Form 10-Q
period 1996-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1996-05-14
CIK 922864

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1996
                               ------------------------------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                         to
                          -----------------------------------------------------

Commission File Number 1-13232

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
- - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



    Maryland                                     84-1259577
- - --------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado                80222-4348
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                    (303) 757-8101
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
    -----------     ----------

The number of shares of Class A Common Stock outstanding as of April 29, 1996:
      11,973,832
The number of shares of Class B Common Stock outstanding as of April 29, 1996:
           585,000

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                      FORM 10-Q


                                        INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

         Consolidated Balance Sheets as of March 31, 1996
         (unaudited) and December 31, 1995                                3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1996 and 1995 (unaudited)                        4

         Consolidated Statement of Cash Flows for the Three Months
         Ended March 31, 1996 and 1995 (unaudited)                        5

         Notes to Consolidated Financial Statements
         (unaudited)                                                      7


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

PART II. OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders        20

    Item 5.   Other Information                                          21

    Item 6.   Exhibits and Reports on  Form 8-K                          22

    Signatures                                                           26

    Schedule 1                                                           27

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                                       March 31,    December 31,
                                                         1996          1995
                                                      ----------    ------------
                                                      (Unaudited)
                                        ASSETS
Real estate - net of accumulated depreciation of
  $33,207 and $28,737                                 $473,641       $448,425
Cash and cash equivalents                                  713          1,650
Restricted cash                                         17,902         17,747
Investment in unconsolidated service business
  subsidiaries                                           4,248          3,674
Accounts receivable and other assets                     7,195          7,175
                                                      --------       --------
                                                      $503,699       $478,671
                                                      --------       --------
                                                      --------       --------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Secured tax-exempt bond financing                      $66,190        $66,190
Secured notes payable                                  191,552        173,502
Secured short-term financing                            37,500         29,000
Accounts payable, accrued  and other liabilities         7,438          8,007
Resident security deposits and prepaid rents             2,770          2,646
                                                      --------       --------
                                                       305,450        279,345
                                                      --------       --------
Commitments and contingencies                                -              -

Minority interest in Operating Partnership              31,576         30,376
                                                      --------       --------

Stockholders' equity:
  Class A Common Stock, $.01 par value, 150,000,000
     shares authorized, 11,847,568 shares issued and
     outstanding                                           118            118
  Class B Common Stock, $.01 par value, 685,000
     shares authorized, 585,000 shares issued and
     outstanding                                             6              6
  Non-voting preferred stock, $.01 par  value,
     10,000,000 authorized, none issued and
     outstanding                                             -              -
  Additional paid-in capital                           175,078        175,129
  Accumulated deficit                                   (8,529)        (6,303)
                                                      --------       --------
                                                       166,673        168,950
                                                      --------       --------
                                                      $503,699       $478,671
                                                      --------       --------
                                                      --------       --------

See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands except per share data)
                                     (Unaudited)



                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 1996       MARCH 31, 1995
                                         ------------------   ------------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues             $22,451             $18,366
Property operating expenses                     (8,704)             (7,202)
Owned property management expense                 (660)               (569)
                                         ------------------   ------------------
Income from property operations before
   depreciation and amortization                13,087              10,595
Depreciation and amortization                   (4,470)             (3,649)
                                         ------------------   ------------------
Income from property operations                  8,617               6,946

INCOME FROM UNCONSOLIDATED SERVICE
    BUSINESS SUBSIDIARIES                          291                 450

GENERAL AND ADMINISTRATIVE EXPENSES               (323)               (646)

INTEREST EXPENSE                                (5,395)             (2,504)

INTEREST INCOME                                    114                 179
                                         ------------------   ------------------

INCOME BEFORE MINORITY INTEREST IN
    OPERATING PARTNERSHIP                        3,304               4,425
Minority interest in Operating
    Partnership                                   (494)               (420)
                                         ------------------   ------------------
NET INCOME                                     $ 2,810             $ 4,005
                                         ------------------   ------------------
                                         ------------------   ------------------

Net income allocable to preferred
    stockholder                                $     0             $ 1,836
                                         ------------------   ------------------
                                         ------------------   ------------------
Net income allocable to common
    stockholders                               $ 2,810             $ 2,169
                                         ------------------   ------------------
                                         ------------------   ------------------
Weighted average common shares and
    common share equivalents
    outstanding                                 11,860               9,589
                                         ------------------   ------------------
                                         ------------------   ------------------
Net income per common share and common
  share equivalent                             $  0.24             $  0.23
                                         ------------------   ------------------
                                         ------------------   ------------------

Dividends paid per common share                $ 0.425             $ 0.415
                                         ------------------   ------------------
                                         ------------------   ------------------


See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)



                                                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                  MARCH 31, 1996       MARCH 31, 1995
                                                                ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                        $2,810              $4,005
                                                                ------------------   ------------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                   4,632               3,681
     Income from unconsolidated service business subsidiaries         (291)               (450)
     Minority interest in earnings                                     494                 420
     Changes in operating assets and liabilities:
         (Increase) decrease in restricted cash                       (155)                306
         Increase in accounts receivable and other assets             (175)             (1,054)
         Decrease in accounts receivable from affiliates                 -                 205
         Increase (decrease) in accounts payable, accrued and
           other liabilities                                          (568)                103
         Increase (decrease) in resident security deposits and
           prepaid rents                                               124                 (45)
                                                                ------------------   ------------------
            Total adjustments                                        4,061               3,166
                                                                ------------------   ------------------
            Net cash provided by operating activities                6,871               7,171
                                                                ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of real estate                                      (6,711)                  -
       Capital replacements                                           (827)               (619)
       Initial capital expenditures                                   (261)               (932)
       Capital enhancements                                             (9)                  -
       Construction in progress                                     (1,428)                (16)
       Increase in investment in unconsolidated service
              business subsidiaries                                   (160)                  -
       Increase in office equipment and leasehold improvements          (7)                  -
                                                                ------------------   ------------------
            Net cash used in investing activities                   (9,403)             (1,567)
                                                                ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal paydowns on secured notes payable                    (926)                (27)
       Borrowings on secured notes payable                              56                   -
       Borrowings on secured line of credit                          8,500                   -
       Net advances to unconsolidated service business
              subsidiaries                                            (123)               (228)
       Payment of dividend on mandatorily redeemable 1994
              Cumulative Convertible Senior Preferred Stock              -              (1,836)
       Payment of common stock dividend                             (5,037)             (3,979)
       Payment of distributions to minority interest in
              Operating Partnership                                   (824)               (592)
       Payment of additional offering costs related to 1995
             common stock offering                                     (51)                  -
                                                                ------------------   ------------------
            Net cash provided by (used in) financing activities      1,595              (6,662)
                                                                ------------------   ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (937)             (1,058)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,650               5,852
                                                                ------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $713              $4,794
                                                                ------------------   ------------------
                                                                ------------------   ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for interest                     $5,227              $2,472
                                                                ------------------   ------------------
                                                                ------------------   ------------------




See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands except unit data)
                                     (Unaudited)



NON CASH INVESTING AND FINANCING ACTIVITIES

In January 1996, the Company assumed $12,980 of notes payable secured by first and second deeds of trust and issued 82,703 Operating Partnership Units with a recorded value of $1,530 when the Company exercised its option to purchase the Peachtree Park Apartments.

In January 1996, the Company assumed $5,940 of secured notes payable for the purchase of the Villa Ladera Apartments.

(See Notes 3 and 4)







See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      Notes to Consolidated Financial Statements
                                    March 31, 1996
                                     (Unaudited)


NOTE 1 - ORGANIZATION

         Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994, ( the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership"), through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's partnership interests in, and majority ownership of, the Operating Partnership.

         On July 29, 1994, the Company completed its initial public offering ("IPO") of 9,075,000 shares of Class A Common Stock, issued 966,000 shares of mandatorily redeemable 1994 Cumulative Convertible Senior Convertible Preferred Stock ("Convertible Preferred Stock") and 513,514 unregistered shares of Class A Common Stock. Concurrently, the Company engaged in a business combination and consummated a series of related transactions which enabled the Company to continue and expand the property management and related businesses of Property Asset Management, L.L.C., Limited Liability Company and its affiliated companies and PDI Realty Enterprises, Inc. (the "AIMCO Predecessors"). The AIMCO Predecessors received limited partnership interests in the Operating Partnership ("OP Units") totaling 1,193,695 OP Units in connection with these formation transactions. The Company has also issued OP Units as consideration for the acquisition of certain properties and property management businesses since the IPO.

         Concurrent with the IPO, 650,000 shares of common stock held by four of the Company's executive officers were reclassified as Class B Common Stock. The Class B Common Stock is convertible into Class A Common Stock, subject to certain conditions. In July 1995, 65,000 shares of Class B Common Stock were converted into Class A Common Stock upon the satisfaction of the requisite conditions.

         In September 1995, the Company repurchased all 966,000 outstanding shares of its Convertible Preferred Stock and 513,514 unregistered shares of Class A Common Stock.

         In December 1995, the Company completed a public offering of 2,706,423 shares of Class A Common Stock.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION (CONTINUED)

         At March 31, 1996, 11,847,568 shares of Class A Common Stock and 2,081,684 OP Units were outstanding, for a combined total of 13,929,252 common shares and OP Units.

         At March 31, 1996, the Company owned and managed 15,028 apartment units in 58 properties and managed an additional 16,423 apartment units in 122 properties for 78 third party owners and 3,561 apartment units in 15 properties for affiliates, bringing the total managed portfolio to 195 properties containing 35,012 apartment units located in the Southwestern, Southcentral and Southeastern regions of the United States.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         As a result of a restructuring completed in September 1995, the Company's interests in its service business subsidiaries are accounted for under the equity method. For comparative purposes, consolidated financial statements presented at March 31, 1995 have been restated to reflect the restructuring.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      Notes to Consolidated Financial Statements


NOTE 3-  REAL ESTATE

         Effective January 1, 1996, the Company exercised its option to acquire the ownership interest of the Company's Chairman in Peachtree Park, a 295 apartment unit property located in Atlanta, Georgia. The option was acquired in conjunction with the IPO in July 1994. The Company issued 82,703 OP Units with a recorded value of $1,530,000, paid $287,000 in cash and assumed $12,980,000 of indebtedness for the total purchase price of $14,797,000. A major refurbishment of the property was completed in 1995, with more than $6.5 million ($22,000 per unit) spent to refurbish the property.

         In January 1996, the Company acquired the Villa Ladera Apartments, a 280 apartment unit property located in Albuquerque, New Mexico for a purchase price of $11,825,000. The consideration consisted of $5,885,000 in cash and the assumption of $5,940,000 of indebtedness secured by a first trust deed. In addition, the Company purchased a parcel of vacant land adjacent to the Villa Ladera Apartments for $425,000 in cash in March 1996.


NOTE 4 - SECURED NOTES PAYABLE

         In January 1996, the Company assumed $12,980,000 in secured notes payable in connection with the purchase of Peachtree Park. The Peachtree Park indebtedness includes a $8,730,000 first mortgage loan which bears interest at 7.1% and matures in May 1997 and a $4,250,000 second participating mortgage loan, maturing May 1999, which bears interest at a fixed rate of 10% plus 50% of the property's available cash flow after debt service and payment of a preferred return to the Company of $100,000 per year.

         In January 1996, the Company assumed a $5,940,000 secured note payable with an interest rate of 7.125%, maturing in December 2016, in connection with the purchase of the Villa Ladera apartments.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      Notes to Consolidated Financial Statements


NOTE 5 - SECURED SHORT-TERM FINANCING

         During the three months ended March 31, 1996, the Company borrowed $8,500,000 under its Credit Facility to fund the cash portion of the Peachtree Park and Villa Ladera purchases and the construction in progress at certain properties owned by the Company.


NOTE 6 - DIVIDEND DECLARED

         On April 25, 1996, the Board of Directors declared a cash dividend of $.425 per share of Class A Common Stock for the quarter ended March 31, 1996, payable on May 15, 1996 to stockholders of record on May 8, 1996.


NOTE 7 - REGISTRATION STATEMENT

         In February 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of certain shares of Class A Common Stock of the Company which may be issued in exchange for OP Units which may be tendered for redemption by OP Unitholders. The registration statement relates to OP Units issued from inception through January 15, 1996 with the exception of the OP Units held by executive officers of the Company. The registration statement was declared effective by the Securities and Exchange Commission on April 2, 1996.


NOTE 8 - SUBSEQUENT EVENT

         On April 22, 1996, the Company purchased Sycamore Creek, a 336 apartment unit property located in Tustin, California for a purchase price of $16,669,000. The consideration included $1,450,000 cash and the issuance of 623,736 OP units and 126,264 shares of Class A Common Stock for an aggregate recorded value of $15,219,000. The Company has budgeted an additional $1.2 million for initial capital expenditures. On May 3, 1996, the Company filed a Registration Statement on Form S-3 relating to the resale of the 126,264 shares of Class A Common Stock issued in this transaction.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    On July 29, 1994, the Company completed its IPO of 9,075,000 shares of Common Stock at $18.50 per share and issued 966,000 shares of Convertible Preferred Stock and 513,514 unregistered shares of Class A Common Stock. In addition, the Company acquired its initial interest in the Operating Partnership, certain of the service business subsidiaries, acquired four properties and the businesses of the AIMCO Predecessors and acquired 33 additional properties. Since the IPO, the Company has completed an offering of an additional 2,706,423 shares of Common Stock at $19.125 per share, acquired 22 additional properties, repurchased 966,000 shares of Convertible Preferred Stock and 513,514 shares of unregistered Common Stock and financed $155.4 million of long-term, fixed rate, fully amortizing debt.

    The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

    The Company recognized net income of $2,810,000 for the three months ended March 31, 1996. For the three months ended March 31, 1995, the Company recognized net income of $4,005,000, of which $1,836,000 was allocable to the holder of the Convertible Preferred Stock and $2,169,000 was allocable to the Class A common stockholders. The increase in net income in 1996 was primarily the result of the acquisition of ten additional properties in December 1995 and January 1996 offset by increased interest expense associated with debt which was financed following the first quarter of 1995. These factors are discussed in more detail in the following paragraphs.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

    Rental and other property revenues from the Company's 58 apartment properties totaled $22,451,000 for the three months ended March 31, 1996, consisting of $18,820,000 for the 48 properties owned for all of 1995 and $3,631,000 for the 10 properties acquired in December 1995 and in January 1996. Rental and other property revenues of $18,820,000 for the 48 properties for the first quarter of 1996 compares to $18,366,000 for the same period in 1995, reflecting an increase of $454,000, or 2.5%. Average monthly rent per occupied unit for the 48 properties owned at both March 31, 1996 and March 31, 1995 was $518 and $500, respectively, an increase of 3.6%. Weighted average physical occupancy was 94% at March 31, 1996 compared to 95% at March 31, 1995.

    Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing and taxes and insurance totaled $8,704,000 from 58 properties for the three months ended March 31, 1996, consisting of $7,325,000 for the 48 properties owned for all of 1995 and $1,379,000 for the 10 properties acquired in December 1995 and January 1996. Operating expenses of $7,325,000 for the 48 properties for the first quarter of 1996 compares to $7,202,000 for the same period in 1995, reflecting an increase of $123,000, or 1.7%.

    Property operations on a "same store" basis are comparable for 46 of the 48 properties owned during both the first quarter of 1995 and the first quarter of 1996 due to the revision of the rental structure of two of the 48 properties in the third quarter of 1995 in conjunction with the completion of the Company's tax restructuring. The rental and other revenue for the three months ended March 31, 1996 for these 46 properties was $18,456,000 compared to $17,794,000 for the three months ended March 31, 1995, representing an increase of $662,000, or 3.7%. Average monthly rent per occupied unit for these 46 properties was $517 and $495, respectively, an increase of 4.4%. The increase results from higher rental rates charged upon renewal of existing tenant leases or upon the execution of new tenant leases. Comparative operating expenses for the 46 properties were $7,127,000 for the three months ended March 31, 1996 compared to $6,906,000 for the same period in 1995, reflecting an increase of $221,000, or 3.2%, primarily in utility and turnover costs.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Owned property management expenses, representing the costs of managing the Company's properties, totaled $660,000 for 58 properties for the three months ended March 31, 1996, consisting of $540,000 for the 48 properties owned for all of 1995 and $120,000 for the properties purchased in December 1995 and January 1996. The owned property management expenses for the 48 properties for the three months ended March 31, 1995 was $569,000.

PROPERTY MANAGEMENT

    Income from unconsolidated service business subsidiaries is accounted for on the equity method. For informational purposes, the Company's share of income from the unconsolidated service business subsidiaries for the three months ended March 31, 1996 and 1995 are described below for each major category of revenue and expense.


                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                               MARCH 31, 1996       MARCH 31, 1995
                                            ------------------   ------------------
                                               (in thousands)
Management fees and other income                  $ 1,848              $ 1,905
Management expenses                                (1,260)              (1,336)
Corporate overhead allocation                        (149)                   0
Management company goodwill amortization             (114)                 (80)
Depreciation of other assets                          (48)                 (39)
                                                   --------             --------
Income from property management                       277                  450
Minority interest                                      14                    -
                                                   --------             --------
Company's share of income from property
  management                                      $   291              $   450
                                                   --------             --------
                                                   --------             --------


                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    The net contribution from the property management business, before amortization of management company goodwill, corporate overhead allocation, depreciation and amortization and minority interest, was $588,000 for the three months ended March 31, 1996 and $569,000 for the three months ended March 31, 1995. Details by source of revenues follow:


                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                               MARCH 31, 1996       MARCH 31, 1995
                                            ------------------   ------------------
                                               (in thousands)
Properties managed for third parties and
  affiliates
   Revenues from properties owned by third
     parties                                      $   803              $   742
   Revenues from properties owned by
     affiliates                                       282                  347
   Management and other expenses                     (972)                (943)
                                                   --------             --------
                                                      113                  146
                                                   --------             --------
Commercial asset management
       Management and other income                    363                  433
       Management and other expenses                  (95)                (166)
                                                   --------             --------
                                                      268                  267
                                                   --------             --------
Reinsurance operations
       Revenues                                       308                  284
       Expenses                                       (49)                (141)
                                                   --------             --------
                                                      259                  143
                                                   --------             --------
Other
       Revenues                                        92                   99
       Expenses                                      (144)                 (86)
                                                   --------             --------
                                                      (52)                  13
                                                   --------             --------
                                                  $   588              $   569
                                                   --------             --------
                                                   --------             --------


                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Net income from the management of properties for third parties and affiliates was $113,000 for the three months ended March 31, 1996, compared to $146,000 for the three months ended March 31, 1995, a decrease of $33,000, or 22.6%. The decrease in net income is due primarily to increased payroll costs partially offset by an increase of $91,000 in the allocation of management costs to owned property management expense.

    Net income from commercial asset management remained constant for the three months ended March 31, 1996 compared to the same period in 1995, however, revenues decreased by $70,000, or 16.2% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 as a result of a reduction in the number of commercial properties under management. The decline in revenues from commercial asset management was offset by a decrease in related management and other expenses of $71,000, or 42.8%, primarily due to a reduction in personnel.

    Net income from the reinsurance operations increased by $116,000, or 81.1% due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses totaled $323,000 for the three months ended March 31, 1996 compared to $646,000 for the same period in 1995. The amount presented for the three months in 1996 included $277,000 for payroll, overhead and other costs associated with operating a public company and $195,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $149,000 to the service business subsidiaries. The amount presented for the three months in 1995 included $355,000 for payroll, overhead and other costs associated with operating a public company, and $291,000 for payroll and other costs incurred in the development of new business. The combined general & administrative decrease of $174,000, or 26.9% in 1996 before the allocation of corporate overhead is attributable to fewer personnel and a decrease in abandoned acquisition costs.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

    Interest expense totaled $5,395,000 for the three months ended March 31, 1996 compared to $2,504,000 for the three months ended March 31, 1995. Interest expense, which includes amortization of deferred financing costs and unused commitment fees associated with the Company's Credit Facility, increased by $2,891,000, or 115.4% in 1996. The increase was due primarily to an increase of $3,088,000 in interest expense on secured notes payable from: (1) $57 million borrowed in June 1995 to repay certain floating rate debt and amounts borrowed under the Credit Facility; (2) $98 million borrowed in September 1995 to repurchase all 966,000 outstanding shares of Convertible Preferred Stock and 513,514 shares of unregistered Class A Common Stock; (3) $25 million borrowed in connection with the purchase of five properties in December 1995; and (4) $24 million assumed in connection with the purchase of three properties in December 1995 and January 1996. In addition, interest expense, amortization of deferred financing costs and unused commitment fees on the Credit Facility was $267,000 for the three months ended March 31, 1996 compared to $464,000 for the three months ended March 31, 1995, a decrease of $197,000, or 42.4% as a result of lower amounts outstanding under the Credit Facility in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet normal operating requirements, principal and interest payments on outstanding debt, dividends to stockholders and distributions to minority limited partners. As of March 31, 1996, $827,000 in capital replacements and $261,000 in initial capital expenditures were spent. These expenditures were funded from working capital reserves and net cash provided by operating activities. The Company expects to incur an additional $3.7 million in capital replacements and $7.2 million in initial capital expenditures during the balance of 1996, which will be funded by cash from operating activities and borrowings under the Credit Facility. In addition, during the quarter ended March 31, 1996, the Company incurred $1,428,000 in costs related to the construction and renovation of certain properties. These expenditures were funded by borrowings under the Credit Facility.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    As of March 31, 1996, the maximum amount available under the Credit Facility was $32 million and the Company had outstanding borrowings thereunder of $12.5 million, leaving a remaining availability of $19.5 million. The interest rate at March 31, 1996 was 7.1%. If the Company sells any properties that are used to secure the Credit Facility, the amount available under the Credit Facility will be reduced unless substitute collateral is provided.

    The Company has entered into an agreement to sell four of its properties located in Texas (the Dakota Apartments, Sterling Point Apartments and Woodcreek Apartments in Dallas and the Ridgmar Park Apartments in Fort Worth) in a single transaction for aggregate consideration of $17.9 million in cash ($17.3 million net to the Company). Proceeds of the sale will be used to pay amounts outstanding under the Credit Facility and to provide working capital. The Company expects to complete the transaction during the second quarter of 1996. The four properties partially secure the amount available under the Credit Facility and if sold, the maximum available under the Credit Facility will be reduced to approximately $20 million.

    The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities and cash generated from operations. On October 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $200 million of debt and equity securities. In December 1995, the Company sold 2,706,423 shares of Class A Common Stock for $19.125 per share (for aggregate gross proceeds of $51.8 million) in a public offering.
In April 1996, the Company issued 126,264 shares of Class A Common Stock with a recorded value of $2.6 million in connection with the purchase of a property. The amount remaining under the shelf registration is $145.6 million.

    As of March 31, 1996, the Company had outstanding indebtedness totaling $295 million: $191.5 million of secured notes payable; $66 million of secured tax-exempt debt ($48.1 million of which is floating rate debt); a secured one-year floating rate bridge loan of $25 million; and $12.5 million outstanding under its Credit Facility. The Company's outstanding debt is secured by substantially all of the properties owned by the Company.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONTINGENCIES

    The Company has filed a request with the IRS for a private letter ruling regarding the characterization of certain advances paid to the service business subsidiaries with respect to property management services provided to properties managed by the Company for third parties and affiliates. The Company believes and is seeking a determination that such amounts are not includable in gross income for purposes of the REIT qualification tests for the Company's 1994 and 1995 taxable years. Although the Company intends to vigorously dispute any determination that such amounts are includable in gross income, such a determination, if ultimately upheld, would result in potential tax liability to the Company of up to $1.4 million, plus interest. A determination by the IRS that the advances paid to the service business subsidiaries in 1994 and 1995 are includable in gross income will not affect the Company's status as a REIT.

    Certain of the Company's properties are, and some of the properties managed by the Company for others may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate onto the properties. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The remediation of the landfill gas is now substantially complete. The environmental authorities have preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingent plan of passive methane gas
venting may be implemented.   The Company believes the costs of such further
limited action, if any, will not be material. Testing has also been conducted on Montecito to determine whether, and to what extent, groundwater has been impacted. Test reports have indicated that the groundwater is not contaminated at actionable levels.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFLATION

    Substantially all of the leases at the Company's apartment properties are for a period of one year or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its annual meeting of stockholders on April 25, 1996. At the meeting, the stockholders approved the four proposals set forth below:

1. Proposal to elect six directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify:

                           Votes    Votes        Votes
                            For    Against      Withheld
                             ---    -------      --------

Terry Considine         10,054,185     0         54,460
Richard S. Ellwood      10,053,425     0         55,220
Peter K. Kompaniez      10,053,185     0         55,460
J. Landis Martin        10,054,185     0         54,460
Thomas L. Rhodes        10,054,185     0         54,460
John D. Smith           10,053,910     0         54,735

2. Proposal to ratify the selection of Ernst & Young LLP, as successor to Kenneth Leventhal & Company, to serve as independent auditors for the Company for the calendar year ending December 31, 1996:

                           Votes        Votes        Votes
                            For        Against      Withheld
                             ---       -------      --------
                        10,034,037     19,004        55,354

3. Proposal to approve an amendment to The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates to make the holders of the Company's Class B Common Stock eligible to receive options thereunder:

                           Votes        Votes        Votes
                            For        Against      Withheld
                             ---       -------      --------
                         5,644,010     364,610      4,100,025

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

4. Proposal to approve the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan:

                      Votes        Votes        Votes      Broker
                       For        Against      Withheld   Non Vote
                        ---       -------      --------   --------
                     5,369,080     634,697      165,461    3,939,407


ITEM 5.  OTHER INFORMATION.

    Prior to February 1996, in order to accommodate the qualification of the Company as a REIT, four of the Company's executive officers, Terry Considine, Peter Kompaniez, Steven Ira and Robert Lacy, collectively, held a 5% beneficial interest in each of four regional business trusts (the "Service Trusts") that owned four corresponding regional limited liability companies (the "Service LLCs") through which the Company's third-party property and asset management business was then principally conducted. In February 1996, the Operating Partnership and Messrs. Considine, Kompaniez, Ira and Lacy contributed their respective interests in the Service Trusts to Property Asset Management Services, Inc., a Delaware corporation ("PAMS Inc.") in exchange for 950,000 shares of non-voting preferred stock of PAMS Inc., in the case of the Operating Partnership, and 50,000 shares of common stock of PAMS Inc., in the case of Messrs. Considine, Kompaniez, Ira and Lacy. In April 1996, the Service Trusts were dissolved and their interests in the Service LLCs were distributed to PAMS Inc. On May 2, 1996, the four Service LLCs were merged into Property Asset Management Services, L.P., a Delaware limited partnership ("PAMS LP"), with PAMS LP as the surviving entity. Consequently, the Company's property management and asset management business is now conducted principally through PAMS Inc. and PAMS LP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

Exhibit
Number   Description
- - -------   -----------
3.1      Restated Articles of Incorporation of the Company (1)

3.2      Bylaws of the Company (1)

10.1 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among General Electric Credit Equities, Inc., AIMCO/RALS, L.P. and Stewart Title Guarantee Company (2)

10.2 Contribution Agreement, dated as of December 27, 1995, by and among AIMCO Properties, L.P., Home Ventures Associates I, Ltd. and Home Ventures Associates II, Ltd. (2)

10.3 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among Riverwalk Village Associates, L.P., AIMCO/RALS, L.P. and Stewart Title Guarantee Company (2)

10.4 Assignment of Management Agreement, dated as of December 29, 1995, by and among AIMCO/RALS, L.P., GMAC Commercial Mortgage Corporation and the Manager named therein (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.5 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.6 Multifamily Note, dated as of December 29, 1995, by AIMCO/RALS, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,800,000 (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.7 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.8     Rider to Multifamily Instrument, dated as of December 29,

         1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.9 Supplemental Rider to Multifamily Instrument, dated as of December 29, 1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.10 Replacement Reserve and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.11 Completion/Repair and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.12 Note, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,200,000 (2)

10.13 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (2)

10.14 Pledge and Security Agreement, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. and GMAC Commercial Mortgage Corporation
         (2)

10.15 Contribution Agreement and Joint Escrow Instructions, dated as of January 1, 1996, by and between AIMCO Properties, L.P. and Peachtree Park 94, L.P. (3)

10.16 The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates (4)

10.17 Amendment No. 1 to The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates

10.18 Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (5)

27.1     Financial Data Schedule

          ------------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 29, 1995.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 1, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to Annex A to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


     Documents substantially identical to Exhibits 10.4 through 10.11, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. See Schedule 1 hereto for the material details in which such documents differ from Exhibits 10.4 through 10.11.

     (b)  Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed the following Reports on Form 8-K:

     (1) Current Report on Form 8-K, dated December 29, 1995, relating to the acquisition of the Ashford Plantation Apartments, the Riverwalk Apartments and the Las Brisas Apartments (collectively, the "GECC Properties"), the Snug Harbor Apartments, the Boardwalk Apartments, the Seasons Apartments, the Timbermill Apartments and the Sun Katcher Apartments, including the Combined Statement of Revenues and Certain Expenses of the GECC Properties for the year ended December 31, 1994, as well as certain pro forma financial information.

     (2) Current Report on Form 8-K, dated January 1, 1996, relating to the acquisition of the Peachtree Park Apartments and the Villa Ladera Apartments, the formation of Property Asset Management Services, Inc. and the appointment of Thomas Toomey as Senior Vice President of Finance and Administration, including the Statement of Revenues and Certain Expenses of Peachtree Park Apartments for the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         APARTMENT INVESTMENT AND
                         MANAGEMENT COMPANY



Date:  May 13, 1996      By:  /s/  LEEANN MOREIN
                              -------------------------------------------------
                              Leeann Morein
                              Senior Vice President and
                              Chief Financial Officer



Date:  May 13, 1996      By:  /s/  PATRICIA K. HEATH
                              -------------------------------------------------
                              Patricia K. Heath
                              Vice President and
                              Chief Accounting Officer

                                      SCHEDULE 1

         Documents substantially identical to Exhibits 10.4 through 10.11, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits 10.4 through 10.11.


    SUBJECT PROPERTY                        LOAN AMOUNT

1.  Las Brisas Apartments                   $3,800,000
    San Antonio, Texas

2.  Riverwalk Apartments                    $6,200,000
    Little Rock, Arkansas

3.  Snug Harbor Apartments                  $2,000,000
    Las Vegas, Nevada

                              EXHIBIT INDEX TO FORM 10-Q

                                                                    Sequentially
Exhibit                                                               Numbered
Number    Description                                                   Page
- - -------   -----------                                                   ----

 3.1     Restated Articles of Incorporation of the Company (1)

 3.2     Bylaws of the Company (1)

10.1 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among General Electric Credit Equities, Inc., AIMCO/RALS, L.P. and Stewart Title Guarantee Company (2)

10.2 Contribution Agreement, dated as of December 27, 1995, by and among AIMCO Properties, L.P., Home Ventures Associates I, Ltd. and Home Ventures Associates II, Ltd. (2)

10.3 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among Riverwalk Village Associates, L.P., AIMCO/RALS, L.P. and Stewart Title Guarantee Company (2)

10.4 Assignment of Management Agreement, dated as of December 29, 1995, by and among AIMCO/RALS, L.P., GMAC Commercial Mortgage Corporation and the Manager named therein (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

0.5 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.6 Multifamily Note, dated as of December 29, 1995, by AIMCO/RALS, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,800,000 (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.7 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.8 Rider to Multifamily Instrument, dated as of December 29, 1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.9 Supplemental Rider to Multifamily Instrument, dated as of December 29, 1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.10 Replacement Reserve and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.11 Completion/Repair and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (2)

10.12 Note, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,200,000 (2)

10.13 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (2)

10.14 Pledge and Security Agreement, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. and GMAC Commercial Mortgage Corporation
         (2)

10.15 Contribution Agreement and Joint Escrow Instructions, dated as of January 1, 1996, by and between AIMCO Properties, L.P. and Peachtree Park 94, L.P. (3)

10.16 The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates (4)

10.17 Amendment No. 1 to The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates

10.18 Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (5)

27.1     Financial Data Schedule


- - ------------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 29, 1995.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 1, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to Annex A to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.