Form 10-Q
period 1996-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1996-08-14
CIK 922864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1996
                               -----------------------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period          to
                           ---------------------------------------------

Commission File Number 1-13232

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
- ------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Maryland                                  84-1259577
- ------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1873 S. Bellaire Street, Suite 1700, Denver, Colorado        80222-4348
- ------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                (303) 757-8101
- ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
- ------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------     -------

The number of shares of Class A Common Stock outstanding as of
August 13, 1996:    12,521,878
The number of shares of Class B Common Stock outstanding as of
August 13, 1996:    585,000

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                   FORM 10-Q

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1996
              (unaudited) and December 31, 1995                                  3

              Consolidated Statements of Income for the Three and Six Months
              Ended June 30, 1996 and 1995 (unaudited)                           4

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1996 and 1995 (unaudited)                           5

              Notes to Consolidated Financial Statements
              (unaudited)                                                        7


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                  27

     Signatures                                                                 28

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                                June 30,     December 31,
                                                                                  1996          1995
                                                                              -----------    -----------
                                                                              (Unaudited)    (Restated)
                                         ASSETS
Real estate - net of accumulated depreciation of $37,797 and $28,737           $514,029        $448,425
Cash and cash equivalents                                                         2,328           2,379
Restricted cash                                                                  10,166          18,630
Accounts receivable                                                               1,874           1,581
Deferred financing costs                                                          7,423           5,474
Other assets                                                                      4,297           3,872
                                                                              -----------    -----------
                                                                               $540,117        $480,361
                                                                              -----------    -----------
                                                                              -----------    -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Secured long-term notes payable                                                $203,380        $173,502
Secured long-term tax-exempt bond financing                                      76,060          66,190
Secured short-term financing                                                     28,172          29,000
Accounts payable, accrued  and other liabilities                                  9,570           9,615
Resident security deposits and prepaid rents                                      3,351           2,646
                                                                              -----------    -----------
                                                                                320,533         280,953
                                                                              -----------    -----------
Commitments and contingencies                                                      --              --

Minority interest in Operating Partnership                                       41,525          30,376
                                                                              -----------    -----------

Stockholders' equity:
  Class A Common Stock, $.01 par value, 150,000,000 shares
        authorized, 12,521,878 shares issued and outstanding                        126             118
  Class B Common Stock, $.01 par value, 685,000 shares
        authorized, 585,000 shares issued and outstanding                             6               6
  Non-voting preferred stock, $.01 par value, 10,000,000
        authorized, none issued and outstanding                                    --              --
  Additional paid-in capital                                                    188,474         175,211
  Accumulated deficit                                                           (10,547)         (6,303)
                                                                              -----------    -----------
                                                                                178,059         169,032
                                                                              -----------    -----------
                                                                               $540,117        $480,361
                                                                              -----------    -----------
                                                                              -----------    -----------


See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                (Unaudited)

                                                       THREE MONTHS ENDED  THREE MONTHS ENDED  SIX MONTHS ENDED  SIX MONTHS ENDED
                                                          JUNE 30, 1996       JUNE 30, 1995      JUNE 30, 1996     JUNE 30, 1995
                                                       ------------------  ------------------  ----------------  -----------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                               $23,801             $18,573           $46,252            $36,939
Property operating expenses                                       (9,449)             (7,541)          (18,153)           (14,743)
Owned property management expense                                   (679)               (569)           (1,339)            (1,138)
                                                       ------------------  ------------------  ----------------  -----------------
Income from property operations before depreciation               13,673              10,463            26,760             21,058
Depreciation                                                      (4,590)             (3,634)           (9,060)            (7,283)
                                                       ------------------  ------------------  ----------------  -----------------
Income from rental property operations                             9,083               6,829            17,700             13,775
                                                       ------------------  ------------------  ----------------  -----------------

SERVICE COMPANY BUSINESS
Management fees and other income                                   1,877               1,912             3,725              3,817
Management and other expenses                                     (1,204)             (1,157)           (2,464)            (2,493)
Corporate overhead allocation                                       (147)                  0              (296)                 0
Amortization of management company goodwill                         (116)               (115)             (230)              (195)
Other assets depreciation and amortization                           (44)                (43)              (92)               (82)
                                                       ------------------  ------------------  ----------------  -----------------
Income from service company business                                 366                 597               643              1,047
Minority interests in service company business                       (16)                  0                (2)                 0
                                                       ------------------  ------------------  ----------------  -----------------
Company's share of income from service company business              350                 597               641              1,047
                                                       ------------------  ------------------  ----------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES                                 (226)              (447)              (549)            (1,093)

INTEREST EXPENSE                                                  (5,530)            (2,809)           (10,925)            (5,313)

INTEREST INCOME                                                       97                186                211                365
                                                       ------------------  ------------------  ----------------  -----------------
INCOME BEFORE MINORITY INTEREST IN OPERATING
    PARTNERSHIP                                                    3,774              4,356              7,078              8,781
Minority interest in Operating Partnership                          (629)              (409)            (1,123)              (829)
                                                       ------------------  ------------------  ----------------  -----------------
NET INCOME                                                        $3,145             $3,947             $5,955             $7,952
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------

Net income allocable to preferred stockholder                         $0             $1,836                 $0             $3,672
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------
Net income allocable to common stockholders                       $3,145             $2,111             $5,955             $4,280
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------
Weighted average common shares and common
  share equivalents outstanding                                   12,217              9,589             12,039              9,589
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------
Net income per common share and common
  share equivalent                                                 $0.26              $0.22              $0.49              $0.45
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------
Dividends paid per common share                                   $0.425             $0.415              $0.85              $0.83
                                                       ------------------  ------------------  ----------------  -----------------
                                                       ------------------  ------------------  ----------------  -----------------


See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)


                                                                                            SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                                             JUNE 30, 1996       JUNE 30, 1995
                                                                                            ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                                       $  5,955             $  7,952
                                                                                            ----------------    -----------------
  Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation and amortization                                                                    9,739                7,730
     Minority interest in earnings                                                                    1,123                  829
     Changes in operating assets and liabilities:
         (Increase) decrease in restricted cash                                                       8,464               (3,281)
         Increase in accounts receivable                                                               (293)                (451)
         Increase in other assets                                                                      (439)                (446)
         Decrease in accounts receivable from affiliates                                                --                   216
         Increase (decrease) in accounts payable, accrued and other liabilities                         (45)                 (74)
         Increase (decrease) in resident security deposits and prepaid rents                            705                    2
                                                                                            ----------------    -----------------
            Total adjustments                                                                        19,254                4,525
                                                                                            ----------------    -----------------
            Net cash provided by operating activities                                                25,209               12,477
                                                                                            ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of real estate                                                                       (9,395)                --
       Capital replacements                                                                          (2,385)              (1,739)
       Initial capital expenditures                                                                  (1,630)              (2,964)
       Capital enhancements                                                                            (129)                --
       Construction in progress                                                                      (4,222)                (64)
       Increase in office equipment and leasehold improvements                                         (313)               (214)
                                                                                            ----------------    -----------------
            Net cash used in investing activities                                                   (18,074)             (4,981)
                                                                                            ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from secured tax-exempt bond financing                                               58,010                 --
       Proceeds from secured notes payable                                                             --                57,000
       Payment of loan costs                                                                         (2,301)             (3,580)
       Principal paydowns on secured tax-exempt bond financing                                      (48,140)                --
       Principal paydowns on secured notes payable                                                   (1,919)            (39,179)
       Borrowings on secured notes payable                                                               56                 --
       Net (paydowns) borrowings on secured line of credit                                             (828)            (14,200)
       Payment of dividend on mandatorily redeemable 1994 Cumulative
              Convertible Senior Preferred Stock                                                       --                (3,673)
       Payment of common stock dividend                                                             (10,199)             (7,958)
       Payment of distributions to minority interest in Operating Partnership                        (1,633)             (1,363)
       Payment of additional offering costs related to 1995 common
             stock offering                                                                            (232)                --
                                                                                            ----------------    -----------------
            Net cash used in financing activities                                                    (7,186)            (12,953)
                                                                                            ----------------    -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               (51)             (5,457)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      2,379               7,144
                                                                                            ----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  2,328            $  1,687
                                                                                            ----------------    -----------------
                                                                                            ----------------    -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for interest                                                    $ 11,107            $  4,670
                                                                                            ----------------    -----------------
                                                                                            ----------------    -----------------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except unit data)
                                  (Unaudited)


NON CASH INVESTING AND FINANCING ACTIVITIES

In January 1996, the Company assumed $12,980 of notes payable secured by first and second deeds of trust and issued 86,977 Operating Partnership Units ("OP Units") when the Company exercised its option to purchase the Peachtree Park Apartments (consisting of 82,703 OP Units when the option was exercised and 4,274 OP Units upon the completion of an audit of the property). The total recorded value of the OP Units is $1,664.

In January 1996, the Company assumed $5,940 of secured notes payable for the purchase of the Villa Ladera Apartments.

In April 1996, the Company issued 623,736 OP Units and 126,264 shares of Class A common stock with a total recorded value of $15,219 when the Company purchased the Sycamore Creek Apartments.

In April 1996, 173,641 OP Units with a recorded value of $3,397 were redeemed in exchange for an equal number of shares of Class A Common Stock.

In May 1996, the Company assumed a $12,812 note payable secured by a first deed of trust and issued 34,470 OP Units and 372,687 shares of Class A Common Stock with a total recorded value of $8,347 when the Company purchased the Somerset Village Apartments.

In June 1996, 1,718 OP Units were redeemed in exchange for an equal number of shares of Class A Common Stock.


See accompanying notes to consolidated financial statements.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                 Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (Unaudited)


NOTE 1 -  ORGANIZATION

          Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994, (the "REIT" and, together with its subsidiaries and operating affiliates, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership"), through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's partnership interests in, and majority ownership of, the Operating Partnership.

          On July 29, 1994, the Company completed its initial public offering ("IPO") of 9,075,000 shares of Class A Common Stock at $18.50 per share, issued 966,000 shares of mandatorily redeemable 1994 Cumulative Convertible Senior Preferred Stock ("Convertible Preferred Stock") and 513,514 unregistered shares of Class A Common Stock. Concurrently, the Company engaged in a business combination and consummated a series of related transactions which enabled the Company to continue and expand the property management and related businesses of Property Asset Management, L.L.C., Limited Liability Company and its affiliated companies and PDI Realty Enterprises, Inc. (the "AIMCO Predecessors"). The AIMCO Predecessors received limited partnership interests in the Operating Partnership ("OP Units") totaling 1,193,695 OP Units in connection with these formation transactions.

          Concurrent with the IPO, 650,000 shares of common stock held by four of the Company's executive officers were reclassified as Class B Common Stock. The Class B Common Stock is convertible into Class A Common Stock, subject to certain conditions.

          Since the IPO, the Company has completed an offering of an additional 2,706,423 shares of Common Stock at $19.125 per share, acquired 23 additional properties for 1,551,344 OP Units and 498,951 shares of Class A Common Stock, repurchased the 966,000 shares of Convertible Preferred Stock and 513,514 shares of unregistered Common Stock, converted 65,000 shares of Class B Common Stock to 65,000 shares of Class A Common Stock, redeemed 176,504 OP Units in exchange for an equal number of shares of Class A Common Stock and financed $213.4 million of long-term, fixed rate, fully amortizing debt.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


                 Notes to Consolidated Financial Statements


NOTE 1 -  ORGANIZATION (CONTINUED)

          At June 30, 1996, 12,521,878 shares of Class A Common Stock and 2,568,535 OP Units were outstanding, for a combined total of 15,090,413 common shares and OP Units.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and its subsidiaries.

          The unaudited consolidated financial statements of the Company as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

          In the second quarter of 1996, the Company adopted Emerging Task Force
          (EITF) Issue Number 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". The Company reports the operations of the service company business on a consolidated basis after adoption of EITF 95-6. Prior to the issuance of EITF 95-6, the Company reported the service company business on the equity method. The adoption of EITF 95-6 has no impact on net income, but does increase management fees and other income, management and other expenses, amortization of management company goodwill and depreciation of non-real estate assets. The Company has restated the balance sheet as of December 31, 1995 to reflect the retroactive application of the change.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                 Notes to Consolidated Financial Statements


NOTE 3-   REAL ESTATE

          In the first quarter of 1996, the Company exercised its option to acquire the ownership interest of the Company's chairman in Peachtree Park, a 295 apartment unit property located in Atlanta, Georgia. The option was acquired in conjunction with the IPO in July 1994. The Company issued 86,977 OP Units with a recorded value of $1,664,000, paid $287,000 in cash and assumed $12,980,000 of indebtedness for the total purchase price of $14,931,000. In addition, the Company acquired the Villa Ladera Apartments, a 280 apartment unit property located in Albuquerque, New Mexico for a purchase price of $11,825,000. The consideration consisted of $5,885,000 in cash and the assumption of $5,940,000 of indebtedness secured by a first trust deed. The Company also purchased a parcel of vacant land adjacent to the Villa Ladera Apartments for $425,000 in cash.

          In the second quarter of 1996, the Company acquired the Sycamore Creek Apartments, a 336 apartment unit property located in Tustin, California for a purchase price of $16,669,000. The consideration consisted of $1,450,000 in cash and the issuance of 623,736 OP Units and 126,264 shares of common stock with an aggregate recorded value of $15,219,000. The Company also acquired the Somerset Village Apartments, a 486 apartment unit property located in Salt Lake City, Utah for a purchase price of $22,068,000. The consideration consisted of $900,000 in cash, the issuance of 34,470 OP Units and 372,687 shares of common stock with an aggregate recorded value of $8,347,000 and the assumption of $12,812,000 of indebtedness secured by a first trust deed.

NOTE 4 -  RESTRICTED CASH

          In connection with the completion of the tax-exempt bond offerings in June 1996 and the repayment of the existing tax-exempt bonds, $10,000,000 in cash collateral held by the previous bondholder was released to the Company.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                 Notes to Consolidated Financial Statements


NOTE 5 -  SECURED LONG-TERM NOTES PAYABLE

          In January 1996, the Company assumed $12,980,000 in secured notes payable in connection with the purchase of Peachtree Park. The Peachtree Park indebtedness includes a $8,730,000 first mortgage loan which bears interest at 7.1% and matures in May 1997 and a $4,250,000 second participating mortgage loan, maturing May 1999, which bears interest at a fixed rate of 10% plus 50% of the property's available cash flow after debt service and payment of a preferred return to the Company of $100,000 per year. In January 1996, the Company also assumed a $5,940,000 secured note payable with an interest rate of 7.125%, maturing in December 2016, in connection with the purchase of the Villa Ladera apartments.

          In May 1996, the Company assumed $12,812,000 in notes payable secured by a first deed of trust in connection with the purchase of Somerset Village. The indebtedness bears interest at 8.125% and matures in September 1999. The Company expects to refinance the debt at or prior to its maturity.

NOTE 6 -  SECURED LONG-TERM TAX-EXEMPT BOND FINANCING

          In June 1996, the Company completed two tax-exempt bond offerings totaling $58,010,000 on five Florida properties. Proceeds from the bond offerings were used to repay the variable rate $48,140,000 tax-exempt bonds securing four Florida properties and the $9,870,000 tax-exempt revenue bonds which were purchased in connection with the acquisition of a Florida property in December 1995. The bond offerings include $48,140,000 in fully amortizing, 20 year mortgage loans with an effective interest rate of 7.2% and a $9,870,000 fully amortizing, 20 year mortgage loan with an effective interest rate of 7.3%. In addition to the five Florida properties, five other properties were pledged as additional collateral to secure the financings.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                 Notes to Consolidated Financial Statements


NOTE 7 -  SECURED SHORT-TERM FINANCING

          During the six months ended June 30, 1996, the Company borrowed $18,900,000 under its Credit Facility to fund the cash portion of the purchase prices of the properties acquired during the period and the construction in progress and renovation at certain properties owned by the Company. In June 1996, the proceeds from the tax-exempt bond offerings and the release of the restricted cash collateral were used to paydown the outstanding balance on the line of credit. The balance outstanding on the line of credit at June 30, 1996 was $3,172,000.


NOTE 8 -  REGISTRATION STATEMENTS

          In February 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of certain shares of Class A Common Stock of the Company which may be issued in exchange for OP Units which may be tendered for redemption by OP Unitholders. The registration statement relates to OP Units issued from inception through January 15, 1996 with the exception of the OP Units held by executive officers of the Company. The registration statement was declared effective by the Securities and Exchange Commission in April 1996.

          In May 1996, the Company filed a registration statement relating to the resale of the 126,264 shares of Class A Common Stock issued in connection with the acquisition of the Sycamore Creek Apartments. The Company also filed registration statements for 150,000 shares of Class A Common Stock relating to The 1994 Stock Option Plan of Apartment Investment and Management Company and Affiliates, 500,000 shares of Class A Common Stock relating the 1996 Stock Award and Incentive Plan and 1,000,000 shares of Class A Common Stock relating to the Dividend Reinvestment and Share Purchase Plan. The registration statements were declared effective in May 1996.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                 Notes to Consolidated Financial Statements


NOTE 9 -  SUBSEQUENT EVENTS

          REPAYMENT OF SECOND PARTICIPATING MORTGAGE LOAN
          On July 1, 1996, the Company repaid the second participating mortgage loan assumed in connection with the purchase of the Peachtree Park Apartments in January 1996 using borrowings under its line of credit. The repayment included $4,250,000 in outstanding principal and $2,654,000 in repayment of the participation interest due in accordance with the loan. The $6,904,000 repayment consisted of $5,736,000 in cash and the issuance of 63,152 OP Units with a recorded value of $1,168,000.

          DIVIDEND DECLARED
          On July 25, 1996, the Board of Directors declared a cash dividend of $0.425 per share of Class A Common Stock for the quarter ended June 30, 1996, payable on August 14, 1996 to stockholders of record on August 7, 1996.

          REPURCHASE OF COMMON STOCK
          On July 25, 1996, the Company repurchased 126,264 shares of common stock issued in connection with the purchase of the Sycamore Creek Apartments in April 1996. The shares were purchased by the Company at $20.50 per share and are currently held as treasury stock.

          REGISTRATION STATEMENT
          On July 26, 1996, the Company filed a registration statement relating to the resale of the 372,688 shares of Class A Common Stock issued in connection with the acquisition of the Somerset Village Apartments. The registration statement was declared effective in August 1996.

          CONTRACT TO ACQUIRE GENERAL PARTNERSHIP INTERESTS AND REAL PROPERTY
          On July 29, 1996, the Company announced that it had entered into a definitive contract to acquire entities affiliated with J.W. English, a Houston, Texas based real estate syndicator and developer. The acquisition includes the general partnership interests in 31 limited partnerships holding 22 multifamily apartment properties aggregating 5,230 apartment units, primarily in Houston, Texas; title to a 104 unit apartment property in Houston; certain assets of J.W. English Management Company which provides management services to the apartment properties; and other real estate interests related to the J.W. English Companies' operations in Houston, for an aggregate price of $23.1 million, payable $15.2 million in

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                 Notes to Consolidated Financial Statements

NOTE 9 -  SUBSEQUENT EVENTS (CONTINUED)

          OP Units and $7.9 million in cash. In addition, AIMCO expects to incur an additional $1.1 million in transaction costs. The Company has received an option, under certain circumstances, to acquire the individual properties for specified prices approximating $155 million. Prior to closing, the Company intends to make separate offers to the limited partners of the various partnerships to acquire their limited partnership interests for cash or OP Units. The limited partners will be given the option of continuing as limited partners in the existing partnerships. J.W. English and entities affiliated with them have agreed to tender all limited partnership interests owned by them in connection with such offers. Commencement of the tender offers is subject to receipt of a fairness opinion from a national investment banking firm.

          SALE OF FOUR TEXAS PROPERTIES
          On August 1, 1996, the Company sold four of its Texas properties (the Dakota Apartments, Sterling Point Apartments and Woodcreek Apartments in Dallas and the Ridgmar Park Apartments in Fort Worth) in a single transaction for net cash proceeds totaling $17.3 million. The net proceeds were used to paydown the balance outstanding under the Company's line of credit of $9.2 million and to provide funds for
          working capital and investment purposes.   The properties were
          acquired as part of a portfolio in conjunction with the Company's initial public offering in July, 1994. The Company recognized a modest gain on the sale.

          CREDIT FACILITY
          On August 13, 1996, the Company increased its revolving line of credit with Bank of America NT&SA to $50 million from $40 million, reduced its interest rate to LIBOR plus 1.625% from LIBOR plus 1.75% and reduced its unused commitment fee to 0.125% from 0.375%. The revolving line of credit has an initial term of two years and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. The Company utilizes the line of credit for general corporate purposes and to fund investments on an interim basis.

              APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a real estate investment trust which holds a geographically diversified portfolio of apartments, primarily serving the middle market. As of June 30, 1996, the Company owned 60 multifamily apartment properties containing 15,850 apartment units. In addition to its owned properties, AIMCO managed 3,075 apartment units in 14 properties for affiliates and 15,627 apartment units in 117 properties for nearly 80 third party-owners, bringing the total managed portfolio to 191 multifamily apartment properties containing 34,552 apartment units located in the Southeastern, Southcentral and Southwestern areas of the United States. Of the 60 properties owned at June 30, 1996, four properties with 1,265 apartment units were sold on August 1, 1996.

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

     The Company recognized net income of $5,955,000 for the six months ended June 30, 1996. For the six months ended June 30, 1995, the Company recognized net income of $7,952,000, of which $3,672,000 was allocable to the holder of the Convertible Preferred Stock and $4,280,000 was allocable to the Class A common stockholders. The increase in net income in 1996 was primarily the result of the acquisition of twelve additional properties from December 1995 to May 1996 offset by increased interest expense associated with debt which was financed in June and September 1995. These factors are discussed in more detail in the following paragraphs.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the Company's 60 apartment properties totaled $46,252,000 for the six months ended June 30, 1996 consisting of $37,126,000 for the 46 "same store" properties, $789,000 for two properties owned in 1995 and 1996 but for which operations are not comparable and $8,337,000 for the 12 properties acquired from December 1995 to May 1996. Property operations are not comparable for two properties owned during both the first six months of 1995 and the first six months of 1996 due to the revision of the rental structure of the properties in the third quarter of 1995 in conjunction with the completion of the Company's tax restructuring. The rental and other revenue for the six months ended June 30, 1996 for the 46 "same store" properties of $37,126,000 compared to $35,785,000 for the six months ended June 30, 1995, representing an increase of $1,341,000 or 3.7%. Average monthly rent per occupied unit for these 46 properties at June 30, 1996 and 1995 was $521 and $501, respectively, an increase of 4.0%. The increase results from higher rental rates charged upon renewal of existing tenant leases or upon the execution of new tenant leases.

     Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing and taxes and insurance totaled $18,153,000 from 60 properties for the six months ended June 30, 1996, consisting of $14,609,000 for the 46 "same store" properties, $408,000 for the two non-comparable properties and $3,136,000 for the 12 properties acquired from December 1995 to May 1996. Operating expenses for the 46 properties of $14,609,000 for the six months ended June 30, 1996 compare to $14,121,000 for the same period in 1995, reflecting an increase of $488,000, or 3.5%, primarily in utility, turnover, payroll, taxes and insurance costs.

     Owned property management expenses, representing the costs of managing the Company's properties, totaled $1,339,000 for 60 properties for the six months ended June 30, 1996, consisting of $1,059,000 for the 46 "same store" properties, $21,000 for the two non-comparable properties and $259,000 for the properties purchased from December 1995 to May 1996. The owned property management expenses for the six months ended June 30, 1995 totaled $1,138,000, consisting of $1,116,000 for the 46 "same store" properties and $22,000 for the two non-comparable properties.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY MANAGEMENT

     The Company's share of income from the service company business was $641,000 for the six months ended June 30, 1996 compared to $1,047,000 for the six months ended June 30, 1995. Management fees and other income totaled $3,725,000 for the six months ended June 30, 1996 compared to $3,817,000 for the six months ended June 30, 1995, reflecting a decrease of $92,000, or 2.4%. Management and other expenses totaled $2,464,000 for the six months ended June 30, 1995 compared to $2,493,000 for the six months ended June 30, 1995, reflecting a decrease of $29,000, or 1.2%. Each major source of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                            SIX MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30, 1996      JUNE 30, 1995
                                            ----------------  ----------------

Properties managed for third parties
 and affiliates
   Management fees and other income              $2,156,000     $2,274,000
   Management and other expenses                 (1,961,000)    (1,839,000)
                                                 ----------     ----------
                                                    195,000        435,000
                                                 ----------     ----------
Commercial asset management
   Management and other income                      595,000        801,000
   Management and other expenses                   (206,000)      (285,000)
                                                 ----------     ----------
                                                    389,000        516,000
                                                 ----------     ----------
Reinsurance operations
   Revenues                                         771,000        526,000
   Expenses                                         (79,000)      (230,000)
                                                 ----------     ----------
                                                    692,000        296,000
                                                 ----------     ----------
Other
   Revenues                                         203,000        216,000
   Expenses                                        (218,000)      (139,000)
                                                 ----------     ----------
                                                    (15,000)        77,000
                                                 ----------     ----------
                                                 $1,261,000     $1,324,000
                                                 ----------     ----------
                                                 ----------     ----------

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net income from the management of properties for third parties and affiliates was $195,000 for the six months ended June 30, 1996, compared to $435,000 for the six months ended June 30, 1995, a decrease of $240,000, or 55.2%. The decrease in net income is due a decrease in management fees and other income of $118,000, or 5.2% due to the acquisition by the Company during December 1995 and the first six months of 1996 of seven properties previously managed for third parties and affiliates. Management and other expenses increased by $122,000, or 6.6% due to increased payroll costs partially offset by an increase of $202,000 in the allocation of management costs to the Company's owned properties.

     Net income from commercial asset management was $389,000 for the six months ended June 30, 1996 compared to $516,000 for the same period in 1995, a decrease of $127,000, or 24.6% as a result of a reduction in the number of commercial properties under management. The decline in revenues of $206,000, or 25.7% from commercial asset management was partially offset by a decrease in related management and other expenses of $79,000, or 27.7%, primarily due to a reduction in personnel.

     Net income from the reinsurance operations increased by $396,000, or 133.8% due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $549,000 for the six months ended June 30, 1996 compared to $1,093,000 for the same period in 1995. The amount presented for the six months in 1996 included $561,000 for payroll, overhead and other costs associated with operating a public company and $284,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $296,000 to the service company business. The amount presented for the six months in 1995 included $691,000 for payroll, overhead and other costs associated with operating a public company, and $402,000 for payroll and other costs incurred in the development of new business. The decrease in general and administrative expenses of $544,000, or 49.8% in 1996 is attributable to fewer personnel, a decrease in taxes and the allocation of corporate overhead to the service companies. No corporate overhead allocation was recorded for the six months ended June 30, 1995.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

     Interest expense totaled $10,925,000 for the six months ended June 30, 1996 compared to $5,313,000 for the six months ended June 30, 1995. Interest expense, which includes amortization of deferred financing costs and unused commitment fees associated with the Company's Credit Facility, increased by $5,612,000, or 105.6% in 1996. The increase was due primarily to an increase of $5,907,000 in interest expense on secured notes payable from: (1) $57 million borrowed in June 1995 to repay certain floating rate debt and amounts borrowed under the Credit Facility; (2) $98 million borrowed in September 1995 to repurchase all 966,000 outstanding shares of Convertible Preferred Stock and 513,514 shares of unregistered Class A Common Stock; (3) $25 million borrowed in connection with the purchase of five properties in December 1995; and (4) $37 million assumed in connection with the purchase of five properties in December 1995 and the first six months of 1996. In addition, interest expense, amortization of deferred financing costs and unused commitment fees on the Credit Facility was $604,000 for the six months ended June 30, 1996 compared to $899,000 for the six months ended June 30, 1995, a decrease of $295,000, or 32.8% as a result of lower amounts outstanding under the Credit Facility in 1996.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

     The Company recognized net income of $3,145,000 for the three months ended June 30, 1996. For the three months ended June 30, 1995, the Company recognized net income of $3,947,000, of which $1,836,000 was allocable to the holder of the Convertible Preferred Stock and $2,111,000 was allocable to the Class A common stockholders. The increase in net income in 1996 was primarily the result of the acquisition of twelve additional properties in December 1995 and the first six months of 1996 offset by increased interest expense associated with debt which was financed in June and September 1995. These factors are discussed in more detail in the following paragraphs.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the Company's 60 apartment properties totaled $23,801,000 for the three months ended June 30, 1996, consisting of $18,670,000 for the 46 "same store" properties, $426,000 for the two non-comparable properties and $4,705,000 for the 12 properties acquired from December 1995 to May 1996. Rental and other income for the 46 "same store" properties of $18,670,000 for the three months ended June 30, 1996 compare to $17,990,000 for the three months ended June 30, 1995, representing an increase of $680,000, or 3.8%.

     Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing and taxes and insurance totaled $9,449,000 from 60 properties for the three months ended June 30, 1996, consisting of $7,482,000 for the 46 "same store" properties, $210,000 for the two non-comparable properties and $1,757,000 for the 12 properties acquired from December 1995 to May 1996. Operating expenses for the "same store" properties of $7,482,000 for the three months ended June 30, 1996 compare to $7,215,000 for the same period in 1995, reflecting an increase of $267,000, or 3.7%, primarily in utility and turnover costs.

     Owned property management expenses, representing the costs of managing the Company's properties, totaled $679,000 for 60 properties for the three months ended June 30, 1996, consisting of $530,000 for the 46 "same store" properties, $10,000 for the non-comparable properties and $139,000 for the properties purchased from December 1995 to May 1996. The owned property management expenses for the three months ended June 30, 1995 totaled $569,000, consisting of $558,000 for the 46 "same store' properties and $11,000 for the two non-comparable properties.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY MANAGEMENT

     The Company's share of income from the service company business was $350,000 for the three months ended June 30, 1996 compared to $597,000 for the three months ended June 30, 1995. Management fees and other income totaled $1,877,000 for the three months ended June 30, 1996 compared to $1,912,000 for the three months ended June 30, 1995, reflecting a decrease of $35,000, or 1.8%. Management and other expenses totaled $1,204,000 for the three months ended June 30, 1995 compared to $1,157,000 for the three months ended June 30, 1995, reflecting a decrease of $47,000, or 4.1%. Each major source of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                             JUNE 30, 1996       JUNE 30, 1995
                                          ------------------  ------------------

Properties managed for third parties
 and affiliates
   Management fees and other income            $1,071,000         $1,180,000
   Management and other expenses                 (989,000)          (877,000)
                                               ----------         ----------
                                                   82,000            303,000
                                               ----------         ----------
Commercial asset management
   Management and other income                    232,000            376,000
   Management and other expenses                 (111,000)          (131,000)
                                               ----------         ----------
                                                  121,000            245,000
                                               ----------         ----------
Reinsurance operations
   Revenues                                       463,000            240,000
   Expenses                                       (30,000)           (89,000)
                                               ----------         ----------
                                                  433,000            151,000
                                               ----------         ----------
Other
   Revenues                                       111,000            116,000
   Expenses                                       (74,000)           (60,000)
                                               ----------         ----------
                                                   37,000             56,000
                                               ----------         ----------
                                               $  673,000         $  755,000
                                               ----------         ----------
                                               ----------         ----------

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net income from the management of properties for third parties and affiliates was $82,000 for the three months ended June 30, 1996, compared to $303,000 for the three months ended June 30, 1995, a decrease of $221,000, or 72.9%. The decrease in net income is primarily due the acquisition by the Company during December 1995 and the first six months of 1996 of seven properties previously managed for third parties and affiliates. In addition, management and other expenses increased due to higher payroll costs partially offset by an increase of $111,000 in the allocation of management costs to the Company's owned properties.

     Net income from commercial asset management was $121,000 for the three months ended June 30, 1996 compared to $245,000 for the same period in 1995, a decrease of $124,000, or 50.6% as a result of a reduction in the number of commercial properties under management. The decline in revenues of $144,000, or 38.3% from commercial asset management was partially offset by a decrease in related management and other expenses of $20,000, or 15.3%, primarily due to a reduction in personnel.

     Net income from the reinsurance operations increased by $282,000, or 186.8% due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $226,000 for the three months ended June 30, 1996 compared to $447,000 for the same period in 1995. The amount presented for the three months in 1996 included $284,000 for payroll, overhead and other costs associated with operating a public company and $89,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $147,000 to the service company business. The amount presented for the three months in 1995 included $333,000 for payroll, overhead and other costs associated with operating a public company, and $114,000 for payroll and other costs incurred in the development of new business. The decrease in general and administrative expenses of $221,000, or 49.4% in 1996 is attributable to fewer personnel, a decrease in taxes and the allocation of corporate overhead to the service companies. No allocation of corporate overhead was recorded for the three months ended June 30, 1995.

              APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

     Interest expense totaled $5,530,000 for the three months ended June 30, 1996 compared to $2,809,000 for the three months ended June 30, 1995. Interest expense, which includes amortization of deferred financing costs and unused commitment fees associated with the Company's Credit Facility, increased by $2,721,000, or 96.9% in 1996. The increase was due primarily to increased interest expense on secured notes payable from financings completed in June 1995 and September 1995 and borrowings made in connection with the purchase of eight properties from December to May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet normal operating requirements, principal and interest payments on outstanding debt, dividends to stockholders and distributions to minority limited partners. In the six months ended June 30, 1996, $2,385,000 in capital replacements, $1,630,000 in initial capital expenditures and $129,000 in capital enhancements were spent. In addition, in the six months ended June 30, 1996, the Company incurred $4,222,000 in costs related to the construction and renovation of three properties. These expenditures were funded by borrowings under the Credit Facility, working capital reserves and net cash provided by operating activities. The Company expects to incur an additional $2,970,000 in capital replacements (including $773,000 of remaining unspent reserves for capital replacements) during the balance of 1996 and $7,549,000 in initial capital expenditures during the next twelve months, which will be funded by cash from operating activities and borrowings under the Credit Facility.

              APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On August 13, 1996, the Company increased its revolving line of credit with Bank of America NT&SA to $50 million from $40 million, reduced its interest rate to LIBOR plus 1.625% from LIBOR plus 1.75% and reduced its unused commitment fee to 0.125% from 0.375%. The revolving line of credit has an initial term of two years and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. The Company utilizes the line of credit for general corporate purposes and to fund investments on an interim basis.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt, Operating Partnership units or equity securities and cash generated from operations. On October 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $200 million of debt and equity securities. The amount remaining under the shelf registration is $148.2 million.

     As of June 30, 1996, the Company had outstanding indebtedness totaling $307.6 million including $203.3 million of secured notes payable, $76.1 million of secured tax-exempt debt, a secured one-year floating rate bridge loan of $25 million, and $3.2 million outstanding under its Credit Facility. The Company's outstanding debt is secured by substantially all of the properties owned by the Company. The weighted average interest rate on the Company's long-term outstanding debt was 7.7% with a weighted average maturity of 11 years.

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINGENCIES

     The Company has filed a request with the IRS for a private letter ruling regarding the characterization of certain advances paid to the service company business subsidiaries with respect to property management services provided to properties managed by the Company for third parties and affiliates. The Company believes and is seeking a determination that such amounts are not includable in gross income for purposes of the REIT qualification tests for the Company's 1994 and 1995 taxable years. Although the Company intends to vigorously dispute any determination that such amounts are includable in gross income, such a determination, if ultimately upheld, would result in potential tax liability to the Company of up to $1.4 million, plus interest. A determination by the IRS that the advances paid to the service company business subsidiaries in 1994 and 1995 are includable in gross income will not affect the Company's status as a REIT.

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

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS AND CASH EARNED FOR SHAREHOLDERS

    The Company measures its economic profitability based on Cash Earned For Shareholders ("CEFS"). The Company defines CEFS as income before minority interest based on generally accepted accounting principles plus real estate depreciation and amortization of management company goodwill less any preferred stock dividend payments ("Funds From Operations" or "FFO") less a minimum annual provision for capital replacements of $300 per apartment unit. FFO computations conform to the National Association of Real Estate Investment Trusts' ("NAREIT") definition adjusted to add back amortization of management company goodwill and deduct payment of dividends on preferred stock.

     FFO and CEFS do not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     For the three and six months ended June 30, 1996 and 1995, FFO and CEFS are as follows:

                                     THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                         ENDED         ENDED          ENDED          ENDED
                                    JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1996  JUNE 30, 1995
                                    -------------  -------------  -------------  -------------
Net Income before minority interest
 in Operating Partnership              $ 3,774       $ 4,356         $ 7,078       $ 8,781
Owned properties depreciation            4,590         3,634           9,060         7,283
Amortization of management
 company goodwill                          116           115             230           195
Preferred stock dividend                     0        (1,836)              0        (3,672)
                                       -------       -------         -------       -------
Funds From Operations                    8,480         6,269          16,368        12,587
Capital Replacements                    (1,119)         (939)         (2,239)       (1,877)
                                       -------       -------         -------       -------
Cash Earned For Shareholders           $ 7,361       $ 5,330         $14,129       $10,710
                                       -------       -------         -------       -------
                                       -------       -------         -------       -------
Weighted average common shares,
 common share equivalents and OP
 Units outstanding                      14,660        11,446          14.303        11,446
                                       -------       -------         -------       -------
                                       -------       -------         -------       -------

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed with this report:

Exhibit
Number            Description
- -------           -----------
 3.1              Restated Articles of Incorporation of the Company
                  (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1995).
 3.2              Bylaws of the Company (incorporated by reference from the
                  Company's Annual Report on Form 10-K for fiscal year 1995).
 10.1             Acquisition Agreement, dated as of April 30, 1996, by and
                  among the Company, AIMCO Somerset, Inc., AIMCO Properties,
                  L.P., Somerset REIT, Inc., RJ Holdings, Ltd., Somerset PAM
                  Partnership and RJ Equities, Inc.
 10.2             Shareholder Registration Rights Agreement, dated as of May 31,
                  1996, by and between the Company and Somerset REIT, Inc.
 10.3             Unitholder Registration Rights Agreement, dated as of May 31,
                  1996, by and among the Company and the investors listed on Schedule A thereto
 10.4             Amended and Restated Promissory Note, dated September 1,
                  1993, in the original principal amount of $13,200,000 by Somerset Utah, L.P. in favor of Brazos Partners, L.P.
 10.5             Acquisition and Contribution Agreement and Joint Escrow
                  Instructions, dated as of April 19, 1996 by and among the Company, AIMCO Properties, L.P. and Thoner-Pankey
 10.6             Registration Agreement, dated as of April 19, 1996, by and among the Company and the investors listed on Schedule A thereto (OP Units)
 10.7             Registration Agreement, dated as of April 19, 1996, by and among the Company and the investors listed on Schedule A thereto (Class A Common Stock)
 27.1             Financial Data Schedule




     (b)  Reports on Form 8-K for the quarter ended June 30, 1996:

          None

     EXHIBIT INDEX TO FORM 10-Q

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number            Description                                                            Page
- -------           -----------                                                        -------------
  3.1             Restated Articles of Incorporation of the Company
                  (incorporated by reference from the Company's Annual Report on
                  Form 10-K for fiscal year 1995).

  3.2 Bylaws of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1995).

 10.1 Acquisition Agreement, dated as of April 30, 1996, by and among the Company, AIMCO Somerset, Inc., AIMCO Properties,
                  L.P., Somerset REIT, Inc., RJ Holdings, Ltd., Somerset PAM
                  Partnership and RJ Equities, Inc.

 10.2             Shareholder Registration Rights Agreement, dated as of May 31,
                  1996, by and between the Company and Somerset REIT, Inc.

 10.3             Unitholder Registration Rights Agreement, dated as of May 31,
                  1996, by and among the Company and the investors listed on Schedule A thereto

 10.4             Amended and Restated Promissory Note, dated September 1,
                  1993, in the original principal amount of $13,200,000 by Somerset Utah, L.P. in favor of Brazos Partners, L.P.

 10.5             Acquisition and Contribution Agreement and Joint Escrow
                  Instructions, dated as of April 19, 1996 by and among the Company, AIMCO Properties, L.P. and Thoner-Pankey

 10.6 Registration Agreement, dated as of April 19, 1996, by and among the Company and the investors listed on Schedule A thereto (OP Units)

 10.7 Registration Agreement, dated as of April 19, 1996, by and among the Company and the investors listed on Schedule A thereto (Class A Common Stock)

 27.1             Financial Data Schedule


                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REGISTRANT:

                                       APARTMENT INVESTMENT AND
                                       MANAGEMENT COMPANY



Date:  August 14, 1996 /s/ Leeann Morein
                       -----------------------
                       Leeann Morein
                       Senior Vice President and
                       Chief Financial Officer
                       (duly authorized officer and principal financial officer)

                       /s/ Patricia K. Heath
                       -----------------------
                       Patricia K. Heath
                       Vice President and
                       Chief Accounting Officer
                       (principal accounting officer)