Form 10-Q
period 1996-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1996-11-14
CIK 922864

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1996
                               -------------------------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                        to
                          ------------------------------------------------

Commission File Number 1-13232


                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Maryland                                84-1259577
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


1873 S. Bellaire Street, Suite 1700, Denver, Colorado        80222-4348
--------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                             (303) 757-8101
--------------------------------------------------------------------------
         (Registrant's  telephone number, including area code)


                             Not applicable
--------------------------------------------------------------------------
          (Former name, former address, and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---         ---

The number of shares of Class A Common Stock outstanding as of
 November 1, 1996:                                                12,842,843
The number of shares of Class B Common Stock outstanding as of
 November 1, 1996:                                                   455,000

           APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                            FORM 10-Q

                              INDEX


PART I.      FINANCIAL INFORMATION                                    PAGE
                                                                      ----
   Item 1.   Financial Statements

             Consolidated Balance Sheets as of September 30, 1996
             (unaudited) and December 31, 1995                         3

             Consolidated Statements of Income for the Three and
             Nine Months Ended September 30, 1996 and 1995
             (unaudited)                                               4

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and 1995 (unaudited)      5

             Notes to Consolidated Financial Statements
             (unaudited)                                               7


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      15


PART II.     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                         28

   Signatures                                                         30

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                          September 30,   December 31,
                                                              1996            1995
                                                          -------------   ------------
                                                           (Unaudited)     (Restated)
                                       ASSETS
Real estate - net of accumulated
 depreciation of $41,044 and $28,737                        $ 500,889       $448,425
Cash and cash equivalents                                       1,115          2,379
Restricted cash                                                 9,591         18,630
Accounts receivable                                             2,161          1,581
Deferred financing costs                                        7,909          5,474
Note receivable                                                 2,893              -
Other assets                                                    7,305          3,872
                                                            ---------       --------
                                                            $ 531,863       $480,361
                                                            ---------       --------
                                                            ---------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Secured long-term notes payable                             $ 176,635       $173,502
Secured long-term tax-exempt bond financing                    75,837         66,190
Secured short-term financing                                   52,300         29,000
Accounts payable, accrued  and other liabilities                8,908          9,615
Resident security deposits and prepaid rents                    3,125          2,646
                                                            ---------       --------
                                                              316,805        280,953
                                                            ---------       --------
Commitments and contingencies                                       -           -

Minority interest in Operating Partnership                     42,760         30,376
                                                            ---------       --------

Stockholders' equity:
  Class A Common Stock, $.01 par value, 150,000,000 shares
        authorized, 12,346,812 and 11,847,568 shares issued
        and outstanding                                           118            118
  Class B Common Stock, $.01 par value, 685,000 shares
        authorized, 585,000 shares issued and outstanding           6              6
  Non-voting preferred stock, $.01 par value, 10,000,000
        authorized, none issued and outstanding                     -           -
  Additional paid-in capital                                  184,582        175,211
  Accumulated deficit                                         (12,408)        (6,303)
                                                            ---------       --------
                                                              172,298        169,032
                                                            ---------       --------
                                                            $ 531,863       $480,361
                                                            ---------       --------
                                                            ---------       --------

See accompanying notes to consolidated financial statements.

                                          APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands except per share data)
                                                           (Unaudited)


                                          THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30, 1996   SEPTEMBER 30, 1995   SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                          ------------------   ------------------   ------------------   ------------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues               $24,140             $18,714             $ 70,392              $ 55,653
Property operating expenses                       (8,960)             (7,873)             (27,111)              (22,609)
Owned property management expense                   (658)               (569)              (1,999)               (1,707)
                                                 -------             -------              -------               -------
Income from property operations
 before depreciation                              14,522              10,272               41,282                31,337
Depreciation                                      (4,656)             (3,784)             (13,716)              (11,067)
                                                 -------             -------              -------               -------
Income from property operations                    9,866               6,488               27,566                20,270
                                                 -------             -------              -------               -------
SERVICE COMPANY BUSINESS

Management fees and other income                   1,717               2,163                5,442                 5,980
Management and other expenses                       (990)             (1,017)              (3,449)               (3,518)
Corporate overhead allocation                       (147)                  0                 (443)                    0
Amortization of management company goodwill         (114)               (111)                (344)                 (307)
Other assets depreciation and amortization           (62)                (36)                (154)                 (114)
                                                 -------             -------              -------               -------
Income from service company business                 404                 999                1,052                 2,041
Minority interests in service company business        (3)                (20)                 (10)                  (20)
                                                 -------             -------              -------               -------
Company's share of income from service
 company business                                    401                 979                1,042                 2,021
                                                 -------             -------              -------               -------

GENERAL AND ADMINISTRATIVE EXPENSES                 (394)               (612)                (943)               (1,709)

INTEREST EXPENSE                                  (5,850)             (3,078)             (16,775)               (8,391)

INTEREST INCOME                                       31                 132                  242                   497
                                                 -------             -------              -------               -------
INCOME BEFORE GAIN ON DISPOSITION OF
  PROPERTY AND MINORITY INTEREST IN
  OPERATING PARTNERSHIP                            4,054               3,909               11,132                12,688
Gain on dispositon of property                        64                   0                   64                     0
                                                 -------             -------              -------               -------
Income before minority interest in
 Operating Partnership                             4,118               3,909               11,196                12,688
Minority interest in Operating
 Partnership                                        (722)               (399)              (1,845)               (1,228)
                                                 -------             -------              -------               -------
NET INCOME                                       $ 3,396             $ 3,510             $  9,351              $ 11,460
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------

Net income allocable to preferred
 stockholder                                     $     0             $ 1,497              $     0               $ 5,169
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------
Net income allocable to common stockholders      $ 3,396             $ 2,013              $ 9,351               $ 6,291
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------
Weighted average common shares and common
  share equivalents outstanding                   12,398               9,650               12,127                 9,622
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------
Net income per common share and common
  share equivalent                               $  0.27             $  0.21              $  0.77               $  0.65
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------
Dividends paid per common share                  $ 0.425             $ 0.415              $ 1.275               $ 1.245
                                                 -------             -------              -------               -------
                                                 -------             -------              -------               -------

See accompanying notes to consolidated financial statements.

                                APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                        NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                                        ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $  9,351            $ 11,460
                                                                              --------            --------
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                                 14,801              11,195
  Gain on disposition of property                                                  (64)               -
  Minority interest in earnings                                                  1,845               1,228
  Changes in operating assets and liabilities:
    Decrease (increase) in restricted cash                                       9,039              (6,059)
    Increase in accounts receivable                                               (580)               (140)
    Increase in other assets                                                    (3,299)             (1,520)
    Decrease in accounts receivable from affiliates                               -                    217
    (Decrease) increase in accounts payable, accrued and other liabilities        (707)              1,426
    Increase in resident security deposits and prepaid rents                       479                  35
                                                                              --------            --------
          Total adjustments                                                     21,514               6,382
                                                                              --------            --------
          Net cash provided by operating activities                             30,865              17,842
                                                                              --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of real estate                                             17,167                -
  Purchase of real estate                                                      (10,998)               (750)
  Purchase of note receivable                                                   (2,893)               -
  Capital replacements                                                          (4,008)             (2,814)
  Initial capital expenditures                                                  (3,681)             (3,207)
  Capital enhancements                                                            (276)               -
  Construction in progress                                                      (6,199)               (181)
  Increase in office equipment and leasehold improvements                         (300)                (19)
                                                                              --------            --------
          Net cash used in investing activities                                (11,188)             (6,971)
                                                                              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured tax-exempt bond financing                               58,010                -
  Proceeds from secured notes payable                                             -                155,401
  Payment of loan costs                                                         (3,022)             (4,476)
  Principal paydowns on secured tax-exempt bond financing                      (48,363)               -
  Net principal paydowns on secured notes payable                              (28,599)            (39,400)
  Net borrowings on secured short-term financing                                23,300                 400
  Repurchase of common stock                                                    (3,543)               -
  Redemption of 1994 Cumulative Convertible Senior Preferred Stock                -                (96,600)
  Payment of dividend on mandatorily redeemable 1994 Cumulative
    Convertible Senior Preferred Stock                                            -                 (5,169)
  Repurchase of unregistered Class A Common Stock                                 -                (10,633)
  Payment of common stock dividend                                             (15,456)            (11,964)
  Payment of distributions to minority interest in Operating Partnership        (2,656)             (2,134)
  Proceeds from exercise of employee stock options                                  45                -
  Payment of additional offering costs related to 1995 common
    stock offering, dividend reinvestment plan and stock option plan              (657)               -
                                                                              --------            --------
          Net cash used in financing activities                                (20,941)            (14,575)
                                                                              --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,264)             (3,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,379               7,144
                                                                              --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  1,115            $  3,440
                                                                              --------            --------
                                                                              --------            --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                                    $ 16,363            $  4,670
                                                                              --------            --------
                                                                              --------            --------

See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands except unit and share data)
                                       (Unaudited)


NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE
     During the nine months ended September 30, 1996, the Company assumed $31,732 of secured notes payable and issued 498,951 shares of common stock and 745,183 OP Units with a total recorded value of $25,230 in connection with the purchase of four properties.

REDEMPTION OF OP UNITS
     During the nine months ended September 30, 1996, 176,505 OP Units with a recorded value of $3,307 were redeemed in exchange for an equal number of shares of Class A Common Stock

REPAYMENT OF SECURED NOTE PAYABLE
     In July 1996, 63,152 OP Units with a recorded value of $1,168 were issued in connection with the repayment of the second deed of trust on Peachtree Park.

PURCHASE OF MANAGEMENT COMPANY
     In August 1996, the Company issued 16,147 OP Units with a recorded value of $332 for the purchase of a management company.










See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements
                              September 30, 1996
                                  (Unaudited)


NOTE 1 -  ORGANIZATION

          Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994, ( the "REIT" and, together with its subsidiaries and operating affiliates, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership"), through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's partnership interests in, and majority ownership of, the Operating Partnership.

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

          Since the IPO, the Company has completed an offering of an additional 2,706,423 shares of Common Stock at $19.125 per share, acquired 23 additional properties for 1,614,496 OP Units and 498,951 shares of Class A Common Stock, sold four properties for $17.3 million in net proceeds, repurchased the 966,000 shares of Convertible Preferred Stock and 513,514 shares of unregistered Common Stock, converted 195,000 shares of Class B Common Stock to 195,000 shares of Class A Common Stock (of which 130,000 were converted in October 1996), redeemed 176,505 OP Units in exchange for an equal number of shares of Class A Common Stock and financed $213.4 million of long-term, fixed rate, fully amortizing debt.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 1 -  ORGANIZATION (CONTINUED)

          At September 30, 1996, 12,346,812 shares of Class A Common Stock and 2,646,688 OP Units were outstanding, for a combined total of 14,993,500 common shares and OP Units. The outstanding shares of Class A Common Stock increased in October 1996 in connection with the conversion of 130,000 shares of Class B Common Stock to Class A Common Stock and the purchase of 379,750 shares of Class A Common Stock by employees upon exercise of stock options.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and its subsidiaries.

          The unaudited consolidated financial statements of the Company as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

          In the second quarter of 1996, the Company adopted Emerging Issues Task Force (EITF) Number 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". The Company reports the operations of the service company business on a consolidated basis after the adoption of EITF 95-6. Prior to the issuance of EITF 95-6, the Company reported the service company business on the equity method. The adoption of EITF 95-6 has no impact on net income, but does increase third party and affiliate management and other income, management and other expenses, amortization of management company goodwill and

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 2 -  BASIS OF PRESENTATION (CONTINUED)

          depreciation of non-real estate assets. The Company has restated the balance sheet as of December 31, 1995 and the statements of income for the three and nine months ended September 30, 1995 and the statement of cash flows for the nine months ended September 30, 1995 to reflect the retroactive application of the change.

NOTE 3 -  REAL ESTATE

          During the nine months ended September 30, 1996, the Company acquired four properties as described below. The aggregate consideration consisted of $8,531,000 in cash, 498,951 shares of common stock and 745,183 OP units with a total recorded value of $25,230,000 and the assumption of $31,732,000 of indebtedness as summarized below (amounts in thousands except unit data):



                                              NUMBER      TOTAL
                                                OF      PURCHASE
             PROPERTY        LOCATION         UNITS       PRICE     ENCUMBRANCES
             --------        --------         -----     --------    ------------

          Peachtree        Atlanta, GA          295      $14,931     $12,980 (1)
           Park

          Villa Ladera     Albuquerque, NM      280       11,825       5,940

          Sycamore         Tustin, CA           336       16,669           -
           Creek

          Somerset         Salt Lake City,      486       22,068      12,812 (1)
           Village          Utah              -----      -------     -------

                                              1,397      $65,493     $31,732
                                              -----      -------     -------
                                              -----      -------     -------

          (1) Indebtedness has been repaid with the issuance of OP Units and borrowings under the Company's line of credit.

          In addition, the Company purchased a parcel of vacant land adjacent to the Villa Ladera Apartments for $425,000 in cash.

          In the third quarter of 1996, the Company sold four of its Texas apartment properties (Dakota, Sterling Point and Woodcreek in Dallas and the Ridgmar Park in Fort Worth) in a single transaction for net cash proceeds totaling $17.2 million. The net proceeds were used to repay the balance outstanding under the Company's line of credit of $9.2 million and to provide funds for working capital and investment
          purposes.   The properties were acquired as part of a portfolio in
          conjunction with the Company's initial public offering in July, 1994. The Company recognized a gain of $64,000 on the sale.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 4 - ACQUISITION OF REAL ESTATE, GENERAL AND LIMITED PARTNERSHIP INTERESTS AND RELATED ASSETS

          In November 1996, the Company completed the previously announced acquisition of certain partnership interests, real estate and related assets owned by J.W. English Companies, a Houston, Texas based real estate syndicator and developer. The acquisition includes the purchase of 22 limited partnerships which act as the general partner to 31 limited partnerships holding 22 multifamily apartment properties aggregating 5,230 apartment units and four commercial properties, primarily in Houston, Texas; title to a 104 unit apartment property in Houston; certain assets of J.W. English Management Company which provides management services to the apartment properties; and other real estate interests related to the J.W. English Companies' operations, for an aggregate price of $23.1 million. The consideration consisted of $15.2 million in OP Units and $7.9 million in cash. The Company assumed management of the properties on October 14, 1996.

          The Company made separate offers to the limited partners of certain of these partnerships to acquire their limited partnership interests for cash or OP Units. The offers expired on November 7, 1996. The Company has accepted tenders representing, in the aggregate, $14.1 million of limited partnership interests, or 30% of all outstanding limited partnership interests, and has reserved the right to acquire additional tenders representing, in the aggregate, 13% of all outstanding limited partnership interests, which were not validly tendered prior to the expiration date of the tender offers. The aggregate amount tendered will be paid $15.2 million in cash and $1.6 million in OP Units at a price of $23 per OP Unit. The remaining limited partners elected to continue as limited partners in the existing partnerships.

NOTE 5 -  COMMITMENT TO ACQUIRE GENERAL PARTNERSHIP AND RELATED INTERESTS

          In August 1996, the Company entered into definitive contracts to acquire the general partnership interests in twenty-one limited partnerships holding twelve multifamily apartment properties aggregating 2,839 apartment units, and loans made by the general partners and their affiliates for such partnerships, for an aggregate price of $22 million in cash in addition to $750,000 in transaction costs. The properties have an estimated aggregate value of approximately $84 million and are subject to $64 million of mortgage debt. The existing limited partners will retain their interests in each of the partnerships. These acquisitions are expected to be completed by December 1996.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 6 -  RESTRICTED CASH

          In connection with the completion of the tax-exempt bond offerings in June 1996 and the repayment of the existing tax-exempt bonds, $10,000,000 in cash collateral held by the previous bondholder was released to the Company.

NOTE 7 -  NOTE RECEIVABLE

          In September 1996, the Company purchased a note receivable in the principal amount of $3,525,000 with an accrued interest receivable balance of $920,000 for a purchase price of $3,525,000. The note, which bears interest at 8.5% and matures in February 2001, is secured by a second deed of trust on a multifamily-family residential property. All available cash flow of the property will be used to pay interest due on the note.

NOTE 8 -  SECURED LONG-TERM NOTES PAYABLE

          In January 1996, the Company assumed $12,980,000 in first and second mortgage loans in connection with the purchase of Peachtree Park. In July 1996, the mortgage loans, in addition to $2,654,000 in participating interest due in accordance with the second mortgage loan, were repaid using borrowings under the Company's line of credit and the issuance of 63,152 OP Units with a recorded value of $1,168,000.

          In January 1996, the Company assumed a $5,940,000 secured note payable with an interest rate of 7.125%, maturing in December 2016, in connection with the purchase of the Villa Ladera apartments.

          In May 1996, the Company assumed $12,812,000 in notes payable secured by a first deed of trust in connection with the purchase of Somerset Village. The indebtedness was repaid in July 1996 using borrowings under the Company's line of credit.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 9 -  SECURED LONG-TERM TAX-EXEMPT BOND FINANCING

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

NOTE 10 - SECURED SHORT-TERM FINANCING

          In August 1996, the $25,000,000 one-year bridge facility secured by five properties was refinanced. The borrowings were increased to $25,800,000, the interest rate was reduced to LIBOR plus 1.75% from LIBOR plus 2.0% and the maturity was extended to July 31, 1998. In addition, one of the properties was released from the cross-collateralized security.

          In August 1996, the Company increased its revolving line of credit with Bank of America NT&SA to $50 million from $40 million, reduced its interest rate to LIBOR plus 1.625% from LIBOR plus 1.75% and reduced its unused commitment fee to 0.125% from 0.375%. The revolving line of credit has an initial term of two years and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. Borrowings are limited to 60% of the appraised value of the properties which secure the line of credit, totaling $39,450,000 for four properties at September 30, 1996. The Company utilizes the line of credit for general corporate purposes and to fund investments on an interim basis. The balance outstanding on the line of credit at September 30, 1996 was $26,500,000.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 10 - SECURED SHORT-TERM FINANCING (CONTINUED)

          The line of credit was modified in October 1996 for a 180 day period to provide for an increase in the amount available to be borrowed from 60% to 70% of the appraised value of the properties securing the line of credit. In addition, during the modification period, the interest rate was increased to LIBOR plus 1.875% for the first 90 days and LIBOR plus 2.125% for the remainder of the modification period. Two properties were added as collateral for the line of credit. The total amount available for borrowing under the terms of the modification agreement is $50,000,000.

NOTE 11 - STOCK OPTION PLANS

          The Company intends to purchase up to 500,000 shares of common stock in open market and privately negotiated purchase transactions for issuance to employees upon exercise of employee stock options. The Company has repurchased 178,664 shares of common stock at an average price of $20.72 per share as of September 30, 1996.

          In October 1996, employees purchased 379,750 shares of common stock at $20.75 per share upon exercise of stock options awarded under the 1996 Stock Award and Incentive Plan. In consideration for the shares, the employees executed notes payable to the Company bearing interest at 7.25%, due quarterly, maturing on October 1, 2006. The notes are secured by the common stock purchased and are recourse to the employees to the extent of 25% of the original principal amount of the notes.

NOTE 12 - REGISTRATION STATEMENTS

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

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  Notes to Consolidated Financial Statements


NOTE 12 - REGISTRATION STATEMENTS (CONTINUED)

          In May 1996, the Company filed a registration statement relating to the resale of the 126,264 shares of Class A Common Stock issued in connection with the acquisition of the Sycamore Creek Apartments, a registration statement relating to 1,000,000 shares of Class A Common Stock to be issued under the Dividend Reinvestment and Share Purchase Plan, a registration statement relating to 150,000 shares of Class A Common Stock to be issued under The 1994 Stock Option Plan of Apartment Investment and Management Company and a registration statement relating to 500,000 shares of Class A Common Stock to be issued under the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan. The registration statements were declared effective in May 1996.

          In July 1996, the Company filed a registration statement relating to the resale of the 372,688 shares of Class A Common Stock issued in connection with the acquisition of the Somerset Village Apartments. The registration statement was declared effective in August 1996.

NOTE 13 - SUBSEQUENT EVENTS

          DIVIDEND DECLARED
          On October 24, 1996, the Board of Directors declared a cash dividend of $0.425 per share of Class A Common Stock for the quarter ended September 30, 1996, payable on November 14, 1996 to stockholders of record on November 7, 1996.

          REGISTRATION STATEMENTS
          In October 1996, the Company filed a registration statement relating to the issuance of 500,000 shares of Class A common stock in connection with the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan. The registration statement was declared effective in October 1996.

           APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a real estate investment trust which holds a geographically diversified portfolio of apartments, primarily serving the middle market. As of September 30, 1996, the Company owned 56 multifamily apartment properties containing 14,585 apartment units. In addition to its owned properties, AIMCO managed 2,815 apartment units in 13 properties for affiliates and 19,785 apartment units in 144 properties for nearly 100 third party-owners, bringing the total managed portfolio to 213 multifamily apartment properties containing 37,185 apartment units located in the Southeastern, Southcentral and Southwestern areas of the United States.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company recognized net income of $9,351,000 for the nine months ended September 30, 1996 allocable to the Class A common stockholders. For the nine months ended September 30, 1995, the Company recognized net income of $11,460,000, of which $5,169,000 was allocable to the holder of the Convertible Preferred Stock and $6,291,000 was allocable to the Class A common stockholders. The increase in net income allocable to the Class A Common Stockholders in 1996 was primarily the result of the acquisition of twelve additional properties from December 1995 to May 1996 offset by increased interest expense associated with debt which was financed in June and September 1995 and increased interest expense attributable to the refinancing of tax-exempt bond financing completed in June 1996. These factors are discussed in more detail in the following paragraphs.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's apartment properties totaled $70,392,000 for the nine months ended September 30, 1996 consisting of $51,824,000 for the 42 "same store" properties, $3,363,000 for the four properties sold in July 1996, $1,313,000 for three properties owned in 1995 and 1996 but for which operations are not comparable and $13,892,000 for the 12 properties acquired from December 1995 to May 1996. The rental and other revenue for the nine months ended September 30, 1996 for the 42 "same store" properties of $51,824,000 compared to $49,983,000 for the nine months ended September 30, 1995, represents an increase of $1,841,000 or 3.7%. Average monthly rent per occupied unit for these 42 properties at September 30, 1996 and 1995 was $547 and $525, respectively, an increase of 4.2%. Weighted average physical occupancy for the 42 properties increased from 94.3% at September 30, 1995 to 95.6% at September 30, 1996, a 1.4% increase.

Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing and taxes and insurance totaled $27,111,000 for the nine months ended September 30, 1996, consisting of $19,698,000 for the 42 "same store" properties, $1,789,000 for the four sold properties, $662,000 for the three non-comparable properties and $4,962,000 for the 12 properties acquired from December 1995 to May 1996. Operating expenses for the 42 properties of $19,698,000 for the nine months ended September 30, 1996, compared to $19,303,000 for the same period in 1995, reflecting an increase of $395,000, or 2.0%, is due primarily to increases in marketing, utilities and real estate taxes partially offset by a decrease in payroll expense and insurance costs due to lower premiums.

Owned property management expenses, representing the costs of managing the Company's properties, totaled $1,999,000 for the nine months ended September 30, 1996, consisting of $1,425,000 for the 42 "same store" properties, $127,000 for the four sold properties, $31,000 for the three non-comparable properties and $416,000 for the properties purchased from December 1995 to May 1996. The owned property management expenses for the nine months ended September 30, 1995 totaled $1,707,000, consisting of $1,502,000 for the 42 "same store" properties, $173,000 for the sold properties and $32,000 for the three non-comparable properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY MANAGEMENT

The Company's share of income from the service company business was $1,042,000 for the nine months ended September 30, 1996 compared to $2,021,000 for the nine months ended September 30, 1995. Management fees and other income totaled $5,442,000 for the nine months ended September 30, 1996 compared to $5,980,000 for the nine months ended September 30, 1995, reflecting a decrease of $538,000, or 9.0%. Management and other expenses totaled $3,449,000 for the nine months ended September 30, 1996 compared to $3,518,000 for the nine months ended September 30, 1995, reflecting a decrease of $69,000, or 2.0%. Each major source of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                              NINE MONTHS           NINE MONTHS
                                                 ENDED                ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                 1996                   1995
                                                 ----                   ----
Properties managed for third parties and
affiliates
  Management fees and other income              $ 3,227,000        $ 3,517,000
  Management and other expenses                  (2,848,000)        (2,562,000)
                                                 -----------       ------------
                                                     379,000            955,000
                                                 -----------       ------------
Commercial asset management
  Management and other income                        810,000          1,188,000
  Management and other expenses                    (278,000)          (428,000)
                                                 -----------       ------------
                                                     532,000            760,000
                                                 -----------       ------------
Reinsurance operations
  Revenues                                         1,056,000            787,000
  Expenses                                           (37,000)          (285,000)
                                                 -----------       ------------
                                                   1,019,000            502,000
                                                 -----------       ------------
Other
  Revenues                                           349,000            488,000
  Expenses                                          (286,000)          (243,000)
                                                 -----------       ------------
                                                      63,000            245,000
                                                 -----------       ------------

                                                 $ 1,993,000        $ 2,462,000
                                                 -----------       ------------
                                                 -----------       ------------

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income from the management of properties for third parties and affiliates was $379,000 for the nine months ended September 30, 1996, compared to $955,000 for the nine months ended September 30, 1995, a decrease of $576,000, or 60.3%. The decrease in net income is due to a decrease in management fees and other income of $290,000, or 8.2% due to the acquisition by the Company during the period from December 1995 to May 1996 of seven properties previously managed for third parties and affiliates. Management and other expenses increased by $286,000, or 11.2% due to increased payroll costs partially offset by an increase of $292,000 in the allocation of management costs to the Company's owned properties.

Net income from commercial asset management was $532,000 for the nine months ended September 30, 1996 compared to $760,000 for the same period in 1995, a decrease of $228,000, or 30.0% as a result of a reduction in the number of commercial properties under management. The decline in revenues of $378,000, or 31.8% from commercial asset management was partially offset by a decrease in related management and other expenses of $150,000, or 35.0%, primarily due to a reduction in personnel.

Net income from the reinsurance operations increased by $517,000, or 103.0% due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $943,000 for the nine months ended September 30, 1996 compared to $1,709,000 for the same period in 1995. The amount presented for the nine months in 1996 included $925,000 for payroll, overhead and other costs associated with operating a public company and $461,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $443,000 to the service company business. The amount presented for the nine months in 1995 included $1,112,000 for payroll, overhead and other costs associated with operating a public company, and $597,000 for payroll and other costs incurred in the development of new business. The decrease in general and administrative expenses of $766,000, or 44.8% in 1996 is attributable to fewer personnel, a decrease in state income taxes and the allocation of corporate overhead to the service companies partially offset by an increase in professional fees. No corporate overhead allocation was recorded for the nine months ended September 30, 1995.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Interest expense totaled $16,775,000 for the nine months ended September 30, 1996 compared to $8,391,000 for the nine months ended September 30, 1995. Interest expense, which includes amortization of deferred financing costs, increased by $8,384,000, or 100.0% in 1996. The increase consists primarily of $8,003,000 in interest expense on secured notes payable due to financings completed in June 1995 and September 1995 and borrowings made in connection
with properties purchased from December to May 1996.   Interest expense on
the secured tax-exempt bond financing increased by $646,000 or 22.9% due to the increase in interest rate on the $48,140,000 tax-exempt bonds refinanced
in June 1996.   The increase in interest rate was due to a change from an
all-in floating rate of approximately 6.0% to a 20 year, fully amortizing, all-in fixed rate of 7.2%. In addition, interest on secured tax-exempt bonds increased due to the borrowing of $9,870,000 in June 1996 which was used to paydown the balance on the Company's line of credit. Interest expense, amortization of deferred financing costs and unused commitment fees on the Credit Facility was $861,000 for the nine months ended September 30, 1996 compared to $1,125,000 for the nine months ended September 30, 1995, a decrease of $264,000, or 23.5% as a result of lower amounts outstanding under the Credit Facility in 1996.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company recognized net income of $3,396,000 for the three months ended September 30, 1996 allocable to the Class A common stockholders. For the three months ended September 30, 1995, the Company recognized net income of $3,510,000, of which $1,497,000 was allocable to the holder of the Convertible Preferred Stock and $2,013,000 was allocable to the Class A common stockholders. The increase in net income allocable to the Class A Common Stockholders in 1996 was primarily the result of the acquisition of twelve additional properties during the period from December 1995 to May 1996 offset by increased interest expense associated with debt which was financed in June and September 1995 and the refinancing of the tax-exempt bond financing in June 1996. These factors are discussed in more detail in the following paragraphs.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's apartment properties totaled $24,140,000 for the three months ended September 30, 1996, consisting of $17,572,000 for the 42 "same store" properties, $488,000 for the four properties sold in July 1996, $524,000 for the three non-comparable properties and $5,556,000 for the 12 properties acquired from December 1995 to May 1996. Rental and other income for the 42 "same store" properties of $17,572,000 for the three months ended September 30, 1996 compared to $16,768,000 for the three months ended September 30, 1995, represents an increase of $804,000, or 4.8%. The increase in Rental and other income for the three months ended September 30, 1996 is due primarily to increases in rental rates and occupancy.

Operating expenses totaled $8,960,000 for the three months ended September 30, 1996, consisting of $6,648,000 for the 42 "same store" properties, $230,000 for the four sold properties, $254,000 for the two non-comparable properties and $1,828,000 for the 12 properties acquired from December 1995 to May 1996. Operating expenses for the "same store" properties of $6,648,000 for the three months ended September 30, 1996, compared to $6,822,000 for the same period in 1995, reflects a decrease of $174,000, or 2.6%. The decrease results from lower payroll costs, reductions in real estate tax expense due to successful tax appeals, reduced insurance costs due to reduced premiums partially offset by increased utility and marketing costs.

Owned property management expenses totaled $658,000 for the three months ended September 30, 1996, consisting of $475,000 for the 42 "same store" properties, $18,000 for the sold properties, $10,000 for the non-comparable properties and $155,000 for the properties purchased from December 1995 to May 1996. The owned property management expenses for the three months ended September 30, 1995 totaled $569,000, consisting of $501,000 for the 42 "same store' properties, $57,000 for the sold properties and $11,000 for the three non-comparable properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPERTY MANAGEMENT

The Company's share of income from the service company business was $401,000 for the three months ended September 30, 1996 compared to $979,000 for the three months ended September 30, 1995. Management fees and other income totaled $1,717,000 for the three months ended September 30, 1996 compared to $2,163,000 for the three months ended September 30, 1995, reflecting a decrease of $446,000, or 20.6%. Management and other expenses totaled $990,000 for the three months ended September 30, 1996 compared to $1,017,000 for the three months ended September 30, 1995, reflecting a decrease of $27,000, or 2.7%. Each major source of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                          THREE MONTHS          THREE MONTHS
                                              ENDED                ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                              1996                  1995
                                              ----                  ----


Properties managed for third parties
and affiliates
  Management fees and other income           $1,071,000       $1,243,000
  Management and other expenses                (887,000)        (715,000)
                                              ----------       ----------
                                                184,000          528,000
                                             ----------       ----------
Commercial asset management
  Management and other income                   215,000          387,000
  Management and other expenses                 (72,000)        (143,000)
                                             ----------       ----------
                                                143,000          244,000
                                             ----------       ----------
Reinsurance operations
  Revenues                                      285,000          261,000
  Expenses                                       42,000          (55,000)
                                             ----------       ----------
                                                327,000          206,000
                                             ----------       ----------
Other
  Revenues                                      146,000          272,000
  Expenses                                      (73,000)        (104,000)
                                             ----------       ----------
                                                 73,000          168,000
                                             ----------       ----------

                                               $727,000       $1,146,000
                                             ----------       ----------
                                             ----------       ----------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income from the management of properties for third parties and affiliates was $184,000 for the three months ended September 30, 1996, compared to $528,000 for the three months ended September 30, 1995, a decrease of $344,000, or 65.2%. The decrease in net income is primarily due to the acquisition by the Company of seven properties previously managed for third parties and affiliates. In addition, management and other expenses increased due to higher payroll costs partially offset by an increase in the allocation of management costs to the Company's owned properties.

Net income from commercial asset management was $143,000 for the three months ended September 30, 1996 compared to $244,000 for the same period in 1995, a decrease of $101,000, or 41.4% as a result of a reduction in the number of commercial properties under management. The decline in revenues of $172,000, or 44.4% from commercial asset management was partially offset by a decrease in related management and other expenses of $71,000, or 49.6%, primarily due to a reduction in personnel.

Net income from the reinsurance operations increased by $121,000, or 58.7% due to increased premiums collected from a larger work force and improved loss experience and the closure of claims for less than the amounts previously reserved, resulting in a reversal of reserves recorded in previous periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $394,000 for the three months ended September 30, 1996 compared to $612,000 for the same period in 1995. The amount presented for the three months in 1996 included $364,000 for payroll, overhead and other costs associated with operating a public company and $177,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $147,000 to the service company business. The amount presented for the three months in 1995 included $417,000 for payroll, overhead and other costs associated with operating a public company, and $195,000 for payroll and other costs incurred in the development of new business. The decrease in general and administrative expenses of $218,000, or 35.6% in 1996 is attributable to fewer personnel, a decrease in state income taxes and the allocation of corporate overhead to the service companies offset by an increase in professional fees. No allocation of corporate overhead was recorded for the three months ended September 30, 1995.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Interest expense totaled $5,850,000 for the three months ended September 30, 1996 compared to $3,078,000 for the three months ended September 30, 1995. Interest expense, which includes amortization of deferred financing costs and unused commitment fees associated with the Company's Credit Facility, increased by $2,772,000, or 90.1% in 1996. The increase was due primarily to increased interest expense on secured notes payable from financings completed in June 1995 and September 1995, borrowings made in connection with properties purchased from December to May 1996 and increased interest expense on the tax-exempt bond financing which was completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet normal operating requirements, principal and interest payments on outstanding debt, dividends to stockholders and distributions to minority limited partners. In the nine months ended September 30, 1996, $4,008,000 in capital replacements, $3,681,000 in initial capital expenditures and $276,000 in capital enhancements were spent. In addition, in the nine months ended September 30, 1996, the Company incurred $6,199,000 in costs related to the construction and renovation of three properties. These expenditures were funded by borrowings under the Credit Facility, working capital reserves and net cash provided by operating activities. The Company expects to incur an additional $967,000 in capital replacements (including $264,000 of remaining unspent reserves for capital replacements) during the balance of 1996 and $300 per apartment unit for properties owned in 1997. Initial capital expenditures of $4,445,000 are expected to be incurred during the next twelve months, which will be funded by cash from operating activities and borrowings under the Credit Facility. In addition, the Company expects to incur $1,800,000 to $2,000,000 during 1996 and 1997 in capital enhancements for cable television equipment at certain properties owned by the company. Cable services will be provided to residents in connection with an agreement entered into by the Company with a cable television provider.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company plans to fund the purchase of the general and limited partnership interests, real estate and related assets expected to close in the fourth quarter of 1996 with borrowings under the Credit Facility, the issuance of OP units and secured short-term borrowings.

On August 13, 1996, the Company increased its revolving line of credit with Bank of America NT&SA to $50 million from $40 million, reduced its interest rate to LIBOR plus 1.625% from LIBOR plus 1.75% and reduced its unused commitment fee to 0.125% from 0.375%. The revolving line of credit has an initial term of two years and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. The Company utilizes the line of credit for general corporate purposes and to fund investments on an interim basis. The line of credit was modified in October 1996 for a 180 day period to provide for an increase in the amount available to be borrowed from 60% to 70% of the value of the properties securing the line of credit resulting in total available borrowings of $50,000,000. In addition, during the modification period, the interest rate was increased to LIBOR plus 1.875% for the first 90 days and LIBOR plus 2.125% for the remainder of the modification period.

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

As of September 30, 1996, the Company had outstanding indebtedness totaling $304.8 million including $176.6 million of secured notes payable, $75.8 million of secured tax-exempt debt, a secured two-year floating rate bridge loan of $25.8 million, and $26.5 million outstanding under its Credit Facility. The Company's outstanding debt is secured by substantially all of the properties owned by the Company. The weighted average interest rate on the Company's long-term outstanding debt was 7.7% with a weighted average maturity of 12 years.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINGENCIES

The Company filed a request with the IRS for a private letter ruling regarding the characterization of certain advances paid in 1994 and 1995 to the service company business subsidiaries with respect to property management services provided to properties managed by the Company for third parties and affiliates. In October 1996, the IRS ruled that such amounts are not includable in gross income for purposes of the REIT qualification tests for the Company's 1994 and 1995 taxable years.

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

     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS AND CASH EARNED FOR SHAREHOLDERS

The Company measures its economic profitability based on Funds From Operations ("FFO") less a minimum annual provision for capital replacements of $300 per apartment unit, which the Company defines as Cash Earned For Shareholders ("CEFS"). FFO represents income before minority interest and gain on sale of real estate based on generally accepted accounting principles plus real estate depreciation and amortization of management company goodwill less any preferred stock dividend payments. FFO computations conform to the National Association of Real Estate Investment Trusts' ("NAREIT") definition adjusted to add back amortization of management company goodwill and deduct payment of dividends on preferred stock.

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

For the three and nine months ended September 30, 1996 and 1995, FFO and CEFS are as follows (amounts in thousands):


                               THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                   ENDED             ENDED             ENDED             ENDED
                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                   1996              1995              1996              1995
                                   ----              ----              ----              ----

Net Income before gain on
 disposition of property and
 minority interest in
 Operating Partnership           $ 4,054           $ 3,909           $11,132           $12,688
Owned properties
 depreciation                      4,656             3,784            13,716            11,067
Amortization of management
 company goodwill                    114               111               344               307
Preferred stock dividend               0            (1,497)                0            (5,169)
                                 -------           -------           -------           -------
Funds From Operations              8,824             6,307            25,192            18,893
Capital Replacements              (1,114)             (938)           (3,353)           (2,815)
                                 -------           -------           -------           -------

Cash Earned For Shareholders     $ 7,710           $ 5,369           $21,839           $16,078
                                 -------           -------           -------           -------
                                 -------           -------           -------           -------

Weighted average common
 shares, common share
 equivalents and OP Units
 outstanding                      15,035            11,546            14,517            11,493
                                 -------           -------           -------           -------
                                 -------           -------           -------           -------


                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFLATION

Substantially all of the leases at the Company's apartment properties are for a period of six months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are filed with this report:

Exhibit
Number    Description
-------   -----------

  3.1 Restated Articles of Incorporation of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1995).

  3.2 Bylaws of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1995).

 10.1 Credit Agreement, dated as of August 12, 1996, by and among AIMCO Properties, L.P., the banks from time to time party to this Agreement, Bank of America National Trust and Savings Association, as one of the Banks, and Bank of America National Trust and Savings Association, as Agent.

 10.2 Promissory Note, dated as of August 12, 1996, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association.

 10.3 Payment Guaranty, dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the agent.

 10.4 Credit Agreement (BRIDGE LOAN) entered into as of August 12, 1996, among AIMCO Properties, L.P., the National Trust and Savings Association and Bank of America National Trust and Savings Associa tion, as Agent.

 10.5 Promissory Note by AIMCO Properties, L.P. in favor of Bank of America National Trust and Savings Association.

 10.6 Payment Guaranty dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc., in favor of Bank of America National Trust and Savings Association.

 10.7 Acquisition Agreement, dated as of July 26, 1995, among the Company, AIMCO Properties, L.P., AIMCO/PAM Properties, L.P., John W. English, J.W. English Real Estate, Inc., J.W. English Development Co., J.W. English Investments Co., J.W. English Management Co., Easton Falls Partners, Ltd. and English Income Fund I, a Texas Limited Partnership.

Exhibit
Number    Description
-------   -----------

 10.8 Option Agreement, dated as of July 26, 1996, among AIMCO Properties, L.P. and those parties listed on the signatures pages thereto.

 27.1     Financial Data Schedule

          (b)  Reports on Form 8-K for the quarter ended September 30, 1996:

               None

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

                                             REGISTRANT:

                                             APARTMENT INVESTMENT AND
                                             MANAGEMENT COMPANY



Date: November 13, 1996    /s/ LEEANN MOREIN
                           --------------------------
                           Leeann Morein
                           Senior Vice President and
                           Chief Financial Officer
                           (duly authorized officer and
                           principal financial officer)


                           /s/ PATRICIA K. HEATH
                           --------------------------
                           Patricia K. Heath
                           Vice President and
                           Chief Accounting Officer
                           (principal accounting officer)