Form 10-Q/A
period 1996-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1996-11-21
CIK 922864

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 1

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                              --------------------------------------------------

                                                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to
                          ------------------------------------------------------

Commission File Number 1-13232

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Maryland                                       84-1259577
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado                 80222-4348
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                    (303) 757-8101
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
--------------------------------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

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

10.1 Credit Agreement, dated as of August 12, 1996, by and among AIMCO Properties, L.P., the banks from time to time party to this Agreement, Bank of America National Trust and Savings Association, as one of the Banks, and Bank of America National Trust and Savings Association, as Agent.*

10.2 Promissory Note, dated as of August 12, 1996, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association.*

10.3 Payment Guaranty, dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the agent.*

10.4 Credit Agreement (BRIDGE LOAN) entered into as of August 12, 1996, among AIMCO Properties, L.P., the National Trust and Savings Association and Bank of America National Trust and Savings Association, as agent.*

10.5 Promissory Note by AIMCO Properties, L.P. in favor of Bank of America National Trust and Savings Association.*

Exhibit
Number   Description
------    -----------

10.6 Payment Guaranty dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset Inc. and AIMCO/OTC QRS, Inc., in favor of Bank of America National Trust and Savings Association.*

10.7 Acquisition Agreement, dated as of July 26, 1995, among the Company, AIMCO Properties, L.P., AIMCO/PAM Properties, L.P., John W. English, J.W. English Real Estate, Inc., J.W. English Development Co., J.W. English Investments Co., J.W. English Management Co., Easton Falls Partners, Ltd. and English Income Fund I, a Texas Limited Partnership.*

10.8 Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996.

27.1     Financial Data Schedule*

     (b) Reports on Form 8-K for the quarter ended September 30, 1996:

         None


-----------------------
*   Previously filed.

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

                            REGISTRANT:

                            APARTMENT INVESTMENT AND
                            MANAGEMENT COMPANY


Date: November 21, 1996     /s/ Leeann Morein
                            ----------------------------
                            Leeann Morein
                            Senior Vice President and
                            Chief Financial Officer
                            (duly authorized officer and
                            principal financial officer)


                            /s/ Patricia K. Heath
                            ----------------------------
                            Patricia K. Heath
                            Vice President and
                            Chief Accounting Officer
                            (principal accounting officer)