Form 10-Q/A
period 1996-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-03-10
CIK 922864

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 2

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) The following exhibits are filed with this report:

Exhibit
Number   Description
-------  -----------

3.1 Restated Articles of Incorporation of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1994).

3.2 Bylaws of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1994).

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

10.8 Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996.*

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

                            REGISTRANT:

                            APARTMENT INVESTMENT AND
                            MANAGEMENT COMPANY


Date: March 5, 1997         /s/ Leeann Morein
                            ----------------------------
                            Leeann Morein
                            Senior Vice President and
                            Chief Financial Officer
                            (duly authorized officer and
                            principal financial officer)


                            /s/ Patricia K. Heath
                            ----------------------------
                            Patricia K. Heath
                            Vice President and
                            Chief Accounting Officer
                            (principal accounting officer)