Form 10-K
period 1996-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-03-31
CIK 922864

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________

                                  FORM 10-K


   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                       Commission File Number 1-13232

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           (Exact name of registrant as specified in its charter)


                   MARYLAND                                   84-1259577
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

1873 SO. BELLAIRE STREET, SUITE 1700, DENVER, CO              80222-4348
    (Address of principal executive offices)                  (Zip Code)
                           _______________________

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 757-8101

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                              ON WHICH REGISTERED
    --------------------                         -----------------------------
    Class A Common Stock                         New York Stock Exchange, Inc.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X     No
                                                    -------    -------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. _____

    The number of shares of Class A and Class B Common Stock outstanding as of March 11, 1997 was 17,569,970 and 325,000, respectively. The aggregate market value of the voting stock held by non-affiliates of the registrant, was approximately $468,337,000 as of March 11, 1997.
                           _______________________

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 1997 annual meeting of stockholders' are incorporated by reference into Part III of this Annual Report.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                             TABLE OF CONTENTS
                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

ITEM                                                                     PAGE
----                                                                     ----
                                   PART I

 1.  Business...........................................................   1
        Recent Developments.............................................   1
        Financial Information About Industry Segments...................   5
        Growth Strategies...............................................   5
        Operating Strategies............................................   7
        Taxation of the Company.........................................   8
        Competition.....................................................   8
        Regulation......................................................   8
        Environmental Matters...........................................   9
        Insurance.......................................................  10
        Employees.......................................................  10

 2.  Properties.........................................................  11

 3.  Legal Proceedings..................................................  14

 4.  Submission of Matters to a Vote of Security Holders................  14

                                  PART II

 5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters..............................................  15

 6.  Selected Financial Data............................................  16

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................  17

 8.  Financial Statements and Supplementary Data........................  28

 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  28

                                  PART III

10.  Directors and Executive Officers of the Registrant.................  28

11.  Executive Compensation.............................................  30

12.  Security Ownership of Certain Beneficial Owners and Management.....  30

13.  Certain Relationships and Related Transactions.....................  31

                                  PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  31

                                  PART I

INTRODUCTION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Shareholders and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings), contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

ITEM 1.  BUSINESS

Apartment Investment and Management Company, a Maryland corporation formed on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), is a self-administered and self-managed real estate investment trust (a "REIT") engaged in the ownership, acquisition, development, expansion and management of multifamily apartment properties. Through its controlling interests in AIMCO Properties, L.P. a Delaware limited partnership (the "Operating Partnership"), other limited partnerships and subsidiary corporations, the Company owns or controls multifamily apartment properties (the "Owned Properties") and manages other multifamily apartment properties (the "Managed Properties") for third parties and affiliates. The Company focuses on "middle market" multifamily apartment properties (properties with rents at or near the averages in their markets). As of December 31, 1996, the Company owned or controlled 23,764 apartment units in 94 multifamily apartment properties, managed for affiliates 3,611 apartment units in 18 properties and managed for over 90 third-party owners 15,434 apartment units in 119 properties bringing the total managed portfolio to 42,809 apartment units in 231 properties.

The Company's principal executive offices are located at 1873 So. Bellaire Street, Suite 1700, Denver, Colorado 80222-4348 and its telephone number is
(303) 757-8101.

Limited partners in the Operating Partnership and holders of minority interests in partnerships controlled by the Company can contact the Company at (888) 759-0816 for information and assistance.

RECENT DEVELOPMENTS

INDIVIDUAL PROPERTY ACQUISITIONS

During the year ended December 31, 1996, the Company acquired seven multifamily apartment properties consisting of 2,311 apartment units. The aggregate consideration paid by the Company of $93.1 million consisted of $26.0 million in cash, 704,220 shares of AIMCO's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") with a total recorded value of $15.3 million, 745,183 Operating Partnership Units ("OP Units") with a total recorded value of $15.0 million and the assumption of $31.7 million of secured long-term indebtedness and $5.1 million of secured short-term indebtedness.

PORTFOLIO ACQUISITIONS:
ENGLISH PORTFOLIO ACQUISITION

In November 1996, the Company completed the acquisition (the "English Portfolio Acquisition") of certain partnership interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). The English Portfolio Acquisition included the purchase of all of the general and some of the limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships"). The English Partnerships own multifamily apartment properties, aggregating 5,230 apartment units, and four commercial properties, primarily in Houston, Texas. In addition, the Company acquired title to a 104-unit multi-family apartment property in Houston, Texas; certain assets of J.
W. English Management Company which provided management services to the apartment properties; and other real estate interests related to the J.W. English Companies' operations. The aggregate purchase price of the English Portfolio Acquisition was $23.1 million, consisting of $15.2 million in OP Units and $7.9 million in cash.

The Company also made separate offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships to acquire their limited partnerships interests for cash or OP Units. The Company accepted tenders representing, in the aggregate, approximately 46% of all outstanding limited partnership interests in the English Partnerships subject to the offers. The Company paid $16.0 million in cash and $1.7 million in OP Units, at a price of $23 per OP Unit, for the interests tendered in the English Tender Offers. The remaining limited partners elected to continue as limited partners in such English Partnerships.

DALLAS PORTFOLIO ACQUISITION

In a series of related transactions completed in November and December 1996, the Company acquired general partnership interests in 21 limited partnerships which own twelve multifamily apartment properties (collectively, the "Dallas Acquisition Properties") aggregating 2,839 apartment units, primarily in the Dallas, Texas metropolitan area, and loans made by the previous general partners and their affiliates to such partnerships, for an aggregate price of $26.7 million in cash (collectively, the "Dallas Portfolio Acquisition"). The existing limited partners retained their interest in such limited partnerships.

PROPERTY DISPOSITIONS

In August 1996, the Company sold the Dakota Apartments, the Sterling Point Apartments, the Ridgmar Park Apartments and the Woodcreek Apartments (collectively, the "Four Sold Properties") consisting of 1,265 apartment units, all of which are located in the Dallas, Texas metropolitan area, in a single transaction for net cash proceeds totaling $17.1 million. The net proceeds were used to repay the balance then outstanding under the Company's revolving line of credit with Bank of America (the "Credit Facility") of $9.2 million and to provide funds for working capital and investment purposes.
The properties were acquired as part of a portfolio in conjunction with the Company's initial public offering in July 1994. The Company recognized a gain of $44,000 on the dispositions.

DEBT ASSUMPTIONS AND  FINANCINGS

In 1996, the Company assumed $31.7 million in first and second long-term mortgage loans in connection with the purchase of the three apartment properties. In July 1996, mortgage loans on two of the apartment properties totaling $25.8 million, in addition to $2.7 million in participating interest due in accordance with the terms of a second mortgage loan, were repaid using borrowings under the Credit Facility and the issuance of 63,152 OP Units with a recorded value of $1.2 million.

In June 1996, the Company completed two tax-exempt bond offerings totaling $58.0 million on five Florida properties. Proceeds from the bond offerings were used to repay the variable rate $48.1 million tax-exempt bonds securing four Florida properties and the $9.9 million tax-exempt revenue bonds which were purchased in connection with the acquisition of a Florida property in December 1995. The bond offerings include $48.0 million in fully amortizing, 20 year mortgage loans with an effective interest rate of 7.2% and a $9.9 million fully amortizing, 20 year mortgage loan with an effective interest rate of 7.3%. In addition to the five Florida properties, five other properties were pledged as additional collateral to secure the financings.

      In August 1996, the Company's refinanced its $25.0 million one-year bridge facility secured by five properties. The borrowings were increased to $25.8 million, the interest rate was reduced to LIBOR plus 1.75% from LIBOR plus 2.0% and the maturity was extended to July 31, 1998. In addition, one of the properties was released from the cross-collateralized security. The indebtedness is unconditionally guaranteed by the Company.

In November 1996, the Company borrowed $12.5 million pursuant to an unsecured line of credit with Bank One, Colorado, NA (the "Bank One Credit Line"). The Bank One Credit Line bears interest at a variable rate equal to LIBOR plus 1.75% (7.1% per annum as of December 31, 1996). The proceeds were used by the Company to pay for a portion of the limited partnership interests acquired in the English Tender Offers. The Bank One credit line was repaid with proceeds of a public offering in February 1997.

In December 1996, the English Partnerships borrowed $60.5 million, bearing interest at a variable rate equal to LIBOR plus 1.75% (7.4% per annum as of December 31, 1996) which matures in December 1997 (subject to extension by the Company to December 1998). The indebtedness is secured by deeds of trust on 13 of the properties owned by 12 of the English partnerships and is guaranteed in part by AIMCO and certain of its affiliates. The aggregate amount of the obligations guaranteed is approximately $28.8 million. This guaranty is secured by an assignment of the Company's general partnership interests in the 12 English Partnerships. The net proceeds of such indebtedness were used by the Company to repay indebtedness of certain of the English Partnerships. The English Partnerships are subject to an additional $34.9 million of mortgage debt.

In December 1996, the Company borrowed approximately $25.6 million to finance the Dallas Portfolio Acquisition. Such indebtedness is secured by second mortgages on twelve of the Dallas Acquisition Properties and bears interest at a variable rate equal to LIBOR plus 2.50% (8.0% per annum as of December 31, 1996). The indebtedness was repaid by the Company with proceeds of a public offering in February 1997. In December 1996, the partnerships which own the Dallas Acquisition Properties borrowed $29.2 million, bearing interest at LIBOR plus 2.50% (8.0% at December 31, 1996) which matures December 1998. The indebtedness is secured by deeds of trust on seven of the Dallas Acquisition Properties. The net proceeds of such indebtedness were used by the Company to repay indebtedness of certain of the partnerships which own the Dallas Acquisition Properties. The Dallas Acquisition Properties are subject to an additional $31.5 million of mortgage debt.

STOCK REPURCHASES

In September 1996, the Company's Board of Directors authorized the re-purchase of up to 500,000 shares of Class A Common Stock in open market and privately negotiated purchase transactions. During 1996, the Company repurchased 79,400 shares of Class A Common Stock in open market purchases for a total of $1.7 million at an average price of $21.41 per share. In addition, the Company repurchased 126,300 shares of Class A Common Stock in a privately negotiated purchase transaction for a total of $2.6 million at an average price of $20.50 per share.

PUBLIC OFFERINGS

In November 1996, the Company completed a public offering of 1,265,000 shares of Class A Common Stock (including 165,000 shares subject to the underwriter's overallotment option) at a net price of $23.43 per share. The net proceeds of $29.6 million were used to repay a portion of the indebtedness incurred in recent acquisitions. In February 1997, the Company completed a public offering of 2,015,000 shares of Class A Common Stock (including 15,000 shares subject to the underwriter's overallotment option) at a price of $26.75 per share. The net proceeds of $51.1 million were used to repay a portion of the Company's indebtedness incurred in acquisitions completed in November and December 1996.

MANAGEMENT STOCK ACQUISITION

On October 1, 1996, the Company issued 379,750 shares of Class A Common Stock to certain executive officers (or entities controlled by them) at $20.75 per share (the closing price on the NYSE on August 29, 1996, the option award date) pursuant to the exercise of stock options issued under the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan. In payment for such shares, the executive officers (or entities controlled by them) executed $7.9 million of notes payable to the Company bearing interest at 7.25% per annum, payable quarterly, and due in 2006. The notes are secured by the shares purchased and are recourse as to 25% of the principal owed. In March 1997, certain executive officers (or entities controlled by them) repaid $740,000 of the $7.9 million of notes payable to the Company outstanding as of December 31, 1996. In addition, on August 29, 1996, certain executive officers also agreed to purchase (or cause entities controlled by them to purchase), prior to January 31, 1997, an additional 515,500 shares of Class A Common Stock at a purchase price of $20.75 per share. These shares were issued and delivered as of December 31, 1996. In payment for such shares, the executive officers (or entities controlled by them) executed $10.7 million of notes payable to the Company bearing interest at 7.25% per annum, payable quarterly, and due in 2006. The notes are recourse to the officers. In March 1997, certain officers of the Company (or entities controlled by them) repaid in full the notes payable to the Company totaling $10.7 million.

As a result of these two transactions, management and directors ownership increased from approximately 8% at December 31, 1995 to approximately 12% at December 31, 1996.

PENDING ACQUISITION

On February 20, 1997, the Company announced that its Board of Directors had approved an agreement with Demeter Holdings Corporation ("Demeter") and Phemus Corporation ("Phemus"), affiliates of The Harvard Private Capital Group, and Capricorn Investors, L.P. ("Capricorn"), pursuant to which the Company will acquire all of Demeter's and Capricorn's 6.93 million shares of NHP Incorporated ("NHP") common stock at a purchase price of $20.00 per share, payable in 3.2 million shares of Class A Common Stock of the Company and $53 million in cash. In addition, Demeter and Capricorn would be entitled to retain their proportionate interest in NHP's subsidiary, NHP Financial Services, Ltd.

The agreement also provides for the Company to acquire from Demeter, Phemus and Capricorn (together, the "Sellers") interests in certain entities that, directly or indirectly, own conventional and affordable multifamily apartment properties managed by NHP. Pursuant to the agreement, the Operating Partnership will acquire the Sellers' controlling interests in limited partnerships that own 18 conventional apartment communities containing 7,278 apartment units for an aggregate price of approximately $24.5 million, payable in cash or OP Units, at the sellers' option. The Company also has an option to acquire the Sellers' interests in entities that own an additional 15 conventional apartment communities containing 3,800 apartment units. Upon completion of such acquisition, the Operating Partnership intends to make separate offers to the limited partners of the various partnerships to acquire their interests in the limited partnerships.

The agreement also provides for the formation of a joint venture with the Sellers in which the Operating Partnership will have a 50% interest. The joint venture would be managed equally by the Sellers, on the one hand, and Operating Partnership on the other. The Sellers will contribute to the venture their interests in entities that own 24 apartment communities containing 5,464 apartment units, and, at the Operating Partnership's option, the Sellers' interests in entities that own an additional 20 apartment communities containing 4,532 apartment units. The Company will contribute cash or other assets valued at approximately $13 million and the Sellers will contribute assets valued at approximately $13 million to form the joint venture.

Also pursuant to the agreement, the Operating Partnership will invest approximately $3.4 million to acquire a 25% interest in entities owned by the Sellers that own interests in 52,741 affordable housing units and 12,588 other apartment units and other assets.

The Company also made a merger proposal to NHP's Board of Directors pursuant to which NHP would merge into the Company (or one of its subsidiaries) and the Company would offer to acquire the remaining stockholders' interests in NHP for $20 per NHP share to be paid in the Company's Class A Common Stock. The Company's proposal contemplates that NHP's subsidiary, NHP Financial Services, Ltd., will be spun off to NHP stockholders (including the Sellers' but not the Company) prior to the merger. Consequently, NHP stockholders would be entitled to receive approximately 0.75 shares of the Company's Class A Common Stock in the merger. If the spin-off of NHP Financial Services, Ltd. does not occur, the Company will pay an additional $3.05 per share to Demeter, Capricorn and the remaining Stockholders in NHP.

Closing of the transactions is subject to completion of additional documentation and customary closing conditions, including all necessary governmental approvals, the continuation of the Company's status as a REIT under federal tax laws, as well as certain rights of first refusal of NHP with respect to the purchase of interests in properties managed by NHP. The closing of the real estate transactions with the Sellers and the acquisition by the Company of the Sellers' interest in NHP is expected to occur during the second quarter of 1997.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in one industry segment, the ownership and management of real estate. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for financial information relating to the Company.

GROWTH STRATEGIES

The Company measures its economic profitability based on Funds From Operations ("FFO") less a minimum annual provision for capital replacements of $300 per apartment unit, which the Company defines as Cash Earned For Shareholders ("CEFS"). The Company's primary objective is to maximize shareholder value by increasing the amount and predictability of CEFS on a per share basis. The Company seeks to achieve this objective primarily by improving net operating income from its Owned Properties and by acquiring additional properties at values that are accretive on a per share basis. The Company follows operating and financial strategies, including: (i) maintaining a geographically diversified portfolio of properties; (ii) providing a minimum of $300 per apartment unit per year for capital replacements to maintain its properties;
(iii) emphasizing long-term, fixed rate, fully amortizing debt; (iv) maintaining a ratio of CEFS plus interest expense and preferred stock dividends ("Free
Cash Flow") to interest expense of at least 2 to 1; and (v) maintaining a dividend payout ratio of more than 80% of CEFS.

ACQUISITIONS

During 1996, the Company has acquired, either directly or through the acquisition of controlling interests in limited partnerships, 42 multifamily apartment properties, and has sold four Owned Properties, increasing the number of apartment units it owns or controls to 23,764, a net increase of approximately 64% from the 14,453 apartment units in the 56 Owned Properties held at December 31, 1995.

The Company intends to continue to expand its portfolio of Owned Properties by: (i) acquiring properties in markets familiar to the Company's management;
(ii) developing and expanding its Owned Properties and (iii) acquiring controlling interests in companies that own or manage multifamily properties.

MANAGED PROPERTIES

The Company believes its property management operations are integral to its overall business strategy. The economies of scale realized from managing more than 40,000 apartment units enable the Company to more efficiently operate its properties. In addition, the Company believes that managing properties for third parties improves the performance of its Owned Properties by subjecting property managers to market-based pricing and service standards. The Company's property management operations also support the Company's acquisition activities by enhancing its ability to identify and evaluate acquisition and development opportunities in its markets. The Company's local and regional personnel maintain first-hand knowledge of local market conditions and often obtain early notification of Managed Properties and other properties that may be offered for sale.

REDEVELOPMENT AND EXPANSION PROPERTIES

The Company has a cautious strategy concerning new development and intends to develop only in situations in which it believes it has a significant advantage. The Company believes that redevelopment of selected properties in superior locations can provide advantages over the development of new properties, because redevelopment generally can be accomplished with relatively lower risk, in shorter periods of time and with reduced delays attributable to governmental approval procedures.

The Company acquired the Sun Katcher Apartments (360 units) located in Jacksonville, Florida in December 1995. The property has substantially completed a second phase of redevelopment, at a total cost of approximately $4.0 million. The entire redevelopment is expected to be completed by the second quarter of 1997.

The Company acquired the Bay West Apartments (376 units) located in Tampa, Florida, in December 1996. The Company anticipates spending $2.6 million in renovation costs to upgrade the interior and exterior of the property and reposition the property in the marketplace.

The Company believes that expansion within, or adjacent to, existing properties will provide growth opportunities at lower risks than are associated with new development, and may offer certain cost advantages to the extent common area amenities and on-site management personnel can be utilized.

In 1996, the Company completed 92 additional units within Fairways, (260 units) located in Phoenix, Arizona, at a total cost of approximately
$6.0 million. Common area amenities and on-site management personnel from Fairways will serve the additional 92 units. In addition, the Company owns Fairways III, 19.9 acres of undeveloped land adjacent to Fairways suitable for development. The Company has received approval from local agencies for the construction of 279 units.

The acquisition of the English Portfolio Acquisition included a partnership which owns the Township at Highlands (119 units) located in Denver, Colorado. The Company has plans to develop an additional 42 apartments units at a cost of approximately $75,000 per unit. The 42 apartment units will use the existing common area amenities and on-site management personnel already in place at the Township at Highlands.

OPERATING STRATEGIES

PRODUCT FOCUS

The Company focuses on "middle market" multifamily apartment properties, a market segment in which the Company's management has substantial ownership and management experience. The Company considers a middle market multifamily apartment property to be a property with units offered for rent at or near the average rents in their markets. As of December 31, 1996, the Owned Properties which the Company considers to be representative of middle market properties, had an average acquisition cost of approximately $35,000 per apartment unit (approximately $44 per square foot). Excluding properties acquired in November and December 1996, the average monthly rent per occupied unit was $535 per month ($0.66 per square foot) during 1996.

INTERNAL GROWTH STRATEGY

The Company's strategy for internal growth and to increase cash flow is to continually: (i) seek higher net rental revenues by enhancing and maintaining the competitiveness of properties through periodic property upgrades which typically include cable television, selective refurbishment and the addition of other amenities; (ii) provide a high level of service to residents; (iii) manage expenses through a system of detailed management reporting and accountability; and (iv) provide training programs, orientation workshops and technical courses for on-site marketing, maintenance and management personnel.

In pursuing its internal growth strategy, the Company's policy is to: (i) provide on-site management trained to respond promptly to residents' needs;
(ii) conduct annual resident satisfaction surveys; (iii) respond to maintenance calls within 24 hours; and (iv) maintain the quality and appearance of its properties with an annual provision of $300 per apartment unit for capital replacements.

PROPERTY MANAGEMENT

The Company's property management strategy is to achieve improvements in operating results by combining centralized financial control and uniform operating procedures with localized property management decision making and market knowledge. The Company is organized into six regions. Each region is served by local offices of regional property managers and is supervised by a Regional Vice President.

DIVERSIFIED MARKETS

The Company seeks to operate in markets: (i) where population and employment growth rates are expected to exceed the national averages; (ii) where it believes it can become one of the regionally significant owners and managers of multifamily apartment properties; and (iii) that will enable the Company to maintain a geographically diversified portfolio or otherwise gain significant financial benefits. The distribution of the Owned Properties reflects the Company's focus on growth markets and its belief that geographic diversification will help to insulate the portfolio from regional and economic fluctuations. The Company also seeks to create concentrations of properties within each of its markets in order to achieve economies of scale in management and operations. The Company owns or manages in excess of 5,000 apartment units in the Houston, Texas metropolitan area and 2,000 apartment units in the Dallas, Texas metropolitan area and in excess of 1,000 apartment units in each of the Atlanta, Georgia; Phoenix, Arizona; Salt Lake City,

Utah; San Antonio, Texas; Denver/Boulder, Colorado; and Tampa/St. Petersburg, Florida metropolitan areas.

TAXATION OF THE COMPANY

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1994, and the Company intends to continue to operate in such a manner. The Company's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

If the Company qualifies for taxation as a REIT, it will generally not be subject to Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed income.

If in any taxable year the Company fails to qualify as a REIT and incurs additional tax liability, the Company might need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax treatment.

COMPETITION

There are numerous housing alternatives that compete with the Company's Owned Properties and Managed Properties in attracting residents. The Company's properties compete directly with other multifamily rental apartments and single family homes that are available for rent in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing homes and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. Numerous real estate companies compete with the Company in acquiring, developing and managing multifamily apartment properties and seeking tenants to occupy their properties. In addition, numerous property management companies compete with the Company in the markets where the Managed Properties are located.

REGULATION

GENERAL

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

RESTRICTIONS IMPOSED BY LAWS BENEFITING DISABLED PERSONS

Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws exist which also may require modifications to the Owned Properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although management of the Company believes that the Owned Properties are substantially in compliance with present requirements, if the Owned Properties are not in compliance, the Company is likely to incur additional costs to comply with the ADA and the FHAA.

ENVIRONMENTAL MATTERS

Under federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate and clean up a release of hazardous substances at such property, and may, under such laws and common law, be held liable for property damage and other costs incurred by third parties in connection with such releases. The liability under certain of these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The failure to remediate the property properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with its ownership, operation and management of the Owned Properties and other real properties, including the Managed Properties, the Company could be potentially liable for such costs.

Certain federal, state and local laws and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when those materials are in poor condition or in the event of building remodeling, renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. The laws may also impose liability for release of ACMs and may enable third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership, operation and management of properties, the Company could be potentially liable for those costs. There are ACMs at certain of the Owned Properties and there may be ACMs at certain of the Managed Properties. The Company has developed and implemented operations and maintenance programs that establish operating procedures with respect to the ACMs at the Owned Properties.

Certain of the Owned Properties are, and some of the Managed Properties may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate onto the Owned Properties and Managed Properties. In addition, the Company's Montecito property in Austin, Texas is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gases have been detected at Montecito. The remediation of the landfill gas is now substantially complete. The environmental authorities have preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingent plan of passive methane gas venting may be implemented. The Company believes the cost of such further limited action, if any, will not be material. Testing has also been conducted on Montecito to determine whether, and to what extent, groundwater has been impacted. Test reports have indicated that the groundwater is not contaminated at actionable levels.

All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants. The audits did not reveal, nor is the Company aware of, any environmental liability relating to the Owned Properties that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. Nevertheless, it is possible that the Company's audits did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Although the Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants, the Company is not aware of any environmental liability relating to the Managed Properties that it believes would have a material adverse effect on its business, assets or results of operations.

INSURANCE

Management believes that the Properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the Operating Partnership and related service company businesses, has 1,294 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2.  PROPERTIES

The Company's Owned Properties are located in thirteen states in the Sunbelt regions of the United States. A significant portion of the Owned Properties are concentrated in or around twelve metropolitan areas in which the Company owns or controls more than 500 units. The following table sets forth certain information as of December 31, 1996 with respect to the Company's twelve principal markets:





                                                             PERCENTAGE OF
                                    NUMBER OF    NUMBER OF    TOTAL UNITS
                                    PROPERTIES     UNITS    OWNED/CONTROLLED
                                    ----------   ---------  ----------------
    Albuquerque, NM.................     3          750             3%
    Atlanta, GA.....................     4        1,020             4%
    Dallas, TX......................    11        2,743            12%
    Denver, CO......................     5        1,255             5%
    Houston, TX.....................    23        5,657            24%
    Las Vegas, NV...................     2          734             3%
    Little Rock, AR.................     3          574             2%
    Orlando, FL.....................     2          620             3%
    Phoenix, AZ.....................     7        1,622             7%
    Salt Lake City, UT..............     3        1,356             6%
    San Antonio, TX.................     6        1,280             5%
    Tampa/St. Petersburg, FL........     4        1,530             7%
                                        --       ------           ---
      Principal markets total.......    73       19,141            81%
    Other markets...................    21        4,623            19%
                                        --       ------           ---
      Total.........................    94       23,764           100%
                                        --       ------           ---
                                        --       ------           ---

At December 31, 1996, the Company owned or controlled 94 Owned Properties containing 23,764 units. The Owned Properties average 253 apartment units each, with the largest property containing 670 apartment units. Apartment units in the Owned Properties have an average size of 800 square feet. The Owned Properties include 1,047 studio apartments, 12,060 one-bedroom apartments, 9,436 two-bedroom apartments, 1,204 three-bedroom apartments and 17 four-bedroom apartments. At December 31, 1996, the weighted average physical occupancy for the Company's Owned Properties was 93.7% and their weighted average monthly rent per occupied unit was $555.

The Owned Properties offer residents a range of amenities. Many of the Owned Properties include a swimming pool and clubhouse, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                             APARTMENT PORTFOLIO

The following table sets forth certain property information at December 31, 1996 by region and state:

                                                                                           AVERAGE
                                         NUMBER   NET RENTABLE    TOTAL         YEAR      UNIT SIZE
PROPERTY                     STATE     OF UNITS   SQUARE FEET    ACREAGE    CONSTRUCTED   (SQ. FT.)
--------                     -----     --------   ------------   -------    -----------   ---------
COLORADO REGION
Bluffs                      Colorado       232        154,176      19.00        1971           665
Meadowcreek                 Colorado       332        260,000      24.00        1972           783
Riverside                   Colorado       248        199,344       9.85        1987           804
Village Creek               Colorado       324        222,348      12.26        1987           686
Township                    Colorado       119        175,841       16.5        1985         1,478
Prairie Hills              New Mexico      260        218,352      12.00        1985           840
Penn Square Village        New Mexico      210        150,150       6.47        1982           715
Villa Ladera               New Mexico      280        279,860      10.99        1985         1,000
                                        ------     ----------   --------
    REGIONAL TOTAL                       2,005      1,660,071     111.07

SOUTHWEST REGION
40th North                  Arizona        556        372,800       9.57        1970           671
Cobble Creek                Arizona        142        100,840       4.66        1985           710
Fairways Village            Arizona        352        236,600      15.33        1986           910
Newport                     Arizona        204        151,984       6.79        1986           745
Paradise Palms              Arizona        130        132,804       5.65        1970         1,022
Royal Palms                 Arizona        152        116,940       7.12        1985           769
Sun Grove                   Arizona         86         83,298       4.59        1986           969
Las Brisas                  Arizona        132         90,584       6.96        1985           686
Rillito Village             Arizona        272        142,248       7.77        1985           523
Coral Gardens               Nevada         670        397,148      26.67        1983           593
Snug Harbor                 Nevada          64         69,052       4.25        1990         1,079
Sun Valley                   Utah          430        169,144      14.23        1985           393
Somerset                     Utah          486        420,080      25.23        1985           393
South Willow                 Utah          440        244,044      18.63        1987           555
                                        ------     ----------   --------
    REGIONAL TOTAL                       4,116      2,727,566     157.45

FLORIDA REGION
Bay West                    Florida        376        294,300      11.10        1975           783
Boardwalk                   Florida        291        235,599      17.65        1986           810
Brandywine                  Florida        477        357,472      19.70        1971           749
Eden Crossing               Florida        200        164,992      14.20        1985           825
Sun Katcher                 Florida        360        308,512      18.74        1972           857
Sunchase Clearwater         Florida        461        369,761      30.57        1985           802
Sunchase East               Florida        296        216,512      19.63        1985           731
Sunchase North              Florida        324        258,480      24.90        1985           798
Sunchase Tampa              Florida        216        165,920      12.04        1985           768
                                        ------     ----------   --------
    REGIONAL TOTAL                       3,001      2,371,548     168.53

SOUTH TEXAS REGION
Ashwood                      Texas         144         96,744       5.25        1984           672
Anchorage                    Texas         264        206,936      14.55        1985           784
Brentwood                    Texas         104         92,648       4.91        1981           891
Bridgewater                  Texas         206        171,920       8.19        1979           835
Chesapeake                   Texas         320        239,856      11.13        1983           822
Copper Chase                 Texas         316        255,636      11.00        1982           809
Copperfield                  Texas         196        161,032       7.45        1983           822
Coventry Square              Texas         270        201,880       8.40        1985           748
Crows Nest                   Texas         176        134,272       6.85        1984           763
Dolphin's Landing            Texas         218        199,723      23.70        1975           916
Easton Village I & II        Texas         146        129,573       7.60        1983           887
Fisherman's Wharf            Texas         360        277,984      21.95        1981           772
Fondren Court                Texas         429        366,598      13.16        1979           855
Hampton Hill                 Texas         332        235,312      11.11        1984           709
Hastings Place               Texas         176        159,992       5.62        1984           909
Las Brisas                   Texas         176        179,982      17.66        1983         1,023
Lexington                    Texas          72         55,848       3.56        1981           776
Meadowbrook                  Texas         260        199,504       9.81        1985           767
Oak Falls                    Texas         144        162,000       8.40        1983         1,125
Park at Cedar Lawn           Texas         192        191,090       5.93        1985           995


                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                            APARTMENT PORTFOLIO

                                                                                           AVERAGE
                                         NUMBER   NET RENTABLE    TOTAL         YEAR      UNIT SIZE
PROPERTY                     STATE     OF UNITS   SQUARE FEET    ACREAGE    CONSTRUCTED   (SQ. FT.)
--------                     -----     --------   ------------   -------    -----------   ---------
Parkside                     Texas         160        107,952       5.45        1983           675
Parliament Bend              Texas         232        134,880       6.47        1980           581
Peppermill Place             Texas         224        169,776       8.00        1983           758
Seaside Point                Texas         102         71,012       3.10        1985           696
Seasons                      Texas         280        233,334       9.95        1976           833
Signature Point              Texas         304        261,136      19.56        1994           859
Stirling Court               Texas         228        144,772       7.06        1984           635
Stonehaven                   Texas         337        299,523      11.60        1972           889
Stoneybrook                  Texas         113        135,947       4.05        1972         1,203
Sunbury Downs                Texas         240        167,408       8.05        1984           698
Swiss Village                Texas         360        248,472      11.42        1972           690
Walnut Springs               Texas         224        154,392      10.85        1983           689
Waterford                    Texas         312        213,656      10.63        1984           685
Timbermill                   Texas         296        197,560      11.00        1982           667
                                        ------     ----------   --------
    REGIONAL TOTAL                       7,913      6,258,350     333.42

NORTH TEXAS REGION
Olympiad                    Alabama        176        137,296      11.00        1986           780
Pleasant Ridge              Arkansas       200        248,200      14.50        1982         1,241
Pleasant Valley Pointe      Arkansas       112        149,580      13.19        1985         1,336
Riverwalk                   Arkansas       262        212,118      10.95        1988           810
Ashford Plantation          Georgia        211        280,135      23.25        1975         1,328
Cypress Landing             Georgia        200        209,600      16.40        1984         1,048
Dunwoody                    Georgia        318        273,000      27.00        1980           858
Peachtree Park              Georgia        295        280,106      13.24     1962/1995         950
Spectrum Pointe             Georgia        196        169,484      14.00        1984           865
Jefferson Place             Louisiana      234        324,814      24.73        1985         1,388
Hillmeade                  Tennessee       288        397,352      57.50        1985         1,380
Chimney Ridge                Texas         210        133,212       4.29        1983           634
Country Club                 Texas         282        223,180      10.78        1984           791
Frankford Place              Texas         274        220,248      15.34        1982           804
Garden Terrace               Texas          20         19,000       1.45        1978           950
Greentree                    Texas         365        302,724      20.00        1983           829
Heather                      Texas         180        128,920       7.20        1983           716
Highland Park                Texas         500        421,616      28.00        1985           843
Meadows                      Texas         100         81,168       5.00        1983           812
Montecito                    Texas         268        187,824      10.37        1985           701
Randol Crossing              Texas         160        120,820       6.50        1984           755
Ridgecrest                   Texas         152        125,712       7.40        1983           827
Southridge                   Texas         160        139,992       8.01        1984           875
Williams Cove                Texas         260        205,096      10.39        1984           789
Woodhill                     Texas         352        294,728      19.00        1985           837
Woodland Ridge               Texas         130         99,126       5.00        1984           763
Woodlands - Odessa           Texas         232        174,712       9.09        1982           753
Woodlands - Tyler            Texas         256        177,600      10.64        1984           694
                                        ------     ----------   --------
    REGIONAL TOTAL                       6,393      5,737,363     404.22

CALIFORNIA REGION
Brookside Village         California       336        266,264      13.24        1970           792
                                        ------     ----------   --------                       ---
    TOTAL                               23,764     19,021,162   1,187.93
                                        ------     ----------   --------
                                        ------     ----------   --------
    AVERAGE                                253        202,352      12.64        1982           800
                                        ------     ----------   --------                       ---
                                        ------     ----------   --------                       ---

The average physical occupancy during 1996 for the Owned Properties held as of December 31, 1995 and for the Owned Properties purchased during 1996 (exclusive of properties purchased in November and December 1996) was 95%. The average monthly rent per occupied unit during 1996 for these Owned Properties was $535 per unit, or $0.66 per square foot.

Substantially all of the Owned Properties are encumbered by mortgage indebtedness or serve as collateral for the Company's Credit Facility. At December 31, 1996, the Company had aggregate mortgage indebtedness totaling $463.8 million, which was secured by 83 Owned Properties with a combined net book value of $647.0 million. At December 31, 1996, the Company had borrowings of $44.8 million outstanding under its Credit Facility which were collateralized by six Owned Properties with a combined net book value of $89.0 million. See
Item 8 of this Annual Report on Form 10-K for additional information about the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS

In November 1996, five limited partners in certain of the English Partnerships sued the Company alleging that, in connection with the English Portfolio Acquisition, the Company conspired with J.W. English to breach his fiduciary duties to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The plaintiffs made an application for a temporary restraining order with respect to the English Tender Offers, which was denied. To date, the Company has not received a summons effecting service of the Complaint. The Company intends to defend itself vigorously in connection with this action.

The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock has been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "AIV" since July 22, 1994. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the NYSE and the dividends paid by the Company for the periods indicated.



QUARTER ENDED                                   HIGH       LOW     DIVIDENDS
-------------                                  -------   -------   ---------
1995                                                              (PER SHARE)
----
March 31, 1995..............................   $18 1/2   $17 1/8     $0.415
June 30, 1995...............................    20 1/4    17 7/8      0.415
September 30, 1995..........................    21 1/4    19 1/2      0.415
December 31, 1995...........................    20 7/8    18          0.425

1996
----
March 31, 1996..............................    21 1/8    19 3/8      0.425
June 30, 1996...............................    21        18 3/8      0.425
September 30, 1996..........................    22        18 3/8      0.425
December 31, 1996...........................    28 3/8    21 1/8      0.425

March 31, 1997 (Through March 11, 1997).....    29 1/2    25 7/8      0.4625(1)

-------------------
(1) On January 23, 1997, the Company's Board of Directors declared a cash dividend of $0.4625 per share of Common Stock, paid on February 14, 1997 to stockholders of record on February 7, 1997.

On March 11, 1997, there were 17,569,970 shares of Common Stock outstanding held by 308 stockholders of record.

The Company, as a REIT, is required to distribute annually to holders of Common Stock at least 95% of its "real estate investment trust taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. The Company measures its economic profitability and intends to pay regular dividends to its stockholders based on CEFS during the relevant period. However, the future payment of dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's financial condition, its capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The historical selected financial data for the Company for the years ended December 31, 1996 and 1995 and for the period January 10, 1994 (the date of inception) through December 31, 1994 and for the AIMCO Predecessors (as defined in the audited financial statements included elsewhere in this Form 10-K) for the period from January 1, 1994 through July 28, 1994 are based on the audited financial statements included elsewhere in this Form 10-K. This information should be read in conjunction with such financial statements, including the notes thereto. The historical selected financial data for the AIMCO Predecessors for the year ended December 31, 1993 and 1992 is derived from audited financial statements.

                                                        THE COMPANY                              AIMCO PREDECESSORS
                                        ----------------------------------------------   ----------------------------------
                                                                       FOR THE PERIOD    FOR THE PERIOD     FOR THE YEARS
                                          FOR THE        FOR THE      JANUARY 10, 1994   JANUARY 1, 1994       ENDED
                                         YEAR ENDED     YEAR ENDED        THROUGH            THROUGH         DECEMBER 31,
                                        DECEMBER 31,   DECEMBER 31,      DECEMBER 31,        JULY 28,      ----------------
                                           1996           1995              1994              1994          1993      1992
                                        ------------   ------------   ----------------   ---------------   -------   ------
                                                       (RESTATED)        (RESTATED)
OPERATING DATA:

RENTAL PROPERTY OPERATIONS:
  Rental and other income                $100,516       $ 74,947          $ 24,894           $ 5,805       $ 8,056   $ 5,769
  Property operating expenses             (38,400)       (30,150)          (10,330)           (2,263)       (3,200)   (2,248)
  Owned property management expenses       (2,746)        (2,276)             (711)                -             -         -
                                         --------       --------          --------           -------       -------   -------
                                           59,370         42,521            13,853             3,542         4,856     3,521
  Depreciation                            (19,556)       (15,038)           (4,727)           (1,151)       (1,702)   (1,232)
                                         --------       --------          --------           -------       -------   -------
                                           39,814         27,483             9,126             2,391         3,154     2,289
                                         --------       --------          --------           -------       -------   -------
SERVICE COMPANY BUSINESS:
  Management fees and other income          8,367          8,132             3,217             6,533         8,069     7,231
  Management and other expenses            (5,352)        (4,953)           (2,047)           (5,823)       (6,414)   (5,853)
  Corporate overhead allocation              (590)          (581)                -                 -             -         -
  Owner and seller bonuses                      -              -                 -              (204)         (468)     (522)
  Depreciation and amortization              (718)          (596)             (150)             (146)         (204)     (350)
                                         --------       --------          --------           -------       -------   -------
                                            1,707          2,002             1,020               360           983       506
                                         --------       --------          --------           -------       -------   -------
  Minority interests in service
    company business                           10            (29)              (14)                -             -         -
                                         --------       --------          --------           -------       -------   -------
  Company's shares of income from
    service company business                1,717          1,973             1,006               360           983       506
                                         --------       --------          --------           -------       -------   -------
GENERAL AND ADMINISTRATIVE EXPENSES        (1,512)        (1,804)             (977)                0             0         0
INTEREST INCOME                               523            658               123                 0             0         0
INTEREST EXPENSE                          (24,802)       (13,322)           (1,576)           (4,214)       (3,510)   (2,741)
NON-CONTROLLED INTERESTS IN PARTNERSHIPS     (111)             -                 -                 -             -         -
                                         --------       --------          --------           -------       -------   -------
INCOME (LOSS) BEFORE GAIN ON DISPOSITION
 OF PROPERTY, EXTRAORDINARY ITEM, INCOME
 TAXES AND MINORITY INTEREST IN
 OPERATING PARTNERSHIP                     15,629         14,988             7,702            (1,463)          627        54
  Gain on disposition of property              44              -                 -                 -             -         -
  Extraordinary gain - forgiveness
   of debt                                      -              -                 -                 -             -       135
  Provision for income taxes                    -              -                 -               (36)         (336)     (303)
                                         --------       --------          --------           -------       -------   -------
INCOME (LOSS) BEFORE MINORITY INTEREST
 IN OPERATING PARTNERSHIP                  15,673         14,988             7,702            (1,499)          291      (114)
  Minority interest in Operating
   Partnership                             (2,689)        (1,613)             (559)                -             -         -
                                         --------       --------          --------           -------       -------   -------
NET INCOME (LOSS)                        $ 12,984       $ 13,375          $  7,143           $(1,499)      $   291   $  (114)
                                         --------       --------          --------           -------       -------   -------
                                         --------       --------          --------           -------       -------   -------
OTHER INFORMATION:
  Total properties (end of period)             94             56                48                 4             4         3
  Total apartment units (end of period)    23,764         14,453            12,513             1,711         1,711     1,041
  Units under management (end of period)   19,045         19,594            20,758            29,343        28,422    25,636
  Net income per common share and
   common share equivalent                  $1.04          $0.86             $0.42               N/A           N/A       N/A
  Dividends paid per common share           $1.70          $1.66             $0.29               N/A           N/A       N/A
BALANCE SHEET DATA:
  Real estate, before accumulated
   depreciation                          $865,222       $477,162          $406,067           $47,500       $46,819   $30,789
  Total assets                            834,813        480,361           416,739            39,042        38,914    23,366
  Total mortgages and notes payable       522,146        268,692           141,315            40,873        41,893    25,935
  Mandatorily redeemable 1994
   Cumulative Convertible Senior
   Preferred Stock                              -              -            96,600                 -             -         -
  Stockholders' equity                    222,889        169,032           140,319            (9,345)       (7,556)   (7,003)


                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a real estate investment trust which holds a geographically diversified portfolio of apartments, primarily serving the middle market. As of December 31, 1996, the Company owned or controlled 94 multifamily apartment properties containing 23,764 apartment units. In addition to its Owned Properties, the Company managed 3,611 apartment units in 18 properties for affiliates and 15,434 apartment units in 119 properties for over 90 third party-owners, bringing the total managed portfolio to 231 multifamily apartment properties containing 42,809 apartment units located in the Sunbelt regions of the United States.

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with Item 8 of the Form 10-K included herein.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER
31, 1995

The Company recognized net income of $12,984,000 for the year ended December 31, 1996 allocable to the holders of Class A Common Stock ("Common Stockholders"). For the year ended December 31, 1995, the Company recognized net income of $13,375,000, of which $5,169,000 was allocable to the holder of the mandatorily redeemable 1994 Cumulative Convertible Senior Preferred Stock ("Convertible Preferred Stock") and $8,206,000 was allocable to the Common Stockholders. The increase in net income allocable to the Common Stockholders in 1996 of 58% was primarily the result of the acquisition of forty-seven Owned Properties from December 1995 (acquired with the proceeds of a December 1995 public offering) to December 1996 offset by the sale of the Four Sold Properties. The increase in net

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

income is partially offset by increased interest expense associated with debt which was incurred in June 1995 and September 1995 upon the redemption of the Convertible Preferred Stock, increased interest expense attributable to indebtedness assumed or incurred in connection with the acquisition of Owned Properties offset by decreased interest expense after the pay down of the Credit Facility with proceeds from the sale of the Four Sold Properties. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's apartment properties totaled $100,516,000 for the year ended December 31, 1996 consisting of $69,268,000 for the 42 "same store" properties, $3,363,000 for the four properties sold in July 1996, $1,956,000 for two properties owned in 1995 and 1996 but for which operations are not comparable and $25,929,000 for the 47 properties acquired from December 1995 to December 1996. Rental and other revenue for the 42 "same store" properties increased from $67,058,000 for the year ended December 31, 1995 to $69,268,000 for the year ended December 31, 1996, an increase of $2,210,000 or 3.3%. Average monthly rent per occupied unit for these 42 properties at December 31, 1996 and 1995 was $546 and $531, respectively, an increase of 2.8%. Weighted average physical occupancy for the 42 properties increased from 94.2% at December 31, 1995 to 94.9% at December 31, 1996, a 0.7% increase.

Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance totaled $38,400,000 for the year ended December 31, 1996, consisting of $26,103,000 for the 42 "same store" properties, $1,793,000 for the four sold properties, $852,000 for the two non-comparable properties and $9,652,000 for the 47 properties acquired from December 1995 to December 1996. Operating expenses for the 42 properties of $26,103,000 for the year ended December 31, 1996, compared to $25,615,000 for the same period in 1995, reflecting an increase of $488,000, or 1.9%, is due primarily to increases in utilities, marketing, turnover and real estate taxes offset by a decrease in payroll expense and insurance costs due to lower premiums.

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $2,746,000 for the year ended December 31, 1996, consisting of $1,900,000 for the 42 "same store" properties, $127,000 for the Four Sold Properties, $41,000 for the two non-comparable properties and $678,000 for the properties purchased from December 1995 to December 1996. The owned property management expenses for the year ended December 31, 1995 totaled $2,276,000, consisting of $2,003,000 for the 42 "same store" properties, $230,000 for the Four Sold Properties and $43,000 for the two non-comparable properties.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1,717,000 for the year ended December 31, 1996 compared to $1,973,000 for the year ended December 31, 1995. Management fees and other income totaled $8,367,000 for the year ended December 31, 1996 compared to $8,132,000 for the year ended December 31, 1995, reflecting an increase of $235,000, or 2.9%. Management and other expenses totaled $5,352,000 for the year ended December 31, 1996 compared to $4,953,000 for the year ended December 31, 1995, reflecting an increase of $399,000, or 8.1%. Major sources of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                             YEAR ENDED      YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,
                                                1996            1995
                                             ------------    ------------
                                                     (in thousands)
Properties managed for third parties
 and affiliates
  Management fees and other income             $ 5,679        $ 4,878
  Management and other expenses                 (4,405)        (3,620)
                                               -------        -------
                                                 1,274          1,258
                                               -------        -------
Commercial asset management
  Management and other income                    1,026          1,564
  Management and other expenses                   (339)          (562)
                                               -------        -------
                                                   687          1,002
                                               -------        -------
Reinsurance operations
  Revenues                                       1,267          1,193
  Expenses                                        (282)          (432)
                                               -------        -------
                                                   985            761
                                               -------        -------
Brokerage and other
  Revenues                                         395            497
  Expenses                                        (326)          (339)
                                               -------        -------
                                                    69            158
                                               -------        -------
                                               $ 3,015        $ 3,179
                                               -------        -------
                                               -------        -------

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income from the management of properties for third parties and affiliates was $1,274,000 for the year ended December 31, 1996, compared to $1,258,000 for the year ended December 31, 1995, an increase of $16,000, or 1.3%. The increase in net income is primarily due to the acquisition by the Company of property management businesses in August and November 1996. For the year ended December 31, 1996, the Company had income of $997,000 and expenses of $415,000 attributable to the operations of these recently acquired property management businesses. The increase in net income due to these property management businesses acquired is partially offset by increased payroll costs.

Net income from commercial asset management was $687,000 for the year ended December 31, 1996 compared to $1,002,000 for the same period in 1995, a decrease of $315,000, or 31.4%, as a result of a reduction in the number of commercial properties under management. The decline in revenues from commercial asset management for the year ended December 31, 1996 of $538,000, or 34.4%, from the year ended December 31, 1995, was partially offset by a decrease in related management and other expenses over the same periods of $223,000, or 39.7%, primarily due to a reduction in personnel. The asset management contracts expire on March 31, 1997.

Net income from the reinsurance operations for the year ended December 31, 1996 increased by $224,000, or 29.4%, from the year ended December 31, 1995, due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $1,512,000 for the year ended December 31, 1996 compared to $1,804,000 for the same period in 1995. The amount presented for 1996 included $1,460,000 for payroll, overhead and other costs associated with operating a public company and $642,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $590,000 to the service company business. The amount presented for 1995 included $1,620,000 for payroll, overhead and other costs associated with operating a public company, and $765,000 for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $581,000 to the service company business. The net decrease in general and administrative expenses for the year ended December 31, 1996 of $292,000, or 16.2%, from the year ended December 31, 1995 is attributable to fewer personnel and a decrease in state income taxes paid in 1996 as a result of the restructuring in early 1995.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Interest expense totaled $24,802,000 for the year ended December 31, 1996 compared to $13,322,000 for the year ended December 31, 1995. Interest expense, which includes amortization of deferred financing costs, for the year ended December 31, 1996 increased by $11,480,000, or 86.2% from the year ended December 31, 1995. The increase consists primarily of $5,693,000 in interest expense on secured long-term debt incurred in connection with refinancings completed in June 1995 and September 1995 to refinance certain secured notes payable, redeem the Convertible Preferred Stock and repurchase 513,514 unregistered shares of Class A Common Stock, and $5,532,000 in interest expense on long-term and short-term indebtedness incurred or assumed in connection with properties purchased from December 1995 to December 1996. Interest expense on secured tax-exempt bond financing increased by $993,000 or 13.5% due to an increase in interest rate on the $48,140,000 of tax-exempt bonds refinanced in June 1996 and the borrowing of $9,870,000 in June 1996 (proceeds of which were used to pay down the Company's Credit Facility). During the year ended December 31, 1996, the Company capitalized interest of $821,000 as a result of increased construction and renovation activities compared to $113,000 which was capitalized during the year ended December 31, 1995. Interest expense, amortization of deferred financing costs and unused commitment fees on the Credit Facility were $1,589,000 for the year ended December 31, 1996 compared to $1,598,000 for the year ended December 31, 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE PERIOD FROM JANUARY 10, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

The Company recognized net income of $13,375,000 for the year ended December 31, 1995 of which $5,169,000 was allocable to the holder of the Convertible Preferred Stock and $8,206,000 was allocable to the Common Stockholders. For the period from January 10, 1994 (inception) through December 31, 1994 the Company recognized net income of $7,143,000 of which $3,114,000 was allocable to the holder of the Convertible Preferred Stock and $4,029,000 was allocable to the Common Stockholders. The Company completed its initial public offering (the "IPO") on July 29, 1994 and while the AIMCO Predecessors advanced costs associated with the IPO during the period from the Company's formation on January 10, 1994 through July 28, 1994, the day prior to the Company's completion of its IPO, the Company did not pay for any costs associated with the IPO or incur any operating expenses during the period from January 10, 1994 to July 28, 1994.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RENTAL PROPERTY OPERATIONS

Rental and other property revenues totaled $74,947,000 for the year ended December 31, 1995 compared to $24,894,000 for the period from July 29, 1994 (when the Company commenced operations as a public company following the IPO) to December 31, 1994. The revenues for the year ended December 31, 1995 include $55,924,000 for the 37 Owned Properties acquired or contributed in conjunction with the IPO compared to $23,163,000 for the same properties for the five month period of operations in 1994. For the eleven Owned Properties acquired during November and December 1994, the Company earned revenues of $18,507,000 for the year ended December 31, 1995 compared to $1,731,000 for the period of operations in 1994. In addition, the Company acquired eight Owned Properties in December 1995. Rental and other property revenues for these Owned Properties was $516,000.

Operating expenses totaled $30,150,000 for the year ended December 31, 1995 compared to $10,330,000 for the five months of operations in 1994. The expenses include $23,225,000 for the initial 37 properties for the year ended December 31, 1995 compared to $9,709,000 for the period of operations in 1994. For the eleven Owned Properties acquired during November and December 1994, the Company incurred expenses of $6,707,000 for the year ended December 31, 1995 compared to $621,000 for the period of operations in 1994. Operating expenses for the eight Owned Properties acquired in December 1995 totaled $218,000.

Owned property management expenses totaled $2,276,000 for the year ended December 31, 1995 compared to $711,000 for the period of operations in 1994.

Weighted average physical occupancy during the year ended December 31, 1995 and the period from July 29, 1994 through December 31, 1994 was 94.4% and 95.1%, respectively. The average monthly rent per occupied unit was $505 and $489 per apartment unit, respectively, for the periods presented.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1,973,000 for the year ended December 31, 1995 compared to $1,006,000 for the period from July 29, 1994 to December 31, 1994. Major sources of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                                            JANUARY 10, 1994
                                                              (INCEPTION)
                                              YEAR ENDED        THROUGH
                                             DECEMBER 31,     DECEMBER 31,
                                                 1995            1994
                                             ------------   ----------------
                                                      (IN THOUSANDS)
Properties managed for third parties
 and affiliates
  Management fees and other income              $ 4,878          $ 1,843
  Management and other expenses                  (3,620)          (1,398)
                                                -------          -------
                                                  1,258              445
                                                -------          -------

Commercial asset management
  Management fees and other income                1,564              714
  Management and other expenses                    (562)            (293)
                                                -------          -------
                                                  1,002              421
                                                -------          -------

Reinsurance operations
  Revenues                                        1,193              430
  Expenses                                         (432)            (235)
                                                -------          -------
                                                    761              195
                                                -------          -------
Brokerage and other
  Revenues                                          497              230
  Expenses                                         (339)            (121)
                                                -------          -------
                                                    158              109
                                                -------          -------
                                                $ 3,179          $ 1,170
                                                -------          -------
                                                -------          -------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REIT GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $1,804,000 for the year ended December 31, 1995 compared to $977,000 for the period from July 29, 1994 to December 31, 1994.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1995 totaled $13,322,000. The amount includes: (1) $1,427,000 of interest expense of secured notes payable assumed in conjunction with the acquisition of three properties at the IPO; (2) $5,292,000 of interest expense on the secured tax-exempt bond financing and secured notes payable assumed in conjunction with the acquisition of eleven Owned Properties in November and December 1994; (3) $5,118,000 of interest expense on June and September 1995 refinancings; and
(4) $1,598,000 of interest expense on the Credit Facility. The Company capitalized $113,000 of interest expense in conjunction with the development, expansion and redevelopment of three Owned Properties.

Interest expense of $1,576,000 for the five months ended December 31, 1994 includes: (1) $655,000 of interest expense on mortgages assumed in conjunction with the acquisition of three properties at the IPO; (2) $856,000 of interest expense on the secured tax-exempt bond financing, secured notes payable and borrowings under the Credit Facility incurred in conjunction with the acquisition of eleven Owned Properties in November and December; and (3) $65,000 of interest expense on an unsecured note payable incurred in conjunction with the IPO which was repaid in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $13,170,000 in cash and cash equivalents and $15,831,000 of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

On August 13, 1996, the Company increased its Credit Facility to $50 million from $40 million, reduced its interest rate to LIBOR plus 1.625% from LIBOR plus 1.75% and reduced its unused commitment fee to 0.125% from 0.375%. Effective January 1, 1997, the Company further reduced its interest rate on the Credit Facility to LIBOR plus 1.45%. The Credit Facility has an initial term of two years and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. The Company utilizes the Credit Facility for general corporate purposes and to fund investments on an interim basis. At December 31, 1996, $44,800,000 was borrowed under the Credit Facility.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt, units of limited partnership in the Operating Partnerships ("OP Units") or equity securities and cash generated from operations. On October 18, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $200 million of debt and equity securities. As of March 1, 1997, the amount remaining available under the shelf registration was $64.7 million. The Company expects to finance the pending acquisition of the NHP common stock and other real estate interests, discussed previously in this report, with the issuance of equity securities and debt.

As of December 31, 1996, the Company had outstanding indebtedness totaling $522.1 million including $242.1 million of secured long-term financing, $147.2 in secured short-term financing, $75.5 million of secured tax-exempt bonds, $12.5 million of unsecured short-term financing and $44.8 million outstanding under its Credit Facility. The Company's outstanding debt is secured by substantially all of the Company's Owned Properties. The weighted average interest rate on the Company's long-term secured tax-exempt financing and secured notes payable was 7.9% with a weighted average maturity of 10 years. The weighted average interest rate on the Company's secured short-term financing was 8.1%.

Indebtedness of the English Partnerships totaling approximately $28.8 million is guaranteed in part by the Company and certain of its affiliates. This guaranty is secured by an assignment of the Company's general partnership interests in 12 of the English Partnerships.

In 1997, the Company intends to refinance approximately $116 million in secured short-term, floating rate indebtedness with fixed rate, fully amortizing indebtedness with a maturity of twenty years. The Company entered into two anticipatory interest rate swap agreements in November and December 1996, aggregating $100 million in order to fix the interest rate on $100 million of its outstanding floating rate debt intended to be refinanced. The Company locked in the twelve year U.S. Treasury rate at 6.2% and 6.3%, respectively, in two separate $50 million transactions.

In February 1997, the Company completed a public offering of 2,015,000 shares of common stock at $26.75 per share (including 15,000 shares subject to the underwriter's overallotment option). The net proceeds of $51.1 million were used to repay $38.1 million of secured and unsecured short-term indebtedness
arising from the acquisitions completed in November and December 1996,   $9.5
million was used to pay down the Company's Credit Facility and $3.5 million was used to provide working capital.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL EXPENDITURES

For the year ended December 31, 1996, the Company spent $5.1 million for capital replacements, $6.2 million for initial capital expenditures and $0.9 million for capital enhancements. In addition, in the year ended December 31, 1996, the Company spent $6.8 million in costs related to the expansion and renovation of two Owned Properties. These expenditures were funded by borrowings under the Credit Facility, working capital reserves and net cash provided by operating activities. For the year ending December 31, 1997, the Company will provide an allowance for capital replacements of $300 per apartment unit per annum, plus a reserve of $586,000 carried over for amounts not expended during the year ended December 31, 1996 for a total of $6.7 million. In addition, the Company expects to spend initial capital expenditures of approximately $15.5 million (including expansion and renovation costs of $7.0 million) and approximately $3.8 million of capital enhancements (including $2.5 million for cable television equipment at certain Owned Properties) during the year ended December 31, 1997. Initial capital expenditures and capital enhancements will be funded by cash from operating activities and borrowings under the Credit Facility.

The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                     ACCOUNTING   DEPRECIABLE
EXPENDITURE                                           TREATMENT  LIFE IN YEARS
-----------                                          ----------  -------------
Initial capital expenditures (costs identified
 at the time of acquisition to be spent within
 one year of acquisition)                            capitalize     5 to 30
Capital enhancements (amenities to add a
 material new feature or revenue source)             capitalize     5 to 30
Carpet/vinyl replacement                             capitalize        5
Carpet cleaning                                       expense         n/a
Major appliance replacement (refrigerators,
 stoves, dishwashers, washers/dryers)                capitalize        5
Cabinet replacement                                  capitalize        5
Major new landscaping                                capitalize       15
Seasonal plantings and landscape replacements         expense         n/a
Roof replacements                                    capitalize       15
Roof repairs                                          expense         n/a
Model furniture                                      capitalize        5
Office equipment                                     capitalize        5
Exterior painting, significant                       capitalize       10
Interior painting                                     expense         n/a
Parking lot repairs                                   expense         n/a
Parking lot repaving                                 capitalize       15
Equipment repairs                                     expense         n/a
General policy for capitalization                    capitalize     various
                                                      amounts
                                                     in excess
                                                      of $250

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

FFO and CEFS do not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity and is not necessarily indicative of cash available to fund future cash needs.

For the years ended December 31, 1996 and 1995, FFO and CEFS are as follows (amounts in thousands):

                                                  YEAR ENDED    YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,
                                                     1996           1995
                                                 ------------   ------------
          Income before gain on disposition
           of property and minority interest
           in Operating Partnership                 $15,629       $14,988
          Owned properties depreciation              19,056        15,038
          Amortization of management
           company goodwill                             500           428
          Preferred stock dividend                        -        (5,169)
                                                    -------       -------
          Funds From Operations (FFO)                35,185        25,285
          Capital Replacements                       (4,617)       (3,764)
                                                    -------       -------
          Cash Earned For Shareholders (CEFS)       $30,568       $21,521
                                                    -------       -------
                                                    -------       -------

          Weighted average common shares,
           common share equivalents and OP
           Units                                     14,994        11,461
                                                    -------       -------
                                                    -------       -------

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONTINGENCIES

Certain of the Company's Owned Properties are, and some of the Managed Properties may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate onto the properties. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The remediation of the landfill gas is now substantially complete. The environmental authorities have preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingent
plan of passive methane gas venting may be implemented.   The Company
believes the costs of such further limited action, if any, will not be material. Testing has also been conducted on Montecito to determine whether, and to what extent, groundwater has been impacted. Test reports have indicated that the groundwater is not contaminated at actionable levels.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The independent auditor's reports, consolidated and combined financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's Directors required by this item is presented under the caption "Board of Directors and Officers" in the Company's proxy statement for its 1997 annual meeting of stockholders and is incorporated herein by reference.

    The Executive Officers of the Company as of March 11, 1997 are:

NAME                   AGE    POSITION WITH THE COMPANY
----                   ---    -------------------------
Terry Considine         49    Chairman of the Board of Directors, President
                                and Chief Executive Officer
Peter K. Kompaniez      52    Vice Chairman and Director
Steven D. Ira           47    Executive Vice President - Start
Robert P. Lacy          46    Executive Vice President
Thomas W. Toomey        36    Executive Vice President - Finance and
                                Administration
David L. Williams       51    Executive Vice President-Property Operations
Leeann Morein           42    Senior Vice President, Chief Financial Officer
                                and Secretary
Patricia K. Heath       42    Vice President and Chief Accounting Officer
Harry Alcock            33    Vice President-Acquisitions

TERRY CONSIDINE. Mr. Considine has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since July 1994. He is the sole owner of Considine Investment Co. and prior to the IPO was an owner of approximately 75% of Property Asset Management, one of the AIMCO Predecessors. Mr. Considine has been involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College and a J.D. from Harvard Law School. He served as a Colorado State Senator from 1987 to 1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

PETER K. KOMPANIEZ. Mr. Kompaniez has been Vice Chairman and a Director of the Company since July 1994. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc. ("PDI"), one of the AIMCO Predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 apartment units that have been acquired by the Company) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

STEVEN D. IRA. Mr. Ira has served as Executive Vice President of the Company since July 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981, he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is the former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 53-year history. He holds a Certified Apartment Property Supervisor (CAPS) designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Board of Directors of the National Multi-Housing Council, National Apartment Association and Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1973.

ROBERT P. LACY. Mr. Lacy has served as Executive Vice President of the Company since July 1994. From September 1993, Mr. Lacy has owned 25% of PDI and served as Executive Vice President and Chief Operating Officer of PDI. From 1990 to 1993, Mr. Lacy served as Executive Vice President of Income Producing Properties for HFC. In that capacity he was responsible for all improved real estate in HFC's portfolio, including 8,150 apartment units (6,217 were acquired by the Company) and over 3.1 million square feet of commercial real estate. From 1985 to 1990, Mr. Lacy served in various capacities with the Birtcher Group of Companies, initially as Executive Vice President and Chief Operating Officer of Birtcher Properties, where he managed public and private partnership properties nationwide. Subsequently, Mr. Lacy participated in the formation of Birtcher Financial Services and eventually became Managing General Partner of that entity, where he provided portfolio work-out services to the banking and thrift industries and successfully resolved over $500 million in real estate loans and properties. Mr. Lacy received a B.A. in Business Administration from California State University at Fullerton in 1973, holds a CPM designation from IREM and is a California Real Estate Broker.

DAVID L. WILLIAMS. Mr. Williams has been Executive Vice President-Property Operations of the Company since January 1997. Prior to joining the Company, Mr. Williams was Senior Vice President of Operations at Evans Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council
Boards and NAREIT committees. Mr. Williams also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr.
Williams received a B.A. in education and administration from the University of Washington in 1967.

THOMAS W. TOOMEY.  Mr. Toomey has served as Senior Vice President -
Finance and Administration of the Company since January 1996 and was promoted to Executive Vice President in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration.
From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

LEEANN MOREIN. Ms. Morein has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since July 1994. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President - Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

PATRICIA K. HEATH. Ms. Heath has served as Vice President and Chief Accounting Officer of the Company since July 1994. From 1992 to July 1994, Ms. Heath served as Manager of Accounting, then Chief Financial Officer, of HFC, and effective September 1993, as Chief Financial Officer of PDI. She had responsibility for all internal and external financial reporting, cash management and budgeting for HFC, its subsidiaries, related joint ventures and partnerships and for PDI. Ms. Heath served as Controller for the real estate investment, development and syndication firms of Guilford Glazer & Associates from 1990 to 1992, Ginarra Holdings, Inc. from 1984 to 1990, and Fox & Carskadon Financial Corporation from 1980 to 1983. Ms. Heath worked from 1978 to 1980 as an auditor with Deloitte, Haskins and Sells. She received her B.S. in Business from California State University at Chico and is a Certified Public Accountant.

HARRY G. ALCOCK. Mr. Alcock has worked for the Company since July 1994 and has served as Vice President since July 1996, with responsibility for acquisition and financing activities. From 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. 6,217 of HFC's apartment units were acquired by the Company. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp.
He received his B.S. from San Jose State University.

Information required by this item is presented under the caption "Other Matters - Section 16(a) Compliance" in the Company's proxy statement for its 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in the Company's proxy statement for its 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is presented under the caption "Certain Relationships and Transactions" in the Company's proxy statement for its 1997 annual meeting of stockholders and is incorporated herein by reference.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(2) The financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(3)   The Exhibit Index is included on page 32 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1996:

         Current Report on Form 8-K, dated November 21, 1996 and Amendment No.1 thereto.

         Current Report on Form 8-K, dated December 19, 1996.

                     ___________________________________

                              EXHIBIT INDEX (1)


EXHIBIT NO.   DESCRIPTION

    3.1       Restated Articles of Incorporation of the Company (2)

    3.2       Bylaws of the Company (2)

   10.1 Letter agreement dated July 20, 1995 between AIMCO and Financial Security Assurance Inc. re: redemption of AIMCO preferred stock and related matters (4)

   10.2 Letter agreement dated July 20, 1995 between AIMCO and Financial Security Assurance Inc. re: release from certain obligations under November 29, 1994 letter agreement (4)

   10.3 Multifamily Note, dated as of June l, 1995, by AIMCO/Brandywine, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $2,467,318 (Paradise Palms Apartments, Phoenix, Arizona) (3)

   10.4 Addendum to Multifamily Note, dated as of June 1, 1995, by AIMCO/Brandywine, L.P. in favor of GMAC Commercial Mortgage Corporation (Paradise Palms Apartments, Phoenix, Arizona) (3)

   10.5 Supplemental Addendum to Multifamily Note, dated as of June 1, 1995, by AIMCO/Brandywine, L.P. in favor of GMAC Commercial Mortgage Corporation (Paradise Palms Apartments, Phoenix, Arizona) (3)

   10.6 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of June 1, 1995, by and among AIMCO/Brandywine, L.P., the Trustee named therein and GMAC Commercial Mortgage Corporation (Paradise Palms Apartments, Phoenix, Arizona) (3)

   10.7 Rider to Multifamily Instrument, dated as of June l, 1995, by AIMCO/Brandywine, L.P. (Paradise Palms Apartments, Phoenix, Arizona)(3)

   10.8 Supplemental Rider to Multifamily Instrument, dated as of June 1, 1995, by AIMCO/Brandywine, L.P. (Paradise Palms Apartments, Phoenix, Arizona) (3)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.9       Exceptions to Non-Recourse Guaranty, dated as of June 1, 1995, by
              Apartment Investment and Management Company and AIMCO Properties,
              L.P. (Paradise Palms Apartments, Phoenix, Arizona) (3)

  10.10 Replacement Reserve and Security Agreement, dated as of June 1, 1995, by AIMCO/Brandywine, L.P. and GMAC Commercial Mortgage Corporation (Paradise Palms Apartments, Phoenix, Arizona) (3)

  10.11 Completion/Repair and Security Agreement, dated as of June 1, 1995, by AIMCO/Brandywine, L.P. and GMAC Commercial Mortgage Corporation (Paradise Palms Apartments, Phoenix, Arizona) (3)

  10.12 Assignment of Management Agreement, dated as of June 1, 1995, by and among AIMCO/Brandywine, L.P., GMAC Commercial Mortgage Corporation and the Manager named therein (Paradise Palms Apartments, Phoenix, Arizona)(3)

  10.13 Multifamily Note, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $4,587,281 (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.14 Addendum to Multifamily Note, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.15 Supplemental Addendum to Multifamily Note, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.16 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.17 Rider to Multifamily Instrument, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. (Spectrum Pointe Apartments, Marietta, Georgia) (5)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.18       Supplemental Rider to Multifamily Instrument, dated as of
              September 1, 1995, by AIMCO Properties Finance Partnership,
              L.P. (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.19 Exceptions to Non-Recourse Guaranty, dated as of September 1, 1995, by Apartment Investment and Management Company and AIMCO Properties Finance Partnership, L.P (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.20 Replacement Reserve and Security Agreement, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. and GMAC Commercial Mortgage Corporation (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.21 Completion/Repair and Security Agreement, dated as of September 1, 1995, by AIMCO Properties Finance Partnership, L.P. and GMAC Commercial Mortgage Corporation (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.22 Assignment of Management Agreement, dated as of September l, 1995, by and among AIMCO Properties Finance Partnership, L.P., GMAC Commercial Mortgage Corporation and the Manager named therein (Spectrum Pointe Apartments, Marietta, Georgia) (5)

  10.23 Property Contribution Agreement, dated as of June 30, 1995, by the Company and Centennial Mortgage, Inc. ("Centennial") (5)

  10.24 Option Agreement, dated as of August 2, 1995, by the Company and Centennial (5)

  10.25 First Amendment to Property Contribution Agreement, dated as of August 2, 1995, by the Company and Centennial (5)

  10.26 Purchase and Sale Agreement, dated as of October 9, 1995, by AIMCO Properties, L.P. and Villa Ladera Associates, Ltd. (5)

  10.27 Amendment to and Restatement of Agreement to Contribute Partnership Interests, dated as of October 20, 1995, by and among SKG Holding Corp., Joel Kagan, Herbert M. Scheuer, Jr., Michael S. Goldner, AIMCO/Properties, L.P. and AIMCO/Holdings, L.P. (5)

  10.28 Purchase and Sale Agreement, dated as of October 23, 1995, by Tamarac Apartments Joint Venture and the Company (5)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.29       Purchase and Sale Agreement (with Escrow Instructions) by
              AIMCO/Properties, L.P. and Foundation for Social Resources,
              Inc. (5)

  10.30 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among General Electric Credit Equities, Inc., AIMCO/RALS, L.P. and Stewart Title Guarantee Company (6)

  10.31 Contribution Agreement, dated as of December 27, 1995, by and among AIMCO/Properties, L.P., Home Ventures Associates I, Ltd. and Home Ventures Associates II, Ltd. (6)

  10.32 Agreement of Purchase and Sale, dated as of December 27, 1995, by and among Riverwa1k Village Associates, L.P., AIMCO/AIMCO/RALS, L.P. and Stewart Title Guarantee Company (6)

  10.33 Assignment of Management Agreement, dated as of December 29, 1995, by and among AIMCO/RALS, L.P., GMAC Commercial Mortgage Corporation and the Manager named therein (Ashford Plantation Apartments, Dekalb County, Georgia)(6)

  10.34 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia) (6)

  10.35 Multifamily Note, dated as of December 29, 1995, by AIMCO/RALS, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,800,000 (Ashford Plantation Apartments, Dekalb County, Georgia)(6)

  10.36 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia)(6)

  10.37 Rider to Multifamily Instrument, dated as of December 29, 1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia) (6)

  10.38 Supplemental Rider to Multifamily Instrument, dated as of December 29, 1995, by AIMCO/RALS, L.P. (Ashford Plantation Apartments, Dekalb County, Georgia)(6)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.39       Replacement Reserve and Security Agreement, dated as of December
              29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage
              Corporation (Ashford Plantation Apartments, Dekalb County,
              Georgia)(6)

  10.40 Completion/Repair and Security Agreement, dated as of December 29, 1995, by AIMCO/RALS, L.P. and GMAC Commercial Mortgage Corporation (Ashford Plantation Apartments, Dekalb County, Georgia)(6)

  10.41 Note, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. in favor of GMAC Commercial Mortgage Corporation in the amount of $6,200,000 (6)

  10.42 Guaranty and Surety Agreement, dated as of December 29, 1995, by Apartment Investment and Management Company in favor of GMAC Commercial Mortgage Corporation (6)

  10.43 Pledge and Security Agreement, dated as of December 29, 1995, by AIMCO/Boardwalk Finance, L.P. and GMAC Commercial Mortgage Corporation (6)

  10.44 Contribution Agreement and Joint Escrow Instructions, dated as of January 1, 1996, by and between AIMCO Properties, L.P. and Peachtree Park 94, L.P. (7)

  10.45 Acquisition Agreement, dated as of April 30, 1996, by and among the Company, AIMCO Somerset, Inc., AIMCO Properties, L.P., Somerset REIT, Inc., RJ Holdings, Ltd., Somerset PAM Partnership and RJ Equities, Inc. (8)

  10.46 Shareholder Registration Rights Agreement, dated as of May 31, 1996, by and between the Company and Somerset REIT, Inc. (8)

  10.47 Unitholder Registration Rights Agreement, dated as of May 20, 1996, by and among the Company and the investors listed on Schedule A thereto (8)

  10.48 Amended and Restated Promissory Note, dated September 1, 1993, in the original principal amount of $13,200,000 by Somerset Utah, L.P. in favor of Branzos Partners, L.P. (8)

  10.49 Acquisition and Contribution Agreement and Joint Escrow Instructions, dated as of April 19, 1996 by and among the Company, AIMCO Properties, L.P. and Thoner-Pankey (8)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.50       Registration Agreement, dated as of April 19, 1996, by among the Company and the investors listed on Schedule A thereto
              (OP Units) (8)

  10.51 Registration Agreement, dated as of April 19, 1996, by and among the Company and the investors listed on Schedule A thereto (Class A Common Stock) (8)

  10.52 Credit Agreement, dated as of August 12, 1996, by and among AIMCO Properties, L.P., the banks from time to time party to this Agreement, Bank of America National Trust and Savings Association, as one of the Banks, and Bank of America National Trust and Savings Association, as Agent (9)

  10.53 Promissory Note, dated as of August 12, 1996, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association (9)

  10.54 Payment Guaranty, dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the agent (9)

  10.55 Credit Agreement (BRIDGE LOAN) entered into as of August 12, 1996, among AIMCO Properties, L.P., the National Trust and Savings Association and Bank of America National Trust and Savings Association, as Agent (9)

  10.56 Promissory Note by AIMCO Properties, L.P. in favor of Bank of America National Trust and Savings Association (9)

  10.57 Payment Guaranty dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc., in favor of Bank of America National Trust and Savings Association (9)

  10.58 Acquisition Agreement, dated as of July 26, 1995, among the Company, AIMCO Properties, L.P., AIMCO/PAM Properties, L.P., John W. English, J.W. English Real Estate, Inc., J.W. English Development Co., J.W. English Investments Co., J.W. English Management Co., Easton Falls Partners, Ltd. and English Income Fund I, a Texas Limited Partnership (9)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.59       Apartment Investment and Management Company Non-Qualified Employee
              Stock Option Plan, adopted August 29, 1996 (10) (11)

  10.60 Registration Rights Agreement, dated as of September 30, 1996, among the Company and the persons listed on Schedule A hereto

  10.61 Registration Rights Agreement, dated as of October 9, 1996, among the Company and the persons listed on Schedule A hereto

  10.62 Unitholder Registration Rights Agreement, dated as of November 7, 1996, among the Company and the persons listed on Schedule A hereto

  10.63 Guaranty Agreement, dated as of November 12, 1996, by the Company, in favor of Bank United

  10.64 Amendment and Modification of Promissory Note and Deed of Trust, dated as of December 26, 1996, between Township at Highlands Partners, Ltd. and Bank United

  10.65 Registration Rights Agreement, dated as of December 27, 1996, among the Company and the persons listed on Schedule A thereto

  10.66 Promissory Note, dated as of December 27, 1996, by Hastings Place Partners, payable to NationsBank of Texas, N.A., in the original principal amount of $3,258,000.00

  10.67 Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of December 27, 1996, by Hastings Place Partners, for the benefit of NationsBank of Texas, N.A.

  10.68 Guaranty Agreement, dated as of December 27, 1996, by the Company, AIMCO Properties, L.P., AIMCO-GP, Inc., AIMCO-L.P., Inc., AIMCO Holdings, L.P. and AIMCO Holdings QRS, Inc., in favor of NationsBank of Texas, N.A.

  10.69 Security Agreement, dated as of December 27, 1996, among AIMCO Properties, L.P., AIMCO Copperfield, L.P., AIMCO Crows Nest, L.P., AIMCO Group, L.P., AIMCO Hampton Hill, L.P., AIMCO Hastings Place, L.P., AIMCO Oak Falls, L.P., AIMCO Recovery Fund, L.P., AIMCO Signature Point, L.P., AIMCO Sunbury, L.P., AIMCO West Trails, L.P. and NationsBank of Texas, N.A.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.70       Apartment Investment and Management Company 1996 Stock Award and
              Incentive Plan, adopted April 25, 1996 (11)

  10.71 Amended and Restated Note, dated as of December 2, 1996, between AIMCO LT, L.P. and GMAC Commercial Mortgage Corporation in the amount of $25,615,200.00

  10.72 Amended and Restated General Partner Pledge and Security Agreement, dated as of December 2, 1996, between AIMCO LT, L.P. and GMAC Commercial Mortgage Corporation

  10.73 General Partner Pledge and Security Agreement, dated as of December 2, 1996, by AIMCO LT, L.P. as general partner of Meadows Limited Partnership in favor of GMAC Commercial Mortgage Corporation relating to a loan in the amount of $2,488,400.00 (Meadows at Anderson Mill Apartments in Austin, Texas)

  10.74 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of December 2, 1996, among Meadows Limited Partnership, Jay C. Paxton and GMAC Commercial Mortgage Corporation

  10.75 Rider to Multifamily Instrument, dated as of December 2, 1996, by Meadows Limited Partnership

  10.76 Supplemental Rider to Multifamily Instrument, dated as of December 2, 1996, by Meadows Limited Partnership

  10.77 Exceptions to Non-Recourse Guaranty, dated as of December 2, 1996, between Meadows Limited Partnership and GMAC Commercial Mortgage Corporation

  10.78 Multifamily Note, dated as of December 2, 1996, by Meadows Limited Partnership in favor of GMAC Commercial Mortgage Corporation in the amount of $2,488,400.00

  10.79 Master Reimbursement Agreement, dated as of July 1, 1996, between Federal National Mortgage Association and OTC Apartments Limited Partnership

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.80       Cash Management, Security, Pledge and Assignment Agreement, dated as of July 1, 1996, among OTC Apartments Limited Partnership,
              Federal National Mortgage Association and GMAC Commercial Mortgage
              Corporation

  10.81 Payment Guaranty, dated as of July 1, 1996, by the Company in favor of Federal National Mortgage Association

  10.82 Payment Guaranty, dated as of July 1, 1996, by AIMCO Properties, L.P. in favor of Federal National Mortgage Association

  10.83 Amended and Restated Pledge and Security Agreement, dated as of December 2, 1996, between AIMCO LT, L.P. and GMAC Commercial Mortgage Corporation

  10.84 Multifamily First Mortgage, Assignment of Rents and Security Agreement, dated as of July 1, 1996, between OTC Apartments Limited Partnership and Housing Finance Authority of Broward County, Florida

  10.85 Rider to Multifamily Instrument, dated as of July 1, 1996, by OTC Apartments Limited Partnership

  10.86 Special Rider to Multifamily Instrument, dated as of July 1, 1996, by OTC Apartments Limited Partnership

  10.87 Multifamily Second Mortgage, Assignment of Rents and Security Agreement, dated as of July 1, 1996, between OTC Apartments Limited Partnership and Federal National Mortgage Association

  10.88 Rider to Multifamily Instrument, dated as of July 1, 1996, by OTC Apartments Limited Partnership

  10.89 Special Rider to Multifamily Instrument, dated as of July 1, 1996, by OTC Apartments Limited Partnership

  10.90 Financing Agreement, dated as of June 15, 1996, among Housing Finance Authority of Broward County, Florida, The Bank of New York and OTC Apartments Limited Partnership

  10.91 Multifamily Note, dated as of July 1, 1996, by OTC Apartments Limited Partnership in favor of Housing Finance Authority of Broward County, Florida in the amount of $9,870,000.00

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.92       Addendum to Multifamily Note, dated as of July 1, 1996, by OTC
              Apartments Limited Partnership in favor of Housing Finance
              Authority of Broward County, Florida

  10.93 Supplemental Addendum to Multifamily Note, dated as of July 1, 1996, by OTC Apartments Limited Partnership in favor of Housing Finance Authority of Broward County, Florida

  10.94 Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of August 1, 1996, between OTC Apartments Limited Partnership and The Bank of New York

  10.95 Rider to Multifamily Instrument, dated as of August 1, 1996, between OTC Apartments Limited Partnership and The Bank of New York

  10.96 Special Rider to Multifamily Instrument, dated as of August 1, 1996, between OTC Apartments Limited Partnership and The Bank of New York

  10.97 Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of August 1, 1996, between OTC Apartments Limited Partnership and Federal National Mortgage Association

  10.98 Rider to Multifamily Instrument, dated as of August 1, 1996, between OTC Apartments Limited Partnership and Federal National Mortgage Association

  10.99 Special Rider to Multifamily Instrument, dated as of August 1, 1996, between OTC Apartments Limited Partnership and Federal National Mortgage Association

  10.100 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of July 1, 1996, among OTC Apartments Limited Partnership, the Public Trustee of Jefferson County and Federal National Mortgage Association (Village Creek Apartments)

  10.101 Rider to Multifamily Instrument, dated as of July 1, 1996, among OTC Apartments Limited Partnership, the Public Trustee of Jefferson County and Federal National Mortgage Association (Village Creek Apartments)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.102      Special Rider to Multifamily Instrument, dated as of July 1, 1996, among OTC Apartments Limited Partnership, the Public Trustee of
              Jefferson County and Federal National Mortgage Association
              (Village Creek Apartments)

  10.103 Amended and Restated Loan Agreement, as Most Recently Amended and Restated, dated as of June 1, 1991 and most recently amended and restated as of July 1, 1996, among the State Agency, OTC Apartments Limited Partnership and SunTrust Bank, Central Florida, N.A., relating to those certain $48,140,000.00 Florida Housing Finance Agency Multi-Family Housing Revenue Refunding Bonds, 1991 Series C (Players Club at Tampa, Suntree at East Bay, Suntree at Orlando, Players Club at Magnolia Bay and Players Club at East Bay Projects)

  10.104      Summary of Arrangement for Sale of Stock to Executive
              Officers (11)

  10.105 Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Peter Kompaniez (2) (11)

  10.106 Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Robert P. Lacy (2) (11)

  10.107 Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (2) (11)

  10.108 Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (2) (11)

  21.1        List of Subsidiaries

  23.1        Consent of Ernst & Young LLP

  27.1        Financial Data Schedule

-------------------
(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year 1994.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995.

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated July 20, 1995.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated December 29, 1995.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated January 1, 1996.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending September 30, 1996.

(11) Management contract or compensatory plan or arrangement.

SCHEDULE 1

    Documents substantially identical to Exhibits 10.3 through 10.12, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits 10.3 through 10.12.

    SUBJECT PROPERTY                        LOAN AMOUNT
    ----------------                        -----------
1.  Brandywine Apartments                   $ 6,955,768
    St. Petersburg, Florida

2.  Meadow Creek Apartments                 $ 8,376,699
    Boulder, Colorado

3.  Riverside Apartments                    $ 6,387,619
    Littleton, Colorado

4.  Chimney Ridge Apartments                $ 2,033,570
    Dallas, Texas

5.  Williams Cove Apartments                $ 4,149,900
    Irving, Texas

6.  Frankford Place Apartments              $ 4,229,425
    Carrollton, Texas

7.  Meadowbrook Apartments                  $ 3,467,381
    Humble, Texas

8.  Parkside Apartments                     $ 2,284,650
    Humble, Texas

9.  Ashwood Park Apartments                 $ 1,660,560
    Pasadena, Texas

10. Lexington Apartments                    $ 1,126,868
    San Antonio, Texas

11. Montecito Apartments                    $ 5,314,567
    Austin, Texas

12. Country Club Apartments                 $ 4,293,866
    Amarillo, Texas

13. Newport Apartments                      $ 2,747,889
    Avondale, Arizona

14. Cobble Creek Apartments                 $ 1,503,920
    Glendale, Arizona


    Documents substantially identical to Exhibits 10.13 through 10.22, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits 10.13 through 10.22.

    SUBJECT PROPERTY                        LOAN AMOUNT
    ----------------                        -----------
15. Fairways Apartments                     $ 6,743,232
    Chandler, Arizona

16. Rillito Village Apartments              $ 4,276,352
    Tuscon, Arizona

17. Royal Palms Apartments                  $ 3,749,110
    Mesa, Arizona

18. 40th North Apartments                   $11,389,266
    Phoenix, Arizona

19. South Willow Apartments                 $ 8,821,703
    West Jordan, Utah

20. Sun Valley Apartments                   $ 5,895,456
    Layton, Utah

21. Dunwoody Apartments                     $ 7,943,606
    Dunwoody, Georgia

22. Coral Gardens Apartments                $11,903,230
    Las Vegas, Nevada

23. Prairie Hills Apartments                $ 7,720,008
    Albuquerque, New Mexico

24. Pleasant Valley Apartments              $ 3,648,119
    Little Rock, Arkansas

25. Hillmeade Apartments                    $11,676,811
    Nashville, Tennessee

26. Jefferson Place Apartments              $10,046,507
    Baton Rouge, Louisiana

    Documents substantially identical to Exhibits 10.33 through 10.43, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits 10.33 through 10.43.

    SUBJECT PROPERTY                        LOAN AMOUNT
    ----------------                        -----------
27. Las Brisas Apartments                   $ 3,800,000
    San Antonio, Texas

28. Riverwalk Apartments                    $ 6,200,000
    Little Rock, Arkansas

29. Snug Harbor Apartments                  $ 2,000,000
    Las Vegas, Nevada


    Documents substantially identical to Exhibits 10.66 through 10.67, except as to the loan amount and the subject partnership, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934, as amended. Set forth below are the material details in which such documents differ from Exhibits 10.66 through 10.67.

    SUBJECT PARTNERSHIP                     LOAN AMOUNT
    -------------------                     -----------
30. Copperfield Partners, Ltd.              $ 4,336,000

31. Coventry Square Partners                $ 4,240,000

32. Crows Nest Partners, Ltd.               $ 4,160,000

33. Fisherman's Wharf Partners              $ 6,000,000

34. Hampton Hill Partners                   $ 3,952,000

35. The Houston Recovery Fund               $ 4,732,000

36. The Houston Recovery Fund               $   750,000

37. Oak Falls Partners                      $ 3,285,000

38. Signature Point Joint Venture,          $11,040,000
    a Texas Joint Venture

39. Sunbury Partners, Ltd.                  $ 2,950,000

40. J.W. English Swiss Village              $ 6,880,000
    Partners, Ltd.

41. West Trails Partners, Ltd.              $ 4,870,952

    Documents substantially identical to Exhibits 10.73 through 10.78, except as to the loan amount and the subject partnership and property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits 10.73 through 10.78.

    SUBJECT PARTNERSHIP/PROPERTY            LOAN AMOUNT
    ----------------------------            -----------
42. Greentree Associates                    $8,353,100
    Greentree Apartments,
    Carrollton, Texas

43. Meadowbrook Drive Limited Partnership   $3,276,400
    Randol Crossing Apartments,
    Fort Worth, Texas

44. RC Associates                           $2,683,100
    Ridgecrest Apartments,
    Denton, Texas

45. Southridge Associates                   $3,050,100
    Southridge Apartments,
    Greenville, Texas

46. Woodhill Associates                     $6,849,600

    Woodhill Apartments,
    Denton, Texas

47. Woodland Ridge II Partners              $2,544,100
     Limited Partnership
     Woodland Ridge II Apartments,
     Irving, Texas


    Documents substantially identical to Exhibits 10.84 through 10.93, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits 10.84 through 10.93.

    SUBJECT PROPERTY                        LOAN AMOUNT
    ----------------                        -----------
48. Sunchase Eastbay                        $18,170,000

49. Sunchase Tampa                          $12,790,000

50. Sunchase North                          $ 9,535,000

51. Sunchase East                           $ 7,645,000

    Documents substantially identical to Exhibits 10.100 through 10.102, except as to the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits 10.100 through 10.102.

    SUBJECT PROPERTY
    ----------------
52. Las Brisas Apartments

53. Parliament Bend Apartments

54. Woodlands-Odessa Apartments

55. Sun Grove Apartments

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.


                                  APARTMENT INVESTMENT AND
                                  MANAGEMENT COMPANY

                                  /S/ TERRY CONSIDINE
                                  -----------------------------------------
                                  Terry Considine, CHAIRMAN OF THE BOARD,
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     SIGNATURE                         TITLE                          DATE
     ---------                         -----                          ----

 /s/ TERRY CONSIDINE     Chairman of the Board, President and    March 28, 1997
-----------------------  Chief Executive Officer
     Terry Considine


 /s/ THOMAS W. TOOMEY    Executive Vice President-Finance        March 28, 1997
---------------------    and Administration
     Thomas W. Toomey


 /s/ LEEANN MOREIN       Senior Vice President, Chief Financial  March 28, 1997
---------------------    Officer and Secretary
     Leeann Morein


 /s/ PATRICIA K. HEATH   Vice President and Chief Accounting     March 28, 1997
----------------------   Officer
     Patricia K. Heath



 /s/ PETER K. KOMPANIEZ  Vice Chairman and Director              March 28, 1997
-----------------------
     Peter K. Kompaniez


 /s/ RICHARD S. ELLWOOD  Director                                March 28, 1997
-----------------------
     Richard S. Ellwood


 /s/ J. LANDIS MARTIN    Director                                March 28, 1997
-----------------------
     J. Landis Martin


 /s/ THOMAS L. RHODES    Director                                March 28, 1997
-----------------------
     Thomas L. Rhodes



 /s/   JOHN D. SMITH     Director                                March 28, 1997
-----------------------
       John D. Smith

                            INDEX TO FINANCIAL STATEMENTS

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                         AND
                                  AIMCO PREDECESSORS


                                                                        PAGE
                                                                        ----

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FINANCIAL STATEMENTS:
    Report of Independent Auditors......................................  F-2
    Consolidated Balance Sheets as of December 31, 1996 and  1995.......  F-3
    Consolidated Statements of Income for the Years ended
     December 31, 1996 and 1995 and  for the Period January 10, 1994
     (inception) through December 31, 1994..............................  F-4
    Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1996 and 1995 and for the Period January 10,
     1994 (inception) through December 31, 1994.........................  F-5
    Consolidated Statements of Cash Flow for the Years ended
     December 31, 1996 and 1995 and for the Period January 10, 1994
     (inception) through December 31, 1994..............................  F-6
    Notes to Consolidated Financial Statements..........................  F-8

FINANCIAL STATEMENT SCHEDULE:
    Schedule III -- Real Estate and Accumulated Depreciation ..........  F-32
    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

AIMCO PREDECESSORS

FINANCIAL STATEMENTS:
    Report of Independent Auditors....................................  F-35
    Combined Balance Sheet as of July 28, 1994........................  F-36
    Combined Statements of Operations for the Period January 1, 1994
     through July 28, 1994............................................  F-37
    Combined Statements of Owners' Deficit for the Period January 1,
     1994 through July 28, 1994.......................................  F-38
    Combined Statements of Cash Flows for the Period January 1, 1994
     through July 28, 1994............................................  F-39
    Notes to Combined Financial Statements............................  F-40

FINANCIAL STATEMENT SCHEDULE:
    Schedule III -- Real Estate and Accumulated Depreciation.......... F-46
    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            Report of Independent Auditors


Stockholders and Board of Directors
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996 and for the period January 10, 1994 (inception) to December 31, 1994. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period January 10, 1994 (inception) to December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                            ERNST & YOUNG LLP

Dallas, Texas
January 24, 1997, except for
Note 4 and Note 20, as to which
   the date is March 25, 1997

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                             Consolidated Balance Sheets
                             December 31, 1996 and 1995
                           (In Thousands, Except Share Data)

                                                             1996       1995
                                                           --------    --------
                                                                      (Restated)
                                        ASSETS

REAL ESTATE - net of accumulated depreciation of
$120,077 and  $28,737  - Note 3                            $745,145    $448,425

CASH AND CASH EQUIVALENTS                                    13,170       2,379

RESTRICTED CASH                                              15,831      18,630

ACCOUNTS RECEIVABLE                                           4,344       1,581

DEFERRED FINANCING COSTS                                     11,053       5,474

OTHER ASSETS - Note 4                                        45,270       3,872
                                                           --------    --------
                                                           $834,813    $480,361
                                                           --------    --------
                                                           --------    --------



                         LIABILITIES AND STOCKHOLDERS' EQUITY


SECURED NOTES PAYABLE - Note 5                             $242,110    $173,502

SECURED SHORT-TERM FINANCING - Note 6                       192,039      29,000

SECURED TAX-EXEMPT BOND FINANCING - Note 7                   75,497      66,190

UNSECURED SHORT-TERM FINANCING - Note 8                      12,500          --

ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES              16,299       9,615

RESIDENT SECURITY DEPOSITS AND PREPAID RENTS                  4,316       2,646
                                                           --------    --------
                                                            542,761     280,953
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES - Note 9                           --          --

MINORITY INTERESTS IN OTHER PARTNERSHIPS - Note 11           10,386          --

MINORITY INTEREST IN OPERATING PARTNERSHIP - Note 12         58,777      30,376

STOCKHOLDERS' EQUITY - Note 13
  Class A Common Stock, $.01 par value, 150,000,000 shares
        authorized, 14,980,441 and 11,847,568 shares issued
        and outstanding                                         150         118
  Class B Common Stock, $.01 par value, 685,000 shares
        authorized, 325,000 and 585,000 shares issued
        and outstanding                                           3           6
  Non-voting preferred stock, $0.01 par value, 10,000,000
        authorized, none issued and outstanding                  --          --
  Additional paid-in capital                                236,791     175,211
  Accumulated deficit                                       (14,055)     (6,303)
                                                           --------    --------
                                                            222,889     169,032
                                                           --------    --------
                                                           $834,813    $480,361
                                                           --------    --------
                                                           --------    --------

See accompanying notes to consolidated financial statements.

                      APARTMENT INVESTMENT AND  MANAGEMENT COMPANY

                          Consolidated Statements of Income
                   For the Years Ended December 31, 1996 and 1995 and
         For the Period January 10, 1994 (Inception) through December 31, 1994
                        (In Thousands, Except Per Share Data)

                                                                                     FOR THE PERIOD
                                                                                    JANUARY 10, 1994
                                              FOR THE YEAR        FOR THE YEAR         (INCEPTION)
                                                  ENDED               ENDED              THROUGH
                                            DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                            -----------------   -----------------   -----------------
                                                                    (RESTATED)          (RESTATED)
RENTAL PROPERTY OPERATIONS

Rental and other property revenues              $  100,516          $  74,947          $  24,894
Property operating expenses                        (38,400)           (30,150)           (10,330)
Owned property management expense                   (2,746)            (2,276)              (711)
                                                -----------         ----------         ----------
Income from property operations before
 depreciation                                       59,370             42,521             13,853
Depreciation                                       (19,556)           (15,038)            (4,727)
                                                -----------         ----------         ----------
Income from rental property operations              39,814             27,483              9,126
                                                -----------         ----------         ----------

SERVICE COMPANY BUSINESS
Management fees and other income                     8,367              8,132              3,217
Management and other expenses                       (5,352)            (4,953)            (2,047)
Corporate overhead allocation                         (590)              (581)               -
Management company goodwill amortization              (500)              (428)               (76)
Depreciation and amortization                         (218)              (168)               (74)
                                                -----------         ----------         ----------
                                                     1,707              2,002              1,020
Minority interests in service company business          10                (29)               (14)
                                                -----------         ----------         ----------
Company's share of income from service company
 business                                            1,717              1,973              1,006
                                                -----------         ----------         ----------

GENERAL AND ADMINISTRATIVE EXPENSES                 (1,512)            (1,804)              (977)
INTEREST EXPENSE                                   (24,802)           (13,322)            (1,576)
INTEREST INCOME                                        523                658                123
NON-CONTROLLED INTERESTS IN PARTNERSHIPS              (111)               -                  -
                                                -----------         ----------         ----------

INCOME BEFORE GAIN ON DISPOSTION OF PROPERTY
   AND MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                      15,629             14,988              7,702

GAIN ON DISPOSITION OF PROPERTY                         44                -                  -
                                                -----------         ----------         ----------
INCOME BEFORE MINORITY INTEREST                     15,673             14,988              7,702
MINORITY INTEREST IN OPERATING PARTNERSHIP          (2,689)            (1,613)              (559)
                                                -----------         ----------         ----------

NET INCOME                                      $   12,984          $  13,375           $  7,143
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------

NET INCOME ALLOCABLE TO PREFERRED STOCKHOLDER   $     -             $   5,169           $  3,114
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------
NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS     $   12,984          $   8,206           $  4,029
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------
NET INCOME PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT                           $     1.04          $    0.86           $   0.42
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------

DIVIDENDS PAID PER COMMON SHARE                 $     1.70          $    1.66           $   0.29
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------

WEIGHTED AVERAGE SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                         12,427              9,579              9,589
                                                -----------         ----------         ----------
                                                -----------         ----------         ----------

See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995 and
        For the Period January 10, 1994 (inception) through December 31, 1994
                                  (In Thousands)

                                                 CLASS A          CLASS B
                                              COMMON STOCK      COMMON STOCK                    RETAINED
                                             --------------    ---------------    ADDITIONAL    EARNINGS/
                                             SHARES            SHARES              PAID-IN    (ACCUMULATED
                                             ISSUED  AMOUNT    ISSUED   AMOUNT     CAPITAL       DEFICIT)      TOTAL
                                             ------  ------    ------   ------    ---------    -----------     -----
Issuance of Class B Common Stock upon
 Incorporation (January 10, 1994)                              1,000
Reverse Stock Split (April 29, 1994)                            (250)
Reverse Stock Split (July 19, 1994)                             (100)
Purchase of Class B Common Stock                                         $  7      $      3                  $     10
Net proceeds from issuance of Class A
 Common Stock at initial public
 offering                                    9,075   $  91                          154,173                   154,264
Issuance of unregistered Class A
 Common Stock                                  514       5                            9,495                     9,500
AIMCO Predecessor historical capital
 accounts                                                                           (24,703)                  (24,703)
Net income                                                                                       $  7,143       7,143
Dividends paid - Convertible Preferred
 Stock                                                                                             (3,114)     (3,114)
Dividends paid - Class A Common Stock                                                              (2,781)     (2,781)
                                            ------   -----      ---      ----     ---------      --------    --------

BALANCE DECEMBER 31, 1994                    9,589      96     650          7       138,968         1,248     140,319

Net proceeds from issuance of Class A
 Common Stock at public offering             2,706      27                           46,847                    46,874
Repurchase of unregistered Class A
 Common Stock                                 (514)     (5)                         (10,623)                  (10,628)
Conversion of Class B Common Stock
 to Class A Common Stock                        65              (65)       (1)            1                      -
Conversion of Operating Partnership
 Units to Class A Common Stock                   1                                       18                        18
Net income                                                                                         13,375      13,375
Dividends paid - Convertible Preferred
 Stock                                                                                             (5,169)     (5,169)
Dividends paid - Class A Common
 Stock                                                                                            (15,757)    (15,757)
                                            ------   -----      ---      ----     ---------      --------    --------

BALANCE DECEMBER 31, 1995                   11,847     118      585         6       175,211        (6,303)    169,032

Net proceeds from issuance of Class A
 Common Stock at public offering             1,265      13                           28,123                    28,136
Conversion of Class B Common Stock
 to Class A Common Stock                       260       3     (260)       (3)                                   -
Conversion of Operating Partnership
 Units to Class A Common Stock                 212       2                            3,797                     3,799
Class A Common Stock issued as
 consideration for real estate acquired        704       7                           15,287                    15,294
Purchase of stock by officers                  895       9                           18,568                    18,577
Repurchase of Class A Common Stock            (206)     (2)                         (4,253)                    (4,255)
Stock options exercised                          3                                     58                          58
Net income                                                                                         12,984      12,984
Dividends paid - Class A Common Stock                                                             (20,736)    (20,736)
                                            ------   -----      ---      ----     ---------      --------    --------

BALANCE DECEMBER 31, 1996                   14,980   $ 150      325      $  3     $ 236,791      $(14,055)   $222,889
                                            ------   -----      ---      ----     ---------      --------    --------
                                            ------   -----      ---      ----     ---------      --------    --------

See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY

                         Consolidated Statements of Cash Flow
                  For the Years Ended December 31, 1996 and 1995 and
        For the Period January 10, 1994 (Inception) through December 31, 1994
                                   (In Thousands)

                                                                                           FOR THE PERIOD
                                                      FOR THE YEAR       FOR THE YEAR        (INCEPTION)
                                                          ENDED              ENDED             THROUGH
                                                    DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                                    -----------------  -----------------  -----------------
                                                                          (RESTATED)          (RESTATED)
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  12,984         $  13,375            $  7,143
                                                        ---------         ---------            --------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                         21,209            15,859               4,877
     Gain on disposition of property                          (44)             -                    -
     Minority interest in Operating Partnership             2,689             1,613                 559
     Minority interests in other partnerships                 111              -                    -
     Changes in operating assets, (increase)
      decrease in:
         Restricted cash                                    6,678            (6,072)             (2,085)
         Accounts receivable                               (1,515)           (2,065)                 36
         Accounts receivable from affiliates                  -                 289                (289)
         Other assets                                      (3,270)              209                 -
     Changes in operating liabilities, increase
      (decrease) in:
         Accounts payable, accrued and other
          liabilities                                        (385)            2,391               4,599
         Resident security deposits and prepaid
          rents                                               349               312               1,985
                                                        ---------         ---------            --------
            Total adjustments                              25,822            12,536               9,682
                                                        ---------         ---------            --------
            Net cash provided by operating
             activities                                    38,806            25,911              16,825
                                                        ---------         ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of real estate                   17,147              -                    -
       Purchase of real estate                            (26,032)          (52,419)           (184,999)
       Purchase of property held for sale                  (5,718)             -                    -
       Purchase of notes receivable, general and
        limited partnership interests and other
        assets                                            (53,878)             -                    -
       Capital replacements                                (5,133)           (2,865)             (1,310)
       Initial capital expenditures                        (6,194)           (4,879)               (172)
       Capital enhancements                                  (854)             -                    -
       Construction in progress                            (6,775)             (639)                -
       Purchase of office equipment and leasehold
        improvements                                         (707)              (19)                -
                                                        ---------         ---------            --------
            Net cash used in investing activities         (88,144)          (60,821)           (186,481)
                                                        ---------         ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of Class A Common
        Stock and Class B Common Stock, net of
        underwriting and offering costs                    28,136            46,792             163,774
       Proceeds from secured tax-exempt bond
        financing                                          58,010              -                    -
       Proceeds from secured notes payable
        borrowings                                            -             155,401                 -
       Principal paydowns on secured tax-exempt bond
        financing                                         (48,703)             -                    -
       Principal paydowns on secured notes payable        (28,463)          (43,666)                (33)
       Payment of loan costs                               (3,464)           (4,703)                -
       Net borrowings (paydowns) on Credit Facility        40,800           (17,600)             21,600
       Proceeds from secured short-term financing          30,119            25,000                 -
       Proceeds from unsecured short-term financing        12,500              -                    -
       Payoff of unsecured note payable                       -                -                 (2,300)
       Redemption of mandatorily redeemable 1994
        Cumulative Convertible Senior Preferred
        Stock and repurchase of unregistered Class A
        Common Stock                                          -            (107,228)                -
       Payment of dividend on mandatorily redeemable
        1994 Cumulative Convertible Senior Preferred
        Stock                                                 -              (5,169)             (3,114)
       Repurchase of common stock                          (4,255)             -                    -
       Payment of common stock dividends                  (20,736)          (15,757)             (2,781)
       Payment of distributions to minority interest
        in Operating Partnership                           (3,815)           (2,925)               (346)
                                                        ---------         ---------            --------
            Net cash provided by financing activities      60,129            30,145             176,800
                                                        ---------         ---------            --------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS      10,791            (4,765)              7,144

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,379             7,144                 -
                                                        ---------         ---------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  13,170        $    2,379            $  7,144
                                                        ---------         ---------            --------
                                                        ---------         ---------            --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    APARTMENT INVESTMENT AND  MANAGEMENT COMPANY

                       Consolidated Statements of Cash Flow
         (In Thousands Except Share and Operating Partnership Unit Data)

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE, CASH COLLATERAL AND PROPERTY
 MANAGEMENT BUSINESSES

                                                        1996        1995       1994
                                                     ---------   --------   ---------
Secured notes payable assumed in connection
 with purchase of real estate                        $  31,796   $  8,242   $  37,150
Secured tax-exempt financing assumed in
 connection with purchase of real estate                  -           -        66,190
Secured short-term financing assumed in
 connection with purchase of real estate                 5,072        -           -
Real estate,  restricted cash, cash collerateral
 and property management businesses contributed
 in exchange for Operating Partnership Units
 ("OP Units")                                           15,279      2,626      11,544
Common Stock issued in consideration for
 purchase of real estate                                15,294        -           -
                                                     ---------   --------   ---------
                                                     $  67,441   $ 10,868   $ 114,884
                                                     ---------   --------   ---------
                                                     ---------   --------   ---------

PURCHASE OF NOTES RECEIVABLE, GENERAL AND LIMITED PARTNERSHIPS, PROPERTY HELD FOR SALE AND OTHER ASSETS
In 1996, the Company issued 789,039 OP units with a recorded value of $16,877 and assumed $1,051 in secured short-term financing in connection with the purchase of the English Portfolio Acquisition.

The historical cost of the assets and liabilities assumed in connection with the purchase of the English Portfolio Acquisition and the Dallas Portfolio Acquisition were as follows (in thousands):

   Real estate, net                                  $ 157,689
   Restricted cash                                       3,879
   Accounts receivable                                   1,248
   Deferred financing costs                              2,956
   Other assets                                          5,331
   Secured notes payable                               (66,443)
   Secured short-term financing                        (85,995)
   Accounts payable, accrued and other liabilities      (7,069)
   Resident security deposits and prepaid rent          (1,321)
   Minority interests in other partnerships            (10,275)

REPAYMENT OF SECURED NOTE PAYABLE
In 1996, 63,152 OP Units with a recorded value of $1,168 were issued in connection with the repayment of the second deed of trust on a property purchased in 1996.

ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS
In 1996, the Company issued notes receivable due from Officers for a total of $18,557 in connection with the purchase of 895,250 shares of Class A Common Stock (of which $11,440 was repaid in March 1997).

REDEMPTION OF OP UNITS
In 1996, 211,392 OP Units with a recorded value of $3,799 were redeemed in exchange for an equal number of shares of Class A Common Stock.

In 1995, 1,145 OP Units with a recorded value of $18 were redeemed in exchange for an equal number of shares of Class A Common Stock.

CONVERSION OF CLASS B COMMON STOCK
In 1996, 260,000 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1995 and 1996 target results (130,000 shares respectively for each year) for a total recorded value of $3 (See Note 11).

In 1995, 65,000 shares of Class B Common Stock with a recorded value of $1 were converted to Class A Common Stock upon achievement of the 1994 target results.

FORMATION TRANSACTIONS
In July 1994, upon the completion of the initial public offering and the purchase of certain real estate assets, the Company executed the following transactions:

- Issued $96,600 of mandatorily redeemable 1994 Cumulative Convertible Senior Preferred Stock.
- Assumed $12,308 of mortgages and an unsecured note payable.
- Issued 1,193,695 Operating Partnership Units with a recorded value of $22,083 in exchange for assets and liabilities acquired from the AIMCO Predecessors.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      Notes to Consolidated Financial Statements

                           December 31, 1996, 1995 and 1994


NOTE 1 -  ORGANIZATION

    Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership"), through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's general and limited partnership interests in and majority ownership of the Operating Partnership. On July 29, 1994, the Company completed its initial public offering (the "IPO") of 9,075,000 shares of Class A Common Stock and issued 966,000 shares Convertible Preferred Stock and 513,514 unregistered shares of Class A Common Stock. On such date, the Company and Property Asset Management, L.L.C., Limited Liability Company and its affiliated companies and PDI Realty Enterprises, Inc. (collectively, the "AIMCO Predecessors") engaged in a business combination and consummated a series of related transactions which enabled the Company to continue and expand the property management and related businesses of the AIMCO Predecessors.

    Prior to February 1996, four of the Company's executive officers collectively held a 5% beneficial interests in each of four regional business trusts (the "Service Trusts"). The Service Trusts owned four corresponding regional limited liability companies (the "Service LLCs") through which the Company's third party property and asset management business was then principally conducted. In February 1996, the Operating Partnership and the four executive officers contributed their respective interests in the Service Trusts to Property Asset Management Services, Inc. ("PAMS, Inc."), a newly formed non-controlled subsidiary of the Operating Partnership. In April 1996, the Service Trusts were dissolved and their interests in the Service LLCs were distributed to PAMS, Inc. In May 1996, the four Service LLCs were merged into Property Asset Management Services, L.P. ("PAMS, LP" and, together with PAMS, Inc., the "Service Company Subsidiaries") with PAMS, LP as the surviving entity. Consequently, the Company's property and asset management business is now conducted principally through PAMS, Inc. and PAMS, LP.

    At December 31, 1996, the Company had 14,980,441 shares of Class A Common Stock and the Operating Partnership had 3,400,509 OP Units outstanding, for a combined total of 18,380,950 shares and OP Units. The Company held an 81.5% interest in the Operating Partnership as of December 31, 1996.

    At December 31, 1996, the Company owned or controlled 23,764 apartment units in 94 properties (the "Owned Properties") and managed an additional 15,434 apartment units in 119 properties for third party owners and 3,611 apartment units in 18 properties for affiliates (the "Managed Properties"), bringing the total managed portfolio to 231 properties containing 42,809 apartment units located in the Sunbelt regions of the United States.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of AIMCO, the Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships for the years ended December 31, 1996 and 1995. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships.

     In the second quarter of 1996, the Company adopted Emerging Issues Task Force (EITF) Number 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". The Company reports the operations of the service company business on a consolidated basis after the adoption of EITF 95-6. Prior to the issuance of EITF 95-6, the Company reported the service company business on the equity method. The adoption of EITF 95-6 has no impact on net income, but does increase third party and affiliate management and other income, management and other expenses, amortization of management company goodwill and depreciation of non-real estate assets. The Company has restated the balance sheet as of December 31, 1995 and the statements of income and statements of cash flows for the year ended December 31, 1995 and for the period from January 10, 1994 through December 31, 1994 to reflect the retroactive application of the change.

     Due to the significance of the property acquisitions which occurred concurrently with the IPO, the financial statements of the AIMCO Predecessors, prior to July 29, 1994, are not considered comparable to the Company and have not been included herein.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     REAL ESTATE AND DEPRECIATION

     Real estate is recorded at the lower of cost or net realizable value less accumulated depreciation. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future discounted cash flows, excluding interest charges, of the property.
     If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. No impairments exist based on the Company's periodic reviews and therefore, no real estate carrying amounts have been adjusted.

     Costs in excess of $250 which have a useful life of more than one year and maintain the existing assets are capitalized as capital replacement expenditures. Such costs are capitalized and depreciated over their estimated useful lives. If the Company does not spend $300 per apartment unit in capital replacements per annum, the amount not spent is available to offset such spending in future years. At December 31, 1996, a total of $586,000 remains available for future capital replacements.

     Depreciation is calculated on the straight-line method based on a fifteen to thirty year life for buildings and improvements and five years for furniture, fixtures and equipment.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Initial capital expenditures are those costs considered by the Company in its investment decision to correct deferred maintenance or improve a property; these costs are capitalized and depreciated over their estimated useful lives. Capital enhancements which add a material new feature or increase the revenue potential of a property are capitalized and depreciated over their estimated useful lives.

     The Company capitalizes direct and indirect costs (including interest, taxes and other carrying costs) in connection with the development or redevelopment of its Owned Properties and land under development.

     Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

     PROPERTY HELD FOR SALE

     Property held for sale, which is included in other assets, is recorded at the lower of cost or estimated sales proceeds less selling costs.

     CASH EQUIVALENTS

    The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

    RESTRICTED CASH

    Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, and tax and insurance impound accounts held by lenders.

    Restricted cash at December 31, 1996 includes $5,074,000 which was held in escrow for the repayment of indebtedness assumed in connection with the acquisition of the Chesapeake Apartments in December 1996
    (see Note 20). Restricted cash at December 31, 1995 included $10,000,000 which was held as collateral by a financial institution providing credit enhancement for certain bond indebtedness. Upon the refinancing of such indebtedness in 1996, the $10,000,000 in collateral was released by the lender.

    DEFERRED FINANCING COSTS

    Fees and costs incurred in obtaining long-term and short-term financing and credit facilities are amortized on the effective yield method or the straight-line method (if it is not materially different from the effective yield method) over the terms of the related loan agreements and are charged to interest expense.

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLE ASSETS

     Intangible assets, which are included in other assets, consist of costs associated with the purchase of property management businesses including property management contracts, goodwill, legal and other acquisition costs. These costs are amortized on a straight-line basis over terms ranging from five to twenty years.

     REVENUE RECOGNITION

     The Owned Properties have operating leases with apartment residents with terms generally of six months or less and rental revenues associated with these leases are recognized when earned. Fees for property management and asset management services provided for properties which the Company does not own are recognized when earned.

     INTEREST RATE SWAP AGREEMENTS

     The differential to be paid or received under the terms of interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements. Interest rate swap agreements accounted for as anticipatory hedges are related to planned refinances of certain of the Company's variable rate indebtedness. Upon refinance of such indebtedness, any gain or loss associated with the termination of the interest rate swap agreement is deferred and recognized over the life of the refinanced indebtedness.

     INCOME TAXES

     The Company has elected to be taxed as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for the Company to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. The activities of the Service Company Subsidiaries are not qualifying sources.

     As a REIT, the Company generally will not be subject to Federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its shareholders. REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed income.

     For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for Federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in the Owned Properties.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, distributions paid per share were taxable as follows:

                          1996     %        1995     %        1994    %
                          ----     -        ----     -        ----    -
      Ordinary income     $1.45   85%      $1.48    89%      $0.29   100%
      Return of capital    0.25   15        0.18    11           -     -
                          -----  ----      -----   ----      -----   ----
                          $1.70  100%      $1.66   100%      $0.29   100%
                          -----  ----      -----   ----      -----   ----
                          -----  ----      -----   ----      -----   ----

     EARNINGS PER SHARE

     Earnings per share is computed using the weighted average common shares and common share equivalents outstanding during the period. The Class B Common Stock is not included in the computation of earnings per share until such time as all the conditions required for conversion into Class A Common Stock have been met.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the year end fair value of significant financial instruments, including
     long-term debt.   Management believes that the estimated aggregate
     fair values of the secured tax-exempt bond financing and secured long-term financing approximate their carrying values. Rents receivable, accounts payable, accrued and other liabilities, secured short-term financing including the Credit Facility and unsecured short-term financing which mature December 31, 1997 approximate fair value because of the short term of these instruments.

     INSURANCE SUBSIDIARY

     Reinsurance premiums written are earned on a monthly pro rata basis over the terms of the policies. A reserve for outstanding losses and loss-related expenses of $435,000 has been provided at December 31, 1996. The reserve includes estimates for insurance losses incurred but not reported, as well as losses pending settlement. Reserves are based on Management's estimates and are believed to be adequate.

     USE OF ESTIMATES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid for the years ended December 31, 1996 and 1995 and for the period from January 10, 1994 (inception) through December 31, 1994, net of amounts capitalized, were $22,869,000, $12,170,000 and $1,316,000, respectively. State income and franchise taxes of $271,000 and $639,000 were paid in 1996 and 1995, respectively. No state or franchise taxes were paid in 1994.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 3 - REAL ESTATE

         Real estate at December 31 is as follows (in thousands):

                                                1996         1995
                                             ---------     --------
              Land                           $ 118,031     $ 70,904
              Buildings and improvements       747,191      406,258
                                             ---------     --------
                                               865,222      477,162
              Accumulated depreciation        (120,077)     (28,737)
                                             ---------     --------
                                             $ 745,145     $448,425
                                             ---------     --------
                                             ---------     --------

         During 1996, the Company purchased or acquired control of forty-two properties as described below. The cash portions of the acquisitions were funded from proceeds raised through public offerings, short-term financings, borrowings under the Company's Credit Facility or with working capital.

         The Company acquired 100% ownership in the following seven multi-family apartment properties in unrelated transactions in 1996. The aggregate consideration paid by the Company of $93.1 million consisted of $26.0 million in cash, 704,220 shares of Common Stock with a total recorded value of $15.3 million, 745,183 in OP Units with a total recorded value of $15.0 million and the assumption of $31.7 million of secured long-term indebtedness and $5.1 million of secured short-term indebtedness. Each transaction, with the exception of Peachtree Park and Somerset Village, was with an unaffiliated third party (see Note 16).

                 Date                                                    Number
              Acquired    Property             Location                 of Units
              --------    --------             --------                 --------
                 1/96     Peachtree Park       Atlanta, Georgia            295
                 1/96     Villa Ladera         Albuquerque, New Mexico     280
                 4/96     Brookside Village    Tustin, California          336
                            (formerly known as
                            Sycamore Creek)
                 5/96     Somerset Village     Salt Lake City, Utah        486
                12/96     Bay West             Tampa, Florida              376
                12/96     Chesapeake           Houston, Texas              320
                12/96     Dolphin's Landing    Corpus Cristi, Texas        218
                                                                         -----
                                                                         2,311
                                                                         -----
                                                                         -----

         In November 1996, the Company completed the acquisition (the "English Portfolio Acquisition") of certain partnership interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). The English Portfolio Acquisition included the purchase of all of the general and some of the limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 multifamily apartment properties, aggregating 5,230 apartment units, and four commercial properties, primarily in Houston, Texas; title to a 104-unit apartment property in Houston, Texas; certain assets of J. W. English Management Company which provided management services to the apartment properties; and other real estate interests related to the J.W. English Companies' operations. The aggregate purchase price of the English Portfolio Acquisition was $23.1 million, consisting of $15.2 million in OP Units and $7.9 million in cash. The English Partnerships are subject to approximately $95.4 million of mortgage debt.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 3 - REAL ESTATE (CONTINUED)

         The Company also made separate offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships to acquire their limited partnerships interests for cash or OP Units. The Company accepted tenders representing, in the aggregate, approximately 46% of all outstanding limited partnership interests in the English Partnerships subject to the offers. The Company paid $16.0 million in cash and $1.7 million in OP Units, at a price of $23 per OP Unit, for the interest tendered in the English Tender Offers. The remaining limited partners elected to continue as limited partners in such English Partnerships.

         Through its ownership of the general partners of the English Partnerships, the Company has the ability to refinance or sell the properties held by the English Partnerships. In addition, the Company owns, in the aggregate, approximately 46% of all outstanding limited partnership interests. Net cash flow generated by the English Partnerships, if any, after payment of debt service to third party lenders, is used to make distributions to the general and limited partners and, in some cases, to repay indebtedness due to the general partner. Due to the level of control that the Company has over the activities of the English Partnerships, the financial position and results of operations of the English Partnerships are included in the consolidated financial statements of the Company.

         The English Portfolio Acquisition included the acquisition of controlling interests or a 100% interest in the following properties:

                 Date                                                    Number
              Acquired    Property             Location                 of Units
              --------    --------             --------                 --------
                11/96     Anchorage            League City, Texas          264
                11/96     Brentwood            Lake Jackson, Texas         104
                11/96     Bridgewater          Tomball, Texas              206
                11/96     Copperfield          Houston, Texas              196
                11/96     Coventry Square      Houston, Texas              270
                11/96     Crow's Nest          League City, Texas          176
                11/96     Easton Village       Houston, Texas              146
                11/96     Fisherman's Wharf    Clute, Texas                360
                11/96     Fondren Court        Houston, Texas              429
                11/96     Hampton Hill         Houston, Texas              332
                11/96     Hastings Place       Houston, Texas              176
                11/96     Oaks Falls           Spring, Texas               144
                11/96     Park at Cedar Lawn   Galveston, Texas            192
                11/96     Peppermill Place     Houston, Texas              224
                11/96     Seaside Point        Galveston, Texas            102
                11/96     Signature Point      League City, Texas          304
                11/96     Stirling Court       Houston, Texas              228
                11/96     Stonehaven           Houston, Texas              337
                11/96     Stoneybrook          Houston, Texas              113
                11/96     Sunbury Downs        Houston, Texas              240
                11/96     Swiss Village        Houston, Texas              360
                11/96     Township at
                            Highlands          Denver, Colorado            119
                11/96     Waterford            Houston, Texas              312
                                                                         -----
                                                                         5,334
                                                                         -----
                                                                         -----

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 3 - REAL ESTATE (CONTINUED)

         In a series of related transactions completed in November and December 1996, the Company acquired general partnership interests in 21 limited partnerships which own twelve multifamily apartment properties (collectively, the "Dallas Acquisition Properties") aggregating 2,839 apartment units, primarily in the Dallas, Texas metropolitan area, and loans made by the general partners and their affiliates to such partnerships, for an aggregate price of $26.7 million in cash (collectively, the "Dallas Portfolio Acquisition"). The Dallas Acquisition Properties are subject to approximately $60.7 million of mortgage debt. The existing limited partners retained their interest in such limited partnerships. The Company borrowed approximately $25.6 million to finance the purchase price and closing costs.

         Through its ownership of the general partners of the partnerships that own the Dallas Acquisition Properties, the Company has the ability
         to refinance or sell the properties.   Although a majority vote of the
         limited partners may replace the general partner, the Company considers this replacement remote as the Company also has substantial demand notes with second liens on the properties. Cash flow generated by the Dallas Acquisition Properties, if any, after payment of debt service to third party lenders, is used to repay indebtedness due to the general partner and thereafter, to make distributions to general and limited partners. Due to the level of control that the Company has over the activities of the partnerships that own the Dallas Acquisition Properties, the financial position and results of operations of the Dallas Acquisition Properties are included in the consolidated financial statements of the Company. The Dallas Acquisition Properties consisted of the following properties:

                 Date                                                    Number
              Acquired    Property             Location                 of Units
              --------    --------             --------                 --------
                12/96     Copper Chase         Katy, Texas                 316
                12/96     Cypress Landing      Savannah, Georgia           200
                12/96     Greentree            Carrollton, Texas           365
                12/96     Heather Ridge        Arlington., Texas           180
                11/96     Highland Park        Fort Worth, Texas           500
                12/96     Randol Crossing      Fort Worth, Texas           160
                11/96     Ridgecrest           Denton, Texas               152
                12/96     Southridge           Greenville, Texas           160
                12/96     Meadows              Austin, Texas               100
                12/96     Walnut Springs       San Antonio, Texas          224
                12/96     Woodhill             Denton, Texas               352
                12/96     Woodland Ridge       Irving, Texas               130
                                                                         -----
                                                                         2,839
                                                                         -----
                                                                         -----

         During 1996, the Company disposed of the four properties listed below. The properties were sold to one unaffiliated third party. The cash proceeds from the disposition of approximately $17.1 million were used to pay down the then outstanding balance on the Company's Credit Facility of $9.2 million and to provide funds available for future investment purposes. The Company recognized a total gain of approximately $44,000 on the disposition on these four properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 3 - REAL ESTATE (CONTINUED)

                                                                         Net Disposition
                Date                                           Number         Price
              Disposed   Property         Location            of Units   (in thousands)
              --------   --------         --------            --------   ---------------
                8/96     Dakota           Dallas, Texas          584        $ 8,916
                8/96     Ridgmar Park     Fort Worth, Texas      232          2,058
                8/96     Sterling Point   Dallas, Texas          149          1,715
                8/96     Woodcreek        Dallas, Texas          300          4,458
                                                               -----        -------
                                                               1,265        $17,147
                                                               -----        -------
                                                               -----        -------

         In the fourth quarter of 1996, the Company completed construction of a 92 apartment unit expansion within the Fairways Apartments in Phoenix, Arizona for a cost of approximately $6.0 million.

         During 1996, the Company spent $3.0 million on the renovation of the Sun Katcher Apartments (336 units) in Jacksonville, Florida. The Company anticipates spending an additional $1.0 million for the completion of the renovation. The renovation is anticipated to be completed in 1997.

         Interest of $821,000 and $113,000 was capitalized for the years ended December 31, 1996 and 1995, respectively.

         The tax basis of the real estate assets has been recorded based upon the value of the consideration paid by the Company and the historical cost of the AIMCO Predecessors' properties, the English Acquisition Properties and the Dallas Acquisition Properties. The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 was $880,558,000 and $454,998,000, respectively.


NOTE 4 - OTHER ASSETS

         The following table summarizes the Company's other assets at December 31, 1996 and 1995 (in thousands):

                                                                 1996      1995
                                                               -------    ------
              Notes receivable from officers                   $18,557
              Investments in property management contracts       9,441    $1,479
              Property held for sale                             6,769         -
              Other                                             10,503     2,393
                                                               -------    ------
                                                               $45,270    $3,872
                                                               -------    ------
                                                               -------    ------

         On October 1, 1996, the Company issued 379,750 shares of Class A Common Stock to certain executive officers (or entities controlled by them) at $20.75 per share (the closing price on the NYSE on August 29, 1996, the option award date) pursuant to the exercise of stock options issued under the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan. In payment for such shares, the executive officers executed notes payable to the

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 4 - OTHER ASSETS (CONTINUED)

         Company totaling $7.9 million bearing interest at 7.25% per annum, payable quarterly, and due in 2006. These stock purchase notes are secured by the shares purchased and are recourse as to 25% of the principal owed. In March 1997, certain executive officers of the Company (or entities controlled by them) repaid $740,000 of the notes payable to the Company outstanding as of December 31, 1996.

         In addition, on August 29, 1996, certain executive officers also agreed to purchase (or cause entities controlled by them to purchase), prior to January 31, 1997, 515,500 shares of Class A Common Stock at a purchase price of $20.75 per share (the closing price on the NYSE on such date). These shares were issued and delivered as of December 31, 1996. In payment for such shares, the executive officers (or entities controlled by them) executed notes payable to the Company totaling $10.7 million bearing interest at 7.25% per annum, payable quarterly, and due in 2006. The notes receivable are recourse as to 100% of the principal amount. In March 1997, these executive officers (or entities controlled by them) repaid in full the notes payable to the Company totaling $10.7 million.


NOTE 5 - SECURED NOTES PAYABLE

         The following table summarizes the Company's long-term secured notes payable at December 31, 1996 and 1995, all of which are non-recourse to the Company (in thousands):

                                                           1996         1995
                                                         --------     --------
              Fixed rate, ranging from 7.13% to 8.1%,
              or a weighted average all-in rate of
              8.0%, fully-amortizing notes maturing
              at various dates through 2029              $165,762     $163,502

              Fixed rate, ranging from 8.125% to 9.5%,
              or a weighted average all-in rate of
              9.1%, non-amortizing notes maturing at
              various dates through 2001                   57,198       10,000

              Floating rate, ranging from 6.19% to
              7.625% at December 31, 1996, or a
              weighted average all-in rate of 7.6%,
              non-amortizing notes maturing at
              various dates through 2005                   19,150            -
                                                         --------     --------
                                                         $242,110     $173,502
                                                         --------     --------
                                                         --------     --------

         Real estate assets which secure the first trust deeds for these secured notes payable had a net book value of $366,644,000 at December 31, 1996.

         Certain of the secured notes payable require, among other things, reserve accounts for payments of taxes, insurance, improvements and repairs. Lenders retained $8,026,000 in these accounts at December 31, 1996.

         As of December 31, 1996, the scheduled principal payments are as follows (in thousands):

              1997                                $  4,975
              1998                                  10,962
              1999                                  30,103
              2000                                  12,761
              2001                                  40,678
              Thereafter                           142,631
                                                  --------
                                                  $242,110
                                                  --------
                                                  --------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 6 - SECURED SHORT-TERM FINANCING

         The Company entered into a $40,000,000 variable rate revolving credit facility with Bank of America (the "Credit Facility") in conjunction with the IPO. In August 1996, the Credit Facility was extended through August 1998, the interest rate was reduced from LIBOR plus 1.75% to LIBOR plus 1.625% and the commitment was increased to $50,000,000. Interest is payable monthly at the variable interest rate of LIBOR plus 1.625% (7.52% at December 31, 1996). The interest rate was changed to LIBOR plus 1.45% effective January 1, 1997. Subject to certain conditions, the Company may elect to convert any outstanding borrowings under the Credit Facility into a three year term loan bearing interest at the same rate. The availability of funds to the Company under the Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder.
         As of December 31, 1996, $44,800,000 was borrowed under the Credit Facility, $609,000 was used to collateralize two outstanding letters of credit which expire in 1997 and $4,591,000 remained available to be borrowed. Commitment fees of 0.125% per annum on the remaining availability are payable quarterly.

         The following table summarizes the Company's secured short-term financing at December 31, 1996 and 1995 (in thousands):

                                                             1996        1995
                                                           --------     -------
              Floating rate interest only notes,
              ranging from 7.3% to 8.0% at December 31,
              1996, or a weighted average all-in rate
              of 8.5%, maturing at various dates
              through 1998.                                $115,499     $25,000

              Floating rate interest only notes,
              interest at 8.0% at December 31, 1996.
              See Note 20.                                   25,615           -

              Floating rate interest only notes,
              ranging from 8.95%  to 9.25% secured by
              property held for sale maturing at
              various dates through 2008.                     1,051           -

              7.875% fixed rate, non-amortizing note,
              repaid February 1997.                           5,074           -

              Floating rate Credit Facility, interest
              at 7.52% at December 31, 1996, expiring
              August 1998.                                   44,800       4,000
                                                           --------     -------
                                                           $192,039     $29,000
                                                           --------     -------
                                                           --------     -------

         Real estate assets which secure the first and second trust deeds for this short-term financing had a net book value of $253,724,000 at December 31, 1996.

         Certain of the secured notes payable require, among other things, reserve accounts for payments of taxes, insurance, improvements and repairs. Lenders retained $1,176,000 in these accounts at December 31, 1996.

         Secured short-term indebtedness totaling $28.8 million is guaranteed by the Company and certain of its affiliates and secured by an assignment of the Company's general partnership interests in the 12 English Partnerships. An additional $25.8 million of secured short-term indebtedness is guaranteed by the Company.

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 6 - SECURED SHORT-TERM FINANCING  (CONTINUED)

         The Company anticipates that it will refinance a portion of its floating rate indebtedness with fixed rate indebtedness during 1997. In order to reduce the impact of changes in interest rates prior to the refinancing, the Company entered into interest rate swap agreements that are accounted for as anticipatory hedges. At December 31, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank and an investment banker, each having a notional principal amount of $50 million. Those agreements effectively reduce the Company's interest rate exposure on $100 million of its LIBOR based floating rate indebtedness. When the floating rate indebtedness is refinanced, the gain or loss on the interest rate swap agreements will be deferred and amortized over the life of the refinanced indebtedness, as an adjustment to interest expense. Management expects that this adjustment will have the effect of locking in the fixed rate identified in the swap agreements of 6.2% and 6.3%.

         The interest rate swap agreements, each with a notional amount of $50 million mature on March 12, 1997 and May 27, 1997, respectively, and have a fair value at December 31, 1996 of approximately $568,000 and $1,143,000, respectively. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. In addition, since the variable rate in the interest rate swap agreements is not on the same basis as the variable rate indebtedness, the Company is exposed to losses to the extent that the LIBOR rate and the Treasury rate change independently of each other. The Company does not anticipate that inconsistent changes in the LIBOR rate and the Treasury rate will have a material effect.

NOTE 7 - SECURED TAX-EXEMPT BOND FINANCING

         The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1996 and 1995, which is non-recourse to the Company (in thousands):

                                                                                      1996         1995
                                                                                      ----         ----

         7.03% fully-amortizing bonds, effective rate of 7.03%,  due July 2016.      $47,674

         Floating rate bonds (5.35% at December 31, 1995) due July 2022,
         repaid July 1996.                                                                 -    $48,140

         6.9% fully-amortizing bonds due, effective rate of 7.3% July 2016.            9,773          -

         4.2% interest only bonds, effective rate of 5.23%, due July 2016.             6,000      6,000

         6.0% interest only bonds, effective rate of 7.9%, secured by a
         letter of credit in the amount of $5,350, due September 1997.                 5,350      5,350

         5.375% interest only bonds due December 2002.                                 6,700      6,700
                                                                                     -------    -------
         Total                                                                       $75,497    $66,190
                                                                                     -------    -------
                                                                                     -------    -------

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 7 - SECURED TAX-EXEMPT BOND FINANCING (CONTINUED)

         Real estate assets securing the tax-exempt bond financing had a net book value of $116,273,000 at December 31, 1996.

         Certain of the secured tax-exempt bond financings require, among other things, reserve accounts for the payments of taxes, insurance, improvements and repairs. Lenders retained $1,136,000 in these accounts at December 31, 1996.

         As of December 31, 1996, the scheduled principal payments are as follows (in thousands):


                        1997                     $6,784
                        1998                      1,533
                        1999                      1,642
                        2000                      1,760
                        2001                      1,886
                        Thereafter               61,892
                                                -------
                                                $75,497
                                                -------
                                                -------

NOTE 8 - UNSECURED SHORT-TERM FINANCING

         In November 1996, the Company borrowed $12,500,000 in conjunction with the purchase of limited partnership interests in the English Partnerships. The loan is unsecured and bears interest at LIBOR plus 1.75% (see Note 20).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         INCOME TAXES

         The Company filed a request with the IRS for a private letter ruling regarding the characterization of certain advances paid in 1994 and 1995 to the Service Company Subsidiaries with respect to property management services provided to third parties and affiliates. In October 1996, the IRS ruled that such amounts are not includable in gross income for purposes of the REIT qualification tests for the Company's 1994 and 1995 taxable years.

         LEGAL

         In November 1996, five limited partners in certain of the English Partnerships sued the Company alleging that, in connection with the English Portfolio Acquisition, the Company conspired with J.W. English to breach his fiduciary duties to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The plaintiffs made an application for a temporary restraining order with respect to the English Tender Offers, which was denied. To date, the Company has not received a summons effecting service of the Complaint. The Company intends to defend itself vigorously in connection with this action.

         The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation arising in the ordinary course of business, some of which are covered

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         by liability insurance, and all of which are not expected to have a material adverse effect on the consolidated financial condition or the results of operations of the Company.

         ENVIRONMENTAL

         Certain of the Owned Properties are, and some of the Managed properties may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate onto the Owned Properties and Managed Properties. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The remediation of the landfill gas is now substantially complete. The environmental authorities have preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingent plan of
         passive methane gas venting may be implemented.   The Company believes
         the costs of such further limited action, if any, will not be material. Testing has also been conducted on Montecito to determine whether, and to what extent, groundwater has been impacted. Test reports have indicated that the groundwater is not contaminated at actionable levels.

         LEASE COMMITMENTS

         Minimum payments under the terms of all noncancellable operating leases in which the Company is the lessee, principally for office space, at December 31, 1996 are as follows (in thousands):

                        1997                  $   476
                        1998                      401
                        1999                      234
                        2000                       74
                        2001                        1
                                               ------
                                               $1,186
                                               ------
                                               ------

                    APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 10 - MANDATORILY REDEEMABLE 1994 CUMULATIVE CONVERTIBLE SENIOR PREFERRED STOCK

          The Company issued 966,000 shares of Convertible Preferred Stock in connection with the IPO. In September 1995, the Company repurchased all of the outstanding shares of Convertible Preferred Stock and 513,514 unregistered shares of Class A Common Stock for an aggregate price of $107.2 million with the proceeds from a $98.4 million secured debt financing and borrowings under its Credit Facility.

NOTE 11 - MINORITY INTERESTS IN OTHER PARTNERSHIPS

          Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships. Net income is allocated based on the percentage interest owned by the limited partners in each respective real estate partnership.

NOTE 12 - MINORITY INTEREST IN OPERATING PARTNERSHIP

          Net income is allocated to the limited partners whose interests are represented by OP Units based on their respective weighted-average ownership percentage in the Operating Partnership. The Company owns one OP Unit in the Operating Partnership for each share of Class A Common Stock outstanding. Ownership percentage is determined by dividing the number of OP Units held by the limited partners, weighted for the number of days outstanding during the period by total weighted OP Units and shares of Class A Common Stock outstanding. Reductions to or issuance of additional OP Units and Class A Common Stock changes the ownership percentage of both the limited partners and the Company. The Company records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock at the date of execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1996 and 1995, the weighted average ownership interest of the limited partners in the Operating Partnership was 17.1% and 16.4%, respectively. At December 31, 1996, the ownership interest of the limited partners was 18.5%.

          The limited partners do not have voting rights in the Company. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Company, may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of the Company's Class A Common Stock in lieu of cash. To date, the Company has acquired all OP Units tendered for redemption in exchange for such shares.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 13 - STOCKHOLDERS' EQUITY

          At December 31, 1996, the Company had 14,980,441 shares of Class A Common Stock outstanding.

          Concurrent with the IPO, 650,000 shares of common stock held by four of the Company's executive officers were reclassified as Class B Common Stock. The Class B Common Stock is convertible into Class A Common Stock, subject to certain conditions. In April 1995, the Board of Directors waived the right of the Company to purchase the Class A Common Stock if the holder terminates employment for certain reasons within one year after conversion. In 1996 and 1995, respectively, 260,000 and 65,000 shares of Class B Common Stock were converted into Class A Common Stock upon the satisfaction of the requisite conditions for 1994 through 1996. The Company recognized the issuance of these shares of Class A Common Stock with no charge to earnings.

          In September 1996, the Company's Board of Directors authorized the re-purchase of up to 500,000 shares of Class A Common Stock in open market and privately negotiated purchase transactions. The shares acquired were made available for the issuance upon exercise of employee stock options granted by the Compensation Committee of the Board of Directors in August 1996. The stock may be purchased from time to time as market conditions warrant. At December 31, 1996, the Company had purchased and canceled 205,664 shares for approximately $4.3 million at an average price of $20.69 per share.

          On October 1, 1996, the Company issued 379,750 shares of Class A Common Stock to certain executive officers (or entities controlled by them) at $20.75 per share (the closing price on the NYSE on August 29, 1996, the option award date) pursuant to the exercise of stock options issued under the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan. In addition, on August 29, 1996, certain executive officers also agreed to purchase (or cause entities controlled by them to purchase), prior to January 31, 1997, 515,500 shares of Class A Common Stock at a purchase price of $20.75 per share (the closing price on the NYSE on such date). These shares were issued and delivered as of December 31, 1996. In payment for the shares purchased, the executive officers (or entities controlled by them) executed notes payable totaling $18.6 million to the Company (see Note 20).

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 14 - STOCK OPTION PLANS AND STOCK WARRANTS

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The Company has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the"1996 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1994 Plan, the 1996 Plan and the Non-Qualified Plan allow for the grant of incentive and non-qualified stock options and are administered by the Compensation Committee of the Board of Directors. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The non-qualified options vest 20% per year over a five-year period with initial vesting one year from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors.

          Pro forma information regarding the net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: (i) risk-free interest rates ranging from 5.2% to 7.5%; (ii) a dividend yield of 7.8%; (iii) volatility factors of the expected market price of the Company's common stock of .194; and (iv) a weighted average expected life of the options of 4 1/2 years.

          The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share information):


                                                      1996      1995
                                                      ----      ----

                  Pro forma net income              $12,201   $13,360
                  Pro forma earnings per share        $0.98     $0.86

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 14 - STOCK OPTION PLAN AND STOCK WARRANTS (CONTINUED)

          The following table summarizes the option activity for the years ended December 31, 1996 and 1995 and for the period from January 10, 1994 (inception) through December 31, 1994:

                                                          1996        1995         1994
                                                          ----        ----         ----
          Number of Shares Under Stock Options:

          Outstanding at beginning of period             108,000      86,000           -
            Granted                                      803,000      27,000     102,000
            Exercised                                   (383,000)       -              -
            Forfeited                                    (23,000)     (5,000)    (16,000)
                                                        --------     -------     -------
          Outstanding at end of period                   505,000     108,000      86,000
                                                        --------     -------     -------
                                                        --------     -------     -------

          Stock options exercisable at the
           end of the year                               425,000      26,000           -
                                                        --------     -------     -------
                                                        --------     -------     -------

          Weighted average fair value of options
           granted during the year                         $1.01       $1.75         N/A

          Weighted average exercise price                 $20.74      $17.69         N/A

          Exercise price                                  $20.25-     $17.12-        N/A
                                                          $20.75      $18.37

         At December 31, 1996, 16,400 warrants were outstanding. During 1996, 65,600 warrants which had not vested were forfeited. The warrants have an exercise price of $18.50 per share and vest in equal annual installments over five years. The warrants expire in November 2004.

NOTE 15 - DIVIDEND REINVESTMENT PLAN

         Effective August 21, 1995, the Company implemented a dividend reinvestment plan. Stockholders can reinvest dividends and make voluntary cash investments to purchase additional shares of the Company's Class A Common Stock. In May 1996, the Company filed a registration statement relating to 1,000,000 shares of Class A Common Stock to be made available for issuance under the dividend reinvestment plan.

NOTE 16 - TRANSACTIONS WITH AFFILIATES

         The Company serves as property manager for certain apartment properties owned by entities in which certain officers of the Company have an ownership interest. Compensation for these services is 3% to 6% of gross receipts from the properties and were $619,000 and $1,347,000 for the years ending December 31, 1996 and 1995, respectively. In addition, the Company received consulting fees from affiliates of $149,000 for the year ended December 31, 1995. No consulting fees from affiliates were received for the year ended December 31, 1996.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 16 - TRANSACTIONS WITH AFFILIATES (CONTINUED)

         In 1996, the Company acquired the Peachtree Park Apartments in Atlanta, Georgia and the Somerset Village Apartments in Salt Lake City, Utah from entities controlled by officers of the Company.
         The aggregate consideration paid of $39.6 million consisted of $3.8 million in cash, 372,678 shares of Class A Common Stock and 121,447 of OP Units with a total recorded value of $9.9 million, and the assumption of $25.9 million of secured short-term indebtedness. In addition, the Company acquired the cable equipment at the Peachtree Park Apartments from an entity controlled by an officer of the Company for total consideration of 8,243 shares of Class A Common Stock with a recorded value $175,000.

NOTE 17 - EMPLOYEE BENEFIT PLANS

         The Company offers medical, dental, life and long-term disability benefits to employees of the Company through insurance coverage of the Company-sponsored plan. The medical and dental plans are self-funded and are administered by independent third parties. The Company incurred insurance benefit costs, net of reimbursements, of approximately $577,000 and $617,000 for the years ended December 31, 1996 and 1995, respectively.

         The Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed one year of service are eligible to participate. The Company matches 50% of the participant's contributions to the plan up to a maximum of 2% of the participant's prior year compensation. The Company contributed $91,000 in matching contributions to the plan for the year ended December 31, 1996.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 18 - UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

         Summarized unaudited consolidated quarterly information for 1996 and 1995 are as follows (amounts in thousands except per share amounts):


                                                   QUARTER
                                                   -------
Year ended December 31, 1996         FIRST    SECOND    THIRD     FOURTH
                                     -----    ------    -----     ------

Income from property operations $8,617 $9,083 $9,866 $12,248 Company's share of income from
 service company business              291       350      401        675
Income before gain on disposition
  of property and minority interest
   in Operating Partnership          3,304     3,774    4,054      4,497
Net income                           2,810     3,145    3,396      3,633

Net income per share                 $0.24     $0.26    $0.27      $0.27
Weighted average common shares
 and common share equivalents
 outstanding                        11,860    12,217   12,398     13,309



                                                   QUARTER
                                                   -------
Year ended December 31, 1995         FIRST    SECOND    THIRD     FOURTH
                                     -----    ------    -----     ------

Income from property operations     $6,946   $6,829    $6,495     $7,213
Company's share of income from
 service company business              450      597       974        (48)
Income before minority interest in
 Operating Partnership               4,425    4,356     3,907      2,300
Net income                           4,005    3,947     3,508      1,915
Net income allocable to
 Preferred Stockholder               1,836    1,836     1,497          -
Net income allocable to common
 stockholders                        2,169    2,111     2,011       1,915

Net income per common share          $0.23    $0.22     $0.21       $0.20
Weighted average common shares
 and common share equivalents
 outstanding                         9,589    9,589     9,650       9,488

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 19 - PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

         The unaudited pro forma Consolidated Statement of Income for the year ended December 31, 1996 is presented based on the audited historical financial data of the Company and has been prepared as if each of the following transactions had occurred on January 1, 1996: (i) the sale of 1,265,000 shares of the Company's Class A Common Stock at $23.428 per share completed in November and December 1996 and the application of the net proceeds thereof to pay indebtedness under the Credit Facility; (ii) the conversion of 260,000 shares of Class B Common Stock to Class A Common Stock; (iii) the purchase of the Dolphin's Landing Apartments, the Chesapeake Apartments and the Bay West Apartments (the "December 1996 Acquisitions") and the incurrence of indebtedness and issuance of 193,676 shares of Class A Common Stock to finance such acquisitions; (iv) the acquisition of the English Partnerships; (v) the consummation of the English Tender Offers; (vi) the Dallas Portfolio Acquisition; (vii) the incurrence of indebtedness to finance the English Portfolio Acquisition, the English Tender Offer and the Dallas Portfolio Acquisition; (viii) the refinancing of certain indebtedness assumed in connection with the English Partnership acquisition; (ix) the acquisition of the Villa Ladera Apartments, the Brookside Village Apartments and the Somerset Village Apartments from January 1996 through May 1996 and the assumption of indebtedness and issuance of OP Units in consideration for certain of the acquisitions (the "1996 Acquisitions"); and (x) the sale of the Four Sold Properties in August 1996 and the application of sales proceeds therefrom to pay indebtedness under the Credit Facility.

         The unaudited pro forma Consolidated Statement of Income for the year ended December 31, 1995 is presented based on the audited historical financial data of the Company and has been prepared as if each of the following transactions had occurred on January 1, 1995: (i) the sale of 2,706,423 shares of the Company's Class A Common Stock at $19.125 per share completed in December 1995; (ii) the sale of 1,265,000 shares of Class A Common Stock at $23.428 per share completed in November and December 1996 and the application of net proceeds thereof to pay indebtedness under the Credit Facility; (iii) the purchase of eight properties acquired by the Company in December 1995 (iv) the conversion of 260,000 shares of Class B Common Stock to Class A Common Stock;
         (v) the purchase of the December 1996 Acquisitions and the incurrence of indebtedness and issuance of 193,676 shares of Class A Common Stock to finance such acquisitions; (vi) the acquisition of the English Partnerships; (vii) the consummation of the English Tender Offers;
         (viii) the Dallas Portfolio Acquisition; (ix) the incurrence of indebtedness to finance the English Portfolio Acquisition, the English Tender Offer and the Dallas Portfolio Acquisition; (x) the refinancing of certain indebtedness assumed in connection with the English Partnership acquisition; (xi) the purchase of the 1996 Acquisitions and the assumption of indebtedness and issuance of OP Units in consideration for certain of the 1996 Acquisitions; and (xii) the sale of the Four Sold Properties and the application of sales proceeds therefrom to pay indebtedness under the Credit Facility.

         The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 19 - PRO FORMA FINANCIAL STATEMENTS (CONTINUED)

             Pro Forma Condensed Consolidated Statement of  Operations
                        (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                      1996           1995
                                                      ----           ----
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                  $148,043         $138,810
Property operating expenses                          (65,797)         (65,808)
Owned property management expenses                    (4,816)          (4,971)
                                                    --------         --------
Income from property operations before
 depreciation                                         77,430           68,031
Depreciation                                         (27,396)         (26,929)
                                                    --------         --------
Income from property operations                       50,034           41,102
                                                    --------         --------

SERVICE COMPANY BUSINESS
Company's share of income from
 Service Company Business                              1,917            2,239
GENERAL AND ADMINISTRATIVE EXPENSES                   (1,512)          (1,804)
INTEREST INCOME                                          523              658
INTEREST EXPENSE                                     (37,661)         (30,835)
NON-CONTROLLED INTERESTS IN PARTNERSHIPS               3,385            4,997
                                                    --------         --------
INCOME BEFORE MINORITY INTEREST
 IN OPERATING PARTNERSHIP                             16,686           16,357
Minority interest in Operating Partnership            (3,299)          (3,322)
                                                    --------         --------
NET INCOME                                           $13,387          $13,035
                                                    --------         --------
                                                    --------         --------
NET INCOME ALLOCABLE  TO PREFERRED STOCKHOLDER       $     -          $ 5,169
                                                    --------         --------
                                                    --------         --------
NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS          $13,387          $ 7,866
                                                    --------         --------
                                                    --------         --------
NET INCOME PER COMMON SHARE                            $0.95            $0.56
                                                    --------         --------
                                                    --------         --------
WEIGHTED AVERAGE COMMON SHARES
 AND COMMON SHARE EQUIVALENTS
 OUTSTANDING                                          14,141           14,032
                                                    --------         --------
                                                    --------         --------

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 20 - SUBSEQUENT EVENTS

         DIVIDEND DECLARED

         On January 24, 1997, the Board of Directors declared a cash dividend of $0.4625 per share ($1.85 annualized dividend per share, an increase of 8.8% per share) of Class A Common Stock for the quarter ended December 31, 1996, payable on February 14, 1997 to stockholders of record on February 7, 1997.

         COMPLETION OF PUBLIC OFFERING

         In February 1997, the Company completed a public offering of 2,015,000 shares of Class A Common Stock (including 15,000 shares subject to the underwriter's overallotment option) at a price of $26.75 per share. The net proceeds of $51.1 million were used to repay a portion of the Company's indebtedness incurred in acquisitions completed in December 1996.

         USE OF RESTRICTED CASH

         In February 1997, the Company used $5,074,000 which was held in escrow at December 31, 1996 to repay indebtedness assumed in connection with the acquisition of the Chesapeake Apartments in December 1996.

         PENDING ACQUISITION

         On February 20, 1997, the Company announced that its Board of Directors had approved an agreement with Demeter Holdings Corporation ("Demeter") and Phemus Corporation ("Phemus"), affiliates of The Harvard Private Capital Group, and Capricorn Investors, L.P. ("Capricorn"), pursuant to which the Company will acquire all of Demeter's and Capricorn's 6.93 million shares of NHP Incorporated ("NHP") common stock at a purchase price of $20.00 per share, payable in 3.2 million shares of Class A Common Stock of the Company and $53
         million cash.   In addition, Demeter and Capricorn would be entitled
         to retain their proportionate interest in NHP's subsidiary, NHP Financial Services, Ltd.

         The agreement also provides for the Company to acquire from Demeter, Phemus and Capricorn (together, the "Sellers") interests in certain entities that, directly or indirectly, own conventional and affordable multifamily apartment properties managed by NHP. Pursuant to the agreement, the Operating Partnership will acquire the Sellers' controlling interests in limited partnerships that own 18 conventional apartment communities containing 7,278 apartment units for an aggregate price of approximately $24.5 million, payable in cash or OP Units, at the sellers' option. The Company has an option to acquire the Sellers' interests in entities that own an additional 15 conventional apartment communities containing 3,800 apartment units. Upon completion of such acquisition, the Operating Partnership intends to make separate offers to the limited partners of the various partnerships to acquire their interests in the limited partnerships.

         The agreement also provides for the formation of a joint venture with the Sellers in which the Operating Partnership will have a 50% interest. The joint venture would be managed equally by the Sellers, on the one hand, and Operating Partnership on the other. The Sellers will contribute to the venture their interests in entities that own 24 apartment communities containing 5,464 apartment units, and, at the Operating Partnership's option, the Sellers' interests in entities that own an additional 20 apartment communities containing 4,532 apartment units. The Company will contribute cash or other assets valued at approximately $13 million and the Sellers will contribute assets valued at approximately $13 million to form the joint venture.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 20 - SUBSEQUENT EVENTS (CONTINUED)

         Also pursuant to the agreement, the Operating Partnership will invest approximately $3.4 million to acquire a 25% interest in entities owned by the Sellers that own interests in 52,741 affordable housing units and 12,588 apartment units and other assets.

         The Company also made a merger proposal to NHP's Board of Directors pursuant to which NHP would merge into the Company (or one of its subsidiaries) and the Company would offer to acquire the remaining stockholders' interests in NHP for $20 per NHP share to be paid in the Company's Class A common stock. The Company's proposal contemplates that NHP's Subsidiary, NHP Financial Services, Ltd., will be spun off to NHP stockholders (including the Sellers' but not the Company) prior to the merger. Consequently, NHP stockholders would be entitled to receive approximately 0.75 shares of the Company's Class A Common Stock in the merger. If the spin-off of NHP Financial Services, Ltd. does not occur, the Company will pay an additional $3.05 per share to Demeter, Capricorn and the remaining stockholders in NHP.

         Closing of the transactions is subject to completion of additional documentation and customary closing conditions, including all necessary governmental approvals, the continuation of the Company's status as a REIT under federal tax laws, as well as certain rights of first refusal of NHP with respect to the purchase of interests in properties managed by NHP. The closing of the real estate transactions with the Sellers and the acquisition by the Company of the Sellers' interest in NHP is expected to occur during the second quarter of 1997.

         REPAYMENT OF NOTES RECEIVABLE FROM OFFICERS

         In March 1997, certain executive of the Company (or entities controlled by them) repaid in full notes payable to the Company totaling $10.7 million executed for the purchase in 1996 of 515,500 shares of Class A Common Stock. In addition, $740,000 was repaid on the notes payable to the Company totaling $7.9 million executed for the purchase in 1996 of 379,750 shares of Class A Common Stock.

         AGREEMENT TO ACQUIRE THREE PROPERTIES

         On March 25, 1997, the Company announced that an agreement was reached on the acquisition of three multifamily apartment properties totaling 536 apartment units located in Tustin, California and Orlando, Florida in two separate transactions.
         The acquisition price for the three properties totals $28.8 million which includes $1.7 million which the Company has budgeted for initial capital expenditures. The consideration will include approximately $9.8 million in cash, the issuance of approximately 450,000 shares of Class A Common Stock and OP units for an aggregate recorded value of $12.5 million and the assumption of $6.5 million of indebtedness secured by a first trust deed. The transactions are expected to be completed by April 30, 1997.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                    SCHEDULE III
                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1996
                           (IN THOUSANDS EXCEPT UNIT DATA)

                                                                       INITIAL COST
                                                                    -------------------       COST
                                                                            BUILDINGS     CAPITALIZED
                    UNITS                        YEAR      NO. OF              AND       SUBSEQUENT TO
PROPERTY NAME     ACQUIRED       LOCATION        BUILT     UNITS    LAND   IMPROVEMENTS   ACQUISITION
-------------     --------       --------        -----     -----    ----   ------------   ------------
40th North          07/94   Phoenix, AZ           1970      556    $2,546    $14,437       $ 1,016
Anchorage           11/96   League City, TX       1985      264       523      9,097             7
Ashford Plantation  12/95   Atlanta, GA           1975      211     2,770      9,956           217
Ashwood             07/94   Houston, TX           1984      144       451      2,563           132
Bay West            12/96   Tampa, FL             1975      376     1,500      7,085
Bluffs              09/83   Boulder, CO           1971      232       696      7,779           270
Boardwalk           12/95   Tamarac, FL           1986      291     3,350      8,196           715
Brandywine          04/83   St. Petersburg, FL    1971      477     1,423     11,336           823
Brentwood           11/96   Lake Jackson, TX      1980      104       200      3,092
Bridgewater         11/96   Tomball, TX           1978      206       333      4,033            14
Brookside Village    4/96   Tustin, CA            1970      336     2,498     14,180         1,051
Chesapeake          12/96   Houston, TX           1983      320       775      7,317
Chimney Ridge       07/94   Dallas, TX            1983      210       574      3,258           243
Cobble Creek        07/94   Phoenix, AZ           1985      142       407      2,314            88
Copperfield         11/96   Houston, TX           1983      196       572      7,133             6
Copper Chase        12/96   Katy, TX              1982      316     1,484     11,530
Coral Gardens       04/93   Las Vegas, NV         1983      670     3,190     12,745           900
Country Club        07/94   Amarillo, TX          1984      282     1,049      5,951           173
Coventry Square     11/96   Houston, TX           1983      270       975      6,355             7
Crows Nest          11/96   League City, TX       1984      176       795      5,400             4
Cypress Landing     12/96   Savannah, GA          1984      200       386      7,911
Dolphin's Landing   12/96   Corpus Cristi, TX     1980      218     1,740      5,589
Dunwoody            07/94   Atlanta, GA           1980      318     1,838     10,538           374
Easton Village      11/96   Houston, TX           1983      146       440      6,584             3
Eden Crossing       11/94   Pensacola, FL         1985      200     1,111      6,332           236
Fairways            07/94   Phoenix, AZ           1986      260     1,830     10,403           416
Fairways II         09/96   Phoenix, AZ           1996       92                              5,952
Fishermans Wharf    11/96   Clute, TX             1981      360       830      9,969            10
Fondren Court       11/96   Houston, TX           1979      429     1,349      9,355            11
Frankford Place     07/94   Dallas, TX            1982      274     1,125      6,382           399
Garden Terrace      07/94   Bowie, TX             1978       20        49        280            11
Green Tree          12/96   Carrollton, TX        1983      365     1,909     14,842
Hampton Hill        11/96   Houston, TX           1984      332     1,574      8,408            11
Hastings Place      11/96   Houston, TX           1984      176       734      3,382            21
Heather Ridge       12/96   Arlington, TX         1983      180       655      5,455
Highland Park       12/96   Ft. Worth, TX         1985      500     3,234     19,536
Hillmeade           11/94   Nashville, TN         1985      288     2,872     16,066         1,020
Jefferson Place     11/94   Baton Rouge, LA       1985      234     2,696     15,115           976
Las Brisas          07/94   Casa Grande, AZ       1985      132       572      3,261            69
Las Brisas          12/95   San Antonio, TX       1983      176     1,100      5,454           209
Lexington           07/94   San Antonio, TX       1981       72       311      1,764            52
Meadowbrook         07/94   Houston, TX           1985      260       999      5,667           300
Meadowcreek         04/85   Boulder, CO           1972      332     1,387     10,027           364
Meadows             12/96   Austin, TX            1983      100       417      4,563
Montecito           07/94   Austin, TX            1985      268     1,268      7,194           206
Newport             07/94   Phoenix, AZ           1986      204       800      4,554           158
Oak Falls           11/96   Spring, TX            1983      144       514      3,585            20
Olympiad            11/94   Montgomery, AL        1986      176     1,046      5,958           320
Paradise Palms      07/94   Phoenix, AZ           1970      130       647      3,684           232
Park at Cedar
 Lawn               11/96   Galveston, TX         1985      192       769      5,073             4
Parkside            07/94   Houston, TX           1983      160       592      3,358           187
Parliament Bend     07/94   San Antonio, TX       1980      232       765      4,342           267
Peachtree Park       1/96   Atlanta, GA      1962/1995      295     4,681     12,957           931
Penn Square         12/94   Albuquerque, NM       1982      210     1,128      6,478           236
Peppermill Place    11/96   Houston, TX           1983      224       406      3,957            10

                                               DECEMBER 31, 1996
                     ---------------------------------------------------------------------
                               TOTAL COST                       TOTAL COST
                     -----------------------------                 NET OF
                            BUILDINGS AND          ACCUMULATED   ACCUMULATED
                     LAND   IMPROVEMENTS   TOTAL  DEPRECIATION  DEPRECIATION  ENCUMBRANCES
PROPERTY NAME
-------------
40th North          $ 2,546    $15,453    $17,999     $1,584       $16,415     $11,093
Anchorage               523      9,104      9,627      2,599         7,028       5,016
Ashford Plantation    2,770     10,173     12,943        428        12,515       9,300
Ashwood                 451      2,695      3,146        270         2,876       1,611
Bay West              1,500      7,085      8,585                    8,585
Bluffs                  696      8,049      8,745      4,604         4,141       6,256
Boardwalk             3,350      8,911     12,261        376        11,885       9,773
Brandywine            1,423     12,159     13,582      4,027         9,555       6,746
Brentwood               200      3,092      3,292                    3,292         (A)
Bridgewater             333      4,047      4,380        915         3,465
Brookside Village     2,498     15,231     17,729        395        17,334         (A)
Chesapeake              775      7,317      8,092                    8,092       5,073
Chimney Ridge           574      3,501      4,075        360         3,715       1,972
Cobble Creek            407      2,402      2,809        245         2,564       1,459
Copperfield             572      7,139      7,711        697         7,014       4,336
Copper Chase          1,484     11,530     13,014      3,367         9,647       9,772
Coral Gardens         3,190     13,645     16,835      2,408        14,427      11,594
Country Club          1,049      6,124      7,173        619         6,554       4,165
Coventry Square         975      6,362      7,337      2,453         4,884       4,240
Crows Nest              795      5,404      6,199      1,316         4,883       4,160
Cypress Landing         386      7,911      8,297      2,301         5,996       7,629
Dolphin's Landing     1,740      5,589      7,329                    7,329
Dunwoody              1,838     10,912     12,750      1,090        11,660       7,737
Easton Village          440      6,587      7,027        457         6,570       4,732
Eden Crossing         1,111      6,568      7,679        579         7,100       6,000
Fairways              1,830     10,819     12,649      1,100        11,549       6,568
Fairways II             -        5,952      5,952        -           5,952
Fishermans Wharf        830      9,979     10,809      3,412         7,397       6,000
Fondren Court         1,349      9,366     10,715      4,229         6,486       5,642
Frankford Place       1,125      6,781      7,906        673         7,233       4,102
Garden Terrace           49        291        340         29           311
Green Tree            1,909     14,842     16,751      4,188        12,563      11,520
Hampton Hill          1,574      8,419      9,993      3,406         6,587       3,952
Hastings Place          734      3,403      4,137        914         3,223       3,258
Heather Ridge           655      5,455      6,110      1,855         4,255       4,838
Highland Park         3,234     19,536     22,770      7,440        15,330      18,157
Hillmeade             2,872     17,086     19,958      1,439        18,519      11,373
Jefferson Place       2,696     16,091     18,787      1,357        17,430       9,785
Las Brisas              572      3,330      3,902        334         3,568         (B)
Las Brisas            1,100      5,663      6,763        236         6,527       5,250
Lexington               311      1,816      2,127        183         1,944       1,093
Meadowbrook             999      5,967      6,966        610         6,356       3,363
Meadowcreek           1,387     10,391     11,778      3,016         8,762       8,125
Meadows                 417      4,563      4,980      1,188         3,792       3,330
Montecito             1,268      7,400      8,668        745         7,923       5,155
Newport                 800      4,712      5,512        481         5,031       2,665
Oak Falls               514      3,605      4,119        940         3,179       3,285
Olympiad              1,046      6,278      7,324        534         6,790       5,350
Paradise Palms          647      3,916      4,563        391         4,172       2,393
Park at Cedar
 Lawn                   769      5,077     5,846       1,011         4,835       2,826
Parkside                592      3,545     4,137         349         3,788       2,216
Parliament Bend         765      4,609     5,374         464         4,910         (B)
Peachtree Park        4,681     13,888    18,569         501        18,068         (A)
Penn Square           1,128      6,714     7,842         575         7,267       4,257
Peppermill Place        406      3,967     4,373         887         3,486       3,677

ESTIMATE AND MANAGEMENT COMPANY

                                                                                INITIAL COST
                                                                             ------------------     COST
                                                                                    BUILDINGS    CAPITALIZED
                       UNITS                            YEAR      NO. OF               AND      SUBSEQUENT TO
PROPERTY NAME         ACQUIRED      LOCATION            BUILT     UNITS      LAND  IMPROVEMENTS  ACQUISITION
-------------         --------      --------            -----     -----      ----  ------------  ------------
Pleasant Ridge         11/94     Little Rock, AR         1982      200      1,660     9,464          401
Pleasant Valley        11/94     Little Rock, AR         1985      112        907     5,069          510
Prairie Hills          07/94     Albuquerque, NM         1985      260      1,680     9,633          163
Randol Crossing        12/96     Ft. Worth, TX           1984      160        782     5,742
Ridge Crest            12/96     Denton, TX              1983      152        612     5,642
Rillito Village        07/94     Tuscon, AZ              1985      272      1,220     6,947          145
Riverside              07/94     Denver, CO              1987      248      1,553     8,828          258
Riverwalk              12/95     Little Rock, AR         1988      262      1,075     9,295          205
Royal Palms            07/94     Phoenix, AZ             1985      152        832     4,730          129
Seaside Point          11/96     Galveston, TX           1985      102        295     2,994            2
Seasons                10/95     San Antonio, TX         1976      280        974     5,749          430
Signature Point        11/96     League City, TX         1994      304      2,160    13,627            2
Snug Harbor            12/95     Las Vegas, NV           1990       64        750     2,966          195
Somerset Village        5/96     Salt Lake City, UT      1985      486      4,375    17,600          174
South Willow           07/94     Salt Lake City, UT      1987      440      2,218    12,612          283
Southridge             12/96     Greenville, TX          1984      160        565     5,787
Spectrum Pointe        07/94     Atlanta, GA             1984      196      1,029     5,903          110
Stirling Court         11/96     Houston, TX             1984      228        946     5,958            8
Stonehaven             11/96     Houston, TX             1972      337      1,197    11,236            6
Stoney Brook           11/96     Houston, TX             1972      113        579     3,871            8
Sun Grove              07/94     Phoenix, AZ             1986       86        659     3,749           90
Sun Katcher            12/95     Jacksonville, FL        1972      360        578     3,440        3,044
Sun Valley             07/94     Salt Lake City, UT      1985      430      1,306     7,434          232
Sunbury Downs          11/96     Houston, TX             1982      240        565     4,380           11
Sunchase-Clearwater    11/94     Clearwater, FL          1985      461      2,177    19,641          598
Sunchase-East          11/94     Orlando, FL             1985      296        927     8,361          380
Sunchase-North         11/94     Orlando, FL             1985      324      1,013     9,142          352
Sunchase-Tampa         11/94     Tampa, FL               1985      216        757     6,831          542
Swiss Village          11/96     Houston, TX             1972      360      1,011    11,310           13
Timbermill             10/95     San Antonio, TX         1982      296        778     4,674          461
Township at Highlands  11/96     Denver, CO              1986      119      1,058    11,166            3
Villa Ladera            1/96     Albuquerque, NM         1985      280      1,764    10,014          456
Village Creek          07/94     Denver, CO              1987      324      2,446    13,901          622
Walnut Springs         12/96     San Antonio, TX         1983      224        851     8,076
Waterford              11/96     Houston, TX             1984      312        533     5,692            7
Williams Cove          07/94     Dallas, TX              1984      260      1,227     6,972          295
Woodhill               12/96     Denton, TX              1985      352      1,578    13,199
Woodland Ridge         12/96     Irving, TX              1984      130      1,021     4,507
Woodlands-Odessa       07/94     Odessa, TX              1982      232        676     3,835          208
Woodlands-Tyler        07/94     Tyler, TX               1984      256      1,030     5,844          207
                                                                ----------------------------------------
  Sub-total                                                     23,764    115,249   717,601       29,221
                                                                ----------------------------------------
Properties under development or held for development:

Fairways III land  07/94                                                    2,303                    369
Villa Ladera land  03/96                                                      479                     -
                                                                ----------------------------------------
  Total                                                         23,764   $118,031  $717,601      $29,590
                                                                ----------------------------------------
                                                                ----------------------------------------
                                               DECEMBER 31, 1996
                       -----------------------------------------------------------------------
                                 TOTAL COST                         TOTAL COST
                       -----------------------------                   NET OF
                             BUILDINGS AND            ACCUMULATED   ACCUMULATED
PROPERTY NAME          LAND   IMPROVEMENTS   TOTAL    DEPRECIATION  DEPRECIATION  ENCUMBRANCES
-------------          -----  ------------   -----    ------------  ------------  ------------
Pleasant Ridge         1,660     9,865       11,525        846         10,679        6,700
Pleasant Valley          907     5,579        6,486        466          6,020        3,553
Prairie Hills          1,680     9,796       11,476        978         10,498        7,519
Randol Crossing          782     5,742        6,524      1,762          4,762        3,875
Ridge Crest              612     5,642        6,254      1,804          4,450        3,825
Rillito Village        1,220     7,092        8,312        708          7,604        4,165
Riverside              1,553     9,086       10,639        917          9,722        6,195
Riverwalk              1,075     9,500       10,575        386         10,189        8,550
Royal Palms              832     4,859        5,691        487          5,204        3,652
Seaside Point            295     2,996        3,291        663          2,628
Seasons                  974     6,179        7,153        251          6,902        4,596
Signature Point        2,160    13,629       15,789      1,164         14,625       11,040
Snug Harbor              750     3,161        3,911        131          3,780        2,700
Somerset Village       4,375    17,774       22,149        408         21,741          (A)
South Willow           2,218    12,895       15,113      1,295         13,818        8,592
Southridge               565     5,787        6,352      2,074          4,278        3,473
Spectrum Pointe        1,029     6,013        7,042        599          6,443        4,468
Stirling Court           946     5,966        6,912      2,472          4,440        3,673
Stonehaven             1,197    11,242       12,439      2,804          9,635        4,969
Stoney Brook             579     3,879        4,458        945          3,513          750
Sun Grove                659     3,839        4,498        387          4,111          (B)
Sun Katcher              578     6,484        7,062         56          7,006          (A)
Sun Valley             1,306     7,666        8,972        768          8,204        5,742
Sunbury Downs            565     4,391        4,956        799          4,157        2,950
Sunchase-Clearwater    2,177    20,239       22,416      1,140         21,276       17,994
Sunchase-East            927     8,741        9,668        758          8,910        9,443
Sunchase-North         1,013     9,494       10,507        823          9,684       12,666
Sunchase-Tampa           757     7,373        8,130        633          7,497        7,571
Swiss Village          1,011    11,323       12,334      5,195          7,139        6,880
Timbermill               778     5,135        5,913        208          5,705          (A)
Township at Highlands  1,058    11,169       12,227      1,750         10,477        9,165
Villa Ladera           1,764    10,470       12,234        423         11,811        5,781
Village Creek          2,446    14,523       16,969      1,422         15,547          (B)
Walnut Springs           851     8,076        8,927      2,182          6,745        6,730
Waterford                533     5,699        6,232      1,358          4,874        4,871
Williams Cove          1,227     7,267        8,494        739          7,755        4,025
Woodhill               1,578    13,199       14,777      4,240         10,537        9,605
Woodland Ridge         1,021     4,507        5,528      1,445          4,083        3,580
Woodlands-Odessa         676     4,043        4,719        403          4,316          (B)
Woodlands-Tyler        1,030     6,051        7,081        611          6,470        3,653
                    ----------------------------------------------------------------------
  Sub-total          115,249   746,822      862,071    120,077        741,994      463,795
                    ----------------------------------------------------------------------
Properties under development or held for development:

Fairways III land      2,303       369        2,672                     2,672
Villa Ladera land        479       -            479                       479
                    ----------------------------------------------------------------------
  Total             $118,031  $747,191     $865,222   $120,077       $745,145      463,795
                    ----------------------------------------------------------------------
                    ----------------------------------------------------------------------

(A)  Pledged as security for the Credit Facility.
(B)  Pledges as additional colleratal for secured tax-exempt financing.
_______________

See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                    Real Estate and Accumulated Depreciation
               For the Years ended December 31, 1996 and 1995 and
         For the Period January 10, 1994 (Inception) through December 31, 1994
                                 (In Thousands)


              REAL ESTATE                             1996         1995         1994
                                                    --------     --------     --------
              Balance at beginning of period        $477,162     $406,067     $      -
              Additions during the period:
                Real estate acquisitions and
                 AIMCO Predecessor's historical
                 cost                                388,574       63,351      402,847
                Additions                             17,993        7,744        1,482
                Dispositions                         (18,507)           -            -
                                                    --------     --------     --------
              Balance at end of period              $865,222     $477,162      404,329
                                                    --------     --------     --------
                                                    --------     --------     --------

              ACCUMULATED DEPRECIATION
              Balance at beginning of period        $ 28,737     $ 13,699      $     -
              Additions during the period:
                AIMCO Predecessor's historical
                 cost                                      -            -        8,972
                Depreciation                          19,556       15,038        4,727
                Additions                             73,189            -            -
                Dispositions                          (1,405)           -            -
                                                    --------     --------     --------
              Balance at end of period              $120,077     $ 28,737     $ 13,699
                                                    --------     --------     --------
                                                    --------     --------     --------

          The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 was $880,558, or $15,336
          more than the book basis and $454,998, or $22,164, less than the book basis, respectively.










         See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                        Report of Independent Auditors


Owners of the
AIMCO Predecessors

We have audited the accompanying combined balance sheet of the AIMCO Predecessors (as defined in Note 1), as of July 28, 1994, and the related combined statements of operations, owners' deficit and cash flows for the period January 1, 1994 through July 28, 1994. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the AIMCO Predecessors' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the AIMCO Predecessors at July 28, 1994, and the combined results of its operations and its cash flows for the period January 1, 1994 through July 28, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related combined financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                            ERNST & YOUNG LLP


Dallas, Texas
January 20, 1995

                              AIMCO PREDECESSORS
                            Combined Balance Sheet
                                (In Thousands)



                                                                      July 28,
                                                                        1994
                                                                      -------
                 ASSETS

MULTIFAMILY PROPERTIES - net of
  accumulated depreciation of $14,230 - Note 3                        $33,270
CASH AND CASH EQUIVALENTS                                               1,531
RESTRICTED CASH                                                           343
ACCOUNTS RECEIVABLE - TENANTS AND
  OTHER - Note 4                                                        1,089
NOTES AND ADVANCES RECEIVABLE -
  AFFILIATES - Note 5                                                       -
REINSURANCE BALANCES
  RECEIVABLE - Note 9                                                     723
FUNDS WITHHELD - Note 9                                                    40
INVESTMENTS - Note 6                                                      697
PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $966                                        285
INTANGIBLE ASSETS - net of accumulated
  amortization of $91                                                     181
PREPAID EXPENSES                                                          156
OTHER ASSETS                                                              727
                                                                      -------
                                                                      $39,042
                                                                      -------
                                                                      -------

      LIABILITIES AND OWNERS' DEFICIT

NOTES PAYABLE - Note 7                                                $ 3,077
MORTGAGES PAYABLE - Note 8                                             37,796
RESIDENT SECURITY DEPOSITS AND
  PREPAID RENT                                                            333
ACCOUNTS PAYABLE AND ACCRUED
  EXPENSES - Note 10                                                    2,955
ACCRUED INTEREST PAYABLE                                                2,768
REINSURANCE BALANCES PAYABLE                                              244
RESERVE FOR OUTSTANDING LOSSES AND LOSS-
  RELATED EXPENSES                                                        647
UNEARNED PREMIUMS                                                         567
                                                                      -------
                                                                       48,387
                                                                      -------
COMMITMENTS AND CONTINGENCIES - Note 9                                      -
OWNER'S DEFICIT                                                        (9,345)
                                                                      -------
                                                                      $39,042
                                                                      -------
                                                                      -------



See accompanying notes to combined financial statements.

                              AIMCO PREDECESSORS

                       Combined Statements of Operations
                                (In Thousands)

                                                         FOR THE PERIOD
                                                     JANUARY 1, 1994 THROUGH
                                                         JULY 28, 1994
                                                     -----------------------
RENTAL PROPERTY OPERATIONS
  Rental and other property revenue                         $ 5,805
  Property operating expenses                                 2,263
                                                            -------
                                                              3,542
  Depreciation and amortization                              (1,151)
                                                            -------
                                                              2,391
                                                            -------

PROPERTY MANAGEMENT BUSINESS
  Residential management                                      3,286
  Commercial management and brokerage                         1,700
  Brokerage                                                     296
  Insurance Operations                                          426
  Other income                                                  825
                                                            -------
                                                              6,533
                                                            -------

  Employee compensation and expenses                          4,000
  General and administrative                                  1,197
  Depreciation and amortization                                 146
  Insurance Operations                                          626
  Owner and seller bonuses                                      204
                                                            -------
                                                              6,173
                                                            -------

                                                                360
                                                            -------

INTEREST EXPENSE                                             (4,214)
                                                            -------

LOSS BEFORE EXTRAORDINARY
ITEM AND INCOME TAXES                                        (1,463)
Provision for income taxes                                      (36)
                                                            -------

NET LOSS                                                    $(1,499)
                                                            -------
                                                            -------





See accompanying notes to combined financial statements.

                              AIMCO PREDECESSORS

                     Combined Statements of Owners' Deficit
                                (In Thousands)

                                                               PAM
                                                            PROPERTIES
                            COMMON    PAID-IN     OWNERS'     OWNERS'
                             STOCK    CAPITAL    DEFICIT     DEFICIT      TOTAL
                            ------    -------    -------     -------     -------
Balance January 1, 1994      $120       $316     $(1,001)    $(6,991)    $(7,556)
  Net income (loss)             -          -      (1,499)          -      (1,499)
  Contributions                 -          -           -         887         887
  Distributions                 -          -        (278)       (899)     (1,177)
                            ------    -------    -------     -------     -------
Balance July 28, 1994        $120       $316     $(2,778)    $(7,003)    $(9,345)
                            ------    -------    -------     -------     -------
                            ------    -------    -------     -------     -------




See accompanying notes to condensed combined financial statements.

                               AIMCO PREDECESSORS
                        Combined Statements of Cash Flow
                                 (In Thousands)

                                                                     FOR THE PERIOD
                                                                     JANUARY 1, 1994
                                                                         THROUGH
                                                                           1994
                                                                     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(1,499)
                                                                        -------
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation and Amortization                                       1,297
      Changes in operating assets and liabilities
        Net disbursements from impound accounts                             205
        Increase in accounts receivable-tenants and other                  (644)
        (Increase) decrease in reinsurance balances receivable             (300)
        Decrease (increase) in funds withheld                               661
        Decrease (increase) in prepaid expenses and other assets             24
        Increase (decrease) in reserve for outstanding losses
          and loss related expenses                                         189
        Increase (decrease) in unearned premiums                            251
        (Decrease) increase in resident security deposits
          and prepaid rent                                                  (77)
        Increase (decrease) in accounts payable and
          accrued expenses                                                  921
        (Decrease) increase in taxes payable                               (163)
        Increase in accrued interest payable                              1,788
        Increase in reinsurance balances payable                             25
                                                                        -------
                 Total Adjustments                                        4,177
                                                                        -------
                 Net cash provided by operating activities                2,678
                                                                        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (707)
  Decrease in notes receivable-affiliates                                   120
  (Increase) decrease in investments, net                                  (337)
                                                                        -------
                 Net cash used in by financing activities                  (924)
                                                                        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of mortgages and other notes payable                        (1,020)
  Contributions from owners                                                 887
  Distribution to owners                                                   (899)
                                                                        -------
  Net cash (used in) provided by financing activities                    (1,032)
                                                                        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        722

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              809
                                                                        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 1,531
                                                                        -------
                                                                        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during period of interest                             $ 2,383
                                                                        -------
                                                                        -------



See accompanying notes to combined financial statements.

                               AIMCO PREDECESSORS

                    Notes to Combined Financial Statements

                                 July 28, 1994


NOTE 1 - ORGANIZATION

         Property Asset Management, L.L.C., Limited Liability Company ("PAM"), certain limited liability companies related to PAM, PAM Consolidated Assurance Company ("PCA") (collectively, the "PAM Companies"), PDI Realty Enterprises, Inc. and certain related limited partnerships and limited liability companies that have general partners or shareholders affiliated with the PAM Companies (together, the "AIMCO Predecessors") were engaged in providing property management services for apartment properties, commercial real estate brokerage services, workers' compensation and excess employer liability reinsurance, asset management for apartment and commercial properties and the ownership of four apartment properties. Apartment Investment and Management Company (the "Company") was formed to continue and expand the property management and related businesses of the AIMCO Predecessors.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying combined financial statements reflect the financial position and results of operations for the AIMCO Predecessors for the period from January 1, 1994 through July 28, 1994, the date of the completion of the business combination with the Company.


         PRINCIPLES OF COMBINATION

         The financial statements include the accounts of the AIMCO Predecessors. The financial statements have been presented on a combined basis because, in conjunction with the Company's initial public offering on July 29, 1994, the entities were included in a business combination with the Company. The owners of the AIMCO Predecessors transferred their property management and related businesses and certain of their interests in real estate to AIMCO Properties, L.P., an operating partnership (the "Operating Partnership") for which the Company's wholly owned subsidiary is the sole general partner. Concurrent with the transfer, certain owners of the AIMCO Predecessors received units of limited partnership interest in the Operating Partnership ("OP Units").

         All significant intercompany balances and transactions have been eliminated in combination.


         MULTIFAMILY PROPERTIES, PROPERTY AND EQUIPMENT AND DEPRECIATION

         Multifamily properties are recorded at cost less accumulated depreciation. Property and equipment is stated at cost.

         For multifamily properties, depreciation is calculated on the straight-line method based on a 25-year life for buildings and five to ten year lives for furniture and fixtures. Apartment turnover costs and ordinary repairs and maintenance are expensed as incurred. Replacements and betterments that extend the useful life of the assets are capitalized and depreciated over their estimated useful lives.

         Property and equipment is depreciated over the estimated useful lives of the related assets, ranging from two to seven years, using various accelerated methods.

                               AIMCO PREDECESSORS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.


         RESTRICTED CASH

         Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, and tenant security deposits.


         REINSURANCE

         To reduce the potential adverse effects of significant workers' compensation claims, PCA has ceded the potential exposure of excess layers of coverage to an unrelated insurance provider. No claims have reached this excess layer and, accordingly, no recoveries from reinsurers are provided for in the combined balance sheet.
         Reinsurance does not relieve PCA of the liabilities under the original policies. However, in the opinion of management, PCA's reinsurer is financially capable, and any potential future expenses from nonpayment are unlikely.


         FUNDS WITHHELD

         Funds withheld represent amounts on deposit with ceding insurance companies as security for PCA's reinsurance obligations.


         INVESTMENTS

         Investments include holdings in a fixed income fund administered in Bermuda, which are carried at quoted market values with unrealized gains recognized in owners' deficit.

                               AIMCO PREDECESSORS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         INTANGIBLE ASSETS

         Intangible assets consist of organization costs, loan procurement costs and allocated costs of purchasing other property management businesses, including non-compete agreements, property management contracts, goodwill, trade names and other acquisition costs. These costs are amortized on a straight-line basis over their contractual and estimated useful lives ranging from one to five years.


         DEFERRED FINANCING COSTS

         Fees and costs incurred in obtaining long-term financing are included in other assets and such costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related loan agreements.


         RESERVE FOR OUTSTANDING LOSSES AND LOSS-RELATED EXPENSES

         The reserve for outstanding losses and loss-related expenses and the provision for losses and loss-related expenses included in insurance operations include estimates for insurance losses incurred but not reported, as well as losses pending settlement. Reserves are based on management's estimates, loss adjusters' evaluations and actuarial determinations and are believed to be adequate.


         REVENUE RECOGNITION

         The apartment properties have operating leases with terms generally of one year or less and rental revenues associated with these leases are recognized when earned. Fees for the property management business and other income are recognized when earned. Reinsurance premiums written are earned on a monthly pro rata basis over the terms of the policies.


         INCOME TAXES

         The provision for income taxes is recorded for the combined corporations. Income from the limited liability companies and limited partnerships is recorded on the separate tax returns of the membership unit holders and individual partners and accordingly, no provision for their income taxes has been recorded.

         Deferred taxes of $395,000 are the result of expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.


         COMMON STOCK SHARES AND EARNINGS PER SHARE

         The number of common stock shares issued and outstanding and per share data is not relevant since the financial statements are a presentation of the combined operations of various corporations, limited liability companies and limited partnerships.

                               AIMCO PREDECESSORS

NOTE 3 - MULTIFAMILY PROPERTIES

         Multifamily properties are summarized as follows (in thousands):


                                                   JULY 28, 1994
                                                   -------------
         Land                                        $  5,703
         Buildings and improvements                    37,669
         Furniture, fixtures and equipment              4,128
                                                     --------
                                                       47,500

         Accumulated depreciation                     (14,230)
                                                     --------
                                                     $ 33,270
                                                     --------
                                                     --------


NOTE 4 - ACCOUNTS RECEIVABLE - TENANTS AND OTHER

         Accounts receivable - tenants and other at July 28, 1994 included approximately $700,000 of costs advanced to the Company in conjunction with its initial public offering. These costs were repaid following the completion of the offering.


NOTE 5 - NOTES AND ADVANCES RECEIVABLE - AFFILIATES

         Notes and advances receivable from affiliates are due on demand and interest is charged at rates ranging from 6% to 9% per year.

         Notes and advances receivable from affiliates of $278,000 were distributed to owners, and $120,000 was repaid, prior to the transfer of the businesses to the Company.


NOTE 6 - INVESTMENTS

         Investments at July 28, 1994 are comprised of fixed income fund balances of $697,000.


NOTE 7 - NOTES PAYABLE

         Notes payable bear interest at rates ranging from 4% to prime plus 1%, and have maturities ranging from March 1994 to October 1996. All of the notes payable were repaid upon the completion of the Company's initial public offering.

                               AIMCO PREDECESSORS

NOTE 8  - MORTGAGES PAYABLE

          A mortgage note payable, secured by a first trust deed, to a mortgage company of $6,380,000 was assumed by the Company. Interest at 9.25% and principal is paid in monthly installments of $53,000, with the remaining balance due June 1999. All other mortgages payable, secured by first and second trust deeds and mortgages, having maturities from April 1994 to June 2000, with fixed and variable interest rates, were repaid upon the completion of the Company's initial public offering.


NOTE 9  - COMMITMENTS AND CONTINGENCIES


          REINSURANCE BALANCES RECEIVABLE AND FUNDS WITHHELD

          There is a dispute with National Union Fire Insurance Company regarding March 1991 to February 1992 insurance risks which were subsequently reinsured by PCA. Reinsurance balances receivable and funds withheld includes $213,000 relating to this dispute.

          The Company became a party to this dispute in conjunction with the business combination.


          LETTER OF CREDIT

          PAM pledged $220,000 of its holdings in a fixed income fund to collateralize a $200,000 letter of credit securing the payment of outstanding losses and loss-related expenses relating to the reinsurance business.


          LITIGATION

          PAM is involved in various litigation arising in the ordinary course of business. Management does not believe that these actions will have a material adverse effect on the Company.


NOTE 10 - RELATED PARTY TRANSACTIONS

          The AIMCO Predecessors provided property management, consulting and accounting services to affiliated companies and recorded fees of $266,000 for the period ended July 28, 1994.

          The parent company of PAM provides loss consulting services to PCA for $8,000 per month. These fees are included in owner and seller bonuses.

          Seller bonuses represent performance compensation to sellers of property management and brokerage operations acquired by PAM.

          Accounts payable and accrued expenses include $220,000 due to certain owners and officers of PAM relating to deferred compensation.

                               AIMCO PREDECESSORS

NOTE 11 - EMPLOYEE BENEFIT PLAN

          The PAM Companies participated in a 401(k) defined-contribution employee savings plan. Employees who had completed one year of service were eligible to participate. The PAM Companies matched 50% of the participant's contributions to the plan up to a maximum of 2% of the participant's prior year compensation. Expenses under the plan are not material. This 401(k) plan was continued in conjunction with the business combination.


NOTE 12 - STATUTORY CAPITAL AND SURPLUS

          PCA is registered under the Bermuda Insurance Act of 1978 and Related Regulations (the "Act") and is required to comply with various provisions of the Act regarding solvency and liquidity. Actual statutory capital was and continues to be in excess of the minimum statutory capital and surplus requirement.

                                  AIMCO PREDECESSORS
                                     SCHEDULE III
                 REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                 AS OF JULY 28, 1994
                                    (IN THOUSANDS)

PROPERTY NAME   LOCATION            NUMBER OF    LAND    BUILDINGS AND   IMPROVEMENTS     CARRYING    LAND    BUILDING AND    TOTAL
-------------   --------              UNITS      ----    IMPROVEMENTS    ------------      COSTS      ----    IMPROVEMENTS   -------
                                    ---------            -------------                    --------             TOTAL COST
                                                    INITIAL COST             COST CAPITALIZED                 ------------
                                                    ------------         SUBSEQUENT TO ACQUISITION
                                                                         -------------------------
Bluffs          Boulder, CO            232      $  696      $ 6,102         $1,661            -      $  696      $ 7,763     $ 8,459
Meadowcreek     Boulder, CO            332         821        6,328          2,639            -         821        8,967       9,788
Coral Gardens   Las Vegas, NV          670       3,190       11,775            602            -       3,190       12,377      15,567
Brandywine      St. Petersburg, FL     477         996       11,444          1,246            -         996       12,690      13,686
                                     -----      ------      -------         ------          -----    ------      -------     -------
                                     1,711      $5,703      $35,649         $6,148            -      $5,703      $41,797     $47,500
                                     -----      ------      -------         ------          -----    ------      -------     -------
                                     -----      ------      -------         ------          -----    ------      -------     -------


PROPERTY NAME   ACCUMULATED    ENCUMBRANCES       YEAR          DATE       DEPRECIABLE
-------------   DEPRECIATION   ------------      BUILT        ACQUIRED         LIFE
                ------------                  ------------   -----------   ------------
Bluffs            $ 3,675         $ 6,387         1971       Sept. 1983    5 - 25 years
Meadowcreek         3,788           5,987         1972       June 1985     5 - 25 years
Coral Gardens         777          14,930         1983       June 1993     5 - 25 years
Brandywine          5,990          10,492         1971       April 1983    5 - 25 years
                  -------         -------
                  $14,230         $37,796
                  -------         -------
                  -------         -------


A summary of activity of real estate assets and accumulated depreciation is as follows:

                                                          JULY 28,
                                                            1994
                                                          -------
                           REAL ESTATE ASSETS
                           ------------------
              Balance at beginning of period............. $46,819
              Improvements...............................     681
              Acquisition of building and improvements...       -
              Balance at end of period................... $47,500
                                                          -------
                                                          -------

                                                          JULY 28,
                                                            1994
                                                          -------
                        ACCUMULATED DEPRECIATION
                        ------------------------
              Balance at beginning of period............. $13,118
              Depreciation expense.......................   1,112
                                                          -------
              Balance at end of period................... $14,230
                                                          -------
                                                          -------


See report of independent auditors and accompanying notes to combined financial statements.