Form 10-Q
period 1997-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-05-15
CIK 922864

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1997
                               --------------------------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to _____________________

Commission File Number 1-13232

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Maryland                                84-1259577
 --------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado            80222-4348
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (303) 757-8101
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                                Not applicable
             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---      ---

The number of shares of Class A Common Stock outstanding as of April 30, 1997:
17,597,768

The number of shares of Class B Common Stock outstanding as of April 30, 1997:
325,000

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION                                               PAGE
                                                                              ----
     Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996                                    3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1997 and 1996 (unaudited)                            4


          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and 1996 (unaudited)                            5

          Notes to Consolidated Financial Statements
          (unaudited)                                                          7


     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      12

PART II.  OTHER INFORMATION

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk     18

     Item 4.   Submission of Matters to a Vote of Security Holders            18

     Item 6.   Exhibits and Reports on Form 8-K                               19

     Signatures                                                               21

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                             March 31,   December 31,
                                                                               1997         1996
                                                                            -----------  ------------
                                                                            (Unaudited)
                                    ASSETS
REAL ESTATE - net of accumulated depreciation of
 $127,532 and $120,077                                                       $742,399     $745,145

CASH AND CASH EQUIVALENTS                                                      11,531       13,170

RESTRICTED CASH                                                                10,423       15,831

ACCOUNTS RECEIVABLE                                                             5,313        4,344

DEFERRED FINANCING COSTS                                                       10,576       11,053

OTHER ASSETS                                                                   35,987       45,270
                                                                             --------     --------
                                                                             $816,229     $834,813
                                                                             --------     --------
                                                                             --------     --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

SECURED NOTES PAYABLE                                                        $240,935     $242,110

SECURED SHORT-TERM FINANCING                                                  140,487      192,039

SECURED TAX-EXEMPT BOND FINANCING                                              75,151       75,497

UNSECURED SHORT-TERM FINANCING                                                    -         12,500

ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES                                14,248       16,299

RESIDENT SECURITY DEPOSITS AND PREPAID RENTS                                    4,623        4,316
                                                                             --------     --------
                                                                              475,444      542,761
                                                                             --------     --------
COMMITMENTS AND CONTINGENCIES                                                     -            -

MINORITY INTERESTS IN OTHER PARTNERSHIPS                                        9,893       10,386

MINORITY INTEREST IN OPERATING PARTNERSHIP                                     50,045       58,777

STOCKHOLDERS' EQUITY
  Class A Common Stock, $.01 par value, 150,000,000 shares
     authorized, 17,587,036 and 14,980,441 shares issued and outstanding          176          150
  Class B Common Stock, $.01 par value, 425,000 shares authorized,
     325,000 shares issued and outstanding                                          3            3
  Non-voting preferred stock, $0.01 par value, 10,000,000
     authorized, none issued or outstanding                                    -            -
  Additional paid-in capital                                                  297,322      236,791
  Accumulated deficit                                                         (16,654)     (14,055)
                                                                             --------     --------
                                                                              280,847      222,889
                                                                             --------     --------
                                                                             $816,229     $834,813
                                                                             --------     --------
                                                                             --------     --------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                         Three Months Ended  Three Months Ended
                                                           March 31, 1997      March 31, 1996
                                                         ------------------  ------------------
                                                                                 (Restated)
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                          $     38,040        $     22,451
Property operating expenses                                      (14,456)             (8,702)
Owned property management expense                                 (1,321)               (662)
                                                            ------------        ------------
Income from property operations before
  depreciation                                                    22,263              13,087
Depreciation                                                      (7,455)             (4,470)
                                                            ------------        ------------
Income from rental property operations                            14,808               8,617
                                                            ------------        ------------
SERVICE COMPANY BUSINESS
Management fees and other income                                   2,444               1,848
Management and other expenses                                     (1,420)             (1,260)
Corporate overhead allocation                                       (147)               (149)
Management company goodwill amortization                            (237)               (114)
Depreciation and amortization                                        (88)                (48)
                                                            ------------        ------------
                                                                     552                 277
Minority interests in service company business                        (1)                 14
                                                            ------------        ------------
Company's share of income from service company business              551                 291
                                                            ------------        ------------
GENERAL AND ADMINISTRATIVE EXPENSES                                 (351)               (323)
INTEREST EXPENSE                                                  (9,452)             (5,395)
INTEREST INCOME                                                      507                 114
MINORITY INTERESTS IN OTHER PARTNERSHIPS                            (369)                 -
                                                            ------------        ------------
INCOME BEFORE MINORITY INTEREST IN OPERATING
  PARTNERSHIP AND EXTRAORDINARY ITEM                               5,694               3,304

MINORITY INTEREST IN OPERATING PARTNERSHIP                          (841)               (494)
                                                            ------------        ------------
INCOME BEFORE EXTRAORDINARY ITEM                                   4,853               2,810

EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF
  DEBT, NET OF MINORITY INTEREST                                    (269)                 -
                                                            ------------        ------------
NET INCOME                                                  $      4,584        $      2,810
                                                            ------------        ------------
                                                            ------------        ------------
NET INCOME PER COMMON SHARE AND COMMON SHARE:
  EQUIVALENT:
    Income before extraordinary item                        $       0.29        $       0.24
    Extraordinary item                                             (0.01)                 -
                                                            ------------        ------------
    Net income                                              $       0.28        $       0.24
                                                            ------------        ------------
                                                            ------------        ------------
DIVIDENDS PAID PER COMMON SHARE                             $       0.46        $       0.43
                                                            ------------        ------------
                                                            ------------        ------------
WEIGHTED AVERAGE SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING                                         16,586              11,860
                                                            ------------        ------------
                                                            ------------        ------------


See accompanying notes to consolidated financial statements.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In Thousands)
                               (Unaudited)

                                                                 Three Months  Three Months
                                                                     Ended        Ended
                                                                   March 31,     March 31,
                                                                     1997          1996
                                                                   --------      --------
                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $  4,584       $ 2,810
                                                                   --------      --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     8,405         4,632
    Minority interest in Operating Partnership                          841           494
    Minority interests in other partnerships                            369           -
    Changes in operating assets, (increase) decrease in:
      Restricted cash                                                 5,408          (249)
      Accounts receivable                                              (969)         (443)
      Accounts receivable from affiliates                                 -           205
      Other assets                                                    9,082           (52)
    Changes in operating liabilities, increase (decrease) in:
      Accounts payable, accrued and other liabilities                (2,051)         (752)
      Resident security deposits and prepaid rents                      307           124
                                                                   --------      --------
        Total adjustments                                            21,392         3,959
                                                                   --------      --------
        Net cash provided by operating activities                    25,976         6,769
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate                                              (628)       (6,711)
  Capital replacements                                                 (986)         (827)
  Initial capital expenditures                                         (973)         (261)
  Construction in progress and capital enhancements                  (2,122)       (1,437)
  Purchase of office equipment and leasehold improvements              (294)         (114)
                                                                   --------      --------
        Net cash used in investing activities                        (5,003)       (9,350)
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of Class A Common Stock,
   net of underwriting and offering costs                            51,463           (51)
  Principal repayments on secured short-term financing              (30,752)          -
  Principal repayments on unsecured short-term financing            (12,500)          -
  Net (paydowns) borrowings on Credit Facility                      (20,800)        8,500
  Principal paydowns on secured notes payable                        (1,175)         (926)
  Proceeds from secured notes payable borrowings                        -              56
  Principal paydowns on secured tax-exempt bond financing              (346)          -
  Payment of loan costs                                                (148)         (118)
  Payment of common stock dividends                                  (7,183)       (5,037)
  Payment of distributions to minority interest in
   Operating Partnership                                             (1,171)         (824)
                                                                   --------      --------
        Net cash (used in) provided by financing activities         (22,612)        1,600
                                                                   --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,639)         (981)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     13,170         2,379
                                                                   --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 11,531      $  1,398
                                                                   --------      --------
                                                                   --------      --------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      Consolidated Statements of Cash Flow
          (In Thousands Except Share and Operating Partnership Unit Data)

NON CASH INVESTING AND FINANCING ACTIVITIES

REDEMPTION OF OP UNITS

During the three months ended March 31, 1997, 543,794 Operating Partnership units with a recorded value of $8,431 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PURCHASE OF REAL ESTATE

In January 1996, the Company assumed $18,920 of notes payable secured by first and second deeds of trust and issued 82,703 Operating Partnership units with a recorded value of $1,530 in connection with the purchase of real estate.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                  Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Unaudited)

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

          At March 31, 1997, the Company had 17,587,036 shares of Class A Common Stock outstanding and the Operating Partnership had 2,858,046 Operating Partnership units ("OP Units") outstanding, for a combined total of 20,445,082 shares and OP Units. The Company held an 86% interest in the Operating Partnership as of March 31, 1997.

          At March 31, 1997, the Company owned or controlled 23,764 apartment units in 94 properties and managed an additional 17,731 apartment units in 131 properties for third party owners and affiliates, bringing the total managed portfolio to 41,495 apartment units in 225 properties located in the sunbelt regions of the United States.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of AIMCO, the Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships.

          The accompanying unaudited consolidated financial statements of the Company as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
            Notes to Consolidated Financial Statements (continued)

NOTE 2 -  BASIS OF PRESENTATION (CONTINUED)

          In the second quarter of 1996, the Company adopted Emerging Issues Task Force (EITF) Number 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". The Company reports the operations of the service company business on a consolidated basis after the adoption of EITF 95-6. Prior to the issuance of EITF 95-6, the Company reported the service company business on the equity method. The adoption of EITF 95-6 has no impact on net income, but does increase third party and affiliate management and other income, management and other expenses, amortization of management company goodwill and depreciation of non-real estate assets. The Company has restated the statement of income and statement of cash flows for the three months ended March 31, 1996 to reflect the retroactive application of the change.

NOTE 3 -  OTHER ASSETS

          In March 1997, certain executive officers of the Company (or entities controlled by them) repaid $11.4 million of their $16.9 million in notes payable to the Company executed for the purchase in 1996 of 814,500 shares of Class A Common Stock by these executive officers.

NOTE 4 -  SECURED SHORT-TERM FINANCING

          In February 1997, the Company repaid floating rate indebtedness of $25,615,000 and borrowings on the variable rate revolving credit facility with Bank of America (the "Credit Facility") of $8,500,000 with proceeds from a public offering of shares of Class A Common Stock (see Note 6). In addition, the Company used $5,074,000 of restricted cash which was held in escrow at December 31, 1996 to repay indebtedness assumed in connection with the acquisition of the Chesapeake Apartments in December 1996.

          In March 1997, the Company paid down the Credit Facility by $12,300,000 with funds received in connection with the repayment of notes due to the Company (see Note 3).

          In March 1997, the Company entered into an interest rate swap agreement having a notional principal amount of $100,000,000, in anticipation of financing certain floating rate indebtedness, which will be incurred upon the completion of upcoming real estate acquisitions, on a long term basis in the third quarter of 1997. The interest rate swap agreement matures on September 25, 1997 and fixed the twelve year treasury rate at 6.94%. Based on the fair value at March 31, 1997, the Company had a liability of approximately $89,000.

NOTE 5 -  UNSECURED SHORT-TERM FINANCING

          The Company repaid in full $12,500,000 incurred in connection with the purchase in 1996 of interests in limited partnerships with proceeds from a public offering completed in February 1997 of shares of Class A Common Stock (see Note 6).

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                Notes to Consolidated Financial Statements (continued)

NOTE 6 -  COMPLETION OF PUBLIC OFFERING

          In February 1997, the Company completed a public offering of 2,015,000 shares of Class A Common Stock (including 15,000 shares subject to the underwriter's overallotment option) at a public offering price of $26.75 per share. The net proceeds of approximately $51 million were used to repay a portion of the Company's indebtedness incurred in acquisitions completed in November and December 1996 (see Notes 4, 5).

NOTE 7 -  EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of SFAS 128 will not have a material effect on earnings per share of the Company.

NOTE 8 -  NHP ACQUISITION

          Pursuant to a Letter Agreement executed on February 19, 1997, AIMCO entered into an Agreement and Plan of Merger, dated as of April 21, 1997 (the "Merger Agreement"), with NHP Incorporated, a Delaware Corporation ("NHP"), and AIMCO/NHP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AIMCO ("Merger Sub"), pursuant to which Merger Sub will be merged with and into NHP (the "Merger"). In the Merger, holders of common stock, par value $.01 per share ("NHP Common Stock"), of NHP may elect to receive, for each share, either (i) 0.74766 shares of AIMCO Class A Common Stock, or
          (ii) a combination of 0.37383 shares of AIMCO Common Stock and $10 in cash. NHP has indicated that, as of March 7, 1997, 12,652,439 shares of NHP Common Stock were issued and outstanding (excluding options).

          The Merger Agreement also provides for NHP to distribute rights ("Rights") to its stockholders that will entitle them to receive shares of NHP Financial Services, Ltd.; a Delaware corporation ("NHP Financial"), NHP's commercial mortgage banking subsidiary, upon the effectiveness of the Merger or on December 1, 1997 if the Merger has not yet occurred. The Merger is conditioned on, among other things, the approval of the stockholders of AIMCO and NHP (excluding AIMCO) and certain governmental approvals.

          Pursuant to the Letter Agreement executed on February 19, 1997, AIMCO entered into a Stock Purchase Agreement, dated as of April 16, 1997 (the "Stock Purchase Agreement"), with Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), an affiliate of Harvard Private Capital Group, Inc., and Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), providing for AIMCO to acquire approximately 6.9 million shares of NHP Common Stock from Demeter and Capricorn. On May 5, 1997, pursuant to the Stock Purchase Agreement, the Company acquired approximately 6.5 million shares of NHP Common Stock for an aggregate purchase price of $132.6 million, consisting of $72.6 million in cash and approximately 2.1 million shares of AIMCO Class A Common Stock. The Company is also obligated to deliver to the sellers the shares of NHP Financial that the Company will receive in respect of such shares of NHP Common Stock (or, under certain circumstances, $3.05 in cash per

                    APARTMENT INVESTMENT AND MANAGEMENT COMPANY
               Notes to Consolidated Financial Statements (continued)

NOTE 8 -  NHP ACQUISITION (CONTINUED)

          share of NHP Common Stock acquired). The cash payment of the purchase price was financed with short term, floating rate indebtedness incurred by a subsidiary and guaranteed by AIMCO. The shares of NHP Common Stock acquired by the Company represent approximately 51% of the outstanding shares of NHP Common Stock. The Stock Purchase Agreement also provides for the purchase by the Company of an additional, approximately 430,000 shares of NHP Common Stock.

          AIMCO is continuing to negotiate the terms of a definitive agreement with Demeter, Capricorn, Phemus Corporation, a Massachusetts corporation and an affiliate of Demeter, and J. Roderick Heller, President and Chief Executive Officer of NHP, relating to the acquisition of certain entities formerly owned by NHP that own direct and indirect interests in partnerships that own conventional and affordable multifamily apartment properties managed primarily by NHP, along with a captive insurance subsidiary and certain related assets (collectively, the "NHP Real Estate Companies"). In connection with the Merger Agreement, NHP has agreed to waive its right of first refusal to purchase the NHP Real Estate Companies, effective May 3, 1997, provided that such an agreement is entered into on satisfactory terms no later that May 31, 1997.

NOTE 9 -  SUBSEQUENT EVENTS

          PURCHASE OF THE BAY CLUB APARTMENTS

          In April 1997, the Company purchased The Bay Club in Aventura ("Bay Club"), a 702-unit luxury high rise apartment community located in Aventura, Florida and 3.5 acres of vacant land adjacent to Bay Club. The purchase price is $71 million, which includes the assumption of $49 million of existing mortgage indebtedness that bears interest at approximately 8.0% per annum and matures in November 2001. The purchase price includes estimated closing costs and approximately $0.3 million for initial capital expenditures at the property.

          COMPLETION OF REFINANCING

          In April 1997, 23 partnerships controlled by the Company borrowed an aggregate of $108 million from an institutional lender on a fully amortizing, fixed rate basis with a term of 20 years. The loans have a weighted average effective interest rate of 7.6% per year. The loans are secured by 27 multifamily apartment properties owned by such partnerships. The net proceeds of the borrowings, and $29 million from additional borrowings under the Company's Credit Facility, were used to repay approximately $137 million of secured, short term debt. In March and April 1997, the two interest rate swap agreements entered into in 1996, each having a notional principal amount of $50 million, matured resulting in a gain totaling $3.4 million. This gain will be deferred and amortized over the life of the $108 million indebtedness as a reduction to interest expense.

          DIVIDEND DECLARED

          On April 23, 1997, the Board of Directors declared a cash dividend of $0.4625 per share of Class A Common Stock for the quarter ended March 31, 1997, payable on May 15, 1997 to stockholders of record on May 8, 1997.

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                 Notes to Consolidated Financial Statements (continued)

NOTE 9 -  SUBSEQUENT EVENTS (CONTINUED)

          SALE OF COMMON STOCK

          In May 1997, AIMCO sold 1.9 million shares of AIMCO Class A Common Stock at a price of $28.00 per share in a public offering. The net proceeds of approximately $52 million were used to repay the indebtedness then outstanding under the Company's Credit Facility.

          In May 1997, AIMCO sold 400,000 shares of AIMCO Class A Common Stock at $27.50 per share in a public offering. The net proceeds of $11 million were used to provide working capital.

          SHELF REGISTRATION

          In April 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a "Shelf" Registration Statement to register for sale on a delayed or continuous basis up to $1 billion of debt and equity securities. The SEC has not yet declared the Registration Statement effective.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a real estate investment trust with headquarters in Denver, Colorado which holds a geographically diversified portfolio of apartments, primarily serving the middle market. As of March 31, 1997, the Company owned or controlled 23,764 apartment units in 94 multifamily apartment properties (the "Owned Properties"). In addition to its Owned Properties, the Company managed 17,731 apartment units in 131 properties for third parties and affiliates, bringing the total managed portfolio to 41,495 apartment units in 225 multifamily apartment properties located in the sunbelt regions of the United States.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

The Company recognized net income of $4,584,000 for the three months ended March 31, 1997 compared to $2,810,000 for the three months ended March 31, 1996. The increase in net income of $1,774,000, or 63.1% was primarily the result of the acquisition of forty-one Owned Properties in 1996 offset by the sale of four properties sold in August 1996. The increase in net income is partially offset by increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisition of the Owned Properties in 1996. These factors are discussed in more detail in the following paragraphs.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $38,040,000 for the three months ended March 31, 1997 consisting of $21,001,000 for the 51 "same store" properties, $16,015,000 for the properties acquired in 1996 and $1,024,000 for two properties in lease up after completion of an expansion or renovation. Rental and other revenue for the 51 "same store" properties increased from $20,157,000 for the three months ended March 31, 1996 to $21,001,000 for the three months ended March 31, 1997, an increase of $844,000 or 4.2%. Average monthly rent per occupied unit for these 51 properties at March 31, 1997 and 1996 was $563 and $541, respectively, an increase of 4.1%. Weighted average physical occupancy for the 51 properties increased from 93.8% at March 31, 1996 to 94.5% at March 31, 1997, an 0.7% increase.

Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $14,456,000 for the three months ended March 31, 1997, consisting of $7,623,000 for the 51 "same store" properties, $6,431,000 for the 42 properties acquired in 1996 and $402,000 for the two properties in lease up. Operating expenses for the 51 properties totaled $7,623,000 for the three months ended March 31, 1997, compared to $7,626,000 for the same period in 1996, reflecting a $3,000 decrease in 1997.

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $1,321,000 for the three months ended March 31, 1997, consisting of $559,000 for the 51 "same store" properties, $731,000 for the properties purchased in 1996 and $31,000 for the properties in lease up. Owned property management expenses for the 51 properties totaled $559,000 for three months ended March 31, 1977, compared to $571,000 for the same period in 1996, reflecting a decrease of $12,000 in 1997.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $551,000 for the three months ended March 31, 1997 compared to $291,000 for the three months ended March 31, 1996. The increase is due to the acquisition by the Company of property management businesses in August and November 1996 offset by decreased commercial asset management revenues attributable to fewer assets under management and increased payroll costs.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE

Interest expense totaled $9,452,000 for the three months ended March 31, 1997 compared to $5,395,000 for the three months ended March 31, 1996. Interest expense, which includes amortization of deferred financing costs, for the three months ended March 31, 1997 increased by $4,057,000, or 75.2% from the three months ended March 31, 1996. The increase primarily consists of: (i) $3,153,000 of interest on secured short-term and long-term indebtedness incurred by partnerships in which the Company acquired a controlling interest in November and December 1996, (ii) $332,000 of increased interest due to increased borrowings outstanding under the Credit Facility resulting from the acquisitions completed in November and December 1996, (iii) $431,000 of interest expense on secured and unsecured, short-term indebtedness incurred in connection with other acquisitions in 1996, and (iv) $102,000 of increased interest on unsecured short-term indebtedness incurred in connection with the purchase of limited partnership interests in December 1996. During the three months ended March 31, 1997, the Company capitalized interest expense of $231,000 as a result of increased construction and renovation activities compared to $136,000 of interest expense which was capitalized during the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $11,531,000 in cash and cash equivalents and $10,423,000 of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands. The Company utilizes the Credit Facility for general corporate purposes and to fund investments on an interim basis. In January 1997, the interest rate on the Credit Facility was reduced to LIBOR plus 1.45%. The Credit Facility matures in August 1998 and subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. At March 31, 1997, $24,000,000 was borrowed under the Credit Facility.

During the three months ended March 31, 1997, the Company repaid $25.6 million of secured short-term indebtedness, $12.5 million of unsecured short-term indebtedness and $20.8 of the outstanding balance under the Credit Facility with proceeds from a public offering of AIMCO Class A Common Stock in February 1997 and funds received in connection with the repayment of notes due to the Company from certain executives officers of the Company (or entities controlled by them) related to their purchase of common stock of the Company.

In April 1997, 23 partnerships controlled by the Company borrowed an aggregate of $108 million from an institutional lender on a fully amortizing, fixed rate basis with a term of 20 years. The loans have a weighted average effective interest rate of 7.6% per year. The loans are secured by 27 multifamily apartment properties owned by such partnerships. The net proceeds of the borrowings, and $29 million from additional borrowings under the Company's Credit Facility, were used to repay approximately $137 million of secured, short term debt.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In May 1997, AIMCO sold 1.9 million shares of AIMCO Class A Common Stock at a public offering price of $28.00 per share. The net proceeds of approximately $52 million were used to repay indebtedness outstanding under the Company's Credit Facility. In addition, AIMCO sold 400,000 shares of AIMCO Class A Common Stock at $27.50 per share in a public offering. The net proceeds of $11 million were used to provide working capital.

In May 1997, the Company acquired approximately 51% of the outstanding shares of NHP Incorporated ("NHP") from Demeter Holdings Corporation ("Demeter"), an affiliate of Harvard Private Capital Group, Inc. and Capricorn Investors, L.P. ("Capricorn") for an aggregate purchase price of $132.6 million. The purchase price consisted of $72.6 million in cash and the issuance of approximately 2.14 million shares of AIMCO Class A Common Stock at $28 per share. The cash portion of the purchase price was financed with a floating rate, short term loan bearing interest at LIBOR plus 2.5%.

The proposed Merger with NHP will require the Company to pay up to $65 million in cash as consideration to NHP stockholders, and will require the Company to repay $72.6 million of indebtedness incurred to finance the purchase of shares of NHP Common Stock in May 1997. In addition, the proposed acquisition of the NHP Real Estate Companies would involve a cash consideration of up to $55 million.

The Company expects to meet its long-term liquidity requirements, including the proposed Merger with NHP and the proposed acquisition of the NHP Real Estate Companies, as well as property acquisitions and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured, the issuance of debt securities, units of limited partnership in the Operating Partnership ("OP Units") or equity securities and cash generated from operations. In April 1997, the Company filed a "Shelf" Registration Statement with the Securities and Exchange Commission with respect to an aggregate of $1 billion of debt and equity securities. The SEC has not yet declared the Registration Statement effective. No additional amounts remain available under the $200 million shelf registration statement filed with the SEC in October 1995.

As of March 31, 1997, the Company had outstanding indebtedness totaling $456.6 million including $240.9 million of secured long-term financing, $116.5 in secured short-term financing, $75.2 million of secured tax-exempt bonds and $24 million outstanding under its Credit Facility. The Company's outstanding debt is secured by substantially all of the Company's Owned Properties. At March 31, 1997 the weighted average interest rate on the Company's long-term secured tax-exempt financing and secured notes payable was 8.0% with a weighted average maturity of 11 years. The weighted average interest rate on the Company's secured short-term financing was 7.7%.

CAPITAL EXPENDITURES

For the three months ended March 31, 1997, the Company spent $986,000 for capital replacements and $973,000 for initial capital expenditures. In addition, in the three months ended March 31, 1997, the Company spent $2.1 million in costs related to renovation of an Owned Property. These expenditures were funded by borrowings under the Credit Facility, working capital reserves and net cash provided by operating activities. The Company provides an allowance for capital replacements of $300 per apartment unit per annum or $1,533,000 for the quarter ended March 31, 1997. Therefore, a reserve for unspent capital replacements of $547,000 was provided for the quarter ended March 31, 1997. A reserve of $586,000 remained from the year ended December 31, 1996 bringing the total reserve to carry forward to future periods to $1,133,000. The Company expects to incur initial capital expenditures and capital enhancements of approximately $19 million during the year ended December 31, 1997. Initial capital expenditures and capital enhancements will be funded by cash from operating activities and borrowings under the Credit Facility.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH EARNED FOR SHAREHOLDERS AND FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO") less a minimum annual provision for capital replacements of $300 per apartment unit, which the Company defines as Cash Earned For Shareholders ("CEFS"). FFO represents income before minority interest and gain on sale of real estate based on generally accepted accounting principles plus real estate depreciation and amortization of management company goodwill less any preferred stock dividend payments. FFO computations conform to the National Association of Real Estate Investment Trusts' ("NAREIT") definition, adjusted to add back amortization of management company goodwill and deduct payment of dividends on preferred stock.

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

For the three months ended March 31, 1997 and 1996, FFO and CEFS were as follows (amounts in thousands):

                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 1997    MARCH 31, 1996
                                                       --------------    --------------
Income before gain on disposition of property
   and minority interest in Operating Partnership         $ 5,694           $ 3,304
Owned properties depreciation                               6,581             4,470
Amortization of management company goodwill                   237               114
                                                          -------           -------
Funds From Operations (FFO)                                12,512             7,888
Capital Replacements                                       (1,533)           (1,120)
                                                          -------           -------
Cash Earned For Shareholders (CEFS)                       $10,979           $ 6,768
                                                          -------           -------
                                                          -------           -------
Weighted average common shares, common
   share equivalents and OP Units outstanding              19,626            13,940
                                                          -------           -------
                                                          -------           -------

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on April 24, 1997. At the meeting, the stockholders approved the four proposals set forth below:

1. Proposal to elect six directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify:

                         Votes          Votes
                          For          Withheld
                          ---          --------
Terry Considine        14,067,058       104,303
Richard S. Ellwood     14,067,058       104,303
Peter K. Kompaniez     14,067,058       104,303
J. Landis Martin       14,067,058       104,303
Thomas L. Rhodes       14,067,058       104,303
John D. Smith          14,067,058       104,303


2. Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the calendar year ending December 31, 1997:

                         Votes          Votes                     Broker
                          For          Against    Abstentions    Non Votes
                          ---          -------    -----------    ---------
                      14,081,325        29,858       60,178          0

3. Proposal to approve the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan:

                         Votes          Votes                     Broker
                          For          Against    Abstentions    Non Votes
                          ---          -------    -----------    ---------
                       7,521,212      1,767,313     148,935          0

4. Proposal to approve and ratify (i) the Amended and Restated Apartment Investment and Management Company Non-Qualified Stock Option Plan, and (ii) the issuance and sale of 515,500 shares of AIMCO Class A Common Stock to certain of the Company's executive officers:

                         Votes          Votes                     Broker
                          For          Against    Abstentions    Non Votes
                          ---          -------    -----------    ---------
                       8,421,824        826,523     189,114          0

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

Exhibit
Number    Description
-------   -----------

 2.1 Agreement and Plan of Merger, dated as of April 21, 1997, by and among Apartment Investment and Management Company, AIMCO/NHP ACQUISITION CORP. and NHP Incorporated (incorporated by reference from the Company's report on Form 8-K, dated April 16, 1997, filed on April
          24, 1997).

 2.2 Stock Purchase Agreement, dated as of April 16, 1997, by and among Apartment Investment and Management Company, Demeter Holdings Corporation and Capricorn Investors, L.P. (incorporated by reference from the Company's report on Form 8-K, dated April 16, 1997, filed on April 24, 1997).

10.1 Credit Agreement, dated as of May 5, 1997, by and among AIMCO/NHP Holdings, Inc., the lenders from time to time party thereto, Bank of America National Trust and Savings Association, as one of the Lenders, Smith Barney Mortgage Capital Group, Inc., as one of the Lenders, and Bank of America National Trust and Savings Association, as Agent.

10.2 Promissory Note, dated as of May 5, 1997, by AIMCO/NHP Holdings, Inc., in favor of Smith Barney Mortgage Capital Group, Inc.

10.3 Promissory Note, dated as of May 5, 1997, by AIMCO/NHP Holdings, Inc., in favor of Bank of America National Trust and Savings Association.

10.4 Payment Guaranty, dated as of May 5, 1997, by the Company and AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association, as the agent.

10.5 Pledge Agreement, dated as of May 5, 1997, by AIMCO Properties, L.P. and Terry Considine and Peter K. Kompaniez and the Bank of America National Trust and Savings Association, as Agent, for Bank of America National Trust and Savings Association and Smith Barney Mortgage Capital Group, Inc.

10.6 Amended and Restated Credit Agreement (Secured Revolver-to-Term Facility), dated as of May 5, 1997, by and among AIMCO Properties, L.P., the lenders from time to time party thereto, Bank of America National Trust and Savings Association, as one of the Lenders and as the Issuing Lender, and Bank of America National Trust and Savings Association, as Agent.

10.7 Promissory Note, dated as of May 5, 1997, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association.

10.8 Payment Guaranty, dated as of May 5, 1997, by the Company, AIMCO-LP, Inc., AIMCO-GP, Inc., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the agent.

10.9 Amended and Restated Credit Agreement (Bridge Loan Facility), dated as of May 5, 1997, by and among AIMCO Properties, L.P., the lenders from time to time party thereto, Bank of America National Trust and Savings Association, as one of the Lenders, and Bank of America National Trust and Savings Association, as Agent.

10.10 Promissory Note, dated as of May 5, 1997, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association.

27.1      Financial Data Schedule

(b)       Reports on Form 8-K

             During the quarter for which this report is filed, the Company filed the following Reports on Form 8-K:

             (1) Current Report on Form 8-K, dated December 19, 1996, relating to sale of Chesapeake Apartments; acquisition of Bay West Apartments and Dolphins Landing Apartments; borrowings from NationsBank of Texas, N.A.; stock sales pursuant to the Company's management stock acquisition plan; certain pro forma financial information; and including the Historical Summary of Gross Income and Direct Operating Expenses of Villa Ladera Apartment for the year ended December 31, 1995.

             (2) Current Report on Form 8-K, dated February 19, 1997, relating to a letter agreement which involves the acquisition of an interest in NHP Incorporated, interests in certain entities managed by NHP Incorporated, a 50% interest in one joint venture and a 25% interest in another joint venture with the Sellers, as well as the merger of NHP Incorporated with the Company or one of its subsidiaries.

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

                      REGISTRANT:

                      APARTMENT INVESTMENT AND
                      MANAGEMENT COMPANY



Date: May 14, 1997    /s/ Leeann Morein
                      -----------------
                      Leeann Morein
                      Senior Vice President and
                      Chief Financial Officer
                      (duly authorized officer and principal financial officer)


                      /s/ Patricia K. Heath
                      ---------------------
                      Patricia K. Heath
                      Vice President and
                      Chief Accounting Officer
                      (principal accounting officer)