Form 10-Q
period 1997-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-08-14
CIK 922864

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               ------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period                           to
                          -------------------------    -------------------------

Commission File Number 1-13232

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                             84-1259577
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. Bellaire Street, Suite 1700 Denver, Colorado                 80222-4348
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No
                                                      -----       -----

The number of shares of Class A Common Stock outstanding as of August 8, 1997: 23,147,336
The number of shares of Class B Common Stock outstanding as of August 8, 1997: 325,000
The number of shares of Class B Cumulative Convertible Preferred Stock outstanding as of August 8, 1997: 750,000

    Items 1 and 2 of Part I have been omitted in reliance on Rule 12b-25.

Part I.  FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In November 1996, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), acquired (the "English Acquisition") certain partnership interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). In the English Acquisition, the Company purchased all of the general and limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 multifamily apartment properties and other assets and interests related to the J.W. English Companies and assumed management of the properties owned by the English Partnerships. The Company made separate tender offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships
(the "Tender Offer English Partnerships").

         In November 1996, purported limited partners of certain of the Tender Offer English Partnerships filed a purported class action lawsuit against the Company and J.W. English in the U.S. District Court for the Northern District of California (the "Federal Action"), alleging, among other things, that the Company conspired with J.W. English to breach his fiduciary duty to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The plaintiffs in the Federal Action have filed a motion to voluntarily dismiss the Federal Action, without prejudice, in favor of another purported class action. In May 1997, limited partners of certain of the Tender Offer English Partnerships and six additional English Partnerships filed two complaints in the Superior Court of the State of California (the "California Actions") against the Company and the J.W. English Companies, alleging, among other things, that the consideration the Company offered in the English Tender Offers was inadequate and designed to benefit the J.W. English Companies at the expense of the limited partners, that certain misrepresentations and omissions were made in connection with the English Tender Offers, that the Company receives excessive fees in connection with its management of the properties owned by the English Partnerships, that the Company continues to refuse to liquidate the English Partnerships and that the English Acquisition violated the partnership agreements governing the English Partnerships and constituted a breach of fiduciary duty. The California Actions seek monetary damages and injunctive and declarative relief. In addition to such monetary damages, the complaints seek an accounting, a constructive trust of the assets and monies acquired by the J.W. English Companies in connection with the

English Acquisition, a court order removing the Company from management of the English Partnerships and/or ordering the sale of the properties and attorney's fees, expert fees and other costs.

     The Company believes all of the foregoing allegations against it are without merit and intends to vigorously defend itself in connection with these actions. The Company believes it is entitled to indemnity from the J.W. English Companies, subject to certain exceptions. On August 4, 1997, the Company filed demurrers to both complaints in the California Actions. A hearing on the demurrers is scheduled for October 17, 1997.

Item 2.  Change in Securities

     On August 4, 1997, AIMCO issued 750,000 shares of its Class B Cumulative Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), to an institutional investor (the "Preferred Share Investor") for $75 million in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) thereof. The Class B Preferred Stock ranks prior to AIMCO's Class A Common Stock, par value $.01 per share (the "Common Stock"), with respect to dividends, liquidation, dissolution, and winding-up, and has an aggregate liquidation value of $75,000,000. Holders of the Class B Preferred Stock are entitled to receive, when, as and if declared by AIMCO's Board of Directors, quarterly cash dividends per share equal to the greater of (i) $1.78125 (the "Base Rate") and (ii) the cash dividends declared on the number of shares of Common Stock into which one share of Class B Preferred Stock is convertible. On or after August 4, 1998, each share of Class B Preferred Stock may be converted at the option of the holder into the number of shares of Common Stock determined by dividing the $100 liquidation preference per share by $30.45, subject to certain anti-dilution adjustments. AIMCO may redeem any or all of the Class B Preferred Stock on or after August 4, 2002, at a redemption price of $100 per share, plus unpaid dividends accrued on the shares redeemed.

     Holders of Class B Preferred Stock, voting as a class with the holders of all AIMCO capital stock that ranks on a parity with the Class B Preferred Stock with respect to the payment of dividends or upon liquidation, dissolution, winding up or otherwise ("Parity Stock"), will be entitled to elect (i) two directors of AIMCO if six quarterly dividends (whether or not consecutive) on the Class B Preferred Stock or any Parity Stock are in arrears, and (ii) one director of AIMCO if for two consecutive quarterly dividend periods AIMCO fails to pay at least $0.4625 in dividends on the Common Stock. The affirmative vote of the holders of 66-2/3% of the outstanding shares of Class B Preferred Stock will be required to amend AIMCO's Charter in any manner that would adversely affect the rights of the holders of Class B Preferred Stock, and to approve the issuance of any capital stock that ranks senior to the Class B Preferred Stock with respect to payment of dividends or upon liquidation, dissolution, winding up or otherwise. If the Internal Revenue Service were to make a final determination that AIMCO does not qualify as a real estate investment trust in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), the Base Rate for quarterly cash dividends on the Class B Preferred Stock would be increased to $3.03125 per share.

     The terms of the Class B Preferred Stock are set forth in AIMCO's Articles of Incorporation, which is included as Exhibit 3.1 to this Report and incorporated herein by this reference.

     The agreement pursuant to which AIMCO issued the Class B Preferred Stock (the "Preferred Share Purchase Agreement) provides that the Preferred Share Investor may require AIMCO to repurchase such investor's Class B Preferred Stock in whole or in part at a price of $105 per share, plus accrued and unpaid dividends on the purchased shares, if (i) AIMCO shall fail to continue to be taxed as a real estate investment trust pursuant to Sections 856 through 860 of the Code, or (ii) upon the occurrence of a change of control (as defined in the Preferred Share Purchase Agreement). The Preferred Share Purchase Agreement also provides that, so long as the Preferred Share Investor owns Class B Preferred Stock with an aggregate liquidation preference of at least $18.75 million, neither AIMCO, AIMCO Properties, L.P. nor any subsidiary of AIMCO may issue preferred securities or incur indebtedness for borrowed money if immediately following such issuance and after giving effect thereto and the application of the net proceeds therefrom, AIMCO's ratio of aggregate consolidated earnings before income taxes, depreciation and amortization to aggregate consolidated fixed charges (earnings before income taxes depreciation and amortization) for the four fiscal quarters immediately preceding such issuance would be less than 1.5 to 1.

     On May 5, 1997, AIMCO issued 2,142,857 shares of Common Stock to Demeter Holdings Corporation, a Massachusetts corporation, Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), and certain of Capricorn's limited partners as consideration for the purchase of 2,866,073 shares of common stock, par value $.01 per share, of NHP Incorporated, a Delaware corporation ("NHP"). The shares of Common Stock were issued in a transaction not involving any public offering in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

     On June 3, 1997, AIMCO issued warrants (the "Warrants") to purchase 399,999 shares of Common Stock to NHP Partners Limited Partnership, a Delaware limited partnership, Phemus, Mr. J. Roderick Heller III, Capricorn and NHP Partners Two LLC, a Delaware limited liability company. The Warrants were issued as partial consideration for the acquisition by the Company of all the outstanding capital stock of NHP Partners, Inc. and all of the outstanding limited partnership interests in NHP Partners Two Limited Partnership. The Warrants have an exercise price of $36 per share and expire in June 2002. The Warrants were issued in a transaction not involving any public offering in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on April 24, 1997. At the meeting, the stockholders approved the four proposals set forth below:

     1. Proposal to elect six directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify:

                                Votes          Votes
                                 For          Withheld
                             ----------       --------
Terry Considine              14,067,058        104,303
Richard S. Ellwood           14,067,058        104,303
Peter K. Kompaniez           14,067,058        104,303
J. Landis Martin             14,067,058        104,303
Thomas L. Rhodes             14,067,058        104,303
John D. Smith                14,067,058        104,303

     2. Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the calendar year ending December 31, 1997:

        Votes        Votes                      Broker
         For        Against    Abstentions    Non Votes
     ----------     -------    -----------    ---------
     14,081,325     29,858       60,178           0

     3. Proposal to approve the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan:

        Votes        Votes                      Broker
         For        Against    Abstentions    Non Votes
     ----------     -------    -----------    ---------
     7,521,212     1,767,313     148,935          0

     4. Proposal to approve and ratify (i) the Amended and Restated Apartment Investment and Management Company Non-Qualified Stock Option Plan, and (ii) the issuance and sale of 515,500 shares of AIMCO Class A Common Stock to certain of the Company's executive officers:

        Votes        Votes                      Broker
         For        Against    Abstentions    Non Votes
     ----------     -------    -----------    ---------
     8,421,824      826,523      189,114           0

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    The following exhibits are filed with this report(1):

   Exhibit
   Number   Description
   -------  -----------
     2.1    Real Estate Acquisition Agreement, dated as of May 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties,
            L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn
            Investors, L.P., J. Roderick Heller, III and NHP Partners LLC (2)

     2.2 Amendment No. 1 to Real Estate Acquisition Agreement, dated as of June 13, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners LLC

     2.3 Amendment No. 2 to Real Estate Acquisition Agreement, dated as of July 14, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners LLC

     2.4 Stock Purchase Agreement, dated as of April 16, 1997, by and among Apartment Investment and Management Company, Demeter Holdings Coporation and Capricorn Investors, L.P. (3)

     3.1    Articles of Incorporation

     3.2    Amended and Restated Bylaws

     10.1 Agreement and Plan of Merger, dated as of April 21, 1997, by and among Apartment Investment and Management Company, AIMCO/NHP Acquisition Corp. and NHP Incorporated (3)

   Exhibit
   Number   Description
   -------  -----------
     10.2   Amended and Restated Credit Agreement (Secured Revolver-to-Term
            Facility), dated May 5, 1997, by and among AIMCO Properties, L.P., a
            Delaware limited partnership, Bank of America National Trust and
            Savings Association, as Agent, and Bank of America National Trust and Savings Association, as initial Lender (4)

     10.3 Amended and Restated Credit Agreement (Bridge Loan Facility), dated May 5, 1997, by and among AIMCO Properties, L.P., a Delaware limited partnership, Bank of America National Trust and Savings Association, as Agent, and Bank of America National Trust and Savings Association, as one of the Lenders (4)

     10.4 Promissory Note, dated May 5, 1997, by AIMCO Properties, L.P., a Delaware limited partnership, in favor of Bank of America National Trust and Savings Association (4)

     10.5 Credit Agreement, dated May 5, 1997, by and among AIMCO/NHP Holdings, Inc., the lenders from time to time party thereto, Bank of America National Trust and Savings Association, as one of the Lenders, and Bank of America National Trust and Savings Association, as Agent (4)

     10.6 Promissory Note, dated May 5, 1997, by AIMCO/NHP Holdings, Inc., a Delaware corporation, in favor of Bank of America National Trust and Savings Association (4)

     10.7 Promissory Note, dated May 5, 1997, by AIMCO/NHP Holdings, Inc., a Delaware corporation, in favor of Smith Barney Mortgage Capital Group, Inc. (4)

     10.8 Payment Guaranty (Acquisition Sub Facility), dated May 5, 1997, by Apartment Investment and Management Company, a Maryland corporation and AIMCO Properties, L.P., a Delaware limited partnership, to Bank of America National Trust and Savings Association, as Agent, for benefit of Bank of America National Trust and Savings Association and Smith Barney Mortgage Capital Group, Inc. (4)

   Exhibit
   Number   Description
   -------  -----------
     10.9   Pledge Agreement, dated as of May 5, 1997, by AIMCO Properties, L.P.
            and Terry Considine and Peter K. Kompaniez and the Bank of America
            National Trust and Savings Association, as Agent, for Bank of
            America National Trust and Savings Association and Smith Barney
            Mortgage Capital Group, Inc. (4)

     10.10 Multifamily Note, dated as of April 18, 1997, by Copperfield Partners, Ltd., a Texas limited partnership ("Copperfield"), payable to GMAC Commercial Mortgage Corporation, a California corporation ("GMAC"), in the principal sum of $3,577,000

     10.11 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of April 18, 1997, by Copperfield to J.C. Paxton for the benefit of GMAC

     10.12 Exceptions to Non-Recourse Guaranty, dated as of April 18, 1997, by Apartment Investment and Management Company, a Maryland corporation and AIMCO Properties, L.P., with respect to Copperfield

     10.13 Exceptions to Non-Recourse Guaranty with Respect to Yield Maintenance, dated as of April 18, 1997, by AIMCO and AIMCO Properties, L.P., with respect to Copperfield

     10.14 Pledge and Security Agreement, dated as of April 18, 1997, by AIMCO Properties, L.P. in favor of GMAC

     10.15 Purchase Agreement by and among Williamsberry Development Corporation, Colley Williamsberry Limited Partnership, Williamsberry Development Corp II, Colley Williamsberry L-2 Limited Partnership, Colbro Development L-2 B Corp., Colley Williamsberry L-2 Limited Partnership, AIMCO Bay Club, L.P. and AIMCO Holdings, L.P.

     10.16 Acquisition and Contribution Agreement and Joint Escrow Instructions, dated April 11, 1997, by and between AIMCO Properties, L.P. and The Morton Towers Partnership

   Exhibit
   Number   Description
   -------  -----------
     10.17  Second Amended and Restated Agreement of Limited Partnership of
            AIMCO Properties, L.P., dated as of July 29, 1994, among AIMCO-GP,
            Inc., as general partner, AIMCO-LP, Inc., as special limited partner, and AIMCO-GP, Inc., as attorney-in-fact for the limited partners

     10.18 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1997, by AIMCO-GP, Inc.


     (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.

     (2) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 3, 1997.

     (3) Incorporated by reference from the Company's Current Report on Form 8-K, dated April 16, 1997.

     (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

     (b)    Reports on Form 8-K

            During the quarter for which this report is filed, the Company filed the following Reports on Form 8-K:

            Current Report on Form 8-K, dated April 16, 1997, and Amendment
            1 thereto, relating to the proposed merger of NHP Incorporated into the Company or one of its subsidiaries; the acquisition of Stonebrook Apartments by the Company or one of its subsidiaries and the refinancing of the debt of 23 of the Company's affiliates, including the following financial statements of NHP
            Incorporated: Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, the Consolidated Balance Sheets as of December 31, 1996 and 1995, the Consolidated Statements of Cash Flows for the years ended December 31, 1996,

            1995 and 1994 and the Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1995, 1994.

            Current Report on Form 8-K, dated May 5, 1997, relating to the acquisition by the Company of common stock of NHP Incorporated, including certain pro forma financial information and the following financial statements of NHP Incorporated: Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, the Consolidated Balance Sheets as of December 31, 1996 and 1995, the Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 and the Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1995, 1994.

            Current Report on Form 8-K, dated June 3, 1997, and Amendment 1 thereto, relating to the acquisition by the Company of all of the outstanding common stock of NHP Partners, Inc. and all of the outstanding partnership interests of NHP Partners Two Limited Partnership; the acquisition by the Company of the Vinings at the Waterways; and the acquisition by the Company of two apartment communities located in Tustin, California, including the Combined Balance Sheets of NHP Real Estate Companies, as of December 31, 1996 and 1995 and March 31, 1997, the Balance Sheets of NHP Southwest Partners, L.P. as of December 31, 1996 and 1995, the Combined Balance Sheets of NHP New LP Entities as of December 31, 1996 and 1995, the Combined Balance Sheets of NHP Borrower Entities as of December 31, 1996 and 1995, and the Historical Summary of Gross Income and Certain Expenses (Summary) of The Bay Club at Aventura for the year ended December 31, 1996 and the three months ended March 31, 1997 (unaudited).

                                  SCHEDULE 1

     Documents substantially identical to Exhibits 10.10 through 10.14, except as to the loan amount and the subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits
10.10 through 10.14.


     SUBJECT PROPERTY                            LOAN AMOUNT
     ----------------                            -----------

     Ashford Apartments                           $7,559,000

     Coventry Square Apartments                   $3,116,000

     Crows Nest Apartments                        $2,958,000

     Cypress Landing Apartments                   $4,433,000

     Easton Village Apartments                    $2,969,000

     Fisherman's Wharf Apartments                 $3,627,000

     Greentree Apartments                         $7,631,000

     Hampton Hill Apartments                      $4,240,000

     Hastings Place Apartments                    $2,723,000

     Highland Park Apartments                     $9,614,000

     Las Brisas Apartments                        $3,425,000

     Meadows Apartments                           $2,138,000

     Oak Falls Apartments                         $2,802,000

     Randol Crossing Apartments                   $2,517,000

     Ridgecrest Apartments                        $2,538,000

     Riverwalk Apartments                         $5,761,000

     Signature Point Apartments                   $7,565,000

     Snug Harbor Apartments                       $2,103,000

     Southridge Apartments                        $2,160,000

     Stoney Brook Apartments                        $750,000

     Sunbury Downs                                $2,523,000

     Swiss Village Apartments                     $4,655,000

     The Waterford Apartments                     $4,120,000

     Woodhill Apartments                          $5,976,000

     Woodland Apartments                          $2,136,000

     Woodland-Tyler Apartments                    $4,310,000