Form 10-Q/A
period 1997-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-08-19
CIK 922864

                         The following items were the subject of a Form 12b-25
                            and are included herein:  Items 1 and 2 of Part I

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1997
                               -------------------------------

                                  OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period         to
                          -----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----    -----

The number of shares of Class A Common Stock
  outstanding as of August 8, 1997:                                  23,153,544
The number of shares of Class B Common Stock
  outstanding as of August 8, 1997:                                     325,000
The number of shares of Class B Convertible Preferred
  Stock outstanding as of August 8, 1997:                               750,000

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                  FORM 10-Q/A

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997
         (unaudited) and December 31, 1996                                   3

         Consolidated Statements of Income for the Six and Three
         Months Ended June 30, 1997 and 1996 (unaudited)                     4

         Consolidated Statements of Cash Flow for the Six and Three
         Months Ended June 30, 1997 and 1996 (unaudited)                     5

         Notes to Consolidated Financial Statements
         (unaudited)                                                         7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  28

Item 2.  Changes in Securities                                              29

Item 4.  Submission of Matters to a Vote of Security Holders                31

Item 6.  Exhibits and Reports on Form 8-K                                   32

Signatures                                                                  39

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1997                1996
                                                                          -----------        ------------
ASSETS                                                                    (Unaudited)
Real estate, net of accumulated depreciation of $156,104
  and $120,077                                                              $944,855           $745,145
Property held for sale                                                        25,945              6,769
Investment in unconsolidated subsidiary                                       57,231                  -
Investment in real estate partnerships                                        46,046                  -
Cash and cash equivalents                                                     21,521             13,170
Restricted cash                                                               17,963             15,831
Accounts receivable                                                           18,870              4,344
Deferred financing costs                                                       7,184             11,053
Other assets                                                                  26,660             31,361
                                                                          ----------           --------
Total assets                                                              $1,166,275           $827,673
                                                                          ----------           --------
                                                                          ----------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                     $  464,780           $242,110
Secured tax-exempt bond financing                                             74,799             75,497
Secured short-term financing                                                  71,878            192,039
Unsecured short-term financing                                                33,000             12,500
                                                                          ----------           --------
Total indebtedness                                                           644,457            522,146
                                                                          ----------           --------
Accounts payable, accrued and other liabilities                               56,997             16,299
Resident security deposits and prepaid rents                                   6,353              4,316
                                                                          ----------           --------
Total liabilities                                                            707,807            542,761
                                                                          ----------           --------
Commitments and contingencies                                                      -                  -
Minority interest in other partnerships                                        6,625             10,386
Minority interest in Operating Partnership                                    63,366             58,777

Stockholders' equity:
  Class A Common Stock, $.01 par value, 150,000,000 shares
    authorized, 22,042,809 and 14,980,441 shares issued and outstanding          221                150
  Class B Common Stock, $.01 par value, 425,000 shares
    authorized, 325,000 shares issued and outstanding                              3                  3
  Preferred stock, $.01 par value, 10,000,000 authorized,
    none issued and outstanding                                                    -                  -
  Additional paid-in capital                                                 417,487            236,791
  Accumulated deficit                                                        (21,631)           (14,055)
  Notes due on Common Stock purchases                                         (7,603)            (7,140)
                                                                          ----------           --------
                                                                             388,477            215,749
                                                                          ----------           --------
                                                                          $1,166,275           $827,673
                                                                          ----------           --------
                                                                          ----------           --------





See accompanying notes to consolidated financial statements.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Data)
                                (Unaudited)

                                                                    FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                                ----------------------------    ----------------------------
                                                                JUNE 30, 1997  JUNE 30, 1996    JUNE 30, 1997  JUNE 30, 1996
                                                                -------------  -------------    -------------  -------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                                $ 41,679        $23,801          $ 79,719        $46,252
Property operating expenses                                        (16,704)        (9,449)          (31,160)       (18,153)
Owned property management expense                                   (1,413)          (679)           (2,734)        (1,339)
                                                                  --------        -------          --------       --------
Income from property operations before depreciation                 23,562         13,673            45,825         26,760
Depreciation                                                        (7,591)        (4,590)          (15,046)        (9,060)
                                                                  --------        -------          --------       --------
Income from property operations                                     15,971          9,083            30,779         17,700
                                                                  --------        -------          --------       --------

SERVICE COMPANY BUSINESS
Management fees and other income                                     3,161          1,877             5,605          3,725
Management and other expenses                                       (1,223)        (1,204)           (2,643)        (2,464)
Corporate overhead allocation                                         (147)          (147)             (294)          (296)
Amortization of management company goodwill                           (237)          (116)             (474)          (230)
Other assets depreciation and amortization                             (73)           (44)             (161)           (92)
                                                                  --------        -------          --------       --------
Income from service company business                                 1,481            366             2,033            643
Minority interests in service company business                          (1)           (16)               (2)            (2)
                                                                  --------        -------          --------       --------
Company's share of income from service company business              1,480            350             2,031            641
                                                                  --------        -------          --------       --------

GENERAL AND ADMINISTRATIVE EXPENSES                                   (433)          (226)             (784)          (549)
INTEREST EXPENSE                                                   (11,152)        (5,530)          (20,604)       (10,925)
INTEREST INCOME                                                        834             97             1,341            211
                                                                  --------        -------          --------       --------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN LOSSES OF
  UNCONSOLIDATED ENTITIES                                            6,700          3,774            12,763          7,078
MINORITY INTEREST IN OTHER PARTNERSHIPS                               (196)             -              (565)             -
EQUITY IN LOSSES OF UNCONSOLIDATED PARTNERSHIPS                       (379)             -              (379)             -
EQUITY IN LOSSES OF UNCONSOLIDATED SUBSIDIARY                          (86)             -               (86)             -
                                                                  --------        -------          --------       --------
INCOME BEFORE MINORITY INTEREST IN OPERATING
  PARTNERSHIP AND EXTRAORDINARY ITEM                                 6,039          3,774            11,733          7,078
Minority interest in Operating Partnership                            (775)          (629)           (1,616)        (1,123)
                                                                  --------        -------          --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                                     5,264          3,145            10,117          5,955
Extraordinary item - early extinguishment of debt                        -              -              (269)             -
                                                                  --------        -------          --------       --------
NET INCOME                                                        $  5,264        $ 3,145          $  9,848       $  5,955
                                                                  --------        -------          --------       --------
                                                                  --------        -------          --------       --------
NET INCOME PER COMMON SHARE AND COMMON
SHARE EQUIVALENT:
    Income before extraordinary item                              $   0.26        $  0.26          $   0.54       $   0.49
    Extraordinary item                                                   -              -             (0.01)             -
                                                                  --------        -------          --------       --------
    Net income                                                    $   0.26        $  0.26          $   0.53       $   0.49
                                                                  --------        -------          --------       --------
                                                                  --------        -------          --------       --------

DIVIDENDS PAID PER COMMON SHARE                                   $ 0.4625         $0.425          $  0.925       $  0.850
                                                                  --------        -------          --------       --------
                                                                  --------        -------          --------       --------

WEIGHTED AVERAGE SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING                                           20,504         12,217            18,559         12,039
                                                                  --------        -------          --------       --------
                                                                  --------        -------          --------       --------




See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (In Thousands)
                                     (Unaudited)

                                                                        Six Months Ended    Six Months Ended
                                                                          June 30, 1997       June 30, 1996
                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                 $   9,848          $  5,955
                                                                             ---------          --------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                               17,067             9,739
    Minority interest in Operating Partnership                                   1,616             1,123
    Minority interests in other partnerships                                       565               -
    Equity in losses of unconsolidated partnerships                                379               -
    Equity in losses of unconsolidated subsidiary                                   86               -
    Extraordinary loss on early extinguishment of debt                             269               -
    (Increase) decrease from changes in operating assets:
      Restricted cash                                                              814             8,464
      Accounts receivable                                                       (1,742)             (293)
      Other assets                                                              (8,707)             (439)
    Increase (decrease) from changes in operating liabilities:
      Accounts payable, accrued and other liabilities                            3,219               (45)
      Resident security deposits and prepaid rents                               1,621               705
                                                                             ---------          --------
        Total adjustments                                                       15,187            19,254
                                                                             ---------          --------
        Net cash provided by operating activities                               25,035            25,209
                                                                             ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate                                                      (52,195)           (9,395)
  Purchase of general and limited partnership interests                        (45,426)              -
  Additions to property held for sale                                             (354)              -
  Capital replacements                                                          (2,915)           (2,385)
  Initial capital expenditures                                                  (2,716)           (1,630)
  Construction in progress and capital enhancements                             (3,766)           (4,351)
  Purchase of office equipment and leasehold improvements                         (762)             (313)
                                                                             ---------          --------
        Net cash used in investing activities                                 (108,134)          (18,074)
                                                                             ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of Class A Common Stock,
   net of underwriting and offering costs                                      114,335              (232)
  Principal repayments received on notes due from Officers
   on Class A Common Stock purchases                                            11,619               -
  Proceeds from secured notes payable borrowings                                86,111                56
  Proceeds from secured tax-exempt bond financing                                  -              58,010
  Net borrowings (paydowns) on Credit Facility                                  26,100              (828)
  Net proceeds from unsecured short-term financing                              20,500               -
  Principal repayments on secured notes payable                                 (2,554)           (1,919)
  Principal repayments on secured tax-exempt bond financing                       (698)          (48,140)
  Principal repayments on secured short-term financing                        (146,261)              -
  Payment of loan costs, net of proceeds from interest rate hedge                2,214            (2,301)
  Payment of common stock dividends                                            (17,424)          (10,199)
  Payment of distributions to minority interest in Operating Partnership        (2,492)           (1,633)
                                                                             ---------          --------
    Net cash provided by (used in) financing activities                         91,450            (7,186)
                                                                             ---------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             8,351               (51)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                13,170             2,379
                                                                             ---------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  21,521          $  2,328
                                                                             ---------          --------
                                                                             ---------          --------

See accompanying notes to consolidated financial statements.

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                  Consolidated Statements of Cash Flow
      (In Thousands Except Share and Operating Partnership Unit Data)

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE
Secured notes payable assumed in connection with
 purchase of real estate                                          $55,446
Real estate contributed in exchange for 497,794
 Operating Partnership Units                                       13,876
                                                                  -------
                                                                  $69,322
                                                                  -------
                                                                  -------
PURCHASE OF 51.3% INTEREST IN NHP INCORPORATED

In May 1997, the Company acquired 2,866,071 shares of NHP Incorporated's ("NHP") common stock in exchange for 2,142,857 shares of the Company's Class A Common Stock with a recorded value of $57,321. Subsequent to the purchase, the Company contributed the NHP common stock to AIMCO/NHP Holdings, Inc. ("ANHI"), an unconsolidated subsidiary formed in April 1997, in exchange for all of the shares of ANHI's nonvoting preferred stock, representing a 95% economic interest in ANHI.

Concurrent with this contribution, ANHI obtained a loan in the amount of $72,600, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP common stock, representing 51.3% of NHP's outstanding common stock as of May 31, 1997.

PURCHASE OF GENERAL AND LIMITED PARTNERSHIP INTERESTS, CAPTIVE INSURANCE SUBSIDIARY AND OTHER ASSETS

The historical cost of the assets and the liabilities assumed in connection with the purchase of NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (the "NHP Real Estate Companies") (see Note 6) were as follows:

    Real estate, net                                       $101,341
    Investment in real estate partnerships                   (9,382)
    Restricted cash                                           2,946
    Accounts receivable                                      12,784
    Other assets                                              3,495
    Secured notes payable                                   (83,667)
    Accounts payable, accrued and other liabilities         (37,482)
    Resident security deposits and prepaid rent                (416)

REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the six months ended June 30, 1997, 544,694 Operating Partnership units with a recorded value of $8,447 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE

In the second quarter of 1997, the Company entered into contracts to sell multifamily properties with a net book value of $19,072. These assets were reclassified as property held for sale.

ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS

During the six months ended June 30, 1997, the Company issued notes receivable from officers for a total of $665 in connection with the purchase of 25,000 shares of Class A Common Stock.

OTHER

During the six months ended June 30, 1997, the Company reclassified $1,323 of Other assets to Real estate as a purchase price allocation adjustment. In addition, the Company wrote off $4,065 of Other assets allocable to limited partners in partnerships controlled by the Company, to Minority interest in other partnerships.

During the six months ended June 30, 1997, the Operating Partnership issued an additional 1,333 Operating Partnership units with a recorded value of $36 in connection with the purchase of certain partnership interests in 1996.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                  Notes to Consolidated Financial Statements
                                June 30, 1997
                                 (Unaudited)


NOTE 1 - ORGANIZATION

         Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership") through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's general and limited partnership interests in and majority ownership of the Operating Partnership.

         At June 30, 1997, AIMCO had 22,042,809 shares of Class A Common
         Stock outstanding and the Operating Partnership had 3,354,940 Operating Partnership units ("OP Units") outstanding, for a combined total of 25,397,749 shares and OP Units in the Operating Partnership. The Company held an 87% interest in the Operating Partnership as of June 30, 1997.

         At June 30, 1997, the Company owned or controlled 27,056 apartment units in 107 properties, held an equity interest in 88,690 units in 537 properties and managed an additional 70,213 apartment units in 387 properties for third party owners and affiliates, bringing the total managed portfolio to 185,959 apartment units in 1,031 properties located in 40 states, the District of Columbia and Puerto Rico.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of AIMCO, the Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. The Company operates its service company business through Property Asset Management Services, L.P. ("PAMS, L.P."). The Operating Partnership owns a 1% general partnership interest in PAMS, L.P., which provides the Operating Partnership with control of PAMS, L.P. The 99% limited partner of PAMS, L.P. is Property Asset Management Services, Inc. ("PAMS, Inc."). The Operating Partnership owns all of the non-voting preferred stock of PAMS, Inc., representing a 95% economic interest. As a result of the control held by the Operating Partnership in PAMS, L.P., the service company business is consolidated.

         Interests held by holders of OP Units are reflected as Minority interest in Operating Partnership. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority interest in other partnerships.

         AIMCO/NHP Holdings, Inc. ("ANHI") is an unconsolidated subsidiary of the Company which owns 6,496,073 shares of common stock of NHP Incorporated ("NHP"), representing 51.3% of the shares outstanding as of May 31, 1997 (see Note 5). The Operating Partnership owns a 95% economic interest in ANHI through its ownership of 100% of the non-voting preferred stock of ANHI (the "ANHI Preferred Stock"). Certain directors and officers of AIMCO own a 5% economic interest in ANHI through their ownership of all of its outstanding shares of common stock. As a result of the controlling ownership interest in ANHI held by such directors and officers, the Company accounts for its interest in ANHI on the equity method.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)


NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

         In connection with the purchase of the NHP Real Estate Companies, the Company purchased controlling interests in nine properties with 1,874 apartments units which are presented on a consolidated basis (see
         Notes 3 and 6). In addition, the Company purchased non-controlling interests in partnerships which own 525 properties with 85,785 apartment units (see Note 6). The Company believes that it does not possess the power to control these partnerships in which it holds a general partner interest but owns less than a 50% interest in the partnership. The terms of these partnership agreements specify that the general partner must obtain the prior approval of a majority of the limited partners in order to implement major decisions regarding the disposal of real estate owned by the partnership. Therefore, the Company has used the equity method of accounting for these partnerships. The Company's interest in these properties is reflected as Investment in real estate partnerships. The acquisition of the NHP Real Estate Companies was accounted for as a purchase whereby the assets and liabilities were adjusted to estimated fair market value, based upon preliminary estimates, which are subject to change as additional information is obtained.

         The accompanying unaudited consolidated financial statements of the Company as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

         Certain reclassifications have been made in the December 31, 1996 balance sheet to conform to the current period presentation.

NOTE 3 - REAL ESTATE

         During the six months ended June 30, 1997, the Company purchased or acquired control of 13 properties as described below. The cash portions of the acquisitions were funded with short-term unsecured financings, borrowings under the Company's Credit Facility or with working capital.

         The Company acquired the following multi-family apartment properties in unrelated transactions during the six months ended June 30, 1997. The aggregate consideration paid by the Company of $121.5 million consisted of $52.2 million in cash (provided by unsecured short term bridge financing and working capital), 497,794 in OP Units with a total recorded value of $13.9 million and the assumption of $55.4 million of secured long-term indebtedness.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)


NOTE 3 - REAL ESTATE (CONTINUED)

         Date                                                         Number
         Acquired   Property                        Location         of Units
         --------   --------                        --------         --------
         4/97       Bay Club                        Aventura, FL        702
         6/97       Stonebrook                      Orlando, FL         244
         6/97       Tustin Woods/Californian*       Tustin, CA          292
         6/97       The Vinings at the Waterways    Aventura, FL        180
                                                                      -----
                                                                      1,418
                                                                      -----
                                                                      -----

         *The Company acquired a 45,000 square foot retail complex as part of the Tustin Woods/Californian acquisition.

         In connection with the acquisition of the NHP Real Estate Companies (see Note 6), the Company acquired a controlling interest in nine partnerships (the "Controlled NHP Partnerships"), which own nine properties with 1,874 units. The portion of the aggregate purchase price for the NHP Real Estate Companies allocated to these general and limited partnership interests was approximately $101.3 million, including the assumption of approximately $83.7 million of mortgage indebtedness. Through its ownership, the Company has the ability to refinance or sell the properties held by the Controlled NHP Partnerships.

         Date                                                         Number
         Acquired   Property                     Location            of Units
         --------   --------                     --------            --------
         5/97       Elm Creek                    Chicago, IL            372
         5/97       Arbor Crossing               Atlanta, GA            240
         5/97       Sandpiper Cove               West Palm Beach, FL    416
         5/97       Lake Crossing                Atlanta, GA            300
         5/97       Tara Bridge                  Atlanta, GA            220
         5/97       Cambridge Heights            Natchez, MS             94
         5/97       Newberry Park                Chicago, IL             84
         5/97       Pride Gardens                Jackson, MS             76
         5/97       SummerChase                  Fort Smith, AR          72
                                                                      -----
                                                                      1,874
                                                                      -----
                                                                      -----

NOTE 4 - PROPERTY HELD FOR SALE

         Property held for sale primarily represents five multi-family apartment properties with a net book value at June 30, 1997 of $19.1 million, which are currently under contract for sale, and $6.8 million of other assets. The five multi-family properties have been reclassified from Real estate to Property held for sale. Property held for sale is recorded at the lower of cost or estimated sales price less selling costs.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         In May 1997, the Company acquired 2,866,071 shares of NHP common stock from Demeter Holdings ("Demeter"), Capricorn Investors, L.P. ("Capricorn") and certain of Capricorn's limited partners (collectively, the "NHP Sellers") in exchange for 2,142,857 shares of the Company's Class A Common Stock with a recorded value of $57.3 million. Subsequent to the purchase, the Company contributed the NHP common stock to ANHI, in exchange for all of the shares of ANHI's non-voting preferred stock, representing a 95% economic interest in ANHI.

              APARTMENT INVESTMENT AND MANAGEMENT COMPANY
         Notes to Consolidated Financial Statements (continued)

NOTE 5 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (CONTINUED)

         Concurrently, ANHI obtained a loan in the amount of $72.6 million, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock from the NHP Sellers. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP common stock, representing 51.3% of NHP's outstanding common stock as of May 31, 1997.

         NHP provides a broad array of real estate services, including property management and asset management as well as a group of related services including equity investments, purchasing, risk management and home health care. NHP also has controlling interests in partnerships which own 12 apartment properties consisting of 2,905 apartment units.

         Summarized balance sheet and statement of operations information for ANHI, including the accounts of NHP, as of June 30, 1997 and for the period from April 14, 1997 (inception) through June 30, 1997 (representing operations for the period from May 3, 1997, the date of purchase of 51.3% of NHP common stock to June 30, 1997) follows (in thousands):


         SUMMARIZED BALANCE SHEET INFORMATION

                                                           JUNE 30, 1997
                                                           -------------
         Total assets                                           $356,179
         Total liabilities                                       261,613
         Minority interest                                        37,335
         Stockholders' equity                                     57,231

         SUMMARIZED STATEMENT OF OPERATIONS

                                                         FOR THE PERIOD
                                                          FROM APRIL 14
                                                         (INCEPTION) TO
                                                          JUNE 30, 1997
                                                         ---------------
         Income from property operations                     $    684
         Income from property management activities             3,872
         Interest expense, net of interest income              (2,546)
                                                             --------
         Income before income taxes and minority interest       2,010
         Income tax provision                                    (940)
         Minority interest in NHP                              (1,568)
                                                             --------
         Loss from continuing operations                         (498)
         Discontinued operations, net of tax                      408
                                                             --------
         Net loss                                             $   (90)
                                                             --------
                                                             --------
         Loss attributable to preferred stockholder           $   (86)
                                                             --------
                                                             --------
         Loss attributable to common stockholders             $    (4)
                                                             --------
                                                             --------

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
            Notes to Consolidated Financial Statements (continued)

NOTE 6 - INVESTMENT IN REAL ESTATE PARTNERSHIPS

         In June 1997, the Company completed the acquisition of the NHP Real Estate Companies from entities owned by Demeter, Phemus Corporation (an affiliate of Demeter), Capricorn, and Mr. J. Roderick Heller, III, the Chairman, President and CEO of NHP, for $54.8 million in cash and warrants to purchase 399,999 shares of AIMCO Class A Common Stock at an exercise price of $36 per share. The NHP Real Estate Companies own interests in partnerships that own 534 conventional and affordable multi-family apartment properties containing 87,659 apartment units (the "NHP Properties"), a captive insurance company and other related assets. A substantial majority of the NHP Properties are currently managed by NHP pursuant to a long-term agreement. Nine of the apartment properties, containing 1,874 apartment units, are presented on a consolidated basis due to the control held by the Company. The remaining 525 apartment properties containing 85,785 apartment units are presented under the equity method.

         The Company is currently engaged in a reorganization of its interests in the NHP Real Estate Companies, which will result in the majority of the assets of the NHP Real Estate Companies being owned by an unconsolidated limited partnership in which the Operating Partnership will hold a 99% limited partnership interest and certain directors and officers of AIMCO will, directly or indirectly, hold a 1% general partnership interest.

NOTE 7 - SECURED LONG-TERM FINANCING

         In April 1997, 23 partnerships controlled by the Company completed a $108 million refinancing of its secured, short-term, floating rate indebtedness with secured, 20-year, all-in fixed interest rate of 7.6%, fully amortizing debt (see Note 8). The loans are secured by 27 multifamily properties owned by such partnerships. In connection with this refinancing, the Company received proceeds of $3.4 million from two interest rate swaps accounted for as a hedge. The gain on the swaps was deferred and will be amortized over the 20 year life of the debt.

         During the six months ended June 30, 1997, the Company assumed $55.4 million in notes payable secured by first trust deeds in connection with the purchases of the Bay Club and Stonebrook apartments.

         In connection with the acquisition of the NHP Real Estate Companies, the Company has consolidated long-term indebtedness totaling $83.7 million which is secured by nine properties held by partnerships in which the Company purchased a controlling interest. The indebtedness bears interest at fixed rates ranging from 8.24% to 10.0% and matures at various dates through 2029.

NOTE 8 - SECURED SHORT-TERM FINANCING

         In February 1997, the Company repaid $25.6 million of floating rate indebtedness and $8.5 million of borrowings on the variable rate revolving credit facility with Bank of America (the "Credit Facility") with proceeds from a public offering of shares of Class A Common Stock (see Note 10). In addition, the Company used $5.1 million of restricted cash, which was held in escrow at December 31, 1996, to repay indebtedness assumed in connection with the acquisition of the Chesapeake Apartments in December 1996.

         In March 1997, the Company paid down the Credit Facility by $11.4 million with funds received in connection with the repayment by executive officers of notes due to the Company (see Note 10).

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
            Notes to Consolidated Financial Statements (continued)

NOTE 8 - SECURED SHORT-TERM FINANCING (CONTINUED)

         In April 1997, the Company repaid $115.5 million of secured short-term indebtedness with borrowings under the Company's Credit Facility and proceeds from the $108 million refinancing (see Note 7).

         In May 1997, the Company increased its maximum amount available under the Credit Facility from $50 million to $100 million. The interest rate is LIBOR plus 1.45% unless borrowings exceed 60% of the aggregate collateral value, in which case, the interest rate is LIBOR plus 1.70%. The Credit Facility matures in August 1998 and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. As borrowings exceeded 60% of the aggregate collateral value during the quarter ended June 30, 1997, the interest rate charged on the outstanding borrowings was LIBOR plus 1.70%
         (7.45% at June 30, 1997).

         The Company had outstanding borrowings under the Credit Facility at June 30, 1997 of $70.9 million and $1.0 million of other secured short-term financing. The outstanding balance under the Credit Facility was repaid in August 1997 with proceeds received from the sale of Convertible Preferred Stock of the Company (see Note 15).

         In March 1997, the Company entered into an interest rate swap agreement with a major investment banking company having a notional principal amount of $100 million, in anticipation of refinancing certain floating rate indebtedness to long term fixed-rate indebtedness in the third quarter of 1997. The interest rate swap agreement matures on September 25, 1997 and fixed the twelve year treasury rate at 6.94%. Based on the fair value of the interest rate swap at June 30, 1997, the Company has a potential loss of approximately $3.4 million, which is expected to be amortized over the life of the refinanced debt.

NOTE 9 - UNSECURED SHORT-TERM FINANCING

         The Company repaid $12.5 million incurred in connection with the purchase in 1996 of interests in limited partnerships with proceeds from a public offering of shares of Class A Common Stock completed in February 1997 (see Note 10).

         In April and June 1997, the Company borrowed an aggregate of $33.0 million in connection with the purchase of two properties. The loans are unsecured, bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.0%, and are unconditionally guaranteed by the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

         In February 1997, the Company completed a public offering of 2,015,000 shares of AIMCO Class A Common Stock (including 15,000 shares subject to the underwriter's overallotment option) at a public offering price of $26.75 per share. The net proceeds of approximately $51 million were used to repay a portion of the Company's indebtedness incurred in connection with acquisitions completed in November and December 1996.

         In March 1997, certain executive officers of the Company (or entities controlled by them) repaid $11.4 million of their $18.6 million in notes payable to the Company which were executed for the purchase in 1996 of 895,250 shares of AIMCO Class A Common Stock by these executive officers.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
            Notes to Consolidated Financial Statements (continued)

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

          In May 1997, the Company sold 2.3 million shares of AIMCO Class A Common Stock at an average price of $28 per share in two public offerings. The net proceeds of approximately $63 million were used to repay the then outstanding indebtedness under the Company's Credit Facility of $56 million and to provide working capital of $7 million.

NOTE 11 - EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128") which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share.

          Management believes that adoption of Statement 128 will not have a material effect on earnings per share of the Company.

NOTE 12 - REGISTRATION STATEMENTS

          In May 1997, AIMCO filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") which provides for the offering on a delayed or continuous basis of debt securities, preferred stock and AIMCO Class A Common Stock with an aggregate value of up to $1 billion. The shelf registration statement was declared effective in May 1997.

NOTE 13 - COMMITMENTS

          On April 21, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with NHP and AIMCO/NHP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AIMCO ("Merger Sub"). Pursuant to the Merger Agreement, the Merger Sub will be merged with and into NHP (the "Merger"), with NHP being the surviving corporation after the Merger and becoming a wholly owned subsidiary of the Company. Upon consummation of the Merger, each outstanding share of NHP common stock, other than the NHP common stock held by NHP as treasury stock, the Company or Merger Sub, will be converted into the right to receive, at the election of the holder, either: (i) 0.74766 shares of AIMCO Class A Common Stock ("Stock Consideration"); or (ii) a combination of 0.37383 shares of AIMCO Class A Common Stock and $10 in cash ("Mixed Consideration"). The Merger requires the affirmative vote of: (i) a majority of the outstanding shares of NHP common stock and (ii) at least 66 2/3% of the outstanding shares of NHP common stock, excluding shares deemed to be owned by the Company or its affiliates. In addition, under the rules of the New York Stock Exchange, the issuance of shares of AIMCO Class A Common Stock in the Merger requires the affirmative vote of a majority of the votes cast at a meeting of the Company at which the total votes cast represent over 50% of all shares of AIMCO Class A Common Stock entitled to vote thereon.

          In accordance with the Merger Agreement, on May 9, 1997, NHP distributed to each stockholder of record as of May 2, 1997, one right ("Right") for each outstanding share of NHP common stock. Each Right entitles the holder thereof to receive, subject to certain conditions, on the earlier of the effective time of the Merger, or December 1, 1997 if the Merger has not yet occurred, one third of a share of the WMF Group, Ltd., a wholly-owned subsidiary of NHP ("WMF") (the "WMF Spin-off"). If the distribution of WMF stock has not occurred by December 1, 1997, the holders of the Rights may receive an additional cash amount equal to $3.05 for each share of NHP common stock held by them.

          The Merger Agreement provides that NHP will contribute cash to WMF, forgive indebtedness of WMF to NHP, or any combination thereof, in an aggregate amount equal to NHP's best estimate (subject to AIMCO's reasonable approval) of the amount by which (i) NHP's earnings before interest, taxes, depreciation and amortization, less the amount of cash payments made or obligated to be made in respect of taxes and interest, and $500,000 per month for the period from February 1, 1997 to the Merger, or December 1, 1997, if the Merger has not yet occurred, exceeds (ii) the termination, severance and transaction costs incurred by NHP with respect to the Merger and the WMF Spin-Off during that same period.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
            Notes to Consolidated Financial Statements (continued)

NOTE 14 - PRO FORMA FINANCIAL STATEMENTS

          During the six months ended June 30, 1997, the Company purchased the NHP Real Estate Companies and, through an unconsolidated subsidiary, purchased a 51.3% interest in NHP. The following unaudited Pro Forma Condensed Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996 have been prepared as if the above described transactions had occurred at the beginning of the period being reported on. The following Pro Forma Financial Information is based, in part, on the following historical financial statements:
          (i) the unaudited financial data of the Company for the six months ended June 30, 1997 and 1996; (ii) the unaudited Consolidated Financial Statements of NHP for the six months ended June 30, 1997 and 1996 (which have been restated to reflect NHP's subsidiary, WMF Group, Ltd., as a discontinued operation); and (iii) the unaudited Combined Financial Statements of the NHP Real Estate Companies for the six months ended June 30, 1997 and 1996.

          The pro forma financial statements are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                   JUNE 30, 1997  JUNE 30, 1996
                                                                   -------------  -------------
         RENTAL PROPERTY OPERATIONS
         Rental and other property revenues                          $ 86,378       $ 54,178
         Property operating expenses                                  (34,102)       (22,452)
         Owned property management expense                             (3,016)        (1,669)
                                                                     --------       --------
         Income from property operations before depreciation           49,260         30,057
         Depreciation                                                 (16,392)       (10,589)
                                                                     --------       --------
         Income from property operations                               32,868         19,468
                                                                     --------       --------
         SERVICE COMPANY BUSINESS
         Management fees and other income                               7,618          7,014
         Management and other expenses                                 (6,046)        (5,488)
         Corporate overhead allocation                                   (294)          (296)
         Amortization of management company goodwill                     (474)          (230)
         Other assets depreciation and amortization                      (161)           (92)
                                                                     --------       --------
         Income from service company business                             643            908
         Minority interests in service company business                    (2)            (2)
                                                                     --------       --------
         Company's share of income from service company business          641            906
                                                                     --------       --------
         GENERAL AND ADMINISTRATIVE EXPENSES                             (406)          (549)
         INTEREST EXPENSE                                             (25,626)       (16,546)
         INTEREST INCOME                                                1,881          1,469
                                                                     --------       --------
         INCOME BEFORE MINORITY INTERESTS AND EQUITY
           IN LOSSES OF UNCONSOLIDATED ENTITIES                         9,358          4,748
         MINORITY INTEREST IN OTHER PARTNERSHIPS                       (1,327)           255
         EQUITY IN LOSSES OF UNCONSOLIDATED PARTNERSHIPS               (3,599)        (5,377)
         EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED SUBSIDIARY        (549)           105
                                                                     --------       --------
         INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP
            AND EXTRAORDINARY ITEM                                      3,883           (269)
         Minority interest in Operating Partnership                      (510)            37
                                                                     --------       --------
         INCOME BEFORE EXTRAORDINARY ITEM                               3,373           (232)
         Extraordinary item - early extinquishment of debt               (269)             -
                                                                     --------       --------
         NET INCOME                                                  $  3,104       $   (232)
                                                                     --------       --------
                                                                     --------       --------
         NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT     $   0.15       $  (0.02)
                                                                     --------       --------
                                                                     --------       --------
         WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
            EQUIVALENTS OUTSTANDING                                    20,027         14,182
                                                                     --------       --------
                                                                     --------       --------

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                Notes to Consolidated Financial Statements (continued)


NOTE 15 - SUBSEQUENT EVENTS

          PRELIMINARY PROXY FILED

          In July 1997, pursuant to the requirements of the Securities Exchange Act of 1934, the Company and NHP filed a preliminary Joint Proxy Statement/Prospectus (the "Proxy Statement") on a confidential basis with the SEC relating to the proposed Merger. The SEC is currently reviewing the Proxy Statement and, as a result of that review, may request that changes be made to the information contained therein.
          In such event, the Company expects that it would amend the information included herein by making the corresponding changes.

          PURCHASE OF SAWGRASS APARTMENTS

          In July 1997, the Company purchased Sawgrass apartments, a 208-unit apartment community located in Orlando, Florida. The purchase price was $10.1 million, which includes $0.5 million that the Company has budgeted for initial capital expenditures and closing costs. The cash purchase price was funded with short-term bridge financing. The bridge financing bears interest at LIBOR plus 3.0% and matures on November 1, 1997.

          SALE OF 1.1 MILLION SHARES TO SENIOR MANAGEMENT

          In July 1997, pursuant to the Company's 1997 Stock Award and Incentive Plan, the Company sold 1.1 million newly issued shares of AIMCO's Class A Common Stock at a price of $30 per share, the closing price of the stock on the date of purchase, to certain members of senior management of AIMCO. In payment for the stock, senior management executed notes payable to AIMCO, bearing interest at 7.25% per annum, payable quarterly, and due in ten years. The stock purchase notes are secured by the stock purchased and are recourse as to 25% of the original principal amount borrowed.

          DIVIDEND DECLARED

          On July 24, 1997, the AIMCO Board of Directors declared a cash dividend of $0.4625 per share of AIMCO Class A Common Stock for the quarter ended June 30, 1997, payable on August 14, 1997 to stockholders of record on August 7, 1997.

          SALE OF $75 MILLION OF CONVERTIBLE PREFERRED STOCK

          In August 1997, the Company sold 750,000 shares of newly issued Class B Cumulative Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock") to an institutional investor for $75 million in cash in a private transaction. The Class B Preferred Stock pays quarterly dividends equal to 7.125% of the Class B Preferred Stock's $100 per share liquidation preference, on an annual basis (subject to adjustment), and is convertible into shares of AIMCO's Class A Common Stock at a conversion ratio of 3.28407 shares of AIMCO Class A Common Stock for each share of Class B Preferred Stock (subject to anti-dilution adjustments). The Class B Preferred Stock is senior to AIMCO's Class A Common Stock as to dividends and upon liquidation. The proceeds from the sale of the Class B Preferred Stock were used to repay borrowings outstanding under the Company's Credit Facility and to provide working capital.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company owned or controlled 27,056 apartment units in 107 properties (the "Owned Properties") and held an equity interest in 88,690 units in 537 properties at June 30, 1997. In addition, the Company managed an additional 70,213 apartment units in 387 properties for third party owners and affiliates, bringing the total managed portfolio to 185,959 apartment units in 1,031 properties located in 40 states, the District of Columbia and Puerto Rico.

On April 21, 1997, the Company entered into a Merger Agreement with NHP, pursuant to which the Company and NHP have agreed to merge. In May 1997, the Company acquired 2,866,071 shares of NHP common stock in exchange for 2,142,857 shares of the Company's Class A Common Stock. Subsequent to the purchase, the Company contributed the NHP common stock to ANHI in exchange for all of the shares of ANHI's non-voting Preferred Stock. Concurrently, ANHI obtained a loan in the amount of $72.6 million and used the proceeds to purchase 3,630,002 additional shares of NHP common stock. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP common stock representing 51.3% of NHP's outstanding common stock as of May 31, 1997. NHP provides a broad array of real estate services, including property management and asset management as well as a group of related services including equity investments, purchasing, risk management and home health care. NHP also has controlling interests in partnerships which own 12 apartment properties consisting of 2,905 apartment units.

In June 1997, the Company acquired the NHP Real Estate Companies, which own general and limited partnership interests in 534 conventional and affordable multifamily apartment properties containing 87,659 apartment units, a captive insurance subsidiary and certain related assets, for $54.8 million in cash and warrants to purchase 399,999 of AIMCO's Class A Common Stock at an exercise price of $36 per share. The Company consolidates the results of operations of nine of these partnerships, which own nine apartment properties, consisting of 1,874 apartment units, due to the extent of the Company's control over these partnerships. The operations of the remaining 525 apartment properties consisting of 85,785 apartment units are presented using the equity method.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.
Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

The Company recognized net income of $9,848,000 for the six months ended June 30, 1997 compared to $5,955,000 for the six months ended June 30, 1996. The increase in net income of $3,893,000, or 65.4% was primarily the result of the following:

- the acquisition of 40 multifamily apartment properties consisting of 9,909 apartment units during the period from April 1996 to December 1996 (the "1996 Acquisitions");
- the acquisition of four multifamily apartment properties consisting of 1,418 apartment units in the second quarter of 1997 (the "1997 Acquisitions");
- the acquisition, through an unconsolidated subsidiary, of 51.3% of the shares of common stock of NHP in May 1997; and
-   the acquisition of the NHP Real Estate Companies in June 1997.

The increase in net income is partially offset by the sale of four properties in August 1996 (the "Sold Properties"), increased real estate depreciation and increased interest expense associated with indebtedness which was assumed or incurred in connection with the 1996 Acquisitions, the 1997 Acquisitions and the acquisition of the NHP Real Estate Companies. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $79,719,000 for the six months ended June 30, 1997 compared to $46,252,000 for the six months ended June 30, 1996, an increase of $33,467,000, or 72.4%. Rental and other property revenues consisted of the following (in thousands):


                                                  Six months       Six months
                                                     ended           ended
                                                 June 30, 1997   June 30, 1996
                                                 -------------   -------------
52 "same store" properties                          $43,062         $41,610
1996 Acquisitions                                    32,293           1,533
1997 Acquisitions                                     1,931               -
Controlled NHP Partnerships
  acquired in connection with the
  acquisition of the NHP Real Estate Companies        1,316               -
Properties in lease-up after the completion
  of an expansion or renovation                       1,117             235
Sold Properties                                           -           2,874
                                                    -------         -------
Total                                               $79,719         $46,252
                                                    -------         -------
                                                    -------         -------

Average monthly rent per occupied unit for the 52 same store properties at June 30, 1997 and 1996 was $559 and $549, respectively, reflecting an increase of 1.8%. Weighted average physical occupancy for the 52 properties increased from 93.8% at June 30, 1996 to 95.4% at June 30, 1997, a 1.7% increase.

Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $31,160,000 for the six months ended June 30, 1997 compared to $18,153,000 for the six months ended June 30, 1996, an increase of $13,007,000 or 71.7%. Operating expenses consisted of the following (in thousands):

                                                  Six months       Six months
                                                     ended           ended
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
52 "same store" properties                          $16,045          $16,089
1996 Acquisitions                                    13,317              425
1997 Acquisitions                                       793                -
Controlled NHP Partnerships
  acquired in connection with the
  acquisition of the NHP Real Estate Companies          563                -
Properties in lease up after the completion
  of an expansion or renovation                         442               66
Sold Properties                                           -            1,573
                                                    -------          -------
Total                                               $31,160          $18,153
                                                    -------          -------
                                                    -------          -------

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $2,734,000 for the six months ended June 30, 1997 compared to $1,339,000 for the six months ended June 30, 1996, an increase of $1,395,000, or 104.2%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of the NHP Real Estate Companies.


SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $2,031,000 for the six months ended June 30, 1997 compared to $641,000 for the six months ended June 30, 1996. The increase of $1,390,000 is due to the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests which provide for certain partnership and administrative fees, and a captive insurance subsidiary acquired in connection with the acquisition of the NHP Real Estate Companies in June 1997, offset by decreased commercial asset management revenues. The commercial asset management contracts expired on March 31, 1997.

INTEREST EXPENSE

Interest expense totaled $20,604,000 for the six months ended June 30, 1997 compared to $10,925,000 for the six months ended June 30, 1996. Interest expense, which includes amortization of deferred financing costs, for the six months ended June 30, 1997, increased by $9,679,000, or 88.6%, from the six months ended June 30, 1996. The increase consists of the following (in thousands):

    Interest expense on secured short-term and long-term
        indebtedness incurred in connection with the
        1996 Acquisitions                                         $6,688

    Interest expense on secured and unsecured short-term
        and long-term indebtedness incurred in connection
        with the 1997 Acquisitions                                 1,118

    Interest expense on secured and unsecured short-term
        and long-term indebtedness incurred in connection
        with the acquisition of the NHP Real Estate
        Companies                                                    649

    Write-off of unamortized loan costs upon the
        prepayment of bridge financing incurred in
        connection with the 1996 Acquisitions                        623

    Increase in interest expense on the Credit
        Facility due to borrowings used in connection
        with the refinancing of short-term indebtedness
        in April 1997 and the purchase of the NHP Real
        Estate Companies in June 1997                                601
                                                                  ------
    Total increase                                                $9,679
                                                                  ------
                                                                  ------

INTEREST INCOME

Interest income totaled $1,341,000 for the six months ended June 30, 1997, compared to $211,000 for the six months ended June 30, 1996. The increase of $1,130,000, or 535.5%, is primarily due to interest earned on notes receivable from certain partnerships acquired in connection with the 1996 Acquisitions and the acquisition of the NHP Real Estate Companies in June 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

The Company recognized net income of $5,264,000 for the three months ended June 30, 1997 compared to $3,145,000 for the three months ended June 30, 1996. The increase in net income of $2,119,000, or 67.4% was primarily the result of the 1996 Acquisitions, the 1997 Acquisitions, the acquisition by an unconsolidated subsidiary of 51.3% of the common stock of NHP in May 1997 and the acquisition of the NHP Real Estate Companies.

The increase in net income is partially offset by the sale of the Sold Properties in August 1996, increased real estate depreciation and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $41,679,000 for the three months ended June 30, 1997, compared to $23,801,000 for the three months ended June 30, 1996, an increase of $17,878,000, or 75.1%. Rental and other property revenues consisted of the following (in thousands):


                                         Three months ended   Three months ended
                                             June 30, 1997       June 30, 1996
                                         ------------------   ------------------
52 "same store" properties                     $21,543            $20,963
1996 Acquisitions                               16,279              1,225
1997 Acquisitions                                1,931                  -
Controlled NHP Partnerships acquired in
   connection with the acquisition of
   the NHP Real Estate Companies                 1,316                  -
Properties in lease-up after the completion
   of an expansion or renovation                   610                151
Sold Properties                                      -              1,462
                                               -------            -------
Total                                          $41,679            $23,801
                                               -------            -------
                                               -------            -------

Operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $16,704,000 for the three months ended June 30, 1997 compared to $9,449,000 for the three months ended June 30, 1996, an increase of $7,255,000 or 76.8%. Operating expenses consisted of the following (in thousands):

                                         Three months ended   Three months ended
                                             June 30, 1997       June 30, 1996
                                         ------------------   ------------------
52 "same store" properties                      $8,209             $8,261
1996 Acquisitions                                6,887                344
1997 Acquisitions                                  793                  -
Controlled NHP Partnerships acquired
  in connection with the acquisition
  of the NHP Real Estate Companies                 563                  -
Properties in lease-up after the
  completion of an expansion or renovation         252                 35
Sold Properties                                      -                809
                                               -------             ------
Total                                          $16,704             $9,449
                                               -------             ------
                                               -------             ------

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $1,413,000 for the three months ended June 30, 1997, compared to $679,000 for the three months ended June 30, 1996, an increase of $734,000, or 108.1%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of the NHP Real Estate Companies.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1,480,000 for the three months ended June 30, 1997, compared to $350,000 for the three months ended June 30, 1996. The increase in income of $1,130,000 was due to increased revenues from the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests, which provide for certain partnership and administrative fees and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997. The increase in revenues was offset by the loss of commercial asset management revenues as a result of the scheduled termination of asset management contracts at March 31, 1997.

INTEREST EXPENSE

Interest expense totaled $11,152,000 for the three months ended June 30, 1997, compared to $5,530,000 for the three months ended June 30, 1996. Interest expense, which includes amortization of deferred financing costs, for the three months ended June 30, 1997, increased by $5,622,000, or 101.7%, from the three months ended June 30, 1996. The increase consists of the following (in thousands):

    Interest expense on secured short-term
        and long-term indebtedness incurred
        in connection with the 1996 Acquisitions                  $3,038

    Interest expense on secured and unsecured
        short-term and long-term indebtedness
        incurred in connection with the 1997
        Acquisitions                                               1,118

    Interest expense on secured and unsecured
        short-term and long-term indebtedness
        incurred in connection with the
        acquisition of the NHP Real Estate
        Companies                                                    649

    Write-off of unamortized loan costs upon
        the prepayment of bridge financing
        incurred in connection with the 1996
        Acquisitions                                                 623

    Increase in interest expense on the Credit
        Facility due to borrowings used in
        connection with the refinancing of
        short-term indebtedness in April 1997
        and the purchase of the NHP Real Estate
        Companies in June 1997                                       357

    Decrease in interest expense due to
        increased principal amortization and other                 (163)
                                                                  ------
    Total increase                                                $5,622
                                                                  ------
                                                                  ------

INTEREST INCOME

Interest income totaled $834,000 for the three months ended June 30, 1997, compared to $97,000 for the three months ended June 30, 1996. The increase of $737,000, or 759.8%, is primarily due to interest earned on notes receivable from certain partnerships acquired in connection with the 1996 Acquisitions and the acquisition of the NHP Real Estate Companies in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $21,521,000 in cash and cash equivalents.
In addition, the Company had $17,963,000 of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities and funds available under its Credit Facility, to be adequate to meet short-term liquidity demands. The Company utilizes the Credit Facility for general corporate purposes and to fund investments on an interim basis. In May 1997, the Company increased the maximum amount available under the Credit Facility from $50 million to $100 million. The outstanding borrowings under the Credit Facility bear interest at LIBOR plus 1.45%, if the outstanding borrowings do not exceed 60% of the collateral value, or LIBOR plus 1.70%, if outstanding borrowings are greater than 60% of the collateral value. The Credit Facility matures in August 1998 and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. As borrowings made during the quarter ended June 30, 1997 exceeded 60% of the collateral value, the interest rate charged on the outstanding borrowings was LIBOR plus 1.70% (7.45% at June 30, 1997). The Company had outstanding borrowings under the Credit Facility at June 30, 1997 of $70.9 million. The Credit Facility was repaid in August 1997 with proceeds received from the sale of the Class B Preferred Stock.

During the six months ended June 30, 1997, the Company repaid $25.6 million of secured short-term indebtedness, $12.5 million of unsecured short-term indebtedness and $77.1 million of the balance outstanding from time to time under the Credit Facility with proceeds from public offerings of AIMCO Class A Common Stock in February 1997 and May 1997 and funds received in connection with the repayment of notes due to the Company from certain executive officers of the Company (or entities controlled by them) related to their purchase of AIMCO Class A Common Stock.

In April 1997, 23 partnerships controlled by the Company borrowed an aggregate of $108 million from an institutional lender on a fully amortizing, fixed rate basis with a term of 20 years. The loans have a weighted average effective interest rate of 7.6% per year. The loans are secured by 27 multifamily apartment properties owned by such partnerships. The net proceeds of the borrowings, and $7.5 million from additional borrowings under the Company's Credit Facility, were used to repay approximately $115.5 million of secured, short term debt. In connection with this refinancing, the Company received proceeds of $3.4 million from two interest rate swaps accounted for as a hedge. The gain on the swaps was deferred and will be amortized over the 20 year life of the debt.

Pursuant to the Merger, if all NHP stockholders other than ANHI elect to receive Stock Consideration and all NHP stock options are exercised, the number of shares of AIMCO Class A Common Stock to be issued in the Merger would be approximately 7.9 million shares of AIMCO Class A Common Stock (including 2,428,426 shares issued to ANHI), and the Company will pay approximately $65 million in cash to ANHI. If all of the NHP stockholders elect to receive the Mixed Consideration and all NHP stock options are exercised, the number of shares of AIMCO Class A Common Stock to be issued in the Merger would be approximately 5.2 million shares (including 2,428,426 shares issued to ANHI) and the Company would pay approximately $65 million in cash to ANHI and $73.1 million in cash to the other NHP stockholders.

From time to time, the Company intends to tender for the unaffiliated limited partnership interests in certain limited partnerships whose general partnership interests were acquired by the Company, including certain partnerships acquired in 1996 and certain partnerships in which the NHP Real Estate Companies own interests. The tender offers will require funds for those limited partners who elect to sell their interests for cash.

The Company expects to meet its long-term liquidity requirements, including the proposed Merger with NHP as well as property acquisitions, refinancings of short-term debt, and tender offers, with long-term, fixed rate, fully amortizing debt, secured or unsecured indebtedness, the issuance of debt securities, OP Units or equity securities and cash generated from operations. In April 1997, the Company filed a shelf registration statement with the SEC which registered $1 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997.

As of June 30, 1997, the Company had outstanding indebtedness totaling $644.5 million including $464.8 million of secured long-term financing, $1.0 million in secured short-term financing, $74.8 million of secured tax-exempt bonds, $33.0 million of unsecured short-term financing and $70.9 million outstanding under its Credit Facility. At June 30, 1997 the weighted average interest rate on the Company's long-term secured notes payable and secured tax-exempt financing was 8.1% with a weighted average maturity of 10.9 years. The weighted average interest rate on the Company's secured and unsecured short-term financing was 8.0%.

At June 30, 1997, ANHI had outstanding indebtedness totaling $214.7 million, consisting of $72.6 million of indebtedness outstanding under the ANHI Credit Facility, $71.1 million of unsecured indebtedness under NHP's credit facility (the "NHP Credit Facility") and other short-term indebtedness and $71.0 million of indebtedness secured by real estate wholly owned by NHP. The ANHI Credit Facility bears interest at LIBOR plus 2.50% (8.32% at June 30, 1997) and matures on the earlier of November 7, 1997 or ten days following the Merger. The NHP Credit Facility bears interest at a rate which ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points, depending on NHP's ratio of debt to income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The weighted average interest rate on the NHP unsecured short-term financing at June 30, 1997 was 6.7%. The indebtedness secured by real estate wholly owned by NHP bears interest at fixed rates ranging from 7.95% to 12.6% and mature at various dates through 2016.

CAPITAL EXPENDITURES

For the six months ended June 30, 1997, the Company spent $2.9 million for capital replacements and $2.7 million for initial capital expenditures. In addition, in the six months ended June 30, 1997, the Company spent $3.8 million for the renovation of two properties owned by the Company. These expenditures were funded by working capital reserves, borrowings under the Credit Facility and net cash provided by operating activities. The Company budgets for capital replacements of $300 per apartment unit per annum, or $3.4 million, for the six months ended June 30, 1997. The Company has $0.8 million of budgeted but unspent costs remaining from prior periods to fund future capital replacements. The Company expects to incur initial capital expenditures and capital enhancements (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $6 million during the balance of the year ended December 31, 1997. Initial capital expenditures and capital enhancements are expected to be funded with cash from operating activities and borrowings under the Credit Facility.

CASH EARNED FOR SHAREHOLDERS AND FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From
Operations ("FFO") less an annual provision for capital replacements of $300 per apartment unit, which the Company defines as Cash Earned For Shareholders ("CEFS"). The Company intends to pay regular dividends to its stockholders based on several primary factors, including CEFS and the annual distribution REIT requirements. Retained CEFS is also available to make new investments, make reinvestments in existing properties, repay debt and repurchase shares as the Company's stock. The Company believes that the presentation of CEFS and FFO, as hereinafter defined, when considered with the financial data determined in accordance with generally accepted accounting principles, provide a useful measure of the Company's performance. However, CEFS and FFO do not represent cash flow and are not necessarily indicative of cash flow or liquidity available to the Company, nor should they be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. In addition, the Company adjusts FFO for amortization of management company goodwill and the non-cash deferred portion of the income tax provision of the unconsolidated subsidiary.

The Company believes that presentation of FFO provides investors with an industry accepted measurement which helps facilitate understanding of the Company's ability to meet required dividend payments, capital expenditures, and principal payments on its debt. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

For the three and six months ended June 30, 1997 and 1996, FFO and CEFS were as follows (amounts in thousands):

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED            ENDED           ENDED
                                                 JUNE 30, 1997   JUNE 30, 1996    JUNE 30, 1997   JUNE 30, 1996
                                                 -------------   -------------    -------------   -------------
Income before minority interest in Operating
  Partnership and extraordinary item                $ 6,039        $ 3,774           $11,733         $ 7,078
FFO deductions (add backs):
Real estate depreciation                              7,591          4,590            15,046           9,060
Less minority interest in other
  partnerships' share of real
  estate depreciation                                  (922)             -            (1,796)              -
Amortization of management company
  goodwill                                              237            116               474             230
Equity in earnings of unconsolidated
  partnerships:
    Real estate depreciation                            697              -               697               -
Equity in earnings of unconsolidated
  subsidiary:
    Real estate depreciation                          1,263              -             1,263               -
    Provision for income taxes (non-cash portion)       874              -               874               -
    Amortization of management company goodwill
      and management contracts                          472              -               472               -
    Less amortization of management company
      contracts where the recorded values
      of certain contracts are not expected
      to be recovered through future cash flows        (322)             -              (322)              -
                                                    -------        -------           -------         -------
Funds From Operations (FFO)                          15,929          8,480            28,441          16,368
Capital Replacements                                 (1,889)        (1,119)           (3,422)         (2,239)
                                                    -------        -------           -------         -------
Cash Earned For Shareholders (CEFS)                 $14,040        $ 7,361           $25,019         $14,129
                                                    -------        -------           -------         -------
                                                    -------        -------           -------         -------
Weighted average common shares, common share
  equivalents and OP Units outstanding               23,525         14,660            21,590          14,303
                                                    -------        -------           -------         -------
                                                    -------        -------           -------         -------


CONTINGENCIES

Certain of the Company's Owned Properties are, and some of the other properties managed by the Company or NHP may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto an Owned Property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin (the "City"), the former landfill operator, has assumed responsibility for conducting all remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingency plan of passive methane gas venting may be implemented by the City. The City has also conducted testing at Montecito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation; however, the Company will install sixteen monitors under the building slabs in connection with raising four of its buildings in order to install stabilizing piers thereunder, at an estimated total cost of approximately $400,000 and will relocate some of its tenants. The City will be responsible for monitoring the conditions of Montecito.

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

The Company, primarily through NHP, manages approximately 43,800 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based contracts with the owners of the properties or, with respect to a limited number of units managed by NHP, pursuant to vouchers received by tenants. For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of Section 8. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Company does not believe that the proposed changes would result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the proposed changes would not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that changes in Federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

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

LITIGATION

See "Legal Proceedings."

In addition, the Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

Item 2.  Change in Securities

     On August 4, 1997, AIMCO issued 750,000 shares of its Class B Cumulative Convertible Preferred Stock, par value $.01 per share (the "Class B Preferred Stock"), to an institutional investor (the "Preferred Share Investor") for $75 million in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) thereof. The Class B Preferred Stock ranks prior to AIMCO's Class A Common Stock, with respect to dividends, liquidation, dissolution, and winding-up, and has an aggregate liquidation value of $75,000,000. Holders of the Class B Preferred Stock are entitled to receive, when, as and if declared by AIMCO's Board of Directors, quarterly cash dividends per share equal to the greater of (i) $1.78125 (the "Base Rate") and (ii) the cash dividends declared on the number of shares of Class A Common Stock into which one share of Class B Preferred Stock is convertible. On or after August 4, 1998, each share of Class B Preferred Stock may be converted at the option of the holder into the number of shares of Class A Common Stock determined by dividing the $100 liquidation preference per share by $30.45, subject to certain anti-dilution adjustments. AIMCO may redeem any or all of the Class B Preferred Stock on or after August 4, 2002, at a redemption price of $100 per share, plus unpaid dividends accrued on the shares redeemed.

     Holders of Class B Preferred Stock, voting as a class with the holders of all AIMCO capital stock that ranks on a parity with the Class B Preferred Stock with respect to the payment of dividends or upon liquidation, dissolution, winding up or otherwise ("Parity Stock"), will be entitled to elect (i) two directors of AIMCO if six quarterly dividends (whether or not consecutive) on the Class B Preferred Stock or any Parity Stock are in arrears, and (ii) one director of AIMCO if for two consecutive quarterly dividend periods AIMCO fails to pay at least $0.4625 in dividends on the Class A Common Stock. The affirmative vote of the holders of 66-2/3% of the outstanding shares of Class B Preferred Stock will be required to amend AIMCO's Charter in any manner that would adversely affect the rights of the holders of Class B Preferred Stock, and to approve the issuance of any capital stock that ranks senior to the Class B Preferred Stock with respect to payment of dividends or upon liquidation, dissolution, winding up or otherwise. If the Internal Revenue Service were to make a final determination that AIMCO does not qualify as a real estate investment trust in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), the Base Rate for quarterly cash dividends on the Class B Preferred Stock would be increased to $3.03125 per share.

     The terms of the Class B Preferred Stock are set forth in AIMCO's Articles of Incorporation, which is included as Exhibit 3.1 to this Report and incorporated herein by this reference.

     The agreement pursuant to which AIMCO issued the Class B Preferred Stock (the "Preferred Share Purchase Agreement) provides that the Preferred Share Investor may require AIMCO to repurchase such investor's Class B Preferred Stock in whole or in part at a price of $105 per share, plus accrued and unpaid dividends on the purchased shares, if (i) AIMCO shall fail to continue to be taxed as a real estate investment trust pursuant to Sections 856 through 860 of the Code, or (ii) upon the occurrence of a change of control (as defined in the Preferred Share Purchase Agreement). The Preferred Share Purchase Agreement also provides that, so long as the Preferred Share Investor owns Class B Preferred Stock with an aggregate liquidation preference of at least $18.75 million, neither AIMCO, AIMCO Properties, L.P. nor any subsidiary of AIMCO may issue preferred securities or incur indebtedness for borrowed money if immediately following such issuance and after giving effect thereto and the application of the net proceeds therefrom, AIMCO's ratio of: (i) aggregate consolidated earnings before interest, taxes, depreciation and amortization; to (ii) aggregate consolidated fixed charges, for the four fiscal quarters immediately preceding such issuance would be less than 1.5 to 1.

     On May 5, 1997, AIMCO issued 2,142,857 shares of Class A Common Stock to Demeter, Phemus Corporation, Capricorn, and certain of Capricorn's limited partners, as consideration for the purchase of 2,866,073 shares of NHP common stock. The shares of Class A Common Stock were issued in a transaction not involving any public offering in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

     On June 3, 1997, AIMCO issued warrants (the "Warrants") to purchase 399,999 shares of Class A Common Stock to NHP Partners Limited Partnership, a Delaware limited partnership, Phemus, Mr. J. Roderick Heller III, Capricorn and NHP Partners Two LLC, a Delaware limited liability company. The Warrants were issued as partial consideration for the acquisition by the Company of all the outstanding capital stock of NHP Partners, Inc. and all of the outstanding limited partnership interests in NHP Partners Two Limited Partnership. The Warrants have an exercise price of $36 per share and expire in June 2002. The Warrants were issued in a transaction not involving any public offering in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act.

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

     2.2 Amendment No. 1 to Real Estate Acquisition Agreement, dated as of June 13, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners LLC (*)

     2.3 Amendment No. 2 to Real Estate Acquisition Agreement, dated as of July 14, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners LLC (*)

     2.4 Stock Purchase Agreement, dated as of April 16, 1997, by and among Apartment Investment and Management Company, Demeter Holdings Coporation and Capricorn Investors, L.P. (3)

     3.1    Articles of Incorporation (*)

     3.2    Amended and Restated Bylaws (*)

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

     10.10 Multifamily Note, dated as of April 18, 1997, by Copperfield Partners, Ltd., a Texas limited partnership ("Copperfield"), payable to GMAC Commercial Mortgage Corporation, a California corporation ("GMAC"), in the principal sum of $3,577,000 (*)

     10.11 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of April 18, 1997, by Copperfield to J.C. Paxton for the benefit of GMAC (*)

     10.12 Exceptions to Non-Recourse Guaranty, dated as of April 18, 1997, by Apartment Investment and Management Company, a Maryland corporation and AIMCO Properties, L.P., with respect to Copperfield (*)

     10.13 Exceptions to Non-Recourse Guaranty with Respect to Yield Maintenance, dated as of April 18, 1997, by AIMCO and AIMCO Properties, L.P., with respect to Copperfield (*)

     10.14 Pledge and Security Agreement, dated as of April 18, 1997, by AIMCO Properties, L.P. in favor of GMAC (*)

     10.15 Purchase Agreement by and among Williamsberry Development Corporation, Colley Williamsberry Limited Partnership, Williamsberry Development Corp II, Colley Williamsberry L-2 Limited Partnership, Colbro Development L-2 B Corp., Colley Williamsberry L-2 Limited Partnership, AIMCO Bay Club, L.P. and AIMCO Holdings, L.P. (*)

     10.16 Acquisition and Contribution Agreement and Joint Escrow Instructions, dated April 11, 1997, by and between AIMCO Properties, L.P. and The Morton Towers Partnership (*)

   Exhibit
   Number   Description
   -------  -----------
     10.17  Second Amended and Restated Agreement of Limited Partnership of
            AIMCO Properties, L.P., dated as of July 29, 1994, among AIMCO-GP,
            Inc., as general partner, AIMCO-LP, Inc., as special limited partner, and AIMCO-GP, Inc., as attorney-in-fact for the limited partners (*)

     10.18 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1997, by AIMCO-GP, Inc. (*)

     27.1   Financial Data Schedule


     (*)    Previously filed.

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

            Current Report on Form 8-K, dated June 3, 1997, as amended by Amendments 1 and 2 thereto, relating to the acquisition by the Company of all of the outstanding common stock of NHP Partners, Inc. and all of the outstanding partnership interests of NHP Partners Two Limited Partnership; the acquisition by the Company of the Vinings at the Waterways; and the acquisition by the Company of two apartment communities located in Tustin, California, including the Combined Financial Statements of NHP
            Real Estate Companies, as of December 31, 1996 and 1995 and
            March 31, 1997, the Financial Statements of NHP Southwest Partners, L.P. as of December 31, 1996 and 1995, the Combined Financial Statements of NHP New LP Entities as of December 31, 1996 and 1995, the Combined Financial Statements of NHP Borrower Entities as of December 31, 1996 and 1995, and the Historical Summary of Gross Income and Certain Expenses (Summary) of The Bay Club at Aventura for the year ended December 31, 1996 and the three months ended March 31, 1997 (unaudited).

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

                                         REGISTRANT:

                                         APARTMENT INVESTMENT AND
                                         MANAGEMENT COMPANY

Date: August 18, 1997                   /s/ Leeann Morein
                                        -----------------
                                        Leeann Morein
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (duly authorized officer and principal
                                        financial officer)

                                        /s/ Patricia K. Heath
                                        ---------------------
                                        Patricia K. Heath
                                        Vice President and
                                        Chief Accounting Officer
                                        (principal accounting officer)