Form 10-Q/A
period 1997-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-10-06
CIK 922864

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

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1997                1996
                                                                          -----------        ------------
ASSETS                                                                    (Unaudited)
Real estate, net of accumulated depreciation of $156,104
  and $120,077                                                              $945,969           $745,145
Property held for sale                                                        25,945              6,769
Investment in unconsolidated subsidiary                                       57,231                  -
Investment in real estate partnerships                                       151,547                  -
Cash and cash equivalents                                                     21,521             13,170
Restricted cash                                                               17,963             15,831
Accounts receivable                                                           18,870              4,344
Deferred financing costs                                                       7,184             11,053
Other assets                                                                  26,660             31,361
                                                                          ----------           --------
Total assets                                                              $1,272,890           $827,673
                                                                          ----------           --------
                                                                          ----------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                     $  464,780           $242,110
Secured tax-exempt bond financing                                             74,799             75,497
Secured short-term financing                                                  71,878            192,039
Unsecured short-term financing                                                33,000             12,500
                                                                          ----------           --------
Total indebtedness                                                           644,457            522,146
                                                                          ----------           --------
Accounts payable, accrued and other liabilities                               56,997             16,299
Accrued management contract liability                                        106,615                  -
Resident security deposits and prepaid rents                                   6,353              4,316
                                                                          ----------           --------
Total liabilities                                                            814,422            542,761
                                                                          ----------           --------
Commitments and contingencies                                                      -                  -
Minority interest in other partnerships                                        6,625             10,386
Minority interest in Operating Partnership                                    63,366             58,777

Stockholders' equity:
  Class A Common Stock, $.01 par value, 150,000,000 shares
    authorized, 22,042,809 and 14,980,441 shares issued and outstanding          221                150
  Class B Common Stock, $.01 par value, 425,000 shares
    authorized, 325,000 shares issued and outstanding                              3                  3
  Preferred stock, $.01 par value, 10,000,000 authorized,
    none issued and outstanding                                                    -                  -
  Additional paid-in capital                                                 417,487            236,791
  Accumulated deficit                                                        (21,631)           (14,055)
  Notes due on Common Stock purchases                                         (7,603)            (7,140)
                                                                          ----------           --------
                                                                             388,477            215,749
                                                                          ----------           --------
                                                                          $1,272,890           $827,673
                                                                          ----------           --------
                                                                          ----------           --------





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

PURCHASE OF GENERAL AND LIMITED PARTNERSHIP INTERESTS, CAPTIVE INSURANCE SUBSIDIARY AND OTHER ASSETS

The historical cost of the assets and the liabilities assumed in connection with the purchase of NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (the "NHP Real Estate Companies") (see Note 6) were as follows:

    Real estate, net                                       $102,455
    Investment in real estate partnerships                   96,119
    Restricted cash                                           2,946
    Accounts receivable                                      12,784
    Other assets                                              3,495
    Secured notes payable                                   (83,667)
    Accounts payable, accrued and other liabilities         (37,482)
    Accrued management contract liability                   106,615
    Resident security deposits and prepaid rent                (416)

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

         The purchase price of the NHP Real Estate Companies includes the assumption of an unfavorable contract allocating cash flow to NHP in the event the property management contracts between NHP and the general partners of the property-owning partnerships are modified or terminated prior to maturity. See Note 10--Accrued Management Contract Liability.

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

NOTE 8 - SECURED SHORT-TERM FINANCING

         In February 1997, the Company repaid $25.6 million of floating rate indebtedness and $8.5 million of borrowings on the variable rate revolving credit facility with Bank of America (the "Credit Facility") with proceeds from a public offering of shares of Class A Common Stock (see Note 11). In addition, the Company used $5.1 million of restricted cash, which was held in escrow at December 31, 1996, to repay indebtedness assumed in connection with the acquisition of the Chesapeake Apartments in December 1996.

         In March 1997, the Company paid down the Credit Facility by $11.4 million with funds received in connection with the repayment by executive officers of notes due to the Company (see Note 11).

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

NOTE 9 - UNSECURED SHORT-TERM FINANCING

         The Company repaid $12.5 million incurred in connection with the purchase in 1996 of interests in limited partnerships with proceeds from a public offering of shares of Class A Common Stock completed in February 1997 (see Note 11).

         In April and June 1997, the Company borrowed an aggregate of $33.0 million in connection with the purchase of two properties. The loans are unsecured, bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.0%, and are unconditionally guaranteed by the Company.

NOTE 10 - ACCRUED MANAGEMENT CONTRACT LIABILITY

         Pursuant to a Master Property Management Agreement among NHP and certain NHP Real Estate Companies, such NHP Real Estate Companies have agreed to cause NHP to be retained as property manager for most of the NHP Properties throughout the 25 year term of the Master Property Management Agreement. As a result, the Master Property Management Agreement contractually allocates the cash flow stream of the underlying properties. If NHP is not retained as manager for any property, such NHP Real Estate Companies are generally obligated to pay a termination fee equal to 200% of the annualized fees previously received by NHP from the property. Therefore, in recording the acquisition of the NHP Real Estate Companies, the Company accrued a liability for the management contract in the amount of $106,615.

NOTE 11 - STOCKHOLDERS' EQUITY

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

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

          In May 1997, the Company sold 2.3 million shares of AIMCO Class A Common Stock at an average price of $28 per share in two public offerings. The net proceeds of approximately $63 million were used to repay the then outstanding indebtedness under the Company's Credit Facility of $56 million and to provide working capital of $7 million.

NOTE 12 - EARNINGS PER SHARE

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

NOTE 13 - REGISTRATION STATEMENTS

          In May 1997, AIMCO filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") which provides for the offering on a delayed or continuous basis of debt securities, preferred stock and AIMCO Class A Common Stock with an aggregate value of up to $1 billion. The shelf registration statement was declared effective in May 1997.

NOTE 14 - COMMITMENTS

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

NOTE 15 - PRO FORMA FINANCIAL STATEMENTS

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


NOTE 16- SUBSEQUENT EVENTS

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

For the three and six months ended June 30, 1997 and 1996, FFO was as follows (amounts in thousands):

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED            ENDED           ENDED
                                                 JUNE 30, 1997   JUNE 30, 1996    JUNE 30, 1997   JUNE 30, 1996
                                                 -------------   -------------    -------------   -------------
OPERATING ACTIVITIES
Income before minority interest in Operating
  Partnership                                       $ 6,039        $ 3,774           $11,464         $ 7,078
Extraordinary item                                        -              -               269               -
Real estate depreciation, net of
  minority interest in other
  partnerships                                        6,669          4,590            13,250           9,060
Amortization of management company
  goodwill                                              237            116               474             230
Equity in earnings of unconsolidated
  subsidiaries:
    Real estate depreciation                          1,263              -             1,263               -
    Deferred income taxes                               874              -               874               -
    Amortization of recoverable amount of
      management contracts                              150              -               150               -
    Real estate depreciation from investments
      in partnerships                                   697              -               697               -
                                                    -------        -------           -------         -------
Funds From Operations (FFO)                          15,929          8,480            28,441          16,368
                                                    -------        -------           -------         -------
Weighted average common shares, common share
  equivalents and OP Units outstanding               23,525         14,660            21,590          14,303
                                                    -------        -------           -------         -------
                                                    -------        -------           -------         -------


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

                                         REGISTRANT:

                                         APARTMENT INVESTMENT AND
                                         MANAGEMENT COMPANY

Date: October 3, 1997                   /s/ Leeann Morein
                                        -----------------
                                        Leeann Morein
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (duly authorized officer and principal
                                        financial officer)

                                        /s/ Patricia K. Heath
                                        ---------------------
                                        Patricia K. Heath
                                        Vice President and
                                        Chief Accounting Officer
                                        (principal accounting officer)