Form 10-Q
period 1997-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1997-11-14
CIK 922864

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ TO _______________________

Commission File Number 1-13232

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY
         (Exact name of registrant as specified in its charter)


           MARYLAND                                     84-1259577
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. BELLAIRE STREET, SUITE 1700, DENVER, COLORADO      80222-4348
(Address of principal executive offices)                   (Zip Code)

                             (303) 757-8101
          (Registrant's telephone number, including area code)

                             NOT APPLICABLE
     (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes  /X/     No / /

The number of shares of Class A Common Stock outstanding as of
  November 7, 1997:                                                 35,594,939

The number of shares of Class B Common Stock outstanding as of
  November 7, 1997:                                                    325,000

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                   FORM 10-Q

                                     INDEX

PART I.       FINANCIAL INFORMATION                                       PAGE
                                                                          ----
    Item 1.   Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
              (unaudited) and December 31, 1996                              3

              Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 1997 and 1996 (unaudited)           4

              Consolidated Statements of Cash Flow for the Nine
              Months Ended September 30, 1997 and 1996 (unaudited)           5

              Notes to Consolidated Financial Statements
              (unaudited)                                                    7


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     18

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk    28

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                             28

    Item 2.   Changes in Securities                                         29

    Item 5.   Other Information                                             30

    Item 6.   Exhibits and Reports on  Form 8-K                             30

    Signatures                                                              35

PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                     APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                             CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Share Data)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1997            1996
                                                                             ----            ----
ASSETS                                                                    (Unaudited)
Real estate, net of accumulated depreciation of $142,694
   and $120,077                                                           $1,107,545       $745,145
Property held for sale                                                        25,580          6,769
Investments held for sale                                                     25,025           -
Investments in and notes receivable from unconsolidated subsidiaries          19,960           -
Investment in and notes receivable from real estate partnerships             174,777           -
Investment in NHP Incorporated                                               123,078           -
Cash and cash equivalents                                                     45,775         13,170
Restricted cash                                                               22,019         15,831
Accounts receivable                                                           24,328          4,344
Deferred financing costs                                                       7,682         11,053
Other assets                                                                  32,426         31,361
                                                                          ----------       --------
Total assets                                                              $1,608,195       $827,673
                                                                          ----------       --------
                                                                          ----------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                       $492,977       $242,110
Secured tax-exempt bond financing                                             74,441         75,497
Secured short-term financing                                                  94,297        192,039
Unsecured short-term financing                                                     -         12,500
                                                                          ----------       --------
Total indebtedness                                                           661,715        522,146
                                                                          ----------       --------
Accounts payable, accrued and other liabilities                               72,533         16,299
Accrued management contract liability                                        106,615           -
Resident security deposits and prepaid rents                                   8,919          4,316
                                                                          ----------       --------
Total liabilities                                                            849,782        542,761
                                                                          ----------       --------
Commitments and contingencies                                                      -           -

Minority interest in other partnerships                                       19,355         10,386
Minority interest in Operating Partnership                                   111,632         58,777
Stockholders' equity:
  Unrealized gain on investments                                               1,175            -
  Class A Common Stock, $.01 par value, 150,000,000 shares
        authorized, 28,274,739 and 12,346,812 shares issued
        and outstanding                                                          283            150
  Class B Common Stock, $.01 par value, 425,000 shares
        authorized, 325,000 shares issued and outstanding                          3              3
  Non-voting Preferred Stock, $0.01 par value, 9,250,000
        shares authorized, none issued and outstanding                          -              -
  Class B Cumulative Convertible Preferred stock, $.01 par value,
        750,000 shares authorized, issued and outstanding                     75,000           -
  Additional paid-in capital                                                 606,799        236,791
  Distributions in excess of earnings                                        (25,375)       (14,055)
  Notes due on Common Stock purchases                                        (30,459)        (7,140)
                                                                          ----------       --------
  Total stockholders' equity                                                 627,426        215,749
                                                                          ----------       --------
  Total liabilities and stockholders' equity                              $1,608,195       $827,673
                                                                          ----------       --------
                                                                          ----------       --------

See accompanying notes to consolidated financial statements.

                     APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                                           FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                     --------------------------------------  --------------------------------------
                                                     SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                     ------------------  ------------------  ------------------  ------------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                        $47,364             $24,140             $127,083            $70,392
Property operating expenses                               (19,577)             (8,960)             (50,737)           (27,111)
Owned property management expense                          (1,610)               (658)              (4,344)            (1,999)
                                                          -------             -------             --------            -------
Income from property operations before depreciation        26,177              14,522               72,002             41,282
Depreciation                                               (8,802)             (4,656)             (23,848)           (13,716)
                                                          -------             -------             --------            -------
Income from property operations                            17,375               9,866               48,154             27,566
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
SERVICE COMPANY BUSINESS
Management fees and other income                            3,568               1,717                9,173              5,442
Management and other expenses                              (2,386)               (990)              (5,029)            (3,449)
Corporate overhead allocation                                (147)               (147)                (441)              (443)
Amortization of management company goodwill                  (237)               (114)                (711)              (344)
Other assets depreciation and amortization                    (75)                (62)                (236)              (154)
                                                          -------             -------             --------            -------
Income from service company business                          723                 404                2,756              1,052
Minority interests in service company business                 50                  (3)                  48                (10)
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
Company's share of income from service company business       773                 401                2,804              1,042
                                                          -------             -------             --------            -------
GENERAL AND ADMINISTRATIVE EXPENSES                          (624)               (394)              (1,408)              (943)
INTEREST EXPENSE                                          (12,755)             (5,850)             (33,359)           (16,775)
INTEREST INCOME                                             3,117                  31                4,458                242
MINORITY INTEREST IN OTHER PARTNERSHIPS                      (212)                 -                  (777)                -
EQUITY IN LOSSES OF UNCONSOLIDATED PARTNERSHIPS               (84)                 -                  (463)                -
EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES             542                  -                   456                 -
                                                          -------             -------             --------            -------
INCOME BEFORE EXTRAORDINARY ITEM, GAIN (LOSS) ON DISPOSITION
   OF PROPERTIES AND MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                              8,132               4,054               19,865             11,132
Extraordinary item - early extinguishment of debt              -                   -                  (269)                -
Gain (loss) on disposition of properties                     (169)                 64                 (169)                64
                                                          -------             -------             --------            -------
INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP    7,963               4,118               19,427             11,196
Minority interest in Operating Partnership                   (996)               (722)              (2,612)            (1,845)
                                                          -------             -------             --------            -------
NET INCOME                                                 $6,967              $3,396              $16,815             $9,351
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
Net income attributable to preferred stockholder             $835                  -                  $835                 -
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
Net income attributable to common stockholders             $6,132              $3,396              $15,980             $9,351
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
NET INCOME PER COMMON SHARE AND COMMON
   SHARE EQUIVALENT
   Income before extraordinary item, gain (loss) on
     disposition of properties net of minority interest
     in Operating Partnership and income attributable to
     preferred stockholder                                  $0.26               $0.26                $0.79              $0.76
   Extraordinary item - early extinguishment of debt           -                   -                 (0.01)                -
   Gain (loss) on disposition of properties                 (0.01)               0.01                (0.01)              0.01
                                                          -------             -------             --------            -------
   Net Income                                               $0.25               $0.27                $0.77              $0.77
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
DIVIDENDS PAID PER COMMON SHARE                           $0.4625              $0.425              $1.3875             $1.275
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------
WEIGHTED AVERAGE SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                                24,609              12,398               20,629             12,127
                                                          -------             -------             --------            -------
                                                          -------             -------             --------            -------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In Thousands)
                                 (Unaudited)

                                                                     For the             For the
                                                                Nine Months Ended    Nine Months Ended
                                                                September 30, 1997   September 30, 1996
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                        $  16,815            $  9,351
                                                                    ---------            --------
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                      26,595              14,801
    Loss (gain) on disposition of properties                              169                 (64)
    Minority interest in Operating Partnership                          2,612               1,845
    Minority interests in other partnerships                              777                   -
    Equity in losses of unconsolidated partnerships                       463                   -
    Equity in earnings of unconsolidated subsidiary                      (456)                  -
    Extraordinary loss on early extinguishment of debt                    269                   -
    (Increase) decrease from changes in operating assets:
       Restricted cash                                                   (137)              9,039
       Accounts receivable                                             (7,241)               (580)
       Other assets                                                    (7,308)             (3,299)
    Increase (decrease) from changes in operating liabilities:
       Accounts payable, accrued and other liabilities                 17,299                (707)
       Resident security deposits and prepaid rents                     3,578                 479
                                                                    ---------            --------
         Total adjustments                                             36,620              21,514
                                                                    ---------            --------
         Net cash provided by operating activities                     53,435              30,865
                                                                    ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of real estate                                       -              17,167
    Purchase of real estate                                           (86,205)            (10,998)
    Purchase of note receivable                                             -              (2,893)
    Purchase of general and limited partnership interests             (67,393)                  -
    Additions to property held for sale                                  (139)                  -
    Capital replacements                                               (5,166)             (4,008)
    Initial capital expenditures                                       (5,650)             (3,681)
    Construction in progress and capital enhancements                  (6,143)             (6,475)
    Purchase of office equipment and leasehold improvements            (1,113)               (300)
    Proceeds from sale of property held for sale                          231                   -
    Purchase of NHP mortgage loans                                    (39,918)                  -
    Purchase of NHP common stock                                     (121,437)                  -
    Purchase of Ambassador common stock                               (19,881)                  -
    Dividends received                                                 38,000                   -
                                                                    ---------            --------
         Net cash used in investing activities                       (314,814)            (11,188)
                                                                    ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of Class A Common Stock,
      net of underwriting and offering costs                          268,960                  45
    Principal repayments received on notes due from
      Officers on Class A Common Stock purchases                       10,323                   -
    Proceeds from issuance of Class B Preferred Stock                  75,000                   -
    Repurchase of common stock                                              -              (3,543)
    Proceeds from secured notes payable borrowings                     94,111                   -
    Proceeds from secured tax-exempt bond financing                         -              58,010
    Net borrowings on Credit Facility                                 153,180                   -
    Repayments from unsecured short-term financing                    (12,500)                  -
    Net proceeds from secured short-term financing                          -              23,300
    Principal repayments on secured notes payable                      (4,451)            (28,599)
    Principal repayments on secured tax-exempt bond financing          (1,056)            (48,363)
    Principal repayments on secured short-term financing             (258,922)                  -
    Payment of loan costs, net of proceeds from interest
      rate hedge                                                        1,346              (3,022)
    Payment of common stock dividends                                 (28,135)            (15,456)
    Payment of distributions to minority interest in
      Operating Partnership                                            (3,872)             (2,656)
    Payment of additional offering costs related to 1995
      common stock offering, dividend reinvestment plan
      and stock option plan                                                 -                (657)
                                                                    ---------            --------
         Net cash provided by (used in) financing activities          293,984             (20,941)
                                                                    ---------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   32,605              (1,264)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       13,170               2,379
                                                                    ---------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  45,775            $  1,115
                                                                    ---------            --------
                                                                    ---------            --------

See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                     Consolidated Statements of Cash Flow
        (In Thousands Except Share and Operating Partnership Unit Data)


NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE
Secured notes payable assumed in connection
  with purchase of real estate                              $ 63,446
Real estate purchased in exchange for
  1,897,794 Operating Partnership Units                       55,906
                                                            --------
                                                            $119,352
                                                            --------
                                                            --------


PURCHASE OF 53.3% INTEREST IN NHP INCORPORATED In May 1997, the Company acquired 2,866,071 shares of NHP Incorporated's ("NHP") common stock in exchange for 2,142,857 shares of AIMCO Class A Common Stock with a recorded value of $57,321. Subsequent to the purchase, the Company contributed the NHP common stock to AIMCO/NHP Holdings, Inc. ("ANHI"), an unconsolidated subsidiary formed in April 1997, in exchange for all of the shares of ANHI's nonvoting preferred stock, representing a 95% economic interest in ANHI. Concurrent with this contribution, ANHI obtained a loan in the amount of $72,600, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock. In August and September 1997, AIMCO purchased 5,717,000 shares of NHP common stock from ANHI for an aggregate purchase price of $114,397, and purchased an additional 434,049 shares from third parties, pursuant to the stock purchase agreement. Upon the completion of these transactions, AIMCO and ANHI owned a combined total of 6,930,122 shares of NHP common stock, representing 53.3% of NHP's outstanding common stock as of September 30, 1997 (see Note 8).

PURCHASE OF GENERAL AND LIMITED PARTNERSHIP INTERESTS, CAPTIVE INSURANCE SUBSIDIARY AND OTHER ASSETS

The historical cost of the assets and the liabilities assumed in connection with the purchase of NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (the NHP Real Estate Companies) (see Note 7) were as follows:

    Real estate, net                                       $ 174,545
    Investment in real estate partnerships                    89,526
    Restricted cash                                            6,051
    Accounts receivable                                       12,743
    Other assets                                               3,347
    Secured notes payable                                   (140,270)
    Accounts payable, accrued and other liabilities          (50,153)
    Accrued management contract liability                   (106,615)
    Resident security deposits and prepaid rent               (1,025)

REDEMPTION OF OPERATING PARTNERSHIP UNITS
During the nine months ended September 30, 1997, 558,601 Operating Partnership units with a recorded value of $8,555 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE
In the third quarter of 1997, the Company entered into contracts to sell five apartment communities with a net book value of $19.1 million. These assets, which were reclassified to Property held for sale (see Note 4), were sold in October 1997 (see Note 18).

ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS
During the nine months ended September 30, 1997, the Company issued notes receivable from officers for a total of $33.7 million in connection with the purchase of 1,125,000 shares of Class A Common Stock.

OTHER
During the nine months ended September 30, 1997, the Company reclassified $1,323 of Other assets to Real estate as a purchase price allocation adjustment. In addition, the Company wrote off $4,065 of Other assets allocable to limited partners in partnerships controlled by the Company, to Minority interest in other partnerships.

During the nine months ended September 30, 1997, the Operating Partnership issued an additional 198,218 Operating Partnership units with a recorded value of $6,653 in connection with the purchase of certain partnership interests.

During the nine months ended September 30, 1997 the Company recorded unrealized gains on investments held for sale of $1,175.

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                   Notes to Consolidated Financial Statements
                              September 30, 1997
                                 (Unaudited)


NOTE 1 - ORGANIZATION

         Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "Operating Partnership") through AIMCO-GP, Inc. and AIMCO-LP, Inc., wholly-owned subsidiaries which hold all of the Company's general and limited partnership interests in and a majority ownership of the Operating Partnership.

         At September 30, 1997, AIMCO had 28,274,739 shares of Class A Common Stock outstanding and the Operating Partnership had 4,936,230 Partnership Common Units ("OP Units") outstanding, for a combined total of 33,210,969 shares and OP Units in the Operating Partnership. The Company held an 85% interest in the Operating Partnership as of September 30, 1997.

         As of September 30, 1997, the Company, through its subsidiaries, owned or controlled 28,773 units in 109 apartment communities and had an equity interest in 87,182 units in 526 apartment communities. In addition, the Company manages 71,038 units in 394 apartment communities for third parties and affiliates, bringing the total owned and managed portfolio to 186,993 units in 1,029 apartment communities. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

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

         AIMCO/NHP Holdings, Inc. ("ANHI") is an unconsolidated subsidiary of the Company which owns 779,073 shares of common stock of NHP Incorporated ("NHP"), representing 6.0% of the shares outstanding as of September 30, 1997 (see Note 6). The Operating Partnership owns a 95% economic interest in ANHI through its ownership of 100% of the non-voting preferred stock of ANHI (the "ANHI Preferred Stock"). Certain directors and officers of AIMCO own a 5% economic interest in ANHI through their ownership of all of its outstanding shares of common stock. As a result of the controlling ownership interest in ANHI held by such directors and officers, the Company accounts for its interest in ANHI on the equity method.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             Notes to Consolidated Financial Statements (continued)


NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

         In connection with the purchase of the NHP Real Estate Companies, and through the acceptance of tender offers made to various limited partners, the Company purchased controlling interests in 3,176 units located in 14 apartment communities, which are presented on a consolidated basis (see Notes 3 and 7). In addition, the Company purchased non-controlling interests in partnerships which own 84,483 units in 520 apartment communities (see Note 7). The Company believes that it does not possess the power to control these partnerships in which it holds a general partner interest but owns less than a 50% interest in the partnership. The terms of these partnership agreements specify that the general partner must obtain the prior approval of a majority of the limited partners in order to implement major decisions regarding the disposal of real estate owned by the partnership. Therefore, the Company uses the equity method of accounting for these partnerships. The Company's interest in these properties is reflected as Investment in real estate partnerships.
         The acquisition of the NHP Real Estate Companies was accounted for as a purchase whereby the assets and liabilities were adjusted to estimated fair market value, based upon preliminary estimates, which are subject to change as additional information is obtained.

         The accompanying unaudited consolidated financial statements of the Company as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

NOTE 3 - REAL ESTATE

         During the nine months ended September 30, 1997, the Company purchased or acquired control of 21 apartment communities as described below. The cash portions of the acquisitions were funded with short-term unsecured financings, borrowings under the Company's Credit Facility or with working capital.

         The Company acquired the following apartment communities in unrelated transactions during the nine months ended September 30, 1997. The aggregate consideration paid by the Company of $191.5 million consisted of $72.2 million in cash, 1,897,794 OP Units with a total recorded value of $55.9 million and the assumption of $63.4 million of secured long-term indebtedness.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
              Notes to Consolidated Financial Statements (continued)


NOTE 3 - REAL ESTATE (CONTINUED)

         Date                                                           Number
         Acquired   Property                         Location          of Units
         --------   --------                         --------          --------
         4/97       Bay Club                         Aventura, FL           702
         6/97       Stonebrook                       Orlando, FL            244
         6/97       Tustin Woods/Californian*        Tustin, CA             292
         6/97       The Vinings at the Waterways     Aventura, FL           180
         7/97       Sawgrass                         Orlando, FL            208
         9/97       Los Arboles                      Chandler, AZ           232
         9/97       Morton Towers                    Miami Beach, FL      1,277
                                                                          -----
                                                                          3,135
                                                                          -----
                                                                          -----

         *The Company acquired a 45,000 square foot retail complex as part of the Tustin Woods/Californian acquisition.

         In connection with the acquisition of the NHP Real Estate Companies (see Note 7) and the acceptance of subsequent tender offers to limited partners, the Company acquired a controlling interest in 14 partnerships (the "Controlled NHP Partnerships"), which own 3,176
         units located in 14 apartment communities.   The portion of the
         aggregate purchase price for the NHP Real Estate Companies allocated to these general and limited partnership interests was approximately $174.5 million, including the assumption of approximately $140.3
         million of mortgage indebtedness.   Through its ownership, the Company
         has the ability to refinance or sell the properties held by the Controlled NHP Partnerships.

         Date                                                           Number
         Acquired   Property                         Location          of Units
         --------   --------                         --------          --------
         5/97       Elm Creek                        Chicago, IL            372
         5/97       Arbor Crossing                   Atlanta, GA            240
         5/97       Sandpiper Cove                   West Palm Beach, FL    416
         5/97       Lake Crossing                    Atlanta, GA            300
         5/97       Tara Bridge                      Atlanta, GA            220
         5/97       Cambridge Heights                Natchez, MS             94
         5/97       Newberry Park                    Chicago, IL             84
         5/97       Pride Gardens                    Jackson, MS             76
         5/97       Summer Chase                     Fort Smith, AR          72
         5/97       Lakehaven I                      Carol Stream, IL       144
         5/97       Lakehaven II                     Carol Stream, IL       348
         5/97       Point West                       Lenexa, KS             172
         5/97       Greens of Naperville             Naperville, IL         400
         5/97       100 Forest Place                 Oak Park, IL           238
                                                                          -----
                                                                          3,176
                                                                          -----
                                                                          -----

NOTE 4 - PROPERTY HELD FOR SALE

         Property held for sale primarily represents five apartment communities with a net book value of $19.1 million, which were under contract for sale as of September 30, 1997, and $6.5 million of other assets.
         These properties were classified as Real Estate in the prior year. Property held for sale is recorded at the lower of cost or fair value less estimated selling costs. The five apartment communities were sold during October 1997 for $22.7 million, resulting in a net gain after closing costs of $2.8 million (See Note 18).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             Notes to Consolidated Financial Statements (continued)


NOTE 5 - INVESTMENTS HELD FOR SALE

         In September 1997, the Company acquired 886,600 shares of Ambassador Apartments, Inc. ("Ambassador") common stock, a publicly traded real estate investment trust ("REIT"), for $19.8 million in cash. The shares acquired represent 8.45% of the Ambassador shares outstanding, as reported in Ambassador's Form 10-Q for the quarter ended June 30, 1997. The shares are being held for investment purposes, and are carried at their estimated market value as of September 30, 1997 and includes an unrealized gain of $1.2 million, which is included as a component of Stockholders' equity.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         In May 1997, the Company acquired 2,866,073 shares of NHP common stock from Demeter Holdings ("Demeter"), Capricorn Investors, L.P. ("Capricorn") and certain of Capricorn's limited partners (collectively, the "NHP Sellers") in exchange for 2,142,857 shares of the Company's Class A Common Stock with a recorded value of $57.3 million. Subsequent to the purchase, the Company contributed the NHP common stock to ANHI, in exchange for all of the shares of ANHI's non-voting preferred stock, representing a 95% economic interest in ANHI. Concurrently, ANHI obtained a loan in the amount of $72.6 million (the "ANHI Credit Facility") and used the proceeds from the loan to purchase 3,630,000 additional shares of NHP common stock from the NHP Sellers. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP common stock, representing 51.3% of NHP's outstanding common stock as of May 31, 1997.

         In two separate transactions, occurring in August and September 1997, ANHI sold to AIMCO 5,717,000 shares of NHP common stock for an aggregate purchase price of $114.4 million. ANHI used $74.3 million of the proceeds from the sale to repay the principal and accrued interest outstanding under the ANHI Credit Facility and distributed $40.0 million to the Operating Partnership and other shareholders. As of September 30, 1997, ANHI owns 779,073 shares of NHP common stock, which represents 6.0% of the NHP common stock outstanding.

         Summarized balance sheet and statement of operations information for ANHI as of September 30, 1997 and for the period from April 14, 1997 (inception) through September 30, 1997 (representing operations for the period from May 3, 1997, the date of purchase of 51.3% of NHP common stock to September 30, 1997) follows (in thousands):


         SUMMARIZED BALANCE SHEET INFORMATION                 SEPTEMBER 30, 1997
                                                              ------------------
         Total assets                                                    $20,464
         Stockholders' equity                                             20,464

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
              Notes to Consolidated Financial Statements (continued)


NOTE 6 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (Continued)

                                                           FOR THE PERIOD FROM
                                                         APRIL 14 (INCEPTION) TO
         SUMMARIZED STATEMENT OF OPERATIONS                SEPTEMBER 30, 1997
                                                         -----------------------
         Income from property operations                         $1,654
         Income from property management activities               7,450
         Interest expense, net of interest income                (5,079)
                                                                 ------
         Income before income taxes and minority interest         4,025
         Income tax provision                                    (1,882)
         Minority interest in NHP                                (2,819)
                                                                 ------
         Loss from continuing operations                           (676)
         Discontinued operations, net of tax                        602
                                                                 ------
         Net loss                                                  $(74)
                                                                 ------
                                                                 ------

         Loss attributable to preferred stockholder                $(70)
                                                                 ------
                                                                 ------
         Loss attributable to common stockholders                   $(4)
                                                                 ------
                                                                 ------

NOTE 7 - INVESTMENT IN AND NOTES RECEIVABLE FROM REAL ESTATE PARTNERSHIPS

         In June 1997, the Company completed the acquisition of the NHP Real Estate Companies from entities owned by Demeter, Phemus Corporation
         (an affiliate of Demeter), Capricorn and Mr. J. Roderick Heller, III, the Chairman, President and CEO of NHP, for $54.8 million in cash and warrants to purchase 399,999 shares of AIMCO Class A Common Stock at an exercise price of $36 per share. The NHP Real Estate Companies own interests in partnerships that own 87,659 conventional and affordable units in 534 apartment communities (the "NHP Properties"), a captive insurance company and other related assets. A substantial majority of the NHP Properties are currently managed by NHP pursuant to a long-term agreement.

         During the nine months ended September 30, 1997, the Company has made offers to the limited partners of 25 NHP partnerships to acquire their limited partnerships interests for cash or OP units. The Company has accepted tenders from certain limited partners, in exchange for $26.0 million and 198,218 OP units, valued at $6.7 million, resulting in the Company having a weighted average ownership in these partnerships of 47% as of September 30, 1997. In addition, during September 1997, the Company purchased the existing mortgages on three properties for an aggregate purchase price of $39.9 million, and land leases for two properties for $12.6 million. As a result of these transactions, 3,176 units located in 14 apartment communities are presented on a consolidated basis due to the control held by the Company. The remaining 84,483 units, located in 520 apartment communities, are presented under the equity method.

         The purchase price of the NHP Real Estate Companies includes the assumption of an unfavorable contract allocating cash flow to NHP in the event the property management contracts between NHP and the general partners of the property-owning partnerships are modified or terminated prior to maturity (see Note 12).

         The Company is currently engaged in a reorganization of its interests in the NHP Real Estate Companies, which will result in the majority of the assets of the NHP Real Estate Companies being owned by an unconsolidated limited partnership, in which the Operating Partnership will hold a 99% limited partnership interest, and certain directors and officers of AIMCO will, directly or indirectly, hold a 1% general partnership interest.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             Notes to Consolidated Financial Statements (continued)


NOTE 8 -  INVESTMENT IN NHP INCORPORATED

          In two separate transactions, occurring in August and September 1997, the Company purchased 5,717,000 shares of NHP common stock from ANHI for an aggregate purchase price of $114.4 million. In a separate transaction, occurring in September 1997, the Company acquired an additional 434,049 shares of NHP common stock for $7.0 million in cash and the issuance of 61,364 shares of AIMCO Class A Common Stock, bringing the aggregate number of shares of NHP common stock owned by AIMCO to 6,151,049, which represents a 47.3% ownership interest in NHP as of September 30, 1997.


NOTE 9 -  SECURED LONG-TERM FINANCING

          In April 1997, 23 partnerships controlled by the Company completed a $108 million refinancing of its secured, short-term, floating rate indebtedness with secured, 20-year, all-in fixed interest rate of 7.6%, fully amortizing debt (see Note 10). The loans are secured by 27 multifamily apartment communities owned by such partnerships. In connection with this refinancing, the Company received proceeds of $3.4 million from two interest rate swaps accounted for as a hedge. The gain on the swaps was deferred and will be amortized over the 20 year life of the debt.

          During the nine months ended September 30, 1997, the Company assumed $63.4 million in notes payable secured by first trust deeds in connection with the purchases of the Bay Club, Stonebrook and The Vinings apartments.

          In connection with the acquisition of the NHP Real Estate Companies, the Company has consolidated long-term indebtedness totaling $105.7 million, which is secured by 14 properties held by partnerships in which the Company purchased a controlling interest. The indebtedness bears interest at fixed rates ranging from 6.05% to 9.50% and matures at various dates through 2029.


NOTE 10 - SECURED SHORT-TERM FINANCING

          The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to fund real estate investments, including a variable rate revolving credit facility with Bank of America (the "Credit Facility") as well as various fixed and floating rate term loans. As of December 31, 1996, the Company has secured short-term borrowings outstanding totaling $192.0 million. During the nine months ended September 30, 1997, the Company borrowed an additional $174.0 million and repaid $271.7 million under these borrowing arrangements, resulting in $94.3 million of secured short-term borrowings outstanding as of September 30, 1997, of which $74.0 million were repaid in October 1997 with proceeds from the issuance of AIMCO Class A Common Stock (see Note 13).

          In May 1997, the Company increased its maximum amount available under the Credit Facility from $50 million to $100 million. The interest rate is LIBOR plus 1.45% unless borrowings exceed 60% of the aggregate collateral value, in which case, the interest rate is LIBOR plus 1.70%. The Credit Facility matures in August 1998 and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. As borrowings exceeded 60% of the aggregate collateral value during the quarter ended September 30, 1997, the interest rate charged on the outstanding borrowings was LIBOR plus 1.70% (7.33% at September 30, 1997). The outstanding balance under the Credit Facility as of September 30, 1997 was $74.0 million which, as noted above, was repaid in October 1997 with proceeds received from the sale of 7,000,000 shares of Class A Common Stock (see Note 13).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             Notes to Consolidated Financial Statements (continued)


NOTE 10 - SECURED SHORT-TERM FINANCING (Continued)

          In March 1997, the Company entered into an interest rate swap agreement with a major investment banking company, having a notional principal amount of $100 million, in anticipation of refinancing certain floating rate indebtedness to expected 15 year fixed-rate indebtedness in the fourth quarter of 1997. A second interest rate swap agreement was executed in September 1997, having a notional principal amount of $75 million. The interest rate swap agreements mature on December 3, 1997 and fix the twelve and ten year treasury rates at 7.019% and 6.179%, respectively. Based on the fair value of the interest rate swaps at September 30, 1997, the Company has a potential loss of approximately $7.9 million, which is expected to be amortized over the life of the refinanced debt.


NOTE 11 - UNSECURED SHORT-TERM FINANCING

          The Company repaid $12.5 million incurred in connection with the 1996 purchase of interests in limited partnerships with proceeds from a public offering of shares of Class A Common Stock completed in February 1997 (see Note 13).

NOTE 12 - ACCRUED MANAGEMENT CONTRACT LIABILITY

          Pursuant to a Master Property Management Agreement among NHP and certain NHP Real Estate Companies, the NHP Real Estate Companies have agreed to cause NHP to be retained as property manager for most of the NHP Properties throughout the 25 year term of the Master Property Management Agreement. As a result, the Master Property Management Agreement contractually allocates the cash flow stream of the underlying properties. If NHP is not retained as manager for any property, the NHP Real Estate Companies are generally obligated to pay a termination fee equal to 200% of the annualized fees previously received by NHP from the property. Therefore, in recording the acquisition of the NHP Real Estate Companies, the Company has accrued a liability for the management contract in the amount of $106,615 as of September 30, 1997, which is fully offset by increases in Real estate and Investments in and notes receivable from real estate partnerships.

NOTE 13 - STOCKHOLDERS' EQUITY

          In February 1997, the Company completed a public offering of 2,015,000 shares of AIMCO Class A Common Stock (including 15,000 shares subject to the underwriter's overallotment option) at a public offering price of $26.75 per share. The net proceeds of approximately $51.0 million were used to repay a portion of the Company's indebtedness incurred in connection with acquisitions completed in November and December 1996.

          In March 1997, certain executive officers of the Company (or entities controlled by them) repaid $11.4 million of their $18.6 million in notes payable to the Company which were executed for the purchase in 1996 of 895,250 shares of AIMCO Class A Common Stock by these executive officers.

          In May 1997, the Company sold 2,300,000 million shares of AIMCO Class A Common Stock at an average price of $28 per share in two public offerings. The net proceeds of approximately $63.0 million were used to repay the then outstanding indebtedness under the Company's Credit Facility of $56 million and to provide working capital of $7 million.

          APARTMENT INVESTMENT AND MANAGEMENT COMPANY
          Notes to Consolidated Financial Statements (continued)


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

          In July 1997, the Company sold 1,100,000 newly issued shares of AIMCO Class A Common Stock at a price of $30 per share, the closing price of the stock on the date of purchase, to certain members of the Company's senior management. In payment for the stock, such members of senior management executed notes payable to AIMCO totaling $33.0 million (of which, $9.9 million has been repaid), bearing interest at 7.25% per annum, payable quarterly, and due in ten years. The stock purchase notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed.

          In August 1997, the Company sold 750,000 shares of newly issued AIMCO Class B Cumulative Convertible Preferred Stock ("AIMCO Class B Preferred Stock") for gross proceeds of $75.0 million in cash to an institutional investor, in a private transaction. Holders of the AIMCO Class B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, quarterly cash dividends per share equal to the greater of $1.78125 or the cash dividends declared on the number of shares of AIMCO Class A Common Stock into which one share of AIMCO Class B Preferred Stock is convertible. Each share of AIMCO Class B Preferred Stock is convertible at the option of the holder, beginning in August 1998, into 3.28407 shares of AIMCO Class A Common Stock, subject to certain anti-dilution adjustments. The AIMCO Class B Preferred Stock is senior to the AIMCO Class A Common Stock as to dividends and liquidation. The proceeds from the sale of the AIMCO Class B Preferred Stock were used to repay borrowings outstanding under the Credit Facility and to provide working capital.

          In August and September 1997, the Company issued an aggregate of 5,052,418 shares of AIMCO Class A Common Stock to institutional investors for aggregate net proceeds of approximately $156.9 million. AIMCO used $114.4 million of such proceeds to purchase 5,717,000 shares of NHP Common Stock from ANHI, used $7.0 million to purchase 351,974 additional shares of NHP Common Stock from a third party pursuant to a stock purchase agreement, and contributed the remaining $35.5 million to the Operating Partnership. An additional 61,364 shares of AIMCO Class A Common Stock were issued in exchange for 82,074 shares of NHP common stock.

          An additional 7,000,000 shares of AIMCO Class A Common Stock were issued during October 1997, at a price of $36.50 per share, resulting in net proceeds of $242.5 million (See Note 18).

NOTE 14 - EARNINGS PER SHARE

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

NOTE 15 - REGISTRATION STATEMENTS

          In April 1997, AIMCO filed a shelf registration statement with the Securities and Exchange Commission ("the "SEC") which provides for the offering on a delayed or continuous basis of debt securities, preferred stock and AIMCO Class A Common Stock with an aggregate value of up to $1 billion. The shelf registration statement was declared effective in May 1997. Subsequent to the shelf registration, the Company has issued 14,352,418 shares of newly issued AIMCO Class A Common Stock in exchange for cash proceeds of $462.4 million.

          APARTMENT INVESTMENT AND MANAGEMENT COMPANY
          Notes to Consolidated Financial Statements (continued)


NOTE 16 - COMMITMENTS

          On April 21, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with NHP and AIMCO/NHP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AIMCO ("Merger Sub"). Pursuant to the Merger Agreement, the Merger Sub will be merged with and into NHP (the "Merger"), with NHP being the surviving corporation after the Merger and becoming a wholly owned subsidiary of the Company. Upon consummation of the Merger, each outstanding share of NHP common stock, other than the NHP common stock held by NHP, the Company or Merger Sub, will be converted into the right to receive, at the election of the holder, either: (i) 0.74766 shares of AIMCO Class A Common Stock ("Stock Consideration"); or
          (ii) a combination of 0.37383 shares of AIMCO Class A Common Stock and $10 in cash ("Mixed Consideration"). The Merger requires the affirmative vote of: (i) a majority of the outstanding shares of NHP common stock and (ii) at least 66 2/3% of the outstanding shares of NHP common stock, excluding shares deemed to be owned by the Company or its affiliates. In addition, under the rules of the New York
          Stock Exchange, the issuance of shares of AIMCO Class A Common Stock in the Merger requires the affirmative vote of a majority of the votes cast at a meeting of the Company at which the total votes cast represent over 50% of all shares of AIMCO Class A Common Stock entitled to vote thereon. A special meeting of shareholders to approve the merger with NHP has been scheduled for December 8, 1997.

          In accordance with the Merger Agreement, on May 9, 1997, NHP distributed to each stockholder of record as of May 2, 1997, one right ("Right") for each outstanding share of NHP common stock. Each Right entitles the holder thereof to receive, subject to certain conditions, on the earlier of the effective time of the Merger or December 1, 1997, if the Merger has not yet occurred, subject to deferral if any required consents, filings or approvals have not yet been obtained (the "Maturity Time"), one third of a share of the WMF Group, Ltd., a wholly-owned subsidiary of NHP ("WMF") (the "WMF Spin-off"). If the distribution of WMF stock has not occurred by December 1, 1997, the holders of the Rights may receive an additional cash amount equal to $3.05 for each share of NHP common stock held by them.

          The Merger Agreement provides that NHP will contribute cash to WMF, forgive indebtedness of WMF or any combination thereof, in an aggregate amount equal to NHP's best estimate (subject to AIMCO's reasonable approval) of the amount, if any, by which (i) NHP's earnings before interest, taxes, depreciation and amortization, less the amount of cash payments made or obligated to be made in respect of taxes and interest during the period from February 1, 1997 to the Maturity Time and less $500,000 per month (or a ratable portion thereof) included in such period, exceeds (ii) the termination, severance and transaction costs incurred by NHP with respect to the Merger and the WMF Spin-Off during that same period.

NOTE 17 - PRO FORMA FINANCIAL STATEMENTS

          During the nine months ended September 30, 1997, the Company purchased the NHP Real Estate Companies and, together with an unconsolidated subsidiary, purchased a 53.3% interest in NHP. The following unaudited Pro Forma Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 have been prepared as if the above described transactions had occurred at the beginning of the periods being reported. The following Pro Forma Financial Information is based, in part, on the following historical financial statements:

          APARTMENT INVESTMENT AND MANAGEMENT COMPANY
          Notes to Consolidated Financial Statements (continued)


NOTE 17 - PRO FORMA FINANCIAL STATEMENTS (Continued)

          (i) the unaudited financial data of the Company for the nine months ended September 30, 1997 and 1996; (ii) the unaudited Consolidated Financial Statements of NHP for the nine months ended September 30, 1997 and 1996 (which have been restated to reflect NHP's subsidiary, WMF Group, Ltd., as a discontinued operation); and
          (iii) the unaudited Combined Financial Statements of the NHP Real Estate Companies for the five months ended May 31, 1997 and the nine months ended September 30, 1996.

          The pro forma financial statements are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)
                                                    FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1997             1996
                                                  -------------    -------------
 RENTAL PROPERTY OPERATIONS
 Rental and other property revenues                 $133,742         $82,281
 Property operating expenses                         (53,679)        (33,560)
 Owned property management expense                    (4,626)         (2,493)
                                                    --------         -------
 Income from property operations before
  depreciation                                        75,437          46,228
 Depreciation                                        (25,194)        (16,010)
                                                    --------         -------
 Income from property operations                      50,243          30,218
                                                    --------         -------
 SERVICE COMPANY BUSINESS
 Management fees and other income                     10,578          10,711
 Management and other expenses                        (7,950)         (9,718)
 Corporate overhead allocation                          (441)           (443)
 Amortization of management company goodwill            (711)           (344)
 Other assets depreciation and amortization             (236)           (154)
                                                    --------         -------
 Income from service company business                  1,240              52
 Minority interests in service company business           48             (10)
                                                    --------         -------
 Company's share of income from service
   company business                                    1,288              42
                                                    --------         -------
 GENERAL AND ADMINISTRATIVE EXPENSES                  (1,408)           (943)
 INTEREST EXPENSE                                    (38,381)        (25,572)
 INTEREST INCOME                                       4,998           1,312
 MINORITY INTEREST IN OTHER
   PARTNERSHIPS                                         (777)          3,774
 EQUITY IN LOSSES OF UNCONSOLIDATED
   PARTNERSHIPS                                       (3,683)         (3,882)
 EQUITY IN EARNINGS OF UNCONSOLIDATED
   SUBSIDIARY                                          1,169             176
                                                    --------         -------
 INCOME BEFORE EXTRAORDINARY ITEM AND
   MINORITY INTEREST IN OPERATING PARTNERSHIP         13,449           5,125
 Extraordinary item - early extinguishment of
   debt                                                 (269)             -
 Gain (loss) on disposition of properties               (169)             64
                                                    --------         -------
 INCOME BEFORE MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                        13,011           5,189
 Minority interest in Operating Partnership           (1,735)           (732)
                                                    --------         -------
 NET INCOME                                          $11,276          $4,457
                                                    --------         -------
                                                    --------         -------
 Net income attributable to preferred stockholder    $   835          $   -
                                                    --------         -------
                                                    --------         -------
 Net income attributable to common stockholders      $10,441          $4,457
                                                    --------         -------
                                                    --------         -------
 NET INCOME PER COMMON SHARE AND COMMON SHARE
   EQUIVALENT                                          $0.48           $0.31
                                                    --------         -------
                                                    --------         -------
 WEIGHTED AVERAGE COMMON SHARES AND COMMON
   SHARE EQUIVALENTS OUTSTANDING                      21,625          14,332
                                                    --------         -------
                                                    --------         -------

          APARTMENT INVESTMENT AND MANAGEMENT COMPANY
          Notes to Consolidated Financial Statements (continued)


NOTE 18 - SUBSEQUENT EVENTS

          INVESTMENT IN REAL ESTATE

          On October 3, 1997, the Company purchased the debt secured by the first lien deed of trust on the Elm Creek property for $20.7 million in cash.

          PURCHASE OF WINDWARD APARTMENTS

          On October 15, 1997, the Company purchased Windward at the Villages Apartments, a 196-unit apartment community located in West Palm Beach, Florida, for $10.8 million in cash.

          DIVIDEND DECLARED

          On October 24, 1997, the AIMCO Board of Directors declared a cash dividend of $0.4625 per share of AIMCO Class A Common Stock for the quarter ended September 30, 1997, payable on November 14, 1997 to stockholders of record on November 7, 1997.

          SALE OF COMMON STOCK

          The Company issued 7,000,000 million shares of AIMCO Class A Common Stock on October 27, 1997 under its existing shelf registration (see Note 15). The net proceeds from the sale totaled $242.5 million, which were used to fund certain property acquisitions, as discussed below, repay the $74.0 million outstanding balance on the Credit Facility and provide working capital.

          PURCHASE OF WINTHROP PORTFOLIO

          On October 31, 1997, the Company purchased 8,175 units in 35 apartment communities from sellers affiliated with Winthrop
          Financial Associates. The aggregate purchase price of approximately $263.5 million (including $10.0 million of transaction costs) was comprised of $255.2 million in cash and the assumption of $8.3 million in existing mortgage indebtedness. The purchase price was based on arms-length negotiations between the Company and the sellers. The Company financed a portion of the cash purchase price through the issuance of 33 mortgage notes to GMAC Commercial Mortgage Corporation, in an aggregate amount of $120.0 million, each of which is secured by one of the properties acquired, and $19.1 million in bridge loan financing from GMAC Commercial Mortgage Corporation, secured by one of the properties. None of the 33 mortgage notes or bridge financing is cross collateralized or subject to any cross default provisions. The apartment communities acquired are income generating apartment properties. The Company intends to continue to utilize the assets acquired in the same manner as they were employed prior to the acquisition.

          SALE OF PROPERTIES

          In October 1997, the Company sold five apartment communities totaling 916 apartment units for $22.7 million in cash, resulting in a $2.8 million gain. These properties are classified as Property held for sale on the September 30, 1997 consolidated balance sheet.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 1997, the Company owned or managed 186,993 apartment units, comprised of 28,773 units in 109 apartment communities owned or controlled by the Company (the "Owned Properties"), 87,182 units in 526 apartment communities in which the Company has an equity interest and 71,038 units in 394 apartment communities which the Company manages for third parties and affiliates. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

On April 21, 1997, the Company entered into a Merger Agreement with NHP, pursuant to which the Company and NHP have agreed to merge. In May 1997, the Company acquired 2,866,073 shares of NHP common stock in exchange for 2,142,857 shares of the Company's Class A Common Stock. Subsequent to the purchase, the Company contributed the NHP common stock to ANHI in exchange for all of the shares of ANHI's non-voting Preferred Stock. Concurrently, ANHI obtained a loan in the amount of $72.6 million and used the proceeds to purchase 3,630,000 additional shares of NHP common stock. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP common stock representing 51.3% of NHP's outstanding common stock as of May 31, 1997.

In two separate transactions, occurring in August and September 1997, the Company purchased 5,717,000 shares of NHP common stock from ANHI, for an aggregate purchase price of $114.4 million. ANHI used $74.3 million of the proceeds from the sale to repay the principal and accrued interest outstanding under the ANHI Credit Facility and distributed $40.0 million to the Operating Partnership and other shareholders. In September 1997, the Company acquired an additional 434,049 shares of NHP common stock pursuant to the purchase agreement, bringing the aggregate number of shares of NHP common stock owned by the Company and ANHI at September 30, 1997 to 6,930,122, which represents a 53.3% ownership interest in NHP.

NHP provides a broad array of real estate services, including property management and asset management as well as a group of related services including equity investments, purchasing, risk management and home health care. NHP also has controlling interests in partnerships which own 2,905 units in 12 apartment communities.

In June 1997, the Company acquired the NHP Real Estate Companies, which own general and limited partnership interests in 534 conventional and affordable multifamily apartment communities containing 87,659 apartment units, a captive insurance subsidiary and certain related assets, for $54.8 million in cash and warrants to purchase 399,999 shares of AIMCO Class A Common Stock at an
exercise price of $36 per share.   Subsequent to the purchase, the Company has
tendered for the unaffiliated limited partnership interests in certain partnerships in which the Company itself, or through its purchase of the NHP Real Estate Companies, holds general or limited partnership interests. As of September 30, 1997, the Company has a weighted average ownership interest of 47% in the real estate partnerships. As a result of these transactions, the Company consolidates the results of operations of 14 of these partnerships, which own 14 apartment properties, consisting of 3,176 apartment units, due to the extent of the Company's control over these partnerships. The operations of the remaining 520 apartment communities consisting of 84,483 units are presented using the equity method.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to:
financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET INCOME

The Company recognized net income of $16,815,000 for the nine months ended September 30, 1997 compared to $9,351,000 for the nine months ended September 30, 1996. The increase in net income of $7,464,000, or 79.8%, was primarily the result of the following:

- the acquisition of 9,909 units located in 40 apartment communities during the period from April 1996 to December 1996 (the "1996 Acquisitions");
- the acquisition of 3,135 units located in seven apartment communities in the second and third quarters of 1997 (the "1997 Acquisitions);
- the acquisition, through an unconsolidated subsidiary, of 53.3% of the shares of common stock of NHP in May 1997; and
- the acquisition of the NHP Real Estate Companies in June 1997, and subsequent third quarter tender offers.

The increase in net income is partially offset by the sale of four properties in August 1996 (the "1996 Sold Properties"), increased real estate depreciation and increased interest expense associated with indebtedness which was assumed or incurred in connection with the 1996 Acquisitions, the 1997 Acquisitions and the acquisition of the NHP Real Estate Companies.
These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $127,083,000 for the nine months ended September 30, 1997, compared to $70,392,000 for the nine months ended September 30, 1996, an increase of $56,691,000, or 80.5%. Rental and other property revenues consisted of the following (in thousands):

                                                Nine months      Nine months
                                                   ended            ended
                                                September 30,    September 30,
                                                    1997             1996
                                                -------------    -------------
 "Same store" properties                           $59,558          $57,611
 1996 Acquisitions                                  51,273            5,752
 1997 Acquisitions                                   6,141                -
 Controlled NHP Partnerships acquired in
   connection with the acquisition of the NHP
   Real Estate Companies                             5,234                -
 Properties in lease-up after the completion
   of an expansion or renovation                     4,877            3,666
 1996 Sold Properties                                    -            3,363
                                                  --------          -------
 Total                                            $127,083          $70,392
                                                  --------          -------
                                                  --------          -------

Average monthly rent per occupied unit for the same store properties at September 30, 1997 and 1996 was $557 and $562, respectively, reflecting a decrease of 0.9%. Weighted average physical occupancy for the properties decreased to 94.85% at September 30, 1997 from 94.95% at September 30, 1996, reflecting a decrease of 0.1%.

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $50,737,000 for the nine months ended September 30, 1997, compared to $27,111,000 for the nine months ended September 30, 1996, an increase of $23,626,000 or 87.1%. Operating expenses consisted of the following (in thousands):

                                                Nine months      Nine months
                                                    ended            ended
                                                September 30,    September 30,
                                                     1997             1996
                                                -------------    -------------
 "Same store" properties                           $23,029          $22,465
 1996 Acquisitions                                  21,308            1,639
 1997 Acquisitions                                   2,268                -
 Controlled NHP Partnerships acquired in
   connection with the acquisition
   of the NHP Real Estate Companies                  2,252                -
 Properties in lease-up after the completion
   of an expansion or renovation                     1,880            1,218
 1996 Sold Properties                                    -            1,789
                                                  --------          -------
 Total                                             $50,737          $27,111
                                                  --------          -------
                                                  --------          -------

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $4,344,000 for the nine months ended September 30, 1997, compared to $1,999,000 for the nine months ended September 30, 1996, an increase of $2,345,000, or 117.3%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of the NHP Real Estate Companies.

SERVICE COMPANY BUSINESS

The Company's share of income from the Service Company Business was $2,804,000 for the nine months ended September 30, 1997, compared to $1,042,000 for the nine months ended September 30, 1996. The increase of $1,762,000 is due to the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests which provide for certain partnership and administrative fees, and a captive insurance subsidiary acquired in connection with the acquisition of the NHP Real Estate Companies in June 1997, offset by decreased commercial asset management revenues. The commercial asset management contracts expired on March 31, 1997.

INTEREST EXPENSE

Interest expense totaled $33,359,000 for the nine months ended September 30, 1997, compared to $16,775,000 for the nine months ended September 30, 1996. Interest expense, which includes amortization of deferred financing costs, for the nine months ended September 30, 1997, increased by $16,584,000, or 98.9%, from the nine months ended September 30, 1996. The increase consists of the following (in thousands):

          Interest expense on secured short-term and long-term
           indebtedness incurred in connection with the 1996
           Acquisitions                                                  $8,839

          Interest expense on secured and unsecured short-term
           and long-term indebtedness incurred in connection
           with the 1997 Acquisitions                                     3,042

          Interest expense on secured and unsecured short-term
           and long-term indebtedness incurred in connection
           with the acquisition of the NHP Real Estate Companies          2,588

          Write-off of unamortized loan costs upon the
           prepayment of bridge financing incurred in connection
           with the 1996 Acquisitions                                       623

          Increase in interest expense on the Credit Facility
           due to borrowings used in connection with the
           refinancing of short-term indebtedness in April 1997
           and the purchase of the NHP Real Estate Companies in
           June 1997, net of decreased interest expense on
           existing indebtedness due to principal amortization            1,492
                                                                        -------

          Total increase                                                $16,584
                                                                        -------
                                                                        -------

INTEREST INCOME

Interest income totaled $4,458,000 for the nine months ended September 30, 1997, compared to $242,000 for the nine months ended September 30, 1996. The increase of $4,216,000 is primarily due to interest earned on notes receivable from certain partnerships acquired in connection with the 1996 Acquisitions and the acquisition of the NHP Real Estate Companies in June 1997.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET INCOME

The Company recognized net income of $6,967,000 for the three months ended September 30, 1997, compared to $3,396,000 for the three months ended September 30, 1996. The increase in net income of $3,571,000, or 105.2% was primarily the result of the 1996 Acquisitions, the 1997 Acquisitions, the acquisition of 53.3% of the common stock of NHP in May and September 1997 and the acquisition of the NHP Real Estate Companies.

The increase in net income is partially offset by the sale of the 1996 Sold Properties in August 1996, increased real estate depreciation and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $47,364,000 for the three months ended September 30, 1997, compared to $24,140,000 for the three months ended September 30, 1996, an increase of $23,224,000, or 96.2%. Rental and other property revenues consisted of the following (in thousands):

                                               Three months      Three months
                                                  ended              ended
                                              September 30,      September 30,
                                                  1997               1996
                                              -------------      --------------
 "Same store" properties                         $20,054            $19,564
 1996 Acquisitions                                17,587              2,767
 1997 Acquisitions                                 4,177                  -
 Controlled NHP Partnerships acquired in
   connection with the acquisition of the
   NHP Real Estate Companies                       3,918                  -
 Properties in lease-up after the
   completion of an expansion or renovation        1,628              1,321
 1996 Sold Properties                                  -                488
                                                 -------            -------
 Total                                           $47,364            $24,140
                                                 -------            -------
                                                 -------            -------

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $19,577,000 for the three months ended September 30, 1997, compared to $8,960,000 for the three months ended September 30, 1996, an increase of $10,617,000 or 118.5%. Operating expenses consisted of the following (in thousands):

                                               Three months     Three months
                                                  ended             ended
                                              September 30,     September 30,
                                                   1997              1996
                                              -------------     -------------
 "Same store" properties                          $8,144            $7,619
 1996 Acquisitions                                 7,554               691
 1997 Acquisitions                                 1,451                 -
 Controlled NHP Partnerships acquired in
   connection with the acquisition of the NHP
   Real Estate Companies                           1,689                 -
 Properties in lease-up after the completion
   of an expansion or renovation                     739               420
 1996 Sold Properties                                  -               230
                                                 -------            ------
 Total                                           $19,577            $8,960
                                                 -------            ------
                                                 -------            ------

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $1,610,000 for the three months ended September 30, 1997, compared to $658,000 for the three months ended September 30, 1996, an increase of $952,000, or 144.7%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of the NHP Real Estate Companies.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $773,000 for the three months ended September 30, 1997, compared to $401,000 for the three months ended September 30, 1996. The increase in income of $372,000 was due to increased revenues from the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests, which provide for certain partnership and administrative fees, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997. The increase in revenues was offset by the loss of commercial asset management revenues as a result of the scheduled termination of asset management contracts at March 31, 1997.

INTEREST EXPENSE

Interest expense totaled $12,755,000 for the three months ended September 30, 1997, compared to $5,850,000 for the three months ended September 30, 1996. Interest expense, which includes amortization of deferred financing costs, for the three months ended September 30, 1997, increased by $6,905,000, or 118.0%, from the three months ended September 30, 1996. The increase consists of the following (in thousands):

     Interest expense on secured short-term and long-term
      indebtedness incurred in connection with the 1996
      Acquisitions                                                       $2,755

     Interest expense on secured and unsecured short-term and
      long-term indebtedness incurred in connection with the
      1997 Acquisitions                                                   1,821

     Interest expense on secured and unsecured short-term and
      long-term indebtedness incurred in connection with the
      acquisition of the NHP Real Estate Companies                        1,849

     Increase in interest expense on the Credit Facility due to borrowings used in connection with the refinancing of
      short-term indebtedness in April 1997 and the purchase of
      the NHP Real Estate Companies in June 1997, net of
      decreased interest expense on existing indebtedness due to
      principal amortization                                                480
                                                                         ------
     Total increase                                                      $6,905
                                                                         ------
                                                                         ------
INTEREST INCOME

Interest income totaled $3,117,000 for the three months ended September 30, 1997, compared to $31,000 for the three months ended September 30, 1996. The increase of $3,086,000, is primarily due to interest earned on notes receivable from certain partnerships acquired in connection with the 1996 Acquisitions and the acquisition of the NHP Real Estate Companies in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $45,775,000 in cash and cash equivalents. In addition, the Company had $22,019,000 of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities, and funds available under its Credit Facility, to be adequate to meet short-term liquidity demands. The Company utilizes the Credit Facility for general corporate purposes and to fund investments on an interim basis. In May 1997, the Company increased the maximum amount available under the Credit Facility from $50 million to $100 million. The outstanding borrowings under the Credit Facility bear interest at LIBOR plus 1.45%, if the outstanding borrowings do not exceed 60% of the collateral value, or LIBOR plus 1.70%, if outstanding borrowings are greater than 60% of the collateral value. The Credit Facility matures in August 1998 and, subject to certain customary conditions, the outstanding balance may be converted to a three year term loan. As borrowings made during the quarter ended September 30, 1997 exceeded 60% of the collateral value, the interest rate charged on the outstanding borrowings was LIBOR plus 1.70% (7.33% at September 30, 1997). The Company had outstanding borrowings under the Credit Facility at September 30, 1997 of $74.0 million, which were repaid in October 1997 with proceeds received from the sale of 7,000,000 shares of AIMCO Class A Common Stock.

During the nine months ended September 30, 1997, the Company repaid $25.6 million of secured short-term indebtedness, $12.5 million of unsecured short-term indebtedness and $125.2 million of the balance outstanding from time to time under the Credit Facility with proceeds from private offerings of AIMCO Class A Common Stock, funds received in connection with the repayment of notes due to the Company from certain executive officers of the Company (or entities controlled by them) related to their purchase of AIMCO Class A Common Stock and the private placement of AIMCO Class B Preferred Stock.

In March 1997, the Company entered into an interest rate swap agreement with a major investment banking company, having a notional principal amount of $100 million, in anticipation of refinancing certain floating rate indebtedness to expected 15 year fixed-rate indebtedness in the fourth quarter of 1997. A second interest swap agreement was executed in September 1997, having a notional principal amount of $75 million. The interest rate swap agreements mature on December 3, 1997 and fix the twelve and ten year treasury rates at 7.019% and 6.179% respectively. Unrealized losses of approximately $7.9 million relating to the hedges have been deferred, and will be amortized over the life of the refinanced debt.

In April 1997, 23 partnerships controlled by the Company borrowed an aggregate of $108 million from an institutional lender on a fully amortizing, fixed rate basis with a term of 20 years. The loans have a weighted average effective interest rate of 7.6% per year. The loans are secured by 27 apartment communities owned by such partnerships. The net proceeds of the borrowings, and $7.5 million of additional borrowings under the Company's Credit Facility, were used to repay approximately $115.5 million of secured, short term debt.

Pursuant to the Merger Agreement, if all NHP stockholders other than AHNI elect to receive Stock Consideration and all NHP Stock Options are exercised, the number of shares of AIMCO Class A Common Stock to be issued in the Merger would be approximately 5.4 million shares of AIMCO Class A Common Stock (including 291,240 shares issued to ANHI), and the Company will pay approximately $7.8 million in cash to ANHI. If all of the NHP stockholders elect to receive the Mixed Consideration and all NHP stock options are exercised, the number of shares of AIMCO Class A Common Stock to be issued in the Merger would be approximately 3.2 million shares (including 291,240 shares issued to ANHI) and the Company would pay approximately $7.8 million in cash to ANHI and $60.7 million in cash to the other NHP stockholders.

From time to time, the Company has offered to acquire and, in the future, may offer to acquire the unaffiliated limited partnership interests in certain limited partnerships whose general partnership interests were acquired by the Company, including certain partnerships acquired in 1996 and certain partnerships in which the NHP Real Estate Companies own interests. Any such acquisitions will require funds to pay the purchase price for such interests. Cash payments made in connection with such acquisitions totaled $26.0 for the nine months ended September 30, 1997.

The Company expects to meet its short-term liquidity requirements, including the proposed Merger with NHP as well as property acquisitions, refinancings of short-term debt, and tender offers, with long-term, fixed rate, fully amortizing debt, secured or unsecured indebtedness, the issuance of debt securities, OP Units or equity securities and cash generated from operations. In April 1997, the Company filed a shelf registration statement with the SEC which registered $1 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997. Since that time, the Company has issued 14,352,418 shares of Class A common stock, and received net proceeds of $462.4 million.

As of September 30, 1997, the Company had consolidated outstanding indebtedness totaling $661.7 million including $493.0 million of secured long-term financing, $20.3 million in secured short-term financing, $74.4 million of secured tax-exempt bonds and $74.0 million outstanding under its Credit Facility. At September 30, 1997 the weighted average interest rate on the Company's long-term secured notes payable and secured tax-exempt financing was 8.0% with a weighted average maturity of 10 years. The weighted average interest rate on the Company's secured and unsecured short-term financing was 7.6%.

       At September 30, 1997, NHP had outstanding indebtedness totaling $134.0 million, consisting of $62.9 million of unsecured indebtedness under NHP's credit facility (the "NHP Credit Facility") and other short-term indebtedness and $71.1 million of indebtedness secured by real estate wholly owned by NHP. The NHP Credit Facility bears interest at a rate which ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points, depending on NHP's ratio of debt to income from continuing operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The weighted average interest rate on the NHP unsecured short-term financing at September 30, 1997 was 6.7%.
 The indebtedness secured by real estate wholly owned by NHP bears interest at fixed rates ranging from 7.95% to 12.6% and mature at various dates through 2016.

CAPITAL EXPENDITURES

For the nine months ended September 30, 1997, the Company spent $5.2 million for capital replacements and $5.7 million for initial capital expenditures. In addition, in the nine months ended September 30, 1997, the Company spent an aggregate $6.2 million for capital enhancements and the renovation of two properties owned by the Company. These expenditures were funded by working capital reserves, borrowings under the Credit Facility and net cash provided by operating activities. The Company budgets for capital replacements of $300 per apartment unit per annum, or $5.6 million, for the nine months ended September 30, 1997. The Company has $0.8 million of budgeted but unspent amounts remaining from prior periods that can be used for future capital replacements. The Company expects to incur initial capital expenditures and capital enhancements (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $4.0 million during the balance of the year ended December 31, 1997. Initial capital expenditures and capital enhancements are expected to be funded with cash from operating activities and borrowings under the Credit Facility.

FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company intends to pay regular dividends to its stockholders based on several primary factors, including FFO and the annual REIT distribution requirements. Retained FFO is also available to make new investments, make reinvestments in existing properties, repay debt and repurchase shares of the Company's Stock. The Company believes that the presentation of Funds From Operations, as hereafter defined, when considered with the financial data determined in accordance with generally accepted accounting principles, provide a useful measure of the Company's performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to the Company, nor should it be considered as an alternative of net income or as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. In addition, the Company adjusts FFO for minority interest in the Operating Partnership, amortization of management company goodwill and the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries.

The Company believes that presentation of FFO provides investors with an industry-accepted measurement which helps facilitate understanding of the Company's ability to meet required dividend payments, capital expenditures, and principal payments on its debt. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

For the three and nine months ended September 30, 1997 and 1996, FFO was as follows (amounts in thousands):

                                                 THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                     ENDED          ENDED         ENDED          ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996           1997           1996
                                                 -------------  -------------  -------------  -------------
 OPERATING ACTIVITIES
 Income before minority interest in Operating
   Partnership                                      $7,963         $4,118         $19,427        $11,196
 Extraordinary item                                      -              -             269              -
 (Gain) loss on disposition of properties              169           (64)             169           (64)
 Real estate depreciation, net of minority
   interests in other partnerships                   7,802          4,656          21,052         13,716
 Amortization of management company goodwill           237            114             711            344
 Equity in earnings of other partnerships:
     Real estate depreciation                        2,084              -           2,781              -
 Equity in earnings of unconsolidated
   subsidiaries:
 Real estate depreciation                            1,426              -           2,689              -
     Deferred income taxes                           1,290              -           2,164              -
     Amortization of recoverable amount of
        management contracts                           280              -             430              -
                                                   -------         ------         -------        -------
 Funds From Operations (FFO)                       $21,251         $8,824         $49,692        $25,192
                                                   -------         ------         -------        -------
                                                   -------         ------         -------        -------
 Weighted average common shares, common share
   equivalents, preferred stock convertible into
   common stock and OP Units outstanding            29,679         15,035          24,347         14,517
                                                   -------         ------         -------        -------
                                                   -------         ------         -------        -------

For the nine months ended September 30, 1997 and 1996, net cash flow were as follows (amounts in thousands):

                                                                             NINE MONTHS    NINE MONTHS
                                                                               ENDED          ENDED
                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                1997           1996
                                                                            -------------  -------------
Cash provided by operating activities                                         $  53,435       $  30,865
Cash provided by (used for) investing activities                               (314,814)        (11,188)
Cash provided by (used for) financing activities                                293,984         (20,941)
                                                                              ---------       ---------
Net cash flow                                                                 $  32,605       $  (1,264)
                                                                              ---------       ---------
                                                                              ---------       ---------

CONTINGENCIES

Certain of the Company's Owned Properties are, and some of the other properties managed by the Company or NHP may be, located on or near properties that have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto an Owned Property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin (the "City"), the former landfill operator, has assumed responsibility for conducting all remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission ("TNRCC") has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingency plan of passive methane gas venting may be implemented by the City. The City has also conducted testing at Monetcito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation; however, the Company has relocated some of its tenants and has installed a venting system according to the TNRCC's specifications under the buildings slabs, in connection with raising four of its buildings in order to install stabilizing piers thereunder, at an estimated total cost of approximately $573,000, which is primarily the cost for the restabilization. The Company anticipates that the restabilization will be completed in January 1998. The City will be responsible for monitoring the conditions of Montecito.

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

The Company, primarily through NHP, manages approximately 44,000 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based contracts with the owners of the properties or, with respect to a limited number of units managed by NHP, pursuant to vouchers received by tenants. A substantial number of the Section 8 subsidies are scheduled to expire prior to 2005, unless renewed. On October 27, 1997, The President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with mortgage loans insured by the United States Department of Housing and Urban Development ("HUD") will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in tight rental markets, properties serving the elderly and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties serving families not located in the rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing the 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring on or before October 1, 1998, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Company does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the provisions will not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that other changes in Federal housing subsidy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

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

LITIGATION

See PART II. OTHER INFORMATION - ITEM 1. LEGAL PROCEEDINGS elsewhere in this Report for a discussion of certain legal proceedings.

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

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In November 1996, Apartment Investment and Management Company, a Maryland Corporation ("AIMCO") and together with its subsidiaries and other controlled entities, the "Company"), acquired (the "English Acquisition") certain partnerships interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). In the English Acquisition, the Company purchased all of the general and limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 mulitfamily apartment properties and other assets and interest related to the J.W. English Companies and assumed management of the properties owned by the English Partnerships. The Company made separate tender offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships (the "Tender Offer English Partnerships").

         In November 1996, purported limited partners of certain of the Tender Offer English Partnerships filed a purported class action lawsuit against the Company and J.W. English in the U.S. District Court for the Northern District of California (the "Federal Action"), alleging, among other things, that the Company conspired with J.W. English to breach his fiduciary duty to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The plaintiffs in the Federal Action filed a motion to voluntarily dismiss the Federal Action, without prejudice, in favor of another purported class action. The Federal Action was dismissed without prejudice in July 1997.

         In May 1997, limited partners of the Tender Offer English Partnerships and the six remaining English Partnerships filed two complaints in the Superior Court of the State of California (the "California Actions") against the Company, J.W. English Companies and Houlihan, Lukey, Howard and Zukin, Inc. alleging, among other things, that the consideration the Company offered in the English Tender Offers was inadequate and designed to benefit the J.W. English Companies at the expense of the limited partners, that certain misrepresentations and omissions were made in connection with the English Tender Offers, that the Company receives excessive fees in connection with its management of the properties owned by the English Partnerships', that the Company continues to refuse to liquidate the English Partnerships and that the English Acquisition violated the partnerships agreements governing the English Partnerships and constituted a breach of fiduciary duty. The California Actions seek monetary damages and injunctive and declarative relief. In addition to such monetary damages, the complaints seek an accounting, a constructive trust of the assets and monies acquired by the J.W. English Companies in connection with the English Acquisition, a court order removing the Company from management of the English Partnerships and/or ordering the sale of the properties and attorney's fees, expert fees and other costs.

         The Company believes all of the foregoing allegations against it are without merit and intends to vigorously defend itself in connection with these actions. The Company believes it is entitled to indemnity from the J.W. English Companies, subject to certain exceptions. On August 4, 1997, the Company filed demurrers to both complaints in the California Actions. A hearing on the demurrers was rescheduled for December 19, 1997.

ITEM 2.  CHANGE IN SECURITIES

         On August 4, 1997, AIMCO issued 750,000 shares of its Class B Cumulative Convertible Preferred Stock, Par value $.01 per share (the "Class B Preferred Stock"), to an institutional investor (the "Preferred Share Investor") for $75 million in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The Class B Preferred Stock ranks prior to AIMCO's Class A Common Stock with respect to dividends, liquidation, dissolution, and winding-up, and has an aggregate liquidation value of $75,000,000. Holders of the Class B Preferred Stock are entitled to receive, when, as and if declared by AIMCO's Board of Directors, quarterly cash dividends per share equal to the greater of (i) $1.78125 (the "Base Rate") and (ii) the cash dividends declared on the number of shares of Class A Common Stock into which one share of Class B Preferred Stock is convertible. On or after August 4, 1998, each share of Class B Preferred Stock may be converted at the option of the holder into the number of shares of Class A Common Stock determined by dividing the $100 liquidation preference per share by $30.45, subject to certain anti-dilution adjustments. AIMCO may redeem any or all of the Class B Preferred Stock on or after August 4, 2002, at a redemption price of $100 per share, plus unpaid dividends accrued on the shares redeemed.

         Holders of Class B Preferred Stock, voting as a class with the holders of all AIMCO capital stock that ranks on a parity with the Class B Preferred Stock with respect to the payment of dividends or upon liquidation, dissolution, winding up or otherwise ("Parity Stock"), will be entitled to elect (i) two directors of AIMCO if six quarterly dividends (whether or not consecutive) on the Class B Preferred Stock or any Parity Stock are in arrears, and (ii) one director of AIMCO if for two consecutive quarterly dividend periods AIMCO fails to pay at least $0.4625 in dividends on the Class A Common Stock. The affirmative vote of the holders of 66-2/3% of the outstanding shares of Class B Preferred Stock will be required to amend AIMCO's Charter in any manner that would adversely affect the rights of the holders of Class B Preferred Stock, and to approve the issuance of any capital stock that ranks senior to the Class B Preferred Stock with respect to payment of dividends or upon liquidation, dissolution, winding up or otherwise. If the Internal Revenue Service were to make a final determination that AIMCO does not qualify as a real estate investment trust in accordance with Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), the Base Rate for quarterly cash dividends on the Class B Preferred Stock would be increased to $3.03125 per share. The terms of the Class B Preferred Stock are set forth in AIMCO's Charter, which is included as Exhibit
         3.1 to this Report and incorporated herein by this reference.

         The agreement pursuant to which AIMCO issued the Class B Preferred Stock (the "Preferred Share Purchase Agreement") provides that the Preferred Share Investor may require AIMCO to repurchase such investor's Class B Preferred Stock in whole or in part at a price of $105 per share, plus accrued and unpaid dividends on the purchased shares, if (i) AIMCO shall fail to continue to be taxed as a real estate investment trust pursuant to Sections 856 through 860 of the Code, or (ii) upon the occurrence of a change of control (as defined in the Preferred Share Purchase Agreement). The Preferred Share Purchase Agreement also provides that, so long as the Preferred Share Investor owns Class B Preferred Stock with an aggregate liquidation preference of at least $18.75 million, neither AIMCO, AIMCO Properties, L.P. nor any subsidiary of AIMCO may issue preferred securities or incur indebtedness for borrowed money if immediately following such issuance and after given effect thereto and the application of the net proceeds therefrom, AIMCO's ratio of (i) aggregate consolidated earnings before interest, taxes, depreciation and amortization, to (ii) aggregate consolidated fixed charges, for the four fiscal quarters immediately preceding such issuance would be less than 1.5 to 1.

ITEM 5.  OTHER INFORMATION.

         Effective November 4, 1997, AIMCO's Board of Directors appointed
         Troy D. Butts Senior Vice President and Chief Financial Officer, replacing Leeann Morein, who became Senior Vice President of Investor Services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report (1):

Exhibit
Number   Description
-------  -----------

1.1 Underwriting Agreement, dated as of October 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties L.P., Smith Barney Inc., BT Alex Brown Incorporated, Lehman Brothers Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Raymond James & Associates, Inc., and the Robinson-Humphrey Company LLC, as Representatives of the Several Underwriters named in Schedule I thereto

2.1 Amendment No. 2 to Real Estate Acquisition Agreement, dated as of July 14, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation ("Demeter"), Phemus Corporation ("Phemus"), Capricorn Investors L.P. ("Capricorn"), J. Roderick Heller, III ("Heller"), and NHP
         Partners Two LLC (together with Demeter, Phemus, Capricorn, and Heller, the "Sellers") (Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, is incorporated herein by this reference)

2.2 Amendment No. 3 to Real Estate Acquisition Agreement, dated as of August 14, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and the Sellers

2.3 Amendment No. 4 to Real Estate Acquisition Agreement, dated as of September 4, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and the Sellers

2.4 Amendment No. 5 to Real Estate Acquisition Agreement, dated as of September 11, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and the Sellers

3.1      Charter

3.2      Bylaws

10.1 Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, among AIMCO-GP, Inc., as general partner, AIMCO-LP, Inc., as special limited partner , and AIMCO-GP, Inc., as attorney-in-fact for the limited partners
         (Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, is incorporated herein by this reference)

10.2 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1997, by AIMCO-GP, Inc. (Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, is incorporated herein by this reference)

10.3 Common Stock Purchase Agreement made as of August 26, 1997, by and between Apartment Investment and Management Company, a Maryland corporation, and ABKB/LaSalle Securities Limited Partnership, a registered investment advisor (Exhibit 99.1 to the Company's Current Report on Form 8-K, dated August 26, 1997, is incorporated herein by this reference)

10.4 Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 22, 1997, by and between AIMCO Properties, L.P., and each of the parties identified on Exhibit "A" attached thereto (collectively, the "Winthrop Sellers") (Exhibit 99.3 to the Company's Current Report on Form 8-K, dated October 15, 1997, is incorporated herein by this reference)

10.5 Letter Agreement, dated October 6, 1997, by and between AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit 99.4 to the Company's Current Report on Form 8-K, dated October 15, 1997, is incorporated herein by this reference)

10.6 Letter Agreement, dated October 13, 1997, by and between AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit 99.5 to the Company's Current Report on Form 8-K dated October 15, 1997, is incorporated herein by this reference)

10.7 Letter Agreement, dated October 15, 1997, by and between AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit 99.6 to the Company's Current Report on Form 8-K dated October 15, 1997, is incorporated herein by this reference)

10.8 Multifamily Note, dated as of October 31, 1997, by AIMCO/Wickertree, L.P., a Delaware limited partnership ("Wickertree"), payable to GMAC Commercial Mortgage Corporation, a California corporation ("GMAC"), in the principal sum of $4,231,700

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 31, 1997, by Wickertree to Transnation Title Insurance Company for the benefit of GMAC

10.10 Exceptions to Non-Recourse Guaranty, dated as of October 31, 1997, by Apartment Investment and Management Company and AIMCO Properties, L.P., with respect to Wickertree

10.11 Restricted Stock Agreement (1997 Stock Award and Incentive Plan) dated as of July 25, 1997, by and between Apartment Investment and Management Company, and R. Scott Wesson

27.1     Financial Data Schedule

         (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.

(b) During the quarter for which this report is filed, the Company filed the following Reports on Form 8-K:

    Current Report on Form 8-K, dated August 26, 1997, relating to the proposed merger of NHP Incorporated into one of the Company's subsidiaries; and the acquisition by the Company of common stock of NHP Incorporated.

    Current Report on Form 8-K, dated September 19, 1997, relating to the acquisition by the Company of common stock of NHP Incorporated; the acquisition by the Company of the Morton Towers apartments and adjacent land through two subsidiary limited partnerships; the probable acquisition by the Company of a multifamily residential apartment property for an aggregate cash purchase price of approximately $260 million; the potential sale by the Company of its interests in the Hall Properties to unaffiliated joint venture partners; and the completion by the Company of the acquisition of the Los Arboles Apartments located in Chandler, Arizona, including certain pro forma financial information and the Historical Summary of Gross Income and Direct Operating Expenses of Morton Towers for the year ended December 31, 1996 and the six months ended June 30, 1997 (unaudited).

    Current Report on Form 8-K, dated October 15, 1997, and Amendment 1 thereto, relating to the acquisition by the Company of 35 multifamily residential properties located in seven states from 27 limited partnerships affiliated with Winthrop Financial Associates, including certain pro forma financial information and the Combined Statement of Revenues and Certain Expenses of the Thirty-five Acquisition Properties for the year ended December 31, 1996 and the six months ended June 30, 1997 (unaudited).

         During the quarter for which this report is filed, the Company filed the following Amendments to its Current Report on Form 8-K, dated
         June 3, 1997: Amendment No. 2, filed August 14, 1997; Amendment No. 3, filed September 5, 1997; Amendment No. 4, filed October 6, 1997; and Amendment No. 5, filed October 22, 1997.

         During the quarter for which this report is filed, the Company filed the following Amendments to its Current Report on Form 8-K, dated April 16, 1997: Amendment No. 1, filed April 30, 1997; and Amendment No. 2, filed October 6, 1997; and Amendment No. 3, filed October 22, 1997.

                                    SCHEDULE 1

Documents substantially identical to Exhibits 10.8 through 10.10, except as to the borrower, loan amount and subject property, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from Exhibits
10.8 through 10.10.

BORROWER                           SUBJECT PROPERTY              LOAN AMOUNT
--------                           ----------------              -----------
AIMCO/Grovetree, L.P               Grovetree (The Arbors)         $3,916,538
AIMCO/Blossomtree, L.P.            Blossomtree                     2,147,420
AIMCO/Colonnade, L.P.              Colonnade                       2,901,250
AIMCO/Hazeltree, L.P.              Hazeltree                       4,140,761
AIMCO/Orchidtree, L.P.             Orchidtree                      7,417,850
AIMCO/Quailtree, L.P.              Quailtree                       2,256,308
AIMCO/Shadetree, L.P.              Shadetree                       2,102,161
AIMCO/Silktree, L.P.               Silktree                        1,587,911
AIMCO/Timbertree, L.P.             Timbertree                      8,050,350
AIMCO/Foxtree, L.P.                Foxtree                         9,079,651
AIMCO/Foothills, L.P.              Foothills                       3,936,350
AIMCO/Fox Bay, L.P.                Fox Bay                         3,260,278
AIMCO/Rivercrest, L.P.             Rivercrest                      2,874,703
AIMCO/Twinbridge, L.P.             Twinbridge                      1,160,988
AIMCO/Brant Rock, L.P.             Brant Rock                      1,241,625
AIMCO/Sand Castles, L.P.           Sand Castles                    3,162,500
AIMCO/Tall Timbers, L.P.           Tall Timbers                    4,188,250
AIMCO/Woodhollow, L.P.             Woodhollow                      2,137,086
AIMCO/Olmos, L.P.                  Olmos Club                      1,274,814
AIMCO/Polo Park, L.P.              Polo Park                       2,328,419
AIMCO/Wildflower, L.P.             Wildflower                      2,119,735
AIMCO/Wydewood, L.P.               Wydewood                        1,674,017
AIMCO/Sand Pebble, L.P.            Sand Pebble                     2,761,550
AIMCO/Surrey Oaks, L.P.            Surrey Oaks                     2,350,700
AIMCO/Freedom Place, L.P.          Freedom Place Club              7,118,100
AIMCO/Beacon Hill, L.P.            Beacon Hill                     3,685,000
AIMCO/Windsor Landing, L.P.        Windsor Landing                 5,564,448
AIMCO/Islandtree, L.P.             Island Tree                     4,301,550
AIMCO/Yorktree, L.P.               Yorktree                        6,778,609
AIMCO/Hiddentree, L.P.             Hiddentree                      4,505,728
AIMCO/Pine Creek, L.P.             Pine Creek                      2,442,550
AIMCO/Shadow Lake, L.P.            Shadow Lake                     3,301,100

                                  SCHEDULE 2

Documents substantially identical to Exhibit 10.11, except as to the recipient, the number of shares, the borrower and the note amount, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from
Exhibit 10.11.

Recipient And Borrower                 Number Of Shares     Note Amount
----------------------                 ----------------     -----------

Terry Considine  (Titahothree
Limited Partnership RLLLP)                  691,578         $20,747,340

Peter Kompaniez                             210,526           6,315,780

Tom Toomey                                   52,632           1,578,960

Steven Ira                                   52,632           1,578,960

David Williams                               52,632           1,578,960

Harry Alcock                                 10,000             300,000

Martha Carlin                                10,000             300,000

Leann Morein                                  4,000             120,000

Patricia Heath                                4,000             120,000

Carla Stoner                                  3,000              90,000

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

                         REGISTRANT:

                         APARTMENT INVESTMENT AND
                         MANAGEMENT COMPANY



Date:   November 14, 1997    /s/ TROY D. BUTTS
                             -------------------------------
                             Troy D. Butts
                             Senior Vice President and
                             Chief Financial Officer
                             (duly authorized officer and principal
                               financial officer)


                             /s/ PATRICIA K. HEATH
                             ---------------------
                             Patricia K. Heath
                             Vice President and
                             Chief Accounting Officer
                              (principal accounting officer)