Form 10-K
period 1997-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-03-24
CIK 922864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-13232

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      84-1259577
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
1873 SO. BELLAIRE STREET, SUITE 1700, DENVER,                   80222-4348
                     CO                                         (Zip Code)
  (Address of principal executive offices)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 757-8101

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
------------------------------------------------  -----------------------------
Class A Common Stock                              New York Stock Exchange
Class C Cumulative Preferred Stock                New York Stock Exchange
Class D Cumulative Preferred Stock                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. / /

    As of March 18, 1998, there were 41,417,376 shares of Class A Common Stock and 162,500 shares of Class B Common Stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $1,377 million as of March 18, 1998.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 1998 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  ITEM                                                                                                              PAGE
---------                                                                                                           -----
                                                           PART I

       1.  Business............................................................................................           1
           Recent Developments.................................................................................           2
           Financial Information About Industry Segments.......................................................           9
           Growth Strategies...................................................................................           9
           Operating Strategies................................................................................          10
           Taxation of the Company.............................................................................          11
           Competition.........................................................................................          12
           Regulation..........................................................................................          12
           Environmental Matters...............................................................................          13
           Insurance...........................................................................................          13
           Employees...........................................................................................          13

       2.  Properties..........................................................................................          13

       3.  Legal Proceedings...................................................................................          14

       4.  Submission of Matters to a Vote of Security Holders.................................................          16
                                                          PART II

       5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........................          16

       6.  Selected Financial Data.............................................................................          18

       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............          19

      7a.  Quantitative and Qualitative Disclosures About Market Risk..........................................          31

       8.  Financial Statements and Supplementary Data.........................................................          31

       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          31
                                                          PART III

      10.  Directors and Executive Officers of the Registrant..................................................          31

      11.  Executive Compensation..............................................................................          36

      12.  Security Ownership of Certain Beneficial Owners and Management......................................          37

      13.  Certain Relationships and Related Transactions......................................................          37
                                                          PART IV

      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................          37

                                     PART I

INTRODUCTION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's (as defined hereafter) Annual Report to Shareholders and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC filings.

ITEM 1.  BUSINESS

    Apartment Investment and Management Company, a Maryland corporation formed on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other entities in which it owns an equity interest, the "Company"), is a self-administered and self-managed real estate investment trust (a "REIT") engaged in the ownership, acquisition, development, expansion and management of mulit-family apartment properties. On July 24, 1994, AIMCO completed its initial public offering and engaged in a business combination and consummated a series of related transactions which enabled it to continue and expand the property management and related businesses of Property Asset Management, L.L.C., Limited Liability Company, and its affiliated companies, and PDI Realty Enterprises, Inc. (collectively, the "AIMCO Predecessors"). Through its controlling interests in AIMCO Properties, L.P. a Delaware limited partnership (the "AIMCO Operating Partnership"), other limited partnerships and subsidiary corporations, the Company owned or controlled 40,039 units in 147 apartment properties (the "Owned Properties"), held an equity interest in 83,431 units in 515 apartment properties (the "Equity Properties") and managed 69,587 units in 374 apartment properties for third party owners and affiliates (the "Managed Properties" and, together with the Owned Properties and Equity Properties, the "AIMCO Properties"), bringing the total portfolio to 193,057 units in 1,036 apartment properties as of December 31, 1997. The AIMCO Properties are located in 42 states, the District of Columbia and Puerto Rico. As of December 31, 1997, AIMCO held an 88% ownership interest in the AIMCO Operating Partnership. The Company focuses on "middle market" apartment properties (properties with rents at or near the averages in their markets).

    The Company's principal executive offices are located at 1873 So. Bellaire Street, Suite 1700, Denver, Colorado 80222-4348 and its telephone number is
(303) 757-8101.

1997 DEVELOPMENTS

NHP ACQUISITION

    In a series of transactions in 1997, the Company acquired NHP Incorporated ("NHP"), a nationwide real estate services company engaged in property and asset management, as well as related services, including equity investments, purchasing, risk management and home healthcare.

    On May 5, 1997, pursuant to a Stock Purchase Agreement dated as of April 16, 1997, AIMCO acquired 2,866,073 shares of common stock ("NHP Common Stock") of NHP Incorporated ("NHP") from Demeter Holdings ("Demeter"), Capricorn Investors, L.P. ("Capricorn") and certain of Capricorn's limited partners (collectively, the "NHP Sellers") in exchange for 2,142,857 shares of AIMCO Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), with a recorded value of $57.3 million.

    NHP provides a broad array of real estate services nationwide, including property management and asset management as well as a group of related services, including equity investments, purchasing, risk management and home health care.

    Subsequent to the purchase, AIMCO contributed the NHP Common Stock to the AIMCO Operating Partnership in exchange for additional Partnership Common Units ("OP Units") of the AIMCO Operating Partnership. The AIMCO Operating Partnership then contributed the NHP Common Stock to the Company's unconsolidated subsidiary, AIMCO/NHP Holdings, Inc. ("ANHI") in exchange for all of the shares of ANHI's non-voting preferred stock, representing a 95% economic interest in ANHI. Concurrently, ANHI obtained a loan in the amount of $72.6 million (the "ANHI Credit Facility") and used the proceeds from the loan to purchase an additional 3,630,000 shares of NHP Common Stock from the NHP Sellers. Upon the completion of this transaction, ANHI owned 6,496,073 shares of NHP Common Stock, representing 51.3% of the NHP Common Stock outstanding as of May 31, 1997.

    In separate transactions, occurring in August and September 1997, ANHI sold to AIMCO 5,717,000 shares of NHP Common Stock for an aggregate purchase price of $114.4 million. ANHI used $74.3 million of the proceeds from the sale to repay the principal and accrued interest outstanding under the ANHI Credit Facility and distributed $40.0 million to the AIMCO Operating Partnership and its other shareholders. In addition, AIMCO acquired an additional 434,049 shares of NHP Common Stock from the NHP Sellers, bringing the total number of shares of NHP Common Stock owned by AIMCO and ANHI to 6,930,122.

    On December 8, 1997, AIMCO/NHP Acquisition Corp., a wholly-owned subsidiary of AIMCO merged with and into NHP, with NHP being the surviving corporation and becoming a wholly owned subsidiary of AIMCO (the "NHP Merger"). As a result of the NHP Merger, each outstanding share of NHP Common Stock, other than the shares owned by ANHI, was converted into the right to receive either (i) 0.74766 shares of AIMCO Class A Common Stock or (ii) at the election of the holder,
0.37383 shares of AIMCO Class A Common Stock and $10.00 in cash. The conversion of the NHP Common Stock resulted in the issuance of an additional 4,554,827 shares of AIMCO Class A Common Stock and cash payments of $0.3 million, excluding cash paid to ANHI of $7.8 million.

    Immediately following the NHP Merger, the Company completed a reorganization (the "NHP Reorganization") of the assets and operations of NHP. As a result of the NHP Reorganization, the former operations of NHP are now primarily conducted through unconsolidated subsidiaries of AIMCO (the "Unconsolidated Subsidiaries"). The Unconsolidated Subsidiaries have ownership structures similar in which the Company holds a 95% economic interest through ownership of shares of non-voting preferred stock, and certain directors and officers of AIMCO hold a 5% economic interest through direct or indirect ownership of all of the outstanding shares of common stock.

NHP REAL ESTATE PARTNERSHIPS

    In June 1997, the Company purchased from Demeter, Capricorn, Phemus Corporation, J. Roderick Heller, III and NHP Partners Two LLC, a group of companies (the "NHP Real Estate Companies") affiliated with NHP that hold general and limited partnership interests in partnerships (the "NHP Partnerships") that own 534 conventional and affordable apartment properties (the "NHP Properties") containing 87,659 units, a captive insurance subsidiary and certain related assets. "Affordable Units" are units benefitting from some sort of interest rate or rental subsidy or otherwise subject to governmental programs aimed at providing low and moderate income housing. The Company paid aggregate consideration of $54.8 million in cash and warrants to purchase 399,999 shares of Class A Common Stock at an exercise price of $36.00 per share. As a result of the NHP Reorganization, the Master Property Management Agreement, pursuant to which NHP managed the NHP Properties, was terminated.

    As of December 31, 1997, the Company had made offers to the limited partners of 25 NHP Partnerships to acquire their limited partnerships interests. The Company has accepted tenders from certain limited partners, in exchange for $34.2 million in cash and Partnership Common Units ("OP Units") of the AIMCO Operating Partnership, valued at $7.3 million. In addition, during September and October 1997, the Company purchased the existing mortgages on four NHP Properties for an aggregate of $60.6 million in cash, and land leases for two NHP Properties for $12.9 million in cash transactions.

INDIVIDUAL PROPERTY ACQUISITIONS

    During the year ended December 31, 1997, the Company purchased or acquired control of 59 properties (including 15 NHP Properties) consisting of 17,191 apartment units and disposed of five properties consisting of 916 apartment units, as described below. The cash portions of the acquisitions were funded from proceeds raised through public offerings, private offerings, borrowings under the Company's revolving credit facility, other short-term and long-term financings or with working capital. The cash proceeds from the property dispositions was used to repay outstanding indebtedness or fund working capital requirements.

    FOXCHASE. In December 1997, the Company purchased Foxchase Apartments ("Foxchase"), a 2,113-unit apartment complex built in 1947 and located in Alexandria, Virginia, for approximately $107.7 million, consisting of approximately $70 million in assumed mortgage obligations and the remainder in OP Units. The Company purchased Foxchase from a limited partnership for which the Company serves as general partner and majority limited partner.

    FISHERMAN'S LANDING. In December 1997, the Company acquired Fisherman's Landing, a 200-unit apartment complex built in 1984 and located in Tampa, Florida, for approximately $8.5 million, including the assumption of outstanding indebtedness.

    WINDWARD AT THE VILLAGES. In October 1997, the Company purchased Windward at the Villages Apartments ("Windward"), a 196-unit apartment community built in 1988 and located in West Palm Beach, Florida, for approximately $10.8 million. Windward is adjacent to the Bear Lakes Country Club and Golf Course in the Villages of Palm Beach Lakes, a master planned golf course community.

    MORTON TOWERS. In September 1997, the Company, through two subsidiary limited partnerships in which the Company is the sole general partner and has an aggregate ownership interest of approximately 77%, acquired the Morton Towers Apartments, a 1,277-unit, twin tower high rise apartment complex built in 1960 and located in Miami Beach, Florida, for $63.0 million, including approximately
1.4 million OP Units valued at $42.0 million. The Company expects to undertake a major renovation of the complex at an estimated total cost of $35.0 million.

    LOS ARBOLES. In September 1997, the Company acquired Los Arboles Apartments, a 232-unit apartment community built in 1985 and located in Chandler, Arizona, for approximately $11.3 million. Los

Arboles is adjacent to Vista del Lagos, a 200-unit apartment community in which the Company has an equity interest.

    SAWGRASS. In July 1997, the Company purchased Sawgrass Apartments, a 208-unit apartment community built in 1989 and located in Orlando, Florida, for approximately $9.6 million. Sawgrass was formerly a Managed Property.

    TUSTIN EAST VILLAGE/THE CALIFORNIAN. In June 1997, the Company acquired Tustin East Village and The Californian, two garden-style apartment communities consisting of 292 units built in 1970, and Red Hill Plaza, an adjacent shopping plaza built in 1970 and located in Tustin, California, for $21.4 million, including approximately 0.5 million OP Units valued at $13.9 million. These properties are contiguous to Brookside Apartments, another Owned Property, consisting of 336 units, purchased in April 1996 from the same seller, and are operated with Brookside as one property.

    THE VININGS. In June 1997, the Company acquired The Vinings at the Waterways, a 180-unit luxury garden-style apartment community built in 1991 and located in Aventura, Florida, for approximately $16.4 million. The Vinings is located by a yacht basin and marina directly accessing the Intracoastal Waterway and is also adjacent to a commercial center. Aventura is a coastal city located near North Miami Beach.

    STONEBROOK. In May 1997, the Company acquired the Stonebrook Apartments, a 244-unit apartment community built in 1991 and located in Orlando, Florida, for approximately $11.0 million. Stonebrook is less than a mile from the location of a proposed interchange on a beltway around Orlando and is near a regional airport being expanded for commercial aviation.

    BAY CLUB. In April 1997, the Company acquired The Bay Club at Aventura, a 702-unit luxury high rise apartment complex, consisting of two towers built in 1990, located in Aventura, Florida, for approximately $71.0 million. The property includes approximately 3.5 acres of land with permits to construct a third tower, consisting of 225 units.

WINTHROP ACQUISITION

    In October 1997, the Company acquired a portfolio of 35 residential apartment properties (the "Winthrop Portfolio"). The 35 garden-style apartment communities comprising the Winthrop Portfolio are located in seven states, have an average age of 17 years and contain a total of 8,175 apartment units. Fifteen of the apartment communities are located in Arizona, with 2,602 units in Phoenix and 816 units in Tucson; eleven apartment communities with 2,075 units are located throughout Texas; two apartment communities with 1,223 units are located in Florida; two apartment communities with 494 units are located in Michigan; three apartment communities with 536 units are located in Georgia; one apartment community with 293 units is located in Illinois; and one apartment community with 136 units is located in North Carolina.

    The aggregate purchase price for the Winthrop Portfolio, including transactions costs, was approximately $263.5 million. The Company paid aggregate consideration of $116.1 million in cash to the sellers, assumed $8.3 million in mortgage indebtedness and incurred $139.1 million of new indebtedness secured by the properties, to complete the purchase. The Company has also budgeted an additional $16.0 million in initial capital expenditures related to the Winthrop Portfolio.

ENGLISH TENDER OFFERS

    During 1997, the Company made separate offers (the "English Tender Offers") to the limited partners of 25 partnerships, acquired in November 1996 (the "Tender Offer English Partnerships"), to acquire their limited partnerships interests. Various limited partners accepted tenders representing, in the aggregate, approximately 46% of all outstanding limited partnership interests in the Tender Offer English Partnerships subject to the offers. The Company paid $16.0 million in cash and issued OP Units valued at $1.7 million, for the interests tendered in the English Tender Offers. The remaining limited partners have elected to continue as limited partners in the Tender Offer English Partnerships.

PROPERTY DISPOSITIONS

    In October 1997, the Company sold the Meadowbrook, Ashwood, Parkside, Chimney Ridge and Cobble Creek apartment properties, which consisted of an aggregate of 916 units located in Texas and Arizona, to an unaffiliated third party. Cash proceeds from the sale of approximately $22.7 million were used to repay a portion of the Company's outstanding short-term indebtedness. The Company recognized a gain of approximately $2.8 million on the disposition of these five properties.

DEBT ASSUMPTIONS AND FINANCINGS

    In order to reduce the impact of changes in interest rates prior to the refinancing, the Company routinely enters into interest rate lock agreements that are accounted for as anticipatory hedges.

    In April 1997, 23 partnerships controlled by the Company completed a $108.0 million refinancing of secured, short term, floating rate indebtedness with secured, 20-year, fixed rate, fully amortizing debt. The new debt is secured by 27 apartment properties owned by such partnerships. In connection with this refinancing, the Company received proceeds of $3.4 million from two interest rate lock agreements accounted for as hedges. The aggregate gain on the interest rate lock agreements was deferred and will be amortized over the life of the debt.

    During 1997, the Company assumed $220.4 million of mortgage indebtedness in connection with purchases of 39 apartment properties. In addition, in connection with the acquisition of the NHP Real Estate Companies, the Company assumed fixed-rate mortgage indebtedness totaling $212.3 million, which is secured by 15 properties held by partnerships in which the Company acquired controlling interests.

    In December 1997, the Company refinanced certain mortgage indebtedness secured by 27 properties, of which five are Owned Properties. The new notes, which have an aggregate outstanding principal balance of $91.5 million as of December 31, 1997, have an aggregate weighted average fixed interest rate of 6.71%. The new notes are fully amortizing, require monthly principal and interest payments and mature in December 2012. In anticipation of the refinancing, the Company entered into an interest rate lock agreement with an investment banking company. Upon the settlement of the interest rate lock agreement, the Company realized a loss of $10.9 million, which will be amortized over the life of the new debt.

    In May 1997, the Company increased its maximum amount available under its revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association ("Bank of America") from $50.0 million to $100.0 million. The outstanding balance under the Credit Facility was $33.5 million at December 31, 1997. As of December 31, 1997 the Company was in compliance with all debt covenants associated with the Credit Facility.

    In January 1998, the Company replaced the Credit Facility with a new unsecured $50 million revolving credit facility (the "New Credit Facility") with Bank of America and BankBoston, N.A. The AIMCO Operating Partnership is the borrower under the New Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The interest rate under the New Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and 1.0% in the case of LIBOR-based loans and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The New Credit Facility expires on January 26, 2000 unless extended for successive one-year periods, at the discretion of the lenders. The New Credit Facility provides for the conversion of the revolving facility into a three year term loan. The availability of funds to the Company under the New Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder.

    In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the Operating Partnership (the "Owners"), as guarantors, entered into a five year $50 million secured credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a base loan facility. The WMF Credit Facility provides that all the rights of Washington Mortgage are assigned to the Federal National Mortgage Association ("FNMA"), but FNMA does not assume Washington Mortgage's obligations under the WMF Credit Facility. At the AIMCO Operating Partnership's request, the commitment amount may be increased to an amount not to exceed $250 million, subject to the consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. Advances to the AIMCO Operating Partnership under the WMF Credit Facility are funded with the proceeds of the sale to investors of FNMA mortgage-backed securities that are secured by the advance and an interest in the collateral. The interest rate on each advance is determined by investor bids for such mortgage-backed securities, plus a margin presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance, as selected by the AIMCO Operating Partnership. Advances under the base facility mature at a date, selected by the AIMCO Operating Partnership between ten and twenty years from the date of the advance. Subject to certain conditions, the AIMCO Operating Partnership has the right to add or substitute collateral. The WMF Credit Facility requires the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of at least 2.25 to 1.0, and a debt service coverage ratio of at least 2.0 to 1.0, imposes minimum net worth requirements and also provides other financial covenants and interest coverage ratio requirements that are specifically related to the collateral.

    The Company anticipates that it will refinance a portion of its floating rate indebtedness with fixed rate indebtedness during 1998. In September 1997, the Company entered into an interest rate lock agreement with a major investment banking company, having a notional principal amount of $75 million. The interest rate lock agreement matures on March 19, 1998, and fixes the ten year treasury rate at 6.211%. Based on the fair value of the interest rate lock at December 31, 1997, the Company has a potential loss of approximately $2.6 million, which will be amortized over the life of the new debt and included in interest expense.

EQUITY OFFERINGS

    In February 1997, AIMCO completed a public offering of 2,015,000 shares of Class A Common Stock at a public offering price of $26.75 per share. The net proceeds of approximately $51.0 million were used to repay a portion of the Company's indebtedness incurred in connection with 1996 acquisitions.

    In May 1997, AIMCO sold 2,300,000 shares of Class A Common Stock at an average price of $28.00 per share in two public offerings. The net proceeds of approximately $63.0 million were used to repay outstanding indebtedness under the Credit Facility and to provide working capital.

    In August 1997, AIMCO sold 750,000 shares of newly created Class B Cumulative Convertible Preferred Stock, par value $.01 per share ("Class B Preferred Stock") for gross proceeds of $75.0 million in cash to an institutional investor in a private transaction. The proceeds from the sale of the Class B Preferred Stock were used to repay borrowings outstanding under the Credit Facility and to provide working capital.

    In August and September 1997, AIMCO issued an aggregate of 5,052,418 shares of Class A Common Stock to institutional investors for aggregate net proceeds of $156.9 million. The Company used $114.4 million of such proceeds to purchase 6,068,974 shares of NHP Common Stock from ANHI, repaid $7.0 million of indebtedness and contributed the remaining $35.5 million to the AIMCO Operating Partnership.

    In October 1997, AIMCO issued 7,000,000 shares of Class A Common Stock. Net proceeds from the sale of approximately $242.5 million were used to fund certain property acquisitions, repay outstanding indebtedness under the Credit Facility and provide working capital.

    In December 1997, AIMCO issued 2,400,000 shares of newly created Class C Cumulative Preferred Stock, par value $.01 per share ("Class C Preferred Stock") in a public offering. The net proceeds of $58.1 million were used to repay borrowings outstanding under the Credit Facility and to provide working capital.

    Subsequent to December 31, 1997, AIMCO issued 4,200,000 shares of newly created Class D Cumulative Preferred Stock, par value $0.01 per share (the "Class D Preferred Stock") in a public offering. The net proceeds of $101.7 million were used to repay indebtedness under the New Credit Facility and to provide working capital.

MANAGEMENT STOCK ACQUISITION

    In July 1997, AIMCO sold 1,100,000 newly issued shares of Class A Common Stock to certain members of the Company's senior management, at a price of $30.00 per share, the closing price of the stock on the date of purchase. In exchange for the shares purchased, such members of senior management executed notes payable to the Company totaling $33.0 million, of which $15.8 million has been repaid as of February 28, 1998. The notes bear interest at 7.25% per annum, payable quarterly, and are due in ten years. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed.

    As of December 31, 1997, members of the Company's management and Board of Directors own 3,003,056 shares of Class A Common Stock and 905,232 OP Units, which represents an 8.5% ownership interest in the Company. Based on the closing price of AIMCO's Class A Common Stock, management's investment in the Company has increased from $65.1 million as of December 31, 1996 to $143.6 million as of December 31, 1997.

PENDING ACQUISITIONS

    On December 23, 1997, AIMCO and Ambassador Apartments, Inc., a Maryland corporation that has elected to be taxed as a REIT ("Ambassador"), entered into an Agreement and Plan of Merger (the "Ambassador Merger Agreement") pursuant to which Ambassador will be merged with and into AIMCO, with AIMCO being the surviving corporation (the "Ambassador Merger"). The Ambassador Merger Agreement also provides that, unless otherwise agreed by the parties, Ambassador Apartments, L.P., a Delaware limited partnership (the "Ambassador Operating Partnership"), will be merged with and into the AIMCO Operating Partnership (the "Ambassador Reorganization") and all outstanding Ambassador Operating Partnership interests will be converted into AIMCO OP Units based on the Conversion Ratio, as defined below. In the Ambassador Merger Agreement, Ambassador's Common Stock, par value $0.01 per share, (the "Ambassador Common Stock"), is valued at $21 per share. In the Ambassador Merger, holders of Ambassador Common Stock will receive for each share of Ambassador Common Stock a number of shares of AIMCO Class A Common Stock equal to the Conversion Ratio. The "Conversion Ratio" means the quotient determined by dividing $21 by the "AIMCO Index Price," which is the aggregate of the average of the high and low sales prices for Class A Common Stock on each of the twenty consecutive New York Stock Exchange ("NYSE") trading days ending on the fifth NYSE trading day immediately preceding the closing of the Ambassador Merger, divided by 20. If the AIMCO Index Price is less than $36 (i.e. the Conversion Ratio is greater than 0.583), then AIMCO may elect to fix the Conversion Ratio at 0.583 and pay to each holder of Ambassador Common Stock cash sufficient to provide $21 in value for each share of Ambassador Common Stock. Any outstanding options to purchase Ambassador Common Stock may be converted, at the election of the option holder, into cash or options to purchase Class A Common Stock at the Conversion Ratio. The Ambassador Merger Agreement provides that Ambassador's outstanding preferred stock, par value $0.01 per share (the "Ambassador Preferred Stock"), shall be redeemed, subject to the right of holders of shares of Ambassador Preferred Stock to convert such shares into Ambassador Common Stock, immediately prior to the Ambassador Merger. Assuming a conversion ratio of 0.583, the Company will issue up to an aggregate of 7,205,739 shares of Class A Common Stock in the Ambassador Merger, based upon the number of shares of Ambassador Common Stock, options to purchase Ambassador Common Stock and other securities currently convertible into shares of Ambassador Common Stock outstanding as of December 31, 1997.

    Ambassador is a self-administered and self-managed REIT engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. As of December 31, 1997, Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas. In addition, Ambassador manages one property containing 252 units for an unrelated third party. Ambassador conducts substantially all of its operations through the Ambassador Operating Partnership and its subsidiaries. As of December 31, 1997, Ambassador held approximately 94% of the outstanding common units and 100% of the outstanding preferred units of the Ambassador Operating Partnership.

    Consummation of the Ambassador Merger is subject to the affirmative vote of the holders of at least two-thirds of the outstanding shares of Ambassador Common Stock, the approval of all appropriate governmental and regulatory authorities and other customary conditions. The closing of the transaction is expected to occur during the second quarter of 1998.

    On March 17, 1998, AIMCO entered into a definitive merger agreement (the "Insignia Merger Agreement") to acquire the multi-family apartment management operations and certain property holdings, of Insignia Financial Group, Inc. ("Insignia"). Insignia is one of the largest managers of multi-family residential properties in the United States. The acquisition of Insignia will add approximately 191,000 apartment units to AIMCO's management portfolio, including approximately 122,000 units in which AIMCO will own an equity interest and approximately 69,000 units which will be managed for unaffiliated third parties. Pursuant to the Insignia Merger Agreement, the Company anticipates issuing approximately $303.0 million in convertible preferred stock to Insignia shareholders, the payment of a $50 million special dividend to Insignia shareholders and the assumption of $557.0 million of existing indebtedness. In addition, the Company will offer to purchase the 25% interest in Insignia Properties Trust, which is not owned by Insignia, for a price not less than $13.25 per share of beneficial ownership interest.

    The Insignia shareholders will receive shares of AIMCO preferred stock based on an exchange ratio that fluctuates based on the average high and low sales price of AIMCO Class A Common Stock for 20 trading days prior to the fifth trading day preceding the closing of the transaction (the "Index Price"). If the Index Price is greater than $38.00 per share, then the Index Price will be $38.00 per share for the exchange ratio. If the Index Price is below $36.50 per share, then AIMCO may pay a portion of the purchase price in cash to the extent the Index Price is less than $36.50 per share.

    Consummation of the transactions contemplated by the Insignia Merger Agreement is subject to the affirmative vote of the holders of the outstanding shares of Insignia, the approval of all appropriate governmental and regulatory authorities and other customary conditions.

    In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties (including interests in entities that own apartment properties). The Company frequently enters into contracts and nonbinding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties. As of March 18, 1998, the Company had under contract or letter of intent an aggregate of 21 multi-family apartment properties with a maximum aggregate purchase price of $223.9 million, including estimated capital improvements, which, in some cases, may be paid in the form of assumption of existing debt. All such contracts are subject to termination by the Company as described above. No assurance can be given that any of these possible acquisitions will be completed or, if completed, that they will be accretive on a per share basis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company operates in one industry segment, the ownership and management of real estate properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company.

GROWTH STRATEGIES

    The Company's primary objective is to maximize shareholder value by increasing the amount and predictability of its Funds From Operations ("FFO") on a per share basis. The Company seeks to achieve this objective primarily by improving net operating income from its Owned Properties and by acquiring additional properties at values that are accretive on a per share basis. The Company's operating and financial strategies include: (i) maintaining a geographically diversified portfolio of properties; (ii) providing a minimum of $300 per apartment unit per year for capital replacements to maintain its properties; (iii) emphasizing long-term, fixed rate, fully amortizing debt; and
(iv) maintaining a dividend payout ratio of less than 80% of FFO. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations."

ACQUISITIONS

    During 1997, the Company directly acquired 44 apartment properties containing 11,706 units for total consideration of $464.8 million, consisting of $191.0 million in cash, approximately 1.9 million OP units valued at $53.4 million and the assumption or incurrence of $220.4 million of indebtedness. In addition, the Company acquired a controlling interest in 15 partnerships which own 5,285 units located in 15 apartment communities as a result of the acquisition of the NHP Real Estate Companies, subsequent tender offers made to investors in certain NHP Partnerships, and the purchase of mortgage debt and land leases. As a result of these transactions, the Company increased the number of apartment units it owns or controls to 40,039 units as of December 31, 1997, a net increase of approximately 68% from the 23,764 units number of units owned or controlled as of December 31, 1996.

    The Company intends to continue to expand its portfolio of Owned Properties by: (i) acquiring properties in markets familiar to the Company's management;
(ii) developing and expanding its Owned Properties; and (iii) acquiring controlling interests in companies that own or manage multi-family properties.

MANAGED PROPERTIES

    The Company believes its property management operations are integral to its overall business strategy. The economies of scale realized from managing more than 193,000 apartment units enable the Company to more efficiently operate its properties. In addition, the Company believes that managing properties for third parties improves the performance of its Owned Properties by subjecting property managers to market-based pricing and service standards. The Company's property management operations also support the Company's acquisition activities by enhancing its ability to identify and evaluate acquisition and development opportunities in its markets. The Company's local and regional personnel maintain first-hand knowledge of local market conditions and often obtain early notification of Managed Properties and other properties that may be offered for sale.

REDEVELOPMENT AND EXPANSION PROPERTIES

    The Company has a cautious strategy concerning new development of properties and intends to develop only in situations in which it believes it has a significant advantage. The Company believes that redevelopment of selected properties in superior locations can provide advantages over the development of new properties because, compared with new development, redevelopment generally can be accomplished with relatively lower financial risk, in less time and with reduced delays attributable to governmental approval procedures. The Company believes that expansion within, or adjacent to, existing properties will provide growth opportunities at lower risks than are associated with new development, and may offer certain cost advantages to the extent common area amenities and on-site management personnel can be utilized.

    Recently, the Company acquired and redeveloped Sun Katcher Apartments, a 360-unit apartment property located in Jacksonville, Florida, at a cost of $8.9 million, including $4.9 million in redevelopment costs. The Company also recently commenced the renovation and upgrading of Bay West Apartments, a 376-unit apartment property located in Tampa, Florida, for a projected cost of $4.8 million (of which $0.9 million has already been spent), to reposition the property in the marketplace.

    The Company expects to undertake a major renovation of the Morton Towers Apartments, a 1,277-unit apartment property located in Miami Beach, Florida, at an estimated cost of $35 million. Pending zoning approval and economic feasibility studies, the Company intends to construct a third high rise tower on undeveloped land adjacent to the property, which will add an additional 521 units at an estimated cost of $60.0 million.

    The Company believes that expansion within or adjacent to existing AIMCO Properties also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the expanded property. Recently, the Company constructed 92 additional units at Fairways, an apartment property located in Phoenix, Arizona, at a cost of $6.5 million. The Company is planning the construction of 42 additional units at the Township Apartments, located in Littleton, Colorado, for a projected cost of approximately $3.0 million. In addition, the Company owns or controls 136 acres of vacant land, adjacent to existing Owned Properties or Equity Properties, which management believes is suitable for the development of approximately 1,300 apartment units. The Company generally finances redevelopment and expansion activities initially with short-term indebtedness, and subsequently arranges permanent financing.

OPERATING STRATEGIES

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

PROPERTY MANAGEMENT

    The Company's property management strategy is to achieve improvements in operating results by combining centralized financial control and uniform operating procedures with localized property management decision making and market knowledge. The Company is organized into geographically diversified Regional Operating Centers ("ROC"). Each ROC is served by local offices of regional property managers and is supervised by a Regional Vice President.

DIVERSIFIED MARKETS

    The Company seeks to operate primarily in markets: (i) where population and employment growth rates are expected to exceed the national averages; (ii) where it believes it can become one of the regionally significant owners and managers of multi-family apartment properties; and (iii) that will enable the Company to maintain a geographically diversified portfolio or otherwise gain significant financial benefits. The distribution of the Owned Properties reflects the Company's focus on growth markets and its belief that geographic diversification will help to insulate the portfolio from regional and local economic fluctuations. The Company also seeks to create concentrations of properties within each of its markets in order to achieve economies of scale in management and operations. The Company owns or manages apartment units in 18 principal markets, including in excess of 5,000 apartment units in the Chicago, Dallas, Houston, Indianapolis, New York, Philadelphia, Phoenix, Tampa and Washington, D.C. metropolitan areas, and more than 2,000 apartment units in the Albuquerque, Atlanta, Austin, Baltimore, Ft. Lauderdale, Norfolk, Orlando, San Antonio and St. Louis metropolitan areas.

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

    If the Company qualifies for taxation as a REIT, it will generally not be subject to U.S. federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on its undistributed income.

    If in any taxable year the Company fails to qualify as a REIT and incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

    The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax treatment.

COMPETITION

    There are numerous housing alternatives that compete with the Company's Owned Properties and Managed Properties in attracting residents. The Company's properties compete directly with other multi-family rental apartments and single family homes that are available for rent in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing homes and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy the AIMCO Properties. In addition, the Company competes with numerous property management companies in the markets where the Managed Properties are located.

REGULATION

GENERAL

    Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company's cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

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

HUD ENFORCEMENT AND LIMITED DENIALS

    A significant number of the affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). HUD has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a limited denial of participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations-- Contingencies."

ENVIRONMENTAL MATTERS

    Under Federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate and clean up a release of hazardous substances at such property, and may, under such laws and common law, be held liable for property damage and other costs incurred by third parties in connection with such releases. The liability under certain of these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The failure to remediate the property properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with its ownership, operation and management of the AIMCO Properties, the Company could be potentially liable for environmental liabilities or costs associated with its properties or properties it may in the future acquire or manage. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental."

INSURANCE

    Management believes that the Owned Properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

    The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the AIMCO Operating Partnership and related service company businesses, has approximately 7,000 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES

    The AIMCO Properties are located in 42 states, Puerto Rico and the District of Columbia. A significant portion of the AIMCO Properties are concentrated in or around 9 metropolitan areas in which the Company owns, controls or manages more than 5,000 units. The following table sets forth certain market information for the AIMCO Properties as of December 31, 1997:

                                                                                         PERCENTAGE OF TOTAL
                                                                                                UNITS
                                                               NUMBER OF    NUMBER OF     OWNED/CONTROLLED
                                                              PROPERTIES      UNITS          OR MANAGED
                                                              -----------  -----------  ---------------------
Chicago, IL.................................................          23        5,463                3%
Dallas, TX..................................................          35        7,518                4%
Houston, TX.................................................          38        8,064                4%
Indianapolis, IN............................................          22        6,074                3%
New York, NYv                                                         44        6,729                3%
Philadelphia, PA............................................          30        8,587                4%
Phoenix, AZ.................................................          27        5,958                3%
Tampa/St. Petersburg, FL....................................          18        6,242                3%
Washington, DC..............................................          34        9,249                5%
                                                                   -----   -----------             ---
  Principal markets total...................................         271       63,884               32%
Other markets...............................................         765      129,173               68%
                                                                   -----   -----------             ---
  Total.....................................................       1,036      193,057              100%
                                                                   -----   -----------             ---
                                                                   -----   -----------             ---

    The AIMCO Properties average 186 apartment units each, with the largest property containing 2,113 apartment units.

    The Owned Properties are located in 19 states, primarily located in the Sunbelt regions of the United States. A significant portion of the Owned Properties are concentrated in or around 12 metropolitan areas in which the Company owns or controls more than 1,000 units. The following table sets forth certain market information for Owned Properties as of December 31, 1997:

                                                                                         PERCENTAGE OF TOTAL
                                                               NUMBER OF    NUMBER OF           UNITS
                                                              PROPERTIES      UNITS      OWNED OR CONTROLLED
                                                              -----------  -----------  ---------------------
Atlanta, GA.................................................           9        2,100                5%
Chicago, IL.................................................           7        1,875                5%
Denver, CO..................................................           5        1,255                3%
Dallas, TX..................................................          10        2,525                6%
Houston, TX.................................................          22        5,365               13%
Miami/Ft. Lauderdale, FL....................................           6        3,737                9%
Orlando, FL.................................................           4        1,072                3%
Phoenix, AZ.................................................          18        4,514               11%
San Antonio, TX.............................................           7        1,414                4%
Tampa/St. Petersburg, FL....................................           4        1,530                4%
Tuscon, AZ..................................................           5        1,088                3%
Washington, DC..............................................           1        2,113                5%
                                                                   -----   -----------             ---
  Principal markets total...................................          98       28,588               71%
Other markets...............................................          49       11,451               29%
                                                                   -----   -----------             ---
  Total.....................................................         147       40,039              100%
                                                                   -----   -----------             ---
                                                                   -----   -----------             ---

    At December 31, 1997, the Company owned or controlled 147 properties containing 40,039 units. The Owned Properties average 272 apartment units each, with the largest property containing 2,113 apartment units.

    The Owned Properties offer residents a range of amenities. Many of the Owned Properties include a swimming pool and clubhouse, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios.

    Substantially all of the Owned Properties are encumbered by mortgage indebtedness or serve as collateral for the Company's indebtedness. At December 31, 1997, the Company had aggregate mortgage indebtedness totaling $774.5 million, which was secured by 129 Owned Properties with a combined net book value of $1,246.3 million, having an aggregate weighted average interest rate of 8.1%. At December 31, 1997, the Company had borrowings of $33.5 million outstanding under its Credit Facility which were collateralized by seven Owned Properties with a combined net book value of $82.8 million. See the financial statements included elsewhere in this Annual Report for additional information about the Company's indebtedness.

ITEM 3.  LEGAL PROCEEDINGS

    In November 1996, the Company completed the acquisition (the "English Acquisition") of certain partnership interests, real estate and related assets from J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). In the English Acquisition, the Company purchased all of the general and limited partnerships interests owned by the J.W. English Companies in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 multi-family apartment properties and other assets and interests related to the J.W. English Companies, and assumed management of the properties owned by the English Partnerships. The Company made separate tender offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships (the "Tender Offer English Partnerships").

    In November 1996, purported limited partners of certain of the Tender Offer English Partnerships filed a class action lawsuit against the Company and J.W. English in the U.S. District Court for the Northern District of California (the "Federal Action"), alleging among other things, that the Company conspired with J.W. English to breach his fiduciary duty to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The Federal Action was voluntarily dismissed, without prejudice, in favor of another purported class action filed in May 1997 by limited partners of certain of the Tender Offer English Partnerships and six additional English Partnerships. Two complaints were filed in Superior Court of the State of California (the "California Actions") against the Company and the J.W. English Companies, alleging, among other things, that the consideration the Company offered in the English Tender Offers was inadequate and designed to benefit the J.W. English Companies at the expense of the limited partners, that certain misrepresentations and omissions were made in connection with the English Tender Offers, that the Company receives excessive fees in connection with its management of the properties owned by the English Partnerships, that the Company continues to refuse to liquidate the English Partnerships and that the English Acquisition violated the partnership agreements governing the English Partnerships and constituted a breach of fiduciary duty.

    In addition to unspecified compensation and exemplary damages, the original complaints in the California Actions sought an accounting, a constructive trust on the assets and monies acquired by the English defendants in connection with the English Acquisition, a court order removing the Company from management of the English Partnerships and/or ordering disposition of the properties and attorneys fees, expert fees and other costs. The Company intends to vigorously defend itself in connection with these actions. The Company also believes it is entitled to indemnification from the J.W. English Companies, subject to certain exceptions. Failure by the Company to prevail in the California Actions or to receive indemnification could have a material adverse effect on the Company's financial condition and results of operations.

    On August 4, 1997, the Company filed demurrers to both complaints in the California Actions. At a hearing on the demurrers on January 9, 1998, the court granted the Company's demurrers to each of the three causes of action against it in the two complaints, with leave to amend. On February 25, 1998, the plaintiffs filed a consolidated amended class and derivative complaint for damages (the "Consolidated Amended Complaint"). The Consolidated Amended Complaint has added as defendants the general partners of the English Partnerships and dropped certain defendants, including AIMCO/PAM Properties, L.P. The Consolidated Amended Complaint seeks compensatory and punitive damages and alleges six causes of action for breach of fiduciary duty (two separate causes of action), for an accounting, breach of the implied covenant of good faith and fair dealing, and for inducing breach of contract. Plaintiffs have also added allegations of alleged wrongful conduct in connection with the Company's second group of tender offers commenced in late 1997. The Company will likely file a demurrer. The date to move, answer or otherwise respond to the Consolidated Amended Complaint with respect to all of the defendants is March 27, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    AIMCO held a special meeting of stockholders on December 8, 1997 to consider the issuance by AIMCO of up to 5,433,695 shares of Class A Common Stock in connection with the NHP Merger. The matter was approved by the following vote:

                VOTES
 VOTES FOR     AGAINST   ABSTENTIONS
------------  ---------  -----------
19,997,613      163,073     134,247

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    AIMCO's Class A Common Stock has been listed and traded on the NYSE under the symbol "AIV" since July 22, 1994. The following table sets forth the quarterly high and low sales prices of the Class A Common Stock, as reported on the NYSE, and the dividends paid by the Company for the periods indicated.

                                                                                                         DIVIDENDS
                                                                                                           PAID
QUARTER ENDED                                                                      HIGH         LOW     (PER SHARE)
------------------------------------------------------------------------------     -----        ---     -----------

1995
March 31, 1995................................................................   $      181/2 $      171/8  $   0.415
June 30, 1995.................................................................          201/4        177/8      0.415
September 30, 1995............................................................          211/8        191/2      0.415
December 31, 1995.............................................................          20          18       0.425

1996
March 31, 1996................................................................          211/8        193/8      0.425
June 30, 1996.................................................................          21          183/8      0.425
September 30, 1996............................................................          22          183/8      0.425
December 31, 1996.............................................................          283/8        211/8      0.425

1997
March 31, 1997................................................................          301/2        251/2     0.4625
June 30, 1997.................................................................          293/4        26     0.4625
September 30, 1997............................................................          363/16        281/8     0.4625
December 31, 1997.............................................................          38          32      0.4625

1998
March 31, 1998 (through March 15, 1998).......................................                              0.5625(1)

------------------------

(1) On January 22, 1998, the Company's Board of Directors declared a cash dividend of $0.5625 per share of Common Stock, paid on February 13, 1998 to stockholders of record on February 6, 1998.

    On March 18, 1998, there were 41,417,376 shares of Class A Common Stock outstanding, held by 328 stockholders of record.

    The Company, as a REIT, is required to distribute annually to holders of common stock at least 95% of its "real estate investment trust taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. The Company measures its economic profitability and intends to pay regular dividends to its stockholders based on FFO during the relevant period. However, the future payment of dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's financial condition, its capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

    From time to time, AIMCO issues shares of Class A Common Stock in exchange for OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During 1997, a total of 563,426 shares were issued in exchange for OP Units.

    On June 3, 1997, AIMCO issued warrants (the "NHP Warrants") exercisable to purchase an aggregate of 399,999 shares of Class A Common Stock at $36 per share at any time prior to June 3, 2002. The NHP Warrants were issued as part of the consideration for the NHP Real Estate Companies in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

    On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties controlled by Oxford or its affiliates. The actual number of shares of Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangements with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years. The Oxford Warrants were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The historical selected financial data for AIMCO for the years ended December 31, 1997, 1996 and 1995 is based on audited financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The historical selected financial data for AIMCO for the period from January 10, 1994 (the date of inception) through December 31, 1994 and for the AIMCO Predecessors for the period January 1, 1994 through July 28, 1994 and for the year ended December 31, 1993 is based on audited financial statements.

                                                              THE COMPANY                              AIMCO PREDECESSORS
                                       ---------------------------------------------------------  ----------------------------
                                                                                      FOR THE        FOR THE
                                                                                      PERIOD         PERIOD
                                                                                    JANUARY 10,    JANUARY 1,
                                       FOR THE YEAR  FOR THE YEAR   FOR THE YEAR       1994           1994       FOR THE YEAR
                                          ENDED          ENDED          ENDED         THROUGH        THROUGH         ENDED
                                       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JULY 28,     DECEMBER 31,
                                           1997          1996           1995           1994           1994           1993
                                       ------------  -------------  -------------  -------------  -------------  -------------
OPERATING DATA:
RENTAL PROPERTY OPERATIONS:
Rental and other income..............   $  193,006     $ 100,516      $  74,947      $  24,894      $   5,805      $   8,056
Property operating expenses..........      (76,168)      (38,400)       (30,150)       (10,330)        (2,263)        (3,200)
Owned property management expenses...       (6,620)       (2,746)        (2,276)          (711)        --             --
                                       ------------  -------------  -------------  -------------  -------------  -------------
                                           110,218        59,370         42,521         13,853          3,542          4,856
Depreciation.........................      (37,741)      (19,556)       (15,038)        (4,727)         1,151)        (1,702)
                                       ------------  -------------  -------------  -------------  -------------  -------------
                                            72,477        39,814         27,483          9,126          2,391          3,154
                                       ------------  -------------  -------------  -------------  -------------  -------------
SERVICE COMPANY BUSINESS:
Management fees and other income.....       13,937         8,367          8,132          3,217          6,533          8,069
Management and other expenses........       (9,910)       (5,352)        (4,953)        (2,047)        (5,823)        (6,414)
Corporate overhead allocation........         (588)         (590)          (581)        --             --             --
Owner and seller bonuses.............       --            --             --             --               (204)          (468)
Amortization of management company
  goodwill...........................         (948)         (500)          (428)        --             --             --
Depreciation and amortization........         (453)         (218)          (168)          (150)          (146)          (204)
                                       ------------  -------------  -------------  -------------  -------------  -------------
                                             2,038         1,707          2,002          1,020            360            983
                                       ------------  -------------  -------------  -------------  -------------  -------------
Minority interests in service company
  business...........................          (10)           10            (29)           (14)        --             --
                                       ------------  -------------  -------------  -------------  -------------  -------------
Company's shares of income from
  service company business...........        2,028         1,717          1,973          1,006            360            983
                                       ------------  -------------  -------------  -------------  -------------  -------------
General and administrative
  expenses...........................       (5,396)       (1,512)        (1,804)          (977)        --             --
Interest income......................        8,676           523            658            123         --             --
Interest expense.....................      (51,385)      (24,802)       (13,322)        (1,576)        (4,214)        (3,510)
Minority interest in other
  partnerships.......................        1,008          (111)        --             --             --             --
Equity in losses of unconsolidated
  partnerships.......................       (1,798)       --             --             --             --             --
Equity in earnings of unconsolidated
  subsidiaries.......................        4,636        --             --             --             --             --
Income from operations...............       30,246        15,629         14,988          7,702         (1,463)           627
Gain on disposition of properties....        2,720            44         --             --             --             --
Provision for income taxes...........       --            --             --             --                (36)          (336)
                                       ------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before extraordinary
  item and minority interest in
  Operating Partnership..............       32,966        15,673         14,988          7,702         (1,499)           291
Extraordinary item--early
  extinguishment of debt.............         (269)       --             --             --             --             --
                                       ------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before minority
  interest in Operating
  Partnership........................       32,697        15,673         14,988          7,702         (1,499)           291
Minority interest in Operating
  Partnership........................       (4,064)       (2,689)        (1,613)          (559)        --             --
                                       ------------  -------------  -------------  -------------  -------------  -------------
Net income (loss)....................   $   28,633     $  12,984      $  13,375      $   7,143      $  (1,499)     $     291
                                       ------------  -------------  -------------  -------------  -------------  -------------
                                       ------------  -------------  -------------  -------------  -------------  -------------

                                                              THE COMPANY                              AIMCO PREDECESSORS
                                       ---------------------------------------------------------  ----------------------------
                                                                                      FOR THE        FOR THE
                                                                                      PERIOD         PERIOD
                                                                                    JANUARY 10,    JANUARY 1,
                                       FOR THE YEAR  FOR THE YEAR   FOR THE YEAR       1994           1994       FOR THE YEAR
                                          ENDED          ENDED          ENDED         THROUGH        THROUGH         ENDED
                                       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JULY 28,     DECEMBER 31,
                                           1997          1996           1995           1994           1994           1993
                                       ------------  -------------  -------------  -------------  -------------  -------------
OTHER INFORMATION:
Total owned properties (end of
  period)............................          147            94             56             48              4              4
Total owned apartment units (end of
  period)............................       40,039        23,764         14,453         12,513          1,711          1,711
Units under management (end of
  period)............................       69,587        19,045         19,594         20,758         29,343         28,422
Basic earnings per common share
  (1)................................   $     1.09     $    1.05      $    0.86      $    0.42            N/A            N/A
Diluted earnings per common share
  (1)................................   $     1.08     $    1.04      $    0.86      $    0.42            N/A            N/A
Dividends paid per common share......   $     1.85     $    1.70      $    1.66      $    0.29            N/A            N/A
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation.......................   $1,659,763     $ 865,222      $ 477,162      $ 406,067      $  47,500      $  46,819
Total assets.........................    2,103,066       834,813        480,361        416,739         39,042         38,914
Total mortgages and notes payable....      808,530       522,146        268,692        141,315         40,873         41,893
Mandatorily redeemable 1994
  Cumulative Senior Preferred
  Stock..............................       --            --             --             96,600         --             --
Stockholders' equity.................    1,045,301       222,889        169,032        140,319         (9,345)        (7,556)

------------------------

(1) Earnings per share figures for all periods prior to 1997 have been restated to reflect the application of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
  1996

    NET INCOME

    The Company recognized net income of $28.6 million and net income attributable to common shareholders of $26.3 million for the year ended December 31, 1997 compared to net income and net income attributable to common shareholders of $13.0 million for the year ended December 31, 1996. Net income attributable to common shareholders represents net income less a provision for accrued dividends on the Company's Class B Preferred Stock and Class C Preferred Stock. The Class B Preferred Stock and Class C Preferred Stock were issued in August and December 1997, respectively. There was no preferred stock outstanding during 1996. The increase in net income allocable to common shareholders of $13.3 million, or 102.3%, was primarily the result of the following:

    - the acquisition of 10,484 units in 42 apartment communities primarily during November and December 1996 (the "1996 Acquisitions");

    - the acquisition of 11,706 units in 44 apartment communities during 1997 (the "1997 Acquisitions");

    - the acquisition of interests in the NHP Partnerships during the period June through December 1997; and

    - the acquisition of NHP in December 1997.

    - interest income on general partner loans to unconsolidated real estate partnerships.

    The effect of these acquisitions on net income was partially offset by the sale of four properties in August 1996 (the "1996 Dispositions") and five properties in October 1997 (the "1997 Dispositions"). These factors are discussed in more detail in the following paragraphs.

    RENTAL PROPERTY OPERATIONS

    Rental and other property revenues from the Company's Owned Properties totaled $193.0 million for the year ended December 31, 1997, compared to $100.5 million for the year ended December 31, 1996, an increase of $92.5 million, or 92.0%. Rental and other property revenues consisted of the following (in thousands):

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
"Same store" properties..........................................   $   78,724    $   75,069
1996 Acquisitions................................................       68,505        14,970
1997 Acquisitions................................................       22,163        --
Acquisition of interests in the NHP Partnerships.................       15,592        --
1996 Dispositions................................................       --             3,363
1997 Dispositions................................................        4,092         4,719
Properties in lease-up after the completion of an expansion or
  renovation.....................................................        3,930         2,395
                                                                   ------------  ------------
Total............................................................   $  193,006    $  100,516
                                                                   ------------  ------------
                                                                   ------------  ------------

    Average monthly rent per occupied unit for the same store properties increased to $571 at December 31, 1997 from $560 at December 31, 1996, an increase of 2.0%. Weighted average physical occupancy for the properties increased to 94.8% at December 31, 1997 from 94.5% at December 31, 1996, an increase of 0.3%.

    Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance. Property operating expenses totaled $76.2 million for the year ended December 31, 1997, compared to $38.4 million for the year ended December 31, 1996, an increase of $37.8 million, or 98.4%. Property operating expenses consisted of the following (in thousands):

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
"Same store" properties..........................................   $   28,009    $   28,234
1996 Acquisitions................................................       28,911         5,258
1997 Acquisitions................................................        8,402        --
Acquisition of interests in the NHP Partnerships.................        7,304        --
1996 Dispositions................................................                      1,793
1997 Dispositions................................................        1,972         2,300
Properties in lease-up after the completion of an expansion or
  renovation.....................................................        1,570           815
                                                                   ------------  ------------
Total............................................................   $   76,168    $   38,400
                                                                   ------------  ------------
                                                                   ------------  ------------

    Owned Property management expenses, representing the costs of managing the Company's Owned Properties, totaled $6.6 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996, an increase of $3.9 million, or 144.4%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of interests in the NHP Partnerships.

    SERVICE COMPANY BUSINESS

    The Company's share of income from the service company business was $2.0 million for the year ended December 31, 1997, compared to $1.7 million for the year ended December 31, 1996, an increase of $0.3 million or 17.6%. The increase is due to the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests which provide for certain partnership and administrative fees, and a captive insurance subsidiary acquired in connection with the acquisition of the NHP Real Estate Companies in June 1997, which were offset by the expiration of the Company's commercial asset management contracts on March 31, 1997. The Company's share of income from service company businesses consisted of the following (in thousands):

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
Properties managed for third parties and affiliates
  Management fees and other income...............................   $    9,353    $    5,679
  Management and other expenses..................................       (9,045)       (4,405)
                                                                   ------------  ------------
                                                                           308         1,274
                                                                   ------------  ------------
Commercial asset management
  Management and other income....................................          245         1,026
  Management and other expenses..................................         (275)         (339)
                                                                   ------------  ------------
                                                                           (30)          687
                                                                   ------------  ------------
Reinsurance operations
  Revenues.......................................................        4,228         1,267
  Expenses.......................................................         (360)         (282)
                                                                   ------------  ------------
                                                                         3,868           985
                                                                   ------------  ------------
Brokerage and other
  Revenues.......................................................          111           395
  Expenses.......................................................         (230)         (326)
                                                                   ------------  ------------
                                                                          (119)           69
                                                                   ------------  ------------
                                                                    $    4,027    $    3,015
                                                                   ------------  ------------
                                                                   ------------  ------------

    Income from the management of properties for third parties and affiliates was $0.3 million for the year ended December 31, 1997, compared to $1.3 million for the year ended December 31, 1996, a decrease of $1.0 million, or 76.9%.

    Losses from commercial asset management were $30,000 for the year ended December 31, 1997 compared to income of $0.7 million for the year ended December 31, 1996. The decrease is primarily due to the expiration of certain commercial management contracts in March 1997.

    Income from the reinsurance operations for the year ended December 31, 1997 increased by $2.9 million from the year ended December 31, 1996, due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved, as well as the acquisition of the NHP Real Estate Companies, which included the acquisition of a captive insurance company.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses totaled $5.4 million for the year ended December 31, 1997 compared to $1.5 million for the year ended December 31, 1996, an increase of $3.9 million, or 260.0%. The increase in general and administrative expenses is primarily due to the payment of incentive compensation to members of senior management and other employees.

    INTEREST EXPENSE

    Interest expense, which includes the amortization of deferred finance costs, totaled $51.4 million for the year ended December 31, 1997, compared to $24.8 million for the year ended December 31, 1996, an increase of $26.6 million or 107.3%. The increase consists of the following (in thousands):

Interest expense on secured short-term and long-term indebtedness incurred in connection with the 1996 Acquisitions................  $  11,054
Interest expense on secured and unsecured short-term and long-term
  indebtedness incurred in connection with the 1997 Acquisitions...      7,082
Interest expense on secured and unsecured short-term and long-term indebtedness incurred in connection with the acquisition of
  interests in the NHP Partnerships................................      6,924
Increase in interest expense on the Credit Facility due to
  borrowings used in connection with the refinancing of short-term indebtedness and the acquisition of the NHP Real Estate Companies in June 1997, net of decreased interest expense on existing
  indebtedness due to principal amortization.......................      1,523
                                                                     ---------
Total increase.....................................................  $  26,583
                                                                     ---------
                                                                     ---------

    INTEREST INCOME

    Interest income totaled $8.7 million for the year ended December 31, 1997, compared to $0.5 million for the year ended December 31, 1996. The increase is primarily due to interest earned on general partner loans to unconsolidated real estate partnerships acquired in 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
  1995

    The Company recognized net income of $13.0 million for the year ended December 31, 1996, all of which was attributable to common shareholders. For the year ended December 31, 1995, the Company recognized net income of $13.4 million, of which $5.2 million was attributable to the holder of AIMCO's mandatorily redeemable 1994 Cumulative Convertible Senior Preferred Stock ("Convertible Preferred Stock") and $8.2 million was attributable to common shareholders. The increase in net income allocable to the common shareholders in 1996 of 58.5% was primarily the result of the 1996 Acquisitions offset by the 1996 Dispositions. The increase in net income is partially offset by increased interest expense associated with debt which was incurred in June 1995 and September 1995 upon the redemption of the Convertible Preferred Stock, increased interest expense attributable to indebtedness assumed or incurred in connection with the 1996 Acquisitions offset by decreased interest expense after the pay down of the Credit Facility with proceeds from the 1996 Dispositions. These factors are discussed in more detail in the following paragraphs.

    RENTAL PROPERTY OPERATIONS

    Rental and other property revenues from the Company's Owned Properties totaled $100.5 million for the year ended December 31, 1996, compared to $74.9 million for the year ended December 31, 1995, an increase of $25.6 million, or 34.2%. Rental and other property revenues consisted of the following (in thousands):

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
"Same store" properties................................     $    69,268         $  67,058
1996 Acquisitions......................................          25,929               517
1996 Dispositions......................................           3,363             5,272
Properties in lease-up after the completion of an
  expansion or renovation..............................           1,956             2,100
                                                               --------           -------
Total..................................................     $   100,516         $  74,947
                                                               --------           -------
                                                               --------           -------

    Average monthly rent per occupied unit for these 42 properties at December 31, 1996 and 1995 was $546 and $531, respectively, an increase of 2.8%. Weighted average physical occupancy for the 42 properties increased from 94.2% at December 31, 1995 to 94.9% at December 31, 1996, a 0.7% increase.

    Property operating expenses totaled $38.4 million for the year ended December 31, 1996, compared to $30.2 million for the year ended December 31, 1995, an increase of $8.2 million, or 27.2%. Property operating expenses consisted of the following (in thousands):

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
"Same store" properties................................     $    26,103         $  25,615
1996 Acquisitions......................................           9,652               218
1996 Dispositions......................................           1,793             3,146
Properties in lease-up after the completion of an
  expansion or renovation..............................             852             1,171
                                                               --------           -------
Total..................................................     $    38,400         $  30,150
                                                               --------           -------
                                                               --------           -------

    Owned property management expenses totaled $2.7 million for the year ended December 31, 1996, compared to $2.3 million for the year ended December 31, 1995, an increase of $0.4 million or 17.4%. The increase is primarily due to the acquisition of properties in 1996.

    SERVICE COMPANY BUSINESS

    The Company's share of income from the service company business was $1.7 million for the year ended December 31, 1996 compared to $2.0 million for the year ended December 31, 1995. Management fees and other income totaled $8.4 million for the year ended December 31, 1996 compared to $8.1 million for the year ended December 31, 1995, reflecting an increase of $0.3 million, or 3.7%. Management and other expenses totaled $5.4 million for the year ended December 31, 1996 compared to $5.0 million for the year ended December 31, 1995, reflecting an increase of $0.4 million, or 8.0%. Major sources of revenue and expense before amortization of management company goodwill, corporate overhead allocations, depreciation and amortization and minority interest are described below.

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
                                                                    (IN THOUSANDS)
Properties managed for third parties and affiliates
  Management fees and other income.....................      $   5,679          $   4,878
  Management and other expenses........................         (4,405)            (3,620)
                                                               -------            -------
                                                                 1,274              1,258
                                                               -------            -------
Commercial asset management
  Management and other income..........................          1,026              1,564
  Management and other expenses........................           (339)              (562)
                                                               -------            -------
                                                                   687              1,002
                                                               -------            -------
Reinsurance operations
  Revenues.............................................          1,267              1,193
  Expenses.............................................           (282)              (432)
                                                               -------            -------
                                                                   985                761
                                                               -------            -------
Brokerage and other
  Revenues.............................................            395                497
  Expenses.............................................           (326)              (339)
                                                               -------            -------
                                                                    69                158
                                                               -------            -------
                                                             $   3,015          $   3,179
                                                               -------            -------
                                                               -------            -------

    Income from the management of properties for third parties and affiliates was $1.3 million for the years ended December 31, 1996 and 1995. Management fee revenues increased from $4.9 million for the year ended December 31, 1995 to $5.7 million for the year ended December 31, 1996, an increase of $0.8 million or 16.4%, primarily as a result of the acquisition of properties in 1996. A comparable increase in management expenses was also experienced in 1996.

    Income from commercial asset management was $0.7 million for the year ended December 31, 1996 compared to $1.0 million for the year ended December 31, 1995, a decrease of $0.3 million or 30.0%. Commercial management revenues declined from $1.6 million in 1995 to $1.0 million in 1996, primarily due to the reduction in the number of properties managed. Commercial management expenses declined from $0.6 million to $0.3 million as a result of fewer managed properties. The asset management contracts expired on March 31, 1997.

    Income from the reinsurance operations for the year ended December 31, 1996 increased by $0.2 million, or 29.4%, from the year ended December 31, 1995, due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses totaled $1.5 million for the year ended December 31, 1996 compared to $1.8 million for the year ended December 31, 1995, a decrease of $0.3 million or 16.7%. The amount presented for 1996 included $1.5 million for payroll, overhead and other costs associated with operating a public company and $0.6 million for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $0.6 million to the service company business. The amount presented for 1995 included $1.6 million for payroll, overhead and other costs associated with operating a public company, and $0.8 million for payroll and other costs incurred in the development of new business offset by a corporate overhead allocation of $0.6 million to the service company business. The net decrease in general and administrative expenses for the year ended December 31, 1996 is attributable to fewer personnel and a decrease in state income taxes paid in 1996 as a result of the restructuring in early 1995.

    INTEREST EXPENSE

    Interest expense totaled $24.8 million for the year ended December 31, 1996 compared to $13.3 million for the year ended December 31, 1995, an increase of $11.5 million or 86.5%. The increase consists primarily of $5.7 million of interest expense on secured long-term debt incurred in connection with refinancings completed in June 1995 and September 1995 to refinance certain secured notes payable, redeem the Convertible Preferred Stock and repurchase 513,514 unregistered shares of Class A Common Stock, and $5.6 million of interest expense on long-term and short-term indebtedness incurred or assumed in connection with the 1996 Acquisitions. Interest expense on secured tax-exempt bond financing increased by $1.0 million, or 13.5%, due to an increase in interest rate on the $48.1 million of tax-exempt bonds refinanced in June 1996 and the borrowing of $9.9 million in June 1996 (proceeds of which were used to pay down the Company's Credit Facility). During the year ended December 31, 1996, the Company capitalized interest of $0.8 million as a result of increased construction and renovation activities compared to $0.1 million which was capitalized during the year ended December 31, 1995. Interest expense, amortization of deferred financing costs and unused commitment fees on the Credit Facility were $1.6 million for the years ended December 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had $37.1 million in cash and cash equivalents and $24.2 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

    In May 1997, the Company increased its maximum amount available under the Credit Facility from $50.0 million to $100.0 million. The outstanding balance under the Credit facility was $33.5 million at December 31, 1997.

    In January 1998, the Company replaced the Credit Facility with a new unsecured $50 million revolving credit facility with Bank of America and BankBoston, N.A. The interest rate under the New Credit Facility is based on LIBOR or Bank of America's reference rate at the election of the Company, plus an applicable margin, ranging from 0.6% to 1.0% for LIBOR based loans and 0.0% to 0.5% for loans based on Bank of America's reference rate. The New Credit Facility expires on January 26, 2000 unless extended for successive one-year periods at the discretion of the lenders. The Company utilizes the New Credit Facility for general corporate purposes and to fund investments on an interim basis. As of March 18, 1998, there were no borrowings outstanding under the New Credit Facility.

    In February 1998, the Company entered into a five year secured credit facility agreement with Washington Mortgage, which provides for a $50 million revolving credit facility, a portion or all of which may be converted into a base loan facility. At the AIMCO Operating Partnership's request, the commitment amount may be increased to an amount not to exceed $250 million, subject to consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for their obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. The interest rate on each advance is determined by investor bids for such mortgage backed securities plus a fee spread presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance as selected by the AIMCO Operating Partnership. Advances under the base facility mature at a date, selected by the AIMCO Operating Partnership between ten and twenty years from the date of the advance. The outstanding balance under the WMF Credit Faculty was $36.9 million as of March 18, 1998.

    The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt, OP Units or equity securities and cash generated from operations. In May 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1.0 billion of debt and equity securities. As of March 18, 1998, the amount remaining available under the shelf registration was $419.4 million. The Company expects to finance the pending acquisition of Ambassador and other real estate interests, discussed previously in this report, with the issuance of equity securities and debt.

    As of December 31, 1997, 95% of the Company's Owned Properties and 67% of its total assets were encumbered by debt, and the Company had total outstanding indebtedness of $808.5 million, all of which was secured by Owned Properties and other assets. The Company's indebtedness is comprised of $681.4 million of secured long-term financing, $53.1 in secured short-term financing and $74.0 million of secured tax-exempt bonds. As of December 31, 1997, approximately 8% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation has made 89 loans (the "GMAC Loans"), with an aggregate outstanding principal balance of $398.6 million as of December 31, 1997, to property owning partnerships of the Company, each of which is secured by the underlying Owned Property of such partnership. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company's long-term secured tax-exempt financing and secured notes payable was 8.1% with a weighted average maturity of 9.7 years. The weighted average interest rate on the Company's secured short-term financing was 7.5%.

CAPITAL EXPENDITURES

    For the year ended December 31, 1997, the Company spent $7.4 million for capital replacements (expenditures for routine maintenance of a property), $9.1 million for initial capital expenditures (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $8.5 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Credit Facility, working capital reserves and net cash provided by operating activities. During 1998, the Company will provide an allowance for capital replacements of $300 per apartment unit. Initial capital expenditures and capital enhancements will primarily be funded by cash from operating activities and borrowings under the New Credit Facility.

    The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                                                             DEPRECIABLE
                                                                              ACCOUNTING       LIFE IN
EXPENDITURE                                                                   TREATMENT         YEARS
-------------------------------------------------------------------------  ----------------  -----------
Initial capital expenditures                                                  capitalize       5 to 30
Capital enhancements                                                          capitalize       5 to 30
Capital replacements:
Carpet/vinyl replacement                                                      capitalize          5
Carpet cleaning                                                                expense           N/A
Major appliance replacement (refrigerators, stoves, dishwashers,              capitalize          5
  washers/dryers)
Cabinet replacement                                                           capitalize          5
Major new landscaping                                                         capitalize          5
Seasonal plantings and landscape replacements                                  expense           N/A
Roof replacements                                                             capitalize         30
Roof repairs                                                                   expense           N/A
Model furniture                                                               capitalize          5
Office equipment                                                              capitalize          5
Exterior painting, significant                                                capitalize          5
Interior painting                                                              expense           N/A
Parking lot repairs                                                            expense           N/A
Parking lot repaving                                                          capitalize         30
Equipment repairs                                                              expense           N/A
General policy for capitalization                                             capitalize       various
                                                                              amounts in
                                                                            excess of $250

FUNDS FROM OPERATIONS

    The Company measures its economic profitability based on FFO. The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the AIMCO Operating Partnership, plus amortization of management company goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

    For the years ended December 31, 1997, 1996 and 1995, the Company's FFO is calculated as follows (amounts in thousands):

                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
Income before minority interest in Operating Partnership..............   $   32,697    $   15,673    $   14,988
Extraordinary item....................................................          269        --            --
Gain on disposition of properties.....................................       (2,720)          (44)       --
Real estate depreciation, net of minority interests...................       33,751        19,056        15,038
Amortization of management company goodwill...........................          948           500           428
Equity in earnings of other partnerships:
  Real estate depreciation............................................        6,280        --            --
Equity in earnings of unconsolidated subsidiaries:
  Real estate depreciation............................................        3,584        --            --
  Deferred taxes......................................................        4,894        --            --
  Amortization of management contracts................................        1,587        --            --
Preferred Stock dividends.............................................         (135)       --            (5,169)
                                                                        ------------  ------------  ------------
Funds From Operations (FFO)...........................................   $   81,155    $   35,185    $   25,285
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average number of common shares, common share equivalents and
  OP Units outstanding:
    Common stock......................................................       24,055        12,411         9,571
    Common stock equivalents..........................................          381            16             8
    Preferred stock convertible into common stock.....................        1,006        --            --
    OP Units..........................................................        3,677         2,567         1,882
                                                                        ------------  ------------  ------------
                                                                             29,119        14,994        11,461
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
CASH FLOW INFORMATION:
Cash flow provided by operating activities............................   $   73,032    $   38,806    $   25,911
Cash flow used in investing activities................................     (717,663)      (88,144)      (60,821)
Cash flow provided by financing activities............................      668,549        60,129        30,145

CONTINGENCIES

HUD ENFORCEMENT AND LIMITED DENIALS OF PARTICIPATION

    A significant number of affordable units included in the AIMCO Properties are subject to regulation by HUD. Under its regulations, HUD has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of an LDP by any HUD office or nationwide for violations of HUD regulatory requirements. In March 1997, HUD announced its intention to step up enforcement against property owners and managers who violate their agreements with HUD, and, in July 1997, HUD announced the creation of a new department-wide enforcement division. Three HUD field offices have recently issued three LDPs to NHP as a result of physical inspections and mortgage defaults at four properties owned by the NHP Real Estate Companies, two of which are managed by the Company. One LDP was subsequently withdrawn and another was terminated in December 1997 after a reinspection of the property. The one remaining LDP, unless lifted, suspends the Company's ability to manage or acquire additional HUD-assisted properties in eastern Missouri until June 24, 1998. The Company has proposed a settlement agreement with HUD which includes aggregate payments to HUD of approximately $0.5 million, and is awaiting HUD's response. The Company cannot determine whether HUD will accept the proposed settlement. Because an LDP is prospective, existing HUD agreements are not affected, so an LDP is not expected to result in the loss of management service revenue from or to otherwise affect properties that the Company currently manages in the subject regions. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.

    HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving management of HUD-assisted properties. In this regard, since July 1988, 29 HUD-assisted properties owned or managed by the NHP Real Estate Companies or NHP have defaulted on non-recourse HUD-insured mortgage loans. Eight of these 29 properties are also currently managed by the Company. An additional six properties owned or managed by the Company have received unsatisfactory performance ratings. As a result of the defaults and unsatisfactory ratings, the national HUD office must review any field office approval of the Company to act as property manager for a HUD-assisted property. The national HUD office has consistently approved NHP's applications to manage new properties, and the Company received HUD clearance to acquire NHP and the NHP Real Estate Companies. The Company believes that it enjoys a good working relationship with HUD and that the national office will continue to apply the clearance process to large management portfolios such as the Company's, including NHP's, with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

    In October 1997, NHP received a subpoena from the Inspector General of HUD (the "Inspector General") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of the Company's acquisitions of property management rights for HUD projects, may be responsive to the subpoena. The Company is in the process of complying with the subpoena and has provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Although the Inspector General has not initiated any action against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on the results of operations of the Company.

ENVIRONMENTAL

    Certain Federal, state and local laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when those materials are in poor condition or in the event of building remodeling, renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws also impose liability for a release of ACMs and may enable third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation or management of properties, the Company could be potentially liable for those costs. There are ACMs at certain of the Owned Properties, and there may be ACMs at certain of the other AIMCO Properties. AIMCO has developed and implemented operations and maintenance programs, as appropriate, that establish operating procedures with respect to the ACMs at most of the Owned Properties, and intends to develop and implement, as appropriate, such programs at AIMCO Properties that do not have such programs.

    Certain of the Company's Owned Properties, and some of the other AIMCO Properties, are located on or near properties that contain or have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the AIMCO Properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto an Owned Property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin (the "City"), the former landfill operator, has assumed responsibility for conducting all investigation and remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission ("TNRCC") has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingency plan of passive methane gas venting may be implemented by the City. The City has also conducted testing at Montecito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation; however, the Company has relocated some of its tenants and has installed a venting system according to the TNRCC's specifications under the buildings slabs, in connection with the present raising of four of its buildings in order to install stabilizing piers thereunder, at a total cost of approximately $550,000, which is primarily the cost for the restabilization. The restabilization was substantially completed in January 1998. The City will be responsible for monitoring the conditions of Montecito.

    All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants prior to acquisition. The audits did not reveal, nor is the Company aware of, any environmental liability relating to such properties that would have a material adverse effect on the Company's business, assets or results of operations. The Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants. However, the Company is not aware of any environmental liability that would have a material adverse effect on its business, financial condition or results of operations relating to the Managed Properties.

    In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protection Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. A settlement in principle between NHP and the EPA has been reached whereby NHP has agreed to pay a fine of less than $100,000, permit the EPA to audit the maintenance records and technical staffing at 40 NHP properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in 1998.

YEAR 2000 COMPLIANCE

    The Company's management has determined that it will be necessary to modify or replace certain accounting and operational software and hardware to enable its computer systems to operate properly subsequent to December 31, 1999. As a result, management has appointed a team of internal staff to research and manage the conversion or replacement of existing systems to comply with year 2000 requirements. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations, and that transactions with tenants, suppliers and financial institutions are fully supported.

    The Company utilizes numerous accounting and reporting software packages and computer hardware to conduct its business, some of which already comply with year 2000 requirements. Management estimates that the modification or replacement of non-compliant accounting and reporting software and hardware will total approximately $0.3 million.

    The Company's management also believes that certain of the Owned Properties possess operational systems (e.g. elevators, fire alarm and extinguishment systems and security systems) which also must be modified or replaced in order to function properly after 1999. Management is currently engaged in the identification of all non-compliant operational systems, and has not yet determined the estimated cost of replacing or modifying such systems.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The independent auditor's reports, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's Directors required by this item is presented under the caption "Board of Directors and Officers" in AIMCO's proxy statement for its 1998 annual meeting of stockholders and is incorporated herein by reference.

    The directors and executive officers of the Company as of March 18, 1998 are:

NAME                         AGE      POSITION WITH THE COMPANY
-----------------------      ---      -------------------------------------------------------------------------
Terry Considine                  50   Chairman of the Board of Directors and Chief Executive Officer
Peter K. Kompaniez               52   Vice Chairman, President and Director
Joel F. Bonder                   49   Executive Vice President, General Counsel and Secretary
Robert Ty Howard                 40   Executive Vice President--Ancillary Services
Steven D. Ira                    47   Executive Vice President and Co-Founder
Thomas W. Toomey                 37   Executive Vice President--Finance and Administration
David L. Williams                52   Executive Vice President--Property Operations
Harry G. Alcock                  34   Senior Vice President--Acquisitions
Troy D. Butts                    33   Senior Vice President and Chief Financial Officer
Martha Carlin                    35   Senior Vice President--Ancillary Services
Joseph DeTuno                    52   Senior Vice President--Property Redevelopment
Jack W. Marquardt                41   Senior Vice President--Accounting
Herbert Meistrich                55   Senior Vice President--Asset Management
Leeann Morein                    43   Senior Vice President--Investor Services
David O'Leary                    43   Senior Vice President--Buyers Access
R. Scott Wesson                  34   Senior Vice President and Chief Information Officer
Roberta Ujakovich                45   Senior Vice President--Asset Management
Patricia K. Heath                43   Vice President and Chief Accounting Officer
Richard S. Ellwood               65   Director, Chairman, Audit Committee
J. Landis Martin                 51   Director, Chairman, Compensation Committee
Thomas L. Rhodes                 58   Director
John D. Smith                    69   Director

    TERRY CONSIDINE. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1994. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the Company's predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar.

    Mr. Considine has had substantial multifamily real estate experience. From 1975 through July 1994, partnerships or other entities in which Mr. Considine had controlling interests invested in approximately 35 multifamily apartment properties and commercial real estate properties. Six of these real estate assets (four of which were multifamily apartment properties and two of which were office properties) did not generate sufficient cash flow to service their related indebtedness and were foreclosed upon by their lenders, causing pre-tax losses of approximately $11.9 million to investors and losses of approximately $2.7 million to Mr. Considine.

    PETER K. KOMPANIEZ. Mr. Kompaniez has been Vice Chairman and a director of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as

President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V's real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

    JOEL F. BONDER. Mr. Bonder was appointed Executive Vice President and General Counsel of AIMCO effective December 1997. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP from1986 to 1991. From 1983 to 1985, Mr. Bonder was with the Washington, D.C. law firm of Lane & Edson, PC. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. Mr. Bonder received an A.B. from the University of Rochester and a J.D. from Washington University School of Law.

    ROBERT TY HOWARD. Mr. Howard was appointed Executive Vice President--Ancillary Services in February 1998. Prior to joining AIMCO, Mr. Howard served as an officer and director of four affiliated companies, Hecco Ventures, Craig Corporation, Reading Company and Decurion Corporation. Mr. Howard was responsible for financing, mergers and acquisitions activities, investments in commercial real estate, both nationally and internationally, cinema development and interest rate risk management. From 1983 to 1988, he was employed by Spieker Properties. Mr. Howard received a B.A. from Amherst College, a J.D. from Harvard Law School and an M.B.A. from Stanford University Graduate School of Business.

    STEVEN D. IRA. Mr. Ira has served as Executive Vice President and Co-Founder of AIMCO since July 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management
(IREM) and is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

    THOMAS W. TOOMEY. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

    DAVID L. WILLIAMS.  Mr. Williams has been Executive Vice
President-Operations of AIMCO since January 1997. Prior to joining AIMCO, Mr. Williams was Senior Vice President of Operations at Evans

Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council Boards and NAREIT committees. Mr. Williams also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr. Williams received his B.A. in education and administration from the University of Washington in 1967.

    HARRY G. ALCOCK. Mr. Alcock has served as a Vice President since July 1996, and was promoted to Senior Vice President--Acquisitions in October 1997, with responsibility for acquisition and financing activities since July 1994. From June 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a Los Angeles based real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp. He received his B.S. from San Jose State University.

    TROY D. BUTTS. Mr. Butts has served as Senior Vice President and Chief Financial Officer of AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

    MARTHA CARLIN. Ms. Carlin has served as Vice President since September 1996 and was promoted to Senior Vice President--Ancillary Services in December 1997. From December 1995 until September 1996, Ms. Carlin served as Chief Financial Officer for Wentwood Investment Partners. Ms. Carlin was employed by Arthur Andersen LLP for six years, with a primary focus in real estate. Ms. Carlin was also employed by MCI Communications and Lincoln Property Company. Ms. Carlin received a B.S. from the University of Kentucky and is a Certified Public Accountant.

    JOSEPH DETUNO. Mr. DeTuno has been Senior Vice President--Property Redevelopment of AIMCO since September 1997. Mr. DeTuno was president and founder of JD Associates, his own full service real estate consulting, advisory and project management company which he founded in 1990. JD Associates provided development management, financial analysis, business plan preparation and implementation services. Previously, Mr. DeTuno served as President/Partner of Gulfstream Commercial Properties, President and Co managing Partner of Criswell Development Company, Vice President of Crow Hotel and Company and Project Director with Perkins & Will Architects and Planners. Mr. DeTuno received his B.A. in architecture and is a registered architect in Illinois and Texas.

    JACK W. MARQUARDT. Mr. Marquardt has been Senior Vice President--Accounting of AIMCO since September 1997. Mr. Marquardt brings over 17 years of real estate accounting experience to AIMCO. From October 1992 through August 1997, Mr. Marquardt served as Vice President/Corporate Controller and Manager of Data Processing for Transwestern Property Company, where he was responsible for corporate accounting, tax, treasury services and computer systems. From August 1986 through September 1992, Mr. Marquardt worked in the real estate accounting area of Aetna Realty Investors, Inc. serving as Regional Controller from April 1990 through September 1992. Mr. Marquardt received a B.S. in Business Administration/Finance from Ohio State University.

    HERBERT MEISTRICH. Mr. Meistrich has served as a Regional Vice President of AIMCO since March 1995 and was promoted to Senior Vice President in September 1997, with responsibility for acquisitions and conversions of properties. Mr. Meistrich has been involved in property management, development and acquisition of all types of real estate properties since 1972. From 1982 to 1993, Mr. Meistrich was President of Continental American Capital Corp., an affiliate of ConAm Properties,

Ltd., and was responsible for acquisition and financing of apartments and hotels. From 1966 to 1982, Mr. Meistrich practiced law, specializing in real estate development and management. He was an Adjunct Assistant Professor at NYU and has taught advanced real estate courses at NYU, as well as at other professional seminars. He has authored articles in various real estate publications. Mr. Meistrich received a B.A. from Rutgers University and a J.D. from Columbia University Law School.

    LEEANN MOREIN. Ms. Morein has served as Senior Vice President-- lnvestor Services of AIMCO since November 1997. Ms. Morein served as Secretary from July 1994 to December 1997. From July 1994 until October 1997, Ms. Morein also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P, a publicly traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President-Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

    DAVID O'LEARY. Mr. O'Leary has been President of Property Services Group, Inc., an AIMCO subsidiary since December 1997. Property Services Group, Inc. administers the Buyers Access program. From 1993 until 1997, Mr. O'Leary served as Regional Vice President and Senior Vice President for Property Services Group, Inc., with responsibility for program marketing and sales. From 1981 to 1993 Mr. O'Leary served as Vice President and Executive Vice President for Commonwealth Pacific Inc., a privately held real estate investment and management firm based in Seattle, Washington. During his tenure with Commonwealth Pacific, Inc., Mr. O'Leary was responsible for acquisitions, dispositions, development, and asset management from offices located in Houston and Dallas, Texas, Atlanta, Georgia and Seattle, Washington. Mr. O'Leary also served as Vice President for Johnstown American Companies, directing acquisition activities for the Northeast United States. Mr. O'Leary received his B.A. Degree from the University of Utah in 1979.

    R. SCOTT WESSON. Mr. Wesson has been Senior Vice President-Chief Information Officer of AIMCO since July 1997. From 1994 until 1997, Mr. Wesson served as Vice President of Information Services at Lincoln Property Company, where he was responsible for information systems infrastructure, technology planning and business process re-engineering. From 1992 to 1994, Mr. Wesson served in the role of Director of Network Services for Lincoln Property Company, where he was responsible for the design and deployment of the company's Wide Area Network and Local Area Networks, comprising over 2,500 workstations in over 40 locations nationwide. From 1988 to 1992, he was a systems consultant with Automatic Data Processing involved in design, planning and deployment of financial and human resources systems for several major, multi-national organizations. From 1984 to 1987, he was a Senior Analyst with Federated Department Stores, Inc. involved in planning and distribution. Mr. Wesson received his B.S. from the University of Texas in 1984.

    ROBERTA UJAKOVICH. Ms. Ujakovich has served as Senior Vice President since July, 1997. She is responsible for transactions in the portfolio of over 380 AIMCO and NHP properties. Prior to joining AIMCO, Ms. Ujakovich was Vice President of NHP serving as the Director of Transactions in NHP's Asset Management Department. Previously, Ms. Ujakovich worked as a developer for three successive, affiliated real estate development companies: The Cafritz / Freeman Group, The Investment Group and Rosenberg, Freeman and Associates. She holds a B.A. from Allegheny College and a Masters in Public Policy from the John F. Kennedy School of Government at Harvard University.

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

    RICHARD S. ELLWOOD. Mr. Ellwood was appointed a director of AIMCO in July 1994 and is currently Chairman of the Audit Committee. Mr. Ellwood is the founder and President of R.S. Ellwood & Co., Incorporated, a real estate investment banking firm. Prior to forming R.S. Ellwood & Co., Incorporated in 1987, Mr. Ellwood had 31 years experience as an investment banker, serving as:
Managing Director and Senior Banker at Merrill Lynch Capital Markets from 1984 to 1987; Managing Director at Warburg Paribas Becker from 1978 to 1984; general partner and then Senior Vice President and a director at White, Weld & Co. from 1968 to 1978; and in various capacities at J.P Morgan & Co. from 1955 to 1968. Mr. Ellwood currently serves as a director of Corporate Realty Income Trust and FelCor Suite Hotels, Inc. He is a registered investment advisor.

    J. LANDIS. MARTIN. Mr. Martin was appointed a director of AIMCO in July 1994 and is currently Chairman of the Compensation Committee. Mr. Martin has served as President, Chief Executive Officer and a director of NL Industries, Inc., a manufacturer of specialty chemicals, since 1987. Since 1988, he has served as the President and Chief Executive Officer of Tremont Corporation, an integrated producer of titanium metals. Mr. Martin has also served as a director and the Chairman of the Board of Directors of Tremont Corporation since August 1990. From December 1988 until January 1994, he served as Chairman of the Board of Directors of Baroid Corporation, an oilfield services company. In January 1994, Baroid Corporation became a wholly owned subsidiary of Dresser Industries, Inc. and Mr. Martin currently serves as a director of Dresser Industries, Inc. Mr. Martin also serves as Chairman of the Board and Chief Executive Officer of Titanium Metals Corporation, an integrated producer of titanium.

    THOMAS L. RHODES. Mr. Rhodes was appointed a director of AIMCO in July 1994. Mr. Rhodes has served as the President and a director of National Review since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He also served as a director of Underwriters Reinsurance Company from 1987 to 1993 and was a member of the Advisory Board of TransTerra Co. during 1993. He currently serves as Co-Chairman and director of Financial Assets Management, LLC and its subsidiaries, and as a director of Delphi Financial Group, Inc. and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Chairman of the Empire Foundation for Policy Research, a Trustee of The Heritage Foundation, a Trustee of The Manhattan Institute and a Member of the Council on Foreign Relations.

    JOHN D. SMITH. Mr. Smith was appointed a director of AIMCO in November 1994. Mr. Smith is Principal and President of John D. Smith Developments. Mr. Smith has been a shopping center developer, owner and consultant for over 8.6 million square feet of shopping center projects including Lenox Square in Atlanta, Georgia. Mr. Smith is a Trustee and former President of the International Council of Shopping Centers and was selected to be a member of the American Society of Real Estate Counselors. Mr. Smith served as a director for Pan-American Properties, Inc. (National Coal Board of Great Britain) formerly known as Continental Illinois Properties. He also serves as a director of American Fidelity Assurance Companies and is retained as an advisor by Shop System Study Society, Tokyo, Japan.

    Information required by this item is presented under the caption "Other Matters--Section 16(a) Compliance" in the Company's proxy statement for its 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is presented under the captions "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in AIMCO's proxy statement for its 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in AIMCO's proxy statement for its 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is presented under the caption "Certain Relationships and Transactions" in AIMCO's proxy statement for its 1998 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

    (a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

    (a)(3) The Exhibit Index is included on page 39 of this report and incorporated herein by reference.

    (b) Reports on Form 8-K for the quarter ended December 31, 1997:

        Current Report on Form 8-K, dated September 19, 1997, relating to the acquisition by the Company of common stock of NHP Incorporated; the acquisition by the Company of the Morton Towers apartments and adjacent land through two subsidiary limited partnerships; the probable acquisition by the Company of a multi-family residential apartment property for an aggregate cash purchase price of approximately $260 million; the potential sale by the Company of its interests in the Hall Properties to affiliated joint venture partners; and the completion by the Company of the acquisition of the Los Arboles Apartments located in Chandler, Arizona, including certain pro forma financial information and the Historical Summary of Gross Income and Direct Operating Expenses of Morton Towers for the year ended December 31, 1996 and the six months ended June 30, 1997 (unaudited).

        Current Report on Form 8-K, dated October 15, 1997, and Amendment No. 1 thereto, relating to the acquisition by the Company of 35 multi-family residential properties located in seven states from 27 limited partnerships affiliated with Winthrop Financial Associates, including certain pro forma financial information and the Combined Statement of Revenues and Certain Expenses of the Thirty-five Acquisition Properties for the year ended December 31, 1996 and the six months ended June 30, 1997 (unaudited).

        Current Report on Form 8-K, dated December 1, 1997, relating to the acquisition by the Company of the Foxchase Apartments from First Alexandria Associates Limited Partnership, a Virginia Limited partnership ("First Alexandria"); the acquisition by the Company of approximately 53.95% of the limited partnership interests in Country Lake Associates Two ("Country Lakes"); the acquisition by the Company of 61.88% of the limited partnership interest in Point West Limited

    Partnership ("Point West"); the acquisition by AIMCO Properties, L.P. of approximately 72.05% of the limited partnership interest in the Oak Park Partnership ("Oak Park"), including the Financial Statement and Independent Auditors' Report for First Alexandria for the Years Ended December 31, 1996, 1995 and 1994, the Financial Statement and Independent Auditors' Report for Country Lakes for the years ended December 31, 1996, 1995 and 1994, the Financial Statement and Independent Auditors' Report for Point West, for the Years Ended December 31, 1996, 1995 and 1994, the Statements of Revenues and Certain Expenses for Oak Park for the Years Ended December 31, 1996, 1995 and 1994, and certain pro forma financial information.

        Current Report on Form 8-K, dated December 23, 1997 and Amendment No. 1 thereto, relating to the Company's entering into an Agreement and Plan of Merger with Ambassador Apartments, Inc., a Maryland corporation ("Ambassador"), including Financial Statements, Schedule and Report of Independent Auditors for Ambassador as of December 31, 1996 and 1995 and for the Years Ended December 31, 1996, 1995 and 1994, the Financial Statement for Ambassador as of September 30, 1997 and December 31, 1996 and for the Three and Nine Months ended September 30, 1997 and 1996 (unaudited), and certain pro forma financial information.

        Amendment No. 2 to Current Report on Form 8-K, dated April 16, 1997 (filed October 6, 1997).

        Amendment No. 3 to Current Report on Form 8-K, dated April 16, 1997 (filed October 22, 1997).

        Amendment No. 4 to Current Report on Form 8-K, dated June 3, 1997 (filed October 6, 1997).

        Amendment No. 5 to Current Report on Form 8-K, dated June 3, 1997 (filed October 22, 1997).

                               EXHIBIT INDEX (1)

EXHIBIT NO.                                           DESCRIPTION
-------------  ------------------------------------------------------------------------------------------
      2.1      Agreement and Plan of Merger, dated as of April 21, 1997, by and among Apartment
                 Investment and Management Company, AIMCO/NHP Acquisition Corp. and NHP Incorporated (2)
      2.2      Agreement of Plan of Merger, dated as of December 23, 1997, by and between Apartment
                 Investment and Management Company and Ambassador Apartments, Inc. (3)
      3.1      Charter
      3.2      Bylaws (4)
     10.1      Credit Agreement, dated as of May 5, 1997, by and among AIMCO/NHP Holdings, Inc., the lenders from time to time party thereto, Bank of America National Trust and Savings
                 Association, as one of the Lenders, Smith Barney Mortgage Capital Group, Inc., as one of
                 the Lenders and Bank of America National Trust and Savings Association, as Agent (5)
     10.2      Promissory Note, dated as of May 5, 1997, by AIMCO/NHP Holdings, Inc. in favor of Smith
                 Barney Mortgage Capital Group, Inc. (5)
     10.3      Promissory Note, dated of May 5, 1997, by AIMCO/NHP Holdings, Inc., in favor of Bank of
                 America National Trust and Savings Association (5)
     10.4      Payment Guaranty, dated as of May 5, 1997, by the Company and AIMCO Properties, L.P., in
                 favor of Bank of America National Trust and Savings Association, as the agent (5)
     10.5      Pledge Agreement, dated as of May 5, 1997, by AIMCO Properties, L.P. and Terry Considine
                 and Peter K. Kompaniez and the Bank of America National Trust and Savings Association,
                 as Agent, for Bank of America National Trust and Savings Association and Smith Barney
                 Mortgage Capital Group, Inc. (5)
     10.6      Amended and Restated Credit Agreement (Secured Revolver-to-Term Facility), dated as of May
                 5, 1997, by and among AIMCO Properties, L.P., the lenders from time to time party thereto, Bank of America National Trust and Savings Association, as one of the Lenders
                 and as the Issuing Lender, and Bank of America National Trust and Savings Association,
                 as Agent (5)
     10.7      Promissory Note, dated as of May 5, 1997, by AIMCO Properties, L.P., in favor of Bank of
                 America National Trust and Savings Association (5)
     10.8      Payment Guaranty, dated as of May 5, 1997, by the Company, AIMCO-LP, Inc., AIMCO-GP, Inc.,
                 AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the agent. (5)
     10.9      Amended and Restated Credit Agreement (Bridge Loan Facility), dated as of May 5, 1997, by and among AIMCO Properties, L.P., the lenders from time to time party thereto, Bank of
                 America National Trust and Savings Association, as one of the Lenders, and Bank of
                 America National Trust and Savings Association, as Agent (5)
     10.10     Promissory Note, dated as of May 5, 1997, by AIMCO Properties, L.P., in favor of Bank of
                 America National Trust and Savings Association (5)
     10.11     Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P.,
                 dated as of July 29, 1994, among AIMCO-GP, Inc., as general partner, AIMCO-LP, Inc., as special limited partner, and AIMCO-GP, Inc., as attorney-in-fact for the limited partners (6)

EXHIBIT NO.                                           DESCRIPTION
-------------  ------------------------------------------------------------------------------------------
     10.12     First Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                 AIMCO Properties, L.P., dated as of July 29, 1997, by AIMCO-GP, Inc. (6)
     10.13     Common Stock Purchase Agreement made as of August 26, 1997, by and between Apartment
                 Investment and Management Company, a Maryland corporation, and ABKB/LaSalle Securities
                 Limited Partnership, a registered investment advisor (7)
     10.14     Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of
                 August 22, 1997, by and between AIMCO Properties, L.P., and each of the parties identified on Exhibit "A" attached thereto (collectively, the "Winthrop Sellers") (8)
     10.15     Letter Agreement, dated October 15, 1997, by and between AIMCO Properties, L.P. and the
                 Winthrop Sellers (8)
     10.16     Restricted Stock Agreement (1997 Stock Award and Incentive Plan), dated as of July 25,
                 1997, by and between Apartment Investment and Management Company, and R. Scott Wesson
                 (4) (9)
     10.17     Contribution Agreement and Joint Escrow Instructions, dated as of January 1, 1996, by and between AIMCO Properties, L.P. and Peachtree Park 94, L.P. (10)
     10.18     Acquisition Agreement, dated as of April 30, 1996, by and among the Company, AIMCO
                 Somerset, Inc., AIMCO Properties, L.P., Somerset REIT, Inc., RJ Holdings, Ltd., Somerset
                 PAM Partnership and RJ Equities, Inc. (11)
     10.19     Credit Agreement, dated as of August 12, 1996, by and among AIMCO Properties, L.P., the banks from time to time party to this Agreement, Bank of America National Trust and
                 Savings Association, as one of the Banks, and Bank of America National Trust and Savings
                 Association, as Agent (12)
     10.20     Promissory Note, dated as of August 12, 1996, by AIMCO Properties, L.P., in favor of Bank of America National Trust and Savings Association (12)
     10.21     Payment Guaranty, dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP,
                 Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC
                 QRS, Inc. in favor of Bank of America National Trust and Savings Association, as the
                 agent (12)
     10.22     Credit Agreement (Bridge Loan) entered into as of August 12, 1996, among AIMCO Properties,
                 L.P., the National Trust and Savings Association and Bank of America National Trust and
                 Savings Association, as Agent (12)
     10.23     Promissory Note by AIMCO Properties, L.P. in favor of Bank of America National Trust and
                 Savings Association (12)
     10.24     Payment Guaranty dated as of August 12, 1996, by the Company, AIMCO-GP, Inc., AIMCO-LP,
                 Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO Somerset, Inc. and AIMCO/OTC
                 QRS, Inc., in favor of Bank of America National Trust and Savings Association (12)
     10.25     Acquisition Agreement, dated as of July 26, 1995, among the Company, AIMCO Properties,
                 L.P., AIMCO/PAM Properties, L.P., John W. English, J.W. English Real Estate, Inc., J.W.
                 English Development Co., J.W. English Investments Co., J.W. English Management Co.,
                 Easton Falls Partners, Ltd. and English Income Fund I, a Texas Limited Partnership (12)
     10.26     Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan,
                 adopted August 29, 1996 (9) (13)
     10.27     Apartment Investment and Management Company 1996 Stock Award and Incentive Plan, adopted
                 April 25, 1996 (9) (14)
     10.28     Summary of Arrangement for Sale of Stock to Executive Officers (9) (14)

EXHIBIT NO.                                           DESCRIPTION
-------------  ------------------------------------------------------------------------------------------
     10.29     Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and
                 Peter Kompaniez (9) (15)
     10.30     Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and
                 Terry Considine (9) (15)
     10.31     Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and
                 Steven D. Ira (9) (15)
     10.32     Stock Purchase Agreement, dated as of April 16, 1997, by and among Apartment Investment and Management Company, Demeter Holdings Corporation and Capricorn Investors, L.P. (2)
     10.33     Real Estate Acquisition Agreement, dated as of May 22, 1997, by and among Apartment
                 Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation,
                 Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners
                 LLC (16)
     10.34     Contribution Agreement, dated as of January 31, 1998, by and between Apartment Investment and Management Company and Terry Considine and Peter K. Kompaniez (17)
     10.35     Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                 AIMCO Properties, L.P., dated as of December 22, 1997 by AIMCO-GP, Inc.
     10.36     Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                 AIMCO Properties, L.P., dated as of February 19, 1998 by AIMCO-GP, Inc.
     21.1      List of Subsidiaries
     23.1      Consent of Ernst & Young LLP
     27.1      Financial Data Schedule
     99.1      Agreement re: disclosure of long-term debt instruments.

------------------------

 (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 (2) Incorporated by reference from the Company's Current Report on Form 8-K, dated April 16, 1997.

 (3) Incorporated by reference from the Company's Current Report on Form 8-K dated December 23, 1997.

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1997.

 (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1997.

 (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997.

 (7) Incorporated by reference from the Company's Current Report on Form 8-K, dated August 26, 1997.

 (8) Incorporated by reference from the Company's Current Report on Form 8-K, dated October 15, 1997.

 (9) Management contract or compensatory plan or arrangement.

 (10) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 1, 1996.

 (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996.

 (12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1996.

 (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending September 30, 1996.

 (14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 1996.

 (15) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year 1994.

 (16) Incorporated by reference from the Company's Current Report on Form 8-K dated June 3, 1997.

 (17) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 31, 1998.

                                   SCHEDULE 1

    Documents substantially identical to Exhibit 10.16, except as to the recipient, the number of shares, the borrower and the note amount, have been omitted in reliance on Rule 12b-31 under the Securities Exchange Act of 1934. Set forth below are the material details in which such documents differ from
Exhibit 10.16.

RECIPIENT AND BORROWER                                       NUMBER OF SHARES    NOTE AMOUNT
-----------------------------------------------------------  -----------------  -------------
Terry Considine (Titahothree Limited Partnership RLLLP)....        691,578      $  20,747,340
Peter Kompaniez............................................        210,526          6,315,780
Tom Toomey.................................................         52,632          1,578,960
Steven Ira.................................................         52,632          1,578,960
David Williams.............................................         52,632          1,578,960
Troy D. Butts..............................................         30,435          1,050,000
Harry Alcock...............................................         10,000            300,000
Martha Carlin..............................................         10,000            300,000
Leeann Morein..............................................          4,000            120,000
Patricia Heath.............................................          4,000            120,000
Carla Stoner...............................................          3,000             90,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                /s/ TERRY CONSIDINE
                                     -----------------------------------------
                                       Terry Considine, CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ TERRY CONSIDINE
------------------------------  Chairman of the Board and     March 20, 1998
       Terry Considine            Chief Executive Officer

    /s/ PETER K. KOMPANIEZ
------------------------------  Vice Chairman, President      March 20, 1998
      Peter K. Kompaniez          and Director

     /s/ THOMAS W. TOOMEY       Executive Vice President--
------------------------------    Finance and                 March 20, 1998
       Thomas W. Toomey           Administration

      /s/ TROY D. BUTTS
------------------------------  Senior Vice President and     March 20, 1998
        Troy D. Butts             Chief Financial Officer

    /s/ PATRICIA K. HEATH
------------------------------  Vice President and Chief      March 20, 1998
      Patricia K. Heath           Accounting Officer

    /s/ RICHARD S. ELLWOOD
------------------------------  Director                      March 20, 1998
      Richard S. Ellwood

     /s/ J. LANDIS MARTIN
------------------------------  Director                      March 20, 1998
       J. Landis Martin

     /s/ THOMAS L. RHODES
------------------------------  Director                      March 20, 1998
       Thomas L. Rhodes

      /s/ JOHN D. SMITH
------------------------------  Director                      March 20, 1998
        John D. Smith

                         INDEX TO FINANCIAL STATEMENTS
                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                                                                               PAGE
                                                                                                             ---------
FINANCIAL STATEMENTS:
  Report of Independent Auditors...........................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        F-3
  Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995...................        F-4
  Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1997, 1996 and 1995.....        F-5
  Consolidated Statements of Cash Flow for the Years ended December 31, 1997, 1996 and 1995................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-9
FINANCIAL STATEMENT SCHEDULE:
  Schedule III--Real Estate and Accumulated Depreciation...................................................       F-39
  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Apartment Investment and Management Company

    We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas

March 6, 1998,

  except for Note 25, as to which
  the date is March 17, 1998

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                             1997        1996
                                                                                 ---------  -----------
Real Estate, net of accumulated depreciation of $153,285, and $120,077 (see
  Note 3)......................................................................  $1,503,922  $ 745,145
Property held for sale.........................................................      6,284       6,769
Investments in securities (see Note 4).........................................     22,144      --
Investments in and notes receivable from unconsolidated subsidiaries (see Note
  5)...........................................................................     84,459      --
Investments in and note receivable from unconsolidated real estate partnerships
  (see Note 6).................................................................    212,150      --
Cash and cash equivalents......................................................     37,088      13,170
Restricted cash................................................................     24,229      15,831
Accounts receivable............................................................     28,656       4,344
Deferred financing costs.......................................................     12,793      11,053
Goodwill.......................................................................    125,239      --
Other assets...................................................................     43,546      31,361
                                                                                 ---------  -----------
Total assets...................................................................  $2,100,510  $ 827,673
                                                                                 ---------  -----------
                                                                                 ---------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable (see Note 7).............................................  $ 681,421   $ 242,110
Secured tax-exempt bond financing (see Note 9).................................     74,010      75,497
Secured short-term financing (see Note 8)......................................     53,099     192,039
Unsecured short-term financing (see Note 10)...................................     --          12,500
                                                                                 ---------  -----------
Total indebtedness.............................................................    808,530     522,146
                                                                                 ---------  -----------
Accounts payable, accrued and other liabilities................................     88,170      16,299
Resident security deposits and prepaid rents...................................     10,213       4,316
                                                                                 ---------  -----------
Total liabilities..............................................................    906,913     542,761
                                                                                 ---------  -----------
Commitments and contingencies (see Note 12)                                         --          --

Minority interest in other partnerships (see Note 13)..........................     36,335      10,386
Minority interest in Operating Partnership (see Note 14).......................    111,962      58,777

Stockholder's equity (see Note 16)
  Class A Common Stock, $.01 par value, 150,000,000 shares authorized,
    40,439,218 and 14,980,441 shares issued and outstanding....................        403         150
  Class B Common Stock, $.01 par value, 262,500 and 425,000 shares authorized,
    162,500 and 325,000 shares issued and outstanding..........................          2           3
  Non-voting preferred stock, $0.01 par value, 6,490,000 shares authorized,
    none issued and outstanding................................................     --          --
  Class B Cumulative Convertible Preferred Stock, $.01 par value, 750,000
    shares authorized, 750,000 and 0 shares issued and outstanding.............     75,000      --
  Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
    authorized, 2,400,000 and 0 shares issued and outstanding..................     60,000      --
  Additional paid-in capital...................................................    977,601     236,791
  Notes receivable on common stock purchases...................................    (35,095)     (7,140)
  Distributions in excess of earnings..........................................    (30,928)    (14,055)
  Unrealized loss on investments...............................................     (1,683)     --
                                                                                 ---------  -----------
                                                                                 1,045,300     215,749
                                                                                 ---------  -----------
                                                                                 $2,100,510  $ 827,673
                                                                                 ---------  -----------
                                                                                 ---------  -----------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1997       1996        1995
                                                                                  ---------  ---------  -----------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues..............................................  $ 193,006  $ 100,516   $  74,947
Property operating expenses.....................................................    (76,168)   (38,400)    (30,150)
Owned property management expense...............................................     (6,620)    (2,746)     (2,276)
                                                                                  ---------  ---------  -----------
Income from property operations before depreciation.............................    110,218     59,370      42,521
Depreciation....................................................................    (37,741)   (19,556)    (15,038)
                                                                                  ---------  ---------  -----------
Income from property operations.................................................     72,477     39,814      27,483
                                                                                  ---------  ---------  -----------
SERVICE COMPANY BUSINESS
Management fees and other income................................................     13,937      8,367       8,132
Management and other expenses...................................................     (9,910)    (5,352)     (4,953)
Corporate overhead allocation...................................................       (588)      (590)       (581)
Amortization of management company goodwill.....................................       (948)      (500)       (428)
Depreciation and amortization...................................................       (453)      (218)       (168)
                                                                                  ---------  ---------  -----------
Income from service company business............................................      2,038      1,707       2,002
Minority interests in service company business..................................        (10)        10         (29)
                                                                                  ---------  ---------  -----------
Company's share of income from service company business.........................      2,028      1,717       1,973
                                                                                  ---------  ---------  -----------
General and administrative expenses.............................................     (5,396)    (1,512)     (1,804)
Interest expense................................................................    (51,385)   (24,802)    (13,322)
Interest income.................................................................      8,676        523         658
Minority interest in other partnerships.........................................      1,008       (111)     --
Equity in losses of unconsolidated partnerships.................................     (1,798)    --          --
Equity in earnings of unconsolidated subsidiaries...............................      4,636     --          --
                                                                                  ---------  ---------  -----------
Income from operations..........................................................     30,246     15,629      14,988
Gain on disposition of properties...............................................      2,720         44      --
                                                                                  ---------  ---------  -----------
Income before extraordinary item and minority interest in Operating
  Partnership...................................................................     32,966     15,673      14,988
Extraordinary item--early extinguishment of debt................................       (269)    --          --
                                                                                  ---------  ---------  -----------
Income before minority interest in Operating Partnership........................     32,697     15,673      14,988
Minority interest in Operating Partnership......................................     (4,064)    (2,689)     (1,613)
                                                                                  ---------  ---------  -----------
Net income......................................................................     28,633     12,984      13,375
Net income attributable to preferred shareholders...............................      2,315     --           5,169
                                                                                  ---------  ---------  -----------
Net income attributable to common shareholders..................................  $  26,318  $  12,984   $   8,206
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Basic earnings per common share.................................................  $    1.09  $    1.05   $    0.86
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Diluted earnings per common share...............................................  $    1.08  $    1.04   $    0.86
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Weighted average common shares outstanding......................................     24,055     12,411       9,571
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Weighted average common shares and common share equivalents outstanding.........     24,436     12,427       9,579
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------
Dividends paid per common share.................................................  $    1.85  $    1.70   $    1.66
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                CLASS A                   CLASS B                  CLASS B
                                                              COMMON STOCK              COMMON STOCK           PREFERRED STOCK
                                                        ------------------------  ------------------------  ----------------------
                                                          SHARES                    SHARES                    SHARES
                                                          ISSUED       AMOUNT       ISSUED       AMOUNT       ISSUED      AMOUNT
                                                        -----------  -----------  -----------  -----------  -----------  ---------
BALANCE DECEMBER 31, 1994.............................       9,589    $      96          650    $       7       --       $  --
Net proceeds from issuance of Class A Common Stock in
  public offering.....................................       2,706           27
Repurchase of unregistered Class A Common Stock.......        (514)          (5)
Conversion of Class B Common Stock to Class A Common
  Stock...............................................          65                       (65)          (1)
Conversion of Operating Partnership Units to Class A
  Common Stock........................................           1
Net income............................................
Dividends paid--Convertible Preferred Stock...........
Dividends paid--Class A Common Stock..................
                                                        -----------       -----          ---        -----          ---   ---------
BALANCE DECEMBER 31, 1995.............................      11,847          118          585            6       --          --
Net proceeds from issuance of Class A Common Stock....       1,265           13
Conversion of Class B Common Stock to Class A Common
  Stock...............................................         260            3         (260)          (3)
Conversion of Operating Partnership Units to Class A
  Common Stock........................................         212            2
Class A Common Stock issued as consideration for real
  estate acquired.....................................         704            7
Purchase of stock by officers.........................         895            9
Repurchase of Class A Common Stock....................        (206)          (2)
Stock options exercised...............................           3
Net income............................................
Dividends paid--Class A Common Stock..................
                                                        -----------       -----          ---        -----          ---   ---------
BALANCE DECEMBER 31, 1996.............................      14,980          150          325            3       --          --
Net proceeds from issuance of Class A Common Stock....      16,367          164
Net proceeds from issuance of Class B Preferred
  Stock...............................................                                                             750      75,000
Net proceeds from issuance of Class C Preferred
  Stock...............................................
Repurchase of Class A Common Stock from officer.......
Conversion of Class B Common Stock to Class A Common
  Stock...............................................         163            1         (163)          (1)
Conversion of Operating Partnership Units to Class A
  Common Stock........................................         562            6
Purchase of stock by officers.........................       1,149           11
Repayment of notes receivable from officers...........
Stock options exercised...............................         442            4
Warrants exercised....................................          16
Class A Common Stock issued as consideration for NHP
  Common Stock........................................       6,760           67
Net income............................................
Dividends paid--Class A Common Stock..................
Dividends paid--Class B Preferred stock...............
Unrealized loss on investments........................
                                                        -----------       -----          ---        -----          ---   ---------
BALANCE DECEMBER 31, 1997.............................      40,439    $     403          162    $       2          750   $  75,000
                                                        -----------       -----          ---        -----          ---   ---------
                                                        -----------       -----          ---        -----          ---   ---------

                                                               CLASS C
                                                           PREFERRED STOCK                      NOTES
                                                        ----------------------  ADDITIONAL   RECEIVABLE
                                                          SHARES                  PAID-IN       FROM       ACCUMULATED
                                                          ISSUED      AMOUNT      CAPITAL     OFFICERS       DEFICIT
                                                        -----------  ---------  -----------  -----------  -------------
BALANCE DECEMBER 31, 1994.............................      --       $  --       $ 138,968    $  --        $     1,248
Net proceeds from issuance of Class A Common Stock in
  public offering.....................................                              46,847
Repurchase of unregistered Class A Common Stock.......                             (10,623)
Conversion of Class B Common Stock to Class A Common
  Stock...............................................                                   1
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                                  18
Net income............................................                                                          13,375
Dividends paid--Convertible Preferred Stock...........                                                          (5,169)
Dividends paid--Class A Common Stock..................                                                         (15,757)
                                                             -----   ---------  -----------  -----------  -------------
BALANCE DECEMBER 31, 1995.............................      --          --         175,211       --             (6,303)
Net proceeds from issuance of Class A Common Stock....                              28,123
Conversion of Class B Common Stock to Class A Common
  Stock...............................................
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                               3,797
Class A Common Stock issued as consideration for real
  estate acquired.....................................                              15,287
Purchase of stock by officers.........................                              18,568       (7,140)
Repurchase of Class A Common Stock....................                              (4,253)
Stock options exercised...............................                                  58
Net income............................................                                                          12,984
Dividends paid--Class A Common Stock..................                                                         (20,736)
                                                             -----   ---------  -----------  -----------  -------------
BALANCE DECEMBER 31, 1996.............................      --          --         236,791       (7,140)       (14,055)
Net proceeds from issuance of Class A Common Stock....                             509,950
Net proceeds from issuance of Class B Preferred
  Stock...............................................
Net proceeds from issuance of Class C Preferred
  Stock...............................................       2,400      60,000      (1,890)
Repurchase of Class A Common Stock from officer.......                                 (67)          67
Conversion of Class B Common Stock to Class A Common
  Stock...............................................
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                               8,615
Purchase of stock by officers.........................                              34,704      (33,517)
Repayment of notes receivable from officers...........                                           14,540
Stock options exercised...............................                               8,411       (9,045)
Warrants exercised....................................                                 303
Class A Common Stock issued as consideration for NHP
  Common Stock........................................                             180,784
Net income............................................                                                          28,633
Dividends paid--Class A Common Stock..................                                                         (44,660)
Dividends paid--Class B Preferred stock...............                                                            (846)
Unrealized loss on investments........................
                                                             -----   ---------  -----------  -----------  -------------
BALANCE DECEMBER 31, 1997.............................       2,400   $  60,000   $ 977,601    $ (35,095)   $   (30,928)
                                                             -----   ---------  -----------  -----------  -------------
                                                             -----   ---------  -----------  -----------  -------------


                                                         UNREALIZED
                                                         GAIN (LOSS)
                                                             ON
                                                         INVESTMENTS      TOTAL
                                                        -------------  -----------
BALANCE DECEMBER 31, 1994.............................    $  --        $   140,319
Net proceeds from issuance of Class A Common Stock in
  public offering.....................................                      46,874
Repurchase of unregistered Class A Common Stock.......                     (10,628)
Conversion of Class B Common Stock to Class A Common
  Stock...............................................                     --
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                          18
Net income............................................                      13,375
Dividends paid--Convertible Preferred Stock...........                      (5,169)
Dividends paid--Class A Common Stock..................                     (15,757)
                                                        -------------  -----------
BALANCE DECEMBER 31, 1995.............................       --            169,032
Net proceeds from issuance of Class A Common Stock....                      28,136
Conversion of Class B Common Stock to Class A Common
  Stock...............................................                     --
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                       3,799
Class A Common Stock issued as consideration for real
  estate acquired.....................................                      15,294
Purchase of stock by officers.........................                      11,437
Repurchase of Class A Common Stock....................                      (4,255)
Stock options exercised...............................                          58
Net income............................................                      12,984
Dividends paid--Class A Common Stock..................                     (20,736)
                                                        -------------  -----------
BALANCE DECEMBER 31, 1996.............................       --            215,749
Net proceeds from issuance of Class A Common Stock....                     510,114
Net proceeds from issuance of Class B Preferred
  Stock...............................................                      75,000
Net proceeds from issuance of Class C Preferred
  Stock...............................................                      58,110
Repurchase of Class A Common Stock from officer.......                     --
Conversion of Class B Common Stock to Class A Common
  Stock...............................................                     --
Conversion of Operating Partnership Units to Class A
  Common Stock........................................                       8,621
Purchase of stock by officers.........................                       1,198
Repayment of notes receivable from officers...........                      14,540
Stock options exercised...............................                        (630)
Warrants exercised....................................                         303
Class A Common Stock issued as consideration for NHP
  Common Stock........................................                     180,851
Net income............................................                      28,633
Dividends paid--Class A Common Stock..................                     (44,660)
Dividends paid--Class B Preferred stock...............                        (846)
Unrealized loss on investments........................       (1,683)        (1,683)
                                                        -------------  -----------
BALANCE DECEMBER 31, 1997.............................    $  (1,683)   $ 1,045,300
                                                        -------------  -----------
                                                        -------------  -----------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                              FOR THE YEAR  FOR THE YEAR   FOR THE YEAR
                                                                                 ENDED          ENDED         ENDED
                                                                              DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                                  1997          1996           1995
                                                                              ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income................................................................   $   28,633     $  12,984     $   13,375
                                                                              ------------  -------------  ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................       43,520        21,209         15,859
    Gain on disposition of property.........................................       (2,720)          (44)        --
    Minority interest in Operating Partnership..............................        4,064         2,689          1,613
    Minority interests in other partnerships................................       (1,008)          111         --
    Equity in losses of unconsolidated partnerships.........................        1,798        --             --
    Equity in earnings of unconsolidated subsidiaries.......................       (4,636)       --             --
    Extraordinary loss on early extinguishment of debt......................          269        --             --
    (Increase) decrease in restricted cash..................................       (7,421)        6,678         (6,072)
    Increase in other operating assets, net.................................      (15,799)       (4,785)        (1,567)
    Increase (decrease) in operating liabilities, net.......................       26,332           (36)         2,703
                                                                              ------------  -------------  ------------
        Total adjustments...................................................       44,399        25,822         12,536
                                                                              ------------  -------------  ------------
        Net cash provided by operating activities...........................       73,032        38,806         25,911
                                                                              ------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of real estate.......................................       21,792        17,147         --
    Purchase of real estate.................................................     (376,315)      (26,032)       (52,419)
    Purchase of NHP common stock, notes receivable, general and limited
      partnership interests and other assets................................     (199,146)      (53,878)        --
    Note receivable and investment in unconsolidated subsidiary.............      (59,787)       --             --
    Advances to unconsolidated partnerships.................................      (42,879)       --             --
    Additions to property held for sale.....................................         (247)       (5,718)        --
    Capital replacements....................................................       (7,350)       (5,133)        (2,865)
    Initial capital expenditures............................................       (9,108)       (6,194)        (4,879)
    Construction in progress and capital enhancements.......................       (8,477)       (7,629)          (639)
    Proceeds from sale of property held for sale............................          303        --             --
    Purchase of NHP mortgage loans..........................................      (60,575)       --             --
    Purchase of Ambassador common stock.....................................      (19,881)       --             --
    Dividends received from unconsolidated subsidiary.......................       45,791        --             --
    Purchase of office equipment and leasehold improvements.................       (1,784)         (707)           (19)
                                                                              ------------  -------------  ------------
      Net cash used in investing activities.................................     (717,663)      (88,144)       (60,821)
                                                                              ------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of Class A Common Stock and Class B Common Stock,
      net of underwriting and offering costs................................      510,114        28,136         46,792
    Principal payments received on notes due from Officers on Class A Common
      Stock purchases.......................................................       25,957        --             --
    Proceeds from exercises of employee stock options and warrants..........          871        --             --
    Proceeds from issuance of Class B Preferred Stock.......................       75,000        --             --
    Proceeds from issuance of Class C Preferred Stock.......................       58,110        --             --
    Proceeds from secured tax-exempt bond financing.........................       --            58,010         --
    Proceeds from secured notes payable borrowings..........................      225,436        --            155,401
    Principal paydowns on secured tax-exempt bond financing.................       (1,487)      (48,703)
    Principal paydowns on secured notes payable.............................      (12,512)      (28,463)       (43,666)
    Principal paydowns on unsecured short-term note payable.................          (79)
    Net borrowings (paydowns) on Credit Facility............................     (162,008)       40,800        (17,600)
    Proceeds from secured short-term financing..............................       19,050        30,119         25,000
    Proceeds (payoff) from unsecured short-term financing...................      (12,500)       12,500         --
    Payment of loan costs, including proceeds and costs from interest rate
      hedges................................................................       (6,387)       (3,464)        (4,703)
    Redemption of mandatorily redeemable 1994 Cumulative Convertible Senior
      Preferred Stock and repurchase of unregistered Class A Common Stock...       --            --           (107,228)
    Payment of dividend on mandatorily redeemable 1994 Cumulative
      Convertible Senior Preferred Stock....................................       --            --             (5,169)
    Repurchase of common stock..............................................       --            (4,255)        --
    Payment of common stock dividends.......................................      (44,660)      (20,736)       (15,757)
    Payment of distributions to minority interest in Operating
      Partnership...........................................................       (5,510)       (3,815)        (2,925)
    Payment of preferred stock dividends....................................         (846)       --             --
                                                                              ------------  -------------  ------------
      Net cash provided by financing activities.............................      668,549        60,129         30,145
                                                                              ------------  -------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................       23,918        10,791         (4,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............................       13,170         2,379          7,144
                                                                              ------------  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................   $   37,088     $  13,170     $    2,379
                                                                              ------------  -------------  ------------
                                                                              ------------  -------------  ------------

See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

        (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA)

                                                                                          1997       1996       1995
                                                                                        ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.......................................................................  $  51,076  $  22,869  $  12,170

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE, CASH COLLATERAL AND PROPERTY MANAGEMENT BUSINESSES

                                                                                          1997       1996       1995
                                                                                       ----------  ---------  ---------
Secured notes payable assumed in connection with purchase of real estate.............  $  140,451  $  31,796  $   8,242
Secured short-term financing assumed in connection with purchase of real estate......       9,600      5,072     --
Real estate, restricted cash, cash collateral and property management businesses contributed in exchange for Partnership Common Units ("OP Units") of AIMCO
  Properties, L.P. (the "AIMCO Operating Partnership")...............................      55,906     15,279      2,626
Common Stock issued in consideration for purchase of real estate.....................      --         15,294     --
                                                                                       ----------  ---------  ---------
                                                                                       $  205,957  $  67,441  $  10,868
                                                                                       ----------  ---------  ---------
                                                                                       ----------  ---------  ---------

PURCHASE OF NHP AND REAL ESTATE COMPANIES

    In 1997, the Company acquired NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (collectively, the "NHP Real Estate Companies") and all of the common stock of NHP Incorporated ("NHP") in exchange for 6,759,148 shares of AIMCO Class A Common Stock with a recorded value of $180.9 million, $141.3 million in cash and warrants to purchase 399,999 shares of Class A Common Stock in a series of related transactions (see Notes 5 and 6).

    The aggregate purchase price consisted of the following:

Assets purchased...................................................  $ 638,944
Liabilities assumed................................................    312,555
Cash paid..........................................................    141,328
Stock issued.......................................................    180,851
Stock options issued...............................................      4,210

PURCHASE OF ENGLISH PORTFOLIO

    In 1996, the Company issued 789,039 OP Units with a recorded value of $16,877 and assumed $1,051 in secured short-term financing in connection with the purchase of certain partnership interests, real estate and related assets (the "English Portfolio") owned by J.W. English and certain affiliated entities.

    The aggregate purchase price consisted of the following:

Assets purchased...................................................  $ 218,268
Liabilities assumed................................................    172,154
Cash paid..........................................................     29,237
OP Units issued....................................................     16,877

REPAYMENT OF SECURED NOTE PAYABLE

    In 1996, 63,152 OP Units with a recorded value of $1,168 were issued in connection with the repayment of the second deed of trust on a property purchased in 1996.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

        (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA)

NON CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
RECEIPT OF NOTES RECEIVABLE DUE FROM OFFICERS

    In 1997, the Company received promissory notes from officers for a total of $42.6 million in connection with the sale of 1,462,735 shares of Class A Common Stock (of which $14,664 was repaid in 1997 and an additional $5.7 million was repaid in February and March 1998).

    In 1996, the Company received promissory notes due from officers for a total of $18,557 in connection with the sale of 895,250 shares of Class A Common Stock (of which $11,440 was repaid in March 1997).

REDEMPTION OF OP UNITS

    In 1997, 565,101 OP Units with a recorded value of $8,621 were redeemed in exchange for an equal number of shares of Class A Common Stock.

    In 1996, 211,392 OP Units with a recorded value of $3,799 were redeemed in exchange for an equal number of shares of Class A Common Stock.

    In 1995, 1,145 OP Units with a recorded value of $18 were redeemed in exchange for an equal number of shares of Class A Common Stock.

CONVERSION OF CLASS B COMMON STOCK

    In 1997, 162,500 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1995 and 1996 target results for a total recorded value of $2.

    In 1996, 260,000 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1995 and 1996 target results (130,000 shares respectively for each year) for a total recorded value of $3 (See Note
16).

    In 1995, 65,000 shares of Class B Common Stock with a recorded value of $1 were converted to Class A Common Stock upon achievement of the 1994 target results.

OTHER

    In 1997, the AIMCO Operating Partnership issued an additional 216,564 OP Units with a recorded value of $7,469 in connection with the purchase of certain partnership interests.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--ORGANIZATION

    Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company") acts as sole general partner of AIMCO Properties, L.P. (the "AIMCO Operating Partnership") through its wholly owned subsidiary, AIMCO-GP, Inc. The Company held an 88% interest in the AIMCO Operating Partnership as of December 31, 1997.

    Prior to February 1996, four of the Company's executive officers collectively held a 5% beneficial interest in each of four regional business trusts (the "Service Trusts"). The Service Trusts owned four corresponding regional limited liability companies (the "Service LLCs") through which the Company's third party property and asset management business was then principally conducted. In February 1996, the AIMCO Operating Partnership and the four executive officers contributed their respective interests in the Service Trusts to Property Asset Management Services, Inc. ("PAMS, Inc."), a newly formed non-controlled subsidiary of the AIMCO Operating Partnership. In April 1996, the Service Trusts were dissolved and their interests in the Service LLCs were distributed to PAMS, Inc. In May 1996, the four Service LLCs were merged into Property Asset Management Services, L.P. ("PAMS, LP") with PAMS, LP as the surviving entity.

    In December 1997, AIMCO acquired all of the outstanding stock of NHP in a purchase transaction. NHP provides a broad array of real estate services nationwide, including property management and asset management. As of December 31, 1997, substantially all of the Company's property and asset management business is conducted through PAMS, Inc., PAMS, LP and unconsolidated subsidiaries of AIMCO.

    At December 31, 1997, AIMCO had 40,439,218 shares of Class A Common Stock outstanding and the AIMCO Operating Partnership had 5,362,879 Partnership Common Units ("OP Units") outstanding, for a combined total of 45,802,097 shares and OP Units.

    At December 31, 1997, the Company owned or controlled 40,039 units in 147 apartment properties (the "Owned Properties"), held an equity interest in 83,431 units in 515 apartment properties (the "Equity Properties") and managed 69,587 units in 374 apartment properties for third party owners and affiliates (the "Managed Properties" and, together with the Owned Properties and Equity Properties, the "AIMCO Properties"), bringing the total managed portfolio to 193,057 units in 1,036 apartment properties. The AIMCO Properties are located in 42 states, the District of Columbia and Puerto Rico.

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships.

    All significant intercompany balances and transactions have been eliminated in consolidation.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

    The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control, are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated subsidiaries (see Note 5).

INVESTMENTS IN AND NOTES RECEIVABLE FROM REAL ESTATE PARTNERSHIPS

    The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control, are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated partnerships (see Note 6).

REAL ESTATE AND DEPRECIATION

    Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1997, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1997, 1996 and 1995.

    Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset.

    Depreciation is calculated on the straight-line method based on a fifteen to thirty year life for buildings and improvements and five years for furniture, fixtures and equipment.

    Initial capital expenditures are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. Capital enhancements are costs incurred that add a material new feature or increase the revenue potential of a property. Initial capital expenditures and capital enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets.

    The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development or redevelopment of its Owned Properties and land under development. Direct costs associated with the acquisition of Owned Properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets.

    Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY HELD FOR SALE

    Property held for sale is recorded at the lower of cost, less accumulated depreciation, or estimated sales proceeds less selling costs. Upon management's determination that a property is to be sold, the Company ceases deprecation of the property's assets.

CASH EQUIVALENTS

    The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

    Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, and tax and insurance impound accounts held by lenders.

GOODWILL

    The Company records goodwill in connection with purchase business combinations where the aggregate purchase price exceeds the fair value of the assets acquired. Goodwill is amortized on a straight-line basis over a period of 20 years, which represents its useful life.

DEFERRED FINANCING COSTS

    Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

OTHER ASSETS

    Intangible assets are included in other assets and consist of costs associated with the purchase of property management businesses, including property management contracts, legal and other acquisition costs. These costs are amortized on a straight-line basis over terms ranging from five to twenty years.

COMPENSATED ABSENCES

    The Company's employees earn vacation time ratably throughout the calendar year. The rate at which vacation time is earned is based primarily on an employee's length of service. An employee may accrue up to the maximum number of hours for which he/she is eligible to take in any one calendar year. The Company's policy is to compensate employees for all vacation time earned, but not taken, upon the employee's termination. As of December 31, 1997, the Company has not accrued vacation pay earned, but not yet taken by its employees. Management does not believe that the accrual of earned vacation compensation would have a material effect on the consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    The AIMCO Properties have operating leases with apartment residents with terms generally of six months or less. Rental revenues and property management and asset management fees are recognized when earned.

INTEREST RATE LOCK AGREEMENTS

    Interest rate lock agreements related to planned refinancings of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness (see Note 11).

INCOME TAXES

    AIMCO has elected to be taxed as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of PAMS, Inc., PAMS, LP and other unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

    As a REIT, AIMCO generally will not be subject to U.S. federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its shareholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on its undistributed income.

    For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for U.S. federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investments in the Owned Properties.

    For the years ended December 31, 1997, 1996 and 1995, distributions paid per share were taxable as follows:

                                                       1997          %         1996          %         1995          %
                                                     ---------  -----------  ---------  -----------  ---------  -----------
Ordinary income....................................  $    1.74         94%   $    1.45         85%   $    1.48         89%
Return of capital..................................     --          --            0.25         15%        0.18         11%
Capital Gains......................................       0.04          2%      --          --          --          --
Depreciation Recapture.............................       0.07          4%      --          --          --          --
                                                     ---------        ---    ---------        ---    ---------        ---
                                                     $    1.85        100%   $    1.70        100%   $    1.66        100%
                                                     ---------        ---    ---------        ---    ---------        ---
                                                     ---------        ---    ---------        ---    ---------        ---

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 2--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 19).

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured financing as of December 31, 1997 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond financing and secured long-term financing approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

    In valuing its investments in securities at their quoted market price, the Company has recognized unrealized losses on investments of $1.7 million as of December 31, 1997, which are included as a component of stockholders' equity.

INSURANCE SUBSIDIARY

    Reinsurance premiums written are earned on a monthly pro rata basis over the terms of the policies. A reserve for outstanding losses and loss-related expenses of $14.8 million has been provided at December 31, 1997. The reserve includes estimates for insurance losses incurred but not reported, as well as losses pending settlement. Reserves are based on Management's estimates and are believed to be adequate.

RECLASSIFICATIONS

    Certain items included in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 3--REAL ESTATE

    Real estate at December 31 is as follows (in thousands):

                                                                         1997         1996
                                                                     ------------  -----------
Land...............................................................  $    265,570  $   118,031
Buildings and improvements.........................................     1,391,637      747,191
                                                                     ------------  -----------
                                                                        1,657,207      865,222
Accumulated depreciation...........................................      (153,285)    (120,077)
                                                                     ------------  -----------
                                                                     $  1,503,922  $   745,145
                                                                     ------------  -----------
                                                                     ------------  -----------

    During the years ended December 31, 1997 and 1996, the Company purchased or acquired control of 59 properties (17,191 units) and 42 properties (10,484 units), respectively, and disposed of five properties (916 units) and four properties (1,265 units), respectively, as described below.

    The Company directly acquired nine apartment communities in unrelated transactions during 1997 (the "1997 Acquisitions"). The aggregate consideration paid by the Company of $204.3 million consisted of $75.4 million in cash, 1.9 million OP Units with a total recorded value of $55.9 million and the assumption of $73.0 million of secured long-term indebtedness.

    As a result of acquisition of the NHP Real Estate Companies (see Note 6) and related tender offers to limited partners, the Company acquired a controlling interest in 15 partnerships (the "Controlled NHP Partnerships"), which own 5,285 units located in 15 apartment communities. The portion of the aggregate purchase price for the NHP Real Estate Companies allocated to the Controlled NHP Partnerships was approximately $269.3 million, including the assumption of approximately $212.3 million of mortgage indebtedness.

    In October 1997, the Company acquired a portfolio of 35 residential apartment properties (the "Winthrop Portfolio"). The aggregate purchase price of $263.0 million, including transaction costs, was comprised of $115.6 million in cash, the assumption of $8.3 million in mortgage indebtedness and the creation of $139.1 million of new indebtedness secured by the properties. The Company has also budgeted an additional $16.0 million in initial capital expenditures related to the Winthrop Portfolio.

    During 1997, the Company sold five apartment properties containing 916 units to an unaffiliated third party (the "1997 Dispositions"). Cash proceeds from the sale of approximately $22.7 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $2.8 million on the disposition on these five properties.

    The Company acquired 100% ownership in seven apartment properties in unrelated transactions in 1996 (the "1996 Acquisitions"). The aggregate consideration paid by the Company of $93.1 million consisted of $26.0 million in cash, 704,220 shares of Class A Common Stock with a total recorded value of $15.3 million, 745,183 in OP Units with a total recorded value of $15.0 million and the assumption of $31.7 million of secured long-term indebtedness and $5.1 million of secured short-term indebtedness. Each transaction, with the exception of Peachtree Park and Somerset Village (see Note 21), was with an unaffiliated third party.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 3--REAL ESTATE (CONTINUED)
    In November 1996, the Company completed the acquisition (the "English Portfolio Acquisition") of certain partnership interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). The English Portfolio Acquisition included the purchase of all of the general and some of the limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 multi-family apartment properties, aggregating 5,230 apartment units, and four commercial properties, primarily in Houston, Texas; title to a 104-unit apartment property in Houston, Texas; certain assets of J. W. English Management Company which provided management services to the apartment properties; and other real estate interests related to the J.W. English Companies' operations. The aggregate purchase price of the English Portfolio Acquisition was $23.1 million, consisting of $15.2 million in OP Units and $7.9 million in cash. The English Partnerships are subject to approximately $95.4 million of mortgage debt.

    The Company also made separate offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships (the "Tender Offer English Partnerships") to acquire their limited partnerships interests. The various limited partners accepted tenders representing, in the aggregate, approximately 46% of all outstanding limited partnership interests in the Tender Offer English Partnerships. The Company paid $16.0 million in cash and $1.7 million in OP Units for the interests tendered in the English Tender Offers. The remaining limited partners elected to continue as limited partners in the Tender Offer English Partnerships.

    In a series of related transactions completed in November and December 1996, the Company acquired general partnership interests in 21 limited partnerships which own twelve multi-family apartment properties (collectively, the "Dallas Acquisition Properties") aggregating 2,839 apartment units, primarily in the Dallas, Texas metropolitan area, and loans made by the general partners and their affiliates to such partnerships, for an aggregate price of $26.7 million in cash (collectively, the "Dallas Portfolio Acquisition"). The Dallas Acquisition Properties are subject to approximately $60.7 million of mortgage debt. The existing limited partners retained their interest in such limited partnerships.

    During 1996, the Company disposed of four properties (the "1996 Dispositions"). The properties were sold to one unaffiliated third party. The cash proceeds from the disposition of approximately $17.1 million were used to pay down $9.2 million of the Company's outstanding indebtedness and to provide funds available for future investment purposes. The Company recognized a total gain of approximately $44,000 on the disposition of these four properties.

    In the fourth quarter of 1996, the Company completed construction of a 92 apartment unit expansion within the Fairways Apartments in Phoenix, Arizona for a cost of approximately $6.0 million.

    In 1996, the Company acquired Sun Katcher Apartments, a 360-unit apartment property located in Jacksonville, Florida, at a cost of $4.0 million. In 1997, the redevelopment of Sun Katcher was completed at a cost of $4.9 million. The Company also recently commenced the renovation and upgrading of Bay West Apartments, a 376-unit apartment property located in Tampa, Florida, for a projected cost of $4.8 million (of which $0.9 million has already been spent), to reposition the property in the marketplace. In addition, the Company expects to undertake a major renovation of the Morton Towers Apartments, a 1,277-unit apartment property located in Miami Beach, Florida, at an estimated cost of $35.0 million. Approximately $0.4 million has been spent on the Morton Towers redevelopment as of December 31, 1997.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 3--REAL ESTATE (CONTINUED)
    Interest of $1.3 million, $0.8 million and $0.1 million was capitalized for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 4--INVESTMENT IN AMBASSADOR APARTMENTS, INC.

    In September 1997, the Company acquired 886,600 shares of common stock ("Ambassador Common Stock") of Ambassador Apartments, Inc. ("Ambassador"), a publicly traded REIT, for $19.9 million in cash. The shares acquired represented 8.4% of the shares of Ambassador Common Stock outstanding as of the date of the purchase. As of December 31, 1997, the fair market value of the Ambassador stock is $18.2 million. Accordingly, the Company has recognized an unrealized loss on the Ambassador investment of $1.7 million, which is included as a component of stockholders' equity.

    On December 23, 1997, AIMCO and Ambassador entered into an Agreement and Plan of Merger (the "Ambassador Merger Agreement") pursuant to which Ambassador will be merged with and into AIMCO, with AIMCO being the surviving corporation (the "Ambassador Merger"). The Ambassador Merger Agreement also provides that, unless otherwise agreed by the parties, Ambassador Apartments, L.P., a Delaware limited partnership (the "Ambassador Operating Partnership"), will be merged with and into the AIMCO Operating Partnership (the "Ambassador Reorganization") and all outstanding Ambassador Operating Partnership interests will be converted into AIMCO OP Units at the Conversion Ratio, as defined below. In the Ambassador Merger Agreement, the Ambassador Common Stock is valued at $21 per share. Holders of Ambassador Common Stock will receive for each share an amount of Class A Common Stock equal to the Conversion Ratio. The "Conversion Ratio" means the quotient determined by dividing $21 by the "AIMCO Index Price," which is the aggregate of the average of the high and low sales prices for Class A Common Stock on each of the twenty consecutive NYSE trading days ending on the fifth NYSE trading day immediately preceding the closing of the Ambassador Merger, divided by 20. If the AIMCO Index Price is less than $36 (i.e. the Conversion Ratio is greater than 0.583), then the AIMCO may elect to fix the Conversion Ratio at 0.583 and pay to each holder of Ambassador Common Stock cash sufficient to provide $21 in value for each share of Ambassador Common Stock.

    The Ambassador Merger Agreement provides that any outstanding options to purchase Ambassador Common Stock may be converted, at the election of the option holder, into cash or options to purchase Class A Common Stock at the Conversion Ratio. The Ambassador Merger Agreement further states that Ambassador's outstanding preferred stock, par value $0.01 per share (the "Ambassador Preferred Stock"), shall be redeemed, subject to the right of holders of shares of Ambassador Preferred Stock to convert such shares into Ambassador Common Stock, immediately prior to the Ambassador Merger. Assuming a conversion ratio of 0.583, the Company will issue up to an aggregate of 7,205,739 shares of Class A Common Stock in the Ambassador Merger, based upon the number of shares of Ambassador Common Stock, options to purchase Ambassador Common Stock and other securities currently convertible into shares of Ambassador Common Stock outstanding as of December 31, 1997.

    The Ambassador Merger Agreement contains certain penalties to be incurred by either AIMCO or Ambassador should the agreement be terminated by either party. The maximum penalty to be paid by either AIMCO or Ambassador in the event that the Ambassador Merger Agreement is terminated is approximately $9.4 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 4--INVESTMENT IN AMBASSADOR APARTMENTS, INC. (CONTINUED)
    Ambassador is a self-administered and self-managed REIT engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. As of December 31, 1997, Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas. In addition, Ambassador manages one property containing 252 units for an unrelated third party. Ambassador conducts substantially all of its operations through the Ambassador Operating Partnership and its subsidiaries. As of December 31, 1997, Ambassador held approximately 94% of the outstanding common units and 100% of the outstanding preferred units of the Ambassador Operating Partnership.

    Consummation of the Ambassador Merger is subject to the affirmative vote of the holders of at least two-thirds of the outstanding shares of Ambassador Common Stock, the approval of all appropriate governmental and regulatory authorities and other customary conditions. The closing of the transaction is expected to occur during the second quarter of 1998.

NOTE 5--INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

    In order to satisfy certain requirements of the Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations (the "Unconsolidated Subsidiaries") in which the AIMCO Operating Partnership holds non-voting preferred stock that represents a 95% economic interest, and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock, representing a 5% economic interest. As a result of the controlling ownership interest in the Unconsolidated Subsidiariers held by others, AIMCO accounts for its interest in the Unconsolidated Subsidiaries on the equity method. As of December 31, 1997, the Unconsolidated Subsidiaries included PAMS, Inc., AIMCO/NHP Holdings, Inc. ("ANHI"), AIMCO/NHP Properties, Inc. ("ANPI"), NHP Property Management Company ("NHPMC"), and NHP A&R Services, Inc. ("NHPA&R").

    In May and September of 1997, the Company acquired an aggregate of 6,930,122 shares of common stock ("NHP Common Stock") of NHP. On December 8, 1997, the Company acquired the remaining shares of NHP Common Stock in a merger transaction accounted for as a purchase (the "NHP Merger"). Pursuant to the NHP Merger, each outstanding share of NHP Common Stock was converted into either (i)
0.74766 shares of Class A Common Stock or (ii) at the shareholder's option,
0.37383 shares of Class A Common Stock and $10.00 in cash. As a result of the NHP Merger, AIMCO issued 6,759,148 shares of Class A Common Stock, valued at $180.8 million, and paid $86.5 million in cash. The total cost of the purchase was $349.5 million.

    In connection with NHP the merger, AIMCO recorded approximately $125 million in goodwill, which is being amortized using the straight line method over a period of 20 years.

    In addition, in connection with the NHP Merger, the Company executed a plan to close NHP's headquarters in Vienna, Virginia. Concurrent with this plan, certain employees of NHP were either terminated or relocated to the Indianapolis, Indiana office. The Company incurred $2.7 million in severance and relocation costs, which were capitalized as a cost of the acquisition.

    In connection with the purchase of NHP, the Company acquired NHP's property management business, as well as several other businesses, including a membership purchasing organization, home health

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 5--INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES (CONTINUED) care services, and insurance services. Immediately following the purchase, AIMCO completed a reorganization which resulted in those businesses being conducted by ANHI, ANPI, NHPMC and NHPA&R.

    As of December 31, 1997, AIMCO's investment in the unconsolidated subsidiaries totaled $84.5 million, which consisted of $50.0 million in notes receivable from, and $34.5 million in preferred stock of, the unconsolidated subsidiaries.

    See selected combined financial information for the Company's unconsolidated subsidiaries and unconsolidated partnerships at Note 6.

NOTE 6-- INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

    In connection with the purchase of the NHP Real Estate Companies, the Company acquired general and limited partnership interests in partnerships that own 82,374 conventional and affordable apartment units in 519 apartment properties. The Company's ownership interests in these partnerships ranges from 1% to 100%, and the provisions of the partnership agreements give the Company varying degrees of control.

    Subsequent to the acquisition of the NHP Real Estate Companies, AIMCO contributed interests in certain of the limited partnerships which it controlled to AIMCO/NHP Partners, L.P. ("ANPLP"), a partnership in which the Company owns a 99% limited partnership interest. A limited liability company owned by certain officers of the Company is the 1% general partner of ANPLP. Based on the provisions of the partnership agreement for ANPLP, the Company does not possess control of the partnership.

    At December 31, 1997, AIMCO's investment in unconsolidated partnerships totaled $212.1 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 6-- INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS (CONTINUED)
    The following table provides selected combined financial information for both the Company's unconsolidated subsidiaries and unconsolidated partnerships as of and for the year ended December 31, 1997 (in thousands):

Real estate, net of accumulated depreciation............................  $2,252,702
Management contracts....................................................     51,441
Goodwill................................................................     45,494
Total assets............................................................  2,827,264
Secured notes payable...................................................  2,951,989
Stockholders' equity....................................................   (767,201)
Total liabilities and stockholders' equity..............................  2,827,264

Rental and other property revenues......................................    501,384
Property operating expenses.............................................   (303,547)
Depreciation expense....................................................    (63,384)
Service company revenues................................................     23,776
Service company expenses................................................    (11,733)
Interest expense........................................................    156,929
Net loss before gain on disposition of properties and discontinued
 operations.............................................................     (7,589)
Net income..............................................................     11,536

NOTE 7--SECURED NOTES PAYABLE

    In April 1997, 23 partnerships controlled by the Company completed a $108.0 million refinancing of secured, short term, floating rate indebtedness with secured, 20-year, fixed rate, fully amortizing debt. The new notes are secured by 27 apartment properties owned by such partnerships. In connection with this refinancing, the Company received proceeds of $3.4 million from two interest rate lock agreements accounted for as hedges. The gain on the interest rate lock agreements was deferred and will be amortized over the life of the debt.

    During 1997, the Company assumed $220.4 million in mortgage indebtedness in connection with the purchase of 39 apartment properties. In addition, in connection with the acquisition of the NHP Real Estate Companies (see Note 6), the Company assumed fixed-rate indebtedness totaling approximately $209.8 million, which is secured by 15 properties held by NHP Partnerships in which the Company acquired controlling interests.

    In December 1997, the Company refinanced certain notes payable secured by 27 properties, of which, five are Owned Properties and are consolidated. The new notes have an aggregate outstanding principal balance of $91.5 million as of December 31, 1997 and carry fixed interest rates ranging from 6.6% to 6.8%. The new notes are fully amortizing, requiring monthly principal and interest payments, and mature in December 2012. In anticipation of the refinancing, the Company entered into an interest rate lock agreement with an investment banking company ("the March Hedge"). The March Hedge had a notional value of $100.0 million and fixed the interest rate of the anticipated refinancing at 7.053%. The March Hedge was settled in connection with the refinancing, at which time the Company realized a loss on the

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 7--SECURED NOTES PAYABLE (CONTINUED) hedge of approximately $10.9 million. The loss on the hedge will be amortized over the life of the refinanced debt (see Note 11).

    The following table summarizes the Company's long-term secured notes payable at December 31, 1997 and 1996, all of which are non-recourse to the Company (in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Fixed rate, ranging from 5.0% to 10.1%, or a weighted average all-in rate of 8.10%, fully-amortizing notes maturing at various dates through 2029........................................................  $  561,056  $  165,762
Fixed rate, ranging from 7.25% to 9.5%, or a weighted average all-in rate of 8.73%, non-amortizing notes maturing at various dates
  through 2001........................................................     106,424      57,198
Floating rate, ranging from 6.7% to 7.4% at December 31, 1997, or a weighted average all-in rate of 7.7%, non-amortizing notes maturing
  at various dates through 2005.......................................      13,941      19,150
                                                                        ----------  ----------
                                                                        $  681,421  $  242,110
                                                                        ----------  ----------
                                                                        ----------  ----------

    Real estate assets which secure the first trust deeds for these secured notes payable had a net book value of $1,117.6 million at December 31, 1997.

    As of December 31, 1997, the scheduled principal payments for the Company's secured notes payable are as follows (in thousands):

1998..............................................  $ 125,879
1999..............................................     34,285
2000..............................................     20,178
2001..............................................     75,967
2002..............................................     14,750
Thereafter........................................    410,362
                                                    ---------
                                                    $ 681,421
                                                    ---------
                                                    ---------

NOTE 8--SECURED SHORT-TERM FINANCING

    The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to fund real estate investments. In 1994, the Company obtained a variable rate revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association ("Bank of America"). In August 1996, the Credit Facility was extended through August 1998, the interest rate was reduced from LIBOR plus 1.75% to LIBOR plus 1.625% and the commitment was increased from $40.0 million to $50.0 million. In May 1997, the Company increased its maximum amount available under the Credit Facility from $50.0 million to $100.0 million. Interest on the Credit Facility was payable monthly at the variable interest rate of LIBOR plus 1.45% unless borrowings exceed 60% of the aggregate collateral value, in which case, the interest rate was LIBOR plus 1.70%. Commitment fees of 0.125% per

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 8--SECURED SHORT-TERM FINANCING (CONTINUED) annum on the remaining availability were payable quarterly. The outstanding balance under the Credit facility was $33.5 million at December 31, 1997.

    The following table summarizes the Company's secured short-term financing at December 31, 1997 and 1996 (in thousands):

                                                                           1997        1996
                                                                         ---------  ----------
Floating rate interest only note, having a stated interest rate of
 7.67% at December 31, 1997............................................  $  19,050  $  115,499
Floating rate interest only notes......................................     --          25,615
Floating rate interest only notes secured by property held for sale....     --           1,051
9.25% fixed rate, non-amortizing note..................................        549       5,074
Floating rate Credit Facility, interest at 7.33% at December 31, 1997,
 expiring August 1998..................................................     33,500      44,800
                                                                         ---------  ----------
                                                                         $  53,099  $  192,039
                                                                         ---------  ----------
                                                                         ---------  ----------

    Real estate assets, which secure the Company's short-term financing, had a net book value of $104.0 million at December 31, 1997.

    Secured short-term indebtedness totaling $33.5 million is guaranteed by the Company and certain of its affiliates and secured by an assignment of the Company's general partnership interests in 12 of the English Partnerships.

    The Company replaced the Credit Facility with a new $50 million unsecured revolving credit facility in January 1998, and a new $50 million secured revolving credit facility in February 1998 (see Note 25).

NOTE 9--SECURED TAX-EXEMPT BOND FINANCING

    The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1997 and 1996, which is non-recourse to the Company (in thousands):

                                                                                      1997       1996
                                                                                    ---------  ---------
7.0% fully-amortizing bonds, effective rate of 7.3%, due July 2016................  $  46,498  $  47,674
6.9% fully-amortizing bonds due, effective rate of 7.3% July 2016.................      9,529      9,773
4.2% interest only bonds, effective rate of 6.7%, due July 2016...................      5,958      6,000
6.0% interest only bonds, effective rate of 6.7%, secured by a letter of credit in
 the amount of $5,350, due September 1998.........................................      5,325      5,350
5.4% interest only bonds due December 2002........................................      6,700      6,700
                                                                                    ---------  ---------
Total.............................................................................  $  74,010  $  75,497
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Real estate assets securing the tax-exempt bond financing had a net book value of $107.5 million at December 31, 1997.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 9--SECURED TAX-EXEMPT BOND FINANCING (CONTINUED)

    As of December 31, 1997, the scheduled principal payments for the Company's secured tax-exempt bonds are as follows (in thousands):

1998...............................................  $   7,031
1999...............................................      1,827
2000...............................................      1,956
2001...............................................      2,096
2002...............................................      2,244
Thereafter.........................................     58,856
                                                     ---------
                                                     $  74,010
                                                     ---------
                                                     ---------

NOTE 10--UNSECURED SHORT-TERM FINANCING

    In November 1996, the Company borrowed $12.5 million in conjunction with the purchase of limited partnership interests in the English Partnerships. The loan was repaid in February 1997 with proceeds from a public offering of shares of Class A Common Stock (see Note 16).

NOTE 11--INTEREST RATE LOCK AGREEMENTS

    In 1996, in anticipation of refinancing certain indebtedness, the Company entered into two interest rate lock agreements with a major New York investment banking company (the "1996 Hedges"). The 1996 Hedges had an aggregate notional value of $100.0 million and fixed the interest rate of the anticipated refinancings at 6.2% and 6.3%. The 1996 Hedges were settled in April 1997 in connection with the refinancing, at which time the Company realized aggregate gains of approximately $3.4 million (see Note 7).

    In March 1997, the Company entered into an interest rate lock agreement with an investment banking company (the "March Hedge"). The March Hedge had a notional value of $100.0 million and fixed the interest rate of the anticipated refinancing at 7.053%. The March Hedge was settled December 1997, in connection with the refinancing, at which time the Company realized a loss on the hedge of approximately $10.9 million (see Note 7).

    In September 1997, the Company entered into an interest rate lock agreement (the "September Hedge") in anticipation of refinancing certain other long-term indebtedness. The September Hedge has a notional principal amount of $75.0 million, matures on March 19, 1998, and fixes the ten year treasury rate at 6.211%. Based on the fair value of the interest rate lock agreement at December 31, 1997, the Company has a potential loss on the September Hedge of approximately $2.6 million. Management anticipates that the debt will be refinanced during the first quarter of 1998.

    In October 1997, the Company entered into an interest rate lock agreement (the "October Hedge") in anticipation of incurring indebtedness in connection with the acquisition of the Foxchase Apartments. The October Hedge had a notional value of $70.0 million and fixed the interest rate of the anticipated indebtedness at 6.13%. The October Hedge was settled in December 1997 when the Foxchase acquisition was completed, at which time the Company realized a loss of $1.4 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 11--INTEREST RATE LOCK AGREEMENTS (CONTINUED)
    The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate lock agreements. However, the Company does not anticipate nonperformance by the counterparties. In addition, since the variable rate in the interest rate lock agreements is not on the same basis as the variable rate indebtedness, the Company is exposed to losses to the extent that the LIBOR rate and the Treasury rate change independently of each other. The Company does not anticipate that inconsistent changes in the LIBOR rate and the Treasury rate will have a material effect.

NOTE 12--COMMITMENTS AND CONTINGENCIES

LEGAL

    In November 1996, purported limited partners of certain of the Tender Offer English Partnerships filed a class action lawsuit against the Company and J.W. English in the U.S. District Court for the Northern District of California (the "Federal Action"), alleging among other things, that the Company conspired with J.W. English to breach his fiduciary duty to the plaintiffs, and that the offering materials used by the Company in connection with the English Tender Offers contained misleading statements or omissions. The Federal Action was voluntarily dismissed, without prejudice, in favor of another purported class action filed in May 1997 by limited partners of certain of the Tender Offer English Partnerships and six additional English Partnerships. Two complaints were filed in Superior Court of the State of California (the "California Actions") against the Company and the J.W. English Companies, alleging, among other things, that the consideration the Company offered in the English Tender Offers was inadequate and designed to benefit the J.W. English Companies at the expense of the limited partners, that certain misrepresentations and omissions were made in connection with the English Tender Offers, that the Company receives excessive fees in connection with its management of the properties owned by the English Partnerships, that the Company continues to refuse to liquidate the English Partnerships and that the English Acquisition violated the partnership agreements governing the English Partnerships and constituted a breach of fiduciary duty.

    In addition to unspecified compensation and exemplary damages, the original complaints in the California Actions sought an accounting, a constructive trust on the assets and monies acquired by the English defendants in connection with the English Acquisition, a court order removing the Company from management of the English Partnerships and/or ordering disposition of the properties and attorneys fees, expert fees and other costs. The Company intends to vigorously defend itself in connection with these actions. The Company believes it is entitled to indemnity from the J.W. English Companies, subject to certain exceptions. Failure by the Company to prevail in the California Actions or to receive indemnification could have a material adverse effect on the Company's financial condition and results of operations.

    On August 4, 1997, the Company filed demurrers to both complaints in the California Actions. At a hearing on the demurrers on January 9, 1998, the court granted the Company's demurrers to each of the three causes of action against it in the two complaints, with leave to amend. On February 25, 1998, the plaintiffs filed a consolidated amended class and derivative complaint for damages (the "Consolidated Amended Complaint"). The Company's has until March 27, 1998 to file a demurrer on behalf of the AIMCO defendants.

    The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

HUD ENFORCEMENT AND LIMITED DENIALS

    A significant number of the affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). HUD has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a limited denial of participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. In March 1997, HUD announced its intention to step up enforcement against property owners and managers who violate their agreements with HUD, and in July 1997, HUD announced the creation of a new department-wide enforcement division. Three HUD field offices have recently issued LDPs to NHP as a result of physical inspections and mortgage defaults at four NHP Properties, two of which are managed by the Company. One LDP was subsequently withdrawn and another was terminated in December 1997 after a reinspection of the property. The one remaining LDP, unless lifted, suspends the Company's ability to manage or acquire additional HUD-assisted properties in eastern Missouri until June 24, 1998. The Company has requested that HUD terminate the one remaining LDP, but HUD has so far refused to do so, and the Company cannot determine whether HUD will reverse that decision with respect to the affected region. Because an LDP is prospective, existing HUD agreements are not affected, so an LDP is not expected to result in the loss of management service revenue from or otherwise to affect properties that the Company currently manages in the subject regions. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.

    HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving management of HUD-assisted properties. In this regard, since July 1988, 29 HUD-assisted properties owned or managed by the NHP Real Estate Companies or NHP have defaulted on non-recourse HUD-insured mortgage loans. Eight of these 29 properties are also currently managed by the Company. An additional six properties owned or managed by the Company have received unsatisfactory performance ratings. As a result of the defaults and unsatisfactory ratings, a national HUD office must review any field office approval of the Company to act as property manager for a HUD-assisted property. The national HUD office has consistently approved NHP's applications to manage new properties, and the Company received HUD clearance to acquire NHP and the NHP Real Estate Companies. The Company believes that it enjoys a good working relationship with HUD and that the national office will continue to apply the clearance process to large management portfolios such as the Company's, including the NHP Properties, with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

    In October 1997, NHP received a subpoena from the Inspector General of HUD (the "Inspector General") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with management of a HUD project. The Company believes that other owners and managers of HUD

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) projects have received similar subpoenas. Documents relating to certain of the Company's acquisitions of property management rights for HUD projects may be responsive to the subpoena. The Company is in the process of complying with the subpoena and has provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Although the Inspector General has not initiated any action against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on the results of operations of the Company.

ENVIRONMENTAL

    Certain of the Company's Owned Properties, and some of the other AIMCO Properties, are located on or near properties that contain or have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurance that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the AIMCO Properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto an Owned Property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin (the "City"), the former landfill operator, has assumed responsibility for conducting all investigation and remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission ("TNRCC") has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingency plan of passive methane gas venting may be implemented by the City. The City has also conducted testing at Montecito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation; however, the Company has relocated some of its tenants and has installed a venting system according to the TNRCC's specifications under the buildings slabs, in connection with the present raising of four of its buildings in order to install stabilizing piers thereunder, at a total cost of approximately $550,000, which is primarily the cost for the restabilization. The restabilization was substantially completed in January 1998. The City will be responsible for monitoring the conditions of Montecito.

    All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants prior to acquisition. The audits did not reveal, nor is the Company aware of, any environmental liability relating to such properties that would have a material adverse effect on the Company's business, assets or results of operations. The Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants. However, the Company is not aware of any environmental liability that would have a material adverse effect on its business, financial condition or results of operations relating to the Managed Properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protection Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. An agreement in principle between the Company and the EPA has been reached, whereby the Company has agreed to pay a fine of approximately $0.1 million, permit the EPA to audit the maintenance records and technical staffing at 40 NHP Properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in 1998.

LEASE COMMITMENTS

    Minimum payments under the terms of all noncancellable operating leases in which the Company is the lessee, principally for office space, at December 31, 1997 are as follows (in thousands):

1998.....................................................  $     541
1999.....................................................        376
2000.....................................................        211
2001.....................................................        170
2002.....................................................        127
                                                           ---------
                                                           $   1,425
                                                           ---------
                                                           ---------

    Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $0.7 million, $0.6 million and $0.6 million, respectively.

NOTE 13--MINORITY INTERESTS IN OTHER PARTNERSHIPS

    Interests held by limited partners (other than the Company) in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships. Net income is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

NOTE 14--MINORITY INTEREST IN OPERATING PARTNERSHIP

    Interests in the AIMCO Operating Partnership held by limited partners are represented by OP Units. The AIMCO Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The AIMCO Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock at the date of execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1997, 1996 and 1995, the weighted average ownership interest in the AIMCO Operating Partnership held by the OP Unit holders (other than the Company) was 13.2%, 17.1% and 16.4%, respectively. At December 31, 1997, the ownership interest of the OP Unit holders (other than the Company) was 11.7%.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 14--MINORITY INTEREST IN OPERATING PARTNERSHIP (CONTINUED)
    After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, AIMCO may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash.

NOTE 15--REGISTRATION STATEMENTS

    In April 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which provides for the offering of, on a delayed or continuous basis, debt securities, Class A Common Stock, preferred stock and warrants with an aggregate value of up to $1.0 billion. The shelf registration statement was declared effective in May 1997. As of December 31, 1997, the Company has issued 12,052,418 shares of Class A Common Stock and 3,150,000 shares of preferred stock under the shelf registration, the aggregate gross proceeds of which was $475.6 million. As of December 31, 1997, up to $524.4 million of additional securities may be sold under the shelf registration.

    In February 1998, AIMCO issued 4,200,000 shares of newly created AIMCO Class D Cumulative Preferred Stock ("Class D Preferred Stock") for gross proceeds of $105.0 million (see Note 25). After giving effect to the sale of the Class D Preferred Stock, up to $419.4 million of additional securities may be sold under the shelf registration.

NOTE 16--STOCKHOLDERS' EQUITY

    During 1996, AIMCO issued 895,250 shares of Class A Common Stock to certain executive officers (or entities controlled by them) at $20.75 per share, pursuant to the exercise of stock options issued under the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable totaling $18.6 million to the Company, of which $11.9 million was repaid during 1997.

    In September 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of Class A Common Stock in open market and privately negotiated purchase transactions. The stock may be purchased from time to time as market conditions warrant.

    In February 1997, AIMCO completed a public offering of 2,015,000 shares of Class A Common Stock at a public offering price of $26.75 per share. The net proceeds of approximately $51.0 million were used to repay a portion of the Company's indebtedness incurred in connection with 1996 acquisitions.

    In May 1997, AIMCO sold 2,300,000 shares of Class A Common Stock at an average price of $28 per share in two public offerings. The net proceeds of approximately $63.0 million were used to repay $56.0 million of outstanding indebtedness under the Credit Facility and to provide working capital of $7.0 million. In addition, the Company issued 2,142,857 shares of Class A Common Stock in connection with the acquisition of 2,866,073 shares of NHP Common Stock (see Note 5).

    In July 1997, AIMCO sold 1,100,000 shares of Class A Common Stock to certain members of the Company's senior management at a price of $30 per share, the closing price of the stock on the date of purchase. In exchange for the shares purchased, such members of senior management executed notes payable to the Company totaling $33.0 million, of which $15.8 million has been repaid as of February 28, 1998. The notes bear interest at 7.25% per annum, payable quarterly, and mature in 2007. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 16--STOCKHOLDERS' EQUITY (CONTINUED)
    In August 1997, AIMCO sold 750,000 shares of newly created Class B Cumulative Convertible Preferred Stock ("Class B Preferred Stock") for gross proceeds of $75.0 million in cash to an institutional investor in a private transaction. Holders of the Class B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, quarterly cash dividends per share equal to the greater of $1.78125 or the cash dividends declared on the number of shares of Class A Common Stock into which one share of Class B Preferred Stock is convertible. Each share of Class B Preferred Stock is convertible at the option of the holder, beginning in August 1998, into 3.28407 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The agreement pursuant to which AIMCO issued the Class B Preferred Stock provides that the holders of such stock may require AIMCO to repurchase the Class B Preferred Stock at a price of $105 per share, plus accrued and unpaid dividends, if (i) at any time AIMCO fails to qualify as a REIT; or (ii) upon the occurrence of a change of control of AIMCO, as defined by the aforementioned agreement. The Class B Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation, and is non-voting. The proceeds from the sale of the Class B Preferred Stock were used to repay outstanding indebtedness under the Credit Facility and to provide working capital.

    In August and September 1997, AIMCO issued an aggregate of 5,052,418 shares of Class A Common Stock to institutional investors for aggregate net proceeds of $156.9 million. The Company used $114.4 million of such proceeds to purchase 5,717,000 shares of NHP Common Stock from ANHI, used $7.0 million to purchase 351,974 additional shares of NHP Common Stock from a third party pursuant to a stock purchase agreement, and contributed the remaining $35.5 million to the AIMCO Operating Partnership (see Note 5). An additional 61,364 shares of Class A Common Stock were subsequently issued in exchange for 82,074 shares of NHP Common Stock.

    In October 1997, AIMCO issued 7,000,000 shares of Class A Common Stock. Net proceeds from the sale of approximately $242.5 million were used to fund certain property acquisitions, repay outstanding indebtedness under the Credit Facility and provide working capital.

    In December 1997, AIMCO issued 4,554,873 shares of Class A Common Stock in connection with the NHP Merger (see Note 5).

    In December 1997, AIMCO issued 2,400,000 shares of newly created Class C Cumulative Preferred Stock ("Class C Preferred Stock") for net proceeds of $58.1 million. Holders of the Class C Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.25 per share. The Class C Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation, and is non-voting. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class C Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. The proceeds from the sale of the Class C Preferred Stock were used to repay indebtedness outstanding under the Credit Facility and to provide working capital.

    In February 1998, AIMCO issued 4,200,000 shares of Class D Cumulative Preferred Stock in a public offering (see Note 25).

    Concurrent with the IPO in July 1994, 650,000 shares of AIMCO common stock held by four of the Company's executive officers were reclassified as AIMCO Class B Common Stock ("Class B Common Stock"). The Class B Common Stock is convertible into Class A Common Stock, subject to certain conditions. In 1997, 1996 and 1995, respectively, 162,500, 260,000 and 65,000 shares of Class B Common

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 16--STOCKHOLDERS' EQUITY (CONTINUED)
Stock were converted into Class A Common Stock upon the satisfaction of the requisite financial conditions for 1994 through 1997.

NOTE 17--STOCK OPTION PLANS AND STOCK WARRANTS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the "1996 Plan"), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1994 Plan, the 1996 Plan, the 1997 Plan and the Non-Qualified Plan allow for the grant of incentive and non-qualified stock options, and are administered by the Compensation Committee of the Board of Directors. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The non-qualified options vest 20% per year over a five-year period with initial vesting one year from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                          1997             1996             1995
                                                     ---------------  ---------------  ---------------
Range of risk free interest rates..................   5.2% to 7.5%     5.2% to 7.5%     5.2% to 7.5%
Expected dividend yield............................       6.0%             7.8%             7.8%
Volatility factor of the expected market price of
  the Company's common stock.......................       0.175            0.194            0.194
Weighted average expected life of options..........     4.5 years        4.5 years        4.5 years

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 17--STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED)
    The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information for the options is as follows (in thousands except per share information):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Pro forma income attributable to common shareholders..........  $  26,096  $  12,201  $   8,191
Pro forma basic earnings per common share.....................  $    1.00  $    0.98  $    0.86

    The effects of applying SFAS 123 in calculating pro forma income attributable to common shareholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

    The following table summarizes the option activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997        1996        1995
                                                      ----------  ----------  ----------
Outstanding at beginning of year....................     505,000     108,000      86,000
AIMCO options granted...............................     127,000     803,000      27,000
AIMCO options exercised.............................    (342,000)   (383,000)     --
AIMCO options forfeited.............................      (6,000)    (23,000)     (5,000)
NHP options assumed.................................     595,000      --          --
NHP options exercised...............................     (95,000)     --          --
                                                      ----------  ----------  ----------
Outstanding at end of year..........................     784,000     505,000     108,000
                                                      ----------  ----------  ----------
                                                      ----------  ----------  ----------
Stock options exercisable at the end of year........     690,000     425,000      26,000
                                                      ----------  ----------  ----------
                                                      ----------  ----------  ----------

Weighted average fair value of options
  granted during the year.................  $       3.24  $       1.01  $       1.75
Weighted average exercise price...........  $      30.01  $      20.74  $      17.69
Exercise prices...........................  $12.36-$35.00 $20.25-$20.75 $17.12-$18.37
Weighted average remaining contractual
  life....................................    8.12 years    9.57 years    9.21 years

    At December 31, 1997, the outstanding options consisted of: (i) 500,000 NHP options assumed, with exercise prices ranging from $12.36 to $22.74 and a weighted average exercise price of $17.79, all immediately exercisable; (ii) 234,000 AIMCO options (190,000 exercisable) with exercise prices ranging from $17.125 to $27.75, a weighted average exercise price of $22.13 and a weighted average life of 8.0

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 17--STOCK OPTION PLANS AND STOCK WARRANTS (CONTINUED) years; and (iii) 50,000 AIMCO options (none exercisable) with an exercise price of $35.00 and remaining life of 9.7 years.

    On June 3, 1997, AIMCO issued warrants (the "NHP Warrants") exercisable to purchase an aggregate of 399,999 shares of Class A Common Stock at $36 per share at any time prior to June 3, 2002. The NHP Warrants were issued as part of the consideration for the NHP Real Estate Companies in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

    On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties controlled by Oxford or its affiliates. The actual number of shares of Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangements with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years. The Oxford Warrants were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

NOTE 18--DIVIDEND REINVESTMENT PLAN

    Effective August 21, 1995, AIMCO implemented a dividend reinvestment plan to permit stockholders to reinvest dividends and make voluntary cash investments to purchase additional shares of Class A Common Stock. In May 1996, the Company filed a registration statement relating to 1,000,000 shares of Class A Common Stock to be made available for issuance under the dividend reinvestment plan. On February 19, 1998, the Company terminated its dividend reinvestment plan effective March 19, 1998 (see Note 25).

NOTE 19--EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") which replaced Accounting Principles Board Opinion No. 15 ("APB 15"). As required, the Company adopted SFAS 128 as of December 31, 1997 and restated earnings per share information for prior interim and annual periods.

    The Class B Common Stock is not included in the computation of earnings per share until such time as all the conditions required for conversion into Class A Common Stock have been met. The Class B Preferred Stock is convertible (see Note
16). The Class C Preferred Stock is not convertible.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 19--EARNINGS PER SHARE (CONTINUED)
    The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share data):

                                                              FOR THE YEAR  FOR THE YEAR  FOR THE YEAR
                                                                 ENDED         ENDED         ENDED
                                                              DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                  1997          1996          1995
                                                              ------------  ------------  ------------
Numerator:
Net income..................................................   $   28,633    $   12,984    $   13,375
Preferred stock dividends...................................       (2,315)       --            (5,169)
                                                              ------------  ------------  ------------
Numerator for basic and diluted earnings per share-- income
  attributable to common shareholders.......................   $   26,318    $   12,984    $    8,206
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Denominator:
Denominator for basic earnings per share--weighted average
  number of shares of common stock outstanding..............       24,055        12,411         9,571
Effect of dilutive securities:
Employee stock options......................................          381            14             6
Warrants....................................................       --                 2             2
                                                              ------------  ------------  ------------
Dilutive potential common shares............................          381            16             8
                                                              ------------  ------------  ------------
Denominator for diluted earnings per share..................       24,436        12,427         9,579
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Basic earnings per common share:
  Operations................................................   $     0.99    $     1.05    $     0.86
  Gain on disposition of properties.........................         0.11        --            --
  Extraordinary item........................................        (0.01)       --            --
                                                              ------------  ------------  ------------
  Total.....................................................   $     1.09    $     1.05    $     0.86
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------
Diluted earnings per common share:
  Operations................................................   $     0.98    $     1.04    $     0.86
  Gain on dispositions of properties........................         0.11        --            --
  Extraordinary item........................................        (0.01)       --            --
                                                              ------------  ------------  ------------
  Total.....................................................   $     1.08    $     1.04    $     0.86
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

NOTE 20--RECENT ACCOUNTING DEVELOPMENTS

    In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") which provides guidance with respect to the calculation and presentation of comprehensive income. Comprehensive income includes all transactions affecting stockholders' equity, including the traditional measure of net income, and excluding contributions from and distributions to stockholders. Under SFAS 130, companies will be required to present comprehensive income and its components on the face of the income statement or in a separate financial statement that is displayed with the same prominence. The Company has elected not to adopt the provisions of SFAS 130 as of December 31, 1997.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 20--RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
    In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which redefines how business segments are identified and stipulates the content and nature of segment information to be presented in the financial statements. The Company has elected not to adopt the provisions of SFAS 131 as of December 31, 1997.

NOTE 21--TRANSACTIONS WITH AFFILIATES

    The Company serves as property manager for certain apartment properties owned by entities in which certain officers of the Company have an ownership interest. Compensation for these services is 3% to 6% of gross receipts from the properties and were $5.4 million, $0.6 million and $1.3 million for the years ending December 31, 1997, 1996 and 1995, respectively. In addition, the Company received consulting fees from affiliates of $0.1 million for the year ended December 31, 1995. No consulting fees from affiliates were received for 1997 or 1996.

    In 1996, the Company acquired the Peachtree Park Apartments in Atlanta, Georgia and the Somerset Village Apartments in Salt Lake City, Utah from entities controlled by officers of the Company. The aggregate consideration paid of $39.6 million consisted of $3.8 million in cash, 372,678 shares of Class A Common Stock, 121,447 OP Units with a total recorded value of $9.9 million, and the assumption of $25.9 million of secured short-term indebtedness. In addition, the Company acquired the cable equipment at the Peachtree Park Apartments from an entity controlled by an officer of the Company in exchange for 8,243 shares of Class A Common Stock with a recorded value $0.2 million.

    On December 1, 1997, the Company purchased the Foxchase Apartments for approximately $107.7 million from First Alexandria Associates, Limited Partnership. The purchase price consisted of approximately $70.0 million in assumed mortgage obligations and the remainder in OP Units. The Company serves as the general partner and a limited partner in First Alexandria Associates, Limited Partnership and has a 54% interest in the partnership.

    During 1997, in order to preserve the Company's REIT status, the Company transferred the following assets to certain unconsolidated subsidiaries of
AIMCO: (i) partnerships interests with an estimated value of approximately $0.4 million; (ii) partnership interests, a $50.0 million promissory note and certain management agreements with an aggregate estimated value of approximately $53.7 million; and (iii) the stock of certain corporations with an estimated value of $25.0 million.

    During July 1997, the Company sold 1,100,000 shares of Class A Common Stock to certain members of the Company's senior management at a price of $30.00 per share, the closing price of the stock on the date of the purchase. In exchange for the shares purchased, such members of senior management executed notes payable to the Company totaling $33.0 million, of which approximately $10.1 million has been repaid as of December 31, 1997 (see Note 16).

    On August 15, 1997, the AIMCO Operating Partnership contributed stock of a captive insurance subsidiary to PAMS Inc. Certain members of the Company's senior management are shareholders in PAMS Inc. In order to maintain their aggregate 5% ownership interest in PAMS Inc., these individuals contributed an aggregate of $0.2 million to PAMS Inc.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 21--TRANSACTIONS WITH AFFILIATES (CONTINUED)

    On January 21, 1998, the AIMCO Operating Partnerships sold an aggregate of 15,000 High Performance Units to a limited liability company formed by certain members of the Company's senior management and to AIMCO's non-employee directors, for $2.1 million in cash (see Note 25).

    On January 31, 1998, the Company entered into a Contribution Agreement with CK Services, Inc. ("CK") and the stockholders of CK to cause certain assets to be transferred to CK and to distribute all outstanding stock of CK to the stockholders of AIMCO. CK is a corporation wholly-owned by Terry Considine, AIMCO's Chairman and Chief Executive Officer, and by Peter Kompaniez, AIMCO's President and Vice Chairman (see Note 25).

NOTE 22--EMPLOYEE BENEFIT PLANS

    The Company offers medical, dental, life and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation.

NOTE 23--UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

    Summarized unaudited consolidated quarterly information for 1997 and 1996 is provided below (amounts in thousands except per share amounts).

                                                                                         QUARTER
                                                                        ------------------------------------------
YEAR ENDED DECEMBER 31, 1997                                              FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenue from property operations......................................  $  38,040  $  41,679  $  47,364  $  65,923
Income from property operations.......................................     14,808     15,971     17,375     24,323
Revenue from service company business.................................      2,444      3,161      3,568      4,764
Company's share of income from service company business...............        551      1,480        773       (776)
Income before extraordinary item and minority interest in Operating
  Partnership.........................................................      5,694      6,039      7,963     13,270
Net income............................................................      4,584      5,264      6,967     11,818
Basic earnings per common share.......................................  $    0.28  $    0.26  $    0.25  $    0.30
Diluted earnings per common share.....................................  $    0.28  $    0.26  $    0.25  $    0.29
Weighted average common shares outstanding............................     16,454     20,366     24,425     34,771
Weighted average common shares and common share equivalents
  outstanding.........................................................     16,586     20,504     24,609     35,190

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 23--UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (CONTINUED)

                                                                                         QUARTER
                                                                        ------------------------------------------
YEAR ENDED DECEMBER 31, 1996                                              FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenue from property operations......................................  $  22,451  $  23,801  $  24,140  $  30,124
Income from property operations.......................................      8,617      9,083      9,866     12,248
Revenue from service company business.................................      1,848      1,877      1,717      2,925
Company's share of income from service company business...............        291        350        401        675
Income before minority interest in Operating Partnership..............      3,304      3,774      4,118      4,477
Net income............................................................      2,810      3,145      3,396      3,633
Basic earnings per share..............................................  $    0.24  $    0.26  $    0.27  $    0.27
Diluted earnings per share............................................  $    0.24  $    0.26  $    0.27  $    0.27
Weighted average common shares outstanding............................     11,848     12,210     12,391     13,280
Weighted average common shares and common share equivalents
  outstanding.........................................................     11,860     12,217     12,398     13,309

NOTE 24--PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

    The unaudited pro forma condensed consolidated statements of operation for the years ended December 31, 1997 and 1996 have been prepared as if each of the following transactions had occurred on January 1, 1996: (i) the 1996 Acquisitions; (ii) the English Portfolio Acquisition; (iii) the Dallas Portfolio Acquisition; (iv) the 1996 Dispositions; (v) the NHP stock purchases and the NHP Merger (see Note 5); (vi) the acquisition of the NHP Real Estate Companies (see
Note 6); (vii) a reorganization of the interests held by the NHP Real Estate Companies (see Note 5); (viii) the (a) 1997 Acquisitions, (b) the acquisition of the Controlled NHP Partnerships, (c) the acquisition of the Winthrop Portfolio, the related issuance of Class A Common Stock and OP Units, the incurrence of indebtedness to finance such acquisitions, and the refinancing of such indebtedness; (ix) the 1997 Dispositions; (x) the sale of (a) 2,015,000 shares of Class A Common Stock in February 1997, (b) 2,300,000 shares of Class A Common Stock in May 1997, (c) 5,052,418 shares in August and September 1997, and (d) 7,000,000 shares of Class A Common Stock in October 1997, and the application of the aggregate net proceeds thereof to repay indebtedness and fund the purchase of additional shares of NHP Common Stock; (xi) the sale of 750,000 shares of Class B Preferred Stock in August 1997, and the application of the net proceeds thereof to repay indebtedness; (xii) the sale of 2,400,000 shares of Class C Preferred Stock in December 1997, and the application of the net proceeds thereof to repay indebtedness, (xiii) the Company's receipt of a dividend from ANHI from proceeds ANHI received from ANHI stock transfers; (xiv) the purchase of 886,600 shares of Ambassador Common Stock in September 1997; (xv) the purchase of third-party notes payable secured by four properties in which the NHP Real Estate Companies own an interest, and the conversion of such notes payable into loans from the general partner; and (xvi) the purchase of land leased by two partnerships in which the NHP Real Estate Companies own an interest.

    The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 24--PRO FORMA FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             1997         1996
                                                                                          -----------  -----------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues......................................................  $   284,174  $   272,871
Property operating expenses.............................................................     (121,274)    (126,748)
Owned property management expenses......................................................      (10,002)      (9,652)
                                                                                          -----------  -----------
Income from property operations before depreciation.....................................      152,898      136,471
Depreciation............................................................................      (55,542)     (52,874)
                                                                                          -----------  -----------
Income from property operations.........................................................       97,356       83,597
                                                                                          -----------  -----------
SERVICE COMPANY BUSINESS
Company's share of income from Service Company Business.................................       (1,353)      (2,902)
General and administrative expenses.....................................................       (5,396)      (1,512)
Interest expense........................................................................      (64,361)     (57,710)
Interest income.........................................................................       10,576        2,773
Minority interest in other partnerships.................................................        1,803        4,703
Equity in losses of unconsolidated partnerships.........................................       (9,703)     (11,123)
Equity in earnings of unconsolidated subsidiaries.......................................        4,938       13,421
                                                                                          -----------  -----------
Income before minority interest in Operating Partnership................................       33,860       31,247
Minority interest in Operating Partnership..............................................       (3,578)      (4,461)
                                                                                          -----------  -----------
Net income..............................................................................  $    30,282  $    26,786
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Net income attributable to preferred shareholders.......................................  $    10,744  $    10,744
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Net income attributable to common shareholders..........................................  $    19,538  $    16,042
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Basic earnings per share................................................................  $      0.49  $      0.42
Diluted earnings per share..............................................................  $      0.49  $      0.41
Weighted average number of common shares outstanding--basic.............................       40,106       38,398
Weighted average number of common shares and common share equivalents
  outstanding--diluted..................................................................       40,257       38,686

NOTE 25--SUBSEQUENT EVENTS

DIVIDEND DECLARED

    On January 22, 1998, the Board of Directors declared a cash dividend of $0.5625 per share (equivalent to $2.25 on an annualized basis, an increase of 21.6% per share from the 1997 annualized dividend rate) of Class A Common Stock for the quarter ended December 31, 1997, payable on February 13, 1998 to stockholders of record on February 6, 1998.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 25--SUBSEQUENT EVENTS (CONTINUED)
CREATION OF NEW CREDIT FACILITY

    In January 1998, the Company replaced the existing Credit Facility with a new $50 million unsecured revolving credit facility (the "New Credit Facility") with Bank of America and BankBoston, N.A. The AIMCO Operating Partnership is the borrower under the New Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The interest rate under the New Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and 1.0% in the case of LIBOR based loans and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The New Credit Facility expires on January 26, 2000 unless extended for successive one-year periods at the discretion of the lenders. The New Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The financial covenants contained in the New Credit Facility require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of 2.25 to 1.0 and a debt service coverage ratio of at least 2.0 to 1.0. In addition, the New Credit Facility limits the Company from distributing more than 80% of its Funds From Operations (as defined) to stockholders, imposes minimum net worth requirements and provides other financial covenants related to certain unencumbered assets.

    In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the Operating Partnership (the "Owners"), as guarantors, entered into a five year secured credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for a $50 million revolving credit facility and conversion of all or a portion of such revolving credit facility to a base loan facility. The WMF Credit Facility provides that all the rights of Washington Mortgage are assigned to the Federal National Mortgage Association ("FNMA"), but FNMA does not assume Washington Mortgage's obligations under the WMF Credit Facility. At the AIMCO Operating Partnership's request, the commitment amount may be increased to an amount not to exceed $250 million, subject to consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. Advances to the AIMCO Operating Partnership under the WMF Credit Facility are funded with the proceeds of the sale to investors of FNMA mortgage backed securities that are secured by the advance and an interest in the collateral. The interest rate on each advance is determined by investor bids for such mortgage backed securities plus a fee spread presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance as selected by the AIMCO Operating Partnership. Advances under the base facility mature at a date, selected by the AIMCO Operating Partnership, between ten and twenty years from the date of the advance. Subject to certain conditions, the AIMCO Operating Partnership has the right to add or substitute collateral. The WMF Credit Facility requires the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of at least 2.25 to 1.0, and a debt service coverage ratio of at least 2.0 to 1.0, imposes minimum net worth requirements and also provides other financial covenants and interest coverage ratios that are specifically related to the collateral.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 25--SUBSEQUENT EVENTS (CONTINUED)
CONTRIBUTION AGREEMENT

    On January 31, 1998, the Company entered into a Contribution Agreement with CK Services, Inc. ("CK") and the stockholders of CK to cause certain assets to be transferred to CK and to distribute all outstanding stock of CK to the stockholders of AIMCO. CK is a corporation wholly-owned by Terry Considine, AIMCO's Chairman and Chief Executive Officer, and by Peter Kompaniez, AIMCO's President and Vice Chairman.

    CK was created as a vehicle for holding property and performing services that the Company is limited or prohibited from holding or providing due to its election to be taxed as a REIT. The Company is finalizing which assets will be contributed to CK. Any transfer of assets or services to CK will be at market rates and approved by the independent members of the Company's Board of Directors, and if market rates are difficult to ascertain, the pricing will favor AIMCO.

    Pursuant to the Contribution Agreement, AIMCO will contribute certain assets to CK and, in return, the stock of CK will be contributed to the Company or one of its subsidiaries. Following the contribution of CK stock, the Company will agree to contribute additional assets to CK with the intent of creating a stand-alone entity meeting the requirements for listing on the NYSE or NASDAQ National Market, and if the Company is successful in doing so, the stock of CK will be distributed to the stockholders of AIMCO. If the Company is unable to list the CK stock on the NYSE or NASDAQ National Market, CK will remain a direct or indirect subsidiary of AIMCO and the Company will pay to the former stockholders of CK an amount necessary to compensate the former CK stockholders for the value of such stock on January 31, 1998. Consummation of the transaction is subject to the approval of the independent members of the Company's board of directors.

STOCK OFFERING

    On February 19, 1998, the Company issued 4,200,000 shares of Class D Preferred Stock in a public offering. Holders of the Class D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.1875 per share. The Class D Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class D Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. The net proceeds of $101.7 million were used to repay indebtedness under the New Credit Facility and to fund working capital requirements.

PROPERTY ACQUISITION

    On February 4, 1998, the Company purchased Steeplechase Apartments, an apartment community containing 484 units, located in Tyler, Texas, for $9.8 million plus closing costs. The acquisition was funded with short-term borrowings under the New Credit Facility.

TERMINATION OF DIVIDEND REINVESTMENT PLAN

    On February 19, 1998, the Company terminated its dividend reinvestment plan, effective March 19, 1998 (the "Effective Date"). Under the terms of the termination, voluntary cash investments received by

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 25--SUBSEQUENT EVENTS (CONTINUED)
the plan administrator on or after February 6, 1998 will be returned to the participants. Subsequent to the Effective Date, each participant will receive
(i) a stock certificate representing the whole number of shares credited to their account as of the Effective Date, and (ii) a cash payment equal to the value of any remaining fractional shares credited to their account, based upon the sale price received by the plan administrator on the open market.

    On January 21, 1998, the AIMCO Operating Partnerships sold an aggregate of 15,000 High Performance Units to a limited liability company formed by certain members of the Company's senior management and to AIMCO's non-employee directors, for $2.1 million in cash.

    On March 17, 1998, AIMCO entered into a definitive merger agreement to acquire the multi-family apartment management operations, and certain property holdings, of Insignia Financial Group, Inc. ("Insignia") for approximately $910 million, including the assumption of debt. Insignia is one of the largest managers of multi-family residential properties in the United States, having a management portfolio consisting of approximately 191,000 units as of December 31, 1997.

                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                  INITIAL COST
                                                                                            -------------------------
                                  DATE                                          NUMBER OF              BUILDINGS AND
PROPERTY NAME                   ACQUIRED          LOCATION         YEAR BUILT     UNITS       LAND      IMPROVEMENTS
-----------------------------  -----------  ---------------------  ----------  -----------  ---------  --------------
100 Forest Place                    10/97   Oak Park, IL                 1986         234   $   3,463   $     19,624
40th North                          07/94   Phoenix, AZ                  1970         556       2,546         14,437
Anchorage                           11/96   League City, TX              1985         264         523          9,097
Arbor Crossing                      05/97   Atlanta, GA                  1988         240       1,879         10,647
Arbors                              10/97   Tempe, AZ                    1971         200       1,092          6,189
Ashford Plantation                  12/95   Atlanta, GA                  1975         211       2,770          9,956
Bay Club                            04/97   Aventura, FL                 1990         702      10,530         60,830
Bay West                            12/96   Tampa, FL                    1975         376       1,500          7,085
Beacon Hill                         10/97   Chamblee, GA                 1978         120         928          5,261
Blossomtree                         10/97   Scottsdale, AZ               1970         125         535          3,029
Bluffs                              09/83   Boulder, CO                  1971         232         696          7,779
Boardwalk                           12/95   Tamarac, FL                  1986         291       3,350          8,196
Brandywine                          04/83   St. Petersburg, FL           1971         477       1,423         11,336
Brant Rock                          10/97   Houston, TX                  1984          84         337          1,908
Brentwood                           11/96   Lake Jackson, TX             1980         104         200          3,092
Bridgewater                         11/96   Tomball, TX                  1978         206         333          4,033
Brookside Village                    4/96   Tustin, CA                   1970         336       2,498         14,180
Cambridge Heights                   05/97   Natchez, MS                  1979          94         249          1,413
Chesapeake                          12/96   Houston, TX                  1983         320         775          7,317
Colonnade Gardens                   10/97   Phoenix, AZ                  1973         196         765          4,337
Copperfield                         11/96   Houston, TX                  1983         196         702          7,003
Copper Chase                        12/96   Katy, TX                     1982         316       1,484         11,530
Coral Gardens                       04/93   Las Vegas, NV                1983         670       3,190         12,745
Country Club                        07/94   Amarillo, TX                 1984         282       1,049          5,951
Coventry Square                     11/96   Houston, TX                  1983         270         975          6,355
Crows Nest                          11/96   League City, TX              1984         176         795          5,400
Cypress Landing                     12/96   Savannah, GA                 1984         200         386          7,911
Dolphin's Landing                   12/96   Corpus Cristi, TX            1980         218       1,740          5,589
Dunwoody                            07/94   Atlanta, GA                  1980         318       1,838         10,538
Easton Village                      11/96   Houston, TX                  1983         146         440          6,584
Eden Crossing                       11/94   Pensacola, FL                1985         200       1,111          6,332
Elm Creek                           05/97   Chicago, IL                  1986         372       5,339         30,253
Fairways                            07/94   Phoenix, AZ                  1986         260       1,830         10,403
Fairways II                         09/96   Phoenix, AZ                  1996          92      --            --
Fisherman's Landing                 12/97   Bradenton, FL                1984         200       1,275          7,225
Fishermans Wharf                    11/96   Clute, TX                    1981         360         830          9,969
Fondren Court                       11/96   Houston, TX                  1979         429       1,349          9,355
Foothills                           10/97   Tuscon, AZ                   1982         270       1,203          6,817
Foxbay                              10/97   Tuscon, AZ                   1983         232         700          3,966
Foxchase                            05/97   Alexandria, VA               1947       2,113      39,390         68,354
Foxtree                             10/97   Tempe, AZ                    1976         487       2,505         14,194
Frankford Place                     07/94   Dallas, TX                   1982         274       1,125          6,382
Freedom Place Club                  10/97   Jacksonville, FL             1988         352       2,289         12,970
Garden Terrace                      07/94   Bowie, TX                    1978          20          49            280
Greens of Naperville                05/97   Naperville, IL               1986         400       3,756         21,284

                                                                                 DECEMBER 31, 1997

                                                -----------------------------------------------------------------------------------

                                    COST                     TOTAL COST                                TOTAL COST
                                 CAPITALIZED    -------------------------------------                    NET OF
                                SUBSEQUENT TO              BUILDINGS AND                ACCUMULATED    ACCUMULATED
PROPERTY NAME                    ACQUISITION      LAND      IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION    ENCUMBRANCES

-----------------------------  ---------------  ---------  --------------  ----------  -------------  -------------  --------------

100 Forest Place                         35     $   3,463   $     19,659   $   23,122    $     232     $    22,890     $   15,600

40th North                            1,198         2,546         15,635       18,181        2,250          15,931         10,818

Anchorage                               123           523          9,220        9,743        2,951           6,792          4,923

Arbor Crossing                           36         1,879         10,683       12,562          287          12,275          5,410

Arbors                                   23         1,092          6,212        7,304           40           7,264          3,909

Ashford Plantation                      464         2,770         10,420       13,190          865          12,325          7,463

Bay Club                              1,060        10,530         61,890       72,420        1,493          70,927         49,000

Bay West                              1,063         1,500          8,148        9,648          241           9,407             (A)

Beacon Hill                              20           928          5,281        6,209           34           6,175          3,678

Blossomtree                              16           535          3,045        3,580           19           3,561          2,143

Bluffs                                  364           696          8,143        8,839        4,919           3,920          6,192

Boardwalk                               886         3,350          9,082       12,432          779          11,653          9,529

Brandywine                            1,436         1,423         12,772       14,195        4,547           9,648          6,584

Brant Rock                               11           337          1,919        2,256           12           2,244          1,239

Brentwood                               210           200          3,302        3,502           87           3,415          1,827

Bridgewater                             155           333          4,188        4,521        1,112           3,409         --

Brookside Village                     1,051         2,498         15,231       17,729          250          17,479         --

Cambridge Heights                        14           249          1,427        1,676           35           1,641          1,589

Chesapeake                              668           775          7,985        8,760          285           8,475             (A)

Colonnade Gardens                        16           765          4,353        5,118           28           5,090          2,893

Copperfield                             275           702          7,278        7,980        1,090           6,890          3,533

Copper Chase                            514         1,484         12,044       13,528        6,124           7,404          5,666

Coral Gardens                         1,594         3,190         14,339       17,529        3,092          14,437         11,306

Country Club                            535         1,049          6,486        7,535          883           6,652          4,064

Coventry Square                         127           975          6,482        7,457        2,466           4,991          3,077

Crows Nest                               22           795          5,422        6,217        1,527           4,690          2,922

Cypress Landing                         880           386          8,791        9,177        2,472           6,705          4,377

Dolphin's Landing                     2,943         1,740          8,532       10,272          255          10,017             (A)

Dunwoody                                678         1,838         11,216       13,054        1,545          11,509          7,545

Easton Village                          377           690          6,711        7,401        1,266           6,135          2,931

Eden Crossing                           400         1,111          6,732        7,843          858           6,985          5,959

Elm Creek                                56         5,339         30,309       35,648          836          34,812             (C)

Fairways                              6,592         1,830         16,995       18,825        1,565          17,260          6,405

Fairways II                           5,952        --              5,952        5,952       --               5,952         --

Fisherman's Landing                  --             1,275          7,225        8,500       --               8,500         --

Fishermans Wharf                        131           830         10,100       10,930        3,482           7,448          3,575

Fondren Court                           423         1,349          9,778       11,127        5,044           6,083          5,528

Foothills                                19         1,203          6,836        8,039           44           7,995          3,929

Foxbay                                   22           700          3,988        4,688           25           4,663          3,254

Foxchase                                890        39,390         69,244      108,634        1,169         107,465         68,796

Foxtree                                  30         2,505         14,224       16,729           91          16,638          9,062

Frankford Place                         673         1,125          7,055        8,180          967           7,213          4,003

Freedom Place Club                       24         2,289         12,994       15,283           83          15,200          7,104

Garden Terrace                           23            49            303          352           41             311         --

Greens of Naperville                     60         3,756         21,344       25,100          249          24,851         16,182


                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                  INITIAL COST
                                                                                            -------------------------
                                DATE                                            NUMBER OF              BUILDINGS AND
PROPERTY NAME                 ACQUIRED           LOCATION          YEAR BUILT     UNITS       LAND      IMPROVEMENTS
---------------------------  -----------  -----------------------  ----------  -----------  ---------  --------------
Green Tree                        12/96   Carrollton, TX                 1983         365       1,909         14,842
Hampton Hill                      11/96   Houston, TX                    1984         332       1,574          8,408
Hastings Place                    11/96   Houston, TX                    1984         176         734          3,382
Hazeltree                         10/97   Phoenix, AZ                    1970         310         997          5,650
Heather Ridge                     12/96   Arlington, TX                  1983         180         655          5,455
Hiddentree                        10/97   East Lansing, MI               1966         261       1,470          8,330
Highland Park                     12/96   Ft. Worth, TX                  1985         500       3,234         19,536
Hillmeade                         11/94   Nashville, TN                  1985         288       2,872         16,066
Hills                             10/97   Austin, TX                     1983         329       1,367          7,747
Islandtree                        10/97   Whitemarsh Island, GA          1985         216       1,267          7,181
Jefferson Place                   11/94   Baton Rouge, LA                1985         234       2,696         15,115
Lake Crossing                     05/97   Atlanta, GA                    1988         300       2,046         11,596
Lakehaven I                       05/97   Carol Stream, IL               1984         144       1,071          6,069
Lakehaven II                      05/97   Carol Stream, IL               1985         348       2,680         15,189
Las Brisas                        07/94   Casa Grande, AZ                1985         132         573          3,260
Las Brisas                        12/95   San Antonio, TX                1983         176       1,100          5,454
Lexington                         07/94   San Antonio, TX                1981          72         311          1,764
Los Arboles                       09/97   Chandler, AZ                   1985         432       1,662          9,418
Meadowcreek                       04/85   Boulder, CO                    1972         332       1,387         10,027
Meadows                           12/96   Austin, TX                     1983         100         417          4,563
Montecito                         07/94   Austin, TX                     1985         268       1,268          7,194
Morton Towers                     09/97   Miami Beach, FL                1960       1,277       8,736         49,774
Newberry Park                     05/97   Chicago, IL                    1985          84         181          1,027
Newport                           07/94   Phoenix, AZ                    1986         204         800          4,554
Oak Falls                         11/96   Spring, TX                     1983         144         514          3,585
Olmos Club                        10/97   San Antonio, TX                1983         134         322          1,825
Olympiad                          11/94   Montgomery, AL                 1986         176       1,046          5,958
Orchidtree                        10/97   Scottsdale, AZ                 1971         278       2,314         13,112
Paradise Palms                    07/94   Phoenix, AZ                    1970         130         647          3,684
Park at Cedar Lawn                11/96   Galveston, TX                  1985         192         769          5,073
Parliament Bend                   07/94   San Antonio, TX                1980         232         765          4,342
Peachtree Park                     1/96   Atlanta, GA               1962/1995         295       4,681         12,957
Penn Square                       12/94   Albuquerque, NM                1982         210       1,128          6,478
Peppermill Place                  11/96   Houston, TX                    1983         224         406          3,957
Pine Creek                        10/97   Clio, MI                       1978         233         852          4,830
Pleasant Ridge                    11/94   Little Rock, AR                1982         200       1,660          9,464
Pleasant Valley                   11/94   Little Rock, AR                1985         112         907          5,069
Point West                        05/97   Lenexa, KS                     1985         172         979          5,548
Polo Park                         10/97   Midland, TX                    1983         184         800          4,532
Prairie Hills                     07/94   Albuquerque, NM                1985         260       1,680          9,633
Pride Gardens                     05/97   Jackson, MS                    1975          76         265          1,502
Quailtree                         10/97   Phoenix, AZ                    1978         184         659          3,735
Randol Crossing                   12/96   Ft. Worth, TX                  1984         160         782          5,742
Ridge Crest                       12/96   Denton, TX                     1983         152         612          5,642
Rillito Village                   07/94   Tuscon, AZ                     1985         272       1,220          6,947

                                                                               DECEMBER 31, 1997
                                              -----------------------------------------------------------------------------------

                                  COST                     TOTAL COST                                TOTAL COST
                               CAPITALIZED    -------------------------------------                    NET OF
                              SUBSEQUENT TO              BUILDINGS AND                ACCUMULATED    ACCUMULATED
PROPERTY NAME                  ACQUISITION      LAND      IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION    ENCUMBRANCES

---------------------------  ---------------  ---------  --------------  ----------  -------------  -------------  --------------

Green Tree                            398         1,909         15,240       17,149        4,524          12,625          7,534

Hampton Hill                          773         2,130          8,625       10,755        3,840           6,915          4,188

Hastings Place                        312           734          3,694        4,428        1,068           3,360          2,689

Hazeltree                              18           997          5,668        6,665           36           6,629          4,133

Heather Ridge                          (4)          655          5,451        6,106        1,994           4,112          2,630

Hiddentree                             16         1,470          8,346        9,816           53           9,763          4,497

Highland Park                         261         3,234         19,797       23,031        8,089          14,942          9,492

Hillmeade                           1,214         2,872         17,280       20,152        2,151          18,001         11,091

Hills                                  22         1,367          7,769        9,136           50           9,086          8,247

Islandtree                             18         1,267          7,199        8,466           46           8,420          4,293

Jefferson Place                     1,215         2,696         16,330       19,026        2,023          17,003          9,543

Lake Crossing                          45         2,046         11,641       13,687          312          13,375         11,628

Lakehaven I                            21         1,071          6,090        7,161           69           7,092             (C)

Lakehaven II                           53         2,680         15,242       17,922          172          17,750             (C)

Las Brisas                            131           573          3,391        3,964          468           3,496             (B)

Las Brisas                            311         1,100          5,765        6,865          480           6,385          3,382

Lexington                              75           311          1,839        2,150          260           1,890          1,067

Los Arboles                            67         1,662          9,485       11,147           95          11,052         --

Meadowcreek                           692         1,387         10,719       12,106        3,458           8,648          7,928

Meadows                               151           417          4,714        5,131        1,273           3,858          2,111

Montecito                           1,180         1,268          8,374        9,642        1,064           8,578          5,030

Morton Towers                         285         8,736         50,059       58,795          670          58,125         --

Newberry Park                          13           181          1,040        1,221           26           1,195          8,621

Newport                               394           800          4,948        5,748          680           5,068          2,601

Oak Falls                             201           514          3,786        4,300        1,097           3,203          2,767

Olmos Club                             13           322          1,838        2,160           12           2,148          1,272

Olympiad                              415         1,046          6,373        7,419          802           6,617          5,325

Orchidtree                             20         2,314         13,132       15,446           84          15,362          7,404

Paradise Palms                        300           647          3,984        4,631          550           4,081          2,335

Park at Cedar Lawn                    (15)          769          5,058        5,827        1,227           4,600          2,781

Parliament Bend                       405           765          4,747        5,512          655           4,857             (B)

Peachtree Park                      1,355         4,684         14,309       18,993        1,065          17,928             (A)

Penn Square                           488         1,128          6,966        8,094          854           7,240          4,224

Peppermill Place                      208           406          4,165        4,571        1,063           3,508          3,615

Pine Creek                             14           852          4,844        5,696           31           5,665          2,438

Pleasant Ridge                        580         1,660         10,044       11,704        1,265          10,439          6,700

Pleasant Valley                       708           907          5,777        6,684          709           5,975          3,465

Point West                             26           979          5,574        6,553           64           6,489          5,650

Polo Park                              17           800          4,549        5,349           29           5,320          2,324

Prairie Hills                         391         1,680         10,024       11,704        1,379          10,325          7,333

Pride Gardens                          12           265          1,514        1,779           38           1,741            912

Quailtree                              17           659          3,752        4,411           24           4,387          2,252

Randol Crossing                        18           782          5,760        6,542        1,878           4,664          2,485

Ridge Crest                           159           612          5,801        6,413        1,906           4,507          2,507

Rillito Village                       225         1,220          7,172        8,392          995           7,397          4,062


                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                  INITIAL COST
                                                                                            -------------------------
                                  DATE                                          NUMBER OF              BUILDINGS AND
PROPERTY NAME                   ACQUIRED          LOCATION         YEAR BUILT     UNITS       LAND      IMPROVEMENTS
-----------------------------  -----------  ---------------------  ----------  -----------  ---------  --------------
Rivercrest                          10/97   Tuscon, AZ                   1984         210         751          4,253
Riverside                           07/94   Denver, CO                   1987         248       1,553          8,828
Riverwalk                           12/95   Little Rock, AR              1988         262       1,075          9,295
Royal Palms                         07/94   Phoenix, AZ                  1985         152         832          4,730
Sand Castles                        10/97   League City, TX              1987         138         978          5,541
Sand Pebble                         10/97   El Paso, TX                  1983         208         861          4,879
Sandpiper Cove                      05/97   West Palm Beach, FL          1987         416       4,006         22,701
Sawgrass                            07/97   Orlando, FL                  1986         208       1,443          8,157
Seaside Point                       11/96   Galveston, TX                1985         102         295          2,994
Seasons                             10/95   San Antonio, TX              1976         280         974          5,749
Shadetree                           10/97   Tempe, AZ                    1965         123         591          3,349
Shadow Lake                         10/97   Greensboro, NC               1988         136       1,054          5,972
Signature Point                     11/96   League City, TX              1994         304       2,160         13,627
Silktree                            10/97   Phoenix, AZ                  1979          86         421          2,383
Snug Harbor                         12/95   Las Vegas, NV                1990          64         750          2,966
Somerset Village                     5/96   Salt Lake City, UT           1985         486       4,375         17,600
South Willow                        07/94   Salt Lake City, UT           1987         440       2,218         12,612
Southridge                          12/96   Greenville, TX               1984         160         565          5,787
Spectrum Pointe                     07/94   Atlanta, GA                  1984         196       1,029          5,903
Stirling Court                      11/96   Houston, TX                  1984         228         946          5,958
Stonebrook                          06/97   Orlando, FL                  1991         244       1,583          9,046
Stonehaven                          11/96   Houston, TX                  1972         337       1,197         11,236
Stoney Brook                        11/96   Houston, TX                  1972         113         579          3,871
Summer Chase                        05/97   Fort Smith, AR               1974          72         170            962
Sun Grove                           07/94   Phoenix, AZ                  1986          86         659          3,749
Sun Katcher                         12/95   Jacksonville, FL             1972         360         578          3,440
Sun Valley                          07/94   Salt Lake City, UT           1985         430       1,306          7,434
Sunbury Downs                       11/96   Houston, TX                  1982         240         565          4,380
Sunchase-Clearwater                 11/94   Clearwater, FL               1985         461       2,177         19,641
Sunchase-East                       11/94   Orlando, FL                  1985         296         927          8,361
Sunchase-North                      11/94   Orlando, FL                  1985         324       1,013          9,142
Sunchase-Tampa                      11/94   Tampa, FL                    1985         216         757          6,831
Surry Oaks                          10/97   Bedford, TX                  1983         152         628          3,560
Swiss Village                       11/96   Houston, TX                  1972         360       1,011         11,310
Tall Timbers                        10/97   Houston, TX                  1982         256       1,238          7,016
Tara Bridge                         05/97   Atlanta, GA                  1988         220       1,610          9,124
Timbermill                          10/95   San Antonio, TX              1982         296         778          4,674
Timbertree                          10/97   Phoenix, AZ                  1980         387       2,334         13,229
Township at Highlands               11/96   Denver, CO                   1986         119       1,058         11,166
Tustin Woods                        06/97   Tustin, CA                   1971         292       6,279         15,373
Twinbridge                          10/97   Tuscon, AZ                   1982         104         310          1,757
Villa Ladera                         1/96   Albuquerque, NM              1985         280       1,765         10,013
Village Creek                       07/94   Denver, CO                   1987         324       2,446         13,901
Village Park Towers                 10/97   North Miami, FL              1979         871       3,173         17,978
Vinings                             06/97   Aventura, FL                 1991         180       4,504         11,702

                                                                                 DECEMBER 31, 1997

                                                -----------------------------------------------------------------------------------

                                    COST                     TOTAL COST                                TOTAL COST
                                 CAPITALIZED    -------------------------------------                    NET OF
                                SUBSEQUENT TO              BUILDINGS AND                ACCUMULATED    ACCUMULATED
PROPERTY NAME                    ACQUISITION      LAND      IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION    ENCUMBRANCES

-----------------------------  ---------------  ---------  --------------  ----------  -------------  -------------  --------------

Rivercrest                               10           751          4,263        5,014           27           4,987          2,869

Riverside                               752         1,553          9,580       11,133        1,308           9,825          6,046

Riverwalk                               333         1,075          9,628       10,703          841           9,862          5,688

Royal Palms                             165           832          4,895        5,727          687           5,040          3,561

Sand Castles                             16           978          5,557        6,535           36           6,499          3,156

Sand Pebble                              25           861          4,904        5,765           31           5,734          2,756

Sandpiper Cove                           63         4,006         22,764       26,770          627          26,143         16,068

Sawgrass                                 73         1,443          8,230        9,673          160           9,513          4,980

Seaside Point                           188           295          3,182        3,477          793           2,684         --

Seasons                                 453           982          6,194        7,176          512           6,664          4,534

Shadetree                                18           591          3,367        3,958           21           3,937          2,098

Shadow Lake                              19         1,054          5,991        7,045           38           7,007          3,295

Signature Point                          53         2,160         13,680       15,840        1,671          14,169          7,472

Silktree                                 16           421          2,399        2,820           15           2,805          1,585

Snug Harbor                             253           750          3,219        3,969          268           3,701          2,076

Somerset Village                        526         4,375         18,126       22,501        1,104          21,397          8,537

South Willow                            783         2,218         13,395       15,613        1,827          13,786          8,379

Southridge                               70           565          5,857        6,422        2,212           4,210          2,132

Spectrum Pointe                         356         1,029          6,259        7,288          816           6,472          4,357

Stirling Court                          283           946          6,241        7,187        2,709           4,478          3,598

Stonebrook                              147         1,583          9,193       10,776          225          10,551          6,374

Stonehaven                           (2,550)        1,197          8,686        9,883          675           9,208          4,160

Stoney Brook                            279           579          4,150        4,729          953           3,776            741

Summer Chase                             11           170            973        1,143           23           1,120            694

Sun Grove                               132           659          3,881        4,540          546           3,994             (B)

Sun Katcher                           5,620           578          9,060        9,638          142           9,496             (A)

Sun Valley                              328         1,306          7,762        9,068          939           8,129          5,600

Sunbury Downs                           183           565          4,563        5,128        1,001           4,127          2,491

Sunchase-Clearwater                     845         2,177         20,486       22,663        1,377          21,286         17,550

Sunchase-East                           679           927          9,040        9,967        1,126           8,841          9,210

Sunchase-North                          610         1,013          9,752       10,765        1,218           9,547         12,354

Sunchase-Tampa                          523           757          7,354        8,111          945           7,166          7,384

Surry Oaks                               18           628          3,578        4,206           23           4,183          2,346

Swiss Village                          (941)        1,011         10,369       11,380        3,655           7,725          4,596

Tall Timbers                             17         1,238          7,033        8,271           45           8,226          4,180

Tara Bridge                              33         1,610          9,157       10,767          246          10,521          7,694

Timbermill                              501           778          5,175        5,953          431           5,522             (A)

Timbertree                               25         2,334         13,254       15,588           85          15,503          8,035

Township at Highlands                   418         1,058         11,584       12,642        2,187          10,455          9,019

Tustin Woods                          1,614         6,279         16,987       23,266        1,251          22,015             (A)

Twinbridge                               11           310          1,768        2,078           11           2,067          1,159

Villa Ladera                            738         1,765         10,751       12,516          855          11,661          5,646

Village Creek                           843         2,446         14,744       17,190        2,014          15,176             (B)

Village Park Towers                      38         3,173         18,016       21,189       --              21,189             (A)

Vinings                                  97         4,504         11,799       16,303          275          16,028          7,956


                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                  INITIAL COST
                                                                                            -------------------------
                                  DATE                                          NUMBER OF              BUILDINGS AND
PROPERTY NAME                   ACQUIRED          LOCATION         YEAR BUILT     UNITS       LAND      IMPROVEMENTS
-----------------------------  -----------  ---------------------  ----------  -----------  ---------  --------------
Walnut Springs                      12/96   San Antonio, TX              1983         224         851          8,076
Waterford                           11/96   Houston, TX                  1984         312         533          5,692
Wickertree                          10/97   Phoenix, AZ                  1983         226       1,225          6,944
Wildflower                          10/97   Midland, TX                  1982         264         705          3,996
Williams Cove                       07/94   Dallas, TX                   1984         260       1,227          6,972
Windsor Landing                     10/97   Morrow, GA                   1991         200       1,641          9,298
Windward at the Villages            10/97   West Palm Beach, FL          1988         196       1,595          9,037
Woodhill                            12/96   Denton, TX                   1985         352       1,578         13,199
Woodhollow                          10/97   Austin, TX                   1974         108         658          3,728
Woodland Ridge                      12/96   Irving, TX                   1984         130       1,021          4,507
Woodlands-Odessa                    07/94   Odessa, TX                   1982         232         676          3,835
Woodlands-Tyler                     07/94   Tyler, TX                    1984         256       1,029          5,845
Wydewood                            10/97   Midland, TX                  1982         218         519          2,943
Yorktree                            10/97   Carol Stream, IL             1972         293       1,968         11,151
                                                                                                1,029
                                                                               -----------  ---------  --------------
  Sub-total                                                                        40,039     257,534      1,329,755
                                                                               -----------  ---------  --------------
Properties under development
 or held for development:
Fairways III land                   07/94                                                       2,303        --
Morton Towers land                   9/97                                                       4,446        --
Villa Ladera land                   03/96                                                         470              9
                                                                               -----------  ---------  --------------
  Total                                                                            40,039   $ 264,753   $  1,329,764
                                                                               -----------  ---------  --------------
                                                                               -----------  ---------  --------------

                                                                                 DECEMBER 31, 1997

                                                -----------------------------------------------------------------------------------

                                    COST                     TOTAL COST                                TOTAL COST
                                 CAPITALIZED    -------------------------------------                    NET OF
                                SUBSEQUENT TO              BUILDINGS AND                ACCUMULATED    ACCUMULATED
PROPERTY NAME                    ACQUISITION      LAND      IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION    ENCUMBRANCES

-----------------------------  ---------------  ---------  --------------  ----------  -------------  -------------  --------------

Walnut Springs                          176           851          8,252        9,103        2,329           6,774          4,859

Waterford                               127           533          5,819        6,352        1,582           4,770          4,068

Wickertree                               25         1,225          6,969        8,194           45           8,149          4,224

Wildflower                               25           705          4,021        4,726           26           4,700          2,116

Williams Cove                           409         1,227          7,381        8,608        1,052           7,556          3,928

Windsor Landing                          20         1,641          9,318       10,959           60          10,899          5,554

Windward at the Villages                 15         1,595          9,052       10,647           91          10,556          4,810

Woodhill                                408         1,578         13,607       15,185        4,782          10,403          5,903

Woodhollow                               12           658          3,740        4,398           24           4,374          2,133

Woodland Ridge                           78         1,021          4,585        5,606        1,542           4,064          2,109

Woodlands-Odessa                        532           676          4,367        5,043          574           4,469             (B)

Woodlands-Tyler                         405         1,029          6,250        7,279          868           6,411          4,255

Wydewood                                 15           519          2,958        3,477           19           3,458          1,671

Yorktree                                 23         1,968         11,174       13,142           72          13,070          6,766

                                                    1,029                       1,029                        1,029             88

                               ---------------  ---------  --------------  ----------  -------------  -------------  --------------

  Sub-total                          62,251       258,351      1,391,189    1,649,540      153,285       1,496,255        755,431

                               ---------------  ---------  --------------  ----------  -------------  -------------  --------------

Properties under development
 or held for development:
Fairways III land                    --             2,303                       2,303                        2,303
Morton Towers land                      401         4,446            401        4,847                        4,847
Villa Ladera land                        38           470             47          517                          517
                               ---------------  ---------  --------------  ----------  -------------  -------------  --------------

  Total                           $  62,690     $ 265,570   $  1,391,637   $1,657,207    $ 153,285     $ 1,503,922     $  755,431

                               ---------------  ---------  --------------  ----------  -------------  -------------  --------------

                               ---------------  ---------  --------------  ----------  -------------  -------------  --------------


----------------------------------------
(A) Pledged as security for the Credit Facility.

(B) Pledged as additional colleratal for secured tax-exempt financing.

(C) Debt is owned by AIMCO and is therefore eliminated in consolidation.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------
REAL ESTATE
  Balance at beginning of year.............................................  $    865,222  $  477,162  $  406,067
  Additions during the year:
    Real estate acquisitions...............................................       786,571     388,574      63,351
    Additions..............................................................        26,808      17,993       7,744
    Dispositions...........................................................       (21,394)    (18,507)     --
                                                                             ------------  ----------  ----------
  Balance at end of year...................................................  $  1,657,207  $  865,222  $  477,162
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
ACCUMULATED DEPRECIATION
  Balance at beginning of year.............................................  $    120,077  $   28,737  $   13,699
  Additions during the year:
    Depreciation...........................................................        37,741      19,556      15,038
    Additions..............................................................       --           73,189      --
    Dispositions...........................................................        (4,533)     (1,405)     --
                                                                             ------------  ----------  ----------
  Balance at end of year...................................................  $    153,285  $  120,077  $   28,737
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

   See Report of Independent Auditors and accompanying notes to consolidated financial statements.