Form 10-K/A
period 1997-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-04-13
CIK 922864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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


    The aggregate purchase price for the Winthrop Portfolio, including transactions costs, was approximately $263.0 million. The Company paid aggregate consideration of $115.6 million in cash to the sellers, assumed $8.3 million in mortgage indebtedness and incurred $139.1 million of new indebtedness secured by the properties, to complete the purchase. The Company has also budgeted an additional $16.0 million in initial capital expenditures related to the Winthrop Portfolio.


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


    On March 17, 1998, AIMCO entered into a definitive merger agreement (the "Insignia Merger Agreement") to acquire the multi-family apartment management operations and certain property holdings, of Insignia Financial Group, Inc. ("Insignia"). Insignia is one of the largest managers of multi-family residential properties in the United States. The acquisition of Insignia will add approximately 192,000 apartment units to AIMCO's management portfolio, including approximately 115,000 units in which AIMCO will own an equity interest and approximately 77,000 units which will be managed for unaffiliated third parties. Pursuant to the Insignia Merger Agreement, the Company anticipates issuing approximately $303.0 million in convertible preferred stock to Insignia shareholders, the payment of a $50 million special dividend to Insignia shareholders and the assumption of $457.0 million of existing indebtedness. In addition, the Company will offer to purchase the 25% interest in Insignia Properties Trust, which is not owned by Insignia, for a price not less than $13.25 per share of beneficial ownership interest.


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

ACQUISITIONS


    During 1997, the Company directly acquired 44 apartment properties containing 11,706 units for total consideration of $467.4 million, consisting of $191.0 million in cash, approximately 1.9 million OP units valued at $56.0 million and the assumption or incurrence of $220.4 million of indebtedness. In addition, the Company acquired a controlling interest in 15 partnerships which own 5,285 units located in 15 apartment communities as a result of the acquisition of the NHP Real Estate Companies, subsequent tender offers made to investors in certain NHP Partnerships, and the purchase of mortgage debt and land leases. As a result of these transactions, the Company increased the number of apartment units it owns or controls to 40,039 units as of December 31, 1997, a net increase of approximately 68% from the 23,764 units number of units owned or controlled as of December 31, 1996.


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

NOTE 5-- INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

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

    In connection with the purchase of NHP, the Company acquired NHP's property management business, as well as several other businesses, including a membership purchasing organization, home health

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 5-- INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
care services, and insurance services. Immediately following the purchase, AIMCO completed a reorganization which resulted in those businesses being conducted by ANHI, ANPI, NHPMC and NHPA&R.

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


ISSUANCE OF HIGH PERFORMANCE UNITS


    On January 21, 1998, the AIMCO Operating Partnerships sold an aggregate of 15,000 High Performance Units to a limited liability company formed by certain members of the Company's senior management and to AIMCO's non-employee directors, for $2.1 million in cash.


PENDING ACQUISITION



    On March 17, 1998, AIMCO entered into a definitive merger agreement to acquire the multi-family apartment management operations, and certain property holdings, of Insignia Financial Group, Inc. ("Insignia") for approximately $910 million, including the assumption of debt. Insignia is one of the largest managers of multi-family residential properties in the United States, having a management portfolio consisting of approximately 192,000 units as of December 31, 1997.

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