Form 10-Q
period 1998-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-05-15
CIK 922864

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MARCH 31, 1998

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                                ----------------      --------------------


Commission File Number 1-13232

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)



               Maryland                                84-1259577
   -------------------------------                  ------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado      80222-4348
------------------------------------------------------     -----------
 (Address of principal executive offices)                  (Zip Code)

                                (303) 757-8101
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                                   Not applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -- --       -----



The number of shares of Class A Common Stock outstanding as of May 7, 1998:   41,344,072
The number of shares of Class B Common Stock outstanding as of May 7, 1998:      162,500


                    APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                     FORM 10-Q



                                       INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        -----
    Item 1.    Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
               (unaudited) and December 31, 1997                             3

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1998 and 1997 (unaudited)                     4

               Consolidated Statements of Cash Flow for the Three
               Months Ended March 31, 1998 and 1997 (unaudited)              5

               Notes to Consolidated Financial Statements (unaudited)        7


    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          16

    Item 3.    Quantitative and Qualitative Disclosures about Market
               Risk                                                         25

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                            26

    Item 2.    Changes in Securities                                        27

    Item 6.    Exhibits and Reports on Form 8-K                             27

    Signatures                                                              29



                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                        Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997
                     (In Thousands, Except Share Data)


                                                                                    March 31,      December 31,
                                                                                      1998            1997
                                                                                   ------------    ------------
                                                                                   (unaudited)
ASSETS
Real Estate, net of accumulated depreciation of $215,724 and $153,285              $  1,537,646    $  1,503,922
Property held for sale                                                                   35,824           6,284
Investments held for sale                                                                23,759          22,144
Investments in and notes receivable from unconsolidated subsidiaries                     88,775          84,459
Investments in and notes receivable from unconsolidated real estate partnerships        245,682         212,150
Cash and cash equivalents                                                                35,948          37,088
Restricted cash                                                                          31,186          24,229
Accounts receivable                                                                      24,586          28,656
Deferred financing costs                                                                 14,367          12,793
Goodwill, net of accumulated amortization of $2,087 and $522                            123,634         125,239
Other assets                                                                             59,064          43,546
                                                                                   ------------    ------------
Total assets                                                                       $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                              $    697,036    $    681,421
Secured tax-exempt bond financing                                                        73,560          74,010
Secured short-term financing                                                             40,900          53,099
                                                                                   ------------    ------------
Total indebtedness                                                                      811,496         808,530
                                                                                   ------------    ------------

Accounts payable, accrued and other liabilities                                          82,809          88,170
Resident security deposits and prepaid rents                                             10,023          10,213
                                                                                   ------------    ------------
Total liabilities                                                                       904,328         906,913
                                                                                   ------------    ------------

Commitments and contingencies                                                               -               -

Minority interests in other partnerships                                                 36,128          36,335
Minority interest in AIMCO Operating Partnership                                        124,952         111,962

Stockholder's equity
   Class A Common Stock, $.01 par value, 150,000,000 shares
      authorized, 41,308,545 and 40,418,789 shares issued and outstanding                   413             403
   Class B Common Stock, $.01 par value, 425,000 shares authorized,
      authorized, 162,500 shares issued and outstanding                                       2               2
   Non-voting preferred stock, $0.01 par value, 9,250,000 shares
      authorized, none issued and outstanding                                               -               -
   Class B Cumulative Convertible Preferred Stock, $.01 par value,
      750,000 shares authorized, 750,000 shares issued and outstanding                   75,000          75,000
   Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
      authorized, 2,400,000 shares issued and outstanding                                60,000          60,000
   Class D Cumulative Preferred Stock, $.01 par value, 4,600,000 shares
      authorized, 4,200,000 and 0 shares issued and outstanding                         105,000             -
   Treasury Stock                                                                        (6,001)            -
   Additional paid-in capital                                                           998,000         977,601
   Notes due on common stock purchases                                                  (41,608)        (35,095)
   Distributions in excess of earnings                                                  (33,900)        (30,928)
   Unrealized loss on investments                                                        (1,843)         (1,683)
                                                                                   ------------    ------------
   Total stockholders' equity                                                         1,155,063       1,045,300
                                                                                   ------------    ------------
Total liabilities and stockholders' equity                                         $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------


                   See accompanying notes to consolidated financial statements.

                           APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                               Consolidated Statements of Income
                         For the Three Months Ended March 31, 1998 and 1997
                              (In Thousands, Except Per Share Data)
                                            (Unaudited)



                                                                                         1998            1997
                                                                                      ---------       ---------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                                                    $  71,336       $  38,040
Property operating expenses                                                             (26,309)        (14,456)
Owned property management expense                                                        (2,132)         (1,321)
                                                                                      ---------       ---------
Income from property operations before depreciation                                      42,895          22,263
Depreciation                                                                            (13,977)         (7,455)
                                                                                      ---------       ---------
Income from property operations                                                          28,918          14,808
                                                                                      ---------       ---------

SERVICE COMPANY BUSINESS
Management fees and other income                                                          4,821           2,444
Management and other expenses                                                            (1,961)         (1,420)
Corporate overhead allocation                                                              (147)           (147)
Amortization of management company goodwill                                              (1,717)           (237)
Other assets depreciation and amortization                                                   (3)            (88)
                                                                                      ---------       ---------
Income from service company business                                                        993             552
Minority interests in service company business                                               (1)             (1)
                                                                                      ---------       ---------
Company's share of income from service company business                                     992             551
                                                                                      ---------       ---------

General and administrative expenses                                                      (1,974)           (351)
Interest expense                                                                        (15,441)         (9,452)
Interest income                                                                           6,076             507
Minority interests in other partnerships                                                   (582)           (369)
Equity in losses of unconsolidated partnerships                                            (653)           -
Equity in earnings of unconsolidated subsidiaries                                         4,068            -
                                                                                      ---------       ---------
Income from operations                                                                   21,404           5,694
Extraordinary item - early extinguishment of debt                                           -              (269)
Gain on disposition of properties                                                         2,526            -
                                                                                      ---------       ---------
Income before minority interest in AIMCO Operating Partnership                           23,930           5,425
Minority interest in AIMCO Operating Partnership                                         (2,288)           (841)
                                                                                      ---------       ---------
Net income                                                                            $  21,642        $  4,584
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Net income attributable to preferred shareholders                                     $   3,681        $  -
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Net income attributable to common shareholders                                        $  17,961        $  4,584
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Basic earnings per common share                                                       $    0.44        $   0.28
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Diluted earnings per common share                                                      $   0.43        $   0.28
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Weighted average common shares outstanding                                               41,128          16,454
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Weighted average common shares and common share
   equivalents outstanding                                                               41,310          16,586
                                                                                      ---------       ---------
                                                                                      ---------       ---------

Dividends paid per common share                                                       $  0.5625       $  0.4625
                                                                                      ---------       ---------
                                                                                      ---------       ---------



          See accompanying notes to consolidated financial statements.

                             APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                           For the Three Months Ended March 31, 1998 and 1997
                                         (In Thousands)
                                           (Unaudited)

                                                                                         1998             1997
                                                                                       --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                            $21,642         $ 4,584
                                                                                       --------         -------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       15,872           8,405
     Gain on disposition of properties                                                   (3,276)            -
     Minority interest in Operating Partnership                                           2,288             841
     Minority interests in other partnerships                                              (582)            369
     Equity in losses of unconsolidated partnerships                                      2,673             -
     Equity in earnings of unconsolidated subsidiaries                                   (4,068)            -
     (Increase) decrease from changes in operating assets:
         Restricted cash                                                                 (6,957)          5,408
         Accounts receivable                                                              4,070            (969)
         Other assets                                                                   (11,352)          9,082
     Increase (decrease) from changes in operating liabilities:
         Accounts payable, accrued and other liabilities                                (10,459)         (2,051)
         Resident security deposits and prepaid rents                                      (190)            307
                                                                                       --------         -------
            Total adjustments                                                           (11,981)         21,392
                                                                                       --------         -------
            Net cash provided by operating activities                                     9,661          25,976
                                                                                       --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of real estate                                                 11,207             -
       Purchase of real estate                                                           (6,804)           (628)
       Advances to unconsolidated real estate partnerships                              (36,092)            -
       Purchase of general and limited partnership interests                             (5,790)            -
       Additions to property held for sale                                               (1,874)            -
       Capital replacements                                                              (2,790)           (986)
       Initial capital expenditures                                                      (3,289)           (973)
       Construction in progress and capital enhancements                                 (1,743)         (2,122)
       Purchase of office equipment and leasehold improvements                             (120)           (294)
       Proceeds from sale of property held for sale                                         270             -
                                                                                       --------         -------
            Net cash used in investing activities                                       (47,025)         (5,003)
                                                                                       --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of Class A Common Stock,
             net of underwriting and offering costs                                       9,636          51,463
       Proceeds from issuance of Class D Preferred Stock,
             net of underwriting and offering costs                                     100,294             -
       Principal repayments received on notes due from Officers on
             Class A Common Stock purchases                                               5,783             -
       Repurchase of common stock                                                        (5,982)
       Repayments on secured notes payable                                              (27,830)            -
       Net borrowings (repayments) on the Company's revolving credit facilities           7,400         (33,300)
       Principal repayments on secured notes payable                                     (3,926)         (1,175)
       Principal repayments on secured tax-exempt bond financing                           (450)           (346)
       Repayments on secured short-term financing                                       (19,099)        (30,752)
       Payment of loan costs, net of proceeds from interest rate hedge                   (2,041)           (148)
       Payment of common stock dividends                                                (23,248)         (7,183)
       Payment of distributions to minority interest in Operating Partnership            (2,928)         (1,171)
       Payment of preferred stock dividends                                              (1,385)            -
                                                                                       --------         -------
            Net cash provided by (used in) financing activities                          36,224         (22,612)
                                                                                       --------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,140)         (1,639)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         37,088          13,170
                                                                                       --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $35,948         $11,531
                                                                                       --------         -------
                                                                                       --------         -------

                  See accompanying notes to consolidated financial statements.

                        APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                            Consolidated Statements of Cash Flow
                 (In Thousands Except Share and Operating Partnership Unit Data)





NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE
Secured notes payable assumed in connection with purchase of real estate                    $  46,971
Issuance of 499,506 AIMCO Operating Partnership Units ("OP Units") in connection
  with the purchase of real estate                                                             16,423
Delayed issuance of 166,503 OP Units in connection with the purchase of real
  estate.                                                                                       5,474
                                                                                            ---------
                                                                                            $  68,868
                                                                                            ---------
                                                                                            ---------


REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the three months ended March 31, 1998 and 1997, 167,445 and 543,794 OP Units with recorded values of $3,184 and $8,431, respectively, were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE
During the three months ended March 31, 1998, the Company entered into contracts to sell two apartment communities with a net book value of $27.9 million. These assets were reclassified to Property held for sale.

RECEIPT OF NOTES PAYABLE FROM OFFICERS
During the three months ended March 31, 1998, the Company received notes payable from officers for a total of $12.3 million in connection with the sale of 336,030 shares of Class A Common Stock.

           See accompanying notes to consolidated financial statements.

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                  Notes to Consolidated Financial Statements
                         March 31, 1998 (Unaudited)


NOTE 1 -   ORGANIZATION

           Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company") owns a majority of the ownership interests in AIMCO Properties, L.P. (the "AIMCO Operating Partnership") through its wholly owned subsidiaries AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an 88% interest in the Operating Partnership as of March 31, 1998. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

           At March 31, 1998, AIMCO had 41,308,545 shares of Class A Common Stock outstanding and the Operating Partnership had 5,728,938 Partnership Common Units ("OP Units") outstanding, for a combined total of 47,037,483 shares and OP Units outstanding.

           As of March 31, 1998, the Company, through its subsidiaries, owned or controlled 41,886 units in 153 apartment communities and had an equity interest in 75,109 units in 480 apartment communities. In addition, the Company managed 67,665 units in 356 apartment communities for third parties and affiliates, bringing the total owned and managed portfolio to 184,660 units in 989 apartment communities. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

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

           INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

           The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings from unconsolidated subsidiaries (see Note 5).

           INVESTMENTS IN AND NOTES RECEIVABLE FROM REAL ESTATE PARTNERSHIPS

           The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in losses from unconsolidated partnerships (see Note 6).

           EARNINGS PER SHARE

           Earnings per share for the three months ended March 31, 1997 have been restated to comply with Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (see Note 15).

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)

NOTE 2 -   BASIS OF PRESENTATION (CONTINUED)

           The accompanying unaudited consolidated financial statements of the Company as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

           The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

           Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

NOTE 3 -   REAL ESTATE

           During the three months ended March 31, 1998, the Company purchased seven apartment communities containing 2,277 apartment units, as described below:

         >

             Date                                                      Number
           Acquired       Property                 Location            of Units
           --------       --------                 --------            --------
             1/98         Crossings at Bell        Amarillo, TX          160
             2/98         Steeplechase             Tyler, TX             484
             3/98         Casa Anita               Phoenix, AZ           224
             3/98         San Marina               Phoenix, AZ           399
             3/98         Cobble Creek             Tuscon, AZ            301
             3/98         Rio Cancion              Tuscon, AZ            379
             3/98         Sundown Village          Tuscon, AZ            330
                                                                       -----
                                                                       2,277
                                                                       -----
                                                                       -----

           The aggregate consideration paid by the Company of $75.6 million consisted of $6.8 million in cash, 666,009 OP Units valued at $21.8 million and the assumption of $47.0 million of secured long-term indebtedness. The cash portions of the acquisitions were funded with borrowings under the Company's revolving credit facilities.

           In January 1998, the Company sold the Sun Valley Apartments, an apartment community containing 430 apartment units located in Salt Lake City, Utah, for $11.5 million, less selling costs of $0.3 million. The Company recognized a $3.3 million gain on the sale.

           As of March 31, 1998, the Company's management has indicated its intent to sell the Rillito Village and Village Park properties. Accordingly, the underlying assets of these properties have been reclassified from real estate to property held for sale on the consolidated balance sheet.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)


NOTE 4 -   INVESTMENT IN AMBASSADOR APARTMENTS, INC.

           In September 1997, the Company acquired 886,600 shares of common stock ("Ambassador Common Stock") of Ambassador Apartments, Inc. ("Ambassador") for $19.9 million in cash. The shares acquired represented 8.4% of the shares of Ambassador Common Stock outstanding as of the date of the purchase. Ambassador is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. As of March 31, 1998, Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party. As of March 31, 1998, the fair market value of the Ambassador stock was $18.2 million. Accordingly, the Company has recognized an unrealized loss on the Ambassador investment of $1.7 million, which is included as a component of stockholders' equity.

           On December 23, 1997, AIMCO and Ambassador entered into an
           Agreement and Plan of Merger (the "Ambassador Merger Agreement") which provides for the merger of Ambassador with and into AIMCO, with AIMCO being the surviving corporation (the "Ambassador
           Merger"). The Ambassador Merger Agreement also provides that, unless otherwise agreed, the parties will use their reasonable best efforts to effect a business combination of Ambassador Apartments, L.P., a Delaware limited partnership (the "Ambassador Operating Partnership"), and the AIMCO Operating Partnership. Subsequent to the execution of the Ambassador Merger Agreement, the AIMCO Operating Partnership and Ambassador Operating Partnership entered into an Agreement and Plan of Merger (the "OP Merger Agreement) with AIMCO MergerSub, L.P., a Delaware limited partnership and 99.9% owned subsidiary partnership of the AIMCO Operating Partnership ("MergerSub"), pursuant to which MergerSub will be merged with and into the Ambassador Operating Partnership, with the Ambassador Operating Partnership surviving (the "OP Merger).

           On May 8, 1998, holders of a majority of the outstanding shares of Ambassador Common Stock voted to approve the merger with AIMCO (see
           Note 16).


NOTE 5 -   INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

           In order to satisfy certain requirements of the Internal Revenue Service Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations (the "Unconsolidated Subsidiaries") in which the AIMCO Operating Partnership holds non-voting preferred stock that represents a 95% economic interest, and certain officers and/or directors hold, directly or indirectly, all of the voting common stock, representing a 5% economic interest. As a result of the controlling interest in the Unconsolidated Subsidiaries held by others, the Company accounts for its interest in the Unconsolidated Subsidiaries on the equity method. As of March 31, 1998, the Unconsolidated Subsidiaries included Property Asset Management Services, Inc., AIMCO/NHP Holdings, Inc. ("ANHI"), AIMCO/NHP Properties, Inc., NHP Property Management Company and NHP A&R Services, Inc.

           As of March 31, 1998, the Company's investment in the Unconsolidated Subsidiaries totaled $88.8 million, which consisted of a $50.0 million note receivable from, and $38.8 million of preferred stock of, the Unconsolidated Subsidiaries.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)


NOTE 6 - INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

           AIMCO/NHP Partners, L.P. ("ANPLP") owns general and limited partnership interests in partnerships that own conventional and affordable apartment units. ANPLP's ownership interests in these partnerships range from 1% to 100%, and the provisions of the partnership agreements give ANPLP varying degrees of control.
           The Company owns a 99% limited partnership interest in ANPLP.
           A limited liability company owned by certain officers of the Company is the 1% general partner of ANPLP. Based on the provisions of the partnership agreement for ANPLP, the Company does not possess control of the partnership. As of March 31, 1998, the Company's investment in unconsolidated partnerships, including ANPLP, totaled $245.7 million.

           The following table provides selected combined financial information for both the Company's unconsolidated subsidiaries and unconsolidated real estate partnerships as of and for the three months ended March 31, 1998 (in thousands):

                   Real estate, net of accumulated depreciation        $2,127,306
                   Management contracts                                    50,514
                   Goodwill                                                44,799
                   Other Assets                                           480,416
                   Total assets                                         2,705,305
                   Secured notes payable                                2,855,886
                   Accounts payable and accrued liabilities               678,770
                   Stockholders' and partners' equity                    (829,351)
                   Total liabilities and stockholders' equity           2,705,305

                   Rental and other property revenues                    $186,765
                   Property operating expenses                           (107,774)
                   Depreciation expense                                   (24,955)
                   Service company revenues                                20,779
                   Service company expenses                               (12,335)
                   Interest expense, net                                  (52,737)
                   Net income                                               7,873


NOTE 7 -  SECURED NOTES PAYABLE

          During the three months ended March 31, 1998, the Company assumed $47.0 million in notes payable secured by first trust deeds in connection with the purchase of seven apartment communities (see Note
          3).

          The following table summarizes the Company's secured notes payable as of March 31, 1998 and December 31, 1997, all of which are non-recourse to the Company (in thousands):


                                                            March 31, 1998      December 31, 1997
                                                            --------------      -----------------
                   Fixed rate, fully-amortizing notes           $604,882            $561,056
                   Fixed rate, non-amortizing notes               78,274             106,424
                   Floating rate, non-amortizing notes            13,880              13,941
                                                              ----------            ---------
                          Total                                 $697,036            $681,421
                                                              ----------            ---------
                                                              ----------           ----------

                    APARTMENT INVESTMENT AND MANAGEMENT COMPANY
               Notes to Consolidated Financial Statements (continued)


NOTE 8 -  SECURED TAX-EXEMPT BOND FINANCING

          The following table summarizes the Company's secured tax-exempt bond financing at March 31, 1998 and December 31, 1997 (in thousands):


                                                      March 31, 1998  December 31, 1997
                                                      --------------  -----------------
          7.0% fully-amortizing bonds due July 2016      $46,191        $46,498
          6.9% fully-amortizing bonds due July 2016        9,465          9,529
          4.2% interest only bonds due July 2016           5,917          5,958
          6.0% interest only bonds due September 1998      5,287          5,325
          5.4% interest only bonds due December 2002       6,700          6,700
                                                         -------        -------
                Total                                    $73,560        $74,010
                                                         -------        -------
                                                         -------        -------

NOTE 9 -  SECURED SHORT-TERM FINANCING

          The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to fund real estate investments, including variable rate revolving credit facilities, as well as various fixed and floating rate term loans.

          In January 1998, the Company replaced its previous revolving credit facility with a new $50 million unsecured revolving credit facility with Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A. (the "BOA Credit Facility"). The AIMCO Operating Partnership is the borrower under the BOA Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. The interest rate under the BOA Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and 1.0% in the case of LIBOR-based loans, and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The BOA Credit Facility expires on January 26, 2000 unless extended for successive
          one-year periods, at the discretion of the lenders.    The BOA
          Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The Company had outstanding borrowings under the BOA Credit Facility of $4.0 million as of March 31, 1998.

          On May 8, 1998, the Company increased its borrowing capacity under the BOA Credit Facility to $125.0 million for a six-month period (see Note 16).

          In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the AIMCO Operating Partnership (the "Owners"), as guarantors, entered into a five year $50 million secured credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a base loan facility. At the AIMCO Operating Partnership's request, the commitment amount may be increased to an amount not to exceed $250 million, subject to the consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. The interest rate on each

             APARTMENT INVESTMENT AND MANAGEMENT COMPANY
        Notes to Consolidated Financial Statements (continued)


NOTE 9 -  SECURED SHORT-TERM FINANCING (CONTINUED)

          advance is determined by investor bids for FNMA mortgage-backed securities, plus a margin presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance, as selected by the AIMCO Operating Partnership. Advances under the base facility mature at a date, selected by the AIMCO Operating Partnership, between ten and twenty years from the date of the advance. The Company had outstanding borrowings under the WMF Credit Facility of $36.9 million as of March 31, 1998.


NOTE 10 - INTEREST RATE LOCK AGREEMENTS

          In September 1997, the Company entered into an interest rate lock agreement with a major investment banking company, having a notional principal amount of $75.0 million, in anticipation of refinancing certain floating rate indebtedness. The interest rate lock agreement fixed the ten-year treasury rate at 6.294%. An unrealized loss of approximately $3.5 million relating to the hedge has been deferred as of March 31, 1998. On April 30, 1998, the Company refinanced certain mortgage indebtedness relating to four real estate partnerships. As a result of the refinancing, the Company reduced the notional value of the interest rate lock agreement to $44.9 million, and realized losses of approximately $1.4 million, which were deferred and will be amortized over the life of the refinanced debt. The remaining amount of the interest rate lock agreement has been split into separate agreements with notional amounts equal to $6.9 million and $38.0 million, which fix the ten-year treasury rates at 6.319% and 6.337%, and mature on May 15, 1998 and May 29, 1998, respectively.


NOTE 11 - COMMITMENTS

          On March 17, 1998, AIMCO, the AIMCO Operating Partnership and Insignia Financial Group, Inc. ("Insignia") and its subsidiary, Insignia/ESG, Inc. entered into a definitive merger agreement (the "Insignia Merger Agreement"), pursuant to which Insignia will be merged (the "Insignia Merger") with and into AIMCO, with AIMCO being the surviving corporation. Upon the completion of the merger, the Company will assume property management of approximately 192,000 apartment units, consisting of 115,000 units owned by partnerships which will be controlled by AIMCO and 77,000 units owned by third parties. In addition, the Company will acquire an approximate 61% ownership interest in Insignia Properties Trust ("IPT"), which owns a 32% weighted average general and limited partnership interest in
          approximately 51,000 apartment units.   The total consideration to be
          paid in the merger of approximately $810.0 million consists of approximately $303.0 million of AIMCO preferred stock, the assumption of approximately $307.0 million of mortgage indebtedness, the assumption of approximately $150.0 million of indebtedness represented by preferred convertible securities of an Insignia subsidiary, and the payment of a $50.0 million special dividend to Insignia shareholders. The Company has agreed to offer to acquire the outstanding shares of beneficial interest in IPT not held by Insignia at a price of at least $13.25 per IPT share, or approximately $100.0 million.

          Consummation of the Insignia Merger is subject to the affirmative vote of the holders of two-thirds of the outstanding shares of Insignia common stock, the approval of all appropriate governmental and regulatory authorities and other customary conditions. The Insignia Merger is expected to be consummated during the third quarter of 1998.

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY
         Notes to Consolidated Financial Statements (continued)


NOTE 12 - MINORITY INTERESTS IN OTHER PARTNERSHIPS

          Interests held by limited partners (other than the Company) in real estate partnerships controlled by the Company are reflected as Minority Interests in Other Partnerships. Net income is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

NOTE 13 - MINORITY INTEREST IN OPERATING PARTNERSHIP

          The AIMCO Operating Partnership's income for each period is allocated between the Company and the outside limited partners, whose interests are represented by OP Units, based on their respective weighted-average ownership percentage in the Operating Partnership for the period. The Company records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock immediately prior to the date of execution of the purchase contract. The holders of the OP Units receive distributions, pro-rated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1998, the weighted-average ownership interest in the AIMCO Operating Partnership held by the OP Unit holders was 11.4%. At March 31, 1998, the ownership interest of the OP Unit holders was 12.2%.

          After holding the OP Units for one year, the limited partners have the right to redeem their OP Units for cash. Notwithstanding that right, AIMCO may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash.

          In January 1998, the AIMCO Operating Partnership agreed to sell 15,000 Class I High Performance Partnership Units (the "High Performance Units") to 12 members of the Company's senior management and 3 of its independent directors for $2.1 million in cash. The
          High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average by at least 15%. At the conclusion of the three year period, if the Company's total return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the products of (a) 15% of the amount by which the Company's cumulative total return over the three year period exceeds the greater of 115% of a peer group index or 30%, multiplied by (b) the weighted average market value of the Company's outstanding common stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock.

NOTE 14 - STOCKHOLDERS' EQUITY

          On February 19, 1998, AIMCO issued 4,200,000 shares of 8 3/4% Class D Cumulative Preferred Stock, par value $0.01 per share ("Class D Preferred Stock") in a public offering. Holders of the Class D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.1875 per share. The Class D Preferred Stock is senior to the Class A Common Stock, and ranks on a parity with the Class B Preferred Stock and Class C Preferred Stock as to dividends and upon liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class D Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accrued and unpaid dividends. The net proceeds of $100.3 million were used to repay indebtedness under the BOA Credit Agreement.

               APARTMENT INVESTMENT AND MANAGEMENT COMPANY
        Notes to Consolidated Financial Statements (continued)


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

          During the three months ended March 31, 1998, the Company sold 336,030 shares of Class A Common Stock to certain members of the Company's management, at an average price of $36.61 per share. In payment for the stock, such members of management executed notes payable to AIMCO totaling $12.3 million, which bear interest at a fixed rate of 7.0% per annum, payable quarterly, and are due in ten years. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed.

          In March 1998, the Company repurchased 163,600 shares of Class A Common Stock on the open market for $6.0 million, or an average price of $36.55 per share.


NOTE 15 - EARNINGS PER SHARE

          The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 (in thousands, except per share data):


                                                                                   1998       1997
                                                                                 -------     -------
          NUMERATOR:
          Net income                                                             $21,642      $4,584
          Preferred stock dividends                                               (3,681)          -
                                                                                 -------     -------
          Numerator for basic and diluted earnings per share - income
          attributable to common shareholders                                    $17,961      $4,584
                                                                                 -------     -------
                                                                                 -------     -------

          DENOMINATOR:
          Denominator for basic earnings per share - weighted average
          number of shares of common stock outstanding                            41,128      16,454
          Effect of dilutive securities                                              182         132
                                                                                 -------     -------
          Denominator for dilutive earnings per share                             41,310      16,586
                                                                                 -------     -------
                                                                                 -------     -------
          BASIC EARNINGS PER COMMON SHARE:
             Operations                                                            $0.38       $0.30
             Gain on disposition of properties                                      0.06           -
             Extraordinary item                                                        -       (0.02)
                                                                                 -------     -------
             Total                                                                 $0.44       $0.28
                                                                                 -------     -------
                                                                                 -------     -------
          DILUTED EARNINGS PER COMMON SHARE:
             Operations                                                            $0.37       $0.30
             Gain on disposition of properties                                      0.06           -
             Extraordinary item                                                        -       (0.02)
                                                                                 -------     -------
             Total                                                                 $0.43       $0.28
                                                                                 -------     -------
                                                                                 -------     -------


NOTE 16 - SUBSEQUENT EVENTS

          ARBOR STATION ACQUISITION

          On April 15, 1998, the Company purchased Arbor Station, a 264-unit apartment community located in Montgomery, Alabama. Total consideration paid of $11.4 million was comprised of $9.9 million in cash, and 38,237 OP units valued at $1.5 million.

                APARTMENT INVESTMENT AND MANAGEMENT COMPANY
          Notes to Consolidated Financial Statements (continued)


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

          DIVIDEND DECLARED

          On April 16, 1998, the AIMCO Board of Directors declared a cash dividend of $0.5625 per share of AIMCO Class A Common Stock for the quarter ended March 31, 1998, payable on May 14, 1998 to stockholders of record on May 7, 1998.

          HEATHER RIDGE ACQUISITION

          On April 30, 1998, the Company purchased Heather Ridge II, a 72-unit apartment community located in Arlington, Texas. Total consideration paid of $2.0 million was comprised of $0.8 million in cash and the assumption of $1.2 million in mortgage indebtedness.

          INCREASE IN UNSECURED REVOLVING CREDIT FACILITY

          On May 8, 1998, the Company increased its borrowing capacity under the BOA Credit Facility to $125.0 million for a six-month period. At the conclusion of the six-month period, the maximum borrowing capacity returns to its original $50.0 million. The interest rate to be applied to the incremental borrowings is based on either LIBOR plus a margin of 0.9% or the aforementioned Bank of America reference rate. The additional borrowing capacity will be used to facilitate the closing of the Ambassador and Insignia mergers.

          AMBASSADOR MERGER

          On May 8, 1998, holders of a majority of the outstanding shares of Ambassador Common Stock voted to approve the merger with AIMCO. The Ambassador Merger was completed the same day. Pursuant to the Ambassador Merger Agreement, all outstanding shares of Ambassador Common Stock were converted into AIMCO Class A Common Stock, at a conversion ratio of 0.553, resulting in the issuance of up to 6,578,833 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador Common Stock were converted into options to purchase AIMCO Class A Common Stock, at the same conversion ratio, or cash. Contemporaneously with the consummation of the Ambassador Merger, the OP Merger was consummated, each outstanding unit of limited partnership interest in the Ambassador Operating Partnership was converted into the right to receive 0.553 AIMCO OP Units, and as a result. the Ambassador Operating Partnership became a 99.9% owned subsidiary partnership of the AIMCO Operating Partnership.

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of March 31, 1998, the Company owned or managed 184,660 apartment units, comprised of 41,886 units in 153 apartment communities owned or controlled by the Company (the "Owned Properties"), 75,109 units in 480 apartment communities in which the Company has an equity interest (the "Equity Properties") and 67,665 units in 356 apartment communities which the company manages for third parties and affiliates (the "Managed Properties" and together with the Owned
Properties and Equity Properties, the "AIMCO Properties"). The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

NET INCOME

The Company recognized net income of $21.6 million for the three months ended March 31, 1998, compared to $4.6 million for the three months ended March 31, 1997. The increase in net income of $17.0 million, or 370.6% was primarily the result of the significant increase in the number of owned properties and investments in unconsolidated subsidiaries and real estate partnerships during 1997 (the "1997 Acquisitions"), including the acquisition of NHP properties, and the purchase of seven properties in the first quarter of 1998 (the "1998 Acquisitions"). The increase in net income is partially offset by the sale of five properties in 1997 (the "1997 Sold Properties") and one property in 1998 (the "1998 Sold Property"), increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $71.3 million for the three months ended March 31, 1998, compared to $38.0 million for the three months ended March 31, 1997, an increase of $33.3 million, or 87.6%. Rental and other property revenues consisted of the following (in thousands):

                                             Three months ended     Three months ended
                                                March 31, 1998         March 31, 1997
                                             ------------------     ------------------
"Same store" properties                          $45,473               $34,117
1997 Acquisitions                                 22,023                     -
1998 Acquisitions                                    326                     -
1997 Sold Properties                                   -                 1,201
1998 Sold Property                                    99                   520
Properties in lease-up after the completion
of an expansion or renovation                      3,415                 2.202
                                               -----------          ------------
Total                                            $71,336               $38,040
                                               -----------          ------------
                                               -----------         -------------

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $26.3 million for the three months ended March 31, 1998, compared to $14.5 million for the three months ended March 31, 1997, an increase of $11.8 million or 81.4%. Operating expenses consisted of the following (in thousands):

                                             Three months ended     Three months ended
                                                March 31, 1998         March 31, 1997
                                             ------------------     ------------------

"Same store" properties                            $16,612               $13,090
1997 Acquisitions                                    8,439                     -
1998 Acquisitions                                      164                     -
1997 Sold Properties                                     -                   535
1998 Sold Property                                     111                   187
Properties in lease-up after the completion
of an expansion or renovation                          983                   644
                                                  --------               ---------
Total                                              $26,309               $14,456
                                                  --------               ---------
                                                  --------               ---------


Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $2.1 million for the three months ended March 31, 1998, compared to $1.3 million for the three months ended March 31, 1997, an increase of $0.8 million, or 61.5%. The increase resulted from the acquisition of properties in 1997 and 1998.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1.0 million for the three months ended March 31, 1998, compared to $0.6 million for the three months ended March 31, 1997. The increase in income of $0.4 million was due to increased revenues from the acquisition of partnership interests, which provide for certain partnership and administrative fees, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997. The increase in revenues was offset by the loss of commercial asset management revenues as a result of the scheduled termination of asset management contracts at March 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0.4 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998, a 400.0% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP in December 1997.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $15.4 million for the three months ended March 31, 1998, compared to $9.5 million for the three months ended March 31, 1997, an increase of $5.9 million, or 62.1%. The increase consists of the following (in thousands):


         Interest expense on secured short-term and long-term
           indebtedness incurred in connection with the 1997
           Acquisitions                                            $5,945

         Interest expense on secured and unsecured short-term
           and long-term indebtedness incurred in connection
           with the 1998 Acquisitions                                  86

         Decrease in interest expense on the Company's other
           indebtedness due to principal amortization                 (42)
                                                                   ------
         Total increase                                            $5,989
                                                                   ------
                                                                   ------


INTEREST INCOME

Interest income totaled $6.1 million for the three months ended March 31, 1998, compared to $0.5 million for the three months ended March 31, 1997. The increase of $5.6 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $35.9 million in cash and cash equivalents. In addition, the Company had $31.2 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the Operating Partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

In January 1998, the Company replaced its previous $100 million revolving credit facility with a new $50 million unsecured credit facility with Bank of America and BankBoston, N.A. (the "BOA Credit Facility"). The AIMCO
Operating Partnership is the borrower under the BOA Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. The interest rate under the BOA Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and 1.0% in the case of LIBOR-based loans, and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The BOA Credit Facility expires on January 26, 2000 unless extended for successive one-year periods, at the discretion of the lenders. The BOA Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with
financial and other covenants thereunder.   The Company had outstanding
borrowings under the BOA Credit Facility of $4.0 million as of March 31, 1998.

On May 8, 1998, the Company increased its borrowing capacity under the BOA Credit Facility to $125.0 million for a six-month period. At the conclusion of the six-month period, the maximum borrowing capacity returns to its original $50.0 million. The interest rate to be applied to the incremental borrowings is based on either LIBOR plus a margin of 0.9% or the aforementioned Bank of America reference rate.

In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the AIMCO Operating Partnership (the "Owners"), as guarantors, entered into a five year $50 million secured credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a base loan facility. The WMF Credit Facility provides that all the rights of Washington Mortgage are assigned to the Federal National Mortgage Association ("FNMA"), but FNMA does not assume Washington Mortgage's obligations under the WMF Credit Facility. At the AIMCO Operating Partnership's request, the commitment amount may be increased to an amount not to exceed $250 million, subject to the consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. Advances to the AIMCO Operating Partnership under the WMF Credit Facility are funded with the proceeds of the sale to investors of FNMA mortgage-backed securities that are secured by the advance and an interest in the collateral. The interest rate on each advance is determined by investor bids for such mortgage-backed securities, plus a margin presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance, as selected by the AIMCO Operating Partnership. Advances under the base facility mature at a date, selected by the AIMCO Operating Partnership, between ten and twenty years from the date of the advance. Subject to certain conditions, the AIMCO Operating Partnership has the right to add or substitute collateral. The
WMF Credit Facility requires the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and interest coverage ratio of at least 2.25 to 1.0, and a debt service coverage ratio of at least 2.0 to 1.0, imposes minimum net worth requirements and also provides other financial covenants and interest coverage ratio requirements that are specifically related to the collateral. The Company had outstanding borrowings under the WMF Credit Facility of $36.9 million as of March 31, 1998.

In September 1997, the Company entered into an interest rate lock agreement with a major investment banking company, having a notional principal amount of $75.0 million, in anticipation of refinancing certain floating rate indebtedness. The interest rate lock agreement fixed the ten-year treasury rate at 6.294%. An unrealized loss of approximately $3.5 million relating to
the hedge has been deferred as of March 31, 1998.   On April 30, 1998, the
Company refinanced certain mortgage indebtedness relating to four real estate partnerships. As a result of the refinancing, the Company reduced the notional value of the interest rate lock agreement by $30.1 million, and realized losses of approximately $1.4 million, which were deferred and will be amortized over the life of the refinanced debt. The remaining interest rate lock agreement of $44.9 million was split into separate agreements with notional amounts of $6.9 million and $38.0 million, which fix the ten-year treasury rates at 6.319% and 6.337%, and mature on May 15, 1998 and May 29, 1998, respectively.

From time to time, the Company has offered to acquire and, in the future, may offer to acquire the unaffiliated limited partnership interests in certain limited partnerships whose general partnership interests were acquired by the Company, including certain partnerships acquired in 1996 and certain partnerships in which the NHP Real Estate Companies own interests. Any such acquisitions will require funds to pay the purchase price for such interests. Cash payments made in connection with such acquisitions totaled $5.8 million for the three months ended March 31, 1998.

The Company expects to meet its short-term liquidity requirements as well as property acquisitions, refinancings of short-term debt, and tender offers, with long-term, fixed rate, fully amortizing debt, secured or unsecured indebtedness, the issuance of debt securities, OP Units or equity securities and cash generated from operations. In April 1997, the Company filed a shelf registration statement with the SEC that registered $1.0 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997. Since that time, the Company has issued common and preferred stock and received net proceeds of $580.6 million.

As of March 31, 1998, 94% of the Company's Owned Properties and 56% of its total assets were encumbered by debt, and the Company had total outstanding indebtedness of $811.5 million, all of which was secured by Owned Properties and other assets. The Company's indebtedness is comprised of $696.5 million of secured long-term financing, $37.4 million in secured short-term financing, $73.6 million of secured tax-exempt bonds and $4.0 million outstanding under its unsecured revolving credit facility As of March 31, 1998, approximately 7% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation has made 89 loans (the "GMAC Loans"), with an aggregate outstanding principal balance of $386.9 million as of March 31, 1998 to property owning partnerships of the Company, each of which is secured by the underlying Owned Property of such partnership. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. At March 31, 1998 the weighted average interest rate on the Company's consolidated indebtedness was 8.0% with a weighted average maturity of 9.0 years.

CAPITAL EXPENDITURES

For the three months ended March 31, 1998, the Company spent $2.8 million for capital replacements and $3.3 million for initial capital expenditures. In addition, the Company spent an aggregate of $1.7 million for capital enhancements and the renovation of four properties owned by the Company. These expenditures were funded by working capital reserves, borrowings under the previous and new credit facilities and net cash provided by operating activities. The Company budgets $300 per apartment unit per annum for capital replacements, or $2.9 million for the three months ended March 31, 1998. The Company has $2.4 million of budgeted but unspent amounts remaining from prior periods that can be used for future capital replacements. The Company expects to incur initial capital expenditures and capital enhancements (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $50.0 million during the balance of the year ended December 31, 1998. Initial capital expenditures and capital enhancements will be funded with cash from operating activities and borrowings under the Company's revolving credit facilities.

FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the AIMCO Operating Partnership, plus amortization of management company goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

For the three months ended March 31, 1998 and 1997, FFO was as follows (amounts in thousands):


                                                                1998           1997
                                                               -------        -------
OPERATING ACTIVITIES
Income before minority interest in Operating Partnership       $23,930         $5,425
Extraordinary item                                                -               269
Gain loss on disposition of properties                          (2,526)             -
  Real estate depreciation, net of minority interests in
    other partnerships                                          12,779          6,581
Amortization of goodwill                                         2,389            237
Equity in earnings of other partnerships:
    Real estate depreciation                                     2,301              -
Equity in earnings of unconsolidated subsidiaries:
    Real estate depreciation                                       890              -
    Deferred income taxes                                          309              -
    Amortization of recoverable amount of management
     contracts                                                   1,379              -
Class C Preferred Stock dividend                                (1,332)             -
Class D Preferred Stock dividend                                (1,032)             -
                                                               -------        -------
Funds From Operations (FFO)                                    $39,087        $12,512
                                                               -------        -------
                                                               -------        -------
Weighted average common shares, common share
  equivalents, preferred stock convertible into common
  stock and OP Units outstanding                                49,069         19,626
                                                               -------        -------
                                                               -------        -------

For the three months ended March 31, 1998 and 1997, net cash flows were as follows (amounts in thousands):


                                                                1998           1997
                                                               -------        -------
Cash provided by operating activities                          $ 9,661        $25,976
Cash flow used in investing activities                         (47,025)        (5,003)
Cash flow provided by (used in) financing activities            36,224        (22,612)



CONTINGENCIES

HUD ENFORCEMENT AND LIMITED DENIALS OF PARTICIPATION

A significant number of affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. In March 1997, HUD announced its intention to step up enforcement against property owners and managers who violate their agreements with HUD, and, in July 1997, HUD announced the creation of a new department-wide enforcement division. Three HUD field offices recently issued three LDPs to NHP Incorporated, a company acquired by AIMCO in December 1997 ("NHP"), as a result of physical inspections and mortgage defaults at four properties owned by NHP-related companies (two of which properties are managed by NHP). One LDP was subsequently withdrawn and another was terminated in December 1997 after a reinspection of the property. The one remaining LDP, unless lifted, suspends NHP's ability to manage or acquire additional HUD-assisted properties in eastern Missouri until June 24, 1998. The Company has proposed a settlement agreement with HUD which includes aggregate payments to HUD of approximately $485,000 and withdrawal of the LDP as of its date of issuance. Because an LDP is prospective, existing HUD agreements are not affected, so an LDP is not expected to result in the loss of management service revenue from or to otherwise affect properties that the Company currently manages in the subject regions. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.

HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving management of HUD-assisted properties. In this regard, since July 1988, 29 HUD-assisted properties owned or managed by the NHP or NHP-related companies have defaulted on non-recourse HUD-insured mortgage loans. Eight of these 29 properties are also currently managed by the Company. An additional six properties owned or managed by NHP have received unsatisfactory performance ratings. As a result of the defaults and unsatisfactory ratings, the national HUD office must review any application by the Company to act as property manager for additional HUD-assisted properties. The national HUD office has consistently approved NHP's applications to manage new properties, and the Company received HUD clearance to acquire its interests in NHP and the NHP-related companies. The Company believes that it enjoys a good working relationship with HUD and that the national office will continue to apply the clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

In October 1997, NHP received a subpoena from the Inspector General of HUD (the "Inspector General") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of the Company's acquisitions of property management rights for HUD projects, may be responsive to the subpoena. The Company is in the process of complying with the subpoena and has provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for the Company and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against the Company. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on the Company's results of operations.

ENVIRONMENTAL

Under Federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate and clean up a release of hazardous substances at such property, and may, under such laws and common law, be held liable for property damage and other costs incurred by third parties in connection with such releases. The liability under certain of these laws has been interpreted to be joint and several unless the harm is divisible or there is a reasonable basis for allocation of responsibility. The failure to remediate the property properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with its ownership, operation or management of the AIMCO Properties, the Company could be potentially liable for environmental liabilities or costs associated with its properties or properties it may in the future acquire or manage.

Certain Federal, state and local laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when those materials are in poor condition or in the event of building remodeling, renovation or demolition; impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws also impose liability for a release of ACMs and my enable third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation or management of properties, the Company could be potentially liable for those costs. There are ACMs at certain of the Owned Properties, and there may be ACMs at certain of the other AIMCO Properties. The Company has developed and implemented operations and maintenance programs, as appropriate, that establish operating procedures with respect to the ACMs at most of the Owned Properties, and intends to develop and implement, as appropriate, such programs at AIMCO Properties that do not have such programs.

Certain of the Company's Owned Properties, and some of the other AIMCO Properties, are located on or near properties that contain or have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the AIMCO Properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto AIMCO's property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin (the "City"), the former landfill operator, has assumed responsibility for conducting all investigation and remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission ("TNRCC") has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, a proposed contingency plan of passive methane gas venting may be implemented by the City. The City has also conducted testing at Montecito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation; however, the Company has relocated some of its tenants and has installed a venting system according to the TNRCC's specifications under the buildings slabs, in connection with the present raising of four of its buildings in order to install stabilizing piers thereunder, at a total cost of approximately $550,000, which is primarily the cost for the restabilization. The restabilization was substantially completed as of January 1998. The City will be responsible for monitoring the conditions of Montecito.

All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants prior to acquisition. The audits did not reveal, nor is the Company aware of, any environmental liability relating to such properties that would have a material adverse effect on the Company's business, assets or results of operations. However, such audits involve a number of judgements and it is possible that such audits did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, the Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations relating to the Managed Properties, for which audits are not available, there can be no assurance that material environmental liabilities of which the Company is unaware do not exist at such properties.

In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protections Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. A settlement in principle between NHP and the EPA has been reached whereby NHP agreed to pay a fine of $99,900, permit the EPA to audit the maintenance records and technical staffing at 40 NHP properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in 1998.

LEGISLATIVE ACTION REGARDING PROPOSED HUD REORGANIZATION AND RESTRUCTURING OF HUD PROGRAMS

The Company owns and/or manages approximately 44,000 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. On October 27, 1997, the President of the United States signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP Contracts of certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies, and lowering required debt service payments as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties serving families not located in the rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing the 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Company does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the provisions will not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that other changes in Federal housing subsidy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.

INFLATION

Substantially all of the leases at the Company's apartment properties are for a period of six months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

LITIGATION

See "PART II. OTHER INFORMATION - Item 1. Legal Proceedings," elsewhere in this report for a discussion of certain legal proceedings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In November 1996, the Company acquired (the "English Acquisition") certain partnerships interests, real estate and related assets owned by J.W. English, a Houston, Texas-based real estate syndicator and developer, and certain affiliated entities (collectively, the "J.W. English Companies"). In the English Acquisition, the Company purchased all of the general and limited partnership interests in 22 limited partnerships which act as the general partner to 31 limited partnerships (the "English Partnerships") that own 22 mulitfamily apartment properties and other assets and interests related to the J.W. English Companies and assumed management of the properties owned by the English Partnerships. The Company made separate tender offers (the "English Tender Offers") to the limited partners of 25 of the English Partnerships (the "Tender Offer English Partnerships").

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

          On August 4, 1997, the Company filed demurrers to both complaints in the California Actions. At a hearing on the demurrers on January 9, 1998, the court granted the Company's demurrers to each of the three causes of action against it in the two complaints, with leave to amend. On February 25, 1998, the plaintiffs filed a consolidated amended class and derivative complaint for damages (the
          "Consolidated Amended Complaint"). The Consolidated Amended Complaint has added as defendants the general partners of the English Partnerships and dropped certain defendants, including AIMCO/ PAM Properties, L.P. The Consolidated Amended Complaint seeks compensatory and punitive damages and alleges six causes of action for breach of fiduciary duty (two separate causes of action), for an accounting, breach of the implied covenant of good faith and fair dealing, and for inducing breach of contract. Plaintiffs have also added allegations of alleged wrongful conduct in connection with the Company's second group of tender offers commenced in late 1997. On March 27, 1998, the Company filed demurrers on behalf of the AIMCO defendants. On May 22, 1998, the Court will hold a hearing on the Company's demurrers.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          In February 1998, AIMCO issued 4,200,000 shares of Class D 83/4% Cumulative Preferred Stock ("Class D Preferred Stock"), par value $0.01 per share, in a public offering. The Class D Preferred Stock ranks prior to AIMCO Class A Common Stock, and ranks on a parity with the outstanding shares of AIMCO Class B Preferred Stock and AIMCO Class C Preferred Stock with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. The Class D Preferred Stock has an aggregate liquidation value of $105.0 million. Holders of the Class D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to 83/4% of the $25 liquidation preference, or $0.546875 per share per quarter.

          Holders of the Class D Preferred Stock, voting as a class with the holders of all AIMCO capital stock that ranks on a parity with the Class D Preferred Stock with respect to the payment of dividends or upon liquidation, dissolution, winding up or otherwise ("Parity Stock"), will be entitled to elect two directors of AIMCO if six quarterly dividends (whether or not consecutive) on the Class D Preferred Stock or any Parity Stock are in arrears. In addition, the affirmative vote of the holders of 66-2/3% of the outstanding shares of Class D Preferred Stock will be required to amend AIMCO's Charter in any manner that would adversely affect the rights of the holders of Class D Preferred Stock, and to approve the issuance of any capital stock that ranks senior to the Class D Preferred Stock

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS. The following exhibits are filed with this report(1):


Exhibit
Number         Description
--------       ------------
 2.1           Amended and Restated Agreement and Plan of Merger, dated as of
               March 17, 1998, by and among Apartment Investment and Management
               Company, AIMCO Properties, L.P., Insignia Financial Group,
               Inc., and Insignia/ESG Holdings, Inc. (incorporated by
               reference to the Company's Current Feport on Form 8-K, dated
               March 17, 1998)

 3.1           Charter (Exhibit 3.1 to the Company's Annual Report on
               Form 10-K/A for the period ended December 31, 1997, is incorporated herein by this reference)

 3.2 Bylaws (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)



10.1           Credit Agreement (Unsecured Revolver-to-Term Facility), dated
               January 26, 1998, by and among Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A.

10.2           Payment Guaranty dated as of January 26, 1998, by Apartment
               Investment and Management Company, AIMCO-GP, Inc., AIMCO-LP,
               Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO
               Somerset, Inc., AIMCO Properties Finance Corp., and AIMCO/OTC
               QRS, Inc. in favor of Bank of America

10.3           Payment Guaranty, dated as of January 26, 1998, by Property
               Asset Management Services, L.P., NHP Management Company,
               Property Asset Management Services-California, L.L.C. in favor of Bank of America

10.4 First Amendment to Credit Agreement, dated as of May 8, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America

10.5           Payment Guaranty, dated as of May 8, 1998, by Ambassador II,
               L.P. in favor of Bank of America

10.6 Master Credit Facility Agreement, dated as of February 4, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bluffs, L.L.C., AIMCO
               Chesapeake, L.P., AIMCO Elm Creek, L.P., AIMCO Lakehaven,
               L.P., AIMCO Los Arboles, L.P., and Washington Mortgage
               Financial Group, Ltd

10.7           Guaranty, dated as of February 4, 1998, by Apartment
               Investment and Management Company, for the benefit of Washington Mortgage Financial Group, Ltd

10.8           Third Amendment to the Second Amended and Restated Agreement of
               Limited Partnership of AIMCO Properties, L.P., dated as of
               February 19, 1998, by AIMCO-GP, Inc. (Exhibit 10.36 to the
               Company's Annual Report on Form 10-K/A for the period ended
               December 31, 1997, is incorporated herein by this reference)

10.9           Fourth Amendment to the Second Amended and Restated Agreement of
               Limited Partnership of AIMCO Properties, L.P., dated as of March
               25, 1998, by AIMCO-GP, Inc.

10.10          Contribution Agreement, dated January 31, 1998, by and between
               Apartment Investment and Management Company and Terry Considine and Peter K. Kompaniez (Exhibit 2.1 to the Company's Current
               Report on Form 8-K dated February 3, 1998, and is incorporated herein by this reference)

10.11          Indemnification Agreement, dated March 17, 1998, by and between
               Apartment Investment and Management Company and Insignia/ESG,
               Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 17, 1998)

10.12          Amendment No. 1 to the Apartment Investment and Management
               Company 1997 Stock Award and Incentive Plan

10.13          Apartment Investment Management Company 1998 Incentive
               Compensenation Plan

27.1           Financial Data Schedule


------------
     (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.

(b) REPORTS ON FORM 8-K. During the quarter for which this report is filed, the Company filed the following Reports on Form 8-K:

               Current Report on Form 8-K, dated January 31, 1998, relating to Apartment Investment and Management Company's entering into a Contribution Agreement with the stockholders of CK Services, Inc.

               Current Report on Form 8-K, dated March 17, 1998, and Amendment No. 1 thereto filed April 8, 1998, relating to the proposed merger of Insignia Financial Group, Inc. with and into Apartment Investment and Management Company

               During the quarter for which this report is filed, the Company filed Amendment No. 1 to its Current Report on Form 8-K, dated December 31, 1997, filed February 6, 1998, relating to the proposed merger of Ambassador Apartments, Inc. with and into Apartment Investment and Management Company

                    APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 APARTMENT INVESTMENT AND
                                 MANAGEMENT COMPANY



Date:   May 15, 1998             /s/ Troy D. Butts
                                 ---------------------------
                                 Troy D. Butts
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (duly authorized officer and principal
                                 financial officer)