Form 10-Q/A
period 1998-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-06-23
CIK 922864

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



                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                        Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997
                     (In Thousands, Except Share Data)

                                                                                    March 31,      December 31,
                                                                                      1998            1997
                                                                                   ------------    ------------
                                                                                   (unaudited)
ASSETS
Real Estate, net of accumulated depreciation of $215,724 and $153,285              $  1,537,646    $  1,503,922
Property held for sale                                                                   35,824           6,284
Investments held for sale                                                                23,759          22,144
Investments in and notes receivable from unconsolidated subsidiaries                     88,775          84,459
Investments in and notes receivable from unconsolidated real estate partnerships        245,682         212,150
Cash and cash equivalents                                                                35,948          37,088
Restricted cash                                                                          31,186          24,229
Accounts receivable                                                                      24,586          28,656
Deferred financing costs                                                                 14,367          12,793
Goodwill, net of accumulated amortization of $2,087 and $522                            123,634         125,239
Other assets                                                                             59,064          43,546
                                                                                   ------------    ------------
Total assets                                                                       $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                              $    697,036    $    681,421
Secured tax-exempt bond financing                                                        73,560          74,010
Secured short-term financing                                                             40,900          53,099
                                                                                   ------------    ------------
Total indebtedness                                                                      811,496         808,530
                                                                                   ------------    ------------

Accounts payable, accrued and other liabilities                                          82,809          88,170
Resident security deposits and prepaid rents                                             10,023          10,213
                                                                                   ------------    ------------
Total liabilities                                                                       904,328         906,913
                                                                                   ------------    ------------

Commitments and contingencies                                                               -               -

Minority interests in other partnerships                                                 36,128          36,335
Minority interest in AIMCO Operating Partnership                                        124,952         111,962

Stockholder's equity
   Class A Common Stock, $.01 par value, 150,000,000 shares
      authorized, 41,308,545 and 40,418,789 shares issued and outstanding                   413             403
   Class B Common Stock, $.01 par value, 425,000 shares authorized,
      authorized, 162,500 shares issued and outstanding                                       2               2
   Non-voting preferred stock, $0.01 par value, 1,890,000 shares
      authorized, none issued and outstanding                                               -               -
   Class B Cumulative Convertible Preferred Stock, $.01 par value,
      750,000 shares authorized, 750,000 shares issued and outstanding                   75,000          75,000
   Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
      authorized, 2,400,000 shares issued and outstanding                                60,000          60,000
   Class D Cumulative Preferred Stock, $.01 par value, 4,600,000 shares
      authorized, 4,200,000 and 0 shares issued and outstanding                         105,000             -
   Treasury Stock                                                                        (6,001)            -
   Additional paid-in capital                                                           998,000         977,601
   Notes due on common stock purchases                                                  (41,608)        (35,095)
   Distributions in excess of earnings                                                  (33,900)        (30,928)
   Accumulated other comprehensive losses                                                (1,843)         (1,683)
                                                                                   ------------    ------------
   Total stockholders' equity                                                         1,155,063       1,045,300
                                                                                   ------------    ------------
Total liabilities and stockholders' equity                                         $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------

                   See accompanying notes to consolidated financial statements.

                           APARTMENT INVESTMENT AND  MANAGEMENT COMPANY
                               Consolidated Statements of Income
                         For the Three Months Ended March 31, 1998 and 1997
                              (In Thousands, Except Per Share Data)
                                            (Unaudited)

                                                                                         1998            1997
                                                                                      ---------       ---------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                                                    $  71,336       $  38,040
Property operating expenses                                                             (26,309)        (14,456)
Owned property management expense                                                        (2,132)         (1,321)
Depreciation                                                                            (13,977)         (7,455)
                                                                                      ---------       ---------
Income from property operations                                                          28,918          14,808
                                                                                      ---------       ---------
SERVICE COMPANY BUSINESS
Management fees and other income                                                          4,821           2,444
Management and other expenses                                                            (1,961)         (1,420)
Corporate overhead allocation                                                              (147)           (147)
Amortization of management company goodwill                                              (1,717)           (237)
Other assets depreciation and amortization                                                   (3)            (88)
                                                                                      ---------       ---------
Income from service company business                                                        993             552
Minority interests in service company business                                               (1)             (1)
                                                                                      ---------       ---------
Company's share of income from service company business                                     992             551
                                                                                      ---------       ---------

General and administrative expenses                                                      (1,974)           (351)
Interest expense                                                                        (15,441)         (9,452)
Interest income                                                                           6,076             507
Minority interests in other partnerships                                                   (582)           (369)
Equity in losses of unconsolidated partnerships                                            (653)           -
Equity in earnings of unconsolidated subsidiaries                                         4,068            -
                                                                                      ---------       ---------
Income from operations                                                                   21,404           5,694
Extraordinary item - early extinguishment of debt                                           -              (269)
Gain on disposition of properties                                                         2,526            -
                                                                                      ---------       ---------
Income before minority interest in AIMCO Operating Partnership                           23,930           5,425
Minority interest in AIMCO Operating Partnership                                         (2,288)           (841)
                                                                                      ---------       ---------
Net income                                                                            $  21,642        $  4,584
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Net income attributable to preferred shareholders                                     $   3,681        $  -
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Net income attributable to common shareholders                                        $  17,961       $   4,584
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Net income                                                                            $  21,642       $   4,584
Other comprehensive income:
    Unrealized losses on investment in securities                                          (160)           -
                                                                                      ---------       ---------
Comprehensive income                                                                  $  21,482       $   4,584
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Basic earnings per common share                                                       $    0.44       $    0.28
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Diluted earnings per common share                                                     $    0.43       $    0.28
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Weighted average common shares outstanding                                               41,128          16,454
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Weighted average common shares and common share
   equivalents outstanding                                                               41,310          16,586
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Dividends paid per common share                                                       $  0.5625       $  0.4625
                                                                                      ---------       ---------
                                                                                      ---------       ---------


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

           COMPREHENSIVE INCOME

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") which provides guidance with respect to the calculation and presentation of comprehensive income. Comprehensive income includes all transactions affecting stockholder's equity, including the traditional measure of net income, and excluding contributions from and distributions to stockholders. Under SFAS 130, companies are required to present comprehensive income and its components on the income statement and as a component of stockholders' equity on the balance sheet. As required, the Company adopted SFAS 130 as of January 1, 1998 and restated the components of stockholders' equity for the prior period presented.

           EARNINGS PER SHARE

           Earnings per share for the three months ended March 31, 1997 have been restated to comply with Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (see Note 15).

                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
           Notes to Consolidated Financial Statements (continued)

NOTE 2 -   BASIS OF PRESENTATION (CONTINUED)

           INTERIM INFORMATION

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          HIGH PERFORMANCE UNITS

          In January 1998, the Company agreed to sell 15,000 Class I High Performance Partnership Units (the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as distribution income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the products of (a) 15% of the amount by which the Company's Cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units, if, however, the measurement period would have ended March 31, 1998, the Excess Return would have been $71.2 million and the value of the High Performance Units would have been $10.7 million.

          INSIGNIA MERGER

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



COMMITMENTS AND CONTINGENCIES

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


HIGH PERFORMANCE UNITS

In January 1998, the Partnership agreed to sell 15,000 Class I High Performance Partnership Units (the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as distribution income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing
(i) the products of (a) 15% of the amount by which the Company's Cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Comany has not recorded any value to the High Performance Units, if, however, the measurement period would have ended March 31, 1998, the Excess Return would have been $71.2 million and the value of the High Performance Units would have been $10.7 million.


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

(a)  EXHIBITS. The following exhibits are filed with this report(1):



Exhibit
Number         Description
--------       ------------
 2.1           Amended and Restated Agreement and Plan of Merger, dated as of
               March 17, 1998, by and among Apartment Investment and Management
               Company, AIMCO Properties, L.P., Insignia Financial Group,
               Inc., and Insignia/ESG Holdings, Inc. (incorporated by
               reference to the Company's Current Feport on Form 8-K, dated
               March 17, 1998)(1)

 3.1           Charter (Exhibit 3.1 to the Company's Annual Report on
               Form 10-K/A for the period ended December 31, 1997, is incorporated herein by this reference)(1)

 3.2 Bylaws (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)(1)



10.1           Credit Agreement (Unsecured Revolver-to-Term Facility), dated
               January 26, 1998, by and among Bank of America National Trust and Savings Association ("Bank of America") and BankBoston,
               N.A.(1)

10.2           Payment Guaranty dated as of January 26, 1998, by Apartment
               Investment and Management Company, AIMCO-GP, Inc., AIMCO-LP,
               Inc., AIMCO Holdings, L.P., AIMCO Holdings QRS, Inc., AIMCO
               Somerset, Inc., AIMCO Properties Finance Corp., and AIMCO/OTC
               QRS, Inc. in favor of Bank of America(1)

10.3           Payment Guaranty, dated as of January 26, 1998, by Property
               Asset Management Services, L.P., NHP Management Company,
               Property Asset Management Services-California, L.L.C. in favor of Bank of America(1)

10.4 First Amendment to Credit Agreement, dated as of May 8, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America(1)

10.5           Payment Guaranty, dated as of May 8, 1998, by Ambassador II,
               L.P. in favor of Bank of America(1)

10.6 Master Credit Facility Agreement, dated as of February 4, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bluffs, L.L.C., AIMCO
               Chesapeake, L.P., AIMCO Elm Creek, L.P., AIMCO Lakehaven,
               L.P., AIMCO Los Arboles, L.P., and Washington Mortgage
               Financial Group, Ltd(1)

10.7           Guaranty, dated as of February 4, 1998, by Apartment
               Investment and Management Company, for the benefit of Washington Mortgage Financial Group, Ltd(1)

10.8           Third Amendment to the Second Amended and Restated Agreement of
               Limited Partnership of AIMCO Properties, L.P., dated as of
               February 19, 1998, by AIMCO-GP, Inc. (Exhibit 10.36 to the
               Company's Annual Report on Form 10-K/A for the period ended
               December 31, 1997, is incorporated herein by this reference)(1)

10.9           Fourth Amendment to the Second Amended and Restated Agreement of
               Limited Partnership of AIMCO Properties, L.P., dated as of March
               25, 1998, by AIMCO-GP, Inc.(1)

10.10          Contribution Agreement, dated January 31, 1998, by and between
               Apartment Investment and Management Company and Terry Considine and Peter K. Kompaniez (Exhibit 2.1 to the Company's Current
               Report on Form 8-K dated February 3, 1998, and is incorporated herein by this reference)(1)

10.11          Indemnification Agreement, dated March 17, 1998, by and between
               Apartment Investment and Management Company and Insignia/ESG,
               Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 17, 1998)(1)

10.12          Amendment No. 1 to the Apartment Investment and Management
               Company 1997 Stock Award and Incentive Plan(1)

10.13          Apartment Investment Management Company 1998 Incentive
               Compensenation Plan(1)

27.1           Financial Data Schedule(1)


------------
     (1)  Previously filed.
     (2) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.


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