Form 10-Q/A
period 1998-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-07-02
CIK 922864

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
Yes   X     No
    -- --       -----


The number of shares of Class A Common Stock outstanding as of May 7, 1998:   41,180,472
The number of shares of Class B Common Stock outstanding as of May 7, 1998:      162,500


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



                 APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                        Consolidated Balance Sheets
                As of March 31, 1998 and December 31, 1997
                     (In Thousands, Except Share Data)

                                                                                    March 31,      December 31,
                                                                                      1998            1997
                                                                                   ------------    ------------
                                                                                   (unaudited)
ASSETS
Real Estate, net of accumulated depreciation of $215,724 and $153,285              $  1,537,646    $  1,503,922
Property held for sale                                                                   35,824           6,284
Investments held for sale                                                                23,759          22,144
Investments in and notes receivable from unconsolidated subsidiaries                     88,775          84,459
Investments in and notes receivable from unconsolidated real estate partnerships        245,682         212,150
Cash and cash equivalents                                                                35,948          37,088
Restricted cash                                                                          31,186          24,229
Accounts receivable                                                                      24,586          28,656
Deferred financing costs                                                                 14,367          12,793
Goodwill, net of accumulated amortization of $2,087 and $522                            123,634         125,239
Other assets                                                                             59,064          43,546
                                                                                   ------------    ------------
Total assets                                                                       $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                              $    697,036    $    681,421
Secured tax-exempt bond financing                                                        73,560          74,010
Secured short-term financing                                                             40,900          53,099
                                                                                   ------------    ------------
Total indebtedness                                                                      811,496         808,530
                                                                                   ------------    ------------

Accounts payable, accrued and other liabilities                                          82,809          88,170
Resident security deposits and prepaid rents                                             10,023          10,213
                                                                                   ------------    ------------
Total liabilities                                                                       904,328         906,913
                                                                                   ------------    ------------

Commitments and contingencies                                                               -               -

Minority interests in other partnerships                                                 36,128          36,335
Minority interest in AIMCO Operating Partnership                                        124,952         111,962

Stockholder's equity
   Class A Common Stock, $.01 par value, 150,000,000 shares
      authorized, 41,144,945 and 40,418,789 shares issued and outstanding                   411             403
   Class B Common Stock, $.01 par value, 425,000 shares authorized,
      authorized, 162,500 shares issued and outstanding                                       2               2
   Non-voting preferred stock, $0.01 par value, 1,890,000 shares
      authorized, none issued and outstanding                                               -               -
   Class B Cumulative Convertible Preferred Stock, $.01 par value,
      750,000 shares authorized, 750,000 shares issued and outstanding                   75,000          75,000
   Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
      authorized, 2,400,000 shares issued and outstanding                                60,000          60,000
   Class D Cumulative Preferred Stock, $.01 par value, 4,600,000 shares
      authorized, 4,200,000 and 0 shares issued and outstanding                         105,000             -
   Additional paid-in capital                                                           992,001         977,601
   Notes due on common stock purchases                                                  (41,608)        (35,095)
   Distributions in excess of earnings                                                  (33,900)        (30,928)
   Accumulated other comprehensive losses                                                (1,843)         (1,683)
                                                                                   ------------    ------------
   Total stockholders' equity                                                         1,155,063       1,045,300
                                                                                   ------------    ------------
Total liabilities and stockholders' equity                                         $  2,220,471    $  2,100,510
                                                                                   ------------    ------------
                                                                                   ------------    ------------

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

NOTE 13 - MINORITY INTEREST IN OPERATING PARTNERSHIP

          The AIMCO Operating Partnership's income for each period is allocated between the Company and the outside limited partners, whose interests are represented by OP Units, based on their respective weighted-average ownership percentage in the Operating Partnership for the period. The Company records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock immediately prior to the date of execution of the purchase contract. The holders of the OP Units receive distributions, pro-rated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1998, the weighted-average ownership interest in the AIMCO Operating Partnership held by the OP Unit holders was 11.4%. At March 31, 1998, the ownership interest of the OP Unit holders was 11.2%.

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