Form 10-Q
period 1998-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-08-14
CIK 922864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  -------------------

Commission File Number 1-13232

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                       84-1259577
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado            80222-4348
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (303) 757-8101
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No  [ ]

The number of shares of Class A Common Stock outstanding as of July 31, 1998:    48,106,837
The number of shares of Class B Common Stock outstanding as of July 31, 1998:       162,500

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997                                     3

                  Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1998 and 1997 (unaudited)                       4

                  Consolidated Statements of Cash Flow for the Three and
                  Six Months Ended June 30, 1998 and 1997 (unaudited)                   5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                                           8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            20

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           33

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                            34

         Item 4.  Submission of Matters to a Vote of Security Holders                  35

         Item 6.  Exhibits and Reports on Form 8-K                                     36

         Signatures                                                                    37

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                           Consolidated Balance Sheets
                    As of June 30, 1998 and December 31, 1997
                        (In Thousands, Except Share Data)

                                                                                            June 30,        December 31,
                                                                                              1998               1997
                                                                                         -------------      -------------
                                                                                           (unaudited)
 ASSETS
 Real Estate, net of accumulated depreciation of $297,895 and $153,285                   $   2,287,309      $   1,503,922
 Property held for sale                                                                         35,695              6,284
 Investments held for sale                                                                       5,767             22,144
 Investments in and notes receivable from unconsolidated subsidiaries                          108,105             84,459
 Investments in and notes receivable from unconsolidated real estate partnerships              243,799            212,150
 Cash and cash equivalents                                                                      49,320             37,088
 Restricted cash                                                                                75,123             24,229
 Accounts receivable                                                                            26,201             28,656
 Deferred financing costs                                                                       22,629             12,793
 Goodwill, net of accumulated amortization of $3,171 and $522                                  122,068            125,239
 Other assets                                                                                   78,725             43,546
                                                                                         -------------      -------------
 Total assets                                                                            $   3,054,741      $   2,100,510
                                                                                         =============      =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Secured notes payable                                                                   $     751,337      $     681,421
 Secured tax-exempt bond financing                                                             394,662             74,010
 Unsecured short-term financing                                                                118,476                 --
 Secured short-term financing                                                                   50,000             53,099
                                                                                         -------------      -------------
 Total indebtedness                                                                          1,314,475            808,530
                                                                                         -------------      -------------

 Accounts payable, accrued and other liabilities                                               155,129             88,170
 Resident security deposits and prepaid rents                                                   12,882             10,213
                                                                                         -------------      -------------
 Total liabilities                                                                           1,482,486            906,913
                                                                                         -------------      -------------

 Commitments and contingencies                                                                      --                 --

 Minority interests in other partnerships                                                       43,167             36,335
 Minority interest in AIMCO Operating Partnership                                              134,694            111,962

 Stockholder's equity
    Class A Common Stock, $.01 par value, 150,000,000 shares
       authorized, 48,078,738 and 40,418,789 shares issued and outstanding                         481                403
    Class B Common Stock, $.01 par value, 262,500 shares authorized,
       162,500 shares issued and outstanding                                                         2                  2
    Class B Cumulative Convertible Preferred Stock, $.01 par value,
       750,000 shares authorized, 750,000 shares issued and outstanding                         75,000             75,000
    Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
       authorized, 2,400,000 shares issued and outstanding                                      60,000             60,000
    Class D Cumulative Preferred Stock, $.01 par value, 4,600,000 shares
       authorized, 4,200,000 and 0 shares issued and outstanding                               105,000                 --
    Additional paid-in capital                                                               1,247,839            977,601
    Notes due on common stock purchases                                                        (45,508)           (35,095)
    Distributions in excess of earnings                                                        (48,203)           (30,928)
    Accumulated other comprehensive losses                                                        (217)            (1,683)
                                                                                         -------------      -------------
    Total stockholders' equity                                                               1,394,394          1,045,300
                                                                                         -------------      -------------
 Total liabilities and stockholders' equity                                              $   3,054,741      $   2,100,510
                                                                                         =============      =============

          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                       For the Three Months Ended       For the Six Months Ended
                                                                     -----------------------------   -----------------------------
                                                                     June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                                     -------------   -------------   -------------   -------------
 RENTAL PROPERTY OPERATIONS
 Rental and other property revenues                                    $   89,928      $   41,679      $  161,264      $   79,719
 Property operating expenses                                              (33,334)        (16,704)        (59,643)        (31,160)
 Owned property management expense                                         (2,581)         (1,413)         (4,713)         (2,734)
 Depreciation                                                             (20,312)         (7,591)        (34,289)        (15,046)
                                                                       ----------      ----------      ----------      ----------
 Income from property operations                                           33,701          15,971          62,619          30,779
                                                                       ----------      ----------      ----------      ----------

 SERVICE COMPANY BUSINESS
 Management fees and other income                                           4,741           3,161           9,562           5,605
 Management and other expenses                                             (3,509)         (1,223)         (5,470)         (2,643)
 Corporate overhead allocation                                                (49)           (147)           (196)           (294)
 Other assets depreciation and amortization                                    --             (73)             (3)           (161)
                                                                       ----------      ----------      ----------      ----------
 Income from service company business                                       1,183           1,718           3,893           2,507
 Minority interests in service company business                                --              (1)             (1)             (2)
                                                                       ----------      ----------      ----------      ----------
 Company's share of income from service company business                    1,183           1,717           3,892           2,505
                                                                       ----------      ----------      ----------      ----------

 General and administrative expenses                                       (2,129)           (433)         (4,103)           (784)
 Interest expense                                                         (19,337)        (11,152)        (34,778)        (20,604)
 Interest income                                                            5,274             834          11,350           1,341
 Minority interest in other partnerships                                       66            (196)           (516)           (565)
 Equity in losses of unconsolidated partnerships                           (4,028)           (379)         (4,681)           (379)
 Equity in earnings (losses) of unconsolidated subsidiaries                 1,541             (86)          5,609             (86)
 Amortization of goodwill                                                  (1,677)           (237)         (3,394)           (474)
                                                                       ----------      ----------      ----------      ----------
 Income from operations                                                    14,594           6,039          35,998          11,733
 Extraordinary item - early extinguishment of debt                             --              --              --            (269)
 Gain on disposition of properties                                             --              --           2,526              --
                                                                       ----------      ----------      ----------      ----------
 Income before minority interest in AIMCO Operating Partnership            14,594           6,039          38,524          11,464
 Minority interest in AIMCO Operating Partnership                            (974)           (775)         (3,262)         (1,616)
                                                                       ----------      ----------      ----------      ----------
 Net income                                                            $   13,620      $    5,264      $   35,262      $    9,848
                                                                       ==========      ==========      ==========      ==========

 Net income attributable to preferred shareholders                     $    4,969      $       --      $    8,650      $       --
                                                                       ==========      ==========      ==========      ==========
 Net income attributable to common shareholders                        $    8,651      $    5,264      $   26,612      $    9,848
                                                                       ==========      ==========      ==========      ==========

 Net income                                                            $   13,620      $    5,264      $   35,262      $    9,848
 Other comprehensive income:
    Net unrealized gains on investment in securities                        1,626              --           1,466              --
                                                                       ----------      ----------      ----------      ----------
 Comprehensive income                                                  $   15,246      $    5,264      $   36,728      $    9,848
                                                                       ==========      ==========      ==========      ==========

 Basic earnings per common share                                       $     0.19      $     0.26      $     0.62      $     0.53
                                                                       ==========      ==========      ==========      ==========

 Diluted earnings per common share                                     $     0.19      $     0.26      $     0.61      $     0.53
                                                                       ==========      ==========      ==========      ==========

 Weighted average common shares outstanding                                45,298          20,366          43,206          18,424
                                                                       ==========      ==========      ==========      ==========

 Weighted average common shares and common share
    equivalents outstanding                                                45,539          20,504          43,409          18,559
                                                                       ==========      ==========      ==========      ==========

 Dividends paid per common share                                       $   0.5625      $   0.4625      $    1.125      $    0.925
                                                                       ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                                          For the Six        For the Six
                                                                                          Months Ended       Months Ended
                                                                                          June 30, 1998      June 30, 1997
                                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                              $     35,262      $      9,848
                                                                                           ------------      ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              38,666            17,067
      Gain on disposition of properties                                                          (2,526)               --
      Minority interest in Operating Partnership                                                  3,262             1,616
      Minority interests in other partnerships                                                      516               565
      Equity in losses of unconsolidated partnerships                                             4,681               379
      Equity in earnings of unconsolidated subsidiaries                                          (5,609)               86
      Extraordinary loss on early extinguishment of debt                                             --               269
      (Increase) decrease from changes in operating assets:
          Restricted cash                                                                       (15,375)              814
          Accounts receivable                                                                    12,310            (1,742)
          Other assets                                                                          (22,735)           (8,707)
      Increase (decrease) from changes in operating liabilities:
          Accounts payable, accrued and other liabilities                                       (36,385)            3,219
          Resident security deposits and prepaid rents                                           (6,229)            1,621
                                                                                           ------------      ------------
             Total adjustments                                                                  (29,424)           15,187
                                                                                           ------------      ------------
             Net cash provided by operating activities                                            5,838            25,035
                                                                                           ------------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of real estate                                                        11,206                --
        Purchase of real estate                                                                 (30,405)          (52,195)
        Purchase of or advances on notes receivable                                             (64,914)               --
        Cash received in connection with Ambassador Merger                                        4,492                --
        Proceeds from repayments of notes receivable                                             18,087                --
        Purchase of general and limited partnership interests                                   (10,894)          (45,426)
        Additions to property held for sale                                                      (1,886)             (354)
        Capital replacements                                                                    (13,538)           (2,915)
        Initial capital expenditures                                                             (7,965)           (2,716)
        Construction in progress and capital enhancements                                        (5,263)           (3,766)
        Purchase of office equipment and leasehold improvements                                      --              (762)
        Proceeds from sale of property held for sale                                                411                --
                                                                                           ------------      ------------
             Net cash used in investing activities                                             (100,669)         (108,134)
                                                                                           ------------      ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Class A Common Stock,
              net of underwriting and offering costs and from exercise of options                 9,004           114,335
        Proceeds from issuance of Class D Preferred Stock,
              net of underwriting and offering costs                                            100,294                --
        Proceeds from issuance of High Performance Units                                          1,978                --
        Principal repayments received on notes due from Officers on
              Class A Common Stock purchases                                                      5,730            11,619
        Repurchase of common stock                                                               (5,982)               --
        Proceeds from secured notes payable borrowings                                           32,284            86,111
        Net proceeds from unsecured short-term financing                                             --            20,500
        Net borrowings on the Company's revolving credit facilities                             100,913            26,100
        Principal repayments on secured notes payable                                           (51,582)           (2,554)
        Principal repayments on secured tax-exempt bond financing                                  (979)             (698)
        Repayments on secured short-term financing                                              (19,099)         (146,261)
        Payment of loan costs, net of proceeds from interest rate hedge                          (6,659)            2,214
        Payment of common stock dividends                                                       (46,672)          (17,424)
        Payment of distributions to minority interest in AIMCO Operating Partnership             (6,283)           (2,492)
        Payment of preferred stock dividends                                                     (5,884)               --
                                                                                           ------------      ------------
             Net cash provided by (used in) financing activities                                107,063            91,450
                                                                                           ------------      ------------
 NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                           12,232             8,351
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                37,088            13,170
                                                                                           ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     49,320      $     21,521
                                                                                           ============      ============

          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      Consolidated Statements of Cash Flow
         (In Thousands Except Share and Operating Partnership Unit Data)

1998 NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE

Secured notes payable assumed in connection with purchase of real estate                                $ 48,157

Real estate purchased in exchange for 794,210 Partnership Common Units
   ("OP Units") of AIMCO Properties, L.P.                                                                 26,767
                                                                                                        --------
                                                                                                        $ 74,924
                                                                                                        ========

PURCHASE OF AMBASSADOR APARTMENTS, INC.

In May 1998, the Company acquired all of the common stock of Ambassador Apartments, Inc., ("Ambassador"), in exchange for 6,578,833 shares of AIMCO Class A Common Stock with a recorded value of $251.3 million (see Note 4).

          The aggregate purchase price consisted of the following:

Real estate                                                                                            $ 713,596
Investment in real estate partnerships                                                                     2,290
Restricted cash                                                                                           35,523
Accounts receivable                                                                                        7,953
Deferred financing costs                                                                                   4,359
Other assets                                                                                               2,319
Secured notes payable                                                                                     37,162
Secured tax-exempt bond financing                                                                        334,881
Unsecured short-term financing                                                                            31,550
Accounts payable, accrued and other liabilities                                                            2,513
Resident security deposits and prepaid rents                                                               8,898
Minority interests in other partnerships                                                                   5,752
Minority interest in AIMCO Operating Partnership                                                             146
Stockholders' equity                                                                                     251,274

REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the six months ended June 30, 1998, 239,465 OP Units with recorded values of $4,595 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE

During the six months ended June 30, 1998, the Company entered into contracts to sell two multifamily properties with a net book value of $27.9 million. These assets were reclassified to property held for sale.

RECEIPT OF NOTES PAYABLE FROM OFFICERS

During the six months ended June 30, 1998, the Company issued notes receivable from officers for a total of $16.1 million in connection with their purchase of 437,653 shares of Class A Common Stock.

OTHER

During the six months ended June 30, 1998, AIMCO Properties, L.P. issued an additional 108,528 OP units with a recorded value of $3,041 in connection with the purchase of certain partnership interests.

During the six months ended June 30, 1998, AIMCO obtained control of real estate partnerships which became consolidated. The non-cash effects are as follows:

Real estate                                                        $ 3,802
Secured notes payable                                                3,395
Accounts payable, accrued and other liabilities                        407

During the six months ended June 30, 1998, AIMCO contributed certain assets and liabilities to unconsolidated subsidiaries and unconsolidated partnerships as follows:

Investment in unconsolidated subsidiaries                          $ 18,925
Investment in unconsolidated partnerships                             1,989
Accounts receivable                                                     966
Accounts payable, accrued and other liabilities                      21,880

1997 NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE

Secured notes payable assumed in connection with purchase of real estate     $ 55,446
Real estate purchased in exchange for 497,794 OP Units                         13,876
                                                                             --------
                                                                             $ 69,322
                                                                             ========

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

Concurrent with this contribution, ANHI obtained a loan in the amount of $72,600, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock. Upon the completion of these transactions, AIMCO and ANHI owned a combined total of 6,496,073 shares of NHP common stock, representing 51.3% of NHP's outstanding common stock as of May 31, 1997.

PURCHASE OF GENERAL AND LIMITED PARTNERSHIP INTERESTS, CAPTIVE INSURANCE SUBSIDIARY AND OTHER ASSETS

The historical cost of the assets and the liabilities assumed in connection with the purchase of NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (the "NHP Real Estate Companies") were as follows:

    Real estate, net                                        $ 102,455
    Investment in real estate partnerships                     96,119
    Restricted cash                                             2,946
    Accounts receivable                                        12,784
    Other assets                                                3,495
    Secured notes payable                                     (83,667)
    Accounts payable, accrued and other liabilities           (37,482)
    Accrued management contract liability                     106,615
    Resident security deposits and prepaid rent                  (416)

REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the six months ended June 30, 1997, 544,694 OP Units with a recorded value of $8,447 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE

In the second quarter of 1997, the Company entered into contracts to sell multifamily properties with a net book value of $19,072. These assets, were reclassified to property held for sale.

ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS

During the six months ended June 30, 1997, the Company issued notes receivable from officers for a total of $665 in connection with their purchase of 25,000 shares of Class A Common Stock.

OTHER

During the six months ended June 30, 1997, the Company reclassified $1,323 of Other assets to Real estate as a purchase price allocation adjustment. In addition, the Company wrote off $4,065 of Other assets allocable to limited partners in partnerships controlled by the Company, to Minority interest in other partnerships.

During the six months ended June 30, 1997, AIMCO Properties, L.P. issued an additional 1,333 OP Units with a recorded value of $36 in connection with the purchase of certain partnership interests in 1996.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                   Notes to Consolidated Financial Statements
                            June 30, 1998 (Unaudited)


NOTE 1 - ORGANIZATION

         Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and together with its subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P. (the "AIMCO Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 89% interest in the AIMCO Operating Partnership as of June 30, 1998. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

         At June 30, 1998, AIMCO had 48,078,738 shares of Class A Common Stock outstanding and the AIMCO Operating Partnership had 6,034,652 Partnership Common Units ("OP Units") outstanding, for a combined total of 54,113,390 shares and OP Units outstanding.

         As of June 30, 1998, the Company, through its subsidiaries, owned or controlled 58,345 units in 210 apartment communities and had an equity interest in 74,318 units in 478 apartment communities. In addition, the Company managed 68,248 units in 357 apartment communities for third parties and affiliates, bringing the total owned and managed portfolio to 200,911 units in 1,045 apartment communities. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.


NOTE 2 - BASIS OF PRESENTATION

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships and limited liability companies. Interests held by limited partners in real estate limited partnerships and limited liability companies controlled by the Company are reflected as Minority Interests in Other Partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of property-owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership (including, without limitation, AIMCO Citrus Sunset, L.L.C., AIMCO Sunset Village, L.L.C., and AIMCO Sunset Escondido, L.L.C.) are not available to pay creditors or secure the obligations of AIMCO or the AIMCO Operating Partnership.

         Investments in Unconsolidated Subsidiaries

         The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) of unconsolidated subsidiaries (see Note 5).

         Investments in and Notes Receivable from Real Estate Partnerships

         The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in losses of unconsolidated partnerships (see Note 6).

         Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which provides guidance with respect to the calculation and presentation of comprehensive income. Comprehensive income includes all transactions affecting stockholders' equity, including the traditional measure of net income, and excluding contributions from and distributions to stockholders. Under SFAS 130, companies are required to present comprehensive income and its components on the income statement and as a component of stockholders' equity on the balance sheet. As required, the Company adopted SFAS 130 as of January 1, 1998 and restated the components of stockholders' equity for the prior periods presented.

         Earnings per Share

         Earnings per share for the three and six months ended June 30, 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (see Note 16).

         Interim Information

         The accompanying unaudited consolidated financial statements of the Company as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

         Reclassifications

         Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 - REAL ESTATE

         During the six months ended June 30, 1998, in addition to the merger with Ambassador Apartments, Inc. (see Note 4), the Company purchased 12 apartment communities containing 3,008 apartment units, as described below:

                    Date                                                                          Number
                  Acquired          Property                           Location                  of Units
                  --------          --------                           --------                  --------
                    1/98            Crossings at Bell                  Amarillo, TX                   160
                    2/98            Steeplechase                       Tyler, TX                      484
                    3/98            Casa Anita                         Phoenix, AZ                    224
                    3/98            San Marina                         Phoenix, AZ                    399
                    3/98            Cobble Creek                       Tuscon, AZ                     301
                    3/98            Rio Cancion                        Tuscon, AZ                     379
                    3/98            Sundown Village                    Tuscon, AZ                     330
                    4/98            Arbor Station                      Montgomery, AL                 264
                    4/98            Heather Ridge                      Arlington, TX                   72
                    5/98            Landmark                           Albuquerque, NM                101
                    6/98            Citrus Grove                       Redlands, CA                   198
                    6/98            Villa La Paz                       Sun City, CA                    96
                                                                                                    -----
                                                                                                    3,008
                                                                                                    =====


         The aggregate consideration paid by the Company of $105.4 million consisted of $30.4 million in cash, 794,210 OP Units valued at $26.8 million and the assumption of $48.2 million of secured long-term indebtedness. The cash portions of the acquisitions were funded with borrowings under the Company's revolving credit facilities.

         In January 1998, the Company sold the Sun Valley Apartments, an apartment community containing 430 apartment units located in Salt Lake City, Utah, for $11.5 million, less selling costs of $0.3 million. The Company recognized a $3.3 million gain on the sale.

         As of June 30, 1998, the Company's management has indicated its intent to sell the Rillito Village and Village Park properties. Accordingly, the underlying assets of these properties have been reclassified from real estate to property held for sale on the consolidated balance sheet.

NOTE 4 - INVESTMENT IN AMBASSADOR APARTMENTS, INC.

         In September 1997, the Company acquired 886,600 shares of common stock ("Ambassador Common Stock") of Ambassador for $19.9 million in cash. The shares acquired represented 8.4% of the shares of Ambassador Common Stock outstanding as of the date of the purchase. Ambassador was a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

         On December 23, 1997, AIMCO and Ambassador entered into an Agreement and Plan of Merger (the "Ambassador Merger Agreement") providing for the merger of Ambassador with and into AIMCO, with AIMCO being the surviving corporation (the "Ambassador Merger"), and that, unless otherwise agreed, the parties would use their reasonable best efforts to effect a business combination of Ambassador Apartments, L.P., a Delaware limited partnership (the "Ambassador Operating Partnership") and the AIMCO Operating Partnership. Subsequent to the execution of the Ambassador Merger Agreement, the AIMCO Operating Partnership and Ambassador Operating Partnership entered into an Agreement and Plan of Merger (the "OP Merger Agreement) with AIMCO MergerSub, L.P., a Delaware limited partnership and 99.9% owned subsidiary partnership of the AIMCO Operating Partnership ("MergerSub"), providing for MergerSub to be merged with and into the Ambassador Operating Partnership, with the Ambassador Operating Partnership surviving (the "OP Merger).

         On May 8, 1998, holders of a majority of the outstanding shares of Ambassador Common Stock voted to approve the merger with AIMCO. The Ambassador Merger was completed the same day. Pursuant to the Ambassador Merger Agreement, all outstanding shares of Ambassador Common Stock were converted into the right to receive AIMCO Class A Common Stock, at a conversion ratio of 0.553, resulting in the issuance of up to 6,578,833 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador Common Stock were converted into options to purchase AIMCO Class A Common Stock, at the same conversion ratio, or cash. Contemporaneously with the consummation of the Ambassador Merger, the OP Merger was consummated and each outstanding unit of limited partnership interest in the Ambassador Operating Partnership was converted into the right to receive 0.553 OP Units. As a result, the Ambassador Operating Partnership became a 99.9% owned subsidiary partnership of the AIMCO Operating Partnership.

NOTE 5 - INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

         In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations (the "Unconsolidated Subsidiaries") in which the AIMCO Operating Partnership holds non-voting preferred stock that represents a 95% economic interest, and certain officers and/or directors hold, directly or indirectly, all of the voting common stock, representing a 5% economic interest. As a result of the controlling interest held by others in the Unconsolidated Subsidiaries, the Company accounts for its interest in the Unconsolidated Subsidiaries on the equity method. As of June 30, 1998, the Unconsolidated Subsidiaries included Property Asset Management Services, Inc., AIMCO/NHP Holdings, Inc. ("ANHI"), AIMCO/NHP Properties, Inc., NHP Property Management Company and NHP A&R Services, Inc.

         As of June 30, 1998, the Company's investment in the Unconsolidated Subsidiaries totaled $108.1 million, which consisted of a $50.0 million note receivable from, $18.9 million in advances to, and $39.2 million of preferred stock of, the Unconsolidated Subsidiaries.

NOTE 6 - INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

         AIMCO/NHP Partners, L.P. ("ANPLP") owns general and limited partnership interests in partnerships that own conventional and affordable apartment units. ANPLP's ownership interests in these partnerships range from 1% to 100%, and the provisions of the partnership agreements give ANPLP varying degrees of control. The Company owns a 99% limited partnership interest in ANPLP. A limited liability company owned by certain officers of the Company is the 1% general partner of ANPLP. Based on the provisions of the partnership agreement for ANPLP, the Company does not possess control of the partnership. As of June 30, 1998, the Company's investment in unconsolidated partnerships, including ANPLP, totaled $243.8 million.

         The following table provides selected combined financial information for both the Company's unconsolidated subsidiaries and unconsolidated real estate partnerships as of June 30, 1998 and for the three and six months ended June 30, 1998 (dollars in thousands):

                      BALANCE SHEET DATA
                                                                    June 30, 1998
                                                                   ---------------
         Real estate, net of accumulated depreciation                $2,017,854
         Management contracts                                            50,320
         Goodwill                                                        44,252
         Other Assets                                                   449,657
         Total assets                                                 2,564,450
         Accounts payable and accrued liabilities                       666,410
         Secured notes payable                                        2,749,673
         Stockholders' and partners' equity (deficit)                  (851,633)
         Total liabilities and stockholders' equity (deficit)         2,564,450


                                                Three Months Ended     Six Months Ended
                   INCOME STATEMENT DATA          June 30, 1998          June 30, 1998
                                                ------------------    -----------------
         Rental and other property revenues      $   182,784           $   369,549
         Property operating expenses                (122,173)             (229,947)
         Depreciation expense                        (29,472)              (55,682)
         Service company revenues                     16,806                37,585
         Service company expenses                    (11,338)              (23,673)
         Interest expense, net                       (46,778)              (99,515)
         Net loss                                    (11,421)               (4,803)

NOTE 7 - SECURED NOTES PAYABLE

         The following table summarizes the Company's secured notes payable as of June 30, 1998 and December 31, 1997, all of which are non-recourse to the Company (dollars in thousands):

                                                June 30, 1998        December 31, 1997
                                                -------------        -----------------
         Fixed rate, fully-amortizing notes        $653,423              $561,056
         Fixed rate, non-amortizing notes            84,096               106,424
         Floating rate, non-amortizing notes         13,818                13,941
                                                   --------              --------
                Total                              $751,337              $681,421
                                                   ========              ========

NOTE 8 - SECURED TAX-EXEMPT BOND FINANCING

         The following table summarizes the Company's secured tax-exempt bond financing at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                                  June 30, 1998    December 31, 1997
                                                  -------------    -----------------
         Fixed rate, fully-amortizing bonds         $  55,302          $ 56,027
         Fixed rate, non-amortizing bonds              17,823            17,983
         Floating rate, fully-amortizing bonds        289,824                --
         Floating rate, non-amortizing bonds           31,713                --
                                                    ---------          --------
                Total                               $ 394,662          $ 74,010
                                                    =========          ========

NOTE 9 - SECURED AND UNSECURED SHORT-TERM FINANCING

         The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to fund real estate investments, including variable rate revolving credit facilities, as well as various fixed and floating rate term loans.

         In January 1998, the Company replaced its $100 million revolving credit facility with Bank of America National Trust and Savings Association ("Bank of America") with an unsecured $50 million revolving credit facility with Bank of America and Bank Boston, N.A. (the "BOA Credit Facility"). The AIMCO Operating Partnership is the borrower under the BOA Credit Facility, and all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. In May 1998, the Company amended the BOA Credit Facility to increase its borrowing capacity thereunder to $155.0 million for a six-month period. At the conclusion of the six-month period, the maximum borrowing capacity returns to its original $50.0 million. The additional borrowing capacity was used to facilitate the closing of the Ambassador Merger (see Note 4) and will be further utilized to complete the Insignia Merger (see Note 12).

         The interest rate under the BOA Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and 1.0% in the case of LIBOR-based loans, and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The BOA Credit Facility expires on January 26, 2000, unless extended for successive one-year periods, at the discretion of the lenders. The BOA Credit Facility provides for the conversion of the revolving facility into a three-year term loan.

         The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The Company had outstanding borrowings under the BOA Credit Facility of $118.5 million as of June 30, 1998.

         In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the AIMCO Operating Partnership (the "Owners"), as guarantors, entered into a five year, $50 million secured revolving credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a term facility. The WMF Credit Facility provides that all of the rights of Washington Mortgage are assigned to Federal National Mortgage Association ("FNMA"), but FNMA does not assume Washington Mortgage's obligations under the WMF Credit Facility. At the AIMCO Operating Partnership's request, the commitment amount under the WMF Credit Facility may be increased to an amount not to exceed $250 million, subject to the consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. The interest rate on each advance is determined by investor bids for FNMA mortgage-backed securities, plus a margin presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance, as selected by the AIMCO Operating Partnership. Advances under the term facility mature at a date, selected by the AIMCO Operating Partnership, between ten and twenty years from the date of the advance. The WMF Credit Facility was fully utilized as of June 30, 1998.

NOTE 10- INTEREST RATE LOCK AGREEMENTS

         From time to time, the Company enters into interest rate lock agreements with major investment banking firms, in anticipation of refinancing debt. Interest rate lock agreements related to planned refinancing of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness. In order for the interest rate lock to qualify as an anticipatory hedge, the following criteria must be met: (a) the refinance being hedged exposes the Company to interest rate risk; (b) the interest rate lock is designated as a hedge; (c) the significant characteristics and expected terms of the refinance are identified; and
         (d) it is probable that the refinance will occur. The Company believes that all four of the above qualifications have been met for interest rate lock agreements previously entered into. In the event that any of the above qualifications are not met, the interest rate lock agreement will not qualify as an anticipatory hedge, and any gain or loss realized on the interest rate lock agreement will be recognized in the current period's earnings.

         In September 1997, the Company entered into an interest rate lock agreement having a notional principal amount of $75.0 million, in anticipation of refinancing certain floating rate indebtedness. The interest rate lock agreement fixed the ten-year treasury rate at 6.32%. During 1998, the Company refinanced certain mortgage indebtedness relating to ten real estate partnerships and realized losses of approximately $3.9 million, which have been deferred and will be amortized over the life of the refinanced debt. These losses, when amortized, will result in effective interest rates of 7.7% over the life of the refinanced debt.

NOTE 11- INTEREST RATE SWAP AGREEMENTS

         On May 8, 1998, in connection with the consummation of the merger with Ambassador, the Company assumed six interest rate swap agreements, having termination dates between October 3, 2003, and March 3, 2004, with several major investment banking firms.

         The swap agreements modify the interest characteristics of a portion of the Company's outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as adjustment of interest expense related to the debt. The related interest amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

         Gains and losses on the termination of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the underlying debt. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

         Pursuant to the terms of the swap and related credit support agreements, the Company is required to post collateral to the swap providers for an amount equal to their exposure, as defined, in each case to the extent that a specified threshold is exceeded. The collateral posted by the Company may be in the form of cash or governmental securities, as determined by the Company. At June 30, 1998, the Company had posted approximately $6.6 million in cash collateral under its swap agreements. The Company estimates that for every 0.25% decrease in the LIBOR interest rate yield, it will be required to post approximately $2 million of additional collateral with the swap providers. If interest rates rise, the Company estimates that for every 0.25% increase in the LIBOR interest rate yield curve, recovery of the posted collateral of a similar amount will be received up to the outstanding collateral balances.

         On June 2, 1998, the Company settled one of the swap agreements. It is the intent of the Company to terminate the remaining swap agreements in December, 1998. Based on the market value of the outstanding swap agreements at June 30, 1998, the Company had an unrealized loss of $1.9 million.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement Of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. As the Company has only minimal use of derivatives, management does not anticipate that this new statement will have a material effect on its financial statements.

NOTE 12- COMMITMENTS

         High Performance Units

         In January 1998, the Company agreed to sell 15,000 Class I High Performance Partnership Units ("the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as distribution income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period would have ended June 30, 1998, the Excess Return would have been $114.9 million and the value of the High Performance Units would have been $17.2 million, and such High Performance Units would represent no dilutive effect on net income per share.

         Insignia Merger

         On March 17, 1998, AIMCO, the AIMCO Operating Partnership and Insignia Financial Group, Inc. ("Insignia") and its subsidiary, Insignia/ESG, Inc. entered into a definitive merger agreement as amended and restated as of May 26, 1998, (the "Insignia Merger Agreement"), which provides for the merger (the "Insignia Merger") of Insignia with and into AIMCO, with AIMCO being the surviving corporation. Upon the completion of the Insignia merger, the Company will assume property management of approximately 185,000 apartment units, consisting of 113,000 units owned by partnerships which will be controlled by AIMCO and 72,000 units owned by third parties. In addition, the Company will acquire an ownership interest of approximately 61% in Insignia Properties Trust ("IPT"), which owns general and limited partnership interests of approximately 32% (on a weighted average basis) in approximately 51,000 apartment units. The total transaction value of the Insignia Merger is approximately $811.0 million, which includes the issuance of approximately $303.0 million of AIMCO preferred stock, the assumption of approximately $308.0 million of mortgage indebtedness and the assumption of approximately $149.5 million of indebtedness represented by preferred convertible securities of an Insignia subsidiary. The AIMCO preferred stock issued in the Insignia Merger will generally (i) entitle the holders thereof to receive a special cash dividend (the "Special Dividend"), when and if declared by AIMCO's Board of Directors, of approximately $50.0 million in the aggregate (which is expected to be paid prior to January 15, 1999), and (ii) automatically convert into shares of AIMCO's Class A Common Stock upon payment in full of the Special Dividend. The Company has agreed to offer to acquire the outstanding shares of beneficial interest in IPT not held by Insignia at a price of at least $13.25 per IPT share, or approximately $100.0 million. In addition, IPT is party to a merger agreement with Angeles Mortgage Investment Trust ("AMIT"), which, if approved by AMIT's stockholders and consummated, will result in the issuance of additional IPT shares and, therefore, the payment by AIMCO in a merger with IPT of an additional approximate $51.2 million at an assumed price of $13.25 per IPT share.

         Consummation of the Insignia Merger is subject to the affirmative vote of the holders of a majority of the outstanding shares of Insignia common stock, the approval of all appropriate governmental and regulatory authorities and other customary conditions.

NOTE 13- MINORITY INTERESTS IN OTHER PARTNERSHIPS

         Interests held by limited partners (other than the Company) in real estate partnerships controlled by the Company are reflected as minority interests in other partnerships. Net income is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

NOTE 14- MINORITY INTEREST IN AIMCO OPERATING PARTNERSHIP

         The AIMCO Operating Partnership's income for each period is allocated between the Company and the outside limited partners, whose interests are represented by OP Units, based on their respective weighted-average ownership interests in the AIMCO Operating Partnership for the period. The Company records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock immediately prior to the date of execution of the purchase contract. The holders of OP Units receive distributions, pro-rated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During the six months ended June 30, 1998, the weighted-average ownership interest in the AIMCO Operating Partnership held by outside limited partners was 11.4%. At June 30, 1998, the ownership interest in the AIMCO Operating Partnership held by outside limited partners was 11.4%.

         After a one-year holding period, the limited partners generally have the right to redeem each OP Unit in exchange for a cash amount equal to the market value of the Class A Common Stock at the time of redemption or, at AIMCO's option, a share of Class A Common Stock (in either case, subject to antidilution adjustments).

NOTE 15- STOCKHOLDERS' EQUITY

         In February 1998, AIMCO issued 4,200,000 shares of 8 3/4% Class D Cumulative Preferred Stock, par value $0.01 per share ("Class D Preferred Stock") in a public offering. Holders of the Class D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.1875 per share. The Class D Preferred Stock is senior to the Class A Common Stock, and ranks on a parity with the Class B Cumulative Convertible Preferred Stock, the Class C Cumulative Preferred Stock, the Class G Cumulative Preferred Stock (see Note 18) and, the Class H Cumulative Preferred Stock (see Note 18) as to dividends and upon liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions are made by AIMCO to any holders of Class A Common Stock, the holders of the Class D Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The net proceeds of $100.3 million were used to repay indebtedness under the BOA Credit Facility.

         On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties controlled by Oxford or its affiliates. The actual number of shares of Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangement with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years. The Oxford Warrants were valued at $1.2 million using the "Black-Scholes" model and are being amortized over the vesting period. The Oxford Warrants were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2).

         During the six months ended June 30, 1998, the Company sold 437,653 shares of Class A Common Stock to certain members of the Company's management, at an average price of $36.77 per share. In payment for the stock, such members of management executed notes payable to AIMCO totaling $16.1 million, which bear interest at a fixed rate of 7.0% per annum, payable quarterly, and are due in ten years. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed.

         In March 1998, the Company repurchased 163,600 shares of Class A Common Stock on the open market for $6.0 million, or an average price of $36.55 per share.

         In July 1998, the Company issued 4,050,000 shares of 9-3/8% Class G Cumulative Preferred Stock, par value $0.01 per share ("Class G Preferred Stock") in a public offering (see Note 18).

         In August 1998, the Company issued 2,000,000 shares of 9-1/2% Class H Cumulative Preferred Stock, par value $0.01 per share ("Class H Preferred Stock") in a public offering (see Note 18).

NOTE 16- EARNINGS PER SHARE

         The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands, except per share data):

                                                                               Three Months     Three Months
                                                                                Ended June 30, Ended June 30,
                                                                                    1998           1997
                                                                                 ----------     ----------
  Numerator:
  Net income                                                                     $   13,620      $   5,264
  Preferred stock dividends                                                          (4,969)            --
                                                                                 ----------      ---------
  Numerator for basic and diluted earnings per share -  income
  attributable to common shareholders                                            $    8,651      $   5,264
                                                                                 ==========      =========

  Denominator:
  Denominator for basic earnings per share - weighted average
  number of shares of common stock outstanding                                       45,298         20,366
  Effect of dilutive securities                                                         241            138
                                                                                 ----------      ---------
  Denominator for dilutive earnings per share                                        45,539         20,504
                                                                                 ==========      =========

  Basic earnings per common share:
     Operations                                                                  $     0.19      $    0.26
     Gain on disposition of properties                                                   --             --
     Extraordinary item                                                                  --             --
                                                                                 ----------      ---------
     Total                                                                       $     0.19      $    0.26
                                                                                 ==========      =========

  Diluted earnings per common share:
     Operations                                                                  $     0.19      $    0.26
     Gain on disposition of properties                                                   --             --
     Extraordinary item                                                                  --             --
                                                                                 ----------      ---------
     Total                                                                       $     0.19      $    0.26
                                                                                 ==========      =========

                                                                                 Six Months         Six Months
                                                                               Ended June 30,     Ended June 30,
                                                                                     1998              1997
                                                                                 ------------      ------------
  Numerator:
  Net income                                                                     $     35,262      $      9,848
  Preferred stock dividends                                                            (8,650)               --
                                                                                 ------------      ------------
  Numerator for basic and diluted earnings per share -  income
  attributable to common shareholders                                            $     26,612      $      9,848
                                                                                 ============      ============

  Denominator:
  Denominator for basic earnings per share - weighted average
  number of shares of common stock outstanding                                         43,206            18,424
  Effect of dilutive securities                                                           203               135
                                                                                 ------------      ------------
  Denominator for dilutive earnings per share                                          43,409            18,559
                                                                                 ============      ============

  Basic earnings per common share:
     Operations                                                                  $       0.56      $       0.55
     Gain on disposition of properties                                                   0.06                --
     Extraordinary item                                                                    --             (0.02)
                                                                                 ------------      ------------
     Total                                                                       $       0.62      $       0.53
                                                                                 ============      ============

  Diluted earnings per common share:
     Operations                                                                  $       0.55      $       0.55
     Gain on disposition of properties                                                   0.06                --
     Extraordinary item                                                                    --             (0.02)
                                                                                 ------------      ------------
     Total                                                                       $       0.61      $       0.53
                                                                                 ============      ============

NOTE 17- PRO FORMA FINANCIAL STATEMENTS

         During the six months ended June 30, 1998, the Company purchased Ambassador Apartments, Inc. Also, during the six months ended June 30, 1997, the Company purchased the NHP Real Estate Companies and, through an unconsolidated subsidiary, purchased a 51.3% interest in NHP. The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, have been prepared as if the above described transactions had occurred at the beginning of the period being reported on. The following Pro Forma Financial information is based, in part, on the following historical financial statements:
         (i) the unaudited financial data of the Company for the six months ended June 30, 1998 and 1997; (ii) the unaudited Consolidated Financial Statements of Ambassador for the four months ended April 30, 1998 and the six months ended June 30, 1997; (iii) the unaudited Consolidated Financial Statements of NHP for the six months ended June 30, 1997 (which have been restated to reflect NHP's subsidiary, WMF Group Ltd., (as a discontinued operation), and (iv) the unaudited Combined Financial Statements of the NHP Real Estate Companies for the five months ended May 31, 1997.

         The pro forma financial statements are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30, 1998   JUNE 30, 1997
                                                                     -------------   -------------
  RENTAL PROPERTY OPERATIONS
  Rental and other property revenues                                   $  195,509      $  132,387
  Property operating expenses                                             (72,445)        (51,495)
  Owned property management expense                                        (4,713)         (3,016)
  Depreciation                                                            (42,979)        (28,777)
                                                                       ----------      ----------
  Income from property operations                                          75,372          49,099
                                                                       ----------      ----------

  SERVICE COMPANY BUSINESS
  Management fees and other income                                          9,562           7,618
  Management and other expenses                                            (5,470)         (6,046)
  Corporate overhead allocation                                              (196)           (294)
  Other assets depreciation and amortization                                   (3)           (161)
                                                                       ----------      ----------
  Income from service company business                                      3,893           1,117
  Minority interests in service company business                               (1)             (2)
                                                                       ----------      ----------
  Company's share of income from service company business                   3,892           1,115
                                                                       ----------      ----------

  GENERAL AND ADMINISTRATIVE EXPENSES                                      (4,103)           (406)
  INTEREST EXPENSE                                                        (43,847)        (39,189)
  INTEREST INCOME                                                          11,350           1,881
  MINORITY INTEREST IN OTHER PARTNERSHIPS                                    (516)         (1,327)
  EQUITY IN LOSSES OF UNCONSOLIDATED PARTNERSHIPS                          (4,692)         (3,200)
  EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY                           5,609            (549)
  AMORTIZATION OF  GOODWILL                                                (3,394)           (474)
                                                                       ----------      ----------
  INCOME BEFORE EXTRAORDINARY ITEM AND MINORITY
      INTEREST IN OPERATING PARTNERSHIP                                    39,671           6,950
  Extraordinary item - early extinquishment of debt                            --            (269)
  Gain (loss) on disposition of properties                                  2,526              --
                                                                       ----------      ----------
  INCOME BEFORE MINORITY INTEREST IN OPERATING                             42,197           6,681
      PARTNERSHIP
  Minority interest in Operating Partnership                               (3,506)           (677)
                                                                       ----------      ----------
  NET INCOME                                                           $   38,691      $    6,004
                                                                       ==========      ==========

  NET INCOME ATTRIBUTABLE TO PREFERRED SHAREHOLDERS                    $    8,650              --
                                                                       ==========      ==========
  NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                       $   30,041      $    6,004
                                                                       ==========      ==========
  BASIC EARNINGS PER SHARE                                             $     0.63      $     0.23
                                                                       ==========      ==========
  DILUTED EARNINGS PER SHARE                                           $     0.63      $     0.22
                                                                       ==========      ==========
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               47,822          26,468
                                                                       ==========      ==========
  WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
      EQUIVALENTS OUTSTANDING                                              48,025          26,864
                                                                       ==========      ==========

NOTE  18- SUBSEQUENT EVENTS

         Sunset Village Acquisition

         On July 2, 1998, the Company purchased Sunset Village Apartments, a 114-unit apartment community located in Oceanside, California. Total consideration paid of $7.5 million was comprised of $1.8 million in cash, the issuance of 1,985 OP Units valued at $0.1 million, and the assumption of $5.6 million of mortgage indebtedness.

         Sunset Citrus Acquisition

         On July 2, 1998, the Company purchased Sunset Citrus Apartments, a 97-unit apartment community located in Vista, California. Total consideration paid of $4.4 million was comprised of $0.7 million in cash, the issuance of 1,110 OP Units valued at $0.04 million, and the assumption of $3.6 million of mortgage indebtedness.

         Rancho Escondido Acquisition

         Also on July 2, 1998, the Company purchased Rancho Escondido Apartments, a 334-unit apartment community located in Escondido, California. Total consideration paid of $20.7 million was comprised of $6.6 million in cash, the issuance of 5,491 OP Units valued at $0.3 million, and the assumption of $13.8 million of mortgage indebtedness.

         Dividend Declared

         On July 23, 1998, the AIMCO Board of Directors declared a cash dividend of $0.5625 per share of AIMCO Class A Common Stock for the quarter ended June 30, 1998, payable on August 14, 1998 to stockholders of record on August 7, 1998.

         Issuance of Preferred Stock

         In July 1998, AIMCO issued 4,050,000 shares of Class G Preferred Stock in a public offering. Holders of the Class G Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.34375 per share. The Class G Preferred Stock is senior to the Class A Common Stock, and ranks on a parity with the Class B Cumulative Convertible Preferred Stock, Class C Cumulative Preferred Stock, Class D Cumulative Preferred Stock and Class H Preferred Stock as to dividends and upon liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions are made by AIMCO to any holders of Class A Common Stock, the holders of the Class G Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The net proceeds of approximately $98.0 million were used to repay $83.0 million of outstanding indebtedness under the BOA Credit Facility, to fund acquisitions and for general corporate purposes.

         In August 1998, AIMCO issued 2,000,000 shares of Class H Preferred Stock in a public offering. Holders of the Class H Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends equal to $2.375 per share. The Class G Preferred Stock is senior to the Class A Common Stock, and ranks on a parity with the Class B Cumulative Convertible Preferred Stock, Class C Cumulative Preferred Stock, Class D Preferred Stock and Class G Preferred Stock as to dividends and upon liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions are made by AIMCO to any holders of Class A Common Stock, the holders of the Class H Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The net proceeds of approximately $48.1 million were used to repay indebtedness under the BOA Credit Facility.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of June 30, 1998, the Company owned or managed 200,911 apartment units, comprised of 58,345 units in 210 apartment communities owned or controlled by the Company (the "Owned Properties"), 74,318 units in 478 apartment communities in which the Company has an equity interest (the "Equity Properties") and 68,248 units in 357 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including the failure of acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

NET INCOME

The Company recognized net income of $35.3 million for the six months ended June 30, 1998, compared to $9.8 million for the six months ended June 30, 1997. The increase in net income of $25.5 million, or 260%, was primarily the result of a significant increase in the number of owned properties and a significant increase in investments in unconsolidated subsidiaries and real estate partnerships during 1997 (the "1997 Acquisitions"), and the acquisition of Ambassador and the purchase of twelve properties in the first six months of 1998 (the "1998 Acquisitions"). The increase in net income was partially offset by the sale of five properties in 1997 (the "1997 Sold Properties") and one property in 1998 (the "1998 Sold Property"), increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $161.3 million for the six months ended June 30, 1998, compared to $79.7 million for the six months ended June 30, 1997, an increase of $81.6 million, or 102%. Rental and other property revenues consisted of the following (dollars in thousands):

                                                    Six months ended    Six months ended
                                                     June 30, 1998       June 30, 1997
                                                     -------------       -------------
 "Same store" properties                               $ 68,133             $65,146
 1997 Acquisitions                                       68,305               4,639
 1998 Acquisitions                                       18,850                  --
 1997 Sold Properties                                        --               2,460
 1998 Sold Property                                         103               1,061
 Properties in lease-up after the completion of an
 expansion or renovation                                  5,873               6,413
                                                       --------             -------
 Total                                                 $161,264             $79,719
                                                       ========             =======

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $59.6 million for the six months ended June 30, 1998, compared to $31.2 million for the six months ended June 30, 1997, an increase of $28.4 million or 91%. Operating expenses consisted of the following (dollars in thousands):

                                                   Six months ended    Six months ended
                                                    June 30, 1998        June 30, 1997
                                                    -------------        -------------
 "Same store" properties                               $26,578              $26,073
 1997 Acquisitions                                      24,886                1,674
 1998 Acquisitions                                       5,970                   --
 1997 Sold Properties                                       --                  978
 1998 Sold Property                                        197                  373
 Properties in lease-up after the completion of an
 expansion or renovation                                 2,012                2,062
                                                       -------              -------
 Total                                                 $59,643              $31,160
                                                       =======              =======

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $4.7 million for the six months ended June 30, 1998, compared to $2.7 million for the six months ended June 30, 1997, an increase of $2.0 million, or 74%. The increase resulted from the acquisition of properties in 1997 and 1998.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $3.9 million for the six months ended June 30, 1998, compared to $2.5 million for the six months ended June 30, 1997. The increase in service company business income of $1.4 million was due to increased management and other fees from the acquisition of partnership interests and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0.8 million for the six months ended June 30, 1997 to $4.1 million for the six months ended June 30, 1998, a 412% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997. In addition, due to the growth of the Company, several new departments have been added including legal, tax, and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $34.8 million for the six months ended June 30, 1998, compared to $20.6 million for the six months ended June 30, 1997, an increase of $14.2 million, or 69%. The increase consists of the following (dollars in thousands):

          Interest expense on secured short-term and long-term
            indebtedness incurred in connection with the 1997
            Acquisitions                                                   $10,599
          Interest expense on secured and unsecured short-term and
            long-term indebtedness incurred in connection with the 1998
            Acquisitions                                                     3,480
          Increase in interest expense on the Company's other
            indebtedness                                                        95
                                                                           -------
          Total increase                                                   $14,174
                                                                           =======

INTEREST INCOME

Interest income totaled $11.4 million for the six months ended June 30, 1998, compared to $1.4 million for the six months ended June 30, 1997. The increase of $10.0 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

The Company recognized net income of $13.6 million for the three months ended June 30, 1998, compared to $5.3 million for the three months ended June 30, 1997. The increase in net income of $8.3 million, or 156%, was primarily the result of a significant increase in the number of owned properties and a significant increase in investments in unconsolidated subsidiaries and real estate partnerships during 1997 (the "1997 Acquisitions"), and the acquisition of Ambassador and the purchase of twelve properties in the first six months of 1998 (the "1998 Acquisitions"). The increase in net income was partially offset by the sale of five properties in 1997 (the "1997 Sold Properties") and one property in 1998 (the "1998 Sold Property"), increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Company's Owned Properties totaled $89.9 million for the three months ended June 30, 1998, compared to $41.7 million for the three months ended June 30, 1997, an increase of $48.2 million, or 116%. Rental and other property revenues consisted of the following (dollars in thousands):

                                                 Three months ended   Three months ended
                                                    June 30, 1998      June 30, 1997
                                                    -------------      -------------
 "Same store" properties                               $34,198            $32,755
 1997 Acquisitions                                      34,439              3,935
 1998 Acquisitions                                      18,524                 --
 1997 Sold Properties                                       --              1,260
 1998 Sold Property                                         --                541
 Properties in lease-up after the completion of an
 expansion or renovation                                 2,767              3,188
                                                       -------            -------
 Total                                                 $89,928            $41,679
                                                       =======            =======

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $33.3 million for the three months ended June 30, 1998, compared to $16.7 million for the three months ended June 30, 1997, an increase of $16.6 million or 99%. Operating expenses consisted of the following (dollars in thousands):

                                                  Three months ended     Three months ended
                                                    June 30, 1998          June 30, 1997
                                                    -------------          -------------
 "Same store" properties                               $13,900                $13,480
 1997 Acquisitions                                      12,605                  1,466
 1998 Acquisitions                                       5,815                     --
 1997 Sold Properties                                       --                    510
 1998 Sold Property                                         --                    187
 Properties in lease-up after the completion of an
 expansion or renovation                                 1,014                  1,061
                                                       -------                -------
 Total                                                 $33,334                $16,704
                                                       =======                =======

Owned property management expenses, representing the costs of managing the Company's Owned Properties, totaled $2.6 million for the three months ended June 30, 1998, compared to $1.4 million for the three months ended June 30, 1997, an increase of $1.2 million, or 86%. The increase resulted from the acquisition of properties in 1997 and 1998.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1.2 million for the three months ended June 30, 1998, compared to $1.7 million for the three months ended June 30, 1997. The decrease in service company business income of $0.5 million was due to increased management and other expenses from the acquisition of partnership interests, and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0.4 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998, a 425% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997. In addition, due to the growth of the Company, several new departments have been added including legal, tax, and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $19.3 million for the three months ended June 30, 1998, compared to $11.2 million for the three months ended June 30, 1997, an increase of $8.1 million, or 72%. The increase consists of the following (dollars in thousands):

          Interest expense on secured short-term and long-term
            indebtedness incurred in connection with the 1997
            Acquisitions                                                    $4,654
          Interest expense on secured and unsecured short-term and
            long-term indebtedness incurred in connection with the 1998
            Acquisitions                                                     3,394
          Increase in interest expense on the Company's other
            indebtedness                                                       137
                                                                            ------
          Total increase                                                    $8,185
                                                                            ======

INTEREST INCOME

Interest income totaled $5.3 million for the three months ended June 30, 1998, compared to $0.8 million for the three months ended June 30, 1997. The increase of $4.5 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $49.3 million in cash and cash equivalents. In addition, the Company had $75.1 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO Operating Partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

In January 1998, the Company replaced its previous $100 million revolving credit facility with a new $50 million unsecured credit facility with Bank of America and BankBoston, N.A. (the "BOA Credit Facility"). The AIMCO Operating Partnership is the borrower under the BOA Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. The interest rate under the BOA Credit Facility is based on either LIBOR or Bank of America's reference rate, at the election of the AIMCO Operating Partnership, plus an applicable margin (the "Margin"). The Margin ranges between 0.6% and

1.0% in the case of LIBOR-based loans, and between 0% and 0.5% in the case of loans based on Bank of America's reference rate, depending upon the credit rating of the AIMCO Operating Partnership's senior unsubordinated unsecured long-term indebtedness. The BOA Credit Facility expires on January 26, 2000, unless extended for successive one-year periods, at the discretion of the lenders. The BOA Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The Company had outstanding borrowings under the BOA Credit Facility of $118.5 million as of June 30, 1998.

In May 1998, the Company amended the BOA Credit Facility, to increase its borrowing capacity thereunder to $155.0 million for a six-month period. At the conclusion of the six-month period, the maximum borrowing capacity returns to its original $50.0 million. The interest rate to be applied to the incremental borrowings is based on either LIBOR plus a margin of 0.9% or the aforementioned Bank of America reference rate.

In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the AIMCO Operating Partnership (the "Owners"), as guarantors, entered into a five year, $50 million secured revolving credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a term facility. The WMF Credit Facility provides that all the rights of Washington Mortgage are assigned to the Federal National Mortgage Association ("FNMA"), but FNMA does not assume Washington Mortgage's obligations under the WMF Credit Facility. At the AIMCO Operating Partnership's request, the commitment amount under the WMF Credit Facility may be increased to an amount not to exceed $250 million, subject to the consent of Washington Mortgage and FNMA in their sole and absolute discretion. The AIMCO Operating Partnership and affiliates have pledged their ownership interests in the Owners as security for its obligations under the WMF Credit Facility. The guarantees of the Owners are secured by assets of the Owners, including four apartment properties and two mortgage notes. Advances to the AIMCO Operating Partnership under the WMF Credit Facility are funded with the proceeds of the sale to investors of mortgage-backed securities issued by FNMA, that are secured by the advance and an interest in the collateral. The interest rate on each advance is determined by investor bids for such mortgage-backed securities, plus a margin presently equal to 0.5%. The maturity date of each advance under the revolving portion of the WMF Credit Facility is a date between three and nine months from the closing date of the advance, as selected by the AIMCO Operating Partnership. Advances under the term facility mature at a date, selected by the AIMCO Operating Partnership, between ten and twenty years from the date of the advance. Subject to certain conditions, the AIMCO Operating Partnership has the right to add or substitute collateral. The WMF Credit Facility requires the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and interest coverage ratio of at least 2.25 to 1.0, and a debt service coverage ratio of at least 2.0 to 1.0, imposes minimum net worth requirements and also provides other financial covenants and interest coverage ratio requirements that are specifically related to the collateral. The Company had outstanding borrowings under the WMF Credit Facility of $50.0 million as of June 30, 1998.

In September 1997, the Company entered into an interest rate lock agreement with a major investment banking company, having a notional principal amount of $75.0 million, in anticipation of refinancing certain floating rate indebtedness. The interest rate lock agreement fixed the ten-year treasury rate at 6.32%. During 1998, the Company refinanced certain mortgage indebedness relating to ten real estate partnerships and realized losses of approximately $3.9 million, which have been deferred and will be amortized over the life of the refinanced debt. These losses, when amortized, will result in effective interest rates of 7.7% over the life of the refinanced debt.

On May 8, 1998, in connection with the consummation of the merger with Ambassador, the Company assumed six interest rate swap agreements, having termination dates between October 3, 2003, and March 3, 2004, with several major investment banking firms.

The swap agreements modify the interest characteristics of a portion of the Company's outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as adjustment of interest expense related to the debt. The related interest amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Pursuant to the terms of the swap and related credit support agreements, the Company is required to post collateral to the swap providers for an amount equal to their exposure, as defined, in each case to the extent that a specified threshold is exceeded. The collateral posted by the Company may be in the form of cash or governmental securities, as determined by the Company. At June 30, 1998, the Company had posted approximately $6.6 million in cash collateral under its swap agreements. The Company estimates that for every 0.25% decrease in the LIBOR interest rate yield, it will be required to post approximately $2 million of additional collateral with the swap providers. If interest rates rise, the Company estimates that for every 0.25% increase in the LIBOR interest rate yield curve, recovery of the posted collateral of a similar amount will be received up to the outstanding collateral balances.

On June 2, 1998, the Company settled one of the swap agreements. It is the intent of the Company to terminate the remaining swap agreements in December, 1998. Based on the market value of the outstanding swap agreements at June 30, 1998, the Company had an unrealized loss of $1.9 million.

From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the purchase price for such interests. Cash payments made in connection with such acquisitions totaled $10.9 million for the six months ended June 30, 1998.

The Company expects to meet its short-term liquidity requirements, including property acquisitions, refinancings of short-term debt, and tender offers, with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term indebtedness (including indebtedness under the BOA Credit Facility and the WMF Credit Facility), the issuance of debt securities, OP Units or equity securities in public offerings or private placements, and cash generated from operations. In April 1997, the Company filed a shelf registration statement with the SEC that registered $1.0 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997. As of July 31, 1998, the Company had issued common and preferred stock thereunder and received net proceeds of approximately $678.7 million.

As of June 30, 1998, 94% of the Company's Owned Properties and 43% of its total assets were encumbered by debt, and the Company had total outstanding indebtedness of $1,314.5 million, of which $1,196.0 was secured by Owned Properties and other assets. The Company's indebtedness is comprised of $751.3 million of secured, long-term financing, $50.0 million of secured, short-term financing, $394.7 million of secured, tax-exempt bonds and $118.5 million outstanding under the BOA Credit Facility, which is unsecured. As of June 30, 1998, approximately 14% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation has made 93 loans (the "GMAC Loans"), with an aggregate outstanding principal balance of $420.1 million as of June 30, 1998, to property-owning partnerships of the Company, each of which is secured by the underlying Owned Property of such partnership. GMAC Loans with an aggregate outstanding principal balance of $163.8 as of June 30, 1998, are cross-collateralized with certain other GMAC Loans, and certain loans held by FNMA, having an aggregate principal balance of $303.9 as of June 30, 1998, are cross-collateralized and cross-defaulted with certain other FNMA loans to the Company. Other than certain GMAC Loans, FNMA loans and loans under the BOA Credit Facility and the WMF Credit Facility, none of the Company's debt is subject to cross-collateralization or cross-default provisions.

At June 30, 1998 the weighted average interest rate on the Company's consolidated indebtedness was 7.9%, with a weighted average maturity of 13 years.

CAPITAL EXPENDITURES

For the six months ended June 30, 1998, the Company spent $13.5 million for capital replacements and $8.0 million for initial capital expenditures. In addition, the Company spent an aggregate of $5.3 million for capital enhancements and the renovation of four properties owned by the Company. These expenditures were funded by working capital reserves, borrowings under the Company's credit facilities and cash provided by operating activities. The Company reserves $300 per apartment unit per annum for capital replacements, which totaled $6.6 million for the six months ended June 30, 1998. The Company has $2.4 million of reserved but unspent amounts remaining from prior periods that can be used for future capital replacements. The Company expects to incur initial capital expenditures and capital enhancements (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $56 million during the balance of the year ended December 31, 1998. Initial capital expenditures and capital enhancements will be funded with cash from operating activities and borrowings under the Company's revolving credit facilities.

FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the AIMCO Operating Partnership, plus amortization of management company goodwill, the non-cash, deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual preferred stock. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

For the three and six months ended June 30, 1998 and 1997, the Company's FFO was as follows (dollars in thousands):

                                                  Three Months     Three Months   Six Months      Six Months
                                                     Ended            Ended         Ended           Ended
                                                 June 30, 1998    June 30, 1997  June 30, 1998   June 30, 1997
                                                 -------------    -------------  -------------   -------------
 OPERATING ACTIVITIES
 Income before minority interest in Operating
     Partnership                                    $ 14,594        $  6,039        $ 38,524        $ 11,464
 Extraordinary item - early extinguishment of
     debt                                                 --              --              --             269
 Gain on disposition of properties                        --                          (2,526)             --
 Company's share of real estate depreciation          19,644           7,591          32,423          15,046
 Minority Interest in other partnerships
     share of real estate depreciation                    --            (922)             --          (1,796)
 Amortization of goodwill                              2,338             237           4,727             474
 Equity in earnings of other partnerships:
     Real estate depreciation                          5,938             697           9,131             697
 Equity in earnings of unconsolidated
     subsidiaries:
     Real estate depreciation                             --           1,263              --           1,263
     Deferred  taxes                                   3,982             874           4,291             874
 Amortization of management company goodwill
     and management contracts                          1,709             472           3,088             472
 Less amortization of management contracts
     where the recorded values of certain
     contracts are not expected to be
     recovered through future cash flows                  --            (322)             --            (322)
 Class C Preferred Stock dividend                     (1,346)             --          (2,678)             --
 Class D Preferred Stock dividend                     (2,301)             --          (3,323)             --
                                                    --------        --------        --------        --------
 Funds From Operations (FFO)                        $ 44,558        $ 15,929          83,657          28,441
                                                    ========        ========        ========        ========
 Weighted average common shares, common share
     equivalents, preferred stock convertible
     into common stock and OP Units
     outstanding                                      53,863          23,525          51,478          21,590
                                                    ========        ========        ========        ========

For the six months ended June 30, 1998 and 1997, net cash flows were as follows (dollars in thousands):

                                                              1998             1997
                                                            ---------        ---------
 Cash provided by operating activities                      $   5,838        $  25,035
 Cash flow used in investing activities                      (100,669)        (108,134)
 Cash flow provided by (used in) financing activities         107,063           91,450

CONTINGENCIES

HUD Enforcement and Limited Denials of Participation

A significant number of affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. In March 1997, HUD announced its intention to step up enforcement against property owners and managers who violate their agreements with HUD, and, in July 1997, HUD announced the creation of a new department-wide enforcement division. In June 1997, the St. Louis HUD field office issued three LDPs to NHP Incorporated, a company acquired by AIMCO in December 1997 ("NHP"), as a result of physical inspections and mortgage defaults at one property owned and managed by NHP-related companies (two of which properties are managed by NHP). The LDP suspended NHP's ability to manage or acquire additional HUD-assisted properties in eastern Missouri until June 24, 1998. Although the LDP has expired by its terms, the Company has proposed a settlement agreement with HUD which includes aggregate payments to HUD of approximately $485,000 and withdrawal of the LDP as of its date of issuance. The Company believes a settlement will be expected in the near future. Because an LDP is prospective, existing HUD agreements are not affected, so an LDP is not expected to result in the loss of management service revenue from or to otherwise affect properties that the Company currently manages in the subject regions. In addition, the Company has resolved concerns raised by two other HUD field officers. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.

HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving management of additional HUD-assisted properties. In this regard, since July 1988, 29 HUD-assisted properties owned or managed by NHP or NHP-related companies have defaulted on non-recourse HUD-insured mortgage loans. Eight of these 29 properties are also currently managed by the Company. An additional six properties owned or managed by NHP have received unsatisfactory performance ratings. As a result of the defaults and unsatisfactory ratings, the national HUD office must review any application by the Company to act as property manager or owner for additional HUD-assisted properties. The national HUD office has consistently approved NHP's applications to manage new properties, and the Company received HUD clearance to acquire its interests in NHP and the NHP-related companies. The Company believes that it enjoys a good working relationship with HUD and that the national office will continue to apply the clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

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

Certain of the Company's Owned Properties, and some of the other AIMCO Properties, are located on or near properties that contain or have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the AIMCO Properties. Such hazardous substances have been released at certain Owned Properties and, in at least one case, have migrated from an off-site location onto AIMCO's property. In addition, the Company's Montecito property in Austin, Texas, is located adjacent to, and may be partially on, land that was used as a landfill. Low levels of methane and other landfill gas have been detected at Montecito. The City of Austin, the former landfill operator, has assumed responsibility for conducting all investigation and remedial activities to date associated with the methane and other landfill gas. The remediation of the landfill gas is now substantially complete and the Texas Natural Resources Conservation Commission ("TNRCC") has preliminarily approved the methane gas remediation efforts. Final approval of the site and the remediation process is contingent upon the results of continued methane gas monitors to confirm the effectiveness of the remediation efforts. Should further actionable levels of methane gas be detected, the City of Austin may implement a proposed contingency plan of passive methane gas venting. The City of Austin has also conducted testing at Montecito to determine whether, and to what extent, groundwater has been impacted. Based on test reports received to date by the Company, the groundwater does not appear to be contaminated at actionable levels. The Company has not incurred, and does not expect to incur, liability for the landfill investigation and remediation. However, in connection with the present raising of four of its buildings, the Company has relocated some of its tenants and has installed a venting system according to the TNRCC's specifications. The restabilization was substantially completed as of January 1998, at a total cost of approximately $550,000. The City of Austin will be responsible for monitoring the conditions of Montecito.

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

In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protections Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. A settlement in principle between NHP and the EPA has been reached whereby NHP agreed to pay a fine of $99,900, permit the EPA to audit the maintenance records and technical staffing at 40 NHP properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in 1998. It is possible that the future EPA audits agreed to in the settlement could result in additional allegations by EPA of violations at the properties audited. However, based on the terms of the settlement in principle with the EPA, the Company anticipates that the fines, if any, resulting from any such violations will be nominal.

UNCERTAINTIES REGARDING STATUS OF FEDERAL SUBSIDIES

The Company owns and/or manages approximately 44,000 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. On October 27, 1997, the President of the United States signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP Contracts of certain properties assisted under
Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service payments as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly and certain other properties).

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

HIGH PERFORMANCE UNITS

In January 1998, the Company agreed to sell 15,000 Class I High Performance Partnership Units ("the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as distribution income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Common Stock and OP Units, by
(ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period would have ended June 30, 1998, the Excess Return would have been $114.9 million and the value of the High Performance Units would have been $17.2 million, and such High Performance Units would represent no dilutive effect on net income per share.

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

The Company's management also believes that certain of the Owned Properties possess operational systems (e.g. elevators, fire alarm and extinguishment systems and security systems) which also must be modified or replaced in order to function properly in the 21st century. Management is currently engaged in the identification of all non-compliant operational systems, and has not yet determined the estimated cost of replacing or modifying such systems.

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

LITIGATION

The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiary, taken as a whole.

In connection with the Company's acquisition of interests in limited partnerships that own or manage apartments properties, through tender offers or otherwise, from time to time, the Company is subject to legal actions arising from such activities, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or may violate the relevant partnership agreements. The Company intends to comply with its fiduciary obligations to its limited partners and with the partnership agreements to which it is a party, and does not expect such claims to have a material adverse effect on the consolidated financial conditions or results of operations of the Company and its subsidiaries taken as a whole.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 13, 1998, AIMCO issued 4,200,000 shares of Class D Preferred Stock in an underwritten public offering, for net proceeds of approximately $101.5 million. The Class D Preferred Stock (a) ranks prior to Class A Common Stock and Class B Common Stock, and will rank prior to Class E Preferred Stock, if any, to be issued in the Insignia Merger, and any other class or series of capital stock of AIMCO if the holders of the Class D Preferred Stock are to be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution, and winding-up in preference or priority to the holders of shares of such class or series ("Class D Junior Stock"), (b) ranks on parity with Class B Preferred Stock, Class C Preferred Stock and Class G Preferred Stock and will rank on a parity with Class F Preferred Stock, if any, to be issued in the Insignia Merger, and Class H Preferred Stock, and with any other class or series of capital stock of AIMCO if the holders of such class of stock or series and the Class D Preferred Stock shall be entitled to the receipt of dividends and of amounts distributable upon liquidation, dissolution or winding up in proportion to their respective amounts of accrued and unpaid dividends per share or liquidation preferences, without preference or priority one over the other ("Class D Parity Stock") and (c) ranks junior to any class or series of capital stock of AIMCO if the holders of such class or series shall be entitled to receipt of dividends or amounts distributable upon liquidation, dissolution or winding up in preference or priority to the holders of the Class D Preferred Stock ("Class D Senior Stock").

Holders of Class D Preferred Stock are entitled to receive cash dividends at the rate of 8 3/4% per annum of the $25 liquidation preference (equivalent to $2.1875 per annum per share). Such dividends are cumulative from the date of original issue, and are payable quarterly on or before January 15, April 15, July 15 and October 15 of each year. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distribution by AIMCO shall be made to or set apart for the holders of any shares of Class D Junior Stock, the holders of Class D Preferred Stock shall be entitled to receive a liquidation preference of $25 per share (the "Class D Liquidation Preference"), plus an amount equal to all accumulated, accrued and unpaid dividends to the date of final distribution to such holders; but such holders shall not be entitled to any further payment. If proceeds available for distribution shall be insufficient to pay the preference described above and any liquidating payments on any other shares of any class or series of Class D Parity Stock, then such proceeds shall be distributed among the holders of Class D Preferred Stock and any such other Class D Parity Stock ratably in the same proportion as the respective amounts that would be payable on such Class D Preferred Stock and any such other Class D Parity Stock if all amounts payable thereon were paid in full.

Holders of shares of Class D Preferred Stock have no voting rights, except that if distributions on Class D Preferred Stock or any series or class of Class D Parity Stock shall be in arrears for six or more quarterly periods, the number of directors constituting the AIMCO Board of Directors shall be increased by two (if not already increased by reason of similar types of provisions with respect to shares of Class D Parity Stock) and the holders of Class D Preferred Stock (voting together as a single class with all other shares of Class D Parity Stock which are entitled to similar voting rights) will be entitled to vote for the election of the two additional directors of AIMCO at any annual meeting of stockholders or at a special meeting of the holders of the Class D Preferred Stock called for the purpose.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on May 8, 1998. At the meeting, the stockholders approved the six proposals set forth below:


1. Proposal to elect six directors, for a term for one year each, until the next annual meeting of stockholders and until their successors are elected and qualify

--------------------------------------------------------------------------------
        VOTES FOR       VOTES AGAINST        INSTRUCTED       BROKER NON VOTES
--------------------------------------------------------------------------------
        32,929,828        1,424,750            16,445                0
--------------------------------------------------------------------------------

                          VOTES CAST FOR EACH DIRECTOR

----------------------------------------------------------------
                                        VOTES            VOTES
                                        FOR             WITHHELD
----------------------------------------------------------------
 Terry Considine                      32,929,828       1,424,750

 Richard S. Ellwood                   32,930,164       1,424,414

 Peter K. Kompaniez                   32,945,173       1,409,405

 J. Landis Martin                     32,946,273       1,408,305

 Thomas L. Rhodes                     32,932,528       1,422,050

 John D. Smith                        32,945,728       1,408,850
----------------------------------------------------------------

2. Proposal to approve an amendment to the Apartment Investment and Management Company 1997 Stock and Incentive Plan:

--------------------------------------------------------------------------------
     VOTES FOR         VOTES AGAINST        ABSTENTIONS       BROKER NON VOTES
--------------------------------------------------------------------------------
     25,347,697          8,886,243            125,806               0
--------------------------------------------------------------------------------

3. Proposal to ratify the sale of an aggregate of 15,000 Class I High Performance Partnership Units of the AIMCO Operating Partnership:

--------------------------------------------------------------------------------
     VOTES FOR         VOTES AGAINST        ABSTENTIONS       BROKER NON VOTES
--------------------------------------------------------------------------------
    23,072,713          5,048,846            136,398            6,427,632
--------------------------------------------------------------------------------

4. Proposal to approve the Apartment Investment and Management Company 1998 Incentive Compensation Plan:

--------------------------------------------------------------------------------
     VOTES FOR         VOTES AGAINST        ABSTENTIONS       BROKER NON VOTES
--------------------------------------------------------------------------------
     21,157,536         6,958,084            142,338              6,427,631
--------------------------------------------------------------------------------

5. Proposal to approve an amendment to the Charter of AIMCO to increase the authorized capital stock of AIMCO from 160,750,000 to 510,750,000 shares:

--------------------------------------------------------------------------------
     VOTES FOR         VOTES AGAINST        ABSTENTIONS       BROKER NON VOTES
--------------------------------------------------------------------------------
    21,783,964           5,964,741           2,352,197          4,584,686
--------------------------------------------------------------------------------

6. Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the fiscal year ended December 31, 1998:

--------------------------------------------------------------------------------
     VOTES FOR         VOTES AGAINST        ABSTENTIONS       BROKER NON VOTES
--------------------------------------------------------------------------------
     34,115,409          183,195             61,142                0
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS. The following exhibits are filed with this report (1):

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 2.1          Amended and Restated Agreement and Plan of Merger, dated as of
              May 26, 1998, by and among Apartment Investment and Management
              Company, AIMCO Properties, L.P., Insignia Financial Group, Inc.,
              and Insignia/ESG Holdings, Inc. (Exhibit 2.1 to Amendment No. 2,
              filed June 22, 1998, to the Company's Current Report on Form 8-K,
              dated March 17, 1998)

 3.1          Charter of Apartment Investment and Management Company

 3.2 Bylaws of Apartment Investment and Management Company (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)

 10.1 First Amendment to Credit Agreement, dated as of May 8, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America
              (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 is incorporated herein by this reference)

 10.2 Payment Guaranty, dated as of May 8, 1998, by Ambassador II, L.P., in favor of Bank of America (Exhibit 10.5 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1998 is incorporated herein by this reference)

 10.3 Second Amendment to Credit Agreement, dated as of May 21, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America

 10.4         Payment Guaranty, dated as of May 21, 1998 by Ambassador X, L.P.
              in favor of Bank of America

 10.5         Payment Guaranty, dated as of May 21, 1998, by Ambassador I, Inc.,
              Ambassador II, Inc., Ambassador IV, Inc., Ambassador V, Inc.,
              Ambassador VI, Inc., Ambassador VII, Inc., Ambassador VIII, Inc.,
              Ambassador IX, Inc., Ambassador X, Inc., Ambassador XI, Inc.,
              Ambassador XII, Inc., Ambassador Florida Partners, Inc., A.J.
              One, Inc., and A.J., Two, Inc. in favor of Bank of America

 10.6 Fifth Amendment, dated as of July 15, 1998, to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties,
              L.P., dated as of July 29, 1994.

 10.7         Sixth Amendment dated as of August 14, 1998 to the Second
              Amended and Restated Agreement of Limited Partnership of AIMCO
              Properties, L.P., dated as of July 29, 1994

 10.8         Payment Guaranty, dated as of May 8, 1998, by AIMCO Properties,
              L.P. for the benefit of Federal National Mortgage Association.

 27.1         Financial Data Schedule

 99.1         Form of Underwriters Agreement

         (1) Scheduled and supplemental materials to the exhibits have been omitted but will be provided to the SEC upon request.

(b) Reports on Form 8-K.

During the quarter for which this report is filed, the Company filed Amendment No. 1 on April 3, 1998, and Amendment No. 2 on June 22, 1998, to its Current Report on Form 8-K, dated March 17, 1998, relating to the proposed merger of Insignia Financial Group, Inc. with and into Apartment Investment and Management Company.

The Company filed Amendment No. 2 on May 22, 1998, to its Current Report on Form 8-K, dated December 23, 1997, relating to the merger of Ambassador Apartments, Inc. with and into Apartment Investment and Management Company.

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


                                    APARTMENT INVESTMENT AND
                                    MANAGEMENT COMPANY


Date:  August 14, 1998              /s/ Troy D. Butts
                                    ----------------------------------------
                                    Troy D. Butts
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (duly authorized officer and principal
                                    financial officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 2.1          Amended and Restated Agreement and Plan of Merger, dated as of
              May 26, 1998, by and among Apartment Investment and Management
              Company, AIMCO Properties, L.P., Insignia Financial Group, Inc.,
              and Insignia/ESG Holdings, Inc. (Exhibit 2.1 to Amendment No. 2,
              filed June 22, 1998, to the Company's Current Report on Form 8-K,
              dated March 17, 1998)

 3.1          Charter of Apartment Investment and Management Company

 3.2 Bylaws of Apartment Investment and Management Company (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)

 10.1 First Amendment to Credit Agreement, dated as of May 8, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America
              (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 is incorporated herein by this reference)

 10.2 Payment Guaranty, dated as of May 8, 1998, by Ambassador II, L.P., in favor of Bank of America (Exhibit 10.5 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1998 is incorporated herein by this reference)

 10.3 Second Amendment to Credit Agreement, dated as of May 21, 1998, by and among AIMCO Properties, L.P., the financial institutions listed on the signature pages thereof and Bank of America

 10.4         Payment Guaranty, dated as of May 21, 1998 by Ambassador X, L.P.
              in favor of Bank of America

 10.5         Payment Guaranty, dated as of May 21, 1998, by Ambassador I, Inc.,
              Ambassador II, Inc., Ambassador IV, Inc., Ambassador V, Inc.,
              Ambassador VI, Inc., Ambassador VII, Inc., Ambassador VIII, Inc.,
              Ambassador IX, Inc., Ambassador X, Inc., Ambassador XI, Inc.,
              Ambassador XII, Inc., Ambassador Florida Partners, Inc., A.J.
              One, Inc., and A.J., Two, Inc. in favor of Bank of America


 10.6 Fifth Amendment, dated as of July 15, 1998, to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994.

 10.7 Sixth Amendment dated as of August 14, 1998 to the Second Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994

 10.8 Payment Guaranty, dated as of May 8, 1998, by AIMCO Properties, L.P. for the benefit of Federal National Mortgage Association.

 27.1         Financial Data Schedule

 99.1         Form of Underwriters Agreement