Form 10-Q
period 1998-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1998-11-17
CIK 922864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September  30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -------------------------------------------------

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
Yes  X    No
    ---      ---

The number of shares of Class A Common Stock outstanding as of October 31, 1998:                           48,131,221
The number of shares of Class B Common Stock outstanding as of October 31, 1998:                              162,500

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998
                  (unaudited) and December 31, 1997                                3
                  Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1998 and 1997 (unaudited)             4

                  Consolidated Statements of Cash Flow for the Nine Months
                  Ended September 30, 1998 and 1997 (unaudited)                    5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                                      9


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk      33

PART II. OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds                       33

         Item 4.  Submission of Matters to a Vote of Security Holders             33

         Item 5.  Other Information                                               34

         Item 6.  Exhibits and Reports on Form 8-K                                34

         Signatures                                                               37

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                           Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997
                      (In Thousands, Except Per Share Data)


                                                                                 September 30,        December 31,
                                                                                     1998                  1997
                                                                                 -------------        -------------
                                                                                  (unaudited)

ASSETS
Real estate, net of accumulated depreciation of $330,365 and $153,285              $ 2,355,122         $ 1,503,922
Property held for sale                                                                  42,212               6,284
Investments in and notes receivable from unconsolidated subsidiaries                   127,082              84,459
Investments in and notes receivable from unconsolidated real estate
  partnerships                                                                         246,847             212,150
Cash and cash equivalents                                                               43,681              37,088
Restricted cash                                                                         83,187              24,229
Accounts receivable                                                                     11,545              28,656
Deferred financing costs                                                                21,835              12,793
Goodwill , net of accumulated amortization of $4,854 and $522                          120,503             125,239
Other assets                                                                            69,935              65,690
                                                                                   -----------         -----------
Total assets                                                                       $ 3,121,949         $ 2,100,510
                                                                                   ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                              $   774,676         $   681,421
Secured tax-exempt bond financing                                                      399,925              74,010
Unsecured short-term financing                                                          50,800                --
Secured short-term financing                                                            50,000              53,099
                                                                                   -----------         -----------
Total indebtedness                                                                   1,275,401             808,530
                                                                                   -----------         -----------

Accounts payable, accrued and other liabilities                                        131,799              88,170
Resident security deposits and prepaid rents                                            13,171              10,213
                                                                                   -----------         -----------
Total liabilities                                                                    1,420,371             906,913
                                                                                   -----------         -----------

Commitments and contingencies                                                             --                  --

Minority interests in other partnerships                                                42,086              36,335
Minority interest in AIMCO Operating Partnership                                       137,965             111,962

Stockholders' equity
   Class A Common Stock, $.01 par value, 486,027,500 shares
      authorized, 47,987,092 and 40,418,789 shares issued and outstanding                  481                 403
   Class B Common Stock, $.01 par value, 262,500 shares authorized,
      162,500 shares issued and outstanding                                                  2                   2
   Class B Cumulative Convertible Preferred Stock, $.01 par value,
      750,000 shares authorized, 750,000 shares issued and outstanding                  75,000              75,000
   Class C Cumulative Preferred Stock, $.01 par value, 2,760,000 shares
      authorized, 2,400,000 shares issued and outstanding                               60,000              60,000
   Class D Cumulative Preferred Stock, $.01 par value, 4,600,000 shares
      authorized, 4,200,000  shares issued and outstanding                             105,000                --
   Class G Cumulative Preferred Stock, $.01 par value, 4,140,000 shares
      authorized, 4,050,000 shares issued and outstanding                              101,250                --
   Class H Cumulative Preferred Stock, $.01 par value, 2,300,000 shares
      authorized, 2,000,000 shares issued and outstanding                               50,000                --
   Additional paid-in capital                                                        1,236,962             977,601
   Notes due on common stock purchases                                                 (43,647)            (35,095)
   Distributions in excess of earnings                                                 (63,521)            (30,928)
   Accumulated other comprehensive losses                                                 --                (1,683)
                                                                                   -----------         -----------
   Total stockholders' equity                                                        1,521,527           1,045,300
                                                                                   -----------         -----------
Total liabilities and stockholders' equity                                         $ 3,121,949         $ 2,100,510
                                                                                   ===========         ===========



          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                For the Three Months Ended            For the Nine Months Ended
                                                            ----------------------------------   -----------------------------------
                                                              Sept. 30, 1998   Sept. 30, 1997      Sept. 30, 1998   Sept. 30, 1997
                                                            ----------------- ----------------   ----------------- -----------------

RENTAL PROPERTY OPERATIONS
Rental and other property revenues                              $ 104,436        $  47,364            $ 265,700        $ 127,083
Property operating expenses                                       (41,957)         (19,577)            (101,600)         (50,737)
Owned property management expense                                  (3,033)          (1,610)              (7,746)          (4,344)
Depreciation                                                      (25,503)          (8,802)             (59,792)         (23,848)
                                                                ---------        ---------            ---------        ---------
Income from property operations                                    33,943           17,375               96,562           48,154
                                                                ---------        ---------            ---------        ---------

SERVICE COMPANY BUSINESS
Management fees and other income                                    4,406            3,568               13,968            9,173
Management and other expenses                                      (2,631)          (2,386)              (8,101)          (5,029)
Corporate overhead allocation                                        --               (147)                (196)            (441)
Other assets depreciation and amortization                           --                (75)                  (3)            (236)
                                                                ---------        ---------            ---------        ---------
Income from service company business                                1,775              960                5,668            3,467
Minority interests in service company business                       --                 50                 --                 48
                                                                ---------        ---------            ---------        ---------
Company's share of income from service company
  business                                                          1,775            1,010                5,668            3,515
                                                                ---------        ---------            ---------        ---------

General and administrative expenses                                (3,341)            (624)              (7,444)          (1,408)
Interest expense                                                  (21,978)         (12,755)             (56,756)         (33,359)
Interest income                                                     6,894            3,117               18,244            4,458
Minority interest in other partnerships                              (536)            (212)              (1,052)            (777)
Equity in losses of unconsolidated partnerships                      (396)             (84)              (5,078)            (463)
Equity in earnings of unconsolidated subsidiaries                   2,804              542                8,413              456
Amortization of goodwill                                           (1,677)            (237)              (5,071)            (711)
                                                                ---------        ---------            ---------        ---------
Income from operations                                             17,488            8,132               53,486           19,865
Extraordinary item - early extinguishment of debt                    --               --                   --               (269)
Gain on disposition of properties                                     257             (169)               2,783             (169)
                                                                ---------        ---------            ---------        ---------
Income before minority interest in AIMCO Operating
   Partnership                                                     17,745            7,963               56,269           19,427
Minority interest in AIMCO Operating Partnership                   (1,163)            (996)              (4,425)          (2,612)
                                                                ---------        ---------            ---------        ---------
Net income                                                      $  16,582        $   6,967            $  51,844        $  16,815
                                                                =========        =========            =========        =========


Net income attributable to preferred stockholders               $   7,670        $     835            $  16,320        $     835
                                                                =========        =========            =========        =========
Net income attributable to common stockholders                  $   8,912        $   6,132            $  35,524        $  15,980
                                                                =========        =========            =========        =========


Net income                                                      $  16,582        $   6,967            $  51,844        $  16,815
Other comprehensive income:
   Net unrealized gains on investment in securities                  --              1,175                 --              1,175
                                                                ---------        ---------            ---------        ---------
Comprehensive income                                            $  16,582        $   8,142            $  51,844        $  17,990
                                                                =========        =========            =========        =========


Basic earnings per common share                                 $    0.19        $    0.25            $    0.80        $    0.77
                                                                =========        =========            =========        =========

Diluted earnings per common share                               $    0.19        $    0.25            $    0.79        $    0.77
                                                                =========        =========            =========        =========

Weighted average common shares outstanding                         47,062           24,425               44,562           20,576
                                                                =========        =========            =========        =========

Weighted average common shares and common share
   equivalents outstanding                                         47,403           24,609               44,765           20,629
                                                                =========        =========            =========        =========

Dividends paid per common share                                 $  0.5625        $  0.4625            $   1.125        $   0.925
                                                                =========        =========            =========        =========



          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                                                      For the Nine           For the Nine
                                                                                      Months Ended         Months Ended
                                                                                     Sept. 30, 1998       Sept. 30, 1997
                                                                                    -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                            $  51,844            $  16,815
                                                                                        ---------            ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         67,344               26,595
     (Gain) loss on disposition of properties                                              (2,783)                 169
     Minority interest in Operating Partnership                                             4,425                2,612
     Minority interests in other partnerships                                               1,052                  777
     Equity in earnings of unconsolidated partnerships                                      5,078                  463
     Equity in earnings of unconsolidated subsidiaries                                     (8,413)                (456)
     Extraordinary loss on early extinguishment of debt                                      --                    269
     Changes in operating assets and operating liabilities                                (67,722)               6,191
                                                                                        ---------            ---------
            Total adjustments                                                              (1,019)              36,620
                                                                                        ---------            ---------
            Net cash provided by operating activities                                      50,825               53,435
                                                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of real estate                                                            (63,839)             (86,205)
       Additions to real estate                                                           (47,878)             (16,959)
       Proceeds from sale of property held for sale                                        19,627                  231
       Additions to property held for sale                                                 (1,986)                (139)
       Purchase of general and limited partnership interests                              (27,016)             (67,393)
       Purchase of / additions to notes receivable                                        (72,445)             (39,918)
       Proceeds from repayments of notes receivable                                        21,562                 --
       Distributions from investments in real estate partnerships
               and unconsolidated subsidiaries                                                513               38,000
       Cash received in connection with Ambassador Merger                                   4,492                 --
       Contribution  to unconsolidated subsidiaries                                       (13,032)                --
       Purchase of NHP common stock                                                          --               (121,437)
       Purchase of investments held for sale                                               (4,935)             (19,881)
       Purchase of office equipment and leasehold improvements                               --                 (1,113)
       Redemption of OP Units                                                                (516)                --
                                                                                        ---------            ---------
            Net cash used in investing activities                                        (185,453)            (314,814)
                                                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from secured notes payable borrowings                                      44,252               94,111
       Principal repayments on secured notes payable                                      (56,262)              (4,451)
       Principal repayments on secured tax-exempt bond financing                           (1,436)              (1,056)
       Repayments on secured short-term financing                                         (30,693)            (258,922)
       Net borrowings on the Company's revolving credit facilities                         33,237              140,680
       Payment of loan costs, net of proceeds from interest rate hedge                     (5,727)               1,346
       Proceeds from issuances of common and preferred stock                              253,239              343,960
       Repurchase of common stock                                                         (10,972)                --
       Principal repayments received on notes due from officers on
             Class A Common Stock purchases                                                 8,084               10,323
       Payment of common stock dividends                                                  (73,322)             (28,135)
       Payment of distributions to minority interest in AIMCO Operating Partnership        (8,702)              (3,872)
       Payment of preferred stock dividends                                               (10,916)                --
       Payment of distributions to minority interest in other partnerships                 (1,549)                --
       Proceeds from issuance of High Performance Units                                     1,988                 --
                                                                                        ---------            ---------
            Net cash provided by financing activities                                     141,221              293,984
                                                                                        ---------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   6,593               32,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           37,088               13,170
                                                                                        ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  43,681            $  45,775
                                                                                        =========            =========



          See accompanying notes to consolidated financial statements.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                      Consolidated Statements of Cash Flow
         (In Thousands Except Share and Operating Partnership Unit Data)



1998 NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE

Secured notes payable assumed in connection with purchase of real estate                                            $  80,238
Real estate purchased in exchange of 867,751 Partnership Common Units ("OP Units") of AIMCO Properties, L.P.           29,339
                                                                                                                    ---------
                                                                                                                    $ 109,577
                                                                                                                    ==========


PURCHASE OF AMBASSADOR APARTMENTS, INC.

In May 1998, the Company acquired all of the common stock of Ambassador Apartments, Inc., par value $.01 per share (The "Class A Common Stock") ("Ambassador"), in exchange for 6,578,833 shares of AIMCO's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") with a recorded value of $251.3 million (see Note 3).

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


REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the nine months ended September 30, 1998, 270,563 OP Units with recorded values of $5,514 were redeemed in exchange for an equal number of shares of Class A Common Stock.


PROPERTY HELD FOR SALE

During the nine months ended September 30, 1998, the Company entered into sales agreements to sell four multifamily properties with a net book value of $42,106. These assets were reclassified to property held for sale.


RECEIPT OF NOTES PAYABLE FROM OFFICERS

During the nine months ended September 30, 1998, the Company issued notes receivable from officers for a total of $16,636 in connection with their purchase of 406,072 shares of Class A Common Stock.

OTHER

During the nine months ended September 30, 1998, AIMCO Properties, L.P. issued an additional 194,208 OP Units with a recorded value of $4,045 in connection with the purchase of certain partnership interests.

During the nine months ended September 30, 1998, AIMCO obtained control of real estate partnerships which became consolidated. The non-cash effects are as follows:

     Real estate                                                                                                     $ 22,089
     Secured notes payable                                                                                              4,679
     Investment in and notes receivable from real estate partnerships                                                  16,683
     Accounts payable, accrued and other liabilities                                                                      727

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                Consolidated Statements of Cash Flow (Continued)
         (In Thousands Except Share and Operating Partnership Unit Data)


During the nine months ended September 30, 1998, AIMCO contributed certain assets and liabilities to unconsolidated subsidiaries and unconsolidated partnerships as follows:

     Investment in unconsolidated subsidiaries                                $  34,300
     Investment in unconsolidated partnerships                                    3,361
     Restricted cash                                                                552
     Accounts receivable                                                         13,972
     Other assets                                                                18,719
     Accounts payable, accrued and other liabilities                             62,011


1997 NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE

Secured notes payable assumed in connection with purchase of real estate      $  63,446
Real estate purchased in exchange for 1,897,794 Operating Partnership Units      55,906
                                                                              ---------
                                                                              $ 119,352
                                                                              =========


PURCHASE OF 53.3% INTEREST IN NHP INCORPORATED

In May 1997, the Company acquired 2,866,071 shares of NHP Incorporated's ("NHP") common stock in exchange for 2,142,857 shares of AIMCO'S Class A Common Stock with a recorded value of $57,321. Subsequent to the purchase, the Company contributed the NHP common stock to AIMCO/NHP Holdings, Inc. ("ANHI"), an unconsolidated subsidiary formed in April 1997, in exchange for all of the shares of ANHI's nonvoting preferred stock, representing a 95% economic interest in ANHI. Concurrent with this contribution, ANHI obtained a loan in the amount of $72,600,

Concurrently with this contribution, ANHI obtained a loan in the amount of $72,600, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock. In August and September 1997, AIMCO purchased 5,717,000 shares of NHP common stock from ANHI for an aggregate purchase price of $114,397, and purchased an additional 434,049 shares OF NHP common stock from third parties, pursuant to a stock purchase agreement. Upon the completion of these transactions, AIMCO and ANHI owned a combined total of 6,930,122 shares of NHP common stock, representing 53.3% of NHP's outstanding common stock as of September 30, 1997.

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


REDEMPTION OF OPERATING PARTNERSHIP UNITS

During the nine months ended September 30, 1997, 558,601 OP Units with a recorded value of $8,555 were redeemed in exchange for an equal number of shares of Class A Common Stock.

PROPERTY HELD FOR SALE

In the third quarter of 1997, the Company entered into contracts to sell five apartment communities with a net book value of $19,100. These assets were reclassified to property held for sale.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                Consolidated Statements of Cash Flow (Continued)
         (In Thousands Except Share and Operating Partnership Unit Data)


ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS

During the nine months ended September 30, 1997, the Company issued notes receivable from officers for a total of $33,700 in connection with their purchase of 1,125,000 shares of Class A Common Stock.

OTHER

During the nine months ended September 30, 1997, the Company reclassified $1,323 of other assets to real estate as a purchase price allocation adjustment. In addition, the Company wrote off $4,065 of other assets allocable to limited partners in partnerships controlled by the Company, to minority interests in other partnerships.

During the nine months ended September 30, 1997, AIMCO Properties, L.P. issued an additional 198,218 OP Units with a recorded value of $6,653 in connection with the purchase of certain partnership interests in 1996.

During the nine months ended September 30, 1997, the Company recorded unrealized gains on investments held for sale of $1,175.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)



NOTE 1 -          ORGANIZATION

                  Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P. (the "AIMCO Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 89% interest in the AIMCO Operating Partnership as of September 30, 1998. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

                  At September 30, 1998, AIMCO had 47,987,092 shares of Class A Common Stock outstanding and the AIMCO Operating Partnership had 6,156,415 Partnership Common Units ("OP Units") outstanding, for a combined total of 54,143,507 shares and OP Units outstanding.

                  As of September 30, 1998, the Company, through its subsidiaries, owned or controlled 57,561 units in 207 apartment communities and had an equity interest in 75,050 units in 481 apartment communities. In addition, the Company managed 67,929 units in 355 apartment communities for third parties and affiliates, bringing the total owned and managed portfolio to 200,540 units in 1,043 apartment communities. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.


NOTE 2 -          BASIS OF PRESENTATION

                  Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships and limited liability companies. Interests held by limited partners in real estate limited partnerships and limited liability companies controlled by the Company are reflected as Minority Interests in Other Partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of property-owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership are generally not available to pay creditors or secure the obligations of AIMCO or the AIMCO Operating Partnership.

                  Investments in Unconsolidated Subsidiaries

                  The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings from unconsolidated subsidiaries.

                  Investments in and Notes Receivable from Real Estate Partnerships

                  The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in losses of unconsolidated partnerships.

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

                  Earnings per Share

                  Earnings per share for the three and nine months ended September 30, 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (see Note 7).

                  Interim Information

                  The accompanying unaudited consolidated financial statements of the Company as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

                  Reclassification

                  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.


NOTE 3 -          REAL ESTATE

                  In May 1998, AIMCO acquired, through a merger, Ambassador Apartments, Inc. ("Ambassador"), resulting in the issuance of up to 6,578,833 shares of Class A Common Stock. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

                  In addition to the merger with Ambassador, during the nine months ended September 30, 1998, the Company purchased 19 apartment communities containing 4,273 apartment units, as described below:


Date                                                                          Number
Acquired                  Property                    Location               of Units
--------                  --------                    --------               --------
1/98                      Crossings at Bell           Amarillo, TX               160
2/98                      Steeplechase                Tyler, TX                  484
3/98                      Casa Anita                  Phoenix, AZ                224
3/98                      San Marina                  Phoenix, AZ                399
3/98                      Cobble Creek                Tuscon, AZ                 301
3/98                      Rio Cancion                 Tuscon, AZ                 379
3/98                      Sundown Village             Tuscon, AZ                 330
4/98                      Arbor Station               Montgomery, AL             264
4/98                      Heather Ridge               Arlington, TX               72
5/98                      Landmark                    Albuquerque, NM            101
6/98                      Citrus Grove                Redlands, CA               198
6/98                      Villa La Paz                Sun City, CA                96
7/98                      Sunset Village              Oceanside,CA               114
7/98                      Sunset Citrus               Vista, CA                   97
7/98                      Rancho Escondido            Escondido, CA              334
8/98                      Atrium                      Plantation, FL             210
8/98                      Colony                      Bradenton, FL              166
9/98                      Fisherman's Landing         Hillsborough County, FL    256
9/98                      Sun Lake                    Brandon, FL                 88
                                                                               -----
                                                                               4,273
                                                                               =====


                  The aggregate consideration paid by the Company of $886.1 million (including Ambassador) consisted of $153.2 million in cash, 867,751 OP Units valued at $29.3 million, 6,578,833 shares of stock valued at $251.3 million and the assumption of $452.3 million of secured long-term indebtedness. The cash portions of the acquisitions were funded with borrowings under the Company's revolving credit facilities.

                  During the nine months ended September 30, 1998, the Company sold two apartment communities containing an aggregate of 702 apartment units for aggregate sales price of $18.3 million, less selling costs of $0.3 million. The Company recognized aggregate gains of $3.4 million on the sales. The Company used the cash proceeds to pay down a portion of the outstanding balance on the BOA Credit Facility (as defined in Note 9) and to pay closing costs.

                  As of September 30, 1998, the Company's management has indicated its intent to sell six properties. Accordingly, these properties have been reclassified from real estate to property held for sale on the consolidated balance sheet.


NOTE 4 -          INTEREST RATE LOCK AGREEMENTS

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

                  In August 1998, the Company entered into two interest rate lock agreements having notional principal amounts of $125.0 million and $50.0 million, respectively, in anticipation of refinancing certain floating rate indebtedness. The interest rate lock agreements fixed the ten-year treasury rate at 5.35% and 5.625%, respectively. Based on the fair value of the interest rate lock agreements at September 30, 1998, the Company has a potential loss on the hedges of approximately $9.5 million and $2.9 million, respectively. Management anticipates that the debt will be refinanced during the first quarter of 1999 and any gain or loss on the interest rate lock agreement will be amortized to interest expense over the term of the refinanced loan.


NOTE 5 -          COMMITMENTS

                  High Performance Units

                  In January 1998, the Company sold an aggregate of 15,000 Class I High Performance Partnership Units ("the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing the product of (i) (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period had ended September 30, 1998, the Excess Return would have been $16.5 million and the value of the High Performance Units would have been $2.5 million, and such High Performance Units would have had no dilutive effect on net income per share.


NOTE 6 -          STOCKHOLDERS' EQUITY

                  Issuance of Stock


                                                NET       OPTION OF      ANNUAL     LIQUIDATION
                                  SHARES      PROCEEDS    CO. REDEEM-   DIVIDEND    PREFERENCE
                   DATES          ISSUED     (MILLIONS)    ABLE ON        RATE          RATE
                   -----          ------     ----------   ----------    --------    ------------
Class D             Feb.,                                   Feb.,
Preferred Stock     1998        4,200,000    $  101.5       2003      $   2.1875    $25 per share

Class G             Jul.,                                   Jul.,
Preferred Stock     1998        4,050,000    $   98.0       2008      $   2.34375   $25 per share

Class H             Aug.,                                   Aug.,
Preferred Stock     1998        2,000,000    $   48.1       2003      $   2.375     $25 per share

                  On or after the above listed redemption dates, the Company may redeem shares of Class D, G or H Preferred Stocks, in whole or in part, at a cash redemption price equal to 100% of the above listed Class D, G and H Liquidation Preferences plus all accrued and unpaid dividends to the date fixed for redemption.

                  During the nine months ended September 30, 1998, the Company sold 442,126 shares of Class A Common Stock to certain members of the Company's management, at an average price of $36.90 per share. In payment for the stock, such members of management executed notes payable to AIMCO totaling $16.3 million, which bear interest at a fixed rate of 7.0% per annum, payable quarterly, and are due in ten years. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed. During the nine months ended September 30, 1998, the Company received payments on notes payable from the Company's management of $8.1 million.

                  Warrants

                  On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties controlled by Oxford or its affiliates. The actual number of shares of Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangement with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years. The Oxford Warrants were valued at $1.2 million using the "Black-Scholes" model, which was additional consideration paid to acquire the property management contracts related to the properties controlled by Oxford or its affiliates. The Oxford Warrants were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2).

                  Stock Repurchases

                  During the nine months ended September 1998, the Company repurchased 299,600 shares of Class A Common Stock on the open market for $11.0 million, or an average price of $36.68 per share.

NOTE 7 -          EARNINGS PER SHARE

                  The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share data):



                                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                            SEPT. 30, 1998        SEPT. 30, 1997
                                                                          ------------------    ------------------
                 Numerator:
                 Net income                                                  $   16,582            $    6,967
                 Preferred stock dividends                                       (7,670)                 (835)
                                                                             ----------            ----------

                 Numerator for basic and diluted earnings per share -
                 income attributable to common stockholders                  $    8,912            $    6,132
                                                                             ==========            ==========

                 Denominator:
                 Denominator for basic earnings per share - weighted
                 average number of shares of common stock outstanding            47,062                24,425
                 Effect of dilutive securities                                      341                   184
                                                                             ----------            ----------

                 Denominator for dilutive earnings per share                     47,403                24,609
                                                                             ==========            ==========

                 Basic earnings per common share:
                    Operations                                               $     0.18            $     0.26
                    Gain on disposition of properties                              0.01                 (0.01)
                    Extraordinary item                                               --                    --
                                                                             ----------            ----------

                    Total                                                    $     0.19            $     0.25
                                                                             ==========            ==========

                 Diluted earnings per common share:
                    Operations                                               $     0.18            $     0.26
                    Gain on disposition of properties                              0.01                 (0.01)
                    Extraordinary item                                               --                    --
                                                                             ----------            ----------

                    Total                                                    $     0.19            $     0.25
                                                                             ==========            ==========


                                                                               NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                                SEPT. 30, 1998      SEPT. 30, 1997
                                                                               -----------------  -----------------
                 Numerator:
                 Net income                                                       $   51,844          $   16,815
                 Preferred stock dividends                                           (16,320)               (835)
                                                                                  ----------          ----------
                 Numerator for basic and diluted earnings per share -
                 income attributable to common stockholders                       $   35,524          $   15,980
                                                                                  ==========          ==========

                 Denominator:
                 Denominator for basic earnings per share - weighted
                 average number of shares of common stock outstanding                 44,562              20,576
                 Effect of dilutive securities                                           203                  53
                                                                                  ----------          ----------
                 Denominator for dilutive earnings per share                          44,765              20,629
                                                                                  ==========          ==========

                 Basic earnings per common share:
                    Operations                                                    $     0.74          $     0.79
                    Gain on disposition of properties                                   0.06               (0.01)
                    Extraordinary item                                                    --               (0.01)
                                                                                  ----------          ----------
                    Total                                                         $     0.80          $     0.77
                                                                                  ==========          ==========

                 Diluted earnings per common share:
                    Operations                                                    $     0.73          $     0.79
                    Gain on disposition of properties                                   0.06               (0.01)
                    Extraordinary item                                                    --               (0.01)
                                                                                  ----------          ----------
                    Total                                                         $     0.79          $     0.77
                                                                                  ==========          ==========


NOTE 8 -          PRO FORMA FINANCIAL STATEMENTS

                  During the nine months ended September 30, 1998, the Company purchased Ambassador. During the nine months ended September 30, 1997, the Company purchased the NHP Real Estate Companies and, through an unconsolidated subsidiary, purchased a 53.3% interest in NHP Incorporated ("NHP"). The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, have been prepared as if the above described transactions had occurred at the beginning of the period being reported on. The following Pro Forma Financial Information is based, in part, on the following historical financial statements: (i) the unaudited financial data of the Company for the nine months ended September 30, 1998 and 1997; (ii) the unaudited Consolidated Financial Statements of Ambassador for the four months ended April 30, 1998 and the nine months ended September 30, 1997;
                  (iii) the unaudited Consolidated Financial Statements of NHP for the nine months ended September 30, 1997 (which have been restated to reflect NHP's subsidiary, WMF Group Ltd., as a discontinued operation), and (iv) the unaudited Combined Financial Statements of the NHP Real Estate Companies for the five months ended May 31, 1997.

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

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                      SEPT. 30,      SEPT. 30,
                                                                       1998            1997
                                                                       ----            ----
Rental property operations                                            $109,315      $ 74,988
Company's share of income from service company business                  5,668         1,999
Income before extraordinary item and minority interest in Operating
    Partnership                                                         57,159        17,938
                                                                      --------      --------
Net income                                                            $ 55,240      $ 15,749
                                                                      ========      ========

Net income attributable to preferred stockholder                      $ 16,320      $    835
                                                                      ========      ========
Net income attributable to common stockholders                        $ 38,920      $ 14,914
                                                                      ========      ========

Basic earnings per share                                              $   0.79      $   0.53
                                                                      ========      ========
Diluted earnings per share                                            $   0.79      $   0.53
                                                                      ========      ========

Weighted average common shares outstanding                              49,178        28,151
                                                                      ========      ========
Weighted average common shares and common share equivalents
    outstanding                                                         49,381        28,204
                                                                      ========      ========


NOTE  9 -         SUBSEQUENT EVENTS

                  Insignia Merger

                  On October 1, 1998, AIMCO, through a merger, acquired all of the multifamily business of Insignia Financial Group, Inc., a Delaware Corporation ("Insignia") (the "Insignia Merger"). As merger consideration, AIMCO issued to former Insignia stockholders 8.4 million shares of its Series E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") and reserved an additional 0.5 million shares for options and warrants, in the aggregate. In addition, approximately $531 million in outstanding debt and other liabilities of Insignia and its subsidiaries became obligations of AIMCO and its subsidiaries.

                  Holders of Class E Preferred Stock will be entitled to receive the same cash dividends per share as holders of Class A Common Stock. In addition, holders of Class E Preferred Stock, on the record date for payment to be set by AIMCO's board of directors, will be entitled to receive a special dividend in an aggregate amount of $50 million (the "Special Dividend"). After January 15, 1999, if any portion of the Special Dividend or any other dividend has yet to be declared and paid to the holders of Class E Preferred Stock, no dividends may be declared or paid or set apart for payment by AIMCO on the Class A Common Stock.

                  On the close of business on the day on which the Special Dividend (or any remaining unpaid portion thereof) is paid to the holders of the Class E Preferred Stock, each share of Class E Preferred Stock will be automatically converted into one share of Class A Common Stock without any action on the part of AIMCO or the holders of such share of Class E Preferred Stock (the "Conversion Date"). If AIMCO at any time following the consummation of the Insignia Merger pays a dividend or makes a distribution, subdivides, combines, reclassifies, issues rights, options or warrants or makes any other distribution in securities in relation to its outstanding Class A Common Stock, then AIMCO will contemporaneously do the same with respect to the Class E Preferred Stock.

                  In addition to the issuance of the Class E Preferred Stock, on October 1, 1998, AIMCO entered into a $300 million senior unsecured interim term loan agreement with an affiliate of Lehman Brothers, Inc. The term loan matures in one year and bears interest at a rate per annum equal to the greatest of
                  (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company used the proceeds to refinance existing indebtedness outstanding of Insignia at the time of the merger.

                  IPT Merger Agreement

                  As a result of the Insignia Merger, AIMCO currently owns approximately 51% of the outstanding shares of beneficial interest of Insignia Properties Trust, a Maryland REIT ("IPT"). As of September 30, 1998, IPT primarily owns general and limited partnership interests in real estate limited partnerships that own an aggregate of 339 Properties. AIMCO and IPT have entered into a merger agreement, dated as of October 1, 1998 (the "IPT Merger Agreement"), pursuant to which IPT will merge into AIMCO (the "IPT Merger"). The IPT Merger Agreement provides for IPT stockholders (other than AIMCO) to receive, at AIMCO's option, approximately (i) $13.25 per IPT share in cash, (ii) $13.28 per IPT share in shares of Class A Common Stock, or (iii) a combination of both. The IPT Merger is expected to close in January 1999.

                  Issuance of Stock

                  In November 1998, the Company issued 1,000,000 shares of Class J Cumulative Convertible Preferred Stock, par value $0.01 per share ("Class J Preferred Stock") in a private placement for $100.0 million. The holders of Class J Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors , dividends equal to (i) 7% per annum of the per share Liquidation Preference for the period beginning on and including the Issue Date and lasting until November 15, 1998;
                  (ii) 8% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1998 and lasting until November 15, 1999; (iii) 9% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1999 and lasting until November 15, 2000; (iv) 9.5% per annum of the per share Liquidation Preference thereafter. Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods such dividends shall be declared or there shall be funds of the Corporation legally available for the payment of such dividends. AIMCO may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion price of $40 (equivalent to a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock) (a) after November 6, 2002, if the market price of the Class A Common Stock in the five most recent Trading Days is equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the Internal Rate of Return exceeds 12.5%.

                  Purchase of Properties:

                  Subsequent to September 30, 1998, the Company purchased one multifamily property with a total of 219 units for total consideration of $8.1 million, consisting of $8.1 million in cash. The multifamily property is located in Arizona.

                  Dividend Declared

                  On October 22, 1998, the AIMCO Board of Directors declared a cash dividend of $0.5625 per share of Class A Common Stock for the quarter ended September 30, 1998, payable on November 13, 1998 to stockholders of record on November 6, 1998.

                  The Board of Directors also declared a cash dividend of $0.225 per share on the Class E Preferred Stock for the period from October 1, 1998 through November 6, 1998, the record date for the Class E Preferred Stock. The dividend is payable on November 13, 1998.

                  Revised Debt Agreement

                  On October 1, 1998, the Company amended and restated its credit agreement with Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A. The credit agreement was further amended on November 6, 1998 (the "First Amendment"). The credit agreement now provides a revolving credit facility of up to $100 million, including a swing line of up to $30 million (collectively with the First Amendment, the "BOA Credit Facility").

                  The AIMCO Operating Partnership is the borrower under the BOA Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. The annual interest rate under the BOA Credit Facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 1.25% and 2.0% in the case of LIBOR-based loans, and between negative 0.25% and positive 0.5% in the case of base rate loans, depending upon a ratio of the Company's consolidated unsecured indebtedness to the value of certain unencumbered assets. The BOA Credit Facility matures on September 30, 1999 unless extended, at the discretion of the lenders. The BOA Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants contained in the BOA Credit Facility require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of 2.25 to 1.0 and a fixed charge coverage ratio of at least 1.6 to
                  1.0 through December 31, 1998, 1.7 to 1.0 from January 1, 1999 through June 30, 1999, and 1.8 to 1.0 thereafter. In addition, the BOA Credit Facility limits the Company from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT) to holders of OP Units, imposes minimum net worth requirements and provides other financial covenants related to certain unencumbered assets.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

As of September 30, 1998, the Company owned or managed 200,540 apartment units, comprised of 57,561 units in 207 apartment communities owned or controlled by the Company (the "Owned Properties"), 75,050 units in 481 apartment communities in which the Company has an equity interest (the "Equity Properties") and 67,929 units in 355 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

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


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET INCOME

The Company recognized net income of $51.8 million for the nine months ended September 30, 1998, compared to $16.8 million for the nine months ended September 30, 1997. The increase in net income of $35.0 million, or 208%, was primarily the result of a significant increase in the number of owned properties and a significant increase in investments in unconsolidated subsidiaries and real estate partnerships during 1997 (the "1997 Acquisitions"), and the acquisition of Ambassador and the purchase of nineteen properties during the first nine months of 1998 (the "1998 Acquisitions"). The increase in net income was partially offset by the sale of five properties in 1997 (the "1997 Sold Properties") and two properties in 1998 (the "1998 Sold Properties"), increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Owned Properties totaled $265.7 million for the nine months ended September 30, 1998, compared to $127.1 million for the nine months ended September 30, 1997, an increase of $138.6 million, or 109%. Rental and other property revenues consisted of the following (dollars in thousands):



                                                       Nine months ended     Nine months ended
                                                         Sept. 30, 1998        Sept. 30, 1997
                                                         --------------        --------------
"Same store" properties                                  $      105,076        $      100,670
1997 Acquisitions                                               101,034                15,299
1998 Acquisitions                                                53,314                    --
1997 Sold Properties                                                 --                 2,491
1998 Sold Properties                                                952                 2,497
Properties in lease-up after the completion of an
expansion or renovation                                           5,324                 6,126
                                                         --------------        --------------
Total                                                    $      265,700        $      127,083
                                                         ==============        ==============


Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $101.6 million for the nine months ended September 30, 1998, compared to $50.7 million for the nine months ended September 30, 1997, an increase of $50.9 million or 100%. Operating expenses consisted of the following (dollars in thousands):


                                                           Nine months ended     Nine months ended
                                                             Sept. 30, 1998        Sept. 30, 1997
                                                             --------------        --------------
"Same store" properties                                      $       43,359        $       44,887
1997 Acquisitions                                                    39,420                 1,486
1998 Acquisitions                                                    16,381                    --
1997 Sold Properties                                                     --                 1,154
1998 Sold Properties                                                    500                 1,101
Properties in lease-up after the completion of an
expansion or renovation                                               1,940                 2,109
                                                             --------------        --------------
Total                                                        $      101,600        $       50,737
                                                             ==============        ==============


Owned property management expenses, representing the costs of managing the Owned Properties, totaled $7.7 million for the nine months ended September 30, 1998, compared to $4.3 million for the nine months ended September 30, 1997, an increase of $3.4 million, or 79%. The increase resulted from the acquisition of properties in 1997 and 1998.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $5.7 million for the nine months ended September 30, 1998, compared to $3.5 million for the nine months ended September 30, 1997. The increase in service company business income of $2.2 million was due to increased management and other fees from the acquisition of partnership interests and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $1.4 million for the nine months ended September 30, 1997 to $7.4 million for the nine months ended September 30, 1998, a 429% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the merger with Ambassador Apartments, Inc. in May 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $56.8 million for the nine months ended September 30, 1998, compared to $33.4 million for the nine months ended September 30, 1997, an increase of $23.4 million, or 70%. The increase consists of the following (dollars in thousands):


    Interest expense on secured short-term and long-term
      indebtedness incurred in connection with the 1997
      Acquisitions                                                      $15,951
    Interest expense on secured and unsecured short-term and
      long-term indebtedness incurred in connection with the 1998
      Acquisitions                                                        7,073
    Increase in interest expense on the Company's other
      indebtedness                                                          373
                                                                        -------
    Total increase                                                      $23,397
                                                                        =======


INTEREST INCOME

Interest income totaled $18.2 million for the nine months ended September 30, 1998, compared to $4.5 million for the nine months ended September 30, 1997. The increase of $13.8 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company recognized net income of $16.6 million for the three months ended September 30, 1998, compared to $7.0 million for the three months ended September 30, 1997. The increase in net income of $9.6 million, or 137%, was primarily the result of the 1997 Acquisitions and the 1998 Acquisitions. The increase in net income was partially offset by the 1997 Sold Properties and the 1998 Sold Properties, increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Owned Properties totaled $104.4 million for the three months ended September 30, 1998, compared to $47.4 million for the three months ended September 30, 1997, an increase of $57.0 million, or 120%. Rental and other property revenues consisted of the following (dollars in thousands):


                                                       Three months ended    Three months ended
                                                         Sept. 30, 1998        Sept. 30, 1997
                                                         --------------        --------------
"Same store" properties                                  $       35,302        $       33,998
1997 Acquisitions                                                33,341                 9,292
1998 Acquisitions                                                33,773                    --
1997 Sold Properties                                                 --                 1,291
1998 Sold Properties                                                202                   839
Properties in lease-up after the completion of an
expansion or renovation                                           1,818                 1,944
                                                         --------------        --------------
Total                                                    $      104,436        $       47,364
                                                         ==============        ==============



Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $42.0 million for the three months ended September 30, 1998, compared to $19.5 million for the three months ended September 30, 1997, an increase of $22.5 million or 115%. Operating expenses consisted of the following (dollars in thousands):


                                                         Three months ended    Three months ended
                                                           Sept. 30, 1998        Sept. 30, 1997
                                                           --------------        --------------
"Same store" properties                                    $       15,305        $       15,824
1997 Acquisitions                                                  13,979                 2,043
1998 Acquisitions                                                  11,842                    --
1997 Sold Properties                                                   --                   602
1998 Sold Properties                                                  126                   401
Properties in lease-up after the completion of an
expansion or renovation                                               705                   707
                                                           --------------        --------------
Total                                                      $       41,957        $       19,577
                                                           ==============        ==============



Owned property management expenses, representing the costs of managing the Owned Properties, totaled $3.0 million for the three months ended September 30, 1998, compared to $1.6 million for the three months ended September 30, 1997, an increase of $1.4 million, or 88%. The increase resulted from the acquisition of properties in 1997 and 1998.

SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1.8 million for the three months ended September 30, 1998, compared to $1.0 million for the three months ended September 30, 1997. The increase in service company business income of $0.8 million was due to increased management and other expenses from the acquisition of partnership interests, and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0.6 million for the three months ended September 30, 1997 to $3.3 million for the three months ended September 30, 1998, a 450% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the merger with Ambassador Apartments, Inc. in May 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $22.0 million for the three months ended September 30, 1998, compared to $12.8 million for the three months ended September 30, 1997, an increase of $9.2 million, or 72%. The increase consists of the following (dollars in thousands):


     Interest expense on secured short-term and long-term
       indebtedness incurred in connection with the 1997
       Acquisitions                                                     $  5,352
     Interest expense on secured and unsecured short-term and
       long-term indebtedness incurred in connection with the 1998
       Acquisitions                                                        3,593
     Increase in interest expense on the Company's other
       indebtedness                                                          278
                                                                        --------
     Total increase                                                     $  9,223
                                                                        ========


INTEREST INCOME

Interest income totaled $6.9 million for the three months ended September 30, 1998, compared to $3.1 million for the three months ended September 30, 1997. The increase of $3.8 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers, refinancing of short-term debt, funds needed to purchase shares of Insignia under the Call Agreements, the merger with IPT and funds needed for the Special Dividend, with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term indebtedness (including indebtedness under the BOA Credit Facility, the WMF Credit Facility and the Interim Term Loan Agreement), the issuance of debt securities, OP Units or equity securities in public offerings or private placements, and cash generated from operations. In April 1997, the Company filed a shelf registration statement with the SEC that registered $1.0 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997. As of September 30, 1998, the Company had issued common and preferred stock thereunder and received gross proceeds of approximately $731.8 million.

At September 30, 1998, the Company had $43.7 million in cash and cash equivalents. In addition, the Company had $83.2 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO Operating Partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

On October 1, 1998, the Company amended and restated its credit agreement with Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A. The credit agreement now provides a revolving credit facility of up to $100 million, including a swing line of up to $30 million (the "BOA Credit Facility"). The Company had outstanding borrowings under the BOA Credit Facility of $50.8 million as of September 30, 1998 (See Note 9).

In February 1998, the AIMCO Operating Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the AIMCO Operating Partnership (the "Owners"), as guarantors, entered into a five-year, $50 million secured revolving credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a term facility. The Company had outstanding borrowings under the WMF Credit Facility of $50.0 million as of September 30, 1998.

In October 1998, AIMCO entered into a $300 million interim term loan agreement with an affiliate of Lehman Brothers, Inc. The term loan matures in one year and bears interest at a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and
(c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company is subject to certain customary restrictions, including compliance with financial and other covenants thereunder. The Company used the proceeds to refinance existing outstanding indebtedness of Insignia at the time of the merger.

From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the purchase price for such interests. Cash payments made in connection with such acquisitions totaled $27.0 million for the nine months ended September 30, 1998.

In November 1998, the Company issued 1,000,000 shares of Class J Cumulative Convertible Preferred Stock, par value $0.01 per share ("Class J Preferred Stock") in a private placement for $100.0 million. The holders of Class J Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors , dividends equal to (i) 7% per annum of the per share Liquidation Preference for the period beginning on and including the Issue Date and lasting until November 15, 1998; (ii) 8% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1998 and lasting until November 15, 1999; (iii) 9% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1999 and lasting until November 15, 2000; (iv) 9.5% per annum of the per share Liquidation Preference thereafter. Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods such dividends shall be declared or there shall be funds of the Corporation legally available for the payment of such dividends. AIMCO may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion price of $40 (equivalent to a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock) (a) after November 6, 2002, if the market price of the Class A Common Stock in the five most recent Trading Days is equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the Internal Rate of Return exceeds 12.5%.

CAPITAL EXPENDITURES

The Company expects to incur initial capital expenditures (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $71.4 million during the year ended December 31, 1998 on all Owned and Equity Properties. For the nine months ended September 30, 1998, the Company has spent $33.0 million for capital replacements and initial capital expenditures. The Company reserves $300 per apartment unit per annum for capital replacements, which totaled $10.9 million for the nine months ended September 30, 1998. Initial capital expenditures and capital enhancements will be funded with cash from operating activities and borrowings under the Company's revolving credit facilities.

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




              THE BALANCE OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

For the three and nine months ended September 30, 1998 and 1997, the Company's FFO was as follows (dollars in thousands):




                                                       Three Months      Three Months     Nine Months        Nine Months
                                                           Ended             Ended           Ended              Ended
                                                      Sept. 30, 1998    Sept. 30, 1997   Sept. 30, 1998    Sept. 30, 1997
                                                      --------------    --------------   --------------    --------------
OPERATING ACTIVITIES
Income before minority interest in Operating
    Partnership                                        $     17,745      $      7,963     $     56,269      $     19,427
Extraordinary item - early extinguishment of
    debt                                                         --                --               --               269
(Gain) losses on disposition of properties                     (257)              169           (2,783)              169
Real estate depreciation, net of minority                    24,477             7,802           56,900            21,052
    interest in other partnerships
Amortization of goodwill                                      2,350               237            7,077               711
Equity in earnings of other partnerships:
    Real estate depreciation                                  8,248             2,084           17,379             2,781
Equity in earnings of unconsolidated
    subsidiaries:
    Real estate depreciation                                     --             1,426               --             2,689
    Deferred  taxes                                           1,843             1,290            6,134             2,164
Amortization of recoverable amount of
    management contracts and goodwill                         1,113               280            4,201               430
Class C Preferred Stock dividend                             (1,365)               --           (4,043)               --
Class D Preferred Stock dividend                             (2,322)               --           (5,655)               --
Class G Preferred Stock dividend                             (1,978)               --           (1,978)               --
Class H Preferred Stock dividend                               (620)               --             (620)               --
                                                       ------------      ------------     ------------      ------------
Funds From Operations (FFO)                            $     49,234      $     21,251     $    132,881      $     49,692
                                                       ============      ============     ============      ============
Weighted average common shares, common share
    equivalents, preferred stock convertible
    into common stock and OP Units
    outstanding                                              55,986            29,679           53,007            24,347
                                                       ============      ============     ============      ============



For the nine months ended September 30, 1998 and 1997, net cash flows were as follows (dollars in thousands):


                                                          1998            1997
                                                       ----------      ----------
Cash provided by operating activities                  $   50,825      $   53,435
Cash flow used in investing activities                   (185,453)       (314,814)
Cash flow provided by financing activities                141,221         293,984
                                                       ==========      ==========

CONTINGENCIES

HUD Approvals and Enforcement

A significant number of affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, shareholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition management of additional HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in
Washington, D.C. (the "2530 Committee").   As a result of certain mortgage
defaults and unsatisfactory ratings received by NHP Incorporated (a company acquired by AIMCO in December 1997) ("NHP") in years prior, HUD believes that the 2530 Committee must review any application for 2530 clearance filed by the
Company.   As of September 30, 1998, one flag was in the 2530 system with respect to the Company in connection with a subpoena received by NHP in October 1997 from the Inspector General of HUD.

The Inspector General's subpoena requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of the Company's acquisitions of property management rights for HUD projects, may be responsive to the subpoena. The Company is in the process of complying with the subpoena and has provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for the Company and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against the Company. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on the Company's results of operations.

HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. In June 1997, the St. Louis HUD field office issued an LDP to NHP as a result of a physical inspection and mortgage default at one property owned and managed by NHP-related companies. Although the LDP expired by its terms in June 1998, the Company entered into a settlement agreement with HUD which includes aggregate payments to HUD of approximately $533,000 and resolution of all issues involving four properties in the St. Louis metropolitan area. Because an LDP is prospective, existing HUD agreements were not, and are not affected.

The Company believes that the national office will continue to apply the clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. However, on September 29, 1998, the 2530 Committee deferred action on three of the Company's 2530 applications for up to 120 days pending receipt of further information regarding the HUD Inspector General's inquiry with AIMCO regarding past practices of NHP. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.

Possible Environmental Liabilities

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

All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants prior to acquisition. The audits did not reveal, nor is the Company aware of, any environmental liability relating to such properties that would have a material adverse effect on the Company's business, assets or results of operations. However, such audits involve a number of judgments and it is possible that such audits did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, the Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations relating to the Managed Properties, for which audits are not available, there can be no assurance that material environmental liabilities of which the Company is unaware do not exist at such properties.

In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protections Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. A settlement in principle between NHP and the EPA has been reached whereby NHP agreed to pay a fine of less than $100,000, permit the EPA to audit the maintenance records and technical staffing at 40 NHP properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in

1998. It is possible that the future EPA audits agreed to in the settlement could result in additional allegations by EPA of violations at the properties audited. However, based on the terms of the settlement in principle with the EPA, the Company anticipates that the fines, if any, resulting from any such violations will be nominal.


Uncertainties Regarding Status of Federal Subsidies

The Company owns and/or manages approximately 52,000 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. On October 27, 1997, the President of the United States signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP Contracts of certain properties assisted under
Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service payments as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties serving families not located in the rental markets with limited supply, converting each such subsidy to a tenant-based subsidy. Under a tenant based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing the 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Company does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the provisions will not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that other changes in Federal housing subsidy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.


HIGH PERFORMANCE UNITS

In January 1998, the Company agreed to sell 15,000 Class I High Performance Partnership Units ("the "high Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the Weighted average market value of the Company's outstanding Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High

Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period would have ended September 30, 1998, the Excess Return would have been $16.5 million and the value of the High Performance Units would have been $2.5 million, and such High Performance Units would represent no dilutive effect on net income per share.


YEAR 2000 READINESS DISCLOSURE

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past twenty months, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

Computer Hardware

During 1997, AIMCO identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. The Company has replaced its mainframe system, including the creation of new applications, at a total cost of approximately $1.1 million. In August 1998, the Year-2000 compliant system became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. AIMCO has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1998, is approximately 85% complete with this effort. The total cost to replace the PC-based network servers and routers and desktop PCs is expected to be approximately $1.2 million, of which $886,000 has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year-2000 compliant systems by March 31, 1999.

Computer Software

As for software, AIMCO utilizes a combination of off-the-shelf commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In 1997, when AIMCO merged with NHP Incorporated, the core financial system used by NHP was Year-2000 compliant. During 1998, AIMCO integrated all of its core financial systems to this compliant system for general ledger and financial reporting purposes. In 1997, AIMCO determined that the software used for property management and rent collection was not Year-2000 compliant. During 1998, AIMCO has implemented a Year-2000 compliant system at each of its 926 property sites, including owned and managed, at a cost of $700,000. Since then, AIMCO has acquired 75 properties and has also merged with Insignia Financial Group ("IFG"). IFG owned or managed 140 properties. As properties are acquired, AIMCO converts the existing property management and rent collection systems to AIMCO's Year-2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired in the merger with IFG, is $200,000, and the implementation and testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems. AIMCO has upgraded all non-compliant office software systems on each PC and has upgraded 93% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year-2000 compliant by December 1998.

Operating Equipment

AIMCO has operating equipment, primarily at the property sites, which needed to be evaluated for Year-2000 compliance. In September 1997, AIMCO began taking a census and inventorying embedded systems issues in September 1997. At that time, management chose to focus its attention mainly upon security systems, elevators, heating-ventilation-air-conditioning systems (HVAC), telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put AIMCO at risk financially or operationally. We intend to have a third-party conduct an audit of these systems and report their findings by December 1998.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of September 30, 1998, we have evaluated approximately 86% of the operating equipment for Year-2000 compliance. The total cost incurred as of September 30, 1998 to replace or repair the operating equipment was approximately $70,000. We estimate the cost to replace or repair any remaining operating equipment is approximately $325,000, and we expect to be completed by April 30th, 1999. We continue to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

AIMCO is currently actively conducting surveys of its banking and vendor relationships to assess risks regarding their Year-2000 readiness. AIMCO has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. AIMCO has updated data transmission standards with two of the three financial institutions. AIMCO's contingency plan in this regard is to move accounts from any institution that cannot be certified 2000 compliant by June 1, 1999.

The Company does not rely heavily on any single vendor for goods and services and does not have significant suppliers and subcontractors who share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. Management does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.

COSTS TO ADDRESS YEAR 2000

The total cost of the Year 2000 project is estimated at $3.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $2.8 million ($0.4 million expensed and $2.4 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

RISKS ASSOCIATED WITH THE YEAR 2000

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include elevators, security and HVAC systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change is annoying to residents, it is not business critical. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS ASSOCIATED WITH THE YEAR 2000

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


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

LITIGATION

In connection with the Company's offers to purchase interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company's desire or ability to complete certain transactions and thereby have a material adverse effect on the Company and its subsidiaries.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY



PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                  NET         CO. OPT.       ANNUAL       LIQUIDATION
                                   SHARES       PROCEEDS      REDEEM-       DIVIDEND      PREFERENCE
                          DATES    ISSUED      (MILLIONS)     ABLE ON        RATES           RATE
                          -----    ------      ----------     -------       --------      -----------

       Class D            Feb.,                                Feb.,
       Preferred Stock    1998    4,200,000      $101.5        2003        $  2.1875      $25 per share
       Class G            Jul.,                                Jul.,
       Preferred Stock    1998    4,050,000      $ 98.0        2008        $ 2.34375      $25 per share
       Class H            Aug.,                                Aug.,
       Preferred Stock    1998    2,000,000      $ 48.1        2003        $   2.375      $25 per share

     On or after the above listed redemption dates, the Company may redeem shares of Class D, G or H Preferred Stocks, in whole or in part, at a cash redemption price equal to 100% of the above listed Class D, G and H Liquidation Preferences plus all accrued and unpaid dividends to the date fixed for redemption.

     The Class G Preferred Stock net proceeds of $98.0 million were used to repay $83.0 million of outstanding indebtedness under the BOA Credit Facility, to fund acquisitions and for general corporate purposes.

     The Class H Preferred Stock net (together with Class D Preferred Stock and Class G Preferred Stock, "Class D, G and H Preferred Stocks"), proceeds of $48.1 million were used to repay indebtedness under the BOA Credit Facility.

     The Class D, G and H Preferred Stocks (a) rank prior to Class A Common Stock, Class B Common Stock, and Class E Preferred Stock, if any, and any other class or series of capital stock of AIMCO if the holders of the Classes D, G and H Preferred Stocks are to be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution, and winding-up in preference or priority to the holders of shares of such class or series ("Class D, G and H Junior Stocks"), (b) rank on parity with Class B Preferred Stock, Class C Preferred Stock, and Class J Preferred Stock and will rank on a parity with any other class or series of capital stock of AIMCO if the holders of such class of stock or series and the Class D, G and H Preferred Stocks shall be entitled to the receipt of dividends and of amounts distributable upon liquidation, dissolution or winding up in proportion to their respective amounts of accrued and unpaid dividends per share or liquidation preferences, without preference or priority one over the other ("Class D, G and H Parity Stocks") and (c) ranks junior to any class or series of capital stock of AIMCO if the holders of such class or series shall be entitled to receipt of dividends or amounts distributable upon liquidation, dissolution or winding up in preference or priority to the holders of the Class D, G and H Preferred Stocks ("Class D, G and H Senior Stocks").


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its special meeting of stockholders on September 17, 1998. At the meeting, the stockholders approved the Insignia Merger set forth below:

The Company held its special meeting of stockholders on September 14, 1998. At the meeting, the stockholders approved the Insignia Merger set forth below:

1. Proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among AIMCO, AIMCO Properties, L.P., Insignia and Insignia/ESG Holdings, Inc. pursuant to which Insignia will be merged with and into AIMCO, with AIMCO being the surviving corporation in the merger (the "Merger").

        VOTES FOR                 VOTES AGAINST               INSTRUCTED
        ----------                -------------               ----------
        37,595,737                   368,318                    94,929


2. Proposal to approve and adopt a proposal to amend AIMCO's Articles of Incorporation as amended and supplemented from time to time, to provide that, upon effectiveness of the Merger, the 6 1/2% Convertible Subordinate Debentures due 2016 issued by Insignia will become convertible into the same consideration received by holders of Insignia's common stock, pursuant to the Insignia Merger (the "Amendment").

        VOTES FOR                 VOTES AGAINST                 ABSTAIN
        ----------                -------------                 -------
        37,685,020                   272,876                    101,079


ITEM 5.  OTHER INFORMATION

     The Securities and Exchange Commission recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholders proposals submitted to the Company for consideration and the Company's next annual meeting.

     Stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if received by the Company after February 22, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of stockholders will confer discretionary authority to vote on any stockholder proposals received by the Company after February 22, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with this report (1):

Exhibit
Number            Description
------            -----------

2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Exhibit 2.1 to the

         Company's Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.2 Agreement and Plan of Merger, dated as of October 1, 1998, by and between Apartment Investment and Management Company, and Insignia Properties Trust (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

2.3 Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Exhibit 2.2 to the Company's Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

3.1      Charter of Apartment Investment and Management Company

3.2 Amended and Restated Bylaws of Apartment Investment and Management Company (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)

10.1 Amended and Restated Credit Agreement (Unsecured Revolver-to-Term Facility) dated as of October 1, 1998, among AIMCO Properties, L.P., Bank of America and BankBoston, N.A. (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.2 Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000, issued by AIMCO Properties, L.P. to Bank of America (Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.3 Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000, issued by AIMCO Properties, L.P. to Bank of America (Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.4 Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO Properties, L.P. to Bank of America (Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.5 Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of October 1, 1998, by Apartment Investment and Management Company, AIMCO Holdings QRS, Inc., AIMCO/OTC QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO Properties Finance Corp., AIMCO Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P., Ambassador IV, Inc., Ambassador V, Inc., Ambassador Florida Partners Inc., and A.J. Two, Inc.

10.6 Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management Services, Inc., Property Asset Management Services, L.P., NHP Management Company and Property Asset Management Services-California, L.L.C.

10.7 Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of October 29, 1998, by CPF XIV/St. Charleston, Inc., CPF XIV/Torrey Pines, Inc., CPF XIV/Sun River, Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV Stratford Place Properties, Inc., ConCap CCP/IV River's Edge Properties, Inc., PRA, Inc. and National Property Investors, Inc.

10.8 Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of October 1, 1998

10.9 First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998

10.10 Shareholders Agreement, by and among Apartment Investment and Management Company, Andrew L. Farkas, James A. Aston and Frank M. Garrison, dated October 1, 1998 (Exhibit 10.4 to the Company's Schedule 13D filed on October 15, 1998, is incorporated herein by reference)

27.1     Financial Data Schedule


(b)      Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed Amendment No. 3 on July 2, 1998, Amendment No. 4 on August 6, 1998, Amendment No. 5 on September 4, 1998 and Amendment No. 6 on September 25, 1998 to its Current Report on Form 8-K, dated March 17, 1998, relating to the proposed merger of Insignia Financial Group, Inc. with and into Apartment Investment and Management Company; and on September 3, 1998, its Current Report on Form 8-K, dated September 2, 1998, relating to the competition of its financing of Insignia Financial Group, Inc.

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


                                  APARTMENT INVESTMENT AND
                                  MANAGEMENT COMPANY



Date:   November  16, 1998        /s/ Troy D. Butts
                                  -----------------------------------
                                  Troy D. Butts
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (duly authorized officer and principal
                                  financial officer)

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

2.1      Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and
         Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Exhibit 2.1 to
         the Company's Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.2      Agreement and Plan of Merger, dated as of October 1, 1998, by and between Apartment Investment and Management Company, and
         Insignia Properties Trust (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

2.3      Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
         Management Company and Insignia/ESG Holdings, Inc. (Exhibit 2.2 to the Company's Registration Statement on Form S-4, filed
         August 5, 1998, is incorporated herein by this reference)

3.1      Charter of Apartment Investment and Management Company

3.2      Amended and Restated Bylaws of Apartment Investment and Management Company (Exhibit 3.2 to the Company's Quarterly Report
         on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)

10.1     Amended and Restated Credit Agreement (Unsecured Revolver-to-Term Facility) dated as of October 1, 1998, among AIMCO
         Properties, L.P., Bank of America and BankBoston, N.A. (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated
         October 1, 1998, is incorporated herein by this reference)

10.2     Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000, issued by AIMCO Properties, L.P. to Bank of
         America (Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.3     Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000, issued by AIMCO Properties, L.P. to Bank of
         America (Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.4     Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO Properties, L.P.
         to Bank of America (Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 1, 1998, is incorporated herein by this reference)

10.5     Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of October 1, 1998, by Apartment Investment and Management
         Company, AIMCO Holdings QRS, Inc., AIMCO/OTC QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc., AIMCO-LP, Inc., AIMCO
         Properties Finance Corp., AIMCO Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P., Ambassador IV, Inc., Ambassador V,
         Inc., Ambassador Florida Partners Inc., and A.J. Two, Inc.

10.6     Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management Services, Inc.,
         Property Asset Management Services, L.P., NHP Management Company and Property Asset Management Services-California, L.L.C.

10.7     Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of October 1, 1998, by CPF XIV/St. Charleston, Inc., CPF
         XIV/Torrey Pines, Inc., CPF XIV/Sun River, Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV Stratford Place Properties,
         Inc., ConCap CCP/IV River's Edge Properties, Inc., PRA, Inc. and National Property Investors, Inc.

10.8     Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of October 1, 1998

10.9     First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of
         November 6, 1998

10.10    Shareholders Agreement, by and among Apartment Investment and Management Company, Andrew L. Farkas, James A. Aston and
         Frank M. Garrison, dated October 1, 1998 (Exhibit 10.4 to the Company's Schedule 13D filed on October 15, 1998, is incorporated herein by reference)

27.1     Financial Data Schedule