Form 10-K
period 1998-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1999-03-31
CIK 922864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13232

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      84-1259577
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)                           80222-4348
   1873 SOUTH BELLAIRE STREET, SUITE 1700,                       (Zip Code)
                  DENVER, CO
   (Address of principal executive offices)

                             ---------------------

       Registrant's telephone number, including area code: (303) 757-8101

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                  ON WHICH REGISTERED
             -------------------                 ---------------------
Class A Common Stock                            New York Stock Exchange
Class C Cumulative Preferred Stock              New York Stock Exchange
Class D Cumulative Preferred Stock              New York Stock Exchange
Class G Cumulative Preferred Stock              New York Stock Exchange
Class H Cumulative Preferred Stock              New York Stock Exchange
Class K Convertible Cumulative Preferred Stock  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1999, there were 61,656,837 shares of Class A Common Stock and no shares of Class B Common Stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $2,289.0 million as of March 11, 1999.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 1999 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    1
       1998 Developments...........................................    2
       Financial Information About Industry Segments...............    6
       Operating and Financial Strategies..........................    6
       Growth Strategies...........................................    7
       Property Management Strategies..............................    8
       Taxation of the Company.....................................    8
       Competition.................................................    8
       Regulation..................................................    9
       Insurance...................................................   10
       Employees...................................................   10
 2.    Properties..................................................   11
 3.    Legal Proceedings...........................................   12
 4.    Submission of Matters to a Vote of Security Holders.........   12

                                 PART II

       Market for the Registrant's Common Equity and Related
 5.      Stockholder Matters.......................................   13
 6.    Selected Financial Data.....................................   15
       Management's Discussion and Analysis of Financial Condition
 7.      and Results of Operations.................................   16
       Quantitative and Qualitative Disclosures About Market
7a.      Risk......................................................   27
 8.    Financial Statements and Supplementary Data.................   28
       Changes in and Disagreements with Accountants on Accounting
 9.      and Financial Disclosure..................................   28

                                 PART III

10.    Directors and Executive Officers of the Registrant..........   28
11.    Executive Compensation......................................   31
       Security Ownership of Certain Beneficial Owners and
12.      Management................................................   31
13.    Certain Relationships and Related Transactions..............   31

                                 PART IV

       Exhibits, Financial Statement Schedules and Reports on Form
14.      8-K.......................................................   32

                                     PART I

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the company's Annual Report to Shareholders and other filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the company and interpretations of those regulations, the competitive environment in which the company operates, financing risks, including the risk that the company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the company. In addition, the company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the company's financial statements and the notes thereto, as well as the risk factors described in the SEC filings.

ITEM 1. BUSINESS.

     Apartment Investment and Management Company ("AIMCO"), a Maryland corporation formed on January 10, 1994, is a self-administered and self-managed REIT engaged in the ownership, acquisition, development, expansion and management of multi-family apartment properties. As of December 31, 1998, we owned or managed 379,363 apartment units in 2,147 properties located in 49 states, the District of Columbia and Puerto Rico. On July 24, 1994, AIMCO completed its initial public offering and engaged in a business combination and consummated a series of related transactions which enabled it to continue and expand the property management and related businesses of Property Asset Management, L.L.C., Limited Liability Company, and its affiliated companies, and PDI Realty Enterprises, Inc. (collectively, the "AIMCO Predecessors"). Based on apartment unit data compiled by the National Multi Housing Council, we believe that, as of December 31, 1998, we were the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1998, we:

     - owned or controlled 63,086 units in 242 apartment properties;

     - held an equity interest in 170,243 units in 902 apartment properties; and

     - managed 146,034 units in 1,003 apartment properties for third party owners and affiliates.

     We conduct substantially all of our operations through our operating partnership, AIMCO Properties, L.P. Through wholly owned subsidiaries, we act as the sole general partner of the AIMCO operating partnership. As of December 31, 1998, we owned approximately an 83% interest in the AIMCO operating partnership. We manage apartment properties for third parties and affiliates through unconsolidated subsidiaries that we refer to as the "management companies." Generally, when we refer to "we," "us" or the "Company" in this annual report on Form 10-K, we are referring to AIMCO, the AIMCO operating partnership, the management companies and their respective subsidiaries. We refer to interests in the AIMCO operating partnership that are held by third parties as "OP Units."

     The Company's principal executive offices are located at 1873 South Bellaire Street, Suite 1700, Denver, Colorado 80222-4348 and its telephone number is (303) 757-8101.

1998 DEVELOPMENTS

  Ambassador Acquisition

     On May 8, 1998, Ambassador Apartments, Inc. ("Ambassador") was merged with and into AIMCO, with AIMCO being the surviving corporation. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and up to approximately 6.6 million shares of Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock was converted into the right to receive 0.553 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase AIMCO Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the AIMCO operating partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 OP Units. Prior to the merger, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Acquisition

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, was merged with and into AIMCO with AIMCO being the surviving corporation. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including the $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The merger was accounted for as a purchase. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of Class A Common Stock. In addition, on January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired; (i) Insignia's interests in Insignia Properties Trust, a Maryland REIT ("IPT"), which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P., IPT's operating partnership ("IPLP"); (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multifamily co-investments; (v) Insignia's ownership of subsidiaries that control multifamily properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and
(vii) assets incidental to the foregoing businesses (collectively, the "Insignia Multifamily Business").

  IPT Merger

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock, resulting in the issuance of approximately
4.3 million shares of AIMCO Class A Common Stock (valued at approximately $158.8 million).

  Individual Property Acquisitions

     During the year ended December 31, 1998, the Company purchased or acquired control of 30 properties consisting of 6,707 apartment units for total consideration of $316.5 million. The Company's purchase price consisted of $172.3 million in assumed mortgage obligations, $96.0 million in cash, and $48.2 million of OP Units.

  Tender Offers

     During 1998, the Company made separate offers to the limited partners of 308 partnerships to acquire their limited partnerships interests. The Company paid approximately $84.5 million in cash and OP Units to acquire limited partnership interests pursuant to the offers.

  Property Dispositions

     In 1998, the Company sold eleven properties for an aggregate sales price of $85.3 million. Cash proceeds to the Company from the sales were used to repay a portion of the Company's outstanding short-term indebtedness. The results of operations of six of these properties were accounted for by the Company under the equity method. The Company recognized a gain of approximately $4.7 million on the disposition of the five consolidated properties.

  Debt Assumptions and Financings

     During the year ended December 31, 1998, the Company assumed or incurred new non-recourse indebtedness totalling $544.4 million in connection with the acquisition of 82 apartment properties.

     In January 1998, the Company entered into a new $50 million credit agreement with Bank of America National Trust and Savings Association and Bank Boston, N.A. The AIMCO operating partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. In October 1998, the Company amended and restated the credit agreement. The agreement now provides for a revolving credit facility of up to $100 million, including a swing line of up to $30 million. The credit facility matures on September 30, 1999, unless extended, at the discretion of the lenders. The credit agreement also provides for the conversion of the revolving facility into a three-year term loan. Under the credit agreement, as amended in January 1999, loans bear interest at LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin. The margins range from 2.25% to 2.75% for a LIBOR rate borrowing and 0.75% to 1.25% for a base rate borrowing, both dependant upon the total balance outstanding relative to the calculated borrowing base value. The balance outstanding under the credit facility was $84.3 million as of December 31, 1998.

     In February 1998, the AIMCO operating partnership, entered into a five year $50 million secured credit facility agreement with Washington Mortgage Financial Group, Ltd. AIMCO and certain subsidiaries guaranteed loans under the agreement and the guarantees were secured by certain of their assets, including four apartment properties and two mortgage notes. Under the agreement, advances to the AIMCO operating partnership were funded with the proceeds from the sale to investors of mortgage-backed securities issued by Fannie Mae and secured by the advance and an interest in the collateral. The interest rate on each advance was determined by investor bids for such mortgage-backed securities, plus a margin. In February 1999, the Company terminated the credit facility and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing indebtedness secured by certain properties that previously secured the credit facility.

     In October 1998, the AIMCO operating partnership and AIMCO entered into an interim term loan agreement with Lehman Brothers Inc. and one of its affiliates, and borrowed $300 million thereunder. The loan is unsecured and matures on September 30, 1999. The proceeds were used to finance the Insignia merger and related fees and expenses, to refinance existing indebtedness, and for general working capital purposes. The loan bears interest at a base rate or the rate at which eurodollar deposits for one month are offered in the interbank eurodollar market, plus, in either case, a margin which averages 1.375% to 2.208% in the case of base rate loans, and 2.375% to 3.208% in the case of eurodollar loans. The base rate will be the higher of

(i) the primary rate of Citibank, N.A., (ii) the secondary market rate for three month certificates of deposit plus 1%, or (iii) the federal funds effective rate plus 0.5%. In November 1998, the Company used proceeds of $100 million from the sale of AIMCO's Class J Cumulative Preferred Stock to pay down the loan. As of December 31, 1998, there was $196 million of indebtedness outstanding under the loan agreement. In February 1999, net proceeds of $115.0 million from the sale of 5,000,000 shares of AIMCO's Class K Convertible Cumulative Preferred Stock were used to further pay down the loan.

     In October 1998, as a result of the acquisition of Insignia, AIMCO, directly or through its subsidiaries, became the owner of approximately 51% of IPT. Prior to the acquisition, IPT's operating partnership had entered into a $50 million revolving credit agreement with Lehman Commercial Paper, Inc., as syndication agent, and First Union National Bank, as administrative agent. Borrowings under the credit agreement may be used to finance certain permitted investments and refinance certain other investments. The credit agreement matures on December 30, 2000. The credit agreement provides for interest at an annual rate equal to (i) 2.50% plus a rate based on LIBOR or (ii) 0.50% plus a base rate that is the higher of the prime rate or the Federal Funds rate. As of December 31, 1998, there was $30 million outstanding under the credit agreement.

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 23 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid $11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank, Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was $74.8 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 11, 1999 was $24 million and under the IPT credit agreement was $5 million.

  Equity Offerings

     In 1998, the Company raised proceeds of over $391 million in three public offerings and three private placements of equity securities. These transactions are summarized below:

                                                          NUMBER
                                                            OF       TOTAL PROCEEDS      DIVIDEND OR
                                                          SHARES           IN           DISTRIBUTION
TRANSACTION                         TYPE       DATE      OR UNITS       MILLIONS            RATE
-----------                        -------   ---------   ---------   --------------   -----------------
Class D Cumulative Preferred
  Stock of AIMCO.................   Public   Feb. 1998   4,200,000      $105.00              8.75%
Class G Cumulative Preferred
  Stock of AIMCO.................   Public   Jul. 1998   4,050,000      $101.25             9.375%
Class H Cumulative Preferred
  Stock of AIMCO.................   Public   Aug. 1998   2,000,000      $ 50.00               9.5%
Class J Cumulative Convertible
  Preferred Stock of AIMCO.......  Private   Nov. 1998   1,250,000      $100.00                (1)
Preferred Partnership Units of
  Ambassador Apartments, L.P.....  Private   Dec. 1998   1,400,000      $ 30.85              7.75%
Warrants to purchase AIMCO Class
  A Common Stock.................  Private   Dec. 1998     875,000      $  4.15               N/A
                                                                        -------
TOTAL PROCEEDS 1998...............................................      $391.25
Class K Convertible Cumulative
  Preferred Stock of AIMCO.......   Public   Feb. 1999   5,000,000      $125.00                (2)

---------------

(1) Holders of Class J Preferred Stock are entitled to receive cash dividends at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per share) for the period from November 6, 1998 until November 15, 1998, 8% per annum of the $100 liquidation preference (equivalent to $8 per annum per share) for the period from November 15, 1998 until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per share) for the period from November 15, 1999 until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per share) thereafter.

(2) For three years from the date of original issuance, the Class K Preferred Stock dividend will be in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the $25 liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the Class K Preferred Stock dividend per share will be increased to the greater of (i) $2.50 per year (equivalent to 10% of the $25 liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible.

  Pending acquisitions

     In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties (including interests in entities that own apartment properties). The Company frequently enters into contracts and nonbinding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties. As of March 8, 1999, the Company had under contract or letter of intent an aggregate of 32 multi-family apartment properties with a maximum aggregate purchase price of $571.1 million, including estimated capital improvements, which, in some cases, may be paid in the form of assumption of existing debt. All such contracts are subject to termination by the Company as described above. No assurance can be given that any of these possible acquisitions will be completed or, if completed, that they will be accretive on a per share basis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment, the ownership and management of real estate properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company.

OPERATING AND FINANCIAL STRATEGIES

     The Company's operating and financing strategies to attempt to meet its objective of providing long-term, predictable funds from operations ("FFO") per share of Class A Common Stock, less an allowance for Capital Replacements of $300 per apartment unit, include the following:

     - Acquisition of Properties at Less Than Replacement Cost. AIMCO attempts to acquire properties at a significant discount to their replacement cost.

     - Geographic Diversification. AIMCO operates in 49 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market.

     - Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties. For the period from 1996 through 1999, annual population and employment growth rates in AIMCO's five largest regional markets are forecasted to be 2.2% and 3.6%, respectively.

     - Product Diversification. The Company's portfolio of apartment properties spans a wide range of apartment community types, both within and among markets.

     - Capital Replacement. AIMCO believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company allocates approximately $300 annually per owned apartment unit for capital replacements, and reserves unexpended amounts for future capital replacements.

     - Debt Financing. AIMCO's strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. AIMCO seeks to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of between 2:1 and 3:1, and a ratio of earnings before interest, income taxes, depreciation and amortization (with certain adjustments and after a provision of approximately $300 per owned apartment unit) to debt service of at least 2:1, and to match debt maturities to the character of the assets financed. For the year ended December 31, 1998, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company also uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 1998, approximately 25.2% of AIMCO's outstanding debt was short-term debt and 74.8% was long-term debt. As of March 11, 1999, approximately 9.5% of AIMCO's outstanding debt was short-term debt and 90.5% was long-term debt.

     - Dispositions. From time to time, the Company sells properties that do not meet its return on investment criteria or that are located in areas where AIMCO does not believe that the long-term neighborhood values justify the continued investment in the properties.

     - Dividend Policy. AIMCO pays dividends on its Class A Common Stock to share its profitability with its stockholders. The Company distributed 65.8%, 66.5% and 72.3% of FFO to holders of Class A Common Stock for the years ended December 31, 1998, 1997 and 1996, respectively. It is the present policy of the Board of Directors to increase the dividend annually in an amount equal to one-half of the projected increase in FFO, adjusted for capital replacements, subject to minimum distribution requirements to maintain its REIT status.

GROWTH STRATEGIES

     The Company seeks growth through two primary sources -- acquisitions and internal expansion.

  Acquisition Strategies.

     The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO's initial public offering in July 1994, the Company has completed numerous acquisition transactions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 2,147 apartment properties with 379,363 units as of December 31, 1998. The Company acquires additional properties primarily in three ways:

     - Direct Acquisitions. AIMCO may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of AIMCO's growth has resulted from the acquisition of other companies that owned or controlled properties.

     - Acquisition of Managed Properties. AIMCO believes that its property management operations support its acquisition activities. Since AIMCO's initial public offering, the Company has acquired from its managed portfolio 15 properties comprising 4,432 units for total consideration of $155.4 million.

     - Increasing its Interest in Partnerships. For properties where AIMCO owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. AIMCO has completed tender offers with respect to 308 partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

  Internal Growth Strategies.

     The Company pursues internal growth primarily through the following strategies:

     - Revenue Increases. The Company increases rents where feasible and seeks to improve occupancy rates.

     - Redevelopment of Properties. The Company believes redevelopment of selected properties in superior locations provides advantages over development of new properties. AIMCO believes that redevelopment generally allows the Company to maintain rents comparable to new properties and, compared to development of new properties, can be accomplished with relatively lower financial risk, in less time and with reduced delays due to governmental regulation.

     - Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions.

     - Conversion of Affordable Properties; Improvement of Performance. The Company believes that it may be able to significantly increase its return from its portfolio of affordable properties by improving operations at some of its properties or by converting some of these properties to conventional properties.

     - Ancillary Services. The Company's management believes that its ownership and management of properties provides it with unique access to a customer base for the sale of additional services which generate incremental revenues. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

     - Controlling Expenses. Cost reductions are accomplished by local focus on the regional operating center level and by exploiting economies of scale. As a result of the size of its portfolio and its creation of regional concentrations of properties, the Company has the ability to leverage fixed costs for general and administrative expenditures and certain operating functions, such as insurance, information technology and training, over a large property base.

PROPERTY MANAGEMENT STRATEGIES

     AIMCO seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. AIMCO's management operations are organized into 35 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

TAXATION OF THE COMPANY

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994, and the Company intends to continue to operate in such a manner. The Company's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.

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

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the U.S. federal income tax treatment.

COMPETITION

     There are numerous housing alternatives that compete with the Company's properties in attracting residents. The Company's properties compete directly with other multi-family rental apartments and single family homes that are available for rent in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing homes and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

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

  HUD Enforcement

     A significant number of properties owned by the Company are subject to regulation by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the "2530 Committee"). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

     AIMCO believes that the 2530 Committee will continue to apply the 2530 clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. If HUD were to disapprove AIMCO as property manager for one or more affordable properties, AIMCO's ability to obtain property management revenues from new affordable properties would be impaired.

  Laws Benefitting Disabled Persons

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Company's properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Company believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

  Regulation of Affordable Housing

     As of December 31, 1998, the Company owned or controlled 12 properties, held an equity interest in 462 properties and managed for third parties and affiliates 578 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development ("HUD") or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. The Company can make no assurance that it will always receive such approval.

  Environmental

     Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Company's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties.

INSURANCE

     Management believes that the Company's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the AIMCO operating partnership and the management companies, has approximately 13,000 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES.

     The Company's properties are located in 49 states, Puerto Rico and the District of Columbia. The properties are managed by four Division
Vice-Presidents controlling 35 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 1998:

REGIONAL
OPERATING                                                                 NUMBER OF    NUMBER OF
CENTER                                                        DIVISION    PROPERTIES     UNITS
---------                                                     ---------   ----------   ---------
Chicago, IL.................................................  Far West         60        11,744
Denver, CO..................................................  Far West         73        11,478
Kansas City, MO.............................................  Far West         97        13,138
Los Angeles, CA.............................................  Far West         69        10,239
Oakland, CA.................................................  Far West         80         8,931
Phoenix, AZ.................................................  Far West         51        13,138
San Diego, CA...............................................  Far West         36         5,291
                                                                            -----       -------
                                                                              466        73,959
Allentown, PA...............................................    East           48         7,493
Columbia, SC................................................    East           57        10,011
Greenville, SC..............................................    East           70         8,650
Philadelphia, PA............................................    East           37        11,804
MLG Sub ROC 2...............................................    East           27         8,061
Richmond, VA................................................    East           43        11,420
Rockville, MD...............................................    East           84        13,053
Maine Sub ROC 1.............................................    East           70         2,328
Tarrytown, NY...............................................    East           67         9,582
                                                                            -----       -------
                                                                              503        82,402
Atlanta, GA.................................................  Southeast        63        11,896
Boca Raton, FL..............................................  Southeast        35         7,797
Miami, FL...................................................  Southeast        49        10,454
Mobile, AL..................................................  Southeast        62        10,136
Nashville, TN...............................................  Southeast        63        11,589
Orlando, FL.................................................  Southeast        52        12,786
Tampa, FL...................................................  Southeast        53        13,075
                                                                            -----       -------
                                                                              377        77,733
Austin, TX..................................................    West           55        10,452
Columbus, OH................................................    West           57         8,774
Dallas I, TX................................................    West           65        12,773
Dallas II, TX...............................................    West           68        13,153
Houston I, TX...............................................    West           49        10,458
Houston II, TX..............................................    West           58        13,818
Indianapolis, IN............................................    West           43         9,675
                                                                            -----       -------
                                                                              395        79,103

REGIONAL
OPERATING                                                                 NUMBER OF    NUMBER OF
CENTER                                                        DIVISION    PROPERTIES     UNITS
---------                                                     ---------   ----------   ---------
Portfolio:
Senior Living Sub ROC 1.....................................   Oxford           8         1,638
Affordable Midwest..........................................   Oxford          44         5,711
Conventional Mideast........................................   Oxford          23         6,342
Conventional Midwest........................................   Oxford          45        10,725
Conventional South..........................................   Oxford          41        10,210
                                                                            -----       -------
                                                                              161        34,626
Other.......................................................                  245        31,540
                                                                            -----       -------
                                                                            2,147       379,363
                                                                            =====       =======

     At December 31, 1998, the Company owned or controlled 242 properties containing 63,086 units. These properties contain, on average, 261 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 1998, the Company held an equity interest in 902 properties containing 170,243 units, and managed 1,003 other properties containing 146,034 units. The Company's 2,147 properties contain, on average, 177 apartment units, with the largest property containing 2,899 apartment units.

     Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company's indebtedness. At December 31, 1998, the Company had aggregate mortgage indebtedness totaling $1,242.4 million, which was secured by 197 properties with a combined net book value of $2,185.7 million, having an aggregate weighted average interest rate of 7.1%. As of December 31, 1998, approximately 25.2% of AIMCO's outstanding debt was short-term debt and 74.8% was long-term debt. As of March 11, 1999, approximately 9.5% of AIMCO's outstanding debt was short-term debt and 90.5% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability issuance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     AIMCO's Class A Common Stock has been listed and traded on the NYSE under the symbol "AIV" since July 22, 1994. The following table sets forth the quarterly high and low sales prices of the Class A Common Stock, as reported on the NYSE, and the dividends paid by the Company for the periods indicated.

                                                                                      DIVIDENDS
                                                                                        PAID
                       QUARTER ENDED                          HIGH        LOW        (PER SHARE)
                       -------------                          ----        ---        -----------
1996
  March 31, 1996............................................  $21 1/8     $19 3/8      $ 0.425
  June 30, 1996.............................................   21          18 3/8        0.425
  September 30, 1996........................................   22          18 3/8        0.425
  December 31, 1996.........................................   28 3/8      21 1/8        0.425
1997
  March 31, 1997............................................   30 1/2      25 1/2       0.4625
  June 30, 1997.............................................   29 3/4      26           0.4625
  September 30, 1997........................................   36 3/16     28 1/8       0.4625
  December 31, 1997.........................................   38          32           0.4625
1998
  March 31, 1998............................................   38 9/16     34 1/4       0.5625
  June 30, 1998.............................................   39 7/8      36 1/2       0.5625
  September 30, 1998........................................   41          31           0.5625
  December 31, 1998.........................................   37 3/8      30           0.5625
1999
  March 31, 1999 (thru March 11, 1999)......................   41 5/8      35 3/4        0.625(1)

---------------

(1) On January 20, 1999, the Company's Board of Directors declared a cash dividend of $0.625 per share of Class A Common Stock, paid on February 12, 1999 to stockholders of record on February 6, 1998.

     On March 11, 1999, there were 61,656,837 shares of Class A Common Stock outstanding, held by 1,575 stockholders of record.

     AIMCO, as a REIT, is required to distribute annually to holders of common stock at least 95% of its "real estate investment trust taxable income," which, as defined by the Internal Revenue Code and Treasury regulations, is generally equivalent to net taxable ordinary income. AIMCO measures its economic profitability and intends to pay regular dividends to its stockholders based on FFO during the relevant period. However, the future payment of dividends by AIMCO will be at the discretion of the Board of Directors and will depend on numerous factors including AIMCO's financial condition, its capital requirements, the annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as the Board of Directors deems relevant.

     From time to time, AIMCO issues shares of Class A Common Stock in exchange for OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During 1998, a total of 275,405 shares of Class A Common Stock were issued in exchange for OP Units.

     On November 6, 1998, AIMCO sold 1,000,000 shares of its Class J Cumulative Convertible Preferred Stock ("Class J Preferred Stock") in a private placement for approximately $100.0 million, all of which was used to repay indebtedness under its interim term loan agreement with Lehman Brothers, Inc. In addition, on the same date, AIMCO issued 250,000 shares of Class J Preferred Stock to the AIMCO operating partnership in a private placement in exchange for 250,000 Class J Partnership Preferred Units of the AIMCO operating partnership. The shares were sold in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

     On December 14, 1998, the Company sold to AEW Targeted Securities Fund, L.P. (i) 1,400,000 Class B partnership preferred units of a subsidiary of the AIMCO operating partnership for $30.85 million, and (ii) a warrant to purchase 875,000 shares of Class A Common Stock for $4.15 million. The partnership units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, Class A Common Stock or OP Units. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon a redemption of the Class B partnership preferred units. The Company used all of the $35 million of proceeds from these transactions for general corporate purposes. The partnership units and warrant were sold in private transactions exempt from registration under the Securities Act, pursuant to Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

     The historical selected financial data for AIMCO for the years ended December 31, 1998, 1997 and 1996 is based on audited financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The historical selected financial data for AIMCO for the year ended December 31, 1995 and the period from January 10, 1994 (the date of inception) through December 31, 1994 and for the AIMCO Predecessors for the period January 1, 1994 through July 28, 1994 is based on audited financial statements.

                                                                                                                   AIMCO
                                                                 THE COMPANY                                    PREDECESSORS
                                  --------------------------------------------------------------------------   --------------
                                                                                              FOR THE PERIOD   FOR THE PERIOD
                                                                                               JANUARY 10,       JANUARY 1,
                                                                                                   1994             1994
                                               FOR THE YEAR ENDED DECEMBER 31,                   THROUGH          THROUGH
                                  ---------------------------------------------------------    DECEMBER 31,       JULY 28,
                                      1998           1997           1996           1995            1994             1994
                                  ------------   ------------   ------------   ------------   --------------   --------------
OPERATING DATA:
RENTAL PROPERTY OPERATIONS:
Rental and other income.........   $  377,139     $  193,006     $  100,516      $ 74,947        $ 24,894         $ 5,805
Property operating expenses.....     (147,541)       (76,168)       (38,400)      (30,150)        (10,330)         (2,263)
Owned property management
  expenses......................      (11,013)        (6,620)        (2,746)       (2,276)           (711)             --
Depreciation....................      (84,635)       (37,741)       (19,556)      (15,038)         (4,727)         (1,151)
                                   ----------     ----------     ----------      --------        --------         -------
                                      133,950         72,477         39,814        27,483           9,126           2,391
                                   ----------     ----------     ----------      --------        --------         -------
SERVICE COMPANY BUSINESS:
Management fees and other
  income........................       24,103         13,937          8,367         8,132           3,217           6,533
Management and other expenses...      (16,764)       (10,373)        (5,560)       (5,150)         (2,211)         (6,173)
Corporate overhead allocation...         (196)          (588)          (590)         (581)             --              --
                                   ----------     ----------     ----------      --------        --------         -------
                                        7,143          2,976          2,217         2,401           1,006             360
                                   ----------     ----------     ----------      --------        --------         -------
General and administrative
  expenses......................      (14,650)        (5,396)        (1,512)       (1,804)           (977)            (36)
Interest expense................      (89,424)       (51,385)       (24,802)      (13,322)         (1,576)         (4,214)
Interest income.................       30,450          8,676            523           658             123              --
Equity in losses of
  unconsolidated partnerships...       (4,854)        (1,798)            --            --              --              --
Equity in earnings of
  unconsolidated subsidiaries...       11,570          4,636             --            --              --              --
Minority interest in other
  entities......................         (468)         1,008           (111)           --              --              --
Amortization of goodwill........       (8,735)          (948)          (500)         (428)             --              --
                                   ----------     ----------     ----------      --------        --------         -------
Income from operations..........       64,982         30,246         15,629        14,988           7,702          (1,499)
Gain on disposition of
  properties....................        4,674          2,720             44            --              --              --
                                   ----------     ----------     ----------      --------        --------         -------
Income (loss) before
  extraordinary item and
  minority interest in operating
  partnership...................       69,656         32,966         15,673        14,988           7,702          (1,499)
Extraordinary item -- early
  extinguishment of debt........           --           (269)            --            --              --              --
                                   ----------     ----------     ----------      --------        --------         -------
Income (loss) before minority
  interest in operating
  partnership...................       69,656         32,697         15,673        14,988           7,702          (1,499)
Minority interest in operating
  partnership...................       (5,182)        (4,064)        (2,689)       (1,613)           (559)             --
                                   ----------     ----------     ----------      --------        --------         -------
Net income (loss)...............   $   64,474     $   28,633     $   12,984      $ 13,375        $  7,143         $(1,499)
                                   ==========     ==========     ==========      ========        ========         =======

                                                                                                                   AIMCO
                                                                 THE COMPANY                                    PREDECESSORS
                                  --------------------------------------------------------------------------   --------------
                                                                                              FOR THE PERIOD   FOR THE PERIOD
                                                                                               JANUARY 10,       JANUARY 1,
                                                                                                   1994             1994
                                               FOR THE YEAR ENDED DECEMBER 31,                   THROUGH          THROUGH
                                  ---------------------------------------------------------    DECEMBER 31,       JULY 28,
                                      1998           1997           1996           1995            1994             1994
                                  ------------   ------------   ------------   ------------   --------------   --------------
OTHER INFORMATION:
Total owned or controlled
  properties (end of period)....          242            147             94            56              48               4
Total owned or controlled
  apartment units (end of
  period).......................       63,086         40,039         23,764        14,453          12,513           1,711
Total equity apartment units
  (end of period)...............      170,243         83,431         19,045        19,594          20,758          29,343
Units under management (end of
  period).......................      146,034         69,587         19,045        19,594          20,758          29,343
Basic earnings per common
  share.........................   $     0.84     $     1.09     $     1.05      $   0.86        $   0.42             N/A
Diluted earnings per common
  share.........................   $     0.80     $     1.08     $     1.04      $   0.86        $   0.42             N/A
Dividends paid per common
  share.........................   $     2.25     $     1.85     $     1.70      $   1.66        $   0.29             N/A
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation..................   $2,802,598     $1,657,207     $  865,222      $477,162        $406,067         $47,500
Real estate, net of accumulated
  depreciation..................    2,573,718      1,503,922        745,145       448,425         392,368          33,270
Total assets....................    4,268,285      2,100,510        827,673       480,361         416,739          39,042
Total mortgages and notes
  payable.......................    1,660,715        808,530        522,146       268,692         141,315          40,873
Mandatorily redeemable 1994
  Cumulative Senior Preferred
  Stock.........................           --             --             --            --          96,600              --
Company-obligated mandatory
  redeemable convertible
  preferred securities of a
  subsidiary trust..............      149,500             --             --            --              --              --
Stockholders' equity............    1,902,564      1,045,300        215,749       169,032         140,319          (9,345)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

  Net Income

     The Company recognized net income of $64.5 million, and net income attributable to common stockholders of $37.9 million, for the year ended December 31, 1998, compared to net income and net income attributable to common stockholders of $28.6 million and $26.3 million, respectively, for the year ended December 31, 1997. Net income attributable to common stockholders represents net income less dividends on preferred stock.

     The increase in net income attributable to common stockholders of $11.6 million, or 44.1%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of NHP Incorporated ("NHP") in December 1997;

     - the acquisition of Ambassador Apartments, Inc. in May 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998;
       and

     - receipt of interest income on general partner loans to unconsolidated real estate partnerships and notes receivable.

     The effect of the above on net income was partially offset by the sale of five properties in 1998 and five properties in 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     Rental and other property revenues from the Company's owned or controlled properties totaled $377.1 million for the year ended December 31, 1998, compared to $193.0 million for the year ended December 31, 1997, an increase of $184.1 million, or 95.4%. Rental and other property revenues consisted of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
1997 acquisitions...........................................  $124,266   $ 36,871
1998 acquisitions...........................................    92,033         --
"Same store" properties.....................................   150,476    136,219
1997 dispositions...........................................        --      4,092
1998 dispositions...........................................       304      8,106
Properties in lease-up after the completion of an expansion
  or renovation.............................................    10,060      7,718
                                                              --------   --------
          Total.............................................  $377,139   $193,006
                                                              ========   ========

     Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance. Property operating expenses totaled $147.5 million for the year ended December 31, 1998, compared to $76.2 million for the year ended December 31, 1997, an increase of $71.3 million, or 93.6%. Property operating expenses consisted of the following (in thousands):

                                                                1998      1997
                                                              --------   -------
1997 acquisitions...........................................  $ 48,570   $15,389
1998 acquisitions...........................................    35,386        --
"Same store" properties.....................................    59,993    52,870
1997 dispositions...........................................        --     1,972
1998 dispositions...........................................       348     3,592
Properties in lease-up after the completion of an expansion
  or renovation.............................................     3,244     2,345
                                                              --------   -------
          Total.............................................  $147,541   $76,168
                                                              ========   =======

     Owned property management expenses, representing the costs of managing the Company's owned or controlled properties, totaled $11.0 million for the year ended December 31, 1998, compared to $6.6 million for the year ended December 31, 1997, an increase of $4.4 million, or 66.7%. The increase resulted from acquisitions of properties in 1997 and 1998 and acquisitions of controlling interests in properties through the NHP, Ambassador and Insignia mergers.

  Service Company Business

     Income from the service company business was $7.1 million for the year ended December 31, 1998, compared to $3.0 million for the year ended December 31, 1997, an increase of $4.1 million or 136.7%. The increase was primarily due to management contracts acquired in the Insignia merger that are held by the Company, as well as the transfer of majority-owned management contracts from the management companies to the AIMCO operating partnership. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the AIMCO operating partnership. In addition, the increase is partially due to additional partnership and administrative fees resulting from the acquisition of partnership interests during 1998. The commercial asset management and brokerage businesses were reorganized as part of the management companies at the start of 1998. The insurance portion of operations and also property management services were reorganized as part of the management companies, effective July 1, 1998. The Company's share of income from service company businesses consisted of the following (in thousands):

                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
Properties managed
  Management fees and other income..........................  $ 18,718   $ 9,353
  Management and other expenses.............................   (13,472)   (9,498)
                                                              --------   -------
                                                                 5,246      (145)
                                                              --------   -------
Commercial asset management
  Management and other income...............................        --       245
  Management and other expenses.............................        --      (275)
                                                              --------   -------
                                                                    --       (30)
                                                              --------   -------
Reinsurance operations
  Revenues..................................................       993     4,228
  Expenses..................................................      (255)     (360)
                                                              --------   -------
                                                                   738     3,868
                                                              --------   -------
Other
  Revenues..................................................     4,392       111
  Expenses..................................................    (3,037)     (240)
                                                              --------   -------
                                                                 1,355      (129)
                                                              --------   -------
Corporate overhead allocation...............................      (196)     (588)
                                                              --------   -------
                                                              $  7,143   $ 2,976
                                                              ========   =======

  General and Administrative Expenses

     General and administrative expenses totaled $14.7 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, an increase of $9.3 million, or 172.2%. The increase in general and administrative expenses is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the mergers with NHP Incorporated in December 1997, Ambassador Apartments, Inc. in May 1998 and Insignia Financial Group, Inc. in October 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and Limited Partnership administration, as well as increased levels of personnel in the accounting and finance departments.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $89.4 million for the year ended December 31, 1998, compared to $51.4 million for the year ended December 31, 1997, an increase of $38.0 million or 73.9%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in Ambassador Apartments, Inc. and Insignia Financial Group, Inc. and interest expense incurred in connection with 1998 and 1997 acquisitions.

  Interest income

     Interest income totaled $30.4 million for the year ended December 31, 1998, compared to $8.7 million for the year ended December 31, 1997. The increase is primarily due to interest earned on the increased average outstanding balances of general partner loans and notes receivable.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

     The Company recognized net income of $28.6 million and net income attributable to common stockholders of $26.3 million for the year ended December 31, 1997 compared to net income and net income attributable to common stockholders of $13.0 million for the year ended December 31, 1996. Net income attributable to common stockholders represents net income less dividends on preferred stock. The increase in net income allocable to common stockholders of $13.3 million, or 102.3%, was primarily the result of the following:

     - the acquisition of 10,484 units in 42 apartment communities primarily during November and December 1996;

     - the acquisitions of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of interests in the NHP Partnerships including the period June through December 1997;

     - the acquisition of NHP Partnerships in December 1997;

     - interest income on general partner loans to unconsolidated real estate partnerships; and

     - the increase in net "same store" property results.

     The effect of the above on net income was partially offset by the sale of four properties in August 1996 and five properties in October 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     Rental and other property revenues from the Company's owned or controlled properties totaled $193.0 million for the year ended December 31, 1997, compared to $100.5 million for the year ended December 31, 1996, an increase of $92.5 million, or 92.0%. Rental and other property revenues consisted of the following (in thousands):

                                                                1997       1996
                                                              --------   --------
1996 acquisitions...........................................  $ 68,505   $ 14,970
1997 acquisitions...........................................    22,163         --
"Same store" properties.....................................    78,724     75,069
Acquisitions of interests in the NHP Partnerships...........    15,592         --
1996 dispositions...........................................        --      3,363
1997 dispositions...........................................     4,092      4,719
Properties in lease-up after the completion of an expansion
  or renovation.............................................     3,930      2,395
                                                              --------   --------
          Total.............................................  $193,006   $100,516
                                                              ========   ========

     Average monthly rent per occupied unit for the same store properties increased to $571 at December 31, 1997 from $560 at December 31, 1996, an increase of 2.0%. Weighted average physical occupancy for the properties increased to 94.8% at December 31, 1997, from 94.5% at December 31, 1996, an increase of 0.3%.

     Property operating expenses totaled $76.2 million for the year ended December 31, 1997, compared to $38.4 million for the year ended December 31, 1996, an increase of $37.8 million, or 98.4%. Property operating expenses consisted of the following (in thousands):

                                                               1997      1996
                                                              -------   -------
1996 acquisitions...........................................  $28,911   $ 5,258
1997 acquisitions...........................................    8,402        --
"Same store" properties.....................................   28,009    28,234
Acquisition of interests in the NHP Partnerships............    7,304        --
1996 dispositions...........................................       --     1,793
1997 dispositions...........................................    1,972     2,300
Properties in lease-up after the completion of an expansion
  or renovation.............................................    1,570       815
                                                              -------   -------
          Total.............................................  $76,168   $38,400
                                                              =======   =======

     Owned property management expenses, representing the costs of managing the Company's owned properties, totaled $6.6 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996, an increase of $3.9 million or 144.4%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of interests in the NHP Partnerships.

  Service Company Business

     Income from the service company business was $3.0 million for the year ended December 31, 1997 compared to $2.2 million for the year ended December 31, 1996, an increase of $0.8 million or 36.4%. The increase is due to the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests which provide for certain partnership and administrative fees, and a captive insurance subsidiary acquired in connection with the acquisition of the NHP Real Estate Companies in June 1997, which were offset by the expiration of the Company's commercial asset management contracts on March 31, 1997. The Company's share of income from service company businesses consisted of the following (in thousands):

                                                               1997      1996
                                                              -------   -------
Properties managed
  Management fees and other income..........................  $ 9,353   $ 5,679
  Management and other expenses.............................   (9,498)   (4,623)
                                                              -------   -------
                                                                 (145)    1,056
                                                              -------   -------
Commercial asset management
  Management and other income...............................      245     1,026
  Management and other expenses.............................     (275)     (339)
                                                              -------   -------
                                                                  (30)      687
                                                              -------   -------
Reinsurance operations
  Revenues..................................................    4,228     1,267
  Expenses..................................................     (360)     (282)
                                                              -------   -------
                                                                3,868       985
                                                              -------   -------
Brokerage and other
  Revenues..................................................      111       395
  Expenses..................................................     (240)     (316)
                                                              -------   -------
                                                                 (129)       79
                                                              -------   -------
Corporate overhead allocation...............................     (588)     (590)
                                                              -------   -------
                                                              $ 2,976   $ 2,217
                                                              =======   =======

     Income (loss) from the management of properties for third parties and affiliates was $(0.1) million for the year ended December 31, 1997 compared to $1.1 million for the year ended December 31, 1996, a decrease of $1.2 million, or 109.1%.

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

  General and Administrative Expenses

     General and administrative expenses totaled $5.4 million for the year ended December 31, 1997 compared to $1.5 million for the year ended December 31, 1996, an increase of $3.9 million, or 260.0%. The increase in general and administrative expenses is primarily due to the purchase of the NHP Real Estate Companies in June 1997 and the merger with NHP Incorporated in December 1997.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $51.4 million for the year ended December 31, 1997, compared to $24.8 million for the year ended December 31, 1996, an increase of $26.6 million or 107.3%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in the NHP Real Estate Companies and NHP and interest expense incurred in connection with 1997 and 1996 acquisitions.

  Interest Income

     Interest income totaled $8.7 million for the year ended December 31, 1997, compared to $0.5 million for the year ended December 31, 1996. The increase is primarily due to interest earned on general partner loans to unconsolidated real estate partnerships acquired in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $71.3 million in cash and cash equivalents and $55.8 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash is held by partnerships and subsidiaries which are not presented on a consolidated basis. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

     As of December 31, 1998, 89% of the Company's owned or controlled properties and 53% of its total assets were encumbered by debt. The Company had total outstanding indebtedness of $1,660.7 million, of which $1,350.4 million was secured by properties. The Company's indebtedness is comprised of $843.8 million of secured long-term financing, $398.6 million of secured tax-exempt bonds and $418.3 in secured and unsecured short-term financing. As of December 31, 1998, approximately 27.8% of the Company's indebtedness bears interest at variable rates. As of March 11, 1999, approximately 9.5% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation had made 85 loans (the "GMAC Loans") to property owning partnerships of the Company, each of which is secured by the property owned by such partnership. The 85 GMAC Loans had an aggregate outstanding principal balance of $175.2 million as of December 31, 1998. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company's long-term, secured, tax-exempt notes payable was 7.0% with a weighted average maturity of 11.7 years as of December 31, 1998. The weighted average interest rate on the Company's secured and unsecured short-term financing was 7.2% as of December 31, 1998.

     In February 1999, the $50 million credit facility with Washington Mortgage Financial Group, Ltd. was terminated and all outstanding indebtedness was repaid with the proceeds from new, long-term, fully amortizing indebtedness secured by properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was $74.8 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 11, 1999 was $24 million.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1998, the Company had $1,268 million available and the AIMCO operating partnership had $500 million available from this registration statement. On February 18, 1999, the Company raised net proceeds of $120.6 million in a public offering. The offering reduced the amount remaining available to AIMCO under the shelf registration statement to $1,143 million. All proceeds were used to further reduce the balance outstanding under the Lehman interim loan. The Company expects to finance pending acquisition of real estate interests with the issuance of equity securities and debt.

CAPITAL EXPENDITURES

     For the year ended December 31, 1998, the Company spent $29.0 million for Capital Replacements (expenditures for routine maintenance of a property), $28.1 million for Initial Capital Expenditures ("ICE", expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $20.1 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

     The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                                             DEPRECIABLE LIFE
EXPENDITURE                                           ACCOUNTING TREATMENT       IN YEARS
-----------                                           --------------------   ----------------
Initial capital expenditures........................      capitalize           5 to 30
Capital enhancements................................      capitalize           5 to 30
Capital replacements:
Carpet/vinyl replacement............................      capitalize              5
Carpet cleaning.....................................        expense              N/A
Major appliance replacement (refrigerators, stoves,       capitalize              5
  dishwashers, washers/dryers)......................
Cabinet replacement.................................      capitalize              5
Major new landscaping...............................      capitalize              5
Seasonal plantings and landscape replacements.......        expense              N/A
Roof replacements...................................      capitalize             30
Roof repairs........................................        expense              N/A
Model furniture.....................................      capitalize              5
Office equipment....................................      capitalize              5
Exterior painting, significant......................      capitalize              5
Interior painting...................................        expense              N/A
Parking lot repairs.................................        expense              N/A
Parking lot repaving................................      capitalize             30
Equipment repairs...................................        expense              N/A
General policy for capitalization...................  capitalize amounts       various
                                                       in excess of $250

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on FFO, less a reserve for Capital Replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO operating partnership, amortization of goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the years ended December 31, 1998, 1997 and 1996, the Company's FFO is calculated as follows (amounts in thousands):

                                                       1998        1997        1996
                                                     ---------   ---------   --------
Income before minority interest in operating
  partnership......................................  $  69,656   $  32,697   $ 15,673
Extraordinary item.................................         --         269         --
Gain on disposition of properties..................     (4,674)     (2,720)       (44)
Real estate depreciation, net of minority
  interests........................................     80,369      33,751     19,056
Real estate depreciation related to unconsolidated
  entities.........................................     34,840       9,864         --
Amortization of goodwill...........................     11,401         948        500
Amortization of recoverable amount of management
  contracts........................................     14,776       1,587         --
Deferred taxes.....................................      9,215       4,894         --
Preferred stock dividends..........................    (20,701)       (135)        --
Preferred OP Unit distribution.....................       (136)         --         --
                                                     ---------   ---------   --------
Funds From Operations (FFO)........................  $ 194,746   $  81,155   $ 35,185
                                                     =========   =========   ========
Weighted average number of common shares, common
  share equivalents and OP Units outstanding:
  Common stock.....................................     45,187      24,055     12,411
  Common stock equivalents.........................      2,437         381         16
  Preferred stock convertible into common stock....      2,463       1,006         --
  OP Units.........................................      6,732       3,677      2,567
                                                     ---------   ---------   --------
                                                        56,819      29,119     14,994
                                                     =========   =========   ========
CASH FLOW INFORMATION:
Cash flow provided by operating activities.........  $ 148,414   $  73,032   $ 38,806
Cash flow used in investing activities.............   (328,321)   (717,663)   (88,144)
Cash flow provided by financing activities.........    214,124     668,549     60,129

CONTINGENCIES

  HUD Enforcement

     In October 1997, NHP received a subpoena from the HUD Inspector General, which requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by AIMCO to the HUD Inspector General relating to certain of NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. AIMCO believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for AIMCO and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against AIMCO. Although no action has been initiated against AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect AIMCO's ability to receive 2530 Clearances or otherwise have a material adverse effect on AIMCO's results of operations. HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements.

  Year 2000 Compliance

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

     Over the past two years, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

     STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

     COMPUTER HARDWARE

     During 1997 and 1998, AIMCO identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when AIMCO merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year-2000 compliant system became fully functional for the entire Company.

     In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. AIMCO has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

     COMPUTER SOFTWARE

     AIMCO utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

     In 1997, when AIMCO merged with NHP, the core financial system used by NHP was Year 2000 compliant. During 1998, AIMCO integrated all of its core financial systems to this compliant system for general ledger and financial reporting purposes.

     In 1997, AIMCO determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, AIMCO implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.4 million. During 1998, AIMCO acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, AIMCO converts the existing property management and rent collection systems to AIMCO's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process is expected to be completed by March 31, 1999.

     The final software area is the office software and server operating systems. AIMCO has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

     OPERATING EQUIPMENT

     AIMCO has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, AIMCO began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example, elevators, heating, ventilating and air conditioning systems, security and alarm systems, etc.)

     The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put AIMCO at risk financially or operationally. AIMCO intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

     Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998, AIMCO has evaluated approximately 86% of the operating equipment for Year 2000 compliance.

     The total cost incurred as of December 31, 1998 to replace or repair the operating equipment was approximately $70,000. AIMCO estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, and AIMCO expects to be completed by April 30, 1999.

     AIMCO continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

     NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

     AIMCO continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. AIMCO has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. AIMCO has updated data transmission standards with two of the three financial institutions. AIMCO's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

     The Company does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant.

     Management does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.

     COSTS TO ADDRESS YEAR 2000

     The total cost of the Year 2000 project is estimated at $3.5 million and is being funded from operating cash flows. To date, the Company has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

     RISKS ASSOCIATED WITH THE YEAR 2000

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

     In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. The Company could be subject to litigation for, among other things, computer system failures, equipment shutdowns or a failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long term debt financings.

     The Company had $462.0 million of variable rate debt outstanding at December 31, 1998, which represents 27.8% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $4.6 million on an annual basis. As of March 11, 1999, approximately 9.5% of the Company's indebtedness bears interest at variable rates. At December 31, 1998, the Company had $1,198.7 million of fixed rate debt outstanding, of which debt in an aggregate amount of $39.8 million, $46.4 million, $41.0 million, $107.0 million and $54.9 million will mature in the years 1999, 2000, 2001, 2002 and 2003, respectively.

     From time to time, the Company enters into interest rate lock agreements to obtain what the Company considers advantageous pricing for future anticipated debt issuances.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of December 31, 1998 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's Directors required by this item is presented under the caption "Board of Directors and Officers" in AIMCO's proxy statement for its 1999 annual meeting of stockholders and is incorporated herein by reference.

     The directors and executive officers of the Company as of March 11, 1999 are:

NAME                             AGE                POSITION WITH THE COMPANY
----                             ---                -------------------------
Terry Considine................  51    Chairman of the Board of Directors and Chief
                                       Executive Officer
Peter K. Kompaniez.............  54    Vice Chairman, President and Director
Joel F. Bonder.................  50    Executive Vice President, General Counsel and
                                       Secretary
Patrick J. Foye................  42    Executive Vice President
Robert Ty Howard...............  41    Executive Vice President -- Ancillary Services
Steven D. Ira..................  48    Executive Vice President and Co -- Founder
Paul J. McAuliffe..............  42    Executive Vice President -- Capital Markets
Thomas W. Toomey...............  38    Executive Vice President -- Finance and
                                       Administration
Harry G. Alcock................  35    Senior Vice President -- Acquisitions
Troy D. Butts..................  34    Senior Vice President and Chief Financial Officer
Richard S. Ellwood.............  67    Director, Chairman, Audit Committee
J. Landis Martin...............  53    Director, Chairman, Compensation Committee
Thomas L. Rhodes...............  59    Director
John D. Smith..................  70    Director

     Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1994. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the Company's predecessors. Mr. Considine serves as Chairman and director of Asset Investors Corporation and Commercial Asset, Inc., two other public real estate investment trusts. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and was formerly admitted as a member of the Massachusetts Bar (inactive).

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

     Joel F. Bonder. Mr. Bonder was appointed Executive Vice President General Counsel and Secretary of AIMCO effective December 1997. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP Incorporated from June 1991 to March 1994 and as Associate General Counsel of NHP from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, PC. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

     Patrick J. Foye. Mr. Foye was appointed Executive Vice President of AIMCO in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interest, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Mergers and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the Firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye received a B.A. from Fordham College, a J.D. from Fordham Law School and was Associate Editor of the Fordham Law Review. Mr. Foye is also Deputy Chairman of the Long Island Power Authority ("LIPA"). Mr. Foye is also a member of the New York State Privatization Council.

     Robert Ty Howard. Mr. Howard was appointed Executive Vice
President -- Ancillary Services in February 1998. Prior to joining AIMCO, Mr. Howard served as an officer and/or director of four affiliated companies, Hecco Ventures, Craig Corporation, Reading Company and Decurion Corporation. Prior to joining AIMCO, Mr. Howard was responsible for venture investment, financing, mergers and acquisitions activities and investments in commercial real estate, both nationally and internationally. From 1983 to 1987, he was employed by Spieker Properties. Mr. Howard received a B.A. from Amherst College, a J.D. from Harvard Law School and an M.B.A. from Stanford University Graduate School of Business.

     Steven D. Ira. Mr. Ira is a Co-Founder of AIMCO and has served as Executive Vice President since July 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management
(IREM) and is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment

Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

     Paul J. McAuliffe. Mr. McAuliffe was appointed Executive Vice
President -- Capital Markets in February 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was the senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co. Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

     Thomas W. Toomey. Mr. Toomey has served as Senior Vice President -- Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President -- Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

     Harry G. Alcock. Mr. Alcock has served as a Vice President since July 1996, and was promoted to Senior Vice President -- Acquisitions in October 1997, with responsibility for acquisition and financing activities since July 1994. From June 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a Los Angeles based real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp. He received his B.S. from San Jose State University.

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

     Richard S. Ellwood. Mr. Ellwood was appointed a director of AIMCO in July 1994. Mr. Ellwood is currently Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Ellwood is the founder and President of R.S. Ellwood & Co., Incorporated, a real estate investment banking firm. Prior to forming R.S. Ellwood & Co., Incorporated in 1987, Mr. Ellwood had 31 years experience on Wall Street as an investment banker, serving as: Managing Director and senior banker at Merrill Lynch Capital Markets from 1984 to 1987; Managing Director at Warburg Paribas Becker from 1978 to 1984; general partner and then Senior Vice President and a director at White, Weld & Co. from 1968 to 1978; and in various capacities at J.P Morgan & Co. from 1955 to 1968. Mr. Ellwood currently serves as a director of Felcor Lodging Trust, Incorporated and Florida East Coast Industries, Inc.

     J. Landis Martin. Mr. Martin was appointed a director of AIMCO in July 1994 and became Chairman of the Compensation Committee on March 19, 1998. Mr. Martin is a member of the Audit Committee. Mr. Martin has served as President and Chief Executive Officer and a director of NL Industries, Inc., a manufacturer of titanium dioxide, since 1987. Mr. Martin has served as Chairman of Tremont Corporation, a holding company operating through its affiliates Titanium Metals Corporation and NL Industries, Inc., since August 1990 and as Chief Executive Officer and a Director of Tremont since 1988. Mr. Martin has served as Chairman of TIMET, an integrated producer of titanium since 1987 and Chief Executive Officer since January 1995. From 1990 until its acquisition by a predecessor of Haliburton Company ("Haliburton") in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid Corporation, an oilfield service company. In addition to Tremont, NL and TIMET, Mr. Martin is a director of Haliburton, which is engaged in the petroleum services, hydrocarbon and engineering industries.

     Thomas L. Rhodes. Mr. Rhodes was appointed a Director of AIMCO in July 1994 and is currently a Member of the Audit and Compensation Committees (and served as Chairman of the Compensation Committee prior to March 19, 1998). Mr. Rhodes has served as the President and Director of National Review magazine since November 30, 1992, where he has also served as a Director since 1988. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986 and served as a General Partner from 1987 until November 27, 1992. He is currently Vice Chairman of the Board, and a Director of Asset Investors and Commercial Assets. He also serves as a Director of Delphi Financial Group and its subsidiaries, Delphi International Ltd., Oracle Reinsurance Company and The Lynde and Harry Bradley Foundation and is a Trustee of the Heritage Foundation.

     John D. Smith. Mr. Smith was appointed a director of AIMCO in November 1994. Mr. Smith is a member of the Compensation Committee and the Audit Committee. Mr. Smith is Principal and President of John D. Smith Developments. Mr. Smith has been a shopping center developer, owner and consultant for over
8.6 million square feet of shopping center projects including Lenox Square in Atlanta, Georgia. Mr. Smith is a Trustee and former President of the International Council of Shopping Centers and was selected to be a member of the American Society of Real Estate Counselors. Mr. Smith served as a director for Pan-American Properties, Inc. (National Coal Board of Great Britain) formerly known as Continental Illinois Properties. He also serves as a director of American Fidelity Assurance Companies and is retained as an advisor by Shop System Study Society, Tokyo, Japan.

     Information required by this item is presented under the caption "Other Matters-Section 16(a) Compliance" in the Company's proxy statement for its 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is presented under the captions "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in AIMCO's proxy statement for its 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in AIMCO's proxy statement for its 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the caption "Certain Relationships and Transactions" in AIMCO's proxy statement for its 1999 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

     (a) (2) The financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

     (a) (3) The Exhibit Index is included on page 33 of this report and incorporated herein by reference.

     (b) Reports on Form 8-K for the quarter ended December 31, 1998:

     Current Report on Form 8-K, dated October 1, 1998, relating to the completion of the merger of Insignia Financial Group, Inc. with and into Apartment Investment and Management Company; the conversion of each share of Class A Common Stock of Insignia Financial Group, Inc. into the right to receive
0.262 shares of Class E Cumulative Convertible Preferred Stock of Apartment Investment and Management Company; Apartment Investment and Management Company and AIMCO Properties, L.P.'s entering into an unsecured interim term loan agreement with an affiliate of Lehman Brothers Inc.; and Apartment Investment and Management Company's amendment and restatement of its revolving credit facility with Bank of America National Trust and Savings Association and BankBoston, N.A.

     Current Report on Form 8-K, dated November 2, 1998 (and Amendment Nos. 1, 2 and 3 thereto, filed November 24, 1998, December 7, 1998 and December 14, 1998, respectively), relating to the acquisition of five multifamily residential properties from Cirque Property, L.C.; the acquisition of interests in nine multifamily restricted properties from affiliates of Realty Investment Co.; and the acquisition of the SunLake Apartments from a related party. The Report includes the Combined Historical Summary of Gross Income and Direct Operating Expenses of Cirque Apartment Communities for the year ended December 31, 1997 and the three months ended March 31, 1998 (unaudited), together with the Report of Independent Auditors; the Combined Historical Summary of Gross Income and Direct Operating Expenses of Realty Investment Apartment Communities I for the year ended December 31, 1997 and the six months ended June 30, 1998 (unaudited), together with the Independent Auditors' Report; the Combined Historical Summary of Gross Income and Direct Operating Expenses of Realty Investment Apartment Communities II for the year ended December 31, 1997 and the six months ended June 30, 1998 (unaudited), together with the Independent Auditors' Report; the Historical Summary of Gross Income and Direct Operating Expenses of Sun Lake Apartments for the years ended December 31, 1997, 1996 and 1995 and the nine months ended September 30, 1998 (unaudited), together with the Independent Auditor's Report; and certain pro forma financial information.

     Current Report on Form 8-K, dated December 21, 1998, relating to the Company's entering into an Acquisition and Contribution Agreement and Joint Escrow Instructions with Calhoun Beach Associates II Limited Partnership, including the Historical Summary of Gross Income and Direct Operating Expenses of Calhoun Beach Club Apartments for the year ended December 31, 1997 and the nine months ended September 30, 1998 (unaudited), together with the Independent Auditor's Report, and certain pro forma information.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Agreement and Plan of Merger, dated as of December 23,
                            1997, by and between Apartment Investment and Management
                            Company and Ambassador Apartments, Inc. (Exhibit 2.1 to
                            AIMCO's Current Report on Form 8-K, dated December 23,
                            1997, is incorporated herein by this reference)
          2.3            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
          3.1            -- Charter
          3.2            -- Bylaws
          4.1            -- Amended and Restated Declaration of Trust of IFT
                            Financing I (formerly Insignia Financing I), dated as of
                            November 1, 1996, among Insignia Financial Group, Inc.,
                            as Sponsor, First Union National Bank of South Carolina,
                            as Property Trustee, First Union Bank of Delaware, as
                            Delaware Trustee and Andrew I. Farkas, John K. Lines and
                            Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form
                            S-3 of Insignia Financial Group, Inc. dated December 10,
                            1996, is incorporated herein by this reference)
          4.2            -- Indenture for the 6.5% Convertible Subordinated
                            Debentures, dated as of November 1, 1996, between
                            Insignia Financial Group, Inc., as Issuer and First Union
                            National Bank of South Carolina, as Trustee (Exhibit 4.3
                            to Form S-3 of Insignia Financial Group, Inc., dated
                            December 10, 1996, is incorporated herein by this
                            reference)
          4.3            -- First Supplemental Indenture, dated as of October 1,
                            1998, by and among Apartment Investment and Management
                            Company, Insignia Financial Group, Inc. and First Union
                            National Bank (formerly First Union National Bank of
                            South Carolina), as trustee.
         10.1            -- Amended and Restated Credit Agreement (Unsecured
                            Revolver-to-Term Facility), dated as of October 1, 1998,
                            among AIMCO Properties, L.P., Bank of America National
                            Trust and Savings Association, and BankBoston, N.A.
                            (Exhibit 10.1 to AIMCO's Current Report on Form 8-K,
                            dated October 1, 1998, is incorporated herein by this
                            reference)
         10.2            -- First Amendment to Credit Agreement, dated as of November
                            6, 1998, by and among AIMCO Properties, L.P., the
                            financial institutions listed on the signature pages
                            thereof and Bank of America National Trust and Savings
                            Association
         10.3            -- Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.2 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.4            -- Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.3 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.5            -- Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO
                            Properties, L.P. to Bank of America National Trust and
                            Savings Association, and BankBoston, N.A. (Exhibit 10.4
                            to AIMCO's Current Report on Form 8-K, dated October 1,
                            1998, is incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.6            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by Apartment Investment and
                            Management Company, AIMCO Holdings QRS, Inc., AIMCO/OTC
                            QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc.,
                            AIMCO-LP, Inc., AIMCO Properties Finance Corp., AIMCO
                            Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P.,
                            Ambassador IV, Inc., Ambassador V, Inc., Ambassador
                            Florida Partners Inc. and A.J. Two, Inc. (Exhibit 10.5 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.7            -- Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management
                            Services, Inc., Property Asset Management Services, L.P.,
                            NHP Management Company and Property Asset Management
                            Services-California, L.L.C. (Exhibit 10.6 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending September 30, 1998, is incorporated herein by this
                            reference)
         10.8            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by CPF XIV/St. Charleston,
                            Inc., CPF XIV/Torrey Pines, Inc., CPF XIV/ Sun River,
                            Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV
                            Stratford Place Properties, Inc., ConCap CCP/IV River's
                            Edge Properties, Inc., PRA, Inc. and National Property
                            Investors, Inc. (Exhibit 10.7 to AIMCO's Quarterly Report
                            on Form 10-Q for the quarterly period ending September
                            30, 1998, is incorporated herein by this reference)
         10.9            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.10           -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.11           -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.12           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999
         10.13           -- Credit Agreement dated December 30, 1997, by and among
                            Insignia Properties, L.P., Lehman Commercial Paper Inc.,
                            as lending agent, First Union National Bank, as
                            administrative agent, and the lenders from time to party
                            thereto (Exhibit 10.8 to Form S-4 of Insignia Properties
                            Trust, filed May 28, 1998, is incorporated herein by this
                            reference)
         10.14           -- Unconditional Guaranty, dated as of December 30, 1997,
                            made by Insignia Properties Trust in favor of First Union
                            National Bank (Exhibit 10.9 to Form S-4 of Insignia
                            Properties Trust, filed May 28, 1998, is incorporated
                            herein by this reference)
         10.15           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference)
         10.16           -- $300,000,000 Interim Term Loan Agreement, dated as of
                            October 1, 1998, among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., the several
                            lenders from time to time parties thereto, Lehman
                            Brothers, Inc., and Lehman Commercial Paper Inc.
         10.17           -- Subsidiaries Guarantee, dated as October 1, 1998, made by each of the entities that are signatories thereto in
                            favor of Lehman Commercial Paper Inc. as administrative
                            agent for the several banks and other financial
                            institutions or entities from time to time parties to the
                            Interim Term Loan Agreement

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.18           -- Preferred Stock Subsidiaries' Guarantee, dated as of
                            October 1, 1998, made by each of the entities that are
                            signatories thereto in favor of Lehman Commercial Paper
                            Inc., as administrative agent for the several banks and
                            other financial institutions or entities from time to
                            time parties to the Interim Loan Agreement
         10.19           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.20           -- Purchase and Sale Agreement and Joint Escrow
                            Instructions, made and entered into as of August 22,
                            1997, by and between AIMCO Properties, L.P. and each of
                            the parties identified on Exhibit "A" attached thereto
                            (collectively, the "Winthrop Sellers") (Exhibit 99.3 to
                            AIMCO's Current Report on Form 8-K, dated October 15,
                            1997, is incorporated herein by this reference)
         10.21           -- Letter Agreement, dated October 15, 1997 by and between
                            AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit
                            99.6 to AIMCO's Current Report on Form 8-K, dated October
                            15, 1997, is incorporated herein by this reference)
         10.22           -- Summary of Arrangement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference) *
         10.23           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (Annex A to AIMCO's Proxy
                            Statement for the Annual Meeting of Stockholders to be
                            held on April 24, 1997, is incorporated herein by this
                            reference) *
         10.24           -- Amendment No. 1 to the Apartment Investment and
                            Management Company 1997 Stock Award and Incentive Plan
                            (Annex A to AIMCO's Proxy Statement for Annual Meeting of
                            Stockholders to be held on May 8, 1998, is incorporated
                            herein by this reference) *
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this reference)
                            *
         10.26           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P. and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.27           -- Real Estate Acquisition Agreement, dated as of May 22,
                            1997, by and among Apartment Investment and Management
                            Company, AIMCO Properties, L.P., Demeter Holdings
                            Corporation, Phemus Corporation, Capricorn Investors,
                            L.P., J. Roderick Heller, III and NHP Partners LLC
                            (Exhibit 2.1 to AIMCO's Current Report on Form 8-K, dated
                            June 3, 1997, is incorporated herein by this reference)
         10.28           -- Contribution Agreement, dated as of January 31, 1998, by and between Apartment Investment and Management Company
                            and Terry Considine and Peter K. Kompaniez (Exhibit 2.1
                            to AIMCO's Current Report on Form 8-K, dated January 31,
                            1998, is incorporated herein by this reference)*
         10.29           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.30           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference.)
         10.31           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*
         10.32           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10/Q-A
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.33           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*
         10.34           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Terry Considine (Exhibit
                            10.44C to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.35           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.36           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.37           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.38           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.39           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.40           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.41           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.42           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan)*
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1999.

                                            APARTMENT INVESTMENT AND
                                            MANAGEMENT COMPANY

                                                   /s/ TERRY CONSIDINE

                                            ------------------------------------
                                                      Terry Considine
                                                   Chairman of the Board
                                                And Chief Executive Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ TERRY CONSIDINE                   Chairman of the Board and Chief       March 11, 1999
-----------------------------------------------------    Executive Officer
                   Terry Considine

               /s/ PETER K. KOMPANIEZ                  Vice Chairman, President and          March 11, 1999
-----------------------------------------------------    Director
                 Peter K. Kompaniez

                /s/ THOMAS W. TOOMEY                   Executive Vice President of           March 11, 1999
-----------------------------------------------------    Finance and Administration
                  Thomas W. Toomey

                  /s/ PATRICK FOYE                     Executive Vice President              March 11, 1999
-----------------------------------------------------
                    Patrick Foye

                  /s/ TROY D. BUTTS                    Senior Vice President and Chief       March 11, 1999
-----------------------------------------------------    Financial Officer
                    Troy D. Butts

               /s/ RICHARD S. ELLWOOD                  Director                              March 11, 1999
-----------------------------------------------------
                 Richard S. Ellwood

                /s/ J. LANDIS MARTIN                   Director                              March 11, 1999
-----------------------------------------------------
                  J. Landis Martin

                /s/ THOMAS L. RHODES                   Director                              March 11, 1999
-----------------------------------------------------
                  Thomas L. Rhodes

                  /s/ JOHN D. SMITH                    Director                              March 11, 1999
-----------------------------------------------------
                    John D. Smith

                         INDEX TO FINANCIAL STATEMENTS

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                               PAGE
                                                               ----

FINANCIAL STATEMENTS:
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................    F-3
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-4
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........    F-5
  Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-6
  Notes to Consolidated Financial Statements................   F-10

FINANCIAL STATEMENT SCHEDULES:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   F-34
  Schedule IV -- Mortgage Loans on Real Estate..............   F-41
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Apartment Investment and Management Company

     We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Denver, Colorado
March 11, 1999

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 1998         1997
                                                              ----------   ----------
Real Estate, net of accumulated depreciation of $228,880 and
  $153,285..................................................  $2,573,718   $1,503,922
Property held for sale......................................      27,304        6,284
Investments in and notes receivable from unconsolidated
  subsidiaries..............................................     198,417       84,459
Investments in and notes receivable from unconsolidated real
  estate partnerships.......................................   1,036,479      212,150
Cash and cash equivalents...................................      71,305       37,088
Restricted cash.............................................      55,826       24,229
Notes receivable............................................      33,708           --
Goodwill....................................................     128,658      125,239
Investments in securities...................................          --       22,144
Other assets................................................     142,870       84,995
                                                              ----------   ----------
                                                              $4,268,285   $2,100,510
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................  $  843,791   $  681,421
Secured tax-exempt bond financing...........................     398,602       74,010
Unsecured short-term financing..............................     310,300           --
Secured short-term financing................................     108,022       53,099
                                                              ----------   ----------
         Total indebtedness.................................   1,660,715      808,530
                                                              ----------   ----------
Accounts payable, accrued and other liabilities.............     208,300       88,170
Resident security deposits and prepaid rents................      12,654       10,213
                                                              ----------   ----------
         Total liabilities..................................   1,881,669      906,913
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Company-obligated mandatory redeemable convertible preferred
  securities of a subsidiary trust..........................     149,500           --
Minority interest in other entities.........................     185,705       36,335
Minority interest in operating partnership..................     148,847      111,962
Stockholders' equity
  Preferred Stock...........................................     792,468      135,000
  Class A Common Stock, $.01 par value, 484,027,500 shares
    and 150,000,000 shares authorized, 48,451,388 and
    40,439,218 shares issued and outstanding,
    respectively............................................         485          403
  Class B Common Stock, $.01 par value, 100,000 and 262,500
    shares authorized, none and 162,500 shares issued and
    outstanding.............................................          --            2
  Additional paid-in capital................................   1,246,962      977,601
  Notes receivable on common stock purchases................     (49,658)     (35,095)
  Distributions in excess of earnings.......................     (87,693)     (30,928)
  Unrealized loss on investments............................          --       (1,683)
                                                              ----------   ----------
         Total stockholders' equity.........................   1,902,564    1,045,300
                                                              ----------   ----------
                                                              $4,268,285   $2,100,510
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998        1997       1996
                                                              ---------   --------   --------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues..........................  $ 377,139   $193,006   $100,516
Property operating expenses.................................   (147,541)   (76,168)   (38,400)
Owned property management expense...........................    (11,013)    (6,620)    (2,746)
Depreciation................................................    (84,635)   (37,741)   (19,556)
                                                              ---------   --------   --------
Income from property operations.............................    133,950     72,477     39,814
                                                              ---------   --------   --------
SERVICE COMPANY BUSINESS
Management fees and other income............................     24,103     13,937      8,367
Management and other expenses...............................    (16,764)   (10,373)    (5,560)
Corporate overhead allocation...............................       (196)      (588)      (590)
                                                              ---------   --------   --------
Income from service company business........................      7,143      2,976      2,217
                                                              ---------   --------   --------
General and administrative expenses.........................    (14,650)    (5,396)    (1,512)
Interest expense............................................    (89,424)   (51,385)   (24,802)
Interest income.............................................     30,450      8,676        523
Equity in losses of unconsolidated real estate
  partnerships..............................................     (4,854)    (1,798)        --
Equity in earnings of unconsolidated subsidiaries...........     11,570      4,636         --
Minority interest in other entities.........................       (468)     1,008       (111)
Amortization of goodwill....................................     (8,735)      (948)      (500)
                                                              ---------   --------   --------
Income from operations......................................     64,982     30,246     15,629
Gain on disposition of properties...........................      4,674      2,720         44
                                                              ---------   --------   --------
Income before extraordinary item and minority interest in
  operating partnership.....................................     69,656     32,966     15,673
Extraordinary item -- early extinguishment of debt..........         --       (269)        --
                                                              ---------   --------   --------
Income before minority interest in operating partnership....     69,656     32,697     15,673
Minority interest in operating partnership..................     (5,182)    (4,064)    (2,689)
                                                              ---------   --------   --------
Net income..................................................     64,474     28,633     12,984
Net income attributable to preferred stockholders...........     26,533      2,315         --
                                                              ---------   --------   --------
Net income attributable to common stockholders..............  $  37,941   $ 26,318   $ 12,984
                                                              =========   ========   ========
Comprehensive Income
Net income..................................................  $  64,474   $ 28,633   $ 12,984
Other comprehensive income:
  Net unrealized gains on investment in securities..........         --     (1,683)        --
                                                              ---------   --------   --------
Comprehensive income........................................  $  64,474   $ 26,950   $ 12,984
                                                              =========   ========   ========
Basic earnings per common share.............................  $    0.84   $   1.09   $   1.05
                                                              =========   ========   ========
Diluted earnings per common share...........................  $    0.80   $   1.08   $   1.04
                                                              =========   ========   ========
Weighted average common shares outstanding..................     45,187     24,055     12,411
                                                              =========   ========   ========
Weighted average common shares and common share equivalents
  outstanding...............................................     47,624     24,436     12,427
                                                              =========   ========   ========
Dividends paid per common share.............................  $    2.25   $   1.85   $   1.70
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                        CLASS A           CLASS B
                                                 PREFERRED STOCK     COMMON STOCK      COMMON STOCK                    NOTES
                                                -----------------   ---------------   ---------------   ADDITIONAL   RECEIVABLE
                                                SHARES              SHARES            SHARES             PAID-IN        FROM
                                                ISSUED    AMOUNT    ISSUED   AMOUNT   ISSUED   AMOUNT    CAPITAL      OFFICERS
                                                ------   --------   ------   ------   ------   ------   ----------   ----------
BALANCE DECEMBER 31, 1995.....................      --   $     --   11,847    $118      585     $ 6     $  175,211    $     --
Net proceeds from of Class A Common Stock.....      --         --    1,265      13       --      --         28,123          --
Conversion of Class B Common Stock to Class A
 Common Stock.................................      --         --      260       3     (260)     (3)            --          --
Conversion of Operating Partnership Units to
 Class A Common Stock.........................      --         --      212       2       --      --          3,797          --
Class A Common Stock issued as consideration
 for real estate acquired.....................      --         --      704       7       --      --         15,287          --
Purchase of stock by officers.................      --         --      895       9       --      --         18,568      (7,140)
Repurchase of Class A Common Stock............      --         --     (206)     (2)      --      --         (4,253)         --
Stock options exercised.......................      --         --        3      --       --      --             58          --
Net Income....................................      --         --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock........      --         --       --      --       --      --             --          --
                                                ------   --------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1996.....................      --         --   14,980     150      325       3        236,791      (7,140)
Net proceeds from issuance of Class A Common
 Stock........................................      --         --   16,367     164       --      --        509,950          --
Net proceeds from issuance of Preferred
 Stock........................................     750     75,000       --      --       --      --             --          --
Net proceeds from issuance of Class C
 Preferred Stock..............................   2,400     60,000       --      --       --      --         (1,890)         --
Repurchase of Class A Common Stock from
 officer......................................      --         --       --      --       --      --            (67)         67
Conversion of Class B Common Stock to Class A
 Common Stock.................................      --         --      163       1     (163)     (1)            --          --
Conversion of operating partnership units to
 Class A Common Stock.........................      --         --      562       6       --      --          8,615          --
Purchase of stock by officers.................      --         --    1,149      11       --      --         34,704     (33,517)
Repayment of notes receivable from officers...      --         --       --      --       --      --             --      14,540
Stock options exercised.......................      --         --      442       4       --      --          8,411      (9,045)
Warrants exercised............................      --         --       16      --       --      --            303          --
Class A Common Stock issued as consideration
 for NHP common stock.........................      --         --    6,760      67       --      --        180,784          --
Net income....................................      --         --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock........      --         --       --      --       --      --             --          --
Dividends paid -- Class B Preferred Stock.....      --         --       --      --       --      --             --          --
Unrealized loss on investments................      --         --       --      --       --      --             --          --
                                                ------   --------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1997.....................   3,150    135,000   40,439     403      162       2        977,601     (35,095)
Net proceeds from issuances of Preferred
 Stock........................................  11,250    356,250       --      --       --      --        (15,353)         --
Repurchase of Class A Common Stock............      --         --     (303)     (3)      --      --        (11,064)         --
Conversion of Class B Common Stock to Class A
 Common Stock.................................      --         --      162       2     (162)     (2)            --          --
Conversion of operating partnership units to
 Class A Common Stock.........................      --         --      275       3       --      --          5,792          --
Purchase of stock by officers and awards of
 restricted stock.............................      --         --      640       7       --      --         23,619     (23,471)
Repayment of notes receivable from officers...      --         --       --      --       --      --             --       8,908
Stock options and warrants exercised..........      --         --      658       7       --      --         11,008          --
Class A Common Stock issued as consideration
 for Ambassador common stock..................      --         --    6,580      66       --      --        251,209          --
Class E Preferred Stock issued as
 consideration for Insignia common stock......   8,424    301,218       --      --       --      --             --          --
Issuance of warrants to purchase Class A
 Common Stock.................................      --         --       --      --       --      --          4,150          --
Net Income....................................      --         --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock........      --         --       --      --       --      --             --          --
Dividends paid -- Preferred Stock.............      --         --       --      --       --      --             --          --
Unrealized gain (loss) on investments.........      --         --       --      --       --      --             --          --
                                                ------   --------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1998.....................  22,824   $792,468   48,451    $485       --     $--     $1,246,962    $(49,658)
                                                ======   ========   ======    ====     ====     ===     ==========    ========


                                                                UNREALIZED
                                                DISTRIBUTIONS      GAIN
                                                  IN EXCESS      (LOSS) ON
                                                 OF EARNINGS    INVESTMENTS     TOTAL
                                                -------------   -----------   ----------
BALANCE DECEMBER 31, 1995.....................    $ (6,303)       $    --     $  169,032
Net proceeds from of Class A Common Stock.....          --             --         28,136
Conversion of Class B Common Stock to Class A
 Common Stock.................................          --             --             --
Conversion of Operating Partnership Units to
 Class A Common Stock.........................          --             --          3,799
Class A Common Stock issued as consideration
 for real estate acquired.....................          --             --         15,294
Purchase of stock by officers.................          --             --         11,437
Repurchase of Class A Common Stock............          --             --         (4,255)
Stock options exercised.......................          --             --             58
Net Income....................................      12,984             --         12,984
Dividends paid -- Class A Common Stock........     (20,736)            --        (20,736)
                                                  --------        -------     ----------
BALANCE DECEMBER 31, 1996.....................     (14,055)            --        215,749
Net proceeds from issuance of Class A Common
 Stock........................................          --             --        510,114
Net proceeds from issuance of Preferred
 Stock........................................          --             --         75,000
Net proceeds from issuance of Class C
 Preferred Stock..............................          --             --         58,110
Repurchase of Class A Common Stock from
 officer......................................          --             --             --
Conversion of Class B Common Stock to Class A
 Common Stock.................................          --             --             --
Conversion of operating partnership units to
 Class A Common Stock.........................          --             --          8,621
Purchase of stock by officers.................          --             --          1,198
Repayment of notes receivable from officers...          --             --         14,540
Stock options exercised.......................          --             --           (630)
Warrants exercised............................          --             --            303
Class A Common Stock issued as consideration
 for NHP common stock.........................          --             --        180,851
Net income....................................      28,633             --         28,633
Dividends paid -- Class A Common Stock........     (44,660)            --        (44,660)
Dividends paid -- Class B Preferred Stock.....        (846)            --           (846)
Unrealized loss on investments................          --         (1,683)        (1,683)
                                                  --------        -------     ----------
BALANCE DECEMBER 31, 1997.....................     (30,928)        (1,683)     1,045,300
Net proceeds from issuances of Preferred
 Stock........................................          --             --        340,897
Repurchase of Class A Common Stock............          --             --        (11,067)
Conversion of Class B Common Stock to Class A
 Common Stock.................................          --             --             --
Conversion of operating partnership units to
 Class A Common Stock.........................          --             --          5,795
Purchase of stock by officers and awards of
 restricted stock.............................          --             --            155
Repayment of notes receivable from officers...          --             --          8,908
Stock options and warrants exercised..........          --             --         11,015
Class A Common Stock issued as consideration
 for Ambassador common stock..................          --             --        251,275
Class E Preferred Stock issued as
 consideration for Insignia common stock......          --             --        301,218
Issuance of warrants to purchase Class A
 Common Stock.................................          --             --          4,150
Net Income....................................      64,474             --         64,474
Dividends paid -- Class A Common Stock........     (94,835)            --        (94,835)
Dividends paid -- Preferred Stock.............     (26,404)            --        (26,404)
Unrealized gain (loss) on investments.........          --          1,683          1,683
                                                  --------        -------     ----------
BALANCE DECEMBER 31, 1998.....................    $(87,693)       $    --     $1,902,564
                                                  ========        =======     ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998         1997         1996
                                                              ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  64,474    $  28,633    $ 12,984
                                                              ---------    ---------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    101,610       43,520      21,209
    Gain on disposition of properties.......................     (4,674)      (2,720)        (44)
    Minority interest in operating partnership..............      5,182        4,064       2,689
    Minority interests in other entities....................        468       (1,008)        111
    Equity in losses of unconsolidated partnerships.........      4,854        1,798          --
    Equity in earnings of unconsolidated subsidiaries.......    (11,570)      (4,636)         --
    Extraordinary loss on early extinguishment of debt......         --          269          --
    Changes in operating assets and operating liabilities...    (11,930)       3,112       1,857
                                                              ---------    ---------    --------
        Total adjustments...................................     83,940       44,399      25,822
                                                              ---------    ---------    --------
        Net cash provided by operating activities...........    148,414       73,032      38,806
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate...................................   (155,456)    (376,315)    (26,032)
  Additions to real estate..................................    (77,336)     (26,719)    (19,663)
  Proceeds from sale of property held for sale..............     36,468       22,095      17,147
  Additions to property held for sale.......................     (2,339)        (247)     (5,718)
  Purchase of NHP common stock, notes receivable, general
    limited partnership interests and other assets..........    (56,760)    (199,146)    (53,878)
  Contributions to unconsolidated subsidiaries..............    (13,032)     (59,787)         --
  Advances to unconsolidated partnerships...................         --      (42,879)         --
  Purchase of/additions to notes receivable.................    (81,587)     (60,575)         --
  Proceeds from repayments of notes receivable..............     29,290           --          --
  Cash received in connection with acquisitions.............     60,777           --          --
  Cash paid for merger related costs........................    (78,568)          --          --
  Distributions from investments in real estate
    partnerships............................................     15,673           --          --
  Purchase of investments held for sale.....................     (4,935)     (19,881)         --
  Redemptions of OP Units...................................       (516)          --          --
  Dividends received from unconsolidated subsidiaries.......         --       45,791          --
                                                              ---------    ---------    --------
        Net cash used in investing activities...............   (328,321)    (717,663)    (88,144)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............    102,115      225,436          --
  Principal repayments on secured notes payable.............    (93,469)     (12,512)    (28,463)
  Proceeds from secured tax-exempt bond financing...........    210,720           --      58,010
  Principal repayments on secured tax-exempt bond
    financing...............................................   (224,395)      (1,487)    (48,703)
  Proceeds from (payoff of) unsecured short-term
    financing...............................................         --      (12,579)     12,500
  Proceeds from secured short-term financing................     57,140       19,050      30,119
  Repayments on secured short-term financing................    (34,333)          --          --
  Net borrowings (paydowns) on the revolving credit
    facilities..............................................    (46,262)    (162,008)     40,800
  Payment of loan costs, including proceeds and costs from
    interest rate hedges....................................     (7,407)      (6,387)     (3,464)
  Proceeds from issuance of Class A Common Stock............         --      510,114      28,136
  Proceeds from issuances of Preferred Stock................    340,897      133,110          --
  Proceeds from exercises of employee stock options and
    warrants................................................     11,015          871          --
  Proceeds from partnership preferred units in a subsidiary
    and warrants to purchase Class A Common Stock...........     35,000           --          --
  Proceeds from issuance of high performance units..........      1,988           --          --
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................      8,951       25,957          --
  Repurchase of common stock................................    (11,066)                  (4,255)
  Payment of common stock dividends.........................    (94,835)     (44,660)    (20,736)
  Payment of distributions to minority interest in operating
    partnership.............................................    (12,651)      (5,510)     (3,815)
  Payment of distributions to minority interest in other
    entities................................................     (2,880)          --          --
  Payment of preferred stock dividends......................    (26,404)        (846)         --
                                                              ---------    ---------    --------
        Net cash provided by financing activities...........    214,124      668,549      60,129
                                                              ---------    ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     34,217       23,918      10,791
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     37,088       13,170       2,379
                                                              ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  71,305    $  37,088    $ 13,170
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             (IN THOUSANDS, EXCEPT SHARE AND PARTNERSHIP UNIT DATA)

                                                               1998      1997      1996
                                                              -------   -------   -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $91,795   $51,076   $22,869

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE, CASH COLLATERAL AND PROPERTY MANAGEMENT BUSINESSES

                                                                1998       1997      1996
                                                              --------   --------   -------
Secured notes payable assumed in connection with purchase of
  real estate...............................................  $115,151   $140,451   $31,796
Secured short-term financing assumed in connection with
  purchase of real estate...................................        --      9,600     5,072
Real estate, restricted cash, cash collateral and property
  management businesses contributed in exchange for
  interests in AIMCO Properties, L.P. ......................    34,756     55,906    15,279
Real estate purchased in exchange for 90,000 partnership
  preferred units of AIMCO Properties, L.P..................     9,000         --        --
Assumption of operating liabilities.........................       857         --        --
Accrual of contingent consideration.........................     4,500         --        --
Common Stock issued in consideration for purchase of real
  estate....................................................        --         --    15,294

PURCHASE OF INSIGNIA FINANCIAL GROUP, INC.

     In October 1998, the company acquired all the common stock of Insignia Financial Group, Inc. in exchange for up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock with a recorded value of approximately $301.2 million (see Note 4).

     The aggregate purchase price consisted of the following:

Real estate.................................................  $ 59,593
Investment in unconsolidated real estate partnerships.......   799,177
Investment in unconsolidated subsidiaries...................    68,168
Restricted cash.............................................     1,339
Notes receivable............................................    30,257
Other assets................................................    66,081
Secured notes payable.......................................    29,002
Secured short-term financing................................   331,948
Account payable, accrued and other liabilities..............   157,061
Mandatory redeemable convertible preferred securities of a
  subsidiary trust..........................................   149,500
Minority interest in other entities.........................   112,170
Stockholders' equity........................................   301,218

PURCHASE OF AMBASSADOR APARTMENTS, INC.

     In May 1998, the Company acquired all of the common stock of Ambassador Apartments, Inc. in exchange for approximately 6.6 million shares of Class A Common Stock with a recorded value of $251.3 million (see Note 4).

     The aggregate purchase price consisted of the following:

Real estate.................................................  $713,596
Investment in unconsolidated real estate partnerships.......     2,290
Restricted cash.............................................    35,523
Accounts receivable.........................................     7,953
Deferred financing costs....................................     4,359
Other assets................................................     2,319
Secured notes payable.......................................    37,162
Secured tax-exempt bond financing...........................   334,881
Secured short-term financing................................    31,550
Unsecured short-term financing..............................     2,513
Account payable, accrued and other liabilities..............    15,199
Resident security deposits and prepaid rents................     8,898
Minority interest in other partnerships.....................     5,752
Minority interest in AIMCO Properties, L.P..................       147
Stockholders' equity........................................   251,274

PURCHASE OF NHP AND REAL ESTATE COMPANIES

     In 1997, the company acquired NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (collectively, the "NHP Real Estate Companies") and all of the common stock of NHP Incorporated ("NHP") in exchange for approximately 6.8 million shares of Class A Common Stock with a recorded value of $180.9 million, $141.3 million in cash and warrants to purchase 399,999 shares of Class A Common Stock in a series of related transactions (see Notes 5 and 6).

     The aggregate purchase price consisted of the following:

Assets purchased............................................   $638,944
Liabilities assumed.........................................    312,555
Cash paid...................................................    141,328
Stock issued................................................    180,851
Stock options issued........................................      4,210

REDEMPTION OF OPERATING PARTNERSHIP UNITS

     In 1998, 275,405 operating partnership units with a recorded value of $5,650 were redeemed in exchange for an equal number of shares of Class A Common Stock.

     In 1997, 565,101 operating partnership units with a recorded value of $8,621 were redeemed in exchange for an equal number of shares of Class A Common Stock.

     In 1996, 211,392 operating partnership units with a recorded value of $3,799 were redeemed in exchange for an equal number of shares of Class A Common Stock.

RECEIPT OF NOTES PAYABLE FROM OFFICERS

     In 1998, the company issued notes receivable from officers for a total of $23.5 million in connection with their purchase of approximately 600,000 shares of Class A Common Stock.

     In 1997, the company received promissory notes from officers for a total of $42.6 million in connection with the sale of approximately 1.5 million shares of Class A Common Stock.

CONVERSION OF CLASS B COMMON STOCK

     In 1998, 162,500 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1998 target results for a total recorded value of $2. As a result, all previously issued and outstanding shares of Class B Common Stock have now been converted to Class A Common Stock.

     In 1997, 162,500 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1997 target results for a total recorded value of $2.

     In 1996, 260,000 shares of Class B Common Stock were converted to Class A Common Stock upon achievement of the 1995 and 1996 target results (130,000 shares respectively for each year) for a total recorded value of $3.

OTHER

     In 1998, the company's operating partnership issued an additional 194,208 partnership units with a recorded value of $4,045 in connection with the purchase of certain partnership interests.

     In 1997, the company's operating partnership issued an additional 216,564 partnership units with a recorded value of $7,469 in connection with the purchase of certain partnership interests.

     In 1998, the company obtained control of real estate partnerships which became consolidated. The non-cash effects are as follows:

Real estate.................................................  $22,089
Investments in and notes receivable from unconsolidated real
  estate partnerships.......................................   16,683
Secured notes payable.......................................    4,679
Accounts payable, accrued and other liabilities.............      727

     During the year ended December 31, 1998, the company contributed certain assets and liabilities to unconsolidated subsidiaries and unconsolidated partnerships as follows:

Investment in unconsolidated subsidiaries...................  $38,579
Investment in unconsolidated partnerships...................    3,361
Restricted cash.............................................      552
Accounts receivable.........................................   13,972
Other assets................................................   14,440
Accounts payable, accrued and other liabilities.............   62,011

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

NOTE 1  ORGANIZATION

     Apartment Investment and Management Company ("AIMCO" or the "Company"), a Maryland corporation formed on January 10, 1994, is a self-administered and self-managed REIT engaged in the ownership, acquisition, development, expansion and management of multi-family apartment properties. As of December 31, 1998, the Company owned or managed 379,363 apartment units in 2,147 properties located in 49 states, the District of Columbia and Puerto Rico. On July 24, 1994, AIMCO completed its initial public offering and engaged in a business combination and consummated a series of related transactions which enabled it to continue and expand the property management and related businesses of Property Asset Management, L.L.C., Limited Liability Company, and its affiliated companies, and PDI Realty Enterprises, Inc. (collectively, the "AIMCO Predecessors"). Based on apartment unit data compiled by the National Multi-Housing Council, we believe that, as of December 31, 1998, AIMCO was the largest owner and manager of multi-family apartment properties in the United States. As of December 31, 1998,
AIMCO:

     - owned or controlled 63,086 units in 242 apartment properties;

     - held an equity interest in 170,243 units in 902 apartment properties; and

     - managed 146,034 units in 1,003 apartment properties for third party owners and affiliates.

     AIMCO conducts substantially all of its operations through its operating partnership, AIMCO Properties, L.P. (the "AIMCO operating partnership"). Through wholly owned subsidiaries, AIMCO acts as the sole general partner of the AIMCO operating partnership. As of December 31, 1998, AIMCO owned approximately an 83% interest in the AIMCO operating partnership. AIMCO manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the "management companies".

     At December 31, 1998, AIMCO had 48,451,388 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 9,763,488 common units outstanding, for a combined total of 58,214,876 shares and units.

NOTE 2  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the minority shareholders of Insignia Properties Trust are reflected as Minority Interests in Other Entities. All significant intercompany balances and transactions have been eliminated in consolidation.

     Interests in the AIMCO operating partnership held by limited partners other than AIMCO are referred to as "OP Units". The AIMCO operating partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The AIMCO operating partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock at the date of execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1998, 1997 and 1996, the weighted average ownership interest in the AIMCO operating partnership held by the OP Unit holders was 12.4%, 13.2% and 17.1%, respectively.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the AIMCO operating partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash.

  Investments in and Notes Receivable from Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated subsidiaries (see Note 5).

  Investments in and Notes Receivable from Unconsolidated Real Estate
Partnerships

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

  Real Estate and Depreciation

     Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1998, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1998, 1997 and 1996.

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

     Initial Capital Expenditures ("ICE") are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. Capital enhancements are costs incurred that add a material new feature or increase the revenue potential of a property. ICE and capital enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets.

     Direct costs associated with the acquisition of ownership or control of properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

  Redevelopment

     The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $2.8 million, $1.3 million and $0.8 million was capitalized for the years ended December 31, 1998, 1997 and 1996, respectively.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Property Held For Sale

     Property held for sale is recorded at the lower of carrying amount or fair value less costs to sell. Upon management's determination that a property is to be sold, the Company ceases depreciation of the property's assets.

  Cash Equivalents

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance impound accounts held by lenders.

  Goodwill

     The Company records goodwill in connection with purchase business combinations where the aggregate purchase price exceeds the fair value of the assets acquired. Goodwill is amortized on a straight-line basis over a period of 20 years, which represents its estimated useful life. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. Management believes that goodwill is not impaired at December 31, 1998.

  Other Assets

     Fees and costs incurred in obtaining financing are capitalized and are included in other assets. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

     Certain intangible assets are included in other assets and consist of costs associated with the purchase of property management businesses, including property management contracts, legal and other acquisition costs. These costs are amortized on a straight-line basis over terms ranging from five to twenty years.

  Revenue Recognition

     The Company's properties have operating leases with apartment residents with terms generally of six months or less. Rental revenues and property management and asset management fees are recognized when earned.

     The Company recognizes interest income on notes receivable as earned, in accordance with the terms of the notes. Interest income is not recorded on individual notes receivable if management believes the interest is not collectible.

  Income Taxes

     AIMCO has elected to be taxed as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

     As a REIT, AIMCO generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

     For income tax purposes, distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investments in properties.

     For the years ended December 31, 1998, 1997 and 1996, distributions paid per share were taxable as follows:

                                         1998                    1997                    1996
                                 --------------------    --------------------    --------------------
                                 AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                 ------    ----------    ------    ----------    ------    ----------
Ordinary income................  $0.90         40%       $1.74         94%       $1.45         85%
Return of capital..............   1.33         59%          --         --         0.25         15%
Capital Gains..................     --         --         0.04          2%          --         --
Unrecaptured SEC.1250 Gain.....   0.02          1%        0.07          4%          --         --
                                 -----        ---        -----        ---        -----        ---
                                 $2.25        100%       $1.85        100%       $1.70        100%
                                 =====        ===        =====        ===        =====        ===

  Earnings Per Share

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 17).

  Fair Value of Financial Instruments

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of December 31, 1998 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

     In valuing its investments in securities at their quoted market price, the Company has recognized unrealized losses on investments of $1.7 million as of December 31, 1997, which are included as a component of stockholders' equity. Due to a reorganization, Property Asset Management Services, Inc. ("PAMS, Inc."), a subsidiary of the Company, is no longer consolidated. All unrealized losses on investments in 1997 were related to PAMS, Inc. As PAMS, Inc. is not consolidated at December 31, 1998, there are no unrealized losses on investments.

  Interest Rate Lock and Interest Rate Swap Agreements

     Interest rate lock agreements related to planned refinancings of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness.

  Reclassifications

     Certain items included in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

NOTE 3  REAL ESTATE

     Real estate at December 31, 1998 and 1997, is as follows (in thousands):

                                                                 1998         1997
                                                              ----------   ----------
Land........................................................  $  413,577   $  265,570
Buildings and improvements..................................   2,389,021    1,391,637
                                                              ----------   ----------
                                                               2,802,598    1,657,207
Accumulated depreciation....................................    (228,880)    (153,285)
                                                              ----------   ----------
                                                              $2,573,718   $1,503,922
                                                              ==========   ==========

     During the years ended December 31, 1998 and 1997, the Company purchased or acquired control of 82 properties (22,459 units) and 59 properties (17,191 units), respectively, and disposed of five properties (1,468 units) and five properties (916 units), respectively, as described below.

     The Company directly acquired 30 apartment communities in unrelated transactions during 1998 (not including those acquired in connection with the mergers with Ambassador Apartments, Inc. and Insignia Financial Group, Inc. (see
Note 4)). The aggregate consideration paid by the Company of $316.5 million consisted of $96.0 million in cash, 1.2 million OP Units with a total recorded value of $48.2 million, and the assumption of $172.3 million of secured long-term indebtedness.

     In 1997, as a result of the acquisition of the NHP Real Estate Companies and related tender offers to limited partners, the Company acquired a controlling interest in 15 partnerships, which own 5,285 units located in 15 apartment communities. The portion of the aggregate purchase price for the NHP Real Estate Companies allocated to these 15 partnerships was approximately $269.3 million, including the assumption of approximately $212.3 million of mortgage indebtedness.

     In October 1997, the Company acquired a portfolio of 35 residential apartment properties. The aggregate purchase price of $263.0 million, including transaction costs, was comprised of $115.6 million in cash, the assumption of $8.3 million in mortgage indebtedness and the incurrence of $139.1 million of new indebtedness secured by the properties. The Company has also budgeted an additional $16.0 million in initial capital expenditures related to these properties.

     During 1998, the Company sold five apartment properties containing 1,468 units to unaffiliated third parties. Cash proceeds from the sales of approximately $40.1 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $4.7 million on the disposition of these five properties.

     During 1997, the Company sold five apartment properties containing 916 units to unaffiliated third parties. Cash proceeds from the sales of approximately $22.7 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $2.8 million on the disposition of these five properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 4  MERGERS

  Ambassador Merger

     On May 8, 1998, Ambassador was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the AIMCO operating partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive
0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Merger

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, was merged with and into AIMCO with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including the $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of Class A Common Stock. On January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired: (i) Insignia's interests in Insignia Properties Trust, ("IPT"), a Maryland REIT, which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P. ("IPLP"), IPT's operating partnership; (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multi-family coinvestments; (v) Insignia's ownership of subsidiaries that control multi-family properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and (vii) assets incidental to the foregoing businesses (collectively, the "Insignia Multi-family Business"). Insignia owned or managed in excess of 170,000 apartment units.

  IPT Merger

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO (see Note 24).

NOTE 5  INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

     In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations in which the AIMCO operating

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY partnership holds non-voting preferred stock that represents a 95% economic interest, and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock, representing a 5% economic interest. As a result of the controlling ownership interest in the unconsolidated subsidiaries held by others, AIMCO accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 1998, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc. ("ANHI"), AIMCO/NHP Properties, Inc. ("ANPI"), NHP Management Company ("NHPMC"), and NHP A&R Services, Inc. ("NHPA&R").

     In May and September of 1997, the Company acquired an aggregate of approximately 6.9 million shares of common stock ("NHP Common Stock") of NHP. On December 8, 1997, the Company acquired the remaining shares of NHP Common Stock in a merger transaction accounted for as a purchase (the "NHP Merger"). Pursuant to the NHP Merger, each outstanding share of NHP Common Stock was converted into either (i) 0.74766 shares of Class A Common Stock or (ii) at the stockholder's option, 0.37383 shares of Class A Common Stock and $10.00 in cash. As a result of the NHP Merger, AIMCO issued approximately 6.8 million shares of Class A Common Stock, valued at $180.8 million, and paid $86.5 million in cash. The total cost of the purchase was $349.5 million.

     In connection with the purchase of NHP and Insignia, the Company acquired NHP's and Insignia's property management businesses, as well as several other businesses, including a membership purchasing organization, home health care services, and insurance services. Immediately following both the NHP merger and the Insignia merger, AIMCO completed reorganizations which resulted in those businesses being conducted by unconsolidated subsidiaries.

     As of December 31, 1998 and 1997, AIMCO's investment in and notes receivable from unconsolidated subsidiaries totaled $198.4 million and $84.5 million, respectively, which consisted of $114.0 million and $50.0 million, respectively, in notes receivable, advances of $20.4 million in 1998, and $64.0 million and $34.5 million, respectively, in preferred stock of the unconsolidated subsidiaries.

     The following table provides selected combined financial information for the Company's unconsolidated subsidiaries as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                1998       1997
                                                              --------   --------
Management contracts........................................  $122,291   $ 51,441
Goodwill....................................................    42,889     45,494
Total assets................................................   236,976    119,936
Total liabilities...........................................   169,560     83,663
Stockholders' equity........................................    67,416     36,273
Total liabilities and stockholders' equity..................   236,976    119,936
Service company revenues....................................    99,845     23,776
Service company expenses....................................   (70,771)   (11,733)
Interest expense............................................    (7,699)    (2,902)
Net income before discontinued operations...................    12,177      3,430
Net income..................................................    12,177      3,636

NOTE 6 INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

     In connection with the purchase of the NHP Real Estate Companies, the Company acquired general and limited partnership interests in partnerships that own in excess of 82,000 conventional and affordable apartment units in 519 apartment properties. The Company's ownership interests in these partnerships ranges from 1% to 100%, and the provisions of the partnership agreements give the Company varying degrees of control.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

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

     In connection with the Insignia merger, and through IPT, Insignia's controlled subsidiary, the Company acquired general and limited partnership interests in partnerships that are unconsolidated (see Note 4). The Company's ownership interests in these unconsolidated partnerships ranges from 1% to 47%. Based on the provisions of the partnership agreements, the Company does not possess control of these partnerships.

     During 1998 and 1997, the Company has made separate offers to the limited partners of approximately 300 partnerships to acquire their limited partnership interests. The Company paid approximately $84.5 million and $59 million during 1998 and 1997, respectively, in connection with such tender offers.

     At December 31, 1998 and 1997, AIMCO's investment in and notes receivable from unconsolidated real estate partnerships totaled $1,036.5 million and $212.1 million, respectively.

     The following table provides selected combined financial information for the Company's unconsolidated partnerships as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                 1998         1997
                                                              ----------   ----------
Real estate, net of accumulated depreciation................  $3,705,342   $2,252,702
Total assets................................................   4,221,817    2,707,328
Secured notes payable.......................................   3,234,310    2,951,989
Partners' capital (deficit).................................     673,958     (805,776)
Total liabilities and partners' capital (deficit)...........   4,221,817    2,707,328
Rental and other property revenues..........................     873,531      501,384
Property operating expenses.................................    (524,010)    (303,547)
Depreciation expense........................................    (151,569)     (63,384)
Interest expense............................................    (220,134)    (154,027)
Net loss before gain on disposition of properties...........     (12,468)     (11,019)
Net income (loss)...........................................     (12,468)       7,900

NOTE 7  SECURED NOTES PAYABLE

     The following table summarizes the Company's secured notes payable at December 31, 1998 and 1997, all of which are non-recourse to the Company (in thousands):

                                                                1998       1997
                                                              --------   --------
Fixed rate, ranging from 5.99% to 8.75%, fully-amortizing
  notes maturing at various dates through 2032..............  $659,953   $561,056
Fixed rate, ranging from 6.96% to 10.63%, non-amortizing
  notes maturing at various dates through 2027..............   178,258    106,424
Floating rate, ranging from 5.0% to 7.1% at December 31,
  1998, non-amortizing notes maturing at various dates
  through 2025..............................................     5,580     13,941
                                                              --------   --------
                                                              $843,791   $681,421
                                                              ========   ========

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     As of December 31, 1998, the scheduled principal payments for the Company's secured notes payable are as follows (in thousands):

1999........................................................   $ 27,020
2000........................................................     40,702
2001........................................................     34,939
2002........................................................    100,435
2003........................................................     47,851
Thereafter..................................................    592,844
                                                               --------
                                                               $843,791
                                                               ========

NOTE 8  SECURED TAX-EXEMPT BOND FINANCING

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador Apartments, Inc. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 23 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid $11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

     The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1998 and 1997, all of which is non-recourse to the Company (in thousands):

                                                                1998      1997
                                                              --------   -------
7.0% fully-amortizing bonds, due July 2016..................  $ 45,237   $46,498
6.9% fully-amortizing bonds, due July 2016..................     9,267     9,529
Fixed rate fully-amortizing bonds, ranging from 5.1% to
  5.8%, due December 2021...................................   159,555        --
Fixed rate fully-amortizing bonds, ranging from 6.5% to
  7.3%, due at various dates through 2028...................    78,926        --
Fixed rate non-amortizing bonds, ranging from 5.0% to 6.8%,
  due at various dates through 2017.........................    55,747        --
4.2% interest-only bonds, due July 2016.....................        --     5,958
6.0% interest-only bonds, secured by a letter of credit in
  the amount of $5,350, due September 1998..................        --     5,325
5.4% interest-only bonds, due December 2002.................        --     6,700
4.0% interest-only bonds, due December 2020.................     4,525        --
Variable rate bonds, ranging from 4.9% to 5.3%, due December
  2021......................................................    45,345        --
                                                              --------   -------
          Total.............................................  $398,602   $74,010
                                                              ========   =======

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     As of December 31, 1998, the scheduled principal payments for the Company's secured tax-exempt bonds are as follows (in thousands):

1999........................................................   $ 14,408
2000........................................................     11,978
2001........................................................      7,702
2002........................................................      8,132
2003........................................................      8,610
Thereafter..................................................    347,772
                                                               --------
                                                               $398,602
                                                               ========

NOTE 9  UNSECURED SHORT-TERM FINANCING

     In January 1998, the Company entered into a new $50 million unsecured credit agreement with Bank of America National Trust and Savings Association and Bank Boston, N.A. The AIMCO operating partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. In October 1998, the Company amended and restated the credit agreement. The agreement now provides for a revolving credit facility of up to $100 million, including a swing line of up to $30 million. The credit facility matures on September 30, 1999, unless extended, at the discretion of the lenders. The credit agreement provides for the conversion of the revolving facility into a three-year term loan. Under the credit agreement, as amended in January 1999, loans bear interest at LIBOR or Bank of America's reference rate, at the election of the Company, plus an applicable margin. The margins range from 2.25% to 2.75% for a LIBOR rate borrowing and 0.75% to 1.25% for a base rate borrowing, both dependant upon the total balance outstanding relative to the calculated borrowing base value. The balance outstanding under the credit facility was $84.3 million as of December 31, 1998.

     In October 1998, the AIMCO operating partnership and AIMCO entered into an interim term loan agreement with Lehman Brothers Inc. and one of its affiliates, and borrowed $300 million thereunder. The loan is unsecured and matures on September 30, 1999. The proceeds were used to finance the Insignia merger and related fees and expenses, to refinance existing indebtedness, and for general working capital purposes. The loan bears interest at a base rate or the rate at which eurodollar deposits for one month are offered in the interbank eurodollar market, plus, in either case, a margin which averages 1.375% to 2.208% in the case of base rate loans, and 2.375% to 3.208% in the case of eurodollar loans. The base rate will be the higher of (i) the primary rate of Citibank, N.A., (ii) the secondary market rate for three month certificates of deposit plus 1%, or
(iii) the federal funds effective rate plus 0.5%. As of December 31, 1998, there was $196 million of indebtedness outstanding under the loan agreement.

     In October 1998, as a result of the acquisition of Insignia, AIMCO, directly or through its subsidiaries, became the owner of approximately 51% of IPT. Prior to the acquisition, IPT's operating partnership had entered into a $50 million revolving credit agreement with Lehman Commercial Paper, Inc., as syndication agent, and First Union National Bank, as administrative agent. Borrowings under the credit agreement may be used to finance certain permitted investments and refinance certain other investments. The credit agreement matures on December 30, 2000. The credit agreement provides for interest at an annual rate equal to (i) 2.50% plus a rate based on LIBOR or (ii) 0.50% plus a base rate that is the higher of the prime rate or the Federal Funds rate. As of December 31, 1998, there was $30 million outstanding under the credit agreement.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the Company's unsecured short-term financing at December 31, 1998 (in thousands):

                                                                1998
                                                              --------
Floating rate credit facility, interest at 7.30% at December
  31, 1998, expiring September 1999.........................  $ 84,300
Floating rate interim term loan, interest at 7.30% at
  December 31, 1998, expiring September 1999................   196,000
Floating rate credit facility, interest at 7.91% at December
  31, 1998, expiring December 2000..........................    30,000
                                                              --------
          Total.............................................  $310,300
                                                              ========

     At December 31, 1998, the total unused commitments under the Company's unsecured short-term financing arrangements were $35.7 million.

     At March 11, 1999, $144.8 million remained outstanding on the Company's unsecured short-term financing and unused commitments aggregated $29 million.

NOTE 10  SECURED SHORT-TERM FINANCING

     The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to finance real estate investments. In February 1998, the AIMCO operating partnership entered into a five year $50 million secured credit facility agreement with Washington Mortgage Financial Group, Ltd. AIMCO and certain subsidiaries guaranteed loans under the agreement and the guarantees were secured by assets including four apartment properties and two mortgage notes. Under the agreement, advances to the AIMCO operating partnership were funded with the proceeds from the sale to investors of mortgage-backed securities issued by Fannie Mae and secured by the advance and an interest in the collateral. The interest rate on each advance was determined by investor bids for such mortgage-backed securities, plus a margin. In February 1999, the Company terminated the credit facility agreement (see Note 24).

     In December 1998, the Company acquired Calhoun Beach Club Apartments for $77.1 million, of which $53.5 million was financed with short-term indebtedness. The debt incurred was in the form of a short-term bridge loan bearing interest at 8.63% and maturing in April 1999. The Company intends to replace the short-term debt with a fixed rate, fully amortizing note in 1999.

     In January 1998, the Company replaced its secured credit facility with Bank of America National Trust and Savings Association with a new unsecured revolving credit facility (see Note 9).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the Company's secured short-term financing at December 31, 1998 and 1997 (in thousands):

                                                                1998      1997
                                                              --------   -------
Floating rate credit facility, interest at 5.70% at December
  31, 1998, expiring February 2003..........................  $ 50,000   $    --
Floating rate interest-only notes, having a stated interest
  rate of 8.63% at December 31, 1998, due April 1999........    53,500        --
Floating rate interest-only notes, having a stated interest
  rate of 7.62% at December 31, 1998, due March 1999........     4,522        --
Floating rate credit facility, interest at 7.33% at December
  31, 1997, replaced in January 1998........................        --    33,500
Floating rate interest-only note, repaid February 1998......        --    19,050
Other.......................................................        --       549
                                                              --------   -------
                                                              $108,022   $53,099
                                                              ========   =======

NOTE 11  COMMITMENTS AND CONTINGENCIES

  Legal

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

  HUD Approval and Enforcement

     A significant number of affordable units included as assets of AIMCO properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multi-family Participation Review Committee in Washington, D.C. (the "2530 Committee"). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP in years prior to its acquisition in December 1997 by AIMCO, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

     In October 1997, NHP received a subpoena from the HUD Inspector General, which requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by AIMCO to the HUD Inspector General relating to certain NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. AIMCO believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for AIMCO and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against AIMCO. Although no action has been initiated against AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect AIMCO's ability to receive 2530 Clearances or otherwise have a material adverse effect on AIMCO's results of operations. HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements.

     AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. If HUD were to disapprove AIMCO as property manager for one or more affordable properties, AIMCO's ability to obtain property management revenues from new affordable properties would be impaired.

  Environmental

     Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

  Operating Leases

     The Company is obligated under office space and equipment under noncancelable operating leases. In addition, the Company subleases certain of its office space to tenants under noncancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY received under annual subleases for the five years ending after December 31, 1998 are as follows (in thousands):

                                                              OPERATING LEASE    SUBLEASE
                                                                 PAYMENTS        PAYMENTS
                                                              ---------------    --------
1999........................................................      $10,600        $ 2,100
2000........................................................       10,400          2,100
2001........................................................        8,800          1,600
2002........................................................        3,700             --
2003........................................................        2,200             --
Thereafter..................................................        3,000             --
                                                                  -------        -------
Total.......................................................      $38,700        $ 5,800
                                                                  =======        =======

     Under the Company's current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company's unconsolidated subsidiaries (see Note 5). Rent expense recognized by the unconsolidated subsidiaries totaled $6.2 million in 1998. Rent expense recognized by the Company totaled $0.7 million and $0.6 million in 1997 and 1996, respectively. Sublease income for the unconsolidated subsidiaries for 1998 was approximately $2.7 million. There was no sublease income for 1997 and 1996.

NOTE 12  TRUST BASED CONVERTIBLE PREFERRED SECURITIES

     In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million. The Securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the Securities can be converted into Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of Class A Common Stock.

NOTE 13  TRANSACTIONS INVOLVING MINORITY INTERESTS

     On December 14, 1998, the Company sold, in a private placement, 1.4 million Class B partnership preferred units of a subsidiary of the AIMCO operating partnership for $30.85 million. The partnership units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, Class A Common Stock or OP Units.

     On December 30, 1998, the Company acquired Calhoun Beach Club Apartments, a 351 unit, high-rise apartment community and 83,300 square feet of commercial space for approximately $77.1 million. The Company paid cash of $6.0 million; assumed $53.5 million in mortgage debt; issued 90,000 preferred operating partnership units valued at $9.0 million; issued approximately 100,300 common operating partnership units valued at $4.1 million; and withheld, as contingent consideration, approximately 109,800 common operating partnership units valued at approximately $4.5 million.

NOTE 14  REGISTRATION STATEMENTS

     In April 1997, AIMCO filed a shelf registration statement with the Securities and Exchange Commission which provides for the offering of, on a delayed or continuous basis, debt securities, Class A Common Stock, preferred stock and warrants with an aggregate value of up to $1.0 billion. The shelf registration statement was declared effective in May 1997.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1998, the Company had $1,268 million available and the AIMCO operating partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

NOTE 15  STOCKHOLDERS' EQUITY

  Preferred Stock

     At December 31, 1998 and 1997, the Company had the following classes of preferred stock outstanding:

                                                                1998       1997
                                                              --------   --------
Class B Cumulative Convertible Preferred Stock, $.01 par
  value, 750,000 shares authorized, 750,000 and 750,000
  shares issued and outstanding.............................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,760,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,600,000 shares authorized, 4,200,000 and no shares
  issued and outstanding; dividends payable at 8.75%, per
  annum.....................................................   105,000         --
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and no shares
  issued and outstanding; dividends payable at 9.375%, per
  annum.....................................................   101,250         --
Class H Cumulative Preferred Stock, $.01 par value,
  2,300,000 shares authorized, 2,000,000 and no shares
  issued and outstanding; dividends payable at 9.5%, per
  annum.....................................................    50,000         --
Class J Cumulative Convertible Preferred Stock, $.01 par
  value, 2,000,000 shares authorized, 1,000,000 and no
  shares issued and outstanding.............................   100,000         --
Class E Cumulative Convertible Preferred Stock, $.01 par
  value, 10,000,000 shares authorized, 8,423,658 and no
  shares issued and outstanding.............................   301,218         --
                                                              --------   --------
                                                              $792,468   $135,000
                                                              ========   ========

     All classes of preferred stock, except the Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock"), are on equal parity and are senior to the Class E Preferred Stock, the Class A Common Stock, and the Class B Common Stock. The Class E Preferred Stock is senior to the Class A Common Stock and the Class B Common Stock. All the classes of preferred stock have no voting rights.

     Holders of the Class B Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") are entitled to receive, when, as and if declared by the Board of Directors, quarterly cash dividends per share equal to the greater of $1.78125 or the cash dividends declared on the number of shares of Class A Common Stock into which one share of Class B Preferred Stock is convertible. Each share of Class B Preferred Stock is convertible at the option of the holder, beginning August 1998, into 3.28407 shares of Class A Common Stock, subject to certain anti-dilution adjustments.

     Holders of Class J Cumulative Convertible Preferred Stock (the "Class J Preferred Stock") are entitled to receive cash dividends at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per share) for the period beginning on November 6, 1998 and lasting until November 15, 1998, 8% per

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY annum of the $100 liquidation preference(equivalent to $8 per annum per share) for the period beginning on and including November 15, 1998 and lasting until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per share) for the period beginning on and including November 15, 1999 and lasting until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per share) thereafter.

     The Company may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock, plus unpaid dividends accrued on the shares redeemed (a) on or after November 6, 2002, if the market price of the Class A Common Stock in the five most recent trading days, as defined, is equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the internal rate of return, as defined, exceeds 12.5%.

     The Class E Preferred Stock was issued in connection with the Insignia merger. Holders of Class E Preferred Stock were entitled to receive the same cash dividends per share as holders of Class A Common Stock. In addition, on January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

  Common Stock

     During 1998 and 1997, the Company issued approximately 600,000 and 1,149,900 shares, respectively, of Class A Common Stock to certain executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable totaling $23.5 million and $33.5 million, respectively. Total payments on such notes from officers in 1998 and 1997 were $8.9 million and $14.5 million, respectively. In addition, in 1998, the Company issued approximately 40,000 restricted shares of Class A Common Stock to certain executive officers.

     Concurrent with AIMCO's initial public offering in July 1994, 650,000 shares of AIMCO common stock held by four of the Company's executive officers were reclassified as AIMCO Class B Common Stock ("Class B Common Stock"). The Class B Common Stock is convertible into Class A Common Stock, subject to certain conditions. In 1998, 1997 and 1996, respectively, 162,500, 162,500, and 260,000 shares of Class B Common Stock were converted into Class A Common Stock upon the satisfaction of the requisite financial conditions for 1994 through 1998. As of December 31, 1998, all previously issued and outstanding shares of Class B Common Stock had been converted to Class A Common Stock.

NOTE 16  STOCK OPTION PLANS AND STOCK WARRANTS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of the Company's employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the "1996 Plan"), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1994 Plan, the 1996 Plan, the 1997 Plan and the Non-Qualified Plan allow for the grant of incentive and non-qualified stock options, and are administered by the Compensation Committee of the Board of Directors. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and warrants were estimated at the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

                                                 1998           1997           1996
                                             ------------   ------------   ------------
Range of risk free interest rates..........  5.2% to 7.5%   5.2% to 7.5%   5.2% to 7.5%
Expected dividend yield....................      6.0%           6.0%           7.8%
Volatility factor of the expected market
  price of the Company's common stock......     0.183          0.175          0.194
Weighted average expected life of
  options..................................   4.5 years      4.5 years      4.5 years

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share information):

                                                           1998      1997      1996
                                                          -------   -------   -------
Pro forma income attributable to common stockholders....  $34,443   $26,096   $12,201
Pro forma basic earnings per common share...............  $  0.76   $  1.00   $  0.98
Pro forma diluted earnings per common share.............  $  0.75   $  1.00   $  0.98

     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the option and warrants activity for the years ended December 31, 1998, 1997 and 1996:

                                                                1998                   1997                  1996
                                                        --------------------   --------------------   -------------------
                                                                    WEIGHTED               WEIGHTED              WEIGHTED
                                                         OPTIONS    AVERAGE     OPTIONS    AVERAGE    OPTIONS    AVERAGE
                                                           AND      EXERCISE      AND      EXERCISE     AND      EXERCISE
                                                        WARRANTS     PRICE     WARRANTS     PRICE     WARRANTS    PRICE
                                                        ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of year......................  1,184,000    $30.01     505,000     $20.74    108,000     $18.00
Granted...............................................  5,578,000     38.91     127,000      30.88    422,600      20.75
Assumed in connection with acquisitions...............   671,000      25.99     995,000      26.75         --         --
Exercised.............................................  (647,000)     19.88    (437,000)     18.11     (2,600)     18.50
Forfeited.............................................   (50,000)     20.25      (6,000)     18.50    (23,000)     17.50
                                                        ---------    ------    ---------    ------    -------     ------
Outstanding at end of year............................  6,736,000    $37.82    1,184,000    $30.01    505,000     $20.74
Exercisable at end of year............................  1,293,000    $25.19     690,000     $19.95    425,000     $20.25
Weighted-average fair value of options and warrants
  granted during the year.............................               $ 3.71                 $ 3.24                $ 1.01

     At December 31, 1998, exercise prices for outstanding and exercisable options range from $12.36 to $43.85 and warrants range from $3.96 to $51.67, and the remaining weighted-average contractual life of the options and warrants is
9.06 years.

     On June 3, 1997, AIMCO issued warrants (the "NHP Warrants") exercisable to purchase an aggregate of 399,999 shares of Class A Common Stock at $36 per share at any time prior to June 3, 2002. The NHP Warrants were issued as part of the consideration for the NHP Real Estate Companies.

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

     In connection with the Insignia merger, the Company assumed warrants that will allow the holders to purchase shares of Class A Common Stock at prices ranging from approximately $4 to $52 per share at any time prior to September 30, 1999. At December 31, 1998, warrants representing approximately 359,000 shares were available for exercise.

     On December 14, 1998, the Company sold, in a private placement, a warrant to purchase 875,000 shares of Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon a redemption of the Class B partnership preferred units (see Note 13).

NOTE 17  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which replaced Accounting Principles Board Opinion No. 15 ("APB 15"). As required, the Company adopted SFAS 128 as of December 31, 1997 and restated earnings per share information for prior interim and annual periods.

     The Class B Common Stock is not included in the computation of earnings per share until such time as all the conditions required for conversion into Class A Common Stock have been met. The Class B Preferred Stock, Class E Preferred Stock and the Class J Preferred Stock is convertible (see Note 15). The Class C

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

Preferred Stock, the Class D Preferred Stock, the Class G Preferred Stock, and the Class H Preferred Stock are not convertible.

     The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share data):

                                                                1998       1997       1996
                                                              --------   --------   --------
Numerator:
Net income..................................................  $ 64,474   $ 28,633   $ 12,984
Preferred stock dividends...................................   (26,533)    (2,315)        --
                                                              --------   --------   --------
Numerator for basic and diluted earnings per share -- income
  attributable to common stockholders.......................  $ 37,941   $ 26,318   $ 12,984
                                                              --------   --------   --------
Denominator:
Denominator for basic earnings per share -- weighted average
  number of shares of common stock outstanding..............    45,187     24,055     12,411
Effect of dilutive securities:
Class E Preferred Stock.....................................     2,119         --         --
Employee stock options......................................       318        381         14
Warrants....................................................        --         --          2
                                                              --------   --------   --------
Dilutive potential common shares............................     2,437        381         16
                                                              --------   --------   --------
Denominator for diluted earnings per share..................    47,624     24,436     12,427
                                                              --------   --------   --------
Basic earnings per common share:
  Operations................................................  $   0.74   $   0.99   $   1.05
  Gain on disposition of properties.........................      0.10       0.11         --
  Extraordinary item........................................        --      (0.01)        --
                                                              --------   --------   --------
          Total.............................................  $   0.84   $   1.09   $   1.05
                                                              --------   --------   --------
Diluted earnings per common share:
  Operations................................................  $   0.70   $   0.98   $   1.04
  Gain on dispositions of properties........................      0.10       0.11         --
  Extraordinary item........................................        --      (0.01)        --
                                                              --------   --------   --------
          Total.............................................  $   0.80   $   1.08   $   1.04
                                                              --------   --------   --------

NOTE 18  RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 1999. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1998 and when Statement 133 is adopted, the Company does not expect the Statement to have a significant impact on its financial position and results of operations.

NOTE 19  TRANSACTIONS WITH AFFILIATES

     In January 1998, AIMCO's operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units ("the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing the product of (i)(a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period had ended December 31, 1998, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per share.

     Interest income earned on notes receivable from affiliates for the year ended December 31, 1998 was $26.1 million. Fees earned based on services provided by the Company, as general partner, to real estate partnerships for customary services including refinancing, construction supervisory and disposition fees for the year ended December 31, 1998 were $6.4 million. Interest income on notes receivable from affiliates and fees earned by the Company for the years ended December 31, 1997 and 1996 were not significant.

NOTE 20  EMPLOYEE BENEFIT PLANS

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

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 21  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized unaudited consolidated quarterly information for 1998 and 1997 is provided below (amounts in thousands, except per share amounts).

                                                                       QUARTER
                                                       ---------------------------------------
YEAR ENDED DECEMBER 31, 1998                            FIRST    SECOND     THIRD      FOURTH
----------------------------                           -------   -------   --------   --------
Revenue from property operations.....................  $71,336   $89,928   $104,436   $111,439
Income from property operations......................   28,918    33,701     33,943     37,388
Revenue from service company business................    4,821     4,741      4,406     10,135
Company's share of income from service company
  business...........................................      992     1,183      1,775      1,475
Income before extraordinary item and minority
  interest in operating partnership..................   23,930    14,594     17,745     13,387
Net income...........................................   21,642    13,620     16,582     12,630
Basic earnings per common share......................  $  0.44   $  0.19   $   0.19   $   0.05
Diluted earnings per common share....................  $  0.43   $  0.19   $   0.19   $   0.05
Weighted average common shares outstanding...........   41,128    45,298     47,062     47,261
Weighted average common shares and common share
  equivalents outstanding............................   41,310    45,539     47,403     56,244

                                                                       QUARTER
                                                       ---------------------------------------
YEAR ENDED DECEMBER 31, 1997                            FIRST    SECOND     THIRD      FOURTH
----------------------------                           -------   -------   --------   --------
Revenue from property operations.....................  $38,040   $41,679   $ 47,364   $ 65,923
Income from property operations......................   14,808    15,971     17,375     24,323
Revenue from service company business................    2,444     3,161      3,568      4,764
Company's share of income from service company
  business...........................................      551     1,480        773       (776)
Income before minority interest in operating
  partnership........................................    5,694     6,039      7,963     13,270
Net income...........................................    4,584     5,264      6,967     11,818
Basic earnings per share.............................  $  0.28   $  0.26   $   0.25   $   0.30
Diluted earnings per share...........................  $  0.28   $  0.26   $   0.25   $   0.29
Weighted average common shares outstanding...........   16,454    20,366     24,425     34,771
Weighted average common shares and common share
  equivalents outstanding............................   16,586    20,504     24,609     35,190

NOTE 22  INDUSTRY SEGMENTS

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") in the fourth quarter of 1998. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way public business enterprises report information regarding reportable operating segments. The adoption of Statement 131 did not affect the results of operations or financial position of the Company.

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generated rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1998, 1997 or 1996.

NOTE 23  PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1998 and 1997 have been prepared as if each of the following transactions had occurred on January 1, 1997: (i) the NHP stock purchases and the NHP Merger (see Note 5); (ii) the acquisition of the NHP Real Estate Companies (see Note 6); (iii) a reorganization of the interests held by the NHP Real Estate Companies (see Note 5); (iv) the (a) 1997 property acquisitions, (b) the acquisition of the Controlled NHP Partnerships and (c) the acquisition of the Winthrop Portfolio, the related issuance of Class A Common Stock and OP Units, the incurrence of indebtedness to finance such acquisitions, and the refinancing of such indebtedness; (v) the 1998 property acquisitions;
(vi) the 1998 property dispositions; (vii) the sale of (a) 2,015,000 shares of Class A Common Stock in February 1997, (b) 2,300,000 shares of Class A Common Stock in May 1997, (c) 5,052,418 shares of Class A Common Stock in August and September 1997, and (d) 7,000,000 shares of Class A Common Stock in October 1997, and the application of the aggregate net proceeds thereof to repay indebtedness and fund the purchase of additional shares of NHP common stock;
(viii) the sale of 750,000 shares of Class B Preferred Stock in August 1997, and the application of the net proceeds thereof to repay indebtedness; (ix) the sale of 2,400,000 shares of Class C Preferred Stock in December 1997 and the application of the net proceeds thereof to pay indebtedness; (x) the sale of 4,200,000 shares of Class D Cumulative Preferred Stock and the application of the net proceeds thereof to pay indebtedness; (xi) the sale of 4,050,000 shares of Class G Cumulative Preferred Stock and the application of the net proceeds thereof to pay indebtedness; (xii) the sale of 2,000,000 shares of Class H Cumulative Preferred Stock and the application of the net proceeds thereof to pay indebtedness; (xiii) the sale of 1,000,000 shares of Class J Cumulative Convertible Preferred Stock and the application of the net proceeds thereof to repay indebtedness; (xiv) the Company's receipt of a dividend from ANHI from proceeds ANHI received from ANHI stock transfers; (xv) the Ambassador Merger (Note 4); (xvi) the purchase of third-party notes payable secured by four properties in which the NHP Real Estate Companies own an interest, and the conversion of such notes payable into loans from the general partner; (xvii) the purchase of land leased by two partnerships in which the NHP Real Estate Companies own an interest; and (xviii) the Insignia merger (Note 4).

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                1998       1997
                                                              --------   --------
Income from property operations.............................  $155,741   $140,744
                                                              --------   --------
Company's share of loss from service company business.......    (1,162)   (12,628)
                                                              --------   --------
Income (loss) before minority interest in operating
  partnership...............................................    44,443     (2,946)
                                                              --------   --------
Net income..................................................  $ 43,669   $  2,393
                                                              ========   ========
Net income attributable to preferred stockholders...........  $ 40,994   $ 41,174
                                                              ========   ========
Net income (loss) attributable to common stockholders.......  $  2,675   $(38,781)
                                                              ========   ========
Basic earnings (loss) per share.............................  $   0.05   $  (0.70)
Diluted earnings (loss) per share...........................  $   0.05   $  (0.70)
Weighted average number of common shares outstanding........    56,735     55,109
Weighted average number of common shares and common share
  equivalents outstanding...................................    57,400     55,953

NOTE 24  SUBSEQUENT EVENTS

  Dividend declared

     AIMCO's Board of Directors declared a one-time special dividend of $5.582 per share of the Class E Preferred Stock, paid on January 15, 1999 to holders of record on December 31, 1998. Upon payment of this special dividend totaling approximately $50 million in the aggregate, each share of Class E Preferred Stock was automatically converted into one share of Class A Common Stock. Approximately 8.4 million shares of Class E Preferred stock were issued and approximately 0.5 million shares were reserved for options and warrants in October 1998 in connection with the Insignia merger.

     On January 20, 1999, the Board of Directors declared a quarterly cash dividend of $0.625 per common share for the quarter ended December 31, 1998, paid on February 12, 1999, to stockholders of record on February 5, 1999. The increased dividend is equivalent to an annualized dividend rate of $2.50 per common share, an 11% increase from the previous annual dividend rate of $2.25.

  Insignia Properties Trust

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of Class A Common Stock for each share of IPT common stock, resulting in the issuance of approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million).

  Stock Offering

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible. The Class K Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class K Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

  Debt Refinancing

     In February 1999, the Company terminated its $50 million credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing indebtedness secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was $74.8 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 11, 1999 was $24 million.

                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
100 Forest Place.........    10/97    OakPark, IL                  1986       234    $ 3,463    $  19,624       $   528
40th North...............     7/94    Phoenix, AZ                  1970       556      2,546       14,437         1,539
Anchorage................    11/96    League City, TX              1985       264        523        9,097           403
Arbor Crossing...........     5/97    Lithonia, GA                 1988       240      1,879       10,647         1,169
Arbor Station............     4/98    Montgomery, AL               1987       264      1,627        9,218           577
Arbors...................     5/98    Deland, FL                   1983       224      1,872        7,925           307
Arbors...................    10/97    Tempe, AZ                    1971       200      1,092        6,189           310
Ashford Plantation.......    12/95    Atlanta, GA                  1975       211      2,770        9,956           578
Aspen Hills..............     5/98    Austin, TX                   1986       344      3,281       13,917           590
Atriums of Plantation....     8/98    Plantation, FL               1980       210      1,807        9,756           519
Bay Club.................     4/97    Aventura, FL                 1990       702     10,530       60,830         1,719
Beacon Hill..............    10/97    Chamblee, GA                 1978       120        928        5,261           243
Bent Oaks................     5/98    Austin, TX                   1979       146      1,444        5,834           222
Blossomtree..............    10/97    Scottsdale, AZ               1970       125        535        3,029           225
Bluffs...................     9/83    Boulder, CO                  1971       232        696        7,779           909
Boardwalk................    12/95    Tamarac, FL                  1986       291      3,350        8,196         1,049
Brandywine...............     4/83    St. Petersburg, FL           1971       477      1,423       11,336         1,810
Brant Rock...............    10/97    Houston, TX                  1984        84        337        1,908           128
Breasview................     5/98    San Antonio, TX              1982       396      3,200       17,051           765
Brentwood................    11/96    Lake Jackson, TX             1980       104        200        3,092           428
Bridgewater..............    11/96    Tomball, TX                  1978       206        333        4,033           551
Broadmoor Apartments.....     5/98    Austin, TX                   1985       200      1,606        7,360           208
Brookdale Lakes..........     5/98    Naperville, IL               1990       200      1,923       15,430           857
Brookside Village........     4/96    Tustin, CA                   1970       628      2,498       14,180        20,286
Calhoun Beach............    12/98    Minneapolis, MN         1928/1998       351     11,567       65,546         2,633
Cambridge Heights........     5/97    Natchez, MS                  1979        94        249        1,413            74
Cape Cod.................     5/98    San Antonio, TX              1985       244      1,951        8,324           317
Captiva Club.............    12/96    Tampa, FL                    1975       357      1,500        7,085         7,052
Casa Anita...............     3/98    Phoenix, AZ                  1986       224      1,125        6,404            68
Cedar Creek..............     5/98    San Antonio, TX              1979       392      1,630       10,051           328
Chesapeake...............    12/96    Houston, TX                  1983       320        775        7,317           655
Citrus Grove.............     6/98    Redlands, CA                 1985       198      1,118        6,333           107
Citrus Sunset............     3/98    Vista, CA                    1985        96        663        3,758            53
Cleveland Properties.....    10/98    Strongsville, OH             1975         0        646        3,652            91
Cobble Creek.............     3/98    Tucson, AZ                   1980       301      1,299        7,395           269
Colonade
 Gardens/Ferntree........    10/97    Phoenix, AZ                  1973       196        765        4,337           203
Colony...................     9/98    Bradenton, FL                1986       166      1,121        6,350           144
Copper Chase.............    12/96    Katy, TX                     1982       316      1,484       11,530           478
Copperfield..............    11/96    Houston, TX                  1983       196        702        7,003          (574)
Coral Cove...............     5/98    Tampa, FL                    1985       200      1,614        5,875           241
Coral Gardens............     4/93    Las Vegas, NV                1983       670      3,190       12,745         2,047

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
100 Forest Place.........  $     3,463    $  20,152     $  23,615     $ 1,186       $  22,429      $  15,281
40th North...............        2,546       15,976        18,522       2,998          15,524         10,521
Anchorage................          523        9,500        10,023       3,290           6,733          4,821
Arbor Crossing...........        1,880       11,815        13,695         866          12,829          5,191
Arbor Station............        1,627        9,795        11,422         176          11,246             --(2)
Arbors...................        1,872        8,232        10,104         221           9,883          3,816
Arbors...................        1,092        6,499         7,591         323           7,268          7,605
Ashford Plantation.......        2,770       10,534        13,304       1,449          11,855          7,289
Aspen Hills..............        3,281       14,507        17,788         504          17,284          9,800
Atriums of Plantation....        1,807       10,275        12,082         195          11,886          7,767
Bay Club.................       10,530       62,549        73,079       3,923          69,156         49,000
Beacon Hill..............          928        5,504         6,432         236           6,196          3,590
Bent Oaks................        1,444        6,056         7,500         181           7,319          4,400
Blossomtree..............          535        3,254         3,789         158           3,631          2,092
Bluffs...................          696        8,688         9,384       5,396           3,988          4,522
Boardwalk................        3,350        9,245        12,595       1,299          11,296          9,267(2)
Brandywine...............        1,423       13,146        14,569       5,217           9,352          6,407
Brant Rock...............          337        2,036         2,373          91           2,282          1,210
Breasview................        3,200       17,816        21,016         523          20,493         14,025
Brentwood................          200        3,520         3,720         242           3,478          1,779
Bridgewater..............          333        4,584         4,917       1,190           3,727          4,150
Broadmoor Apartments.....        1,606        7,568         9,174         226           8,948          6,000
Brookdale Lakes..........        1,923       16,287        18,210         482          17,728         13,600
Brookside Village........        7,263       29,701        36,964       2,706          34,258             --(2)
Calhoun Beach............       11,698       68,048        79,746          --          79,746         53,500
Cambridge Heights........          249        1,487         1,736         113           1,623          1,555
Cape Cod.................        1,951        8,641        10,592         273          10,319          6,800
Captiva Club.............        1,500       14,137        15,637         591          15,046             --(2)
Casa Anita...............        1,125        6,472         7,597         219           7,378          4,101
Cedar Creek..............        1,630       10,379        12,009         262          11,747             --(2)
Chesapeake...............          775        7,972         8,747         692           8,055             --(2)
Citrus Grove.............        1,118        6,440         7,558         211           7,347             --(2)
Citrus Sunset............          663        3,811         4,474         107           4,367          3,594
Cleveland Properties.....          646        3,743         4,389          55           4,334             --(4)
Cobble Creek.............        1,299        7,664         8,963         253           8,710          6,998
Colonade
 Gardens/Ferntree........          765        4,540         5,305         226           5,079             --
Colony...................        1,121        6,494         7,615         121           7,494          3,331
Copper Chase.............        1,484       12,008        13,492       3,736           9,756          5,525
Copperfield..............          572        6,559         7,131       1,178           5,953          3,453
Coral Cove...............        1,614        6,116         7,730         182           7,548          3,965
Coral Gardens............        3,190       14,792        17,982       3,766          14,216         10,996


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Country Club Villas......     7/94    Amarillo, TX                 1984       282      1,049        5,951           749
Country Club West........     5/98    Greeley, CO                  1986       288      1,646       17,029           637
Courtney Park............     5/98    Fort Collins, CO             1986       248      2,570       15,336           505
Coventry Square..........    11/96    Houston, TX                  1983       270        975        6,355           684
Crossings at Bell........     1/98    Amarillo, TX                 1976       160        483        2,737         1,092
Crossings of Bellevue....     5/98    Nashville, TN                1985       300      2,096       14,754           747
Crossroads...............     5/98    Phoenix, AZ                  1982       316      1,447       12,788           456
Crows Nest...............    11/96    League City, TX              1984       176        795        5,400           247
Cypress Landing..........    12/96    Savannah, GA                 1984       200        386        7,911           983
Cypress Ridge............     5/98    Houston, TX                  1979       268      1,477        4,179           262
Dolphins Landing.........    12/96    Corpus Christi, TX           1980       218      1,740        5,589           662
Dunwoody Park............     7/94    Dunwoody, GA                 1980       318      1,838       10,538           966
Eagles Nest..............     5/98    San Antonio, TX              1973       226      1,339        5,365           380
Eaglewood/Woods..........     6/98    Memphis, TN                  1983       584        750       16,544        (3,702)
Easton Village...........    11/96    Houston, TX                  1983       146        440        6,584           284
Eden Crossing............    11/94    Pensacola, FL                1985       200      1,111        6,332           653
Elm Creek................     5/97    Elmhurst, IL                 1986       372      5,339       30,253         6,939
Emerald Ridge............     2/98    Tyler, TX                    1984       484      1,469        8,324           469
Fairways.................     7/94    Chandler, AZ                 1986       352      1,830       10,403         6,844
Ferntree.................    10/98    Phoenix, AZ                  1970       219      1,243        7,046            10
Fieldcrest...............    10/98    Jacksonville, FL             1982       240      1,331        7,544            14
Fishermans Landing.......     9/98    Temple Terrace, FL           1986       256      1,643        9,311           153
Fisherman's Landing......    12/97    Bradenton, FL                1984       200      1,275        7,225           571
Fishermans Wharf.........    11/96    Clute, TX                    1981       360        830        9,969           407
Foothills................    10/97    Tucson, AZ                   1982       270      1,203        6,817           166
Foxbay...................    10/97    Tucson, AZ                   1983       232        700        3,966           478
Foxchase.................     5/97    Alexandria, VA               1947     2,113     39,390       68,354         6,692
Foxtree..................    10/97    Tempe, AZ                    1976       487      2,505       14,194           687
Frankford Place..........     7/94    Carrollton, TX               1982       274      1,125        6,382           854
Franklin Oaks............     5/98    Franklin, TN                 1987       468      3,467       22,753         1,369
Freedom Place Club.......    10/97    Jacksonville, FL             1988       352      2,289       12,970           388
Garden Terrace...........     7/94    Bowie, TX                    1978        20         49          280            28
Greens of Naperville.....     5/97    Naperville, IL               1986       400      3,756       21,284          (227)
Greentree................    12/96    Carrollton, TX               1983       365      1,909       14,842         1,442
Hampton Hill.............    11/96    Houston, TX                  1984       332      1,574        8,408         1,218
Harbor Cove..............     5/98    San Antonio, TX              1980       256      1,845        7,563           328
Hastings Place...........    11/96    Houston, TX                  1984       176        734        3,382           307
Haverhill Commons........     5/98    W. Palm Beach, FL            1986       222      2,389        8,372           443
Hazeltree................    10/97    Phoenix, AZ                  1970       310        997        5,650           689
Heather Ridge............     5/98    Phoenix, AZ                  1983       252      1,914        8,568           316
Heather Ridge............    12/96    Arlington, TX                1983       180        655        5,455        (1,077)
Hidden Lake Apts.........     5/98    Tampa, FL                    1983       267      1,613        7,241           357
Hiddentree...............    10/97    East Lansing, MI             1966       261      1,470        8,330           908
Highland Park............    12/96    Fort Worth, TX               1985       500      3,234       19,536        (2,331)
Hillmeade................    11/94    Nashville, TN                1985       288      2,872       16,066         1,449
Hunters Glen.............     4/98    Austell, GA                  1983        72        301        1,704            69
Islandtree...............    10/97    Savannah, GA                 1985       216      1,267        7,181           445
Jefferson Place..........    11/94    Baton Rouge, LA              1985       234      2,696       15,115         1,397
La Jolla de San
 Antonio.................     5/98    San Antonio, TX              1975       300      1,196       10,676         1,975
La Jolla de Tucson
 Apts....................     5/98    Tucson, AZ                   1978       223      2,944        7,196          (431)
Lake Crossing............     5/97    Austell, GA                  1988       300      2,046       11,596           401

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Country Club Villas......        1,049        6,700         7,749       1,228           6,521          3,955
Country Club West........        1,646       17,666        19,312         446          18,866         11,253
Courtney Park............        2,570       15,841        18,411         401          18,010          9,979
Coventry Square..........          975        7,039         8,014       2,679           5,335          3,005
Crossings at Bell........          483        3,829         4,312         156           4,156             --(2)
Crossings of Bellevue....        2,096       15,501        17,597         387          17,210          8,540
Crossroads...............        1,447       13,244        14,691         378          14,313          7,000
Crows Nest...............          795        5,647         6,442       1,708           4,734          2,856
Cypress Landing..........          386        8,894         9,280       2,670           6,610          4,274
Cypress Ridge............        1,477        4,441         5,918         177           5,741          4,250
Dolphins Landing.........        1,740        6,251         7,991         591           7,400             --(2)
Dunwoody Park............        1,838       11,504        13,342       2,136          11,206          7,338
Eagles Nest..............        1,339        5,745         7,084         260           6,824          4,805
Eaglewood/Woods..........          750       12,842        13,592       1,325          12,267             --(2)
Easton Village...........          590        6,718         7,308       1,352           5,956          2,863
Eden Crossing............        1,111        6,985         8,096       1,193           6,903          5,786
Elm Creek................        5,339       37,192        42,531       2,388          40,143             --(2)
Emerald Ridge............        1,469        8,793        10,262         435           9,827          6,176
Fairways.................        1,830       17,247        19,077       2,111          16,966          6,229
Ferntree.................        1,243        7,056         8,299          67           8,232          2,826
Fieldcrest...............        1,331        7,558         8,889         108           8,781          5,745
Fishermans Landing.......        1,643        9,464        11,107         177          10,930          5,688
Fisherman's Landing......        1,275        7,796         9,071         298           8,773             --
Fishermans Wharf.........          830       10,376        11,206       4,230           6,976          3,498(2)
Foothills................        1,203        6,983         8,186         354           7,832          3,835
Foxbay...................          700        4,444         5,144         208           4,936          3,176
Foxchase.................       16,175       98,261       114,436       5,955         108,481         65,879
Foxtree..................        2,505       14,881        17,386         736          16,650          8,845
Frankford Place..........        1,125        7,236         8,361       1,409           6,952          3,896
Franklin Oaks............        3,467       24,122        27,589         668          26,921         17,700
Freedom Place Club.......        2,289       13,358        15,647         618          15,029          6,935
Garden Terrace...........           49          308           357          61             296             --
Greens of Naperville.....        3,756       21,057        24,813       1,308          23,505         12,724(2)
Greentree................        1,909       16,284        18,193       4,697          13,496          7,358(2)
Hampton Hill.............        2,130        9,070        11,200       4,173           7,027          4,094
Harbor Cove..............        1,845        7,891         9,736         250           9,486          5,900
Hastings Place...........          734        3,689         4,423       1,166           3,257          2,626
Haverhill Commons........        2,389        8,815        11,204         241          10,963          9,100
Hazeltree................          997        6,339         7,336         294           7,042          4,034
Heather Ridge............        1,914        8,884        10,798         248          10,550          6,000
Heather Ridge............          655        4,378         5,033         593           4,440          2,603
Hidden Lake Apts.........        1,613        7,598         9,211         219           8,992             --
Hiddentree...............        1,470        9,238        10,708         573          10,135          4,390
Highland Park............        3,234       17,205        20,439       8,294          12,145          9,270
Hillmeade................        2,872       17,515        20,387       2,930          17,457         10,788
Hunters Glen.............          301        1,773         2,074          65           2,009          1,111
Islandtree...............        1,267        7,626         8,893         322           8,571          4,191
Jefferson Place..........        2,697       16,511        19,208       2,803          16,405          9,281
La Jolla de San
 Antonio.................        2,670       11,177        13,847         337          13,510          8,855
La Jolla de Tucson
 Apts....................        1,470        8,239         9,709         869           8,840          5,820
Lake Crossing............        2,047       11,996        14,043         947          13,096          9,765


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Lakehaven I..............     5/97    Carol Stream, IL             1984       144      1,071        6,069           298
Lakehaven II.............     5/97    Carol Stream, IL             1985       348      2,680       15,189           604
Landmark.................     5/98    Albuquerque, NM              1965       101        780        4,455           224
Las Brisas...............    12/95    San Antonio, TX              1983       176      1,100        5,454        (2,476)
Las Brisas...............     7/94    Casa Grande, AZ              1985       132        573        3,260         3,127
Legend Oaks/The
 Woodlands...............     5/98    Tampa, FL                    1983       416      2,723       12,243           686
Lexington................     7/94    San Antonio, TX              1981        72        311        1,764           125
Los Arboles..............     9/97    Chandler, AZ                 1985       232      1,662        9,418           449
Madera Point.............     5/98    Phoenix, AZ                  1986       256        924       12,733           420
Meadow Creek.............     4/85    Boulder, CO                  1972       332      1,387       10,027           919
Meadows..................    12/96    Austin, TX                   1983       100        417        4,563           673
Mesa Ridge...............     5/98    San Antonio, TX              1986       200      1,159        6,594           371
Mills....................     5/98    Houston, TX                  1979       708      7,075       18,750           774
Montecito................     7/94    Austin, TX                   1985       268      1,268        7,194         1,809
Morton Towers............     9/97    Miami Beach, FL              1960     1,277      8,736       49,774        21,136
Mountainview.............     5/98    Colorado Springs, CO         1985       252      1,935       14,647           613
Newberry Park............     5/97    Chicago, IL                  1985        84        181        1,027            (3)
Newport..................     7/94    Avondale, AZ                 1986       204        800        4,554           508
Oak Falls................    11/96    Spring, TX                   1983       144        514        3,585           398
Ocean Oaks Apartments....     5/98    Port Orange, FL              1988       296      2,694       11,157           443
Old Farm.................    12/98    Lexington, KY                1985       330      1,893       10,725            43
Olmos Club...............    10/97    San Antonio, TX              1983       134        322        1,825           120
Olympiad.................    11/94    Montgomery, AL               1986       176      1,046        5,958           558
Orchidtree...............    10/97    Scottsdale, AZ               1971       278      2,314       13,112           303
Palencia.................     5/98    Tampa, FL                    1985       420      3,448       14,666           737
Paradise Palms...........     7/94    Phoenix, AZ                  1970       130        647        3,684           469
Park @ Cedar Lawn........    11/96    Galveston, TX                1985       192        769        5,073           358
Park Colony..............     5/98    Norcross, GA                 1984       352      3,335       17,990           491
Parliament Bend..........     7/94    San Antonio, TX              1980       232        765        4,342           662
Peachtree Park...........     1/96    Atlanta, GA             1962/1995       295      4,681       12,957         1,898
Penn Square..............    12/94    Albuquerque, NM              1982       210      1,128        6,478           592
Peppermill Place.........    11/96    Houston, TX                  1983       224        406        3,957           441
Pine Creek...............    10/97    Clio, MI                     1978       233        852        4,830           318
Pine Shadows.............     5/98    Phoenix, AZ                  1983       272      2,490       11,143           402
Pinebrook................    10/98    Jacksonville, FL             1974       208        856        4,854             6
Pleasant Ridge...........    11/94    Little Rock, AR              1982       200      1,660        9,464           811
Pleasant Valley Point....    11/94    Little Rock, AR              1985       112        907        5,069           890
Point West...............     5/97    Lenexa, KS                   1985       172        979        5,548           (16)
Polo Park................    10/97    Midland, TX                  1983       184        800        4,532           325
Prairie Hills............     7/94    Albuquerque, NM              1985       360      1,680        9,633           589
Pride Gardens............     5/97    Flora, MS                    1975        76        265        1,502           169
Prime Crest..............     5/98    Austin, TX                   1973       148      1,160        3,508           209
Privado Park.............     5/98    Phoenix, AZ                  1984       352      2,054       15,236           389
Quail Ridge..............     5/98    Tucson, AZ                   1974       253      2,015        8,559           400
Quailtree................    10/97    Phoenix, AZ                  1978       184        659        3,735           247
Raintree.................    10/98    Pensacola, FL                1971       168        417        2,359            91
Rancho Sunset............     3/98    Escondido, CA                1985       344      3,103       16,755           933
Randol Crossing..........    12/96    Fort Worth, TX               1984       160        782        5,742           670
Redhill Plaza............     6/97    Tustin, CA                   1971       392      1,515        3,735             2
Ridgecrest...............    12/96    Denton, TX                   1983       152        612        5,642        (1,125)

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Lakehaven I..............        1,071        6,367         7,438         404           7,034             --(1)(2)
Lakehaven II.............        2,680       15,793        18,473       1,013          17,460             --(1)(2)
Landmark.................          780        4,679         5,459         148           5,311             --(2)
Las Brisas...............          573        3,505         4,078         657           3,421             --(3)
Las Brisas...............        1,100        5,860         6,960         797           6,163          3,302
Legend Oaks/The
 Woodlands...............        2,723       12,929        15,652         383          15,269             --(2)
Lexington................          311        1,889         2,200         362           1,838          1,038
Los Arboles..............        1,662        9,867        11,529         491          11,038             --(3)
Madera Point.............          924       13,153        14,077         348          13,729          8,067
Meadow Creek.............        1,398       10,935        12,333       4,089           8,244          7,716
Meadows..................          417        5,236         5,653       1,372           4,281          2,062
Mesa Ridge...............        1,159        6,965         8,124         241           7,883          5,100
Mills....................        7,075       19,524        26,599         589          26,010         14,575
Montecito................        1,268        9,003        10,271       1,542           8,729          4,895
Morton Towers............       13,182       66,464        79,646       2,632          77,014         12,913
Mountainview.............        1,935       15,260        17,195         449          16,746             --(2)
Newberry Park............          158        1,047         1,205          82           1,123          8,495
Newport..................          800        5,062         5,862       1,002           4,860          2,531
Oak Falls................          514        3,983         4,497       1,181           3,316          2,702
Ocean Oaks Apartments....        2,694       11,600        14,294         317          13,977         10,295
Old Farm.................        1,893       10,768        12,661          47          12,614          9,919
Olmos Club...............          322        1,945         2,267          82           2,185          1,242
Olympiad.................        1,046        6,516         7,562       1,146           6,416          5,158
Orchidtree...............        2,314       13,415        15,729         677          15,052          7,227
Palencia.................        3,448       15,403        18,851         564          18,287             --(2)
Paradise Palms...........          647        4,153         4,800         782           4,018          2,273
Park @ Cedar Lawn........          769        5,431         6,200       1,396           4,806          2,537
Park Colony..............        3,335       18,481        21,816         446          21,370             --(2)
Parliament Bend..........          765        5,004         5,769         963           4,807             --(3)
Peachtree Park...........        4,683       14,853        19,536       1,636          17,900          9,396
Penn Square..............        1,128        7,070         8,198       1,240           6,958          4,189
Peppermill Place.........          406        4,398         4,804       1,196           3,608          3,541
Pine Creek...............          852        5,148         6,000         217           5,783          2,380
Pine Shadows.............        2,490       11,545        14,035         321          13,714             --(2)
Pinebrook................          857        4,859         5,716          58           5,658          3,626
Pleasant Ridge...........        1,661       10,274        11,935       1,799          10,136          6,700
Pleasant Valley Point....          907        5,959         6,866       1,030           5,836          3,370
Point West...............          979        5,532         6,511         367           6,144          5,580
Polo Park................          800        4,857         5,657         226           5,431          2,268
Prairie Hills............        1,680       10,222        11,902       1,938           9,964          7,134
Pride Gardens............          265        1,671         1,936         121           1,815            890
Prime Crest..............        1,160        3,717         4,877         134           4,743          2,400
Privado Park.............        2,054       15,625        17,679         438          17,241          9,200
Quail Ridge..............        2,015        8,959        10,974         262          10,712          6,400
Quailtree................          659        3,982         4,641         195           4,446          2,198
Raintree.................          417        2,450         2,867          36           2,831          2,640
Rancho Sunset............        3,103       17,688        20,791         502          20,289         13,787
Randol Crossing..........          782        6,412         7,194       1,988           5,206          2,427
Redhill Plaza............        1,515        3,737         5,252         279           4,973             --
Ridgecrest...............          612        4,517         5,129       2,037           3,092          2,451


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Rio Cancion..............    10/98    Tucson, AZ                   1983       379      2,832       16,090           146
Rivercrest...............    10/97    Tucson, AZ                   1984       310        751        4,253           139
Riverside................     7/94    Littleton, CO                1987       248      1,553        8,829           938
Riverwalk................    12/95    Little Rock, AR              1988       262      1,075        9,295           520
Royal Crest..............     5/98    Austin, TX                   1973       204      1,709        6,176           302
Royal Gardens............    10/98    Hemet, CA                    1987       137        521        2,817           141
Royal Palms..............     7/94    Mesa, AZ                     1985       152        832        4,731           244
San Marina...............     3/98    Phoenix, AZ                  1986       399      1,926       10,954           267
Sand Castles.............    10/97    League City, TX              1987       136        978        5,541           267
Sand Pebble..............    10/97    El Paso, TX                  1983       208        861        4,879           309
Sandalwood...............     5/98    Houston, TX                  1979       352      2,142        7,394           289
Sandpiper Cove...........     5/97    Boynton Beach, FL            1987       416      4,006       22,701         2,432
Sawgrass.................     7/97    Orlando, FL                  1986       208      1,443        8,158           477
Seaside Point............    11/96    Galveston, TX                1985       102        295        2,994           406
Seasons..................    10/95    San Antonio, TX              1976       280        974        5,749           728
Shadetree................    10/97    Tempe, AZ                    1965       123        591        3,349           376
Shadow Creek
 Apartments..............     5/98    Phoenix, AZ                  1984       266      2,599       11,085           314
Shadow Lake..............    10/97    Greensboro, NC               1988       136      1,054        5,972           336
Shallow Creek............     5/98    San Antonio, TX              1982       208      1,390        6,678           301
Signature Point..........    11/96    League City, TX              1994       304      2,160       13,627          (431)
Silktree.................    10/97    Phoenix, AZ                  1979        86        421        2,383           145
Silver Ridge.............    10/98    Maplewood, MN                1986       186        650        3,677            91
Snug Harbor..............    12/95    Las Vegas, NV                1990        64        750        2,966           300
Somerset Village.........     5/96    West Valley City, UT         1985       486      4,375       17,600         1,035
South Willow.............     7/94    West Jordan, UT              1987       440      2,218       12,612         1,085
Southgate Village........    10/98    Bedford Heights, OH          1987       152        384        2,169            91
Southridge...............    12/96    Greenville, TX               1984       160        565        5,787           700
Spectrum Pointe..........     7/94    Marietta, GA                 1984       196      1,029        5,903           578
Stirling Court...........    11/96    Houston, TX                  1984       228        946        5,958           396
Stonebrook...............     6/97    Sanford, FL                  1991       244      1,583        9,046           418
Stoney Brook.............    11/96    Houston, TX                  1972       113        579        3,871           529
Stonybrook...............     5/98    Tucson, AZ                   1983       411      2,503       11,565           554
Summerchase..............     5/97    Van Buren, AR                1974        72        170          962           145
Summit Creek.............     5/98    Austin, TX                   1985       164      1,331        5,007           236
Sun Grove................     7/94    Peoria, AZ                   1986        86        659        3,749           161
Sun Katcher..............    12/95    Jacksonville, FL             1972       360        578        3,440         5,830
Sun Lake.................     5/98    Lake Mary, FL                1986       600      5,574       24,277         1,076
Sunbury Downs............    11/96    Houston, TX                  1982       240        565        4,380           297
Sunchase Clearwater......    11/94    Clearwater, FL               1985       461      2,177       19,641         1,597
Sunchase East............    11/94    Orlando, FL                  1985       296        927        8,361           857
Sunchase North...........    11/94    Orlando, FL                  1985       324      1,013        9,142           974
Sunchase Tampa...........    11/94    Tampa, FL                    1985       216        757        6,831           782
Sundown Village..........     3/98    Tucson, AZ              1984/1994       330      2,214       12,582           161
Sunlake..................     9/98    Brandon, FL                  1986        88        189        1,086         3,126
Sunset Village...........     3/98    Oceanside, CA                1987       114      1,128        6,392            44
Surrey Oaks..............    10/97    Bedford, TX                  1983       152        628        3,560           265
Swiss Village............    11/96    Houston, TX                  1972       360      1,011       11,310          (625)
Tall Timbers.............    10/97    Houston, TX                  1982       256      1,238        7,016           349
Tara Bridge..............     5/97    Jonesboro, GA                1988       220      1,610        9,124           335
Tatum Gardens............     5/98    Phoenix, AZ                  1985       128      1,229        5,326           282
The Bluffs...............    12/98    Laffayette, IN               1982       181        979        5,549             0

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Rio Cancion..............        2,832       16,236        19,068         551          18,517         12,990
Rivercrest...............          751        4,392         5,143         220           4,923          2,801
Riverside................        1,554        9,766        11,320       1,850           9,470          5,884
Riverwalk................        1,075        9,815        10,890       1,269           9,621          5,555
Royal Crest..............        1,709        6,478         8,187         217           7,970          3,400
Royal Gardens............          521        2,958         3,479          28           3,451          2,414
Royal Palms..............          832        4,975         5,807         939           4,868          3,463
San Marina...............        1,926       11,221        13,147         375          12,772          7,912
Sand Castles.............          978        5,808         6,786         265           6,521          3,081
Sand Pebble..............          861        5,188         6,049         243           5,806          2,690
Sandalwood...............        2,142        7,683         9,825         277           9,548          4,700
Sandpiper Cove...........        4,006       25,133        29,139       1,774          27,365         13,376
Sawgrass.................        1,443        8,635        10,078         504           9,574          4,778
Seaside Point............          295        3,400         3,695         873           2,822          2,075
Seasons..................          982        6,469         7,451         866           6,585          4,472
Shadetree................          591        3,725         4,316         176           4,140          2,048
Shadow Creek
 Apartments..............        2,599       11,399        13,998         329          13,669          6,965
Shadow Lake..............        1,054        6,308         7,362         268           7,094          3,216
Shallow Creek............        1,390        6,979         8,369         204           8,165          4,600
Signature Point..........        2,160       13,196        15,356       2,122          13,234          7,306
Silktree.................          421        2,528         2,949         125           2,824          1,547
Silver Ridge.............          650        3,768         4,418          55           4,363          4,525
Snug Harbor..............          751         3,26         4,016         463           3,553          2,028
Somerset Village.........        4,375       18,635        23,010       1,866          21,144          8,311
South Willow.............        2,218       13,697        15,915       2,585          13,330          8,149
Southgate Village........          384        2,260         2,644          33           2,611          2,520
Southridge...............          565        6,487         7,052       2,374           4,678          2,083
Spectrum Pointe..........        1,029        6,481         7,510       1,145           6,365          4,238
Stirling Court...........          946        6,354         7,300       3,047           4,253          3,546
Stonebrook...............        1,583        9,465        11,048         632          10,416          5,395
Stoney Brook.............          679        4,300         4,979         960           4,019             --
Stonybrook...............        2,503       12,119        14,622         370          14,252          5,598(1)
Summerchase..............          170        1,107         1,277          77           1,200            670
Summit Creek.............        1,331        5,243         6,574         181           6,393          3,524
Sun Grove................          659        3,910         4,569         756           3,813             --(3)
Sun Katcher..............          578        9,270         9,848         702           9,146             --(2)
Sun Lake.................        5,574       25,353        30,927         665          30,262         15,102(2)
Sunbury Downs............          565        4,677         5,242       1,186           4,056          2,433
Sunchase Clearwater......        2,177       21,238        23,415       2,781          20,634         17,074
Sunchase East............          927        9,218        10,145       1,592           8,553          8,960
Sunchase North...........        1,013       10,116        11,129       1,715           9,414         12,019
Sunchase Tampa...........          757        7,613         8,370       1,319           7,051          7,184
Sundown Village..........        2,214       12,743        14,957         431          14,526          8,464
Sunlake..................          189        4,212         4,401         329           4,072             --
Sunset Village...........        1,128        6,436         7,564         182           7,382          5,549
Surrey Oaks..............          628        3,825         4,453         177           4,276          2,290
Swiss Village............        1,011       10,685        11,696       4,343           7,353          4,490
Tall Timbers.............        1,238        7,365         8,603         336           8,267          4,080
Tara Bridge..............        1,610        9,459        11,069         747          10,322          6,800
Tatum Gardens............        1,229        5,608         6,837         170           6,667          3,426
The Bluffs...............          979        5,549         6,528          --           6,528             --


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
The Bradford.............    10/97    Midland, TX                  1982       264        705        3,996          (789)
The Breakers.............    10/98    Daytona Beach, FL            1985       258      1,008        5,710            14
The Falls of Bells
 Ferry...................     5/98    Marietta, GA                 1987       720      8,270       34,528         1,125
The Hills................    10/97    Austin, TX                   1983       329      1,367        7,747           235
The Park.................    10/98    Melbourne, FL                1983       120        719        4,072             8
The Pines................    10/97    Palm Bay, FL                 1984       216        601        3,406            16
The Stratford............     5/98    San Antonio, TX              1979       269      1,920       10,567           573
Tierra Bonita............     5/98    Tucson, AZ                   1986       410      2,081        9,489           747
Timbermill...............    10/95    San Antonio, TX              1982       296        778        4,674           667
Timbertree...............    10/97    Phoenix, AZ                  1980       387      2,334       13,229           459
Township at Highlands....    11/96    Littleton, CO                1986       119      1,058       11,166         2,910
Trails of Ashford........     5/98    Houston, TX                  1979       514      3,237       14,123           485
Twinbridge...............    10/97    Tucson, AZ                   1982       104        310        1,757            76
University
 Center -- Phase I.......    10/98    Friedly, MN                  1987        --        139          780            91
University
 Center -- Phase IV......    10/98    Friedly, MN                  1987        --        225        1,265            91
Victoria Station.........     6/98    Victoria, TX                 1997       224        425         3946         1,330
Villa La Paz.............     6/98    Sun City, CA                 1990        96        573        3,096           189
Villa Ladera.............     1/96    Albuquerque, NM              1985       280      1,765       10,013           975
Village Creek at
 Brookhill...............     7/94    Westminster, CO              1987       324      2,446       13,901           959
Village Crossing.........     5/98    W. Palm Beach, FL            1986       289      2,259        8,251           436
Village of Pennbrook.....    10/98    Levitown, PA                 1970       722      5,533       31,345            91
Vista Ventana
 Apartments..............     5/98    Phoenix, AZ                  1982       275      2,196       10,327           417
Walnut Springs...........    12/96    San Antonio, TX              1983       224        851        8,076           448
Waterford................    11/96    Houston, TX                  1984       312        533        5,693           781
Waterways Village........     6/97    Aventura, FL                 1991       180      4,504       11,702           314
Weatherly................    10/98    Stone Mountain, GA           1984       274      1,275        6,887           350
Weslayan I...............    10/96    Houston, TX                  1983        25        130          376           (10)
West 135th Street........     8/98    New York, NY                 1979       242        258         9660         3,246
West Way Village.........     5/98    Houston, TX                  1979       276      3,353        6,816           425
Whispering Pines.........    10/98    Madison, WI                  1986       186        719        4,046            91
Wickertree...............    10/97    Phoenix, AZ                  1983       226      1,225        6,944           189
Wildflower...............    10/97    Midland, TX                  1982       264        705        3,996           635
Williams Cove............     7/94    Irving, TX                   1984       260      1,227        6,972           508
Williamsburg.............     5/98    Rolling Meadows, IL          1985       379      3,103       14,471           986
Windridge................     5/98    San Antonio, TX              1983       286      1,374        8,228           340
Windsor Landing..........    10/97    Morrow, GA                   1991       200      1,641        9,298           158
Windward at the
 Villages................    10/97    W. Palm Beach, FL            1988       196      1,595        9,037           314
Woodhill Associates......    12/96    Denton, TX                   1985       352      1,578       13,199         1,191
Woodhollow...............    10/97    Austin, TX                   1974       108        658        3,728           163
Woodland Ridge...........    12/96    Irving, TX                   1984       130      1,021        4,507           459
Woodlands/Odessa.........     7/94    Odessa, TX                   1982       240        676        3,835           677
Woodlands/Tyler..........     7/94    Tyler, TX                    1984       256      1,029        5,845           545
Yorktree.................    10/97    Carolstream, IL              1972       293      1,968       11,151           712
                                                                           ------    -------    ---------       -------
                                                                           63,086    423,098    2,188,020       186,481
                                                                           ------    -------    ---------       -------
Other Land and Assets....                                                      --      3,860        1,139            --
                                                                           ------    -------    ---------       -------
                                                                           63,086    426,958    2,189,159       186,481
                                                                           ======    =======    =========       =======

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
The Bradford.............          519        3,393         3,912         147           3,765          1,631
The Breakers.............        1,008        5,724         6,732          40           6,692          3,773
The Falls of Bells
 Ferry...................        8,270       35,653        43,923       1,023          42,900         27,685
The Hills................        1,367        7,982         9,349         348           9,001          8,144
The Park.................          719        4,080         4,799          58           4,741          2,728
The Pines................          601        3,422         4,023          49           3,974          2,226
The Stratford............        1,920       11,140        13,060         364          12,696          5,945
Tierra Bonita............        2,081       10,236        12,317         325          11,992          6,000
Timbermill...............          778        5,341         6,119         767           5,352             --(2)
Timbertree...............        2,334       13,688        16,022         685          15,337          7,843
Township at Highlands....        1,059       14,075        15,134       2,520          12,614          9,500
Trails of Ashford........        3,237       14,608        17,845         463          17,382          9,050
Twinbridge...............          310        1,833         2,143          91           2,052          1,131
University
 Center -- Phase I.......          139          871         1,010          13             997             --(4)
University
 Center -- Phase IV......          225        1,356         1,581          20           1,561             --(4)
Victoria Station.........          425        5,276         5,701         437           5,264          3,339
Villa La Paz.............          573        3,285         3,858         108           3,750             --(2)
Villa Ladera.............        1,765       10,988        12,753       1,368          11,385          5,502
Village Creek at
 Brookhill...............        2,446       14,860        17,306       2,631          14,675             --(3)
Village Crossing.........        2,259        8,687        10,946         230          10,716          7,000
Village of Pennbrook.....        5,533       31,436        36,969         452          36,517         19,300
Vista Ventana
 Apartments..............        2,196       10,744        12,940         305          12,635          6,400
Walnut Springs...........          851        8,524         9,375       2,478           6,897          4,811
Waterford................          533        6,474         7,007       1,759           5,248          3,973
Waterways Village........        4,504       12,016        16,520         789          15,731          7,771
Weatherly................        1,275        7,237         8,512          84           8,428          4,642
Weslayan I...............          130          366           496         184             312             --
West 135th Street........          259       12,905        13,164         895          12,269          1,054
West Way Village.........        3,353        7,241        10,594         317          10,277          4,846
Whispering Pines.........          719        4,137         4,856          61           4,795             --
Wickertree...............        1,225        7,133         8,358         362           7,996          4,123
Wildflower...............          705        4,631         5,336         199           5,137          2,065
Williams Cove............        1,227        7,480         8,707       1,459           7,248          3,822
Williamsburg.............        3,103       15,457        18,560         446          18,114         12,535
Windridge................        1,374        8,568         9,942         293           9,649          6,270
Windsor Landing..........        1,641        9,456        11,097         418          10,679          5,421
Windward at the
 Villages................        1,595        9,351        10,946         467          10,479          4,615
Woodhill Associates......        1,578       14,390        15,968       4,679          11,289          5,770
Woodhollow...............          658        3,891         4,549         167           4,382          2,082
Woodland Ridge...........        1,021        4,966         5,987       1,628           4,359          2,060
Woodlands/Odessa.........          676        4,512         5,188         806           4,382             --(2)
Woodlands/Tyler..........        1,029        6,390         7,419       1,224           6,195          4,156
Yorktree.................        1,968       11,863        13,831         501          13,330          6,604
                           -----------    ---------     ---------     -------       ---------      ---------
                               409,722    2,387,877     2,797,599     228,880       2,568,719      1,300,365
                           -----------    ---------     ---------     -------       ---------      ---------
Other Land and Assets....        3,855        1,144         4,999          --           4,999
                           -----------    ---------     ---------     -------       ---------      ---------
                               413,577    2,389,021     2,802,598     228,880       2,573,718      1,300,365
                           ===========    =========     =========     =======       =========      =========

---------------

(1) Debt is owned by AIMCO and is therefore eliminated in consolidation.

(2) Pledged as security under one of the Company's credit facilities.

(3) Pledged as additional collateral for secured tax-exempt financing.

(4) Commercial Property.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1998         1997        1996
                                                            ----------   ----------   --------
REAL ESTATE
  Balance at beginning of year............................  $1,657,207   $  865,222   $477,162
  Additions during the year:
     Real estate acquisitions.............................   1,116,643      786,571    388,574
     Additions............................................      80,368       26,808     17,993
     Sales/transfers to held for sale.....................     (51,620)     (21,394)   (18,507)
                                                            ----------   ----------   --------
  Balance at end of year..................................  $2,802,598   $1,657,207   $865,222
                                                            ==========   ==========   ========
ACCUMULATED DEPRECIATION
  Balance at beginning of year............................  $  153,285   $  120,077   $ 28,737
  Additions during the year:
     Depreciation.........................................      84,635       37,741     19,556
     Additions............................................          --           --     73,189
     Sales/transfers to held for sale.....................      (9,040)      (4,533)    (1,405)
                                                            ----------   ----------   --------
  Balance at end of year..................................  $  228,880   $  153,285   $120,077
                                                            ==========   ==========   ========

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                                                 PRINCIPAL AMOUNT
                                                                                                     CARRYING    OF LOANS SUBJECT
                                                                                          FACE       AMOUNT OF   TO OR DELINQUENT
                                           INTEREST   MATURITY   PAYMENT     PRIOR       AMOUNT      MORTGAGE      PRINCIPAL OR
DESCRIPTION                                  RATE       DATE      TERMS      LIENS     OF MORTGAGE    (3)(4)         INTEREST
-----------                                --------   --------   --------   --------   -----------   ---------   ----------------
FIRST TRUST DEEDS
Golf Course
 Princeton Meadows, New Jersey...........   12.50%     Sep-01         (1)   $            $ 1,567      $ 1,585(5)      $   --
Hotels
 Pensacola, Florida......................   11.25%     Nov-02     (8)(15)         --       1,652        1,655(5)          --
 Pensacola, Florida......................   11.00%     Nov-02     (9)(15)         --       1,297        1,287             --
 Jacksonville, Florida...................   11.00%     Nov-02    (10)(15)         --       2,274        2,278(5)          --
Industrial
 Aiken, South Carolina -- Warehouse......    8.00%     Dec-07    (20)(16)         --         531          215             --
 Cleveland, Ohio -- Warehouse............    6.25%     Oct-08    (11)(16)         --       1,700        1,705(5)          --
 Houston, Texas -- Office/Warehouse......    8.00%     Dec-07     (1)(16)         --       1,301        1,145             --
 Indianapolis,
   Indiana -- Office/Showroom............    7.30%     Oct-08    (12)(16)         --         275          217             --
 Indianapolis, Indiana -- Warehouse......    7.71%     Jun-08     (1)(16)         --       5,500        4,841             --
 Jackson, Tennessee -- Warehouse.........   10.50%     Dec-07     (1)(16)         --       2,185        1,781             --
 Memphis, Tennessee -- Warehouse.........    8.00%     Jan-08     (1)(16)         --       1,000          881             --
Manufactured Home Parks
 Cheyenne, Wyoming.......................    9.07%     Dec-03     (1)(17)         --       1,900        1,673             --
 Denton and Tyler, Texas.................    8.90%     Dec-03     (1)(17)         --       5,000        4,407             --
Retail Stores
 Des Moines and Cedar Rapids, Iowa.......    9.00%     Dec-03        (21)         --       3,500        3,491             --
                                                                            --------     -------      -------         ------
       TOTAL FIRST TRUST DEEDS...........                                   $     --     $29,682      $27,161         $   --
                                                                            ========     =======      =======         ======
SECOND TRUST DEEDS
Apartments
 South Bend, Indiana.....................   12.50%     Jun-95         (2)   $  3,970     $ 1,350      $   675         $  675
 Huntsville, Alabama.....................   12.50%     Dec-00         (1)      9,401       1,570        1,908(5)          --
Duplexes
 Santa Monica and Pacific Palisades,
   California............................   12.00%     Sep-98         (1)      1,800         455          383            383(6)
                                                                            --------     -------      -------         ------
       TOTAL SECOND TRUST DEEDS..........                                   $ 15,171     $ 3,375      $ 2,966         $1,058
                                                                            ========     =======      =======         ======
THIRD TRUST DEEDS
Apartment
 Plainsboro, New Jersey..................   11.25%     Jan-02        (13)   $ 30,399     $   875      $   875             --
                                                                            --------     -------      -------         ------
       TOTAL THIRD TRUST DEEDS...........                                   $ 30,399     $   875      $   875         $   --
                                                                            ========     =======      =======         ======
PROMISSORY NOTES RECEIVABLE
J. Schultz, an Individual................    8.00%     May-00         (1)   $     --     $    75      $    76(5)      $   --
Angeles Partners XIV, California Limited
 Partnership.............................   12.00%     Mar-02        (18)         --         433          433            433
Fox Crest Apartments, Waukegan,
 Illinois................................   12.50%     Mar-03        (18)      6,283       4,764           --          4,764
Warner Center............................    5.70%     Jan-15        (19)    134,609       1,858        2,265(5)          --
General Reserve..........................                                         --         (68)         (68)            --
                                                                            --------     -------      -------         ------
       TOTAL PROMISSORY NOTES
        RECEIVABLE.......................                                   $140,892     $ 7,062      $ 2,706         $5,197
                                                                            ========     =======      =======         ======

                                                                FACE
                                                               AMOUNT       CARRYING      PRINCIPAL AMOUNT OF LOANS
                                                    PRIOR        OF        AMOUNT OF      SUBJECT TO OR DELINQUENT
DESCRIPTION                                         LIENS     MORTGAGE   MORTGAGE(3)(4)     PRINCIPAL OR INTEREST
-----------                                        --------   --------   --------------   -------------------------
SUMMARY
TOTAL FIRST TRUST DEEDS..........................  $     --   $29,682       $27,161                $   --
TOTAL SECOND TRUST DEEDS.........................    15,171     3,375         2,966                 1,058
TOTAL THIRD TRUST DEEDS..........................    30,399       875           875                    --
TOTAL PROMISSORY NOTES RECEIVABLE................   140,892     7,062         2,706                 5,197
                                                   --------   -------       -------                ------
TOTAL............................................  $186,462   $40,994       $33,708                $6,255
                                                   ========   =======       =======                ======

---------------

(1) Note requires periodic interest only payments through maturity, when the principal balance is payable in full.

(2) The note matured in June of 1995. The borrower is currently in default and is not making the required interest only payments.

(3) Reconciliation of notes receivable:

      Balance at October 1, 1998..................................  $29,405
      Additions:
        New Loans(7)..............................................    3,558
        Accrued Interest..........................................      964
      Deductions:
        Premium Amortization......................................      (25)
        Principal Collections.....................................     (194)
                                                                    -------
      Balance at December 31, 1998................................  $33,708
                                                                    =======

 (4) The carrying amount for Federal income tax purposes is approximately
     $39,216.

 (5) The carrying amount of the mortgage is greater than the face amount due to the inclusion of accrued interest.

 (6) Nolana Apartments made interest only payments through December 31, 1998.

 (7) Amount includes Cleveland, Ohio -- Warehouse for $1,700, and Warner Center for $1,858.

 (8) Monthly principal and interest payments of $16 are required through the maturity date at which time the balance of $1,617 is payable in full.

 (9) Monthly principal and interest payments of $12 are required through the maturity date at which time the balance of $1,268 is payable in full.

(10) Monthly principal and interest payments of $22 are required through the maturity date at which time the balance of $2,222 is payable in full.

(11) Monthly principal and interest payments of $12 are required through the maturity date at which time the balance of $1,119 is payable in full.

(12) Monthly principal and interest payments of $2 are required through the maturity date at which time the balance of $188 is payable in full.

(13) An initial interest payment of $3 is required. Thereafter, monthly principal and interest payments of $8 are required through the maturity date at which time the balance of $860 is payable in full.

(14) The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 1998 are estimated.

(15) A prepayment penalty ranging from 1% to 3% of the outstanding principal balance will be assessed if the loan is prepaid prior to the maturity date.

(16) A prepayment penalty ranging from 1% to 3% of the outstanding principal balance will be assessed if the loan is prepaid four or more years prior to the maturity date.

(17) A prepayment penalty ranging from 1% to 3% of the outstanding principal balance will be assessed if the loan is prepaid prior to one year before the maturity date.

(18) Annual principal and interest payments based upon available Net Cash Flow, as defined, are required throughout the maturity date at which time all remaining unpaid accrued interest and principal are payable in full.

(19) Semi-annual principal and interest payments based upon available Net Cash Flow, as defined, are required throughout the maturity date at which time all remaining unpaid accrued interest and principal are payable in full.

(20) Monthly principal and interest payments of $6 are required through the maturity date.

(21) Monthly principal and interest payments of $72 are required through the maturity date.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Agreement and Plan of Merger, dated as of December 23,
                            1997, by and between Apartment Investment and Management
                            Company and Ambassador Apartments, Inc. (Exhibit 2.1 to
                            AIMCO's Current Report on Form 8-K, dated December 23,
                            1997, is incorporated herein by this reference)
          2.3            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
          3.1            -- Charter
          3.2            -- Bylaws
          4.1            -- Amended and Restated Declaration of Trust of IFT
                            Financing I (formerly Insignia Financing I), dated as of
                            November 1, 1996, among Insignia Financial Group, Inc.,
                            as Sponsor, First Union National Bank of South Carolina,
                            as Property Trustee, First Union Bank of Delaware, as
                            Delaware Trustee and Andrew I. Farkas, John K. Lines and
                            Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form
                            S-3 of Insignia Financial Group, Inc. dated December 10,
                            1996, is incorporated herein by this reference)
          4.2            -- Indenture for the 6.5% Convertible Subordinated
                            Debentures, dated as of November 1, 1996, between
                            Insignia Financial Group, Inc., as Issuer and First Union
                            National Bank of South Carolina, as Trustee (Exhibit 4.3
                            to Form S-3 of Insignia Financial Group, Inc., dated
                            December 10, 1996, is incorporated herein by this
                            reference)
          4.3            -- First Supplemental Indenture, dated as of October 1,
                            1998, by and among Apartment Investment and Management
                            Company, Insignia Financial Group, Inc. and First Union
                            National Bank (formerly First Union National Bank of
                            South Carolina), as trustee.
         10.1            -- Amended and Restated Credit Agreement (Unsecured
                            Revolver-to-Term Facility), dated as of October 1, 1998,
                            among AIMCO Properties, L.P., Bank of America National
                            Trust and Savings Association, and BankBoston, N.A.
                            (Exhibit 10.1 to AIMCO's Current Report on Form 8-K,
                            dated October 1, 1998, is incorporated herein by this
                            reference)
         10.2            -- First Amendment to Credit Agreement, dated as of November
                            6, 1998, by and among AIMCO Properties, L.P., the
                            financial institutions listed on the signature pages
                            thereof and Bank of America National Trust and Savings
                            Association
         10.3            -- Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.2 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.4            -- Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.3 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.5            -- Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO
                            Properties, L.P. to Bank of America National Trust and
                            Savings Association, and BankBoston, N.A. (Exhibit 10.4
                            to AIMCO's Current Report on Form 8-K, dated October 1,
                            1998, is incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.6            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by Apartment Investment and
                            Management Company, AIMCO Holdings QRS, Inc., AIMCO/OTC
                            QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc.,
                            AIMCO-LP, Inc., AIMCO Properties Finance Corp., AIMCO
                            Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P.,
                            Ambassador IV, Inc., Ambassador V, Inc., Ambassador
                            Florida Partners Inc. and A.J. Two, Inc. (Exhibit 10.5 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.7            -- Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management
                            Services, Inc., Property Asset Management Services, L.P.,
                            NHP Management Company and Property Asset Management
                            Services-California, L.L.C. (Exhibit 10.6 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending September 30, 1998, is incorporated herein by this
                            reference)
         10.8            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by CPF XIV/St. Charleston,
                            Inc., CPF XIV/Torrey Pines, Inc., CPF XIV/ Sun River,
                            Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV
                            Stratford Place Properties, Inc., ConCap CCP/IV River's
                            Edge Properties, Inc., PRA, Inc. and National Property
                            Investors, Inc. (Exhibit 10.7 to AIMCO's Quarterly Report
                            on Form 10-Q for the quarterly period ending September
                            30, 1998, is incorporated herein by this reference)
         10.9            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.10           -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.11           -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.12           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999
         10.13           -- Credit Agreement dated December 30, 1997, by and among
                            Insignia Properties, L.P., Lehman Commercial Paper Inc.,
                            as lending agent, First Union National Bank, as
                            administrative agent, and the lenders from time to party
                            thereto (Exhibit 10.8 to Form S-4 of Insignia Properties
                            Trust, filed May 28, 1998, is incorporated herein by this
                            reference)
         10.14           -- Unconditional Guaranty, dated as of December 30, 1997,
                            made by Insignia Properties Trust in favor of First Union
                            National Bank (Exhibit 10.9 to Form S-4 of Insignia
                            Properties Trust, filed May 28, 1998, is incorporated
                            herein by this reference_)
         10.15           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference)
         10.16           -- $300,000,000 Interim Term Loan Agreement, dated as of
                            October 1, 1998, among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., the several
                            lenders from time to time parties thereto, Lehman
                            Brothers, Inc., and Lehman Commercial Paper Inc.
         10.17           -- Subsidiaries Guarantee, dated as October 1, 1998, made by each of the entities that are signatories thereto in
                            favor of Lehman Commercial Paper Inc. as administrative
                            agent for the several banks and other financial
                            institutions or entities from time to time parties to the
                            Interim Term Loan Agreement

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.18           -- Preferred Stock Subsidiaries' Guarantee, dated as of
                            October 1, 1998, made by each of the entities that are
                            signatories thereto in favor of Lehman Commercial Paper
                            Inc., as administrative agent for the several banks and
                            other financial institutions or entities from time to
                            time parties to the Interim Loan Agreement
         10.19           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.20           -- Purchase and Sale Agreement and Joint Escrow
                            Instructions, made and entered into as of August 22,
                            1997, by and between AIMCO Properties, L.P. and each of
                            the parties identified on Exhibit "A" attached thereto
                            (collectively, the "Winthrop Sellers") (Exhibit 99.3 to
                            AIMCO's Current Report on Form 8-K, dated October 15,
                            1997, is incorporated herein by this reference)
         10.21           -- Letter Agreement, dated October 15, 1997 by and between
                            AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit
                            99.6 to AIMCO's Current Report on Form 8-K, dated October
                            15, 1997, is incorporated herein by this reference)
         10.22           -- Summary of Arrangement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference) *
         10.23           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (Annex A to AIMCO's Proxy
                            Statement for the Annual Meeting of Stockholders to be
                            held on April 24, 1997, is incorporated herein by this
                            reference) *
         10.24           -- Amendment No. 1 to the Apartment Investment and
                            Management Company 1997 Stock Award and Incentive Plan
                            (Annex A to AIMCO's Proxy Statement for Annual Meeting of
                            Stockholders to be held on May 8, 1998, is incorporated
                            herein by this reference) *
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this reference)
                            *
         10.26           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P. and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.27           -- Real Estate Acquisition Agreement, dated as of May 22,
                            1997, by and among Apartment Investment and Management
                            Company, AIMCO Properties, L.P., Demeter Holdings
                            Corporation, Phemus Corporation, Capricorn Investors,
                            L.P., J. Roderick Heller, III and NHP Partners LLC
                            (Exhibit 2.1 to AIMCO's Current Report on Form 8-K, dated
                            June 3, 1997, is incorporated herein by this reference)
         10.28           -- Contribution Agreement, dated as of January 31, 1998, by and between Apartment Investment and Management Company
                            and Terry Considine and Peter K. Kompaniez (Exhibit 2.1
                            to AIMCO's Current Report on Form 8-K, dated January 31,
                            1998, is incorporated herein by this reference)*
         10.29           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.30           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference.)
         10.31           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*
         10.32           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10/Q-A
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.33           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*
         10.34           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Terry Considine (Exhibit
                            10.44C to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.35           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.36           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.37           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.38           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.39           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.40           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.41           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.42           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan)*
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract or compensatory plan or arrangement.