Form 10-Q
period 1999-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1999-05-17
CIK 922864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                             ---------------------

                         COMMISSION FILE NUMBER 1-13232

                             ---------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)

                    MARYLAND                                        84-1259577
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
         Incorporation or organization)

  1873 S. BELLAIRE STREET, SUITE 1700, DENVER,                      80222-4348
                    COLORADO                                        (Zip Code)
    (Address of principal executive offices)

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

                             ---------------------

    The number of shares of Class A Common Stock outstanding as of April 30,
                                1999: 62,045,886
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
           and December 31, 1998.....................................    2
         Consolidated Statements of Income for the Three Months Ended
           March 31, 1999 and 1998 (unaudited).......................    3
         Consolidated Statements of Cash Flow for the Three Months
           Ended March 31, 1999 and 1998 (unaudited).................    4
         Notes to Consolidated Financial Statements (unaudited)......    7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   14
ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   22

PART II. OTHER INFORMATION
ITEM 2.  Changes in Securities and Use of Proceeds...................   23
ITEM 6.  Exhibits and Reports on Form 8-K............................   24
Signatures...........................................................   25

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Real estate, net of accumulated depreciation of $261,228 and
  $228,880..................................................  $2,591,249     $2,573,718
Property held for sale......................................      26,794         27,304
Investments in unconsolidated real estate partnerships......     998,917        945,035
Investments in unconsolidated subsidiaries..................      79,501         84,417
Notes receivable from unconsolidated real estate
  partnerships..............................................     104,844        103,979
Notes receivable from unconsolidated subsidiaries...........     115,386        114,000
Cash and cash equivalents...................................      38,561         71,305
Restricted cash.............................................      55,265         55,826
Notes receivable............................................      22,241         33,708
Goodwill....................................................     126,716        128,658
Other assets................................................     132,273        130,335
                                                              ----------     ----------
Total assets................................................  $4,291,747     $4,268,285
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................  $1,081,235     $  843,791
Secured tax-exempt bond financing...........................     403,360        398,602
Unsecured short-term financing..............................     124,300        310,300
Secured short-term financing................................          --        108,022
                                                              ----------     ----------
          Total indebtedness................................   1,608,895      1,660,715
                                                              ----------     ----------
Accounts payable, accrued and other liabilities.............     146,322        208,300
Resident security deposits and prepaid rents................      13,404         12,654
                                                              ----------     ----------
          Total liabilities.................................   1,768,621      1,881,669
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Company-obligated mandatory redeemable convertible preferred
  securities of a subsidiary trust..........................     149,500        149,500
Minority interest in other entities.........................      83,413        185,705
Minority interest in operating partnership..................     137,600        148,847
Stockholders' equity
  Preferred Stock...........................................     616,250        792,468
  Class A Common Stock, $.01 par value, 478,277,500 shares
     and 484,027,500 shares authorized, 61,657,687 and
     48,451,388 shares issued and outstanding,
     respectively...........................................         617            485
  Additional paid-in capital................................   1,709,527      1,246,962
  Notes receivable on common stock purchases................     (52,121)       (49,658)
  Distributions in excess of earnings.......................    (121,660)       (87,693)
                                                              ----------     ----------
          Total stockholders' equity........................   2,152,613      1,902,564
                                                              ----------     ----------
Total liabilities and stockholders' equity..................  $4,291,747     $4,268,285
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                              --------------------------------
                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues..........................     $112,586          $ 71,336
Property operating expenses.................................      (43,170)          (26,309)
Owned property management expense...........................       (3,502)           (2,132)
Depreciation................................................      (27,112)          (13,977)
                                                                 --------          --------
Income from property operations.............................       38,802            28,918
                                                                 --------          --------
SERVICE COMPANY BUSINESS
Management fees and other income............................        8,556             4,821
Management and other expenses...............................       (8,902)           (1,961)
Corporate overhead allocation...............................           --              (151)
                                                                 --------          --------
Income (loss) from service company business.................         (346)            2,709
                                                                 --------          --------
General and administrative expenses.........................       (3,690)           (1,974)
Interest expense............................................      (31,330)          (15,441)
Interest income.............................................       10,367             6,076
Equity in earnings of unconsolidated subsidiaries...........        2,372             4,068
Equity in earnings (losses) of unconsolidated real estate
  partnerships..............................................          816              (653)
Minority interest in other entities.........................          111              (582)
Amortization of goodwill....................................       (1,942)           (1,717)
                                                                 --------          --------
Income from operations......................................       15,160            21,404
Gain on disposition of properties...........................           15             2,526
                                                                 --------          --------
Income before minority interest in operating partnership....       15,175            23,930
Minority interest in operating partnership..................       (1,219)           (2,288)
                                                                 --------          --------
Net income..................................................       13,956            21,642
Net income attributable to preferred stockholders...........       13,620             3,681
                                                                 --------          --------
Net income attributable to common stockholders..............     $    336          $ 17,961
                                                                 ========          ========
COMPREHENSIVE INCOME
Net income..................................................     $ 13,956          $ 21,642
Other comprehensive income:
  Net unrealized loss on investment in securities...........           --              (160)
                                                                 --------          --------
Comprehensive income........................................     $ 13,956          $ 21,482
                                                                 ========          ========
Basic earnings per common share.............................     $   0.01          $   0.44
                                                                 ========          ========
Diluted earnings per common share...........................     $   0.01          $   0.43
                                                                 ========          ========
Weighted average common shares outstanding..................       56,468            41,128
                                                                 ========          ========
Weighted average common shares and common share equivalents
  outstanding...............................................       58,412            41,310
                                                                 ========          ========
Dividends paid per common share.............................     $ 0.6250          $ 0.5625
                                                                 ========          ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income................................................    $  13,956         $ 21,642
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       33,381           15,872
    Gain on disposition of properties.......................          (15)          (2,526)
    Minority interest in operating partnership..............        1,219            2,288
    Minority interests in other entities....................         (111)            (582)
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................         (816)             653
    Equity in earnings of unconsolidated subsidiaries.......       (2,372)          (4,068)
    Changes in operating assets and operating liabilities...       19,180          (23,618)
                                                                ---------         --------
         Total adjustments                                         50,466          (11,981)
                                                                ---------         --------
         Net cash provided by operating activities..........       64,422            9,661
                                                                ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate...................................           --           (6,804)
  Additions to real estate..................................      (19,562)          (7,942)
  Proceeds from sale of property............................        3,845           11,477
  Additions to property held for sale.......................         (146)          (1,874)
  Purchase of limited partnerships interests................      (18,201)          (5,790)
  Purchase of/additions to notes receivable from
    unconsolidated real estate partnerships.................       (8,966)         (36,092)
  Proceeds from repayment of notes receivable from
    unconsolidated real estate partnerships.................        6,444               --
  Purchase of notes receivable..............................       (6,350)              --
  Proceeds from sale of notes receivable....................       17,788               --
  Cash paid for merger related costs........................      (54,907)              --
  Distributions from investments in unconsolidated real
    estate partnerships.....................................       17,860               --
                                                                ---------         --------
         Net cash used in investing activities..............      (62,195)         (47,025)
                                                                ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............      175,963               --
  Principal repayments on secured notes payable.............      (32,686)         (31,756)
  Proceeds from secured tax-exempt bond financing...........        7,500               --
  Principal repayments on secured tax-exempt bond
    financing...............................................       (1,172)            (450)
  Repayments on secured short-term financing................           --          (19,099)
  Net borrowings (repayments) on the Company's revolving
    credit facilities.......................................     (236,000)           7,400
  Payment of loan costs, net of proceeds from interest rate
    hedge...................................................       (5,697)          (2,041)
  Proceeds from issuances of Class A Common Stock...........           --            9,636
  Proceeds from issuances of Preferred Stock................      114,095          100,294
  Proceeds from exercises of employee stock options and
    warrants................................................          812               --
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................        2,230            5,783
  Repurchase of Class A common stock........................           --           (5,982)
  Payment of common stock dividends.........................      (35,141)         (23,248)
  Payment of distributions to minority interest in AIMCO
    operating partnership...................................       (4,365)          (2,928)
  Payment of distributions to minority interest in other
    entities................................................       (7,710)              --
  Payment of preferred stock dividends......................      (12,800)          (1,385)
                                                                ---------         --------
         Net cash (used in) provided by financing
           activities.......................................      (34,971)          36,224
                                                                ---------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (32,744)          (1,140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       71,305           37,088
                                                                ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  38,561         $ 35,948
                                                                =========         ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
        (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA)
                                  (UNAUDITED)

                                                               1999      1998
                                                              -------   -------
SUPPLEMENTAL CASH FLOW INFORMATION
               Interest Paid................................  $32,292   $14,848

1999 NON-CASH INVESTING AND FINANCING ACTIVITIES

     Redemption of Operating Units

     During the three months ended March 31, 1999, 322,801 operating partnership units with a recorded value of $7,747 were redeemed in exchange for an equal number of shares of Class A Common Stock.

     Notes Receivable from Officers

     From time to time, the Company makes loans to its officers to finance their purchases of shares of Class A Common Stock from the company. During the three months ended March 31, 1999, the company sold to certain officers 125,070 shares of Class A Common Stock for an aggregate price of $4.7 million. In payment for such shares, the officers executed notes payable to the company bearing interest at 7.0% per annum, payable quarterly, and due in 2009. The loans are 25% recourse to the officers.

     Consolidation of Properties

     During the three months ended March 31, 1999, the acquisition of additional ownership interests by the company resulted in ownership levels increasing for one previously unconsolidated property such that the company achieved control. Accordingly, the company began consolidating the property. The non-cash effect of this consolidation is as follows:

Real estate..............................................   $ 16,627
Secured notes payable....................................    (15,489)
Other assets and liabilities.............................     (1,138)

     Merger with Insignia Properties Trust

     On February 26, 1999, Insignia Properties Trust was merged into the company. Approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million) were issued in connection with the merger. The non-cash effect of the merger is as follows:

Real Estate.............................................   $  10,382
Investment in unconsolidated real estate partnerships...      40,850
Other assets............................................         700
Accounts payable, accrued and other liabilities.........       1,131
Minority interest.......................................     109,395
Common stock and additional paid in capital.............     158,796

     Conversion of Class E Preferred Stock

     On January 15, 1999, all outstanding shares of Class E Cumulative Convertible Preferred Stock (with an aggregate liquidation preference of approximately $301.2 million) were converted into approximately 8.4 million shares of Class A Common Stock in accordance with the terms of the Class E Cumulative Convertible Preferred Stock.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
 (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA) -- (CONTINUED)
                                  (UNAUDITED)

1998 NON-CASH INVESTING AND FINANCING ACTIVITIES

     Purchase of Real Estate

Secured notes payable assumed in connection with purchase of
  real estate...............................................   $46,971
Issuance of 499,506 operating partnership units in
  connection with the purchase of real estate...............    16,423
Delayed issuance of 166,503 operating partnership units in
  connection with the purchase of real estate...............     5,474
                                                               -------
                                                               $68,868
                                                               =======

     Redemption of Operating Partnership Units

     During the three months ended March 31, 1998, 167,445 operating partnership units with a recorded value of $3,184 were redeemed in exchange for an equal number of shares of Class A Common Stock.

     Property Held for Sale

     During the three months ended March 31, 1998, the company entered into sales agreements to sell two multifamily properties with a net book value of $27.3 million. These assets were reclassified to property held for sale.

     Notes Receivable from Officers

     From time to time, the company makes loans to its officers to finance their purchases of shares of Class A Common Stock from the company. During the three months ended March 31, 1998, the company sold to certain officers 336,030 shares of Class A Common Stock for an aggregate price of $12.3 million. In payment for such shares, the officers executed notes payable to the company bearing interest at 7.0%, per annum, payable quarterly, and due in 2008. The loans are 25% recourse to the officers.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P., (the "AIMCO operating partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 91% interest in the AIMCO operating partnership as of March 31, 1999. AIMCO-GP, Inc. is the sole general partner of the AIMCO operating partnership.

     At March 31, 1999, AIMCO had 61,657,687 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 5,961,904 Partnership Common Units ("Common OP Units") outstanding (excluding units held by the Company), for a combined total of 67,619,591 shares and Common OP Units outstanding.

     As of March 31, 1999, AIMCO:

        - owned or controlled 63,069 units in 240 apartment properties;

        - held an equity interest in 168,817 units in 891 apartment properties; and

        - managed 141,523 units in 940 apartment properties for third party owners and affiliates.

NOTE 2 -- BASIS OF PRESENTATION

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of property-owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO operating partnership are generally not available to pay creditors or secure the obligations of AIMCO or the AIMCO operating partnership.

     After payment of distributions to holders of partnership preferred units ("Preferred OP Units" and together with Common OP Units, "OP Units"), the AIMCO operating partnership's remaining income is allocated to holders of Common OP Units based on the weighted average number of Common OP Units outstanding during the period. The AIMCO operating partnership records the issuance of Common OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock at the date of execution of the purchase contract. The holders of the Common OP Units receive distributions, prorated from the date of admittance, in an amount equivalent to the dividends paid to holders of Class A Common Stock.

     After holding the Common OP Units for one year, the limited partners generally have the right to redeem their Common OP Units for cash. Notwithstanding that right, the AIMCO operating partnership may elect to acquire some or all of the Common OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash.

  Investments in Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated subsidiaries.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control, are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships.

  Notes Receivable from Unconsolidated Subsidiaries and Real Estate Partnerships

     Notes receivable from unconsolidated subsidiaries and real estate partnerships are recorded at original basis, net of any allowance for impairment. The Company recognizes interest income on notes receivable as earned, in accordance with the terms of the notes. Interest income is not recorded on individual notes receivable if management believes the interest is not collectible.

  Earnings per Share

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period.

  Interim Information

     The accompanying unaudited consolidated financial statements of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

     The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

  Reclassification

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 -- IPT MERGER

     As a result of its merger with Insignia Financial Group, Inc. on October 1, 1998, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of Insignia Properties Trust ("IPT"). On February 26, 1999, AIMCO acquired, through a merger, the remaining 49% of IPT. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of Class A Common Stock for each share of IPT common stock, resulting in the issuance of approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 4 -- COMMITMENTS

  High Performance Units

     In January 1998, AIMCO's operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period would have ended March 31, 1999, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per share.

NOTE 5 -- DEBT

     In February 1999, the Company terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $125.4 million of long-term, fixed rate, fully amortizing notes payable secured by 20 properties in separate loan transactions. The Company used $8.2 million of the net proceeds from the financings to refinance existing notes payable and $117.2 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc. As of March 31, 1999, the balance outstanding under the interim loan agreement was $21 million, under the credit facility was $58.3 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 31, 1999 was $40.5 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 6 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At March 31, 1999 and December 31, 1998, the Company had the following classes of preferred stock outstanding:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                              -------------------
Class B Cumulative Convertible Preferred Stock, $.01 par
  value, 750,000 shares authorized, 750,000 and 750,000
  shares issued and outstanding.............................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,760,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,600,000 shares authorized, 4,200,000 and 4,200,000
  shares issued and outstanding; dividends payable at 8.75%,
  per annum.................................................   105,000    105,000
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and 4,050,000
  shares issued and outstanding; dividends payable at
  9.375%, per annum.........................................   101,250    101,250
Class H Cumulative Preferred Stock, $.01 par value,
  2,300,000 shares authorized, 2,000,000 and 2,000,000
  shares issued and outstanding; dividends payable at 9.5%,
  per annum.................................................    50,000     50,000
Class J Cumulative Convertible Preferred Stock, $.01 par
  value, 2,000,000 shares authorized, 1,000,000 and
  1,000,000 shares issued and outstanding...................   100,000    100,000
Class K Convertible Cumulative Preferred Stock, $.01 par
  value, 5,750,000 shares authorized, 5,000,000 and no
  shares issued and outstanding; dividends payable at 8%,
  per annum.................................................   125,000         --
Class E Cumulative Convertible Preferred Stock, $.01 par
  value, 10,000,000 shares authorized, no and 8,423,658
  shares issued and outstanding.............................        --    301,218
                                                              --------   --------
                                                              $616,250   $792,468
                                                              ========   ========

     All classes of preferred stock, except the Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock"), are on equal parity and are senior to the Class E Preferred Stock, the Class A Common Stock. The Class E Preferred Stock was senior to the Class A Common Stock. None of the classes of preferred stock have the right to vote, generally, for the election of directors.

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

     Holders of Class J Cumulative Convertible Preferred Stock (the "Class J Preferred Stock") are entitled to receive cash dividends at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per share) for the period beginning on November 6, 1998 and lasting until November 15, 1998, 8% per annum of the $100 liquidation preference (equivalent to $8 per annum per share) for the period beginning on

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY and including November 15, 1998 and lasting until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per share) for the period beginning on and including November 15, 1999 and lasting until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per share) thereafter.

     The Company may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock (plus payment of accumulated and unpaid dividends on the converted shares) (a) on or after November 6, 2002, if the market price of the Class A Common Stock in the five most recent trading days, as defined, is equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the internal rate of return on such shares exceeds 12.5%.

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock"), in a public offering. The net proceeds of $120.6 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class K Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

     The Class E Preferred Stock was issued in connection with the Insignia Financial Group merger ("Insignia merger"). Holders of Class E Preferred Stock were entitled to receive the same cash dividends per share as holders of Class A Common Stock. In addition, on January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million. Concurrently with the payment of such special dividend, all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 7 -- EARNINGS PER SHARE

     The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):

                                                                 1999      1998
                                                               --------   -------
NUMERATOR:
Net income..................................................   $ 13,956   $21,642
Preferred stock dividends...................................    (13,620)   (3,681)
                                                               --------   -------
Numerator for basic and diluted earnings per share -- income
  attributable to common stockholders.......................   $    336   $17,961
                                                               ========   =======
DENOMINATOR:
Denominator for basic earnings per share -- weighted average
  number of shares of common stock outstanding..............     56,468    41,128
Effect of dilutive securities:
  Class E Preferred Stock...................................      1,310        --
  Employee stock options....................................        329       182
  Warrants..................................................        305        --
                                                               --------   -------
  Dilutive potential common shares..........................      1,944       182
                                                               --------   -------
Denominator for dilutive earnings per share.................     58,412    41,310
                                                               ========   =======
Basic earnings per common share:
  Operations................................................   $   0.01   $  0.38
  Gain on disposition of properties.........................         --      0.06
                                                               --------   -------
          Total.............................................   $   0.01   $  0.44
                                                               ========   =======
Diluted earnings per common share:
  Operations................................................   $   0.01   $  0.37
  Gain on disposition of properties.........................         --      0.06
                                                               --------   -------
          Total.............................................   $   0.01   $  0.43
                                                               ========   =======

NOTE 8 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generated rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Company's total revenues during the three months ended March 31, 1999 and March 31, 1998.

NOTE 9 -- SUBSEQUENT EVENTS

  Acquisitions

     On April 20, 1999, AIMCO announced its definitive agreement to acquire 2,105 units in 8 garden-style apartment communities from First Union Real Estate Investment Trust for an aggregate price of approxi-

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY mately $86 million and additional transaction costs of approximately $0.5 million. The Company acquired seven of these apartment communities on May 12, 1999, and expects to acquire the remaining apartment community in May 1999.

  Conversion of Preferred Stock

     On May 12, 1999, the Company notified the holders of the Class J Preferred Stock that the internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Stock into 2.5 million shares of Class A Common Stock.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Overview

     As of March 31, 1999, the Company owned or managed 373,409 apartment units, comprised of 63,069 units in 240 apartment communities owned or controlled by the Company (the "Owned Properties"), 168,817 units in 891 apartment communities in which the Company has an equity interest (the "Equity Properties") and 141,523 units in 940 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 49 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

  Net Income

     The Company recognized net income of $14.0 million for the three months ended March 31, 1999, compared to $21.6 million for the three months ended March 31, 1998. The decrease in net income of $7.6 million, or 35%, was primarily the result of a significant increase in the non-cash expenses (i.e., depreciation of real property and amortization of management contracts) and general and administrative expenses associated with the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and the purchase of thirty properties (the "1998 Acquisitions") during 1998. The decrease in net income was also attributable to the increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above, a decrease in income from the service company business, the sale of five properties in 1998 (the "1998 Sold Properties") and one property in 1999 (the "1999 Sold Property"). These factors are discussed in more detail in the following paragraphs.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $112.6 million for the three months ended March 31, 1999, compared to $71.3 million for the three months ended March 31, 1998, an increase of $41.3 million, or 57.9%. Rental and other property revenues for the consolidated Owned Properties consisted of the following (dollars in thousands):

                                                                1999      1998
                                                              --------   -------
"Same store" properties.....................................  $ 67,928   $67,472
1998 Acquisitions...........................................    41,958       326
1999 Acquisitions...........................................       604        --
1998 Sold Properties........................................        --        99
1999 Sold Properties........................................        25        24
Properties in lease-up after the completion of an expansion
  or renovation.............................................     2,071     3,415
                                                              --------   -------
          Total.............................................  $112,586   $71,336
                                                              ========   =======

     Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, from the consolidated Owned Properties totaled $43.2 million for the three months ended March 31, 1999, compared to $26.3 million for the three months ended March 31, 1998, an increase of $16.9 million or 64.3%. Operating expenses for the consolidated Owned Properties consisted of the following (dollars in thousands):

                                                               1999      1998
                                                              -------   -------
"Same store" properties.....................................  $26,508   $25,043
1998 Acquisitions...........................................   16,023       164
1999 Acquisitions...........................................      241        --
1998 Sold Properties........................................       --       111
1999 Sold Properties........................................        9         8
Properties in lease-up after the completion of an expansion
  or renovation.............................................      389       983
                                                              -------   -------
          Total.............................................  $43,170   $26,309
                                                              =======   =======

SERVICE COMPANY BUSINESS

     The Company's share of income (loss) from the service company business was $(0.3) million for the three months ended March 31, 1999, compared to $2.7 million for the three months ended March 31, 1998. The decrease in service company business income of $3.0 million was primarily due to a decrease in fees for services provided by the Company to real estate partnerships for customary services.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.0 million for the three months ended March 31, 1998 to $3.7 million for the three months ended March 31, 1999, an 85% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998 and the merger with Insignia in October 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $31.3 million for the three months ended March 31, 1999, compared to $15.4 million for the three months ended March 31, 1998, an increase of $15.9 million, or 103.2%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in Ambassador and Insignia and interest expense incurred in connection with 1998 acquisitions.

INTEREST INCOME

     Interest income totaled $10.4 million for the three months ended March 31, 1999, compared to $6.1 million for the three months ended March 31, 1998. The increase of $4.3 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers, refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term indebtedness (including indebtedness under the Company's credit facilities), the issuance of debt securities, OP Units or equity securities in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of March 31, 1999, the Company had $1,143 million available and the AIMCO operating partnership had $500 million available from this registration statement.

     At March 31, 1999, the Company had $38.6 million in cash and cash equivalents. In addition, the Company had $55.3 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO operating partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

     In February 1999, the Company terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $125.4 million of long-term, fixed rate, fully amortizing notes payable secured by 20 properties in separate loan transactions. The Company used $8.2 million of the net proceeds from the financings to refinance existing notes payable, and $117.2 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc. As of March 31, 1999, the balance outstanding under the interim loan agreement was $21 million, under the credit facility was $58.3 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 31, 1999 was $40.5 million.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the quarter ended March 31, 1999, the Company made separate offers to the limited partners of 106 partnerships owning 326 properties to acquire their limited partnership interests. The Company paid approximately $18.2 million in cash, (including transaction costs), to acquire limited partnership interests pursuant to the offers.

     On February 18, 1999, the Company issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share in a public offering. The net proceeds of $120.6 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible. The Class K Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO may be made to any holders of Class A Common Stock, the holders of the Class K Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

CAPITAL EXPENDITURES

     For the quarter ended March 31, 1999, the Company spent $8.7 million for Capital Replacements (expenditures for routine maintenance of a property), $0.9 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $10.0 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for Capital Replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for the minority interest in the AIMCO operating partnership, amortization of goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the three months ended March 31, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                                                1999      1998
                                                              --------   -------
OPERATING ACTIVITIES
Income before minority interest in operating partnership....  $ 15,175   $23,930
Gain on disposition of properties...........................       (15)   (2,526)
Real estate depreciation, net of minority interest..........    25,700    12,779
Real estate depreciation related to unconsolidated
  entities..................................................    21,115     3,191
Amortization of goodwill....................................     2,602     2,389
Amortization of recoverable amount of management
  contracts.................................................    10,397     1,379
Deferred taxes..............................................     2,456       309
Preferred stock dividends...................................   (10,347)   (2,364)
Preferred OP Unit distribution..............................      (858)       --
                                                              --------   -------
Funds From Operations (FFO).................................  $ 66,225   $39,087
                                                              ========   =======
Weighted average number of common shares, common share
  equivalents and OP Units outstanding:
  Common stock and common stock equivalents.................    58,412    41,310
  Preferred stock convertible into common stock.............     2,463     2,463
  OP Units..................................................     8,308     5,296
                                                              --------   -------
                                                                69,183    49,069
                                                              ========   =======

     For the three months ended March 31, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                                1999       1998
                                                              --------   --------
Cash flow provided by operating activities..................  $ 64,422   $  9,661
Cash flow used in investing activities......................   (62,195)   (47,025)
Cash flow (used in) provided by financing activities........   (34,971)    36,224

CONTINGENCIES

  HUD Approvals and Enforcement

     A significant number of apartment units owned or managed by AIMCO are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over a property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multi-family Participation Review Committee in Washington, D.C. (the "2530 Committee"). HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements. As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Management Company, an unconsolidated subsidiary of AIMCO, and NHP Incorporated (together "NHP") in years prior to their acquisition in December 1997 by AIMCO, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. In December 1998 and thereafter, AIMCO received approval of numerous 2530 applications and had no unresolved flags in the 2530 system as of March 31, 1999.

     NHP has received subpoenas from the HUD Inspector General requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project, and related matters. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by AIMCO to the HUD Inspector General relating to certain NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. AIMCO believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Although no action has been initiated against AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect AIMCO's ability to receive 2530 Clearances or otherwise have a material adverse effect on AIMCO's results of operations.

     AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. If HUD were to disapprove AIMCO as property manager for one or more affordable properties, AIMCO's ability to obtain property management revenues from additional properties subject to HUD regulation would be impaired.

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

HIGH PERFORMANCE UNITS

     In January 1998, AIMCO's operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High

Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period would have ended March 31, 1999, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per share.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

  Computer Hardware

     During 1997 and 1998, AIMCO identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when AIMCO merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year 2000 compliant system became fully functional for the entire Company.

     In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. AIMCO has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 85% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by June 30, 1999.

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

     In 1997, AIMCO determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, AIMCO implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.4 million. During 1998, AIMCO acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, AIMCO converts the existing property management and rent collection systems to AIMCO's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process is expected to be completed by June 30, 1999.

     The final software area is the office software and server operating systems. AIMCO has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by June 30, 1999.

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

     The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put AIMCO at risk financially or operationally. AIMCO intends to have a third-party conduct an audit of these systems and report their findings by June 30, 1999.

     Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999, AIMCO has evaluated approximately 86% of the operating equipment for Year 2000 compliance.

     The total cost incurred as of March 31, 1999 to replace or repair the operating equipment was approximately $70,000. AIMCO estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, and AIMCO expects to be completed by June 30, 1999.

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

     The Company had $209.6 million of variable rate debt outstanding at March 31, 1999, which represents 13.0% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $2.1 million on an annual basis.

     From time to time, the Company enters into interest rate lock agreements to obtain what the Company considers advantageous pricing for future anticipated debt issuances.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible. The Class K Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class K Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the three months ended March 31, 1999, 322,801 shares of Class A Common Stock were issued in exchange for Common OP Units.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report (1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
           3.1           -- Charter (Exhibit 3.1 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1998, is incorporated herein by
                            this reference)
           3.2           -- Bylaws
          10.1           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
          10.2           -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999
          10.3           -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.

     (b) Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed its Current Report on Form 8-K, dated January 21, 1999, relating to an increase in Apartment Investment and Management Company's measure of economic profitability and other financial indicators in the year ended 1998; its Current Report on Form 8-K, dated January 22, 1999, relating to Apartment Investment and Management Company's filing of a registration statement in connection with the proposed merger of Insignia Properties Trust with and into Apartment Investment and Management Company; its Current Report on Form 8-K, dated February 5, 1999, relating to certain financial statements of an acquired business and pro forma financial information; Amendment No. 1 on February 11, 1999 to its Current Report on Form 8-K, dated December 21, 1998, relating to the Company's acquiring certain real estate interests from Calhoun Beach Associates II Limited Partnership; Amendment No. 4 on February 11, 1999 to its Current Report on Form 8-K, dated November 2, 1998 relating to the Company's acquisition of certain multifamily residential properties and related interests; its Current Report on Form 8-K, dated February 18, 1999, relating to the sale of 5,000,000 shares of Class K Convertible Cumulative Preferred Stock of Apartment Investment and Management Company; and its Current Report on Form 8-K, dated February 26, 1999, relating to the merger of Insignia Properties Trust with and into Apartment Investment and Management Company.

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

                                            APARTMENT INVESTMENT AND
                                            MANAGEMENT COMPANY

                                            By:      /s/ TROY D. BUTTS

                                              ----------------------------------
                                                        Troy D. Butts
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

Date: May 14, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
           3.1           -- Charter (Exhibit 3.1 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1998, is incorporated herein by
                            this reference)
           3.2           -- Bylaws
          10.1           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
          10.2           -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999
          10.3           -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.