Form 10-Q/A
period 1999-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1999-06-24
CIK 922864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ---------------

                         Commission File Number 1-13232

                   APARTMENT INVESTMENT AND MANAGEMENT COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                         84-1259577
              --------                                         ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

        1873 S. Bellaire Street, Suite 1700, Denver, Colorado  80222-4348
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

The undersigned registrant hereby amends Part II, Item 6(a), entitled "Exhibits", of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to amend and refile Exhibit 3.2 and Exhibit 99.1.

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with this report (1):

             EXHIBIT
             NUMBER                             DESCRIPTION
             -------                            -----------
              2.1       --     Second Amended and Restated Agreement and Plan of
                               Merger, dated as of January 22, 1999, by and
                               between Apartment Investment and Management
                               Company and Insignia Properties Trust (Exhibit
                               2.2 to the Current Report on Form 8-K of Insignia
                               Properties Trust, dated February 11, 1999, is
                               incorporated herein by this reference)

              3.1       --     Charter (Exhibit 3.1 to AIMCO's Annual Report on
                               Form 10-K for the fiscal year 1998, is
                               incorporated herein by this reference)

              3.2       --     Bylaws

             10.1       --     Third Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of February 18,
                               1999 (Exhibit 10.12 to AIMCO's Annual Report on
                               Form 10-K for the fiscal year 1998, is
                               incorporated herein by this reference)

             10.2       --     Fourth Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of March 25,
                               1999 (previously filed)

             10.3       --     Fifth Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of March 26,
                               1999 (previously filed)

             27.1       --     Financial Data Schedule (previously filed)

             99.1       --     Agreement re:  disclosure of long-term debt
                               instruments

------------------

         (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.

(b)      Report on Form 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            APARTMENT INVESTMENT AND
                                            MANAGEMENT COMPANY



Date:  June 23, 1999                        By:   /s/   TROY D. BUTTS
                                               ---------------------------------
                                                        Troy D. Butts
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (duly authorized officer and
                                                principal financial officer)

                                  EXHIBIT INDEX(1)

             EXHIBIT
             NUMBER            DESCRIPTION
             -------           ------------
              2.1       --     Second Amended and Restated Agreement and Plan of
                               Merger, dated as of January 22, 1999, by and
                               between Apartment Investment and Management
                               Company and Insignia Properties Trust (Exhibit
                               2.2 to the Current Report on Form 8-K of Insignia
                               Properties Trust, dated February 11, 1999, is
                               incorporated herein by this reference)

              3.1       --     Charter (Exhibit 3.1 to AIMCO's Annual Report on
                               Form 10-K for the fiscal year 1998, is
                               incorporated herein by this reference)

              3.2       --     Bylaws

             10.1       --     Third Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of February 18,
                               1999 (Exhibit 10.12 to AIMCO's Annual Report on
                               Form 10-K for the fiscal year 1998, is
                               incorporated herein by this reference)

             10.2       --     Fourth Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of March 25,
                               1999 (previously filed)

             10.3       --     Fifth Amendment to the Third Amended and
                               Restated Agreement of Limited Partnership of
                               AIMCO Properties, L.P., dated as of March 26,
                               1999 (previously filed)

             27.1       --     Financial Data Schedule (previously filed)

             99.1       --     Agreement re:  disclosure of long-term debt
                               instruments


------------------

         (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.