Form 10-Q
period 1999-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1999-08-16
CIK 922864

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

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

       The number of shares of Class A Common Stock outstanding as of July 31,
                                1999: 65,120,767
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
            Consolidated Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998.....................................    3
            Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1999 and 1998 (unaudited)...........    4
            Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1999 and 1998 (unaudited)..................    5
            Notes to Consolidated Financial Statements (unaudited)......    6
ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   13
ITEM 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................   21

PART II.    OTHER INFORMATION
ITEM 1.     Legal Proceedings...........................................   22
ITEM 2.     Changes in Securities and Use of Proceeds...................   22
ITEM 4.     Submission of Matters to a Vote of Security Holders.........   23
ITEM 6.     Exhibits and Reports on Form 8-K............................   23
Signatures  ............................................................   24

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Real estate, net of accumulated depreciation of $291,755 and
  $228,880..................................................  $2,679,317     $2,573,718
Property held for sale......................................      10,625         27,304
Investments in unconsolidated real estate partnerships......   1,045,426        945,035
Investments in unconsolidated subsidiaries..................      46,698         62,244
Notes receivable from unconsolidated real estate
  partnerships..............................................      99,507        103,979
Notes receivable from and advances to unconsolidated
  subsidiaries..............................................     137,367        136,173
Cash and cash equivalents...................................      51,658         71,305
Restricted cash.............................................      54,267         55,826
Notes receivable............................................      20,027         33,708
Other assets................................................     255,798        258,993
                                                              ----------     ----------
Total assets................................................  $4,400,690     $4,268,285
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................  $1,185,219     $  843,791
Secured tax-exempt bond financing...........................     381,876        398,602
Unsecured short-term financing..............................          --        310,300
Secured short-term financing................................          --        108,022
                                                              ----------     ----------
          Total indebtedness................................   1,567,095      1,660,715
Accounts payable, accrued and other liabilities.............     181,472        208,300
Resident security deposits and prepaid rents................      13,475         12,654
                                                              ----------     ----------
          Total liabilities.................................   1,762,042      1,881,669
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Company-obligated mandatory redeemable convertible preferred
  securities of a subsidiary trust..........................     149,500        149,500
Minority interest in other entities.........................      83,471        185,705
Minority interest in operating partnership..................     132,252        148,847
Stockholders' equity
  Preferred Stock...........................................     641,250        792,468
  Class A Common Stock, $.01 par value, 475,937,500 shares
     and 484,027,500 shares authorized, 65,079,240 and
     48,451,388 shares issued and outstanding,
     respectively...........................................         651            485
  Additional paid-in capital................................   1,831,482      1,246,962
  Notes receivable on common stock purchases................     (51,273)       (49,658)
  Distributions in excess of earnings.......................    (148,685)       (87,693)
                                                              ----------     ----------
          Total stockholders' equity........................   2,273,425      1,902,564
                                                              ----------     ----------
Total liabilities and stockholders' equity..................  $4,400,690     $4,268,285
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           FOR THE               FOR THE
                                                        THREE MONTHS           SIX MONTHS
                                                            ENDED                 ENDED
                                                     -------------------   -------------------
                                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues.................  $116,237   $ 89,928   $228,823   $161,264
Property operating expenses........................   (45,095)   (33,334)   (88,265)   (59,643)
Owned property management expense..................    (3,500)    (2,581)    (7,002)    (4,713)
Depreciation.......................................   (27,827)   (20,312)   (54,939)   (34,289)
                                                     --------   --------   --------   --------
Income from property operations....................    39,815     33,701     78,617     62,619
                                                     --------   --------   --------   --------
SERVICE COMPANY BUSINESS:
Management fees and other income...................     7,536      4,741     16,092      9,562
Management and other expenses......................    (2,386)    (3,558)   (11,288)    (5,670)
                                                     --------   --------   --------   --------
Income from service company business...............     5,150      1,183      4,804      3,892
                                                     --------   --------   --------   --------
General and administrative expenses................    (2,860)    (2,129)    (6,550)    (4,103)
Interest expense...................................   (29,734)   (19,337)   (61,064)   (34,778)
Interest income....................................    11,575      5,274     21,942     11,350
Equity in earnings (losses) of unconsolidated real
  estate partnerships..............................     2,963     (4,028)     3,779     (4,681)
Equity in earnings (losses) of unconsolidated
  subsidiaries.....................................      (959)     1,541      1,413      5,609
Minority interest in other entities................       (15)        66         96       (516)
Amortization.......................................    (1,942)    (1,677)    (3,884)    (3,394)
                                                     --------   --------   --------   --------
Income from operations.............................    23,993     14,594     39,153     35,998
Gain on disposition of properties..................        --         --         15      2,526
                                                     --------   --------   --------   --------
Income before minority interest in operating
  partnership......................................    23,993     14,594     39,168     38,524
Minority interest in operating partnership.........      (876)      (974)    (2,095)    (3,262)
                                                     --------   --------   --------   --------
Net income.........................................  $ 23,117   $ 13,620   $ 37,073   $ 35,262
                                                     ========   ========   ========   ========
Net income attributable to preferred
  stockholders.....................................  $ 13,993   $  4,969   $ 27,613   $  8,650
                                                     --------   --------   --------   --------
Net income attributable to common stockholders.....  $  9,124   $  8,651   $  9,460   $ 26,612
                                                     ========   ========   ========   ========
COMPREHENSIVE INCOME:
Net income.........................................  $ 23,117   $ 13,620   $ 37,073   $ 35,262
Other comprehensive income:
          Net unrealized loss on investment in
            securities.............................        --      1,626         --      1,466
                                                     --------   --------   --------   --------
Comprehensive income...............................  $ 23,117   $ 15,246   $ 37,073   $ 36,728
                                                     ========   ========   ========   ========
Basic earnings per common share....................  $   0.15   $   0.19   $   0.16   $   0.62
                                                     ========   ========   ========   ========
Diluted earnings per common share..................  $   0.14   $   0.19   $   0.16   $   0.61
                                                     ========   ========   ========   ========
Weighted average common shares outstanding.........    62,323     45,298     59,396     43,206
                                                     ========   ========   ========   ========
Weighted average common shares and common share
  equivalents outstanding..........................    63,552     45,539     60,982     43,409
                                                     ========   ========   ========   ========
Dividends paid per common share....................    $0.625    $0.5625      $1.25     $1.125
                                                     ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  37,073    $  35,262
                                                              ---------    ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     67,095       38,666
    Gain on disposition of properties.......................        (15)      (2,526)
    Minority interest in operating partnership..............      2,095        3,262
    Minority interests in other entities....................        (96)         516
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................     (3,779)       4,681
    Equity in (earnings) of unconsolidated subsidiaries.....     (1,413)      (5,609)
    Changes in operating assets and operating liabilities...      2,767      (68,414)
                                                              ---------    ---------
        Total adjustments...................................     66,654      (29,424)
                                                              ---------    ---------
        Net cash provided by operating activities...........    103,727        5,838
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................    (32,366)     (30,405)
  Additions to real estate..................................    (48,088)     (28,652)
  Proceeds from sale of property held for sale..............     38,594       11,617
  Purchase of notes receivable, general limited partnerships
    interests and other assets..............................    (29,467)     (10,894)
  Purchase of/additions to notes receivable.................    (29,201)     (64,914)
  Proceeds from sale of notes receivable....................     17,788           --
  Proceeds from repayment of notes receivable...............     15,220       18,087
  Cash received in connection with acquisitions.............         --        4,492
  Cash paid for merger related costs........................    (14,743)          --
  Distributions from investments in real estate
    partnerships............................................     22,329           --
  Distributions from investments in unconsolidated
    subsidiaries............................................     18,393           --
                                                              ---------    ---------
        Net cash used in investing activities...............    (41,541)    (100,669)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............    248,014       32,284
  Principal repayments on secured notes payable.............    (18,768)     (51,582)
  Proceeds from secured tax-exempt bond financing...........     20,731           --
  Principal repayments on secured tax-exempt bond
    financing...............................................    (35,887)        (979)
  Repayments on secured short-term financing................     (4,522)     (19,099)
  Net borrowings (paydowns) on revolving credit
    facilities..............................................   (360,300)     100,913
  Payment of loan costs, including proceeds and costs from
    interest rate hedge.....................................     (9,423)      (6,659)
  Proceeds from issuances of Class A Common Stock...........         --        9,004
  Proceeds from issuances of Preferred Stock................    234,669      100,294
  Proceeds from exercises of employee stock options and
    warrants................................................      1,691        1,978
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................      3,183        5,730
  Repurchase of Class A common stock........................         --       (5,982)
  Payment of common stock dividends.........................    (73,361)     (46,672)
  Payment of distributions to minority interest.............    (17,827)      (6,283)
  Payment of preferred stock dividends......................    (70,033)      (5,884)
                                                              ---------    ---------
        Net cash (used in) provided by financing
        activities..........................................    (81,833)     107,063
                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (19,647)      12,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     71,305       37,088
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  51,658    $  49,320
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)
NOTE 1 -- ORGANIZATION

     Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P., (the "AIMCO operating partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 92% interest in the AIMCO operating partnership as of June 30, 1999. AIMCO-GP, Inc. is the sole general partner of the AIMCO operating partnership.

     At June 30, 1999, AIMCO had 65,079,240 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 5,419,504 Partnership Common Units ("Common OP Units") outstanding (excluding units held by the Company), for a combined total of 70,498,744 shares and Common OP Units outstanding.

     As of June 30, 1999, AIMCO:

     - owned or controlled 64,640 units in 241 apartment properties;

     - held an equity interest in 168,392 units in 887 apartment properties; and

     - managed 136,627 units in 909 apartment properties for third party owners and affiliates.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO operating partnership are generally not available to pay creditors of AIMCO or the AIMCO operating partnership.

     The accompanying unaudited consolidated financial statements of the Company as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The following notes to consolidated financial statements highlight significant changes to the notes included in the Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

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

NOTE 4 -- ACQUISITIONS

     During the six months ended June 30, 1999, in addition to the IPT Merger (see Note 3), the Company purchased nine apartment communities containing a total of 3,362 apartment units for a total purchase price of $120.6 million.

DATE ACQUIRED                   PROPERTY               LOCATION       NUMBER OF UNITS   PURCHASE PRICE
-------------                   --------               --------       ---------------   --------------
May 1999..............  Beach Lake                 Durham, NC                345        $ 15.0 million
May 1999..............  Briarwood                  Fayetteville, NC          274           8.3 million
May 1999..............  Hunters Creek              Cincinnati, OH            146           4.4 million
May 1999..............  Somerset Lakes             Indianapolis, IN          360          23.5 million
May 1999..............  Steeplechase               Loveland, OH              272          11.0 million
May 1999..............  Walden Village             Clarkson, GA              372          13.4 million
May 1999..............  Windgate Place             Charlotte, NC             196           6.9 million
May 1999..............  Woodfield Gardens          Charlotte, NC             132           3.5 million
May 1999..............  Lake Castleton             Indianapolis, IN        1,265          34.6 million
                                                                           -----        --------------
                                                                           3,362        $120.6 million
                                                                           =====        ==============

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

NOTE 6 -- DEBT

     In February 1999, the Company terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In separate loan transactions in February and March 1999, the Company incurred, in the aggregate, $125.4 million of long-term, fixed rate, fully amortizing notes payable. Each of the notes payable is individually secured by one of the 20 properties that was refinanced with no cross-collateralization. The Company used $8.2 million of the net proceeds from the borrowings to refinance existing notes payable, and $117.2 million of net proceeds from the borrowings to repay debt under the interim loan agreement with Lehman Brothers Inc.

     In the second quarter of 1999, the Company closed twelve mortgage loans totaling approximately $98.3 million with a weighted average interest rate of 6.85%. Each of the mortgage loans is individually secured by one of the twelve properties with no cross-collateralization. The Company used $25.6 million of the proceeds from such loans for new acquisitions (as described in Note 4), and $72.7 million to refinance existing debt.

     As of June 30, 1999, there were no amounts outstanding under the credit facility or the IPT credit agreement, and the Lehman Brothers Inc. interim loan agreement had been repaid in full. The amount available under the credit facilities at June 30, 1999 was $145.0 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 7 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At June 30, 1999 and December 31, 1998, the Company had the following classes of preferred stock outstanding:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Class B Cumulative Convertible Preferred Stock, $.01 par
  value, 750,000 shares authorized, 750,000 and 750,000
  shares issued and outstanding.............................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,400,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,200,000 shares authorized, 4,200,000 and 4,200,000
  shares issued and outstanding; dividends payable at 8.75%,
  per annum.................................................   105,000    105,000
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and 4,050,000
  shares issued and outstanding; dividends payable at
  9.375%, per annum.........................................   101,250    101,250
Class H Cumulative Preferred Stock, $.01 par value,
  2,000,000 shares authorized, 2,000,000 and 2,000,000
  shares issued and outstanding; dividends payable at 9.5%,
  per annum.................................................    50,000     50,000
Class J Cumulative Convertible Preferred Stock, $.01 par
  value, 1,250,000 shares authorized, no and 1,000,000
  shares issued and outstanding.............................        --    100,000
Class K Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class L Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class E Cumulative Convertible Preferred Stock, $.01 par
  value, 10,000,000 shares authorized, no and 8,423,658
  shares issued and outstanding.............................        --    301,218
                                                              --------   --------
                                                              $641,250   $792,468
                                                              ========   ========

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

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock"), in a public offering. The net proceeds of $120.6 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference),

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class K Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

     In May 1999, the Company notified the holders of the Class J Preferred Stock that the internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Stock into 2.5 million shares of Class A Common Stock.

     In May 1999, AIMCO issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private offering. The proceeds of $125.0 million were used to repay certain indebtedness and for working capital. For three years, the holder of the Class L Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. The Class L Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of Class A Common Stock, the holder of the Class L Preferred Stock is entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 8 -- EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the six and three months ended June 30, 1999 and 1998 (in thousands, except per share data):

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
NUMERATOR:
Net income..................................................    $ 37,073          $35,262
Preferred stock dividends...................................     (27,613)          (8,650)
                                                                --------          -------
Numerator for basic and diluted earnings per share  --income
  attributable to common stockholders.......................    $  9,460          $26,612
                                                                ========          =======
DENOMINATOR:
Denominator for basic earnings per share -- weighted average
  number of shares of common stock outstanding..............      59,396           43,206
                                                                --------          -------
Effect of dilutive securities:
  Class E Preferred Stock...................................         655               --
  Employee stock options....................................         622              203
  Warrants..................................................         309               --
                                                                --------          -------
  Dilutive potential common shares..........................       1,586              203
                                                                --------          -------
Denominator for dilutive earnings per share.................      60,982           43,409
                                                                ========          =======
Basic earnings per common share:
  Operations................................................    $   0.16          $  0.56
  Gain on disposition of properties.........................          --             0.06
                                                                --------          -------
          Total.............................................    $   0.16          $  0.62
                                                                ========          =======
Diluted earnings per common share:
  Operations................................................    $   0.16          $  0.55
  Gain on disposition of properties.........................          --             0.06
                                                                --------          -------
          Total.............................................    $   0.16          $  0.61
                                                                ========          =======

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                                  THREE            THREE
                                                                 MONTHS           MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
NUMERATOR:
Net income..................................................    $ 23,117          $13,620
Preferred stock dividends...................................     (13,993)          (4,969)
                                                                --------          -------
Numerator for basic and diluted earnings per share  --income
  attributable to common stockholders.......................    $  9,124          $ 8,651
                                                                ========          =======
DENOMINATOR:
Denominator for basic earnings per share -- weighted average
  number of shares of common stock outstanding..............      62,323           45,298
                                                                --------          -------
Effect of dilutive securities:
  Employee stock options....................................         915              241
  Warrants..................................................         314               --
                                                                --------          -------
  Dilutive potential common shares..........................       1,229              241
                                                                --------          -------
Denominator for dilutive earnings per share.................      63,552           45,539
                                                                ========          =======
Basic earnings per common share:
  Operations................................................    $   0.15          $  0.19
  Gain on disposition of properties.........................          --               --
                                                                --------          -------
          Total.............................................    $   0.15          $  0.19
                                                                ========          =======
Diluted earnings per common share:
  Operations................................................    $   0.14          $  0.19
  Gain on disposition of properties.........................          --               --
                                                                --------          -------
          Total.............................................    $   0.14          $  0.19
                                                                ========          =======

NOTE 9 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during the three months ended June 30, 1999 or June 30, 1998.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of June 30, 1999, the Company owned or managed 369,659 apartment units, comprised of 64,640 units in 241 apartment communities owned or controlled by the Company (the "Owned Properties"), 168,392 units in 887 apartment communities in which the Company has an equity interest (the "Equity Properties") and 136,627 units in 909 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 49 states, the District of Columbia and Puerto Rico.

     The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including the failure of acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's election to be subject to tax as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     NET INCOME

     The Company recognized net income of $37.1 million for the six months ended June 30, 1999, compared to $35.3 million for the six months ended June 30, 1998. The increase in net income of $1.8 million, or 5.1%, was primarily the result of the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and Insignia Properties Trust ("IPT"), and the purchase of thirty properties during 1998 and nine properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $228.8 million for the six months ended June 30, 1999, compared to $161.3 million for the six months ended June 30, 1998, an increase of $67.5 million, or 41.8%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $88.3 million for the six months ended June 30, 1999, compared to $59.6 million for the six months ended June 30, 1998, an increase of $28.7 million or 48.2%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT.

SERVICE COMPANY BUSINESS

     The Company's share of income from the service company business was $4.8 million for the six months ended June 30, 1999, compared to $3.9 million for the six months ended June 30, 1998. The increase in service company business income of $0.9 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $4.1 million for the six months ended June 30, 1998 to $6.6 million for the six months ended June 30, 1999, a 61.0% increase. The increase of $2.5 million is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998 and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $61.1 million for the six months ended June 30, 1999, compared to $34.8 million for the six months ended June 30, 1998, an increase of $26.3 million, or 75.6%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $21.9 million for the six months ended June 30, 1999, compared to $11.4 million for the six months ended June 30, 1998. The increase of $10.5 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with IPT.

  Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     NET INCOME

     The Company recognized net income of $23.1 million for the three months ended June 30, 1999, compared to $13.6 million for the three months ended June 30, 1998. The increase in net income of $9.5 million, or 69.8%, was primarily the result of the acquisitions of Insignia, Ambassador, and IPT, and the purchase of thirty properties during 1998 and nine properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $116.2 million for the three months ended June 30, 1999, compared to $89.9 million for the three months ended June 30, 1998, an increase of $26.3 million, or 29.3%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $45.1 million for the three months ended June 30, 1999, compared to $33.3 million for the three months ended June 30, 1998, an increase of $11.8 million or 35.4%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT.

SERVICE COMPANY BUSINESS

     Income from the service company business was $5.2 million for the three months ended June 30, 1999, compared to $1.2 million for the three months ended June 30, 1998. The increase in service company business income of $4.0 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.1 million for the three months ended June 30, 1998 to $2.9 million for the three months ended June 30, 1999, a 38.1% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998, and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $29.7 million for the three months ended June 30, 1999, compared to $19.3 million for the three months ended June 30, 1998, an increase of $10.4 million, or 53.9%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $11.6 million for the three months ended June 30, 1999, compared to $5.3 million for the three months ended June 30, 1998. The increase of $6.3 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with IPT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers and refinancings of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of June 30, 1999, the Company had $1,143 million of securities available and the AIMCO operating partnership had $500 million of securities available from this registration statement.

     At June 30, 1999, the Company had $51.7 million in cash and cash equivalents. In addition, the Company had $54.3 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO operating partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

     In the second quarter of 1999, the Company closed twelve mortgage loans totaling approximately $98.3 million with a weighted average interest rate of 6.85%. Each of the mortgage loans is individually secured by one of the twelve properties with no cross-collateralization. The Company used $25.6 million of the proceeds from such loans for new acquisitions, and $72.7 million to refinance existing debt.

     As of June 30, 1999, there were no amounts outstanding under the credit facility or the IPT credit agreement, and the Lehman Brothers, Inc. interim loan agreement had been repaid in full. The amount available under the credit facilities at June 30, 1999 was $145.0 million.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 1999, the Company made separate offers to the limited partners of 247 partnerships to acquire their limited partnership interests. The Company committed to acquire approximately $69.0 million (including transaction costs) of limited partnership interests pursuant to the offers.

     In May 1999, the Company met the 12.5% internal rate of return threshold and converted $100 million of convertible preferred stock into 2.5 million shares of Class A Common Stock at $40 per share.

     In May 1999, the Company issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private transaction. The proceeds of $125.0 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class L Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. The Class L Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company may be made to any holders of Class A Common Stock, the holders of the Class L Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

CAPITAL EXPENDITURES

     For the six months ended June 30, 1999, the Company spent $19.3 million for Capital Replacements (expenditures for routine maintenance of a property), $4.5 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $24.3 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

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

     For the three months and six months ended June 30, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                    THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                        ENDED           ENDED           ENDED           ENDED
                                    JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                    -------------   -------------   -------------   -------------
Income before minority interest in
  operating partnership...........     $23,993         $14,594        $ 39,168         $38,524
  Gain on disposition of
     properties...................          --              --             (15)         (2,526)
  Real estate depreciation, net of
     minority interest............      26,713          19,644          52,413          32,423
  Real estate depreciation related
     to unconsolidated entities...      23,641           5,938          44,756           9,131
  Amortization of goodwill........       2,309           2,338           4,911           4,727
  Amortization of recoverable
     amount of management
     contracts....................      10,399           1,709          20,796           3,088
  Deferred taxes charged
     (benefit)....................        (659)          3,982           1,797           4,291
  Preferred stock dividends.......      (8,142)         (3,647)        (18,489)         (6,001)
  Preferred OP Unit
     distributions................        (180)             --          (1,038)             --
                                       -------         -------        --------         -------
  Funds From Operations (FFO).....     $78,074         $44,558        $144,299         $83,657
                                       =======         =======        ========         =======
  Weighted average number of
     common shares, common share
     equivalents and OP Units
     outstanding:
     Common stock and common stock
       equivalents................      71,909          48,002          66,392          45,872
     OP Units.....................       5,621           5,861           6,964           5,606
                                       -------         -------        --------         -------
                                        77,530          53,863          73,356          51,478
                                       =======         =======        ========         =======

     For the six months ended June 30, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                                1999       1998
                                                              --------   ---------
Cash flow provided by operating activities..................  $103,727   $   5,838
Cash flow used in investing activities......................   (41,541)   (100,669)
Cash flow (used in) provided by financing activities........   (81,833)    107,063

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

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operation and program are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

  Computer Hardware

     During 1997 and 1998, AIMCO identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when the Company merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year 2000 compliant system became fully functional for the entire Company.

     In October 1998, the Company merged with Insignia. In April 1999, the Company embarked on a data center consolidation project that unifies the Company's and Insignia's core financial systems under one Year 2000 compliant system. The estimated completion date for this project is October 1999.

     In connection with the data center consolidation, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the operating system.

  Computer Software

     The Company utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

     In 1997, when the Company merged with NHP, the core financial system used by NHP was Year 2000 compliant. During 1998, the Company integrated all of its core financial systems to this compliant system for general ledger and financial reporting purposes.

     The data center consolidation project will also unify the core computer software applications of the Company and those acquired in the merger with Insignia.

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.5 million. During 1998, the Company acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process was completed in June 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are expected to be upgraded to be Year 2000 compliant by September 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the operating system.

  Operating Equipment

     The Company has operating equipment, primarily at the property sites, which is being evaluated for Year 2000 compliance. In September 1997, the Company began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example, elevators, heating, ventilating and air conditioning systems, security and alarm systems, etc.). The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Company at risk financially or operationally.

     A pre-assessment of the Company's properties has indicated no Year 2000 issues. A complete, formal assessment of all properties is in process and will be completed in September 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

     The total cost incurred as of June 30, 1999 to replace or repair the operating equipment was approximately $70,000. The Company estimates the cost to replace or repair any remaining operating equipment is approximately $125,000, and the Company expects the replacement and repairs to be completed by September 30, 1999.

     The Company continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

 Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before the end of the third quarter 1999. The Company has updated data transmission standards with two of the three financial institutions. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

  Costs to Address Year 2000

     The total cost of the Company's Year 2000 project is estimated at $3.4 million and is being funded from operating cash flows. To date, the Company has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $100,000 relates to repair of hardware and software and will be expensed as incurred.

  Risks Associated with the Year 2000

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include failure of operation of elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such an event would be annoying to residents, it is not business critical.

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

     The Company had $31.7 million of variable rate debt outstanding at June 30, 1999, which represents 2.0% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $0.3 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

HUD APPROVALS AND ENFORCEMENT

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyer Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 1999, the Company met the 12.5% internal rate of return threshold and converted $100 million of convertible preferred stock into 2.5 million shares of Class A Common Stock at $40 per share.

     In May 1999, AIMCO issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private offering. The proceeds of $125.0 million were used to repay certain indebtedness and for working capital. For three years, the holder of the Class L Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. The Class L Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of Class A Common Stock, the holder of the Class L Preferred Stock is entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the three months ended June 30, 1999, 590,867 shares of Class A Common Stock were issued in exchange for Common OP Units.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     THE COMPANY HELD ITS ANNUAL MEETING OF STOCKHOLDERS ON APRIL 22, 1999. AT THE MEETING, THE STOCKHOLDERS APPROVED THE PROPOSALS SET FORTH BELOW:

     1. Proposal to elect six directors, for a term for one year each, until the next annual meeting of stockholders and until their successors are elected and qualify

                      VOTES FOR                        VOTES AGAINST    INSTRUCTED    BROKER NON VOTES
                      ---------                        -------------    ----------    ----------------
52,207,279...........................................     53,265         115,835             0

                          VOTES CAST FOR EACH DIRECTOR

                                                                VOTES       VOTES
                                                                 FOR       WITHHELD
                                                              ----------   --------
Terry Considine.............................................  52,271,762   104,617
Peter K. Kompaniez..........................................  52,207,279   169,100
Richard S. Ellwood..........................................  52,320,694    55,685
J. Landis Martin............................................  52,323,114    53,265
Thomas L. Rhodes............................................  52,276,727    99,652
John D. Smith...............................................  52,319,987    56,392

     2. Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the fiscal year ending December 31, 1999:

                      VOTES FOR                        VOTES AGAINST   ABSTENTIONS   BROKER NON VOTES
                      ---------                        -------------   -----------   ----------------
52,044,680...........................................     196,202        135,496            1

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report (1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1.......... -- Charter
           3.2.......... -- Bylaws (Exhibit 3.2 to AIMCO's Quarterly Report on Form
                         10-Q/A for the quarterly period ending March 31, 1999 is
                            incorporated herein by this reference)
          10.1.......... -- Sixth Amendment to the Third Amended and Restated
                         Agreement of Limited Partnership of AIMCO Properties, L.P.,
                            dated as of March 26, 1999
          27.1.......... -- Financial Data Schedule
          99.1.......... -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed its Current Report on Form 8-K, dated April 19, 1999, relating to an increase in Apartment Investment and Management Company's measure of economic profitability and other financial indicators for the quarter ended March 31, 1999; its Current Report on Form 8-K, dated April 22, 1999, relating to an increase in Apartment Investment and Management Company's measure of economic profitability and other financial indicators for the quarter ended March 31, 1999; and its Current Report on Form 8-K, dated June 2, 1999, relating to Apartment Investment and Management Company's sale of $125 million of newly issued Class L Convertible Cumulative Preferred Stock in a private transaction.

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

Date: August 16, 1999

                                EXHIBIT INDEX(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1.......... -- Charter
           3.2.......... -- Bylaws (Exhibit 3.2 to AIMCO's Quarterly Report on Form
                            10-Q/A for the quarterly period ending March 31, 1999 is
                            incorporated herein by this reference)
          10.1.......... -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties, L.P.,
                            dated as of March 26, 1999
          27.1.......... -- Financial Data Schedule
          99.1.......... -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.