Form 10-Q
period 1999-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 1999-11-15
CIK 922864

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                         COMMISSION FILE NUMBER 1-13232

                             ---------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                       84-1259577
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                        Identification No.)
    1873 S. BELLAIRE STREET, SUITE 1700,                         80222-4348
              DENVER, COLORADO                                   (Zip Code)
  (Address of principal executive offices)

                                 (303) 757-8101
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             ---------------------

     The number of shares of Class A Common Stock outstanding as of October 31, 1999: 66,762,742

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998...........................    3
           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1999 and 1998 (unaudited)........    4
           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998 (unaudited)...............    5
           Notes to Consolidated Financial Statements (unaudited)......    6
ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14
ITEM 3.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................   22

PART II    OTHER INFORMATION
ITEM 2.    Changes in Securities and Use of Proceeds...................   23
ITEM 6.    Exhibits and Reports on Form 8-K............................   23
Signatures.............................................................   25

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Real estate, net of accumulated depreciation of $319,756 and
$228,880....................................................   $2,757,218      $2,573,718
Property held for sale......................................        4,146          27,304
Investments in unconsolidated real estate partnerships......    1,065,922         945,035
Investments in unconsolidated subsidiaries..................       46,781          62,244
Notes receivable from unconsolidated real estate
  partnerships..............................................      105,925         103,979
Notes receivable from and advances to unconsolidated
  subsidiaries..............................................      140,588         136,173
Cash and cash equivalents...................................       56,203          71,305
Restricted cash.............................................       54,098          55,826
Notes receivable............................................       19,429          33,708
Other assets................................................      256,858         258,993
                                                               ----------      ----------
          Total assets......................................   $4,507,168      $4,268,285
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................   $1,189,187      $  843,791
Secured tax-exempt bond financing...........................      392,001         398,602
Unsecured short-term financing..............................      111,700         310,300
Secured short-term financing................................           --         108,022
                                                               ----------      ----------
          Total indebtedness................................    1,692,888       1,660,715
Accounts payable, accrued and other liabilities.............      142,532         208,300
Resident security deposits and prepaid rents................       13,461          12,654
                                                               ----------      ----------
          Total liabilities.................................    1,848,881       1,881,669
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Company-obligated mandatory redeemable convertible preferred
  securities of a subsidiary trust..........................      149,500         149,500
Minority interest in other entities.........................       78,750         185,705
Minority interest in operating partnership..................      132,688         148,847
Stockholders' equity
  Preferred Stock...........................................      641,250         792,468
  Class A Common Stock, $.01 par value, 475,937,500 shares
     and 484,027,500 shares authorized, 66,743,869 and
     48,451,388 shares issued and outstanding,
     respectively...........................................          667             485
  Additional paid-in capital................................    1,888,613       1,246,962
  Notes receivable on common stock purchases................      (50,967)        (49,658)
  Distributions in excess of earnings.......................     (182,214)        (87,693)
                                                               ----------      ----------
          Total stockholders' equity........................    2,297,349       1,902,564
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $4,507,168      $4,268,285
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
RENTAL PROPERTY OPERATIONS:
  Rental and other property revenues......    $120,398        $104,436        $ 349,221       $ 265,700
  Property operating expenses.............     (48,366)        (41,957)        (136,631)       (101,600)
  Owned property management expense.......      (3,437)         (3,033)         (10,439)         (7,746)
  Depreciation............................     (28,139)        (25,503)         (83,078)        (59,792)
                                              --------        --------        ---------       ---------
  Income from property operations.........      40,456          33,943          119,073          96,562
                                              --------        --------        ---------       ---------
SERVICE COMPANY BUSINESS:
  Management fees and other income........      10,280           4,406           26,372          13,968
  Management and other expenses...........     (14,595)         (2,631)         (25,883)         (8,300)
                                              --------        --------        ---------       ---------
  Income (loss) from service company
     business.............................      (4,315)          1,775              489           5,668
                                              --------        --------        ---------       ---------
  General and administrative expenses.....      (3,772)         (3,341)         (10,322)         (7,444)
  Interest expense........................     (31,322)        (21,978)         (92,386)        (56,756)
  Interest income.........................      18,445           6,894           40,387          18,244
  Equity in earnings (losses) of
     unconsolidated real estate
     partnerships.........................       1,606            (396)           5,385          (5,078)
  Equity in earnings of unconsolidated
     subsidiaries.........................         416           2,804            1,829           8,413
  Minority interest in other entities.....           2            (536)              98          (1,052)
  Amortization............................      (1,942)         (1,677)          (5,826)         (5,071)
                                              --------        --------        ---------       ---------
  Income from operations..................      19,574          17,488           58,727          53,486
  Gain on disposition of properties.......         315             257              330           2,783
                                              --------        --------        ---------       ---------
  Income before minority interest in
     operating partnership................      19,889          17,745           59,057          56,269
  Minority interest in operating
     partnership..........................        (402)         (1,163)          (2,497)         (4,425)
                                              --------        --------        ---------       ---------
  Net income..............................    $ 19,487        $ 16,582        $  56,560       $  51,844
                                              ========        ========        =========       =========
  Net income attributable to preferred
     stockholders.........................    $ 14,636        $  7,670        $  42,249       $  16,320
                                              --------        --------        ---------       ---------
  Net income attributable to common
     stockholders.........................    $  4,851        $  8,912        $  14,311       $  35,524
                                              ========        ========        =========       =========
  Basic earnings per common share.........    $   0.08        $   0.19        $    0.23       $    0.80
                                              ========        ========        =========       =========
  Diluted earnings per common share.......    $   0.07        $   0.19        $    0.23       $    0.79
                                              ========        ========        =========       =========
  Weighted average common shares
     outstanding..........................      64,370          47,062           61,054          44,562
                                              ========        ========        =========       =========
  Weighted average common shares and
     common share equivalents
     outstanding..........................      65,451          47,403           62,472          44,765
                                              ========        ========        =========       =========
  Dividends paid per common share.........    $  0.625        $ 0.5625        $   1.875       $   1.125
                                              ========        ========        =========       =========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE NINE
                                                                      MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $  56,560       $  51,844
                                                                ---------       ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      101,066          67,344
    Gain on disposition of properties.......................         (330)         (2,783)
    Minority interest in operating partnership..............        2,497           4,425
    Minority interest in other entities.....................          (98)          1,052
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................       (5,385)          5,078
    Equity in earnings of unconsolidated subsidiaries.......       (1,829)         (8,413)
    Changes in operating assets and operating liabilities...       10,248         (67,722)
                                                                ---------       ---------
        Total adjustments...................................     (106,169)         (1,019)
                                                                ---------       ---------
        Net cash provided by operating activities...........      162,729          50,825
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................      (88,742)        (63,839)
  Additions to real estate..................................      (75,496)        (49,864)
  Proceeds from sale of property held for sale..............       44,084          19,627
  Purchase of notes receivable, general and limited
    partnership interests and other assets..................     (124,607)        (27,016)
  Purchase of/additions to notes receivable.................      (44,718)        (72,445)
  Proceeds from sale of notes receivable....................       17,788              --
  Proceeds from repayment of notes receivable...............       22,433          21,562
  Cash received in connection with acquisitions.............        1,455           4,492
  Cash paid for merger related costs........................      (17,949)             --
  Distributions received from investments in real estate
    partnerships............................................       58,297             513
  Distributions from (contributions to) investments in
    unconsolidated subsidiaries.............................       18,393         (13,032)
  Purchase of investments held for sale.....................           --          (4,935)
  Redemption of common OP units.............................                         (516)
                                                                ---------       ---------
        Net cash used in investing activities...............     (189,062)       (185,453)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............      248,126          44,252
  Principal repayments on secured notes payable.............      (24,555)        (56,262)
  Proceeds from secured tax-exempt bond financing...........       20,731              --
  Principal repayments on secured tax-exempt bond
    financing...............................................      (38,527)         (1,436)
  Repayments on secured short-term financing................       (4,522)        (30,693)
  Net borrowings (paydowns) on revolving credit
    facilities..............................................     (248,600)         33,237
  Payment of loan costs, including proceeds and costs from
    interest rate hedge.....................................      (13,360)         (5,727)
  Proceeds from issuance of common and preferred stock,
    exercise of options/warrants............................      291,188         253,239
  Repurchase of Class A Common Stock........................           --         (10,972)
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................        4,444           8,084
  Payment of common stock dividends.........................     (113,371)        (73,322)
  Payment of distributions to minority interest.............      (27,285)        (10,251)
  Payment of preferred stock dividends......................      (83,038)        (10,916)
  Proceeds from issuance of High Performance Units..........           --           1,988
                                                                ---------       ---------
        Net cash provided by financing activities...........       11,231         141,221
                                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (15,102)          6,593
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       71,305          37,088
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  56,203       $  43,681
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and, together with its subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P., (the "AIMCO operating partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 92% interest in the AIMCO operating partnership as of September 30, 1999. AIMCO-GP, Inc. is the sole general partner of the AIMCO operating partnership.

     At September 30, 1999, AIMCO had 66,743,869 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 5,519,433 Partnership Common Units ("Common OP Units") outstanding (excluding units held by the Company), for a combined total of 72,263,302 shares and Common OP Units outstanding.

     As of September 30, 1999, AIMCO:

     - owned or controlled 65,546 units in 240 apartment properties;

     - held an equity interest in 167,165 units in 880 apartment properties; and

     - managed 130,107 units in 865 apartment properties for third party owners and affiliates.

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

     The accompanying unaudited consolidated financial statements of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The following notes to consolidated financial statements highlight significant changes to the notes included in the Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

     As of September 30, 1999 and 1998, respectively, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") had no impact on the Company's net income or shareholders' equity.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

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

NOTE 4 -- ACQUISITIONS

     During the nine months ended September 30, 1999, in addition to the IPT Merger (see Note 3), the Company purchased twelve apartment communities containing a total of 4,452 apartment units for a total purchase price of $166.7 million.

DATE ACQUIRED                   PROPERTY             LOCATION       NUMBER OF UNITS   PURCHASE PRICE
-------------                   --------             --------       ---------------   --------------
May 1999..................  Beach Lake           Durham, NC                345        $ 15.0 million
May 1999..................  Briarwood            Fayetteville, NC          274           8.3 million
May 1999..................  Hunters Creek        Cincinnati, OH            146           4.4 million
May 1999..................  Somerset Lakes       Indianapolis, IN          360          23.5 million
May 1999..................  Steeplechase         Loveland, OH              272          11.0 million
May 1999..................  Walden Village       Clarkson, GA              372          13.4 million
May 1999..................  Windgate Place       Charlotte, NC             196           6.9 million
May 1999..................  Woodfield Gardens    Charlotte, NC             132           3.5 million
May 1999..................  Lake Castleton       Indianapolis, IN        1,265          34.6 million
July 1999.................  Marbella             Miami, FL                 504          19.4 million
July 1999.................  Bellavista           Miami, FL                 352          15.3 million
August 1999...............  Cameron Villas       Orlando, FL               234          11.4 million
                                                                         -----        --------------
                                                                         4,452        $166.7 million
                                                                         =====        ==============

NOTE 5 -- INTEREST INCOME RECOGNITION FOR NOTES RECEIVABLE

     The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes").

     As of September 30, 1999, the Company held $193.1 million of par value notes, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the three and nine months ended September 30, 1999, totaled $4.2 million and $12.5 million, respectively.

     As of September 30, 1999, the Company held discounted notes, including accrued interest, with a carrying value of $57.0 million. The total face value plus accrued interest of these notes was $159.2 million. In general, interest income from the discounted notes is not recognized as it is earned because the timing and amounts of cash flows are not probable and estimable.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and nine months ended September 30, 1999, the Company recognized deferred interest income and discounts of approximately $10.8 million ($0.17 per basic and diluted share) and $15.1 million ($0.25 per basic and $0.24 per diluted share), respectively.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

  Environmental

     Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

NOTE 7 -- DEBT

     In February 1999, the Company terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     During the nine months ended September 30, 1999, the Company closed $181.5 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 6.9%. Each of the notes is individually secured by one of twenty-six properties with no cross-collateralization. The Company used the net proceeds totaling $176.3 million after transaction costs to repay existing debt. During the nine months ended September 30, 1999, the Company has also assumed $55.7 million of long-term fixed rate, fully amortizing notes payables with a weighted average interest rate of 7.8% in connection with the acquisition of properties. Each of the notes is individually secured by one of three properties with no cross-collateralization.

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank comprised of a total of nine lender participants. The obligations under the new credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 1999 was 7.95%. The amount available under the credit facility at September 30, 1999 was $188.3 million.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 8 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At September 30, 1999 and December 31, 1998, the Company had the following classes of preferred stock outstanding:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Class B Cumulative Convertible Preferred Stock, $.01 par
value, 750,000 shares authorized, 750,000 and 750,000 shares
issued and outstanding......................................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,400,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,200,000 shares authorized, 4,200,000 and 4,200,000
  shares issued and outstanding; dividends payable at 8.75%,
  per annum.................................................   105,000    105,000
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and 4,050,000
  shares issued and outstanding; dividends payable at
  9.375%, per annum.........................................   101,250    101,250
Class H Cumulative Preferred Stock, $.01 par value,
  2,000,000 shares authorized, 2,000,000 and 2,000,000
  shares issued and outstanding; dividends payable at 9.5%,
  per annum.................................................    50,000     50,000
Class J Cumulative Convertible Preferred Stock, $.01 par
  value, 1,250,000 shares authorized, no and 1,000,000
  shares issued and outstanding.............................        --    100,000
Class K Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class L Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class E Cumulative Convertible Preferred Stock, $.01 par
  value, 10,000,000 shares authorized, no and 8,423,658
  shares issued and outstanding.............................        --    301,218
                                                              --------   --------
                                                              $641,250   $792,468
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

  Common Stock

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors who are existing shareholders. The net proceeds of approximately $54.6 million were used to repay outstanding indebtedness under the new credit facility.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 9 -- EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the nine and three months ended September 30, 1999 and 1998 (in thousands, except per share data):

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                              ------------------   ------------------
NUMERATOR:
  Net income................................................       $ 56,560             $ 51,844
  Preferred stock dividends.................................        (42,249)             (16,320)
                                                                   --------             --------
  Numerator for basic and diluted earnings per
     share -- income attributable to common stockholders....       $ 14,311             $ 35,524
                                                                   ========             ========
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average number of shares of common stock outstanding...         61,054               44,562
  Effect of dilutive securities:
  Dilutive potential common shares, options and warrants....          1,418                  203
                                                                   --------             --------
  Denominator for dilutive earnings per share...............         62,472               44,765
                                                                   ========             ========
  Basic earnings per common share:
     Operations.............................................       $   0.23             $   0.74
     Gain on disposition of properties......................             --                 0.06
                                                                   --------             --------
          Total.............................................       $   0.23             $   0.80
                                                                   ========             ========
  Diluted earnings per common share:
     Operations.............................................       $   0.22             $   0.73
     Gain on disposition of properties......................           0.01                 0.06
                                                                   --------             --------
          Total.............................................       $   0.23             $   0.79
                                                                   ========             ========

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                            ------------------   ------------------
NUMERATOR:
  Net income..............................................       $ 19,487             $16,582
  Preferred stock dividends...............................        (14,636)             (7,670)
                                                                 --------             -------
  Numerator for basic and diluted earnings per
     share -- income attributable to common
     stockholders.........................................       $  4,851             $ 8,912
                                                                 ========             =======
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average number of shares of common stock
     outstanding..........................................         64,370              47,062
  Effect of dilutive securities:
  Dilutive potential common shares, options and
     warrants.............................................          1,081                 341
                                                                 --------             -------
  Denominator for dilutive earnings per share.............         65,451              47,403
                                                                 ========             =======
  Basic earnings per common share:
     Operations...........................................       $   0.08             $  0.18
     Gain on disposition of properties....................             --                0.01
                                                                 --------             -------
          Total...........................................       $   0.08             $  0.19
                                                                 ========             =======
  Diluted earnings per common share:
     Operations...........................................       $   0.07             $  0.18
     Gain on disposition of properties....................             --                0.01
                                                                 --------             -------
          Total...........................................       $   0.07             $  0.19
                                                                 ========             =======

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 10 -- INDUSTRY SEGMENTS

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

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during the three months ended September 30, 1999 or September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of September 30, 1999, the Company owned or managed 362,818 apartment units, comprised of 65,546 units in 240 apartment communities owned or controlled by the Company (the "Owned Properties"), 167,165 units in 880 apartment communities in which the Company has an equity interest (the "Equity Properties") and 130,107 units in 865 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS

  Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     Net Income

     The Company recognized net income of $56.6 million for the nine months ended September 30, 1999, compared to $51.8 million for the nine months ended September 30, 1998. The increase in net income of $4.8 million, or 9.3%, was primarily the result of the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and Insignia Properties Trust ("IPT"), and the purchase of thirty properties during 1998 and twelve properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $349.2 million for the nine months ended September 30, 1999, compared to $265.7 million for the nine months ended September 30, 1998, an increase of $83.5 million, or 31.4%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT, and the purchase of thirty properties during 1998 and twelve properties during 1999.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $136.6 million for the nine months ended September 30, 1999, compared to $101.6 million for the nine months ended September 30, 1998, an increase of $35.0 million or 34.4%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT, and the purchase of thirty properties during 1998 and twelve properties during 1999.

SERVICE COMPANY BUSINESS

     The Company's share of income from the service company business was $0.5 million for the nine months ended September 30, 1999, compared to $5.7 million for the nine months ended September 30, 1998. The decrease in service company business income of $5.2 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $7.4 million for the nine months ended September 30, 1998 to $10.3 million for the nine months ended September 30, 1999, a 39.2% increase. The increase of $2.9 million is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998 and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $92.4 million for the nine months ended September 30, 1999, compared to $56.8 million for the nine months ended September 30, 1998, an increase of $35.6 million, or 62.7%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $40.4 million for the nine months ended September 30, 1999, compared to $18.2 million for the nine months ended September 30, 1998, an increase of $22.2 million. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $15.1 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discount for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other interest earned on both the par value and discounted notes made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with Insignia and IPT.

  Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended
  September 30, 1998

     NET INCOME

     The Company recognized net income of $19.5 million for the three months ended September 30, 1999, compared to $16.6 million for the three months ended September 30, 1998. The increase in net income of $2.9 million, or 17.5%, was primarily the result of the acquisitions of Insignia, Ambassador, and IPT, and the purchase of thirty properties during 1998 and twelve properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $120.4 million for the three months ended September 30, 1999, compared to $104.4 million for the three months ended

September 30, 1998, an increase of $16.0 million, or 15.3%. The increase in rental and other property revenues was primarily due to the acquisitions of Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $48.4 million for the three months ended September 30, 1999, compared to $42.0 million for the three months ended September 30, 1998, an increase of $6.4 million or 15.2%. The increase in property operating expenses was primarily due to the acquisitions of Insignia and IPT.

SERVICE COMPANY BUSINESS

     Loss from the service company business was $4.3 million for the three months ended September 30, 1999, compared to income of $1.8 million for the three months ended September 30, 1998. The decrease in service company business of $6.1 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $3.3 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999, a 15.2% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998, and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $31.3 million for the three months ended September 30, 1999, compared to $22.0 million for the three months ended September 30, 1998, an increase of $9.3 million, or 42.3%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $18.4 million for the three months ended September 30, 1999, compared to $6.9 million for the three months ended September 30, 1998, an increase of $11.5 million. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $10.8 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discount for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other interest earned on both the par value and discounted notes made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with Insignia and IPT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers and refinancings of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of September 30, 1999, the Company had $1,088 million of securities available and the AIMCO operating partnership had $500 million of securities available from this registration statement.

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank comprised of a total of nine lender participants. The obligations under the new credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 1999 was 7.95%. The amount available under the credit facility at September 30, 1999 was $188.3 million.

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors who are existing shareholders. The net proceeds of approximately $54.6 million were used to repay outstanding indebtedness under the new credit facility.

     At September 30, 1999, the Company had $56.2 million in cash and cash equivalents. In addition, the Company had $54.1 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO operating partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 1999, the Company made separate offers to the limited partners of 484 partnerships to acquire their limited partnership interests. The Company purchased approximately $140.6 million (including transaction costs) of limited partnership interests.

     In connection with the settlement of certain litigation, the Company has undertaken to commence two rounds of tender offers relating to limited partnership interests in 49 partnerships. The Company is obligated to pay not more than $50 million in cash to purchase limited partnership interests in either round of tender offers.

CAPITAL EXPENDITURES

     For the nine months ended September 30, 1999, the Company spent $30.2 million for Capital Replacements (expenditures for routine maintenance of a property), $9.9 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $35.4 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's credit facility.

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

     For the three months and nine months ended September 30, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                                             THREE           THREE
                                                            MONTHS          MONTHS        NINE MONTHS     NINE MONTHS
                                                             ENDED           ENDED           ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1999            1998
                                                         -------------   -------------   -------------   -------------
Income before minority interest in operating
partnership............................................     $19,889         $17,745        $ 59,057        $ 56,269
  Gain on disposition of properties....................        (315)           (257)           (330)         (2,783)
  Real estate depreciation, net of minority interest...      27,152          24,477          79,565          56,900
  Real estate depreciation related to unconsolidated
    entities...........................................      29,204           8,248          73,960          17,379
  Amortization of goodwill.............................       2,455           2,350           7,366           7,077
  Amortization of recoverable amount of management
    contracts..........................................      11,330           1,113          32,126           4,201
  Deferred taxes benefit...............................       1,305           1,843           3,102           6,134
  Preferred stock dividends............................      (7,208)         (6,285)        (25,697)        (12,296)
  TOPR's interest expense..............................       2,429              --           2,429              --
  Preferred OP Unit distributions......................          --              --          (1,038)             --
                                                            -------         -------        --------        --------
  Funds From Operations (FFO)..........................     $86,241         $49,234        $230,540        $132,881
                                                            =======         =======        ========        ========
  Weighted average number of common shares, common
    share equivalents and common OP Units outstanding:
    Common share and common share equivalents..........      77,691          49,866          70,159          47,248
    Common OP Units....................................       5,555           6,120           6,494           5,759
                                                            -------         -------        --------        --------
                                                             83,246          55,986          76,653          53,007
                                                            =======         =======        ========        ========

     For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                                1999        1998
                                                              ---------   ---------
Cash flow provided by operating activities..................  $ 162,729   $  50,825
Cash flow (used in) investing activities....................   (189,062)   (185,453)
Cash flow provided by financing activities..................     11,231     141,221

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

     In October 1998, the Company merged with Insignia. In April 1999, the Company embarked on a data center consolidation project that unifies the Company's and Insignia's core financial systems under one Year 2000 compliant system. The completion date for this project is October 1999.

     In connection with the data center consolidation, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs was expected to be approximately $1.5 million, of which $1.3 million has been incurred to date.

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

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.5 million. During 1998, the Company acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $0.2 million, and the implementation and testing process was completed in June, 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

     A pre-assessment of the Company's properties has indicated no Year 2000 issues. A complete, formal assessment of all properties was completed in September 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

     The total cost incurred, as of September 30, 1999 to replace or repair the operating equipment was approximately $0.1 million. The Company estimates the cost to replace or repair any remaining operating equipment is nominal. The assessment of operating equipment at each of our managed property sites was virtually completed as of September 30, 1999.

     The Company continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

  Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     The Company has banking relationships with three major financial institutions, all of which have designated their compliance as of September 30, 1999. The Company has updated data transmission standards with all of our financial institutions.

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

  Costs to Address Year 2000

     The total cost of the Company's Year 2000 project is estimated at $3.3 million and is being funded from operating cash flows. To date, the Company has incurred approximately $3.1 million ($0.8 million expensed and $2.3 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.2 million is attributable to the purchase of new software and operating equipment, which will be capitalized.

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

     The Company had $143.4 million of variable rate debt outstanding at September 30, 1999, which represents 8.5% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $1.4 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the three months ended September 30, 1999, 39,546 shares of Class A Common Stock were issued in exchange for Common OP Units.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report(1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Charter
           3.2           -- Bylaws (Exhibit 3.2 to AIMCO's Quarterly Report on Form
                            10-Q/A for the quarterly period ending March 31, 1999 is
                            incorporated herein by this reference)
          10.1           -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999
          10.2           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.3           -- Borrower Pledge Agreement, dated as of August 16, 1999, between AIMCO Properties, L.P. and Bank of America
                            (Exhibit 10.2 to the Current Report on Form 8-K of
                            Apartment Investment and Management Company, dated August
                            16, 1999 is incorporated herein by this reference)
          10.4           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P., to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
          10.5           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.6           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

     Current Report on Form 8-K, dated August 16, 1999, relating to AIMCO Properties, L.P.'s entering into a new secured $300 million revolving credit facility with a syndicate of banks led by Bank of America, BankBoston, N.A., and First Union National Bank; Current Report on Form 8-K, dated September 15, 1999 relating to Apartment Investment and Management Company's sale of an aggregate of 1,382,580 shares of Class A Common Stock to five institutional investors for an aggregate of $54.6 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            APARTMENT INVESTMENT AND
                                            MANAGEMENT COMPANY

                                            By:    /s/ PAUL J. MCAULIFFE
                                              ----------------------------------
                                                      Paul J. McAuliffe
                                                  Executive Vice President,
                                                   Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

Date: November 15, 1999

                                EXHIBIT INDEX(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Charter
           3.2           -- Bylaws (Exhibit 3.2 to AIMCO's Quarterly Report on Form
                            10-Q/A for the quarterly period ending March 31, 1999 is
                            incorporated herein by this reference)
          10.1           -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999
          10.2           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.3           -- Borrower Pledge Agreement, dated as of August 16, 1999, between AIMCO Properties, L.P. and Bank of America
                            (Exhibit 10.2 to the Current Report on Form 8-K of
                            Apartment Investment and Management Company, dated August
                            16, 1999 is incorporated herein by this reference)
          10.4           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P., to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
          10.5           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.6           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.