Form 10-K
period 1999-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2000-03-15
CIK 922864

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13232

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)

                    MARYLAND                                           84-1259577
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                            Identification No.)
         2000 SOUTH COLORADO BOULEVARD,
            TOWER TWO, SUITE 2-1000,
                   DENVER, CO                                          80222-7900
    (Address of principal executive offices)                           (Zip Code)

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

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, there were 67,096,142 shares of Class A Common Stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $2,482.6 million as of February 29, 2000.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.   Business....................................................
      1999 Developments...........................................
      Financial Information About Industry Segments...............
      Operating and Financial Strategies..........................
      Growth Strategies...........................................
      Property Management Strategies..............................
      Taxation of the Company.....................................
      Competition.................................................
      Regulation..................................................
      Insurance...................................................
      Employees...................................................
 2.   Properties..................................................
 3.   Legal Proceedings...........................................
 4.   Submission of Matters to a Vote of Security Holders.........

                                 PART II
 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters.........................................
 6.   Selected Financial Data.....................................
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................
7a.   Quantitative and Qualitative Disclosures About Market
      Risk........................................................
 8.   Financial Statements and Supplementary Data.................
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                PART III
10.   Directors and Executive Officers of the Registrant..........
11.   Executive Compensation......................................
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................
13.   Certain Relationships and Related Transactions..............

                                 PART IV
14.   Exhibits, Financial Statement Schedule and Reports on Form
      8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

     Apartment Investment and Management Company ("AIMCO"), a Maryland corporation formed on January 10, 1994, is a self-administered and self-managed REIT engaged in the ownership, acquisition, development, expansion and management of multi-family apartment properties. As of December 31, 1999, we owned or managed 363,462 apartment units in 1,942 properties located in 48 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, we believe that, as of December 31, 1999, we were the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1999, we:

     - owned or controlled 106,148 units in 373 apartment properties;

     - held an equity interest in 133,113 units in 751 apartment properties; and

     - managed 124,201 units in 818 apartment properties for third party owners and affiliates.

     We conduct substantially all of our operations through our operating partnership, AIMCO Properties, L.P. Through a wholly-owned subsidiary, we act as the sole general partner of the AIMCO operating partnership. As of December 31, 1999, we owned approximately a 91% interest in the AIMCO operating partnership. We manage apartment properties for third parties and affiliates through unconsolidated subsidiaries that we refer to as the "management companies." Generally, when we refer to "we," "us" or the "Company" in this annual report on Form 10-K, we are referring to AIMCO, the AIMCO operating partnership, the management companies and their respective subsidiaries. We refer to interests in the AIMCO operating partnership that are held by third parties as "OP Units."

     The Company's principal executive offices are located at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222-7900 and its telephone number is (303) 757-8101.

1999 DEVELOPMENTS

  Individual Property Acquisitions

     The Company directly acquired 28 apartment communities in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust, "IPT"). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million Preferred OP Units, 0.9 million common OP Units and 0.5 million shares of Class A Common Stock with a total recorded value of $116.8 million, assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. The Company has budgeted an additional $23.9 million for initial capital enhancements related to these properties.

  Tender Offers

     During 1999, the Company made separate offers to the limited partners of approximately 600 partnerships to acquire their limited partnership interests. The Company paid approximately $271 million in cash and OP Units to acquire limited partnership interests pursuant to the offers.

  Property Dispositions

     In 1999, the Company sold 63 properties for an aggregate sales price of approximately $426.0 million. Net cash proceeds to the Company from the sales of $135.8 million were used to repay a portion of the Company's outstanding short-term indebtedness. The results of operations of 55 of these properties were accounted for by the Company under the equity method.

  Debt Assumptions and Financings

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the new credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 1999 was 8.84%. The amount available under the credit facility at December 31, 1999 was $90.8 million.

     During the year ended December 31, 1999, the Company issued $410.3 million of long-term fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of forty properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $373.6 million to repay existing debt. During the year ended December 31, 1999, the Company has also assumed $110.1 million of long-term fixed rate, fully amortizing notes payables with a weighted average interest rate of 7.9% in connection with the acquisition of properties. Each of the notes is individually secured by one of thirteen properties with no cross-collateralization.

  Equity Offerings

     In 1999, the Company raised proceeds of $304.6 million in one public offering and two direct placements of equity securities (excluding equity issued in connection with the completion of the IPT merger discussed below and in connection with the purchase of real estate and limited partnership interests). These transactions are summarized below:

                                                              NUMBER     TOTAL PROCEEDS   DIVIDEND OR
                                                                OF             IN         DISTRIBUTION
TRANSACTION                             TYPE       DATE       SHARES        MILLIONS          RATE
-----------                             ----       ----      ---------   --------------   ------------
Class K Convertible Cumulative
  Preferred Stock of AIMCO...........  Public    Feb. 1999   5,000,000       $125.0               (1)
Class L Convertible Cumulative
  Preferred Stock of AIMCO...........  Direct     May 1999   5,000,000        125.0               (2)
Class A Common Stock of AIMCO........  Direct   Sept. 1999   1,382,580         54.6
                                                                             ------
TOTAL PROCEEDS 1999...................................................       $304.6
                                                                             ======

---------------

(1) For three years from the date of original issuance, the Class K Preferred Stock dividend will be in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the Class K Preferred Stock dividend per share will be increased to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible.

(2) For three years from the date of original issuance, the Class L Preferred Stock dividend will be in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible.

  Insignia Properties Trust Merger

     As a result of the Insignia merger on October 1, 1998, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock, resulting in the issuance of approximately 4.3 million shares of AIMCO Class A Common Stock (valued at approximately $158.8 million).

  Pending Acquisitions

     In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties (including interests in entities that own apartment properties). The Company frequently enters into contracts and non-binding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties. As of February 29, 2000, the Company had under contract or letter of intent an aggregate of 10 multi-family apartment properties with a maximum aggregate purchase price of $107.6 million, including estimated capital improvements, which, in some cases, may be paid in the form of assumption of existing debt. All such contracts are subject to termination by the Company as described above. No assurance can be given that any of these possible acquisitions will be completed or, if completed, that they will be accretive on a per share basis.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment, the ownership and management of real estate properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company.

OPERATING AND FINANCIAL STRATEGIES

     The Company strives to meet its objective of providing long-term, predictable funds from operations ("FFO") per share of Class A Common Stock, less an allowance for Capital Replacements of $300 per apartment unit, by implementing its operating and financing strategies which include the following:

     - Acquisition of Properties at Less Than Replacement Cost. AIMCO attempts to acquire properties at a significant discount to their replacement cost.

     - Geographic Diversification. AIMCO operates in 48 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market. AIMCO's net income before depreciation and interest expense is earned in more than 175 local markets. In 1999, the largest single market contributed 7% to net income before depreciation and interest expense, and the five largest markets contributed 32%.

     - Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties. For the period from 1997 through 2000, annual population and employment growth rates in AIMCO's five largest regional markets are forecasted to be 2.2% and 3.6%, respectively.

     - Product Diversification. The Company's portfolio of apartment properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments, as well as corporate and student housing.

     - Capital Replacement. AIMCO believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company allocates approximately $300 annually per owned apartment unit for capital replacements, and reserves unexpended amounts for future capital replacements.

     - Debt Financing. AIMCO's strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. AIMCO seeks to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of between 2:1 and 3:1, and a ratio of earnings before interest, income taxes, depreciation and amortization (with certain adjustments and after a provision of approximately $300 per owned apartment unit) to debt service of at least 2:1, and to match debt maturities to the character of the assets financed. For the year ended December 31, 1999, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 1999, approximately 9% of AIMCO's outstanding debt was short-term debt and 91% was long-term debt.

     - Dispositions. The Company regularly sells properties that do not meet its return on investment criteria or that are located in areas where AIMCO does not believe that the long-term neighborhood values justify the continued investment in the properties.

     - Dividend Policy. AIMCO pays dividends on its Class A Common Stock to share its profitability with its stockholders. The Company distributed 61.3%, 65.8% and 66.5% of FFO to holders of Class A Common Stock for the years ended December 31, 1999, 1998 and 1997, respectively. It is the present policy of the Board of Directors to increase the dividend annually in an amount equal to one-half of the projected increase in FFO, adjusted for capital replacements, subject to minimum distribution requirements to maintain its REIT status.

GROWTH STRATEGIES

     The Company seeks growth through two primary sources -- internal expansion and acquisitions.

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

     - Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions. AIMCO's current policy is to limit redevelopments and expansions to 10% of total equity market capitalization.

     - Ancillary Services. The Company believes that its ownership and management of properties provides it with unique access to a customer base that allows us to provide additional services and thereby increase occupancy, increase rents and generate incremental revenue. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

  Acquisition Strategies.

     The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO's initial public offering in July 1994, the Company has completed numerous acquisition and management transactions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 1,942 apartment properties with 363,462 units as of December 31, 1999. The Company acquires additional properties primarily in three ways:

     - Direct Acquisitions. AIMCO may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of AIMCO's growth has resulted from the acquisition of other companies that owned or controlled properties.

     - Acquisition of Managed Properties. AIMCO believes that its property management operations support its acquisition activities. Since AIMCO's initial public offering, the Company has acquired from its managed portfolio 16 properties comprising 5,697 units for total consideration of $189.9 million.

     - Increasing its Interest in Partnerships. For properties where AIMCO owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. AIMCO has completed tender offers with respect to approximately 1,000 partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

PROPERTY MANAGEMENT STRATEGIES

     AIMCO seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. AIMCO's management operations are organized into 31 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

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

COMPETITION

     There are numerous housing alternatives that compete with the Company's properties in attracting residents. The Company's properties compete directly with other multi-family rental apartments and single family homes that are available for rent or purchase in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

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

  Laws Benefiting Disabled Persons

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

  Regulation of Affordable Housing

     As of December 31, 1999, the Company owned or controlled 27 properties and held an equity interest in 434 properties with a combined weighted average ownership percentage of 24%. AIMCO also managed for third parties and affiliates 477 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development ("HUD") or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. This approval process is commonly referred to as "2530 Clearance." The Company had three unresolved flags in the 2530 system as of December 31, 1999, which the Company believes will not have a material effect on its ability to receive 2530 approval. The Company can make no assurance, however, that it will always receive such approval.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company also is subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

INSURANCE

     Management believes that the Company's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the AIMCO operating partnership and the management companies, has approximately 12,500 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES.

     The Company's properties are located in 48 states, Puerto Rico and the District of Columbia. The properties are managed by four Division
Vice-Presidents controlling 31 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 1999:

                                                                   NUMBER OF    NUMBER OF
REGIONAL OPERATING CENTER                              DIVISION    PROPERTIES     UNITS
-------------------------                              --------    ----------   ---------
Chicago, IL..........................................  Far West         57        10,761
Denver, CO...........................................  Far West         84        14,279
Kansas City, MO......................................  Far West         72        11,094
Los Angeles, CA......................................  Far West         53         9,505
Oakland, CA..........................................  Far West         69         8,013
Phoenix, AZ..........................................  Far West         52        13,008
                                                                     -----       -------
                                                                       387        66,660
                                                                     -----       -------
Allentown, PA........................................  East            116         9,693
Columbia, SC.........................................  East             73        13,767
Greenville, SC.......................................  East             86        12,016
Philadelphia, PA.....................................  East             62        19,512
Rockville, MD........................................  East             62        16,881
Tarrytown, NY........................................  East             67         9,413
                                                                     -----       -------
                                                                       466        81,282
                                                                     -----       -------
Atlanta, GA..........................................  Southeast        56        11,066
Boca Raton, FL.......................................  Southeast        25         6,083
Miami, FL............................................  Southeast        32         7,400
Mobile, AL...........................................  Southeast        60         9,893
Nashville, TN........................................  Southeast        58        10,720
Orlando, FL..........................................  Southeast        48        10,444
Tampa, FL............................................  Southeast        56        12,921
                                                                     -----       -------
                                                                       335        68,527
                                                                     -----       -------
Austin, TX...........................................  West             54        10,202
Columbus, OH.........................................  West             62        12,426
Dallas I, TX.........................................  West             58        10,989
Dallas II, TX........................................  West             68        13,281
Houston I, TX........................................  West             47        10,290
Houston II, TX.......................................  West             48        12,062
Indianapolis, IN.....................................  West             51        13,741
                                                                     -----       -------
                                                                       388        82,991
                                                                     -----       -------
Portfolio:
Senior Living Sub ROC 1..............................  Oxford            8         1,637
Affordable Midwest...................................  Oxford           42         5,409
Conventional Mideast.................................  Oxford           32         8,289
Conventional Midwest.................................  Oxford           45        10,725
Conventional South...................................  Oxford           38        10,337
                                                                     -----       -------
                                                                       165        36,397
                                                                     -----       -------
Other................................................                  201        27,605
                                                                     -----       -------
                                                                     1,942       363,462
                                                                     =====       =======

     At December 31, 1999, the Company owned or controlled 373 properties containing 106,148 units. These owned or controlled properties contain, on average, 285 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 1999, the Company held an equity interest in 751 properties containing 133,113 units, and managed 818 other properties containing 124,201 units. The Company's total portfolio of 1,942 properties contain, on average, 187 apartment units, with the largest property containing 2,907 apartment units.

     Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company's indebtedness. At December 31, 1999, the Company had aggregate mortgage indebtedness totaling $2,375.1 million, which was secured by 361 properties with a combined net book value of $4,028.8 million, having an aggregate weighted average interest rate of 6.66%. As of December 31, 1999, approximately 9% of AIMCO's outstanding debt was short-term debt and 91% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS.

  General

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

  Limited Partnerships

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

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

                                                                               DIVIDENDS
                                                                                 PAID
QUARTER ENDED                                              HIGH      LOW      (PER SHARE)
-------------                                              ----      ---      -----------
1997
  March 31, 1997.......................................     30 1/2    25 1/2    0.4625
  June 30, 1997........................................     29 3/4    26        0.4625
  September 30, 1997...................................     36 3/16   28 1/8    0.4625
  December 31, 1997....................................     38        32        0.4625
1998
  March 31, 1998.......................................     38 9/16   34 1/4    0.5625
  June 30, 1998........................................     39 7/8    36 1/2    0.5625
  September 30, 1998...................................     41        31        0.5625
  December 31, 1998....................................     37 3/8    30        0.5625
1999
  March 31, 1999.......................................     41 5/8    35         0.625
  June 30, 1999........................................     44 1/16   35 5/16    0.625
  September 30, 1999...................................     42 5/8    37 5/16    0.625
  December 31, 1999....................................     40 3/16   34 1/16    0.625
2000
  March 31, 2000 (through March 8, 2000)...............     39 11/16  36 5/8      0.70(1)

---------------

(1) On January 19, 2000, the Company's Board of Directors declared a cash dividend of $0.70 per share of Class A Common Stock, paid on February 11, 2000 to stockholders of record on February 4, 2000.

     On March 8, 2000, there were 67,109,473 shares of Class A Common Stock outstanding, held by 2,627 stockholders of record.

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

     From time to time, AIMCO issues shares of Class A Common Stock in exchange for OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During 1999, a total of 963,951 shares of Class A Common Stock were issued in exchange for OP Units.

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors. The net proceeds of approximately $54.6 million were used to repay outstanding indebtedness under the Company's credit facility.

     During 1999, the Company repurchased 205,300 shares of Class A Common Stock at a net price of $8.0 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following historical selected financial data for AIMCO is based on audited financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                               1999         1998         1997        1996       1995
                                                            ----------   ----------   ----------   --------   --------
OPERATING DATA:
RENTAL PROPERTY OPERATIONS:
Rental and other income...................................  $  533,917   $  377,139   $  193,006   $100,516   $ 74,947
Property operating expenses...............................    (214,693)    (147,541)     (76,168)   (38,400)   (30,150)
Owned property management expenses........................     (15,429)     (11,013)      (6,620)    (2,746)    (2,276)
Depreciation..............................................    (131,753)     (84,635)     (37,741)   (19,556)   (15,038)
                                                            ----------   ----------   ----------   --------   --------
Income from property operations...........................     172,042      133,950       72,477     39,814     27,483
                                                            ----------   ----------   ----------   --------   --------
SERVICE COMPANY BUSINESS:
Management fees and other income..........................      43,455       24,103       13,937      8,367      8,132
Management and other expenses.............................     (25,470)     (16,960)     (10,961)    (6,150)    (5,731)
                                                            ----------   ----------   ----------   --------   --------
Income from service company business......................      17,985        7,143        2,976      2,217      2,401
                                                            ----------   ----------   ----------   --------   --------
General and administrative expenses.......................     (13,112)     (13,568)      (5,396)    (1,512)    (1,804)
Interest expense..........................................    (140,094)     (89,424)     (51,385)   (24,802)   (13,322)
Interest income...........................................      62,721       29,368        8,676        523        658
Equity in losses of unconsolidated real estate
  partnerships............................................      (4,467)      (4,854)      (1,798)        --         --
Equity in earnings (losses) of unconsolidated
  subsidiaries............................................      (2,818)      11,570        4,636         --         --
Minority interest in other entities.......................        (900)        (468)       1,008       (111)        --
Amortization..............................................      (5,860)      (8,735)        (948)      (500)      (428)
                                                            ----------   ----------   ----------   --------   --------
Income from operations....................................      85,497       64,982       30,246     15,629     14,988
Gain (loss) on disposition of properties..................      (1,785)       4,674        2,720         44         --
                                                            ----------   ----------   ----------   --------   --------
Income before extraordinary item and minority interest in
  operating partnership...................................      83,712       69,656       32,966     15,673     14,988
Extraordinary item -- early extinguishment of debt........          --           --         (269)        --         --
                                                            ----------   ----------   ----------   --------   --------
Income before minority interest in operating
  partnership.............................................      83,712       69,656       32,697     15,673     14,988
Minority interest in operating partnership................      (2,753)      (5,182)      (4,064)    (2,689)    (1,613)
                                                            ----------   ----------   ----------   --------   --------
Net income................................................  $   80,959   $   64,474   $   28,633   $ 12,984   $ 13,375
                                                            ==========   ==========   ==========   ========   ========
OTHER INFORMATION:
Total owned or controlled properties (end of period)......         373          242          147         94         56
Total owned or controlled apartment units (end of
  period).................................................     106,148       63,086       40,039     23,764     14,453
Total equity apartment units (end of period)..............     133,113      170,243       83,431      3,611      6,349
Units under management (end of period)....................     124,201      146,034       69,587     15,434     13,245
Basic earnings per common share...........................  $     0.39   $     0.84   $     1.09   $   1.05   $   0.86
Diluted earnings per common share.........................  $     0.38   $     0.80   $     1.08   $   1.04   $   0.86
Dividends paid per common share...........................  $     2.50   $     2.25   $     1.85   $   1.70   $   1.66
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation..............  $4,508,535   $2,802,598   $1,657,207   $865,222   $477,162
Real estate, net of accumulated depreciation..............   4,092,038    2,573,718    1,503,922    745,145    448,425
        Total assets......................................   5,684,951    4,248,800    2,100,510    827,673    480,361
        Total indebtedness................................   2,584,289    1,660,715      808,530    522,146    268,692
Company-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust..............     149,500      149,500           --         --         --
Stockholders' equity......................................   2,262,828    1,902,564    1,045,300    215,749    169,032

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States. The Company, however, considers funds from operations, less a reserve for capital replacements, to be a more meaningful measure of economic performance.

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

     NET INCOME

     The Company recognized net income of $81.0 million, and net income attributable to common stockholders of $24.1 million, for the year ended December 31, 1999, compared to net income and net income attributable to common stockholders of $64.5 million and $37.9 million, respectively, for the year ended December 31, 1998. Net income attributable to common stockholders represents net income less dividends on preferred stock.

     The increase in net income of $16.5 million, or 25.6%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of 12,721 units in 28 apartment communities during 1999;

     - the acquisition of Ambassador Apartments, Inc. in May 1998 which impacted the second half of 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998 which primarily impacted 1999;

     - the completion of the Insignia Properties Trust Merger in February 1999;

     - the purchase of $271 million in limited partnership interests from unaffiliated third parties; and

     - an increase in interest income on notes receivable from unconsolidated real estate partnerships.

     The effect of the above on net income was partially offset by the sale of eight properties in 1999 and five properties in 1998. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     The increases in rental property operations resulted primarily from improved same store sales results, acquisitions of properties in 1998 and 1999, and through the purchase of limited partnership interests from unaffiliated third parties which gave the Company a controlling interest in partnerships owning 125 properties in 1999.

     Rental and other property revenues from the Company's owned and controlled properties totaled $533.9 million for the year ended December 31, 1999, compared to $377.1 million for the year ended December 31, 1998, an increase of $156.8 million, or 41.6%.

     Property operating expenses totaled $214.7 million for the year ended December 31, 1999, compared to $147.5 million for the year ended December 31, 1998, an increase of $67.2 million, or 45.6%. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance.

     Owned property management expenses, representing the costs of managing the Company's owned or controlled properties, totaled $15.4 million for the year ended December 31, 1999, compared to $11.0 million for the year ended December 31, 1998, an increase of $4.4 million, or 40.0%.

  Service Company Business

     Income from the service company business was $18.0 million for the year ended December 31, 1999, compared to $7.1 million for the year ended December 31, 1998, an increase of $10.9 million or 153.5%. The increase was primarily due to management contracts acquired in the Insignia and IPT mergers that are held by the Company, as well as the transfer of majority-owned management contracts from the unconsolidated management companies to the AIMCO operating partnership. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the AIMCO operating partnership increasing the amount of revenues recognized by the consolidated service company operations.

  General and Administrative Expenses

     General and administrative expenses totaled $13.1 million for the year ended December 31, 1999, compared to $13.6 million for the year ended December 31, 1998, a decrease of $0.5 million, or 3.7%. The decrease in general and administrative expenses is primarily due to efforts to align expenses with the revenues they help generate. The results of these efforts increased the amount of expenses allocated to both consolidated and unconsolidated service company management expenses.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $140.1 million for the year ended December 31, 1999, compared to $89.4 million for the year ended December 31, 1998, an increase of $50.7 million or 56.7%. The increase was primarily due to interest expense incurred in connection with 1999 and 1998 acquisitions, as well as the consolidation of an additional 125 properties when control was obtained.

  Interest Income

     Interest income totaled $62.7 million for the year ended December 31, 1999, compared to $29.4 million for the year ended December 31, 1998, an increase of $33.3 million or 113.3%. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $32.5 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discounts for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other recurring interest earned on both the par value and discounted notes made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the mergers with Insignia and IPT.

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

     The increase in net income of $35.9 million, or 125.5%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of NHP Incorporated ("NHP") in December 1997 which impacted operations in 1998;

     - the acquisition of Ambassador Apartments, Inc. in May 1998 which impacted the second half of 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998 which impacted the last quarter of 1998; and

     - an increase in interest income on notes receivable from unconsolidated real estate partnerships.

     The effect of the above on net income was partially offset by the sale of five properties in 1998 and five properties in 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     The increases in rental property operations resulted primarily from improved same store sale results, acquisitions of properties in 1997 and 1998, and acquisitions of controlling interests in properties through the NHP, Ambassador and Insignia mergers.

     Rental and other property revenues from the Company's owned and controlled properties totaled $377.1 million for the year ended December 31, 1998, compared to $193.0 million for the year ended December 31, 1997, an increase of $184.1 million, or 95.4%.

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

  Service Company Business

     Income from the service company business was $7.1 million for the year ended December 31, 1998, compared to $3.0 million for the year ended December 31, 1997, an increase of $4.1 million or 136.7%. The increase was primarily due to management contracts acquired in the Insignia merger that are held by the

Company, as well as the transfer of majority-owned management contracts from the management companies to the AIMCO operating partnership. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the AIMCO operating partnership increasing the amount of revenues recognized by the consolidated service company operations.

  General and Administrative Expenses

     General and administrative expenses totaled $13.6 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, an increase of $8.2 million, or 151.9%. The increase in general and administrative expenses is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the mergers with NHP Incorporated in December 1997, Ambassador Apartments, Inc. in May 1998 and Insignia Financial Group, Inc. in October 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and Limited Partnership administration, as well as increased levels of personnel in the accounting and finance departments.

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

  Interest Income

     Interest income totaled $29.4 million for the year ended December 31, 1998, compared to $8.7 million for the year ended December 31, 1997. The increase is primarily due to interest earned on the increased average outstanding balances of notes receivable from unconsolidated real estate partnerships and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $101.6 million in cash and cash equivalents and $84.6 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships and subsidiaries which are not presented on a consolidated basis. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 1999 was 8.84%. The amount available under the credit facility at December 31, 1999 was $90.8 million.

     As of December 31, 1999, 96.8% of the Company's owned or controlled properties and 45.4% of its total assets were encumbered by debt. The Company had total outstanding indebtedness of $2,584.3 million, of which $2,375.1 million was secured by properties. The Company's indebtedness is comprised of $1,954.3 million of secured long-term financing, $420.8 million of secured tax-exempt bond financing and $209.2 in unsecured short-term financing. As of December 31, 1999, approximately 9% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation has made 113 loans (the "GMAC Loans") to property owning partnerships of the Company, each of which is secured by the property owned by such partnership. The 113 GMAC Loans had an aggregate outstanding principal balance of $570.1 million as of December 31, 1999. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company's secured, long-term notes payable was 6.66% with a weighted average maturity of 12.8 years as of December 31, 1999. At December 31, 1999, the weighted average interest rate on the Company's unsecured short-term financing was 8.84%.

     During the year ended December 31, 1999, the Company issued $410.3 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of forty properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $373.6 million to repay existing debt. During the year ended December 31, 1999, the Company has also assumed $110.1 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 7.9% in connection with the acquisition of properties. Each of the notes is individually secured by one of thirteen properties with no cross-collateralization.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1999, the Company had $1,088 million available and the AIMCO operating partnership had $500 million available from this registration statement. The Company expects to finance acquisition of real estate interests with cash from operations or the issuance of equity securities and debt.

CAPITAL EXPENDITURES

     For the year ended December 31, 1999, the Company spent a total of $291.7 million for capital expenditures on its portfolio of assets. The Company's share of those expenditures for its conventional assets are as follows: $38.4 million for capital replacements (expenditures for routine maintenance of a property); $54.8 million for Initial Capital Expenditures ("ICE", expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition); and $43.3 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). The expenditures for capital replacements in 1999 exceeded the provision of $300 per apartment provided for by the Company by $9.7 million which represents unspent capital replacements and ICE from prior years. These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company's credit facility. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's credit facility.

     The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                                             DEPRECIABLE LIFE
EXPENDITURE                                           ACCOUNTING TREATMENT       IN YEARS
-----------                                           --------------------   ----------------
Initial capital expenditures........................           capitalize        5 to 15
Capital enhancements................................           capitalize        5 to 30
Capital replacements:
Carpet/vinyl replacement............................           capitalize              5
Carpet cleaning.....................................              expense            N/A
Major appliance replacement (refrigerators, stoves,
  dishwashers, washers/dryers)......................           capitalize              5
Cabinet replacement.................................           capitalize              5
Major new landscaping...............................           capitalize              5
Seasonal plantings and landscape replacements.......              expense            N/A
Roof replacements...................................           capitalize             15
Roof repairs........................................              expense            N/A
Model furniture.....................................           capitalize              5
Office equipment....................................           capitalize              5
Exterior painting, significant......................           capitalize              5
Interior painting...................................              expense            N/A
Parking lot repairs.................................              expense            N/A
Parking lot repaving................................           capitalize             15
Equipment repairs...................................              expense            N/A
General policy for capitalization...................   capitalize amounts        Various
                                                       in excess of $ 250

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for capital replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO operating partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the years ended December 31, 1999, 1998 and 1997, the Company's FFO is calculated as follows (amounts in thousands):

                                                      1999        1998        1997
                                                    ---------   ---------   ---------
Income before minority interest in operating
  partnership....................................   $  83,712   $  69,656   $  32,697
Extraordinary item...............................          --          --         269
(Gain) loss on disposition of properties.........       1,785      (4,674)     (2,720)
Real estate depreciation, net of minority
  interests......................................     121,689      80,369      33,751
Real estate depreciation related to
  unconsolidated entities........................     104,764      34,840       9,864
Amortization.....................................      36,731      26,177       2,535
Deferred taxes...................................       1,763       9,215       4,894
TOPR's interest expense..........................       4,858          --          --
Preferred stock dividends........................     (32,905)    (20,701)       (135)
Preferred OP Unit distributions..................      (1,038)       (136)         --
                                                    ---------   ---------   ---------
Funds From Operations (FFO)......................   $ 321,359   $ 194,746   $  81,155
                                                    =========   =========   =========
Weighted average number of common shares, common
  Share equivalents and OP Units outstanding:
  Common stock...................................      63,644      45,187      24,055
  Common stock equivalents.......................          91       2,437         381
  Preferred stock, OP Units, and other securities
     convertible into common stock...............       8,625       2,463       1,006
  OP Units.......................................       6,313       6,732       3,677
                                                    ---------   ---------   ---------
                                                       78,673      56,819      29,119
                                                    =========   =========   =========
CASH FLOW INFORMATION:
Cash flow provided by operating activities.......   $ 253,257   $ 148,414   $  73,032
Cash flow used in investing activities...........    (281,106)   (328,321)   (717,663)
Cash flow provided by financing activities.......      58,148     214,124     668,549

CONTRIBUTION TO FREE CASH FLOW

     The Company seeks to improve funds from operations, less a reserve for capital replacements, on a per share basis. In this regard, in addition to the year-to-year comparative discussion, the Company has provided disclosure (see Footnote 23 in the accompanying Notes to Consolidated Financial Statements) on the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow from several components of the Company and a reconciliation of free cash flow to FFO, less a reserve for capital replacements, and to net income for the year ended December 31, 1999. The Company defines free cash flow as FFO, less a reserve for capital replacements, plus interest expense and preferred stock dividends.

     The contributors to the Company's free cash flow of $528 million were real estate -- $421 million (80%), service businesses -- $51 million (10%), recurring interest income -- $32 million (6%) and transactions (fees and recovery of loan discounts) -- $37 million (7%), less general and administrative expenses -- $13 million (3%).

     Expenses to arrive at FFO, less a reserve for capital replacements, were interest expense -- $201 million, and preferred stock and preferred OP unit dividends -- $34 million. This results in FFO, less a reserve for capital replacements, of $293 million of which $180 million (62%) is from consolidated activities and $113 million (38%) is from unconsolidated activities.

     The real estate free cash flow contribution of $443 million before a $22 million minority interest deduction is concentrated in conventional apartment properties, which comprise $389 million or 88% of the real estate free cash flow contribution. Conventional apartments with rents of $500 per month or higher comprise $332 million or 85% of the real estate free cash flow contribution from conventional units. Conventional apartments with rents of $600 per month or higher comprise $222 million or 57% of the real estate free cash flow contribution from conventional units. Overall, the Company has balanced contributions to conventional real estate free cash flow from monthly rents of less than $500 per unit to monthly rents greater than $800 per unit.

     Contributions to conventional real estate free cash flow for 1999 were as follows:

                                                               TOTAL     CONTR. %
                                                              --------   --------
Average monthly rent greater than $800 per unit.............  $ 78,100      21%
Average monthly rent $700 to $800 per unit..................    57,627      15%
Average monthly rent $600 to $700 per unit..................    86,133      22%
Average monthly rent $500 to $600 per unit..................   110,499      28%
Average monthly rent $500 per unit..........................    56,385      14%
                                                              --------     ---
                                                              $388,744     100%
                                                              ========     ===

     The service businesses contributed $51 million (10%) to free cash flow. The service businesses provide management services to properties and partnerships and includes Buyers Access, the nation's largest group purchasing organization serving the apartment industry. Management contracts contribute $47 million (92%) to the service businesses contribution. $36 million (75%) of the management contract contribution is derived from properties the Company controls through economic ownership or its general partner position. $10 million (22%) of the management contract contribution is from long-term management contracts. Less than $1 million is contributed from short-term third party management contracts (30 day cancelable). Buyer's Access contributed $3 million or 6% to the service businesses contribution.

     The Company received recurring interest income from par value notes and other receivables and interest bearing accounts of $32 million (50% of total interest income in 1999). In addition, the Company has realized interest income from recoveries of notes receivable that were acquired at a discount to actual face value. As the Company improved property operations, some of these notes have become collectible. In 1999, the Company recognized $32 million (50% of total interest income) in recoveries from notes purchased at a discount.

     Fees contributed $5 million (1%) to free cash flow contribution. Fees are earned in partnership sales and financing transactions. The Company considers fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $37 million (7%) of free cash flows contribution.

     Footnote 23 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of free cash flow. We believe this disclosure is complementary to the previous year-to-year results of operations comparisons.

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

INFLATION

     Substantially all of the leases at the Company's apartment properties are for a period of twelve months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from operating activities, equity offerings or long-term debt financings.

     The Company had $240.9 million of variable rate debt outstanding at December 31, 1999, which represents 9% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $2.4 million on an annual basis. At December 31, 1999, the Company had $2,343.4 million of fixed rate debt outstanding. The partnership debt secured by individual properties in an aggregate amount of $51.8 million, $92.7 million, $66.9 million, $139.7 million and $205.7 million will mature in the years 2000, 2001, 2002, 2003 and 2004, respectively.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term unsecured debt as of December 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's Directors required by this item is presented under the caption "Board of Directors and Officers" in AIMCO's proxy statement for its 2000 annual meeting of stockholders and is incorporated herein by reference.

     The directors and executive officers of the Company as of February 29, 2000 are:

NAME                  AGE   FIRST ELECTED                   POSITION
----                  ---   -------------                   --------
Terry Considine.....  52      July 1994     Chairman of the Board of Directors and
                                            Chief Executive Officer
Peter K.              55      July 1994     Vice Chairman of the Board of Directors
  Kompaniez.........                        and President
Thomas W. Toomey....  39    January 1996    Chief Operating Officer
Harry G. Alcock.....  36      July 1996     Executive Vice President and Chief
                                              Investment Officer
Joel F. Bonder......  51    December 1997   Executive Vice President, General
                                            Counsel and Secretary
Patrick J. Foye.....  43      May 1998      Executive Vice President
Lance J. Graber.....  38    October 1999    Executive Vice President -- Acquisitions
Steven D. Ira.......  49      July 1994     Co-Founder and Executive Vice
                                            President -- Property Operations
Paul J. McAuliffe...  43    February 1999   Executive Vice President and Chief
                                            Financial Officer
Richard S.            68      July 1994     Director, Chairman of the Audit
  Ellwood...........                        Committee
J. Landis Martin....  54      July 1994     Director, Chairman of the Compensation
                                              Committee
Thomas L. Rhodes....  60      July 1994     Director
John D. Smith.......  71    November 1994   Director

     The following is a biographical summary of the experience of the current directors and executive officers of the Company for the past five years or more.

     Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1994. Mr. Considine serves as Chairman and director of Asset Investors Corporation ("Asset Investors") and Commercial Assets, Inc. ("Commercial Assets"), two other public real estate investment trusts. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

     Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman of the Board of Directors since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated ("NHP"), which was acquired by the Company in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by the Company) and 3.1 million square feet of commercial real estate.

     Thomas W. Toomey. Mr. Toomey served as Senior Vice President-Finance and Administration of the Company from January 1996 to March 1997, when he was promoted to Executive Vice President-Finance and Administration. Mr. Toomey served as Executive Vice President -- Finance and Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and

Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

     Harry G. Alcock. Mr. Alcock served as a Vice President of the Company from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions. Mr. Alcock served as Senior Vice President-Acquisitions until October 1999, when he was promoted to Executive Vice President and Chief Investment Officer. Mr. Alcock has had responsibility for acquisition and financing activities of the Company since July 1994. From June 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a Los Angeles-based real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp. He received his B.S. from San Jose State University.

     Joel F. Bonder. Mr. Bonder was appointed Executive Vice President, General Counsel and Secretary of the Company effective December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardies. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

     Patrick J. Foye. Mr. Foye was appointed Executive Vice President of the Company in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham Law School and was Associate Editor of the Fordham Law Review.

     Lance J. Graber. Mr. Graber was appointed Executive Vice President-Acquisitions of the Company in October 1999. His principal business function is acquisitions. Prior to joining the Company, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

     Steven D. Ira. Mr. Ira is a Co-Founder of the Company and has served as Executive Vice President -- Property Operations of the Company since July 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management
(IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Greater Orlando. Mr. Ira received a B.S. from Metropolitan State College in 1975.

     Paul J. McAuliffe. Mr. McAuliffe has been Executive Vice President of the Company since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

     Richard S. Ellwood. Mr. Ellwood was appointed a director of the Company in July 1994. Mr. Ellwood is currently Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Ellwood is the founder and President of R.S. Ellwood & Co., Incorporated, a real estate investment banking firm. Prior to forming R.S. Ellwood & Co., Incorporated in 1987, Mr. Ellwood had 31 years experience on Wall Street as an investment banker, serving as: Managing Director and senior banker at Merrill Lynch Capital Markets from 1984 to 1987; Managing Director at Warburg Paribas Becker from 1978 to 1984; general partner and then Senior Vice President and a director at White, Weld & Co. from 1968 to 1978; and in various capacities at J.P. Morgan & Co. from 1955 to 1968. Mr. Ellwood currently serves as a director of Felcor Lodging Trust, Incorporated and Florida East Coast Industries, Inc.

     J. Landis Martin. Mr. Martin was appointed a director of the Company in July 1994 and became Chairman of the Compensation Committee on March 19, 1998. Mr. Martin is a member of the Audit Committee. Mr. Martin has served as President and Chief Executive Officer of NL Industries, Inc., a manufacturer of titanium dioxide since 1987. Mr. Martin has served as Chairman of Tremont Corporation ("Tremont"), a holding company operating through its affiliates Titanium Metals Corporation ("TIMET") and NL Industries, Inc. ("NL"), since 1990 and as Chief Executive Officer and a director of Tremont since 1988. Mr. Martin has served as Chairman of TIMET, an integrated producer of titanium since 1987 and Chief Executive Officer since January, 1995. From 1990 until its acquisition by a predecessor of Halliburton Company ("Halliburton") in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid Corporation, an oilfield services company. In addition to Tremont, NL and TIMET, Mr. Martin is a director of Halliburton, which is engaged in the petroleum services, hydrocarbon and engineering industries, and Crown Castle International Corporation, a telecommunications company.

     Thomas L. Rhodes. Mr. Rhodes was appointed a Director of the Company in July 1994 and is currently a member of the Audit and Compensation Committees. Mr. Rhodes has served as the President and Director of National Review magazine since November 1992, where he has also served as a Director since 1988. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986 and served as a General Partner from 1987 until November 1992. He is currently Co-Chairman of the Board, Co-Chief Executive Officer and a Director of Asset Investors and Commercial Assets. He also serves as a Director of Delphi Financial Group and its subsidiaries, Delphi International Ltd., Oracle Reinsurance Company and The Lynde and Harry Bradley Foundation.

     John D. Smith. Mr. Smith was appointed a director of the Company in November 1994. Mr. Smith is a member of the Compensation Committee and the Audit Committee. Mr. Smith is Principal and President of John D. Smith Developments. Mr. Smith has been a shopping center developer, owner and consultant for over
8.6 million square feet of shopping center projects including Lenox Square in Atlanta, Georgia. Mr. Smith is a Trustee and former President of the International Council of Shopping Centers and was selected to be a member of the American Society of Real Estate Counselors. Mr. Smith served as a director for Pan-American Properties, Inc. (National Coal Board of Great Britain) formerly known as Continental Illinois Properties. He also serves as a director of American Fidelity Assurance Companies and is retained as an advisor by Shop System Study Society, Tokyo, Japan.

     Additional information required by this item is presented under the caption "Other Matters -- Section 16(a) Compliance" in the Company's proxy statement for its 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is presented under the captions "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in AIMCO's proxy statement for its 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in AIMCO's proxy statement for its 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the caption "Certain Relationships and Transactions" in AIMCO's proxy statement for its 2000 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

     (a) (2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

     (a) (3) The Exhibit Index is included on page 23 of this report and incorporated herein by reference.

     (b) Reports on Form 8-K for the quarter ended December 31, 1999:

     None.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
          3.1            -- Charter
          3.2            -- Bylaws
          4.1            -- Amended and Restated Declaration of Trust of IFT
                            Financing I (formerly Insignia Financing I), dated as of
                            November 1, 1996, among Insignia Financial Group, Inc. as
                            Sponsor, First Union National Bank of South Carolina as
                            Property Trustee, First Union Bank of Delaware, as
                            Delaware Trustee and Andrew I. Farkas, John K. Lines and
                            Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form
                            S-3 of Insignia Financial Group, Inc. dated December 10,
                            1996, is incorporated herein by this reference)
          4.2            -- Indenture for the 6.5% Convertible Subordinated
                            Debentures, dated as of November 1, 1996, between
                            Insignia Financial Group, Inc., as Issuer and First Union
                            National Bank of South Carolina, as Trustee (Exhibit 4.2
                            to Form S-3 of Insignia Financial Group, Inc., dated
                            December 10, 1996, is incorporated herein by this
                            reference)
          4.3            -- First Supplemental Indenture, dated as of October 1,
                            1998, by and among Apartment Investment and Management
                            Company, Insignia Financial Group, Inc., and First Union
                            National Bank (formerly First Union National Bank of
                            South Carolina, as Trustee) (Exhibit 4.3 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.1            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.2            -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.3            -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.4            -- Third Amendment to Third Amended and Restated Agreement
                            of Limited Partnership of AIMCO Properties, L.P., dated
                            as of February 18, 1999 (Exhibit 10.12 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.5            -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.6            -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.7            -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
         10.8            -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1999, is incorporated herein
                            by this reference)
         10.9            -- Eighth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 14, 1999
         10.10           -- Ninth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999
         10.11           -- Tenth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999
         10.12           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000
         10.13           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference)
         10.14           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.15           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.16           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.17           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            as of August 16, 1999, is incorporated herein by this
                            reference)
         10.18           -- Borrower Pledge Agreement, dated August 16, 1999 between
                            AIMCO Properties, L.P. and Bank of America (Exhibit 10.2
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999 is
                            incorporated herein by this reference)
         10.19           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P. to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
         10.20           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
         10.21           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
         10.22           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P., and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.23           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Terry Considine
                            (Exhibit 10.44C to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.24           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for fiscal
                            year 1994, is incorporated herein by this reference)*
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this
                            reference)*
         10.26           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (October 1999)*
         10.27           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*
         10.28           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan) (Exhibit 10.42 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)*

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.29           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.30           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*
         10.31           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.32           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.33           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.34           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.35           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.36           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.37           -- Summary of Agreement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference)*
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2000.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ TERRY CONSIDINE                   Chairman of the Board and     March 13, 2000
-----------------------------------------------------    Chief Executive Officer
                   Terry Considine

               /s/ PETER K. KOMPANIEZ                  Vice Chairman, President and  March 13, 2000
-----------------------------------------------------    Director
                 Peter K. Kompaniez

                /s/ THOMAS W. TOOMEY                   Chief Operating Officer       March 13, 2000
-----------------------------------------------------
                  Thomas W. Toomey

                  /s/ PATRICK FOYE                     Executive Vice President      March 13, 2000
-----------------------------------------------------
                    Patrick Foye

                 /s/ PAUL MCAULIFFE                    Executive Vice President and  March 13, 2000
-----------------------------------------------------    Chief Financial Officer
                   Paul McAuliffe

               /s/ RICHARD S. ELLWOOD                  Director                      March 13, 2000
-----------------------------------------------------
                 Richard S. Ellwood

                /s/ J. LANDIS MARTIN                   Director                      March 13, 2000
-----------------------------------------------------
                  J. Landis Martin

                /s/ THOMAS L. RHODES                   Director                      March 13, 2000
-----------------------------------------------------
                  Thomas L. Rhodes

                  /s/ JOHN D. SMITH                    Director                      March 13, 2000
-----------------------------------------------------
                    John D. Smith

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................    F-3
  Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997.......................    F-4
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1999, 1998 and 1997...........    F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998
     and 1997...............................................    F-6
  Notes to Consolidated Financial Statements................    F-8
FINANCIAL STATEMENT SCHEDULE:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   F-32
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     financial statements or notes thereto

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Apartment Investment and Management Company

     We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Denver, Colorado
January 20, 2000

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 1999         1998
                                                              ----------   ----------
Real estate, net of accumulated depreciation of $416,497 and
  $228,880..................................................  $4,092,038   $2,573,718
Property held for sale......................................       4,162       27,304
Investments in unconsolidated real estate partnerships......     891,449      945,035
Investments in unconsolidated subsidiaries..................      44,921       62,244
Notes receivable from unconsolidated real estate
  partnerships..............................................     142,828      103,979
Notes receivable from unconsolidated subsidiaries...........      88,754      116,688
Cash and cash equivalents...................................     101,604       71,305
Restricted cash.............................................      84,595       55,826
Other assets................................................     234,600      292,701
                                                              ----------   ----------
                                                              $5,684,951   $4,248,800
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................  $1,954,259   $  843,791
Secured tax-exempt bond financing...........................     420,830      398,602
Unsecured short-term financing..............................     209,200      310,300
Secured short-term financing................................          --      108,022
                                                              ----------   ----------
          Total indebtedness................................   2,584,289    1,660,715
Accounts payable, accrued and other liabilities.............     271,627      188,815
Resident security deposits and prepaid rents................      22,793       12,654
                                                              ----------   ----------
          Total liabilities.................................   2,878,709    1,862,184
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Company-obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust................     149,500      149,500
Minority interest in other entities.........................     168,533      185,705
Minority interest in operating partnership..................     225,381      148,847
Stockholders' equity
  Preferred Stock...........................................     641,250      792,468
  Class A Common Stock, $.01 par value, 474,121,284 shares
     and 484,027,500 shares authorized, 66,802,886 and
     48,451,388 shares issued and outstanding,
     respectively...........................................         668          485
  Additional paid-in capital................................   1,885,424    1,246,962
  Notes receivable on common stock purchases................     (51,619)     (49,658)
  Distributions in excess of earnings.......................    (212,895)     (87,693)
                                                              ----------   ----------
          Total stockholders' equity........................   2,262,828    1,902,564
                                                              ----------   ----------
                                                              $5,684,951   $4,248,800
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1999        1998        1997
                                                             ---------   ---------   --------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues.........................  $ 533,917   $ 377,139   $193,006
Property operating expenses................................   (214,693)   (147,541)   (76,168)
Owned property management expense..........................    (15,429)    (11,013)    (6,620)
Depreciation...............................................   (131,753)    (84,635)   (37,741)
                                                             ---------   ---------   --------
Income from property operations............................    172,042     133,950     72,477
                                                             ---------   ---------   --------
SERVICE COMPANY BUSINESS
Management fees and other income...........................     43,455      24,103     13,937
Management and other expenses..............................    (25,470)    (16,960)   (10,961)
                                                             ---------   ---------   --------
Income from service company business.......................     17,985       7,143      2,976
                                                             ---------   ---------   --------
General and administrative expenses........................    (13,112)    (13,568)    (5,396)
Interest expense...........................................   (140,094)    (89,424)   (51,385)
Interest income............................................     62,721      29,368      8,676
Equity in losses of unconsolidated real estate
  partnerships.............................................     (4,467)     (4,854)    (1,798)
Equity in earnings (losses) of unconsolidated
  subsidiaries.............................................     (2,818)     11,570      4,636
Minority interest in other entities........................       (900)       (468)     1,008
Amortization...............................................     (5,860)     (8,735)      (948)
                                                             ---------   ---------   --------
Income from operations.....................................     85,497      64,982     30,246
Gain (loss) on disposition of properties...................     (1,785)      4,674      2,720
                                                             ---------   ---------   --------
Income before extraordinary item and minority interest in
  operating partnership....................................     83,712      69,656     32,966
Extraordinary item -- early extinguishment of debt.........         --          --       (269)
                                                             ---------   ---------   --------
Income before minority interest in operating partnership...     83,712      69,656     32,697
Minority interest in operating partnership.................     (2,753)     (5,182)    (4,064)
                                                             ---------   ---------   --------
Net income.................................................     80,959      64,474     28,633
Net income attributable to preferred stockholders..........     56,885      26,533      2,315
                                                             ---------   ---------   --------
Net income attributable to common stockholders.............  $  24,074   $  37,941   $ 26,318
                                                             =========   =========   ========
Comprehensive Income
Net income.................................................  $  80,959   $  64,474   $ 28,633
Other comprehensive income:
  Net unrealized gains on investment in securities.........         --          --     (1,683)
                                                             ---------   ---------   --------
Comprehensive income.......................................  $  80,959   $  64,474   $ 26,950
                                                             =========   =========   ========
Basic earnings per common share............................  $    0.39   $    0.84   $   1.09
                                                             =========   =========   ========
Diluted earnings per common share..........................  $    0.38   $    0.80   $   1.08
                                                             =========   =========   ========
Weighted average common shares outstanding.................     62,242      45,187     24,055
                                                             =========   =========   ========
Weighted average common shares and common share equivalents
  outstanding..............................................     63,446      47,624     24,436
                                                             =========   =========   ========
Dividends paid per common share............................  $    2.50   $    2.25   $   1.85
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                     CLASS A           CLASS B
                                             PREFERRED STOCK      COMMON STOCK      COMMON STOCK                    NOTES
                                            ------------------   ---------------   ---------------   ADDITIONAL   RECEIVABLE
                                            SHARES               SHARES            SHARES             PAID-IN        FROM
                                            ISSUED    AMOUNT     ISSUED   AMOUNT   ISSUED   AMOUNT    CAPITAL      OFFICERS
                                            ------   ---------   ------   ------   ------   ------   ----------   ----------
BALANCE DECEMBER 31, 1996.................      --   $      --   14,980    $150      325     $ 3     $  236,791    $ (7,140)
Net proceeds from issuance of Class A
 Common Stock.............................      --          --   16,367     164       --      --        509,950          --
Net proceeds from issuance of Preferred
 Stock....................................     750      75,000       --      --       --      --             --          --
Net proceeds from issuance of Class C
 Preferred Stock..........................   2,400      60,000       --      --       --      --         (1,890)         --
Repurchase of Class A Common Stock from
 officer..................................      --          --       --      --       --      --            (67)         67
Conversion of Class B Common Stock to
 Class A Common Stock.....................      --          --      163       1     (163)     (1)            --          --
Conversion of operating partnership units
 to Class A Common Stock..................      --          --      562       6       --      --          8,615          --
Purchase of stock by officers.............      --          --    1,149      11       --      --         34,704     (33,517)
Repayment of notes receivable from
 officers.................................      --          --       --      --       --      --             --      14,540
Stock options and warrants exercised......      --          --      458       4       --      --          8,714      (9,045)
Class A Common Stock issued as
 consideration for NHP common stock.......      --          --    6,760      67       --      --        180,784          --
Net income................................      --          --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock....      --          --       --      --       --      --             --          --
Dividends paid -- Preferred Stock.........      --          --       --      --       --      --             --          --
Unrealized loss on investments............      --          --       --      --       --      --             --          --
                                            ------   ---------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1997.................   3,150     135,000   40,439     403      162       2        977,601     (35,095)
Net proceeds from issuances of Preferred
 Stock....................................  11,250     356,250       --      --       --      --        (15,353)         --
Repurchase of Class A Common Stock........      --          --     (303)     (3)      --      --        (11,064)         --
Conversion of Class B Common Stock to
 Class A Common Stock.....................      --          --      162       2     (162)     (2)            --          --
Conversion of operating partnership units
 to Class A Common Stock..................      --          --      275       3       --      --          5,792          --
Purchase of stock by officers and awards
 of restricted stock......................      --          --      640       7       --      --         23,619     (23,471)
Repayment of notes receivable from
 officers.................................      --          --       --      --       --      --             --       8,908
Stock options and warrants exercised......      --          --      658       7       --      --         11,008          --
Class A Common Stock issued as
 consideration for Ambassador common
 stock....................................      --          --    6,580      66       --      --        251,209          --
Class E Preferred Stock issued as
 consideration for Insignia common
 stock....................................   8,424     301,218       --      --       --      --             --          --
Issuance of warrants to purchase Class A
 Common Stock.............................      --          --       --      --       --      --          4,150          --
Net income................................      --          --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock....      --          --       --      --       --      --             --          --
Dividends paid -- Preferred Stock.........      --          --       --      --       --      --             --          --
Unrealized gain (loss) on investments.....      --          --       --      --       --      --             --          --
                                            ------   ---------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1998.................  22,824     792,468   48,451     485       --      --      1,246,962     (49,658)
Net proceeds from issuances of Preferred
 Stock....................................  10,000     250,000       --      --       --      --        (16,899)         --
Repurchase of Class A Common Stock........      --          --     (205)     (2)      --      --         (8,036)         --
Conversion of operating partnership units
 to Class A Common Stock..................      --          --      964      10       --      --         13,756          --
Conversion of Preferred Stock to Class A
 Common Stock.............................  (9,424)   (401,218)  10,924     109       --      --        401,109          --
Purchase of stock by officers and awards
 of restricted stock......................      --          --      240       2       --      --          8,824      (8,202)
Repayment of notes receivable from
 officers.................................      --          --       --      --       --      --             --       6,241
Stock options and warrants exercised......      --          --      129       1       --      --          3,201          --
Class A Common Stock issued as
 consideration for Insignia Property Trust
 merger...................................      --          --    4,044      40       --      --        158,753          --
Class A Common Stock issued as
 consideration for First Union
 Acquisition..............................      --          --      530       5       --      --         21,135          --
Class A Common Stock Offering.............      --          --    1,383      14       --      --         54,598          --
Warrants exercised........................      --          --      343       4       --      --          2,021          --
Net income................................      --          --       --      --       --      --             --          --
Dividends paid -- Class A Common Stock....      --          --       --      --       --      --             --          --
Dividends paid -- Preferred Stock.........      --          --       --      --       --      --             --          --
                                            ------   ---------   ------    ----     ----     ---     ----------    --------
BALANCE DECEMBER 31, 1999.................  23,400   $ 641,250   66,803    $668       --     $--     $1,885,424    $(51,619)
                                            ======   =========   ======    ====     ====     ===     ==========    ========


                                                            UNREALIZED
                                            DISTRIBUTIONS      GAIN
                                              IN EXCESS      (LOSS) ON
                                             OF EARNINGS    INVESTMENTS     TOTAL
                                            -------------   -----------   ----------
BALANCE DECEMBER 31, 1996.................    $ (14,055)      $    --     $  215,749
Net proceeds from issuance of Class A
 Common Stock.............................           --            --        510,114
Net proceeds from issuance of Preferred
 Stock....................................           --            --         75,000
Net proceeds from issuance of Class C
 Preferred Stock..........................           --            --         58,110
Repurchase of Class A Common Stock from
 officer..................................           --            --             --
Conversion of Class B Common Stock to
 Class A Common Stock.....................           --            --             --
Conversion of operating partnership units
 to Class A Common Stock..................           --            --          8,621
Purchase of stock by officers.............           --            --          1,198
Repayment of notes receivable from
 officers.................................           --            --         14,540
Stock options and warrants exercised......           --            --           (327)
Class A Common Stock issued as
 consideration for NHP common stock.......           --            --        180,851
Net income................................       28,633            --         28,633
Dividends paid -- Class A Common Stock....      (44,660)           --        (44,660)
Dividends paid -- Preferred Stock.........         (846)           --           (846)
Unrealized loss on investments............           --        (1,683)        (1,683)
                                              ---------       -------     ----------
BALANCE DECEMBER 31, 1997.................      (30,928)       (1,683)     1,045,300
Net proceeds from issuances of Preferred
 Stock....................................           --            --        340,897
Repurchase of Class A Common Stock........           --            --        (11,067)
Conversion of Class B Common Stock to
 Class A Common Stock.....................           --            --             --
Conversion of operating partnership units
 to Class A Common Stock..................           --            --          5,795
Purchase of stock by officers and awards
 of restricted stock......................           --            --            155
Repayment of notes receivable from
 officers.................................           --            --          8,908
Stock options and warrants exercised......           --            --         11,015
Class A Common Stock issued as
 consideration for Ambassador common
 stock....................................           --            --        251,275
Class E Preferred Stock issued as
 consideration for Insignia common
 stock....................................           --            --        301,218
Issuance of warrants to purchase Class A
 Common Stock.............................           --            --          4,150
Net income................................       64,474            --         64,474
Dividends paid -- Class A Common Stock....     (100,045)           --       (100,045)
Dividends paid -- Preferred Stock.........      (21,194)           --        (21,194)
Unrealized gain (loss) on investments.....           --         1,683          1,683
                                              ---------       -------     ----------
BALANCE DECEMBER 31, 1998.................      (87,693)           --      1,902,564
Net proceeds from issuances of Preferred
 Stock....................................           --            --        233,101
Repurchase of Class A Common Stock........           --            --         (8,038)
Conversion of operating partnership units
 to Class A Common Stock..................           --            --         13,766
Conversion of Preferred Stock to Class A
 Common Stock.............................           --            --             --
Purchase of stock by officers and awards
 of restricted stock......................           --            --            624
Repayment of notes receivable from
 officers.................................           --            --          6,241
Stock options and warrants exercised......           --            --          3,202
Class A Common Stock issued as
 consideration for Insignia Property Trust
 merger...................................           --            --        158,793
Class A Common Stock issued as
 consideration for First Union
 Acquisition..............................           --            --         21,140
Class A Common Stock Offering.............           --            --         54,612
Warrants exercised........................           --            --          2,025
Net income................................       80,959            --         80,959
Dividends paid -- Class A Common Stock....     (154,654)           --       (154,654)
Dividends paid -- Preferred Stock.........      (51,507)           --        (51,507)
                                              ---------       -------     ----------
BALANCE DECEMBER 31, 1999.................    $(212,895)      $    --     $2,262,828
                                              =========       =======     ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  80,959   $  64,474   $  28,633
                                                              ---------   ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    151,166     101,610      43,520
    Gain (loss) on disposition of properties................      1,785      (4,674)     (2,720)
    Minority interest in operating partnership..............      2,753       5,182       4,064
    Minority interests in other entities....................        900         468      (1,008)
    Equity in losses of unconsolidated real estate
     partnerships...........................................      4,467       4,854       1,798
    Equity in earnings (losses) of unconsolidated
     subsidiaries...........................................      2,818     (11,570)     (4,636)
    Extraordinary loss on early extinguishment of debt......         --          --         269
    Changes in operating assets and operating liabilities...      8,409     (11,930)      3,112
                                                              ---------   ---------   ---------
        Total adjustments...................................    172,298      83,940      44,399
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    253,257     148,414      73,032
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate...................................   (103,354)   (155,456)   (376,315)
  Additions to real estate..................................   (114,026)    (79,675)    (26,966)
  Proceeds from sale of property held for sale..............     49,023      36,468      22,095
  Purchase of common stock, notes receivable, general and
    limited partnership interests and other assets..........   (233,640)    (56,760)   (199,146)
  Purchase of/additions to notes receivable.................   (103,943)    (81,587)    (60,575)
  Advances to unconsolidated real estate partnerships.......         --          --     (42,879)
  Proceeds from sale of notes receivable....................     17,788          --          --
  Proceeds from repayment of notes receivable...............     61,407      29,290          --
  Cash from newly consolidated properties...................     68,127          --          --
  Cash received in connection with acquisitions.............         --      60,777          --
  Cash paid for merger related costs........................    (19,347)    (78,568)         --
  Distributions received from investments in real estate
    partnerships............................................     87,284      15,673          --
  Distributions received from (contributions to)
    unconsolidated subsidiaries.............................      9,575     (13,032)    (13,996)
  Purchase of investments held for sale.....................         --      (4,935)    (19,881)
  Redemption of OP Units....................................         --        (516)         --
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (281,106)   (328,321)   (717,663)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............    297,536     102,115     225,436
  Principal repayments on secured notes payable.............    (53,572)    (93,469)    (12,512)
  Proceeds from secured tax-exempt bond financing...........     20,731     210,720          --
  Principal repayments on secured tax-exempt bond
    financing...............................................    (41,894)   (224,395)     (1,487)
  Payoff of unsecured short-term financing..................         --          --     (12,579)
  Proceeds from secured short-term financing................         --      57,140      19,050
  Repayments on secured short-term financing................     (4,522)    (34,333)         --
  Net paydowns on the revolving credit facilities...........   (151,100)    (46,262)   (162,008)
  Payment of loan costs, including proceeds and costs from
    interest rate hedges....................................    (16,070)     (7,407)     (6,387)
  Proceeds from issuance of common and preferred stock,
    exercise of options/warrants............................    293,225     386,912     644,095
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................      6,241       8,951      25,957
  Repurchase of common stock................................     (8,038)    (11,066)
  Payment of common stock dividends.........................   (154,654)   (100,045)    (44,660)
  Payment of distributions to minority interest.............    (32,898)    (15,531)     (5,510)
  Payment of preferred stock dividends......................    (96,837)    (21,194)       (846)
  Proceeds from issuance of High Performance Units..........         --       1,988          --
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........     58,148     214,124     668,549
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     30,299      34,217      23,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     71,305      37,088      13,170
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 101,604   $  71,305   $  37,088
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1999        1998       1997
                                                              ----------   --------   --------
SUPPLEMENTAL CASH INFORMATION:
  Interest paid.............................................  $  140,410   $ 91,795   $ 51,076
  Non Cash Transactions Associated with the Acquisition of
    Properties:
    Secured debt assumed in connection with purchase of real
      estate................................................     110,101    115,151    150,051
    Real estate, assets acquired............................     230,194     43,756     55,906
    Assumption of operating liabilities.....................      15,233        857         --
    Accrual of contingent consideration.....................      (4,500)     4,500         --
    OP Units issued.........................................      83,810         --         --
    Class A Common Stock issued.............................      21,140         --         --
  Non Cash Transactions Associated with Acquisition of
    Limited Partnership Interests and Interests in the
    Unconsolidated Subsidiaries:
    Issuance of OP Units for interests in unconsolidated
      real estate partnerships..............................      15,085      4,045      7,469
    Issuance of OP Units and assumption of liabilities for
      interests in unconsolidated subsidiaries..............       4,762         --         --
  Non Cash Transactions Associated with Mergers:
    Real estate.............................................       6,012    773,189    638,944
    Investments in and notes receivable from unconsolidated
      real estate partnerships..............................      97,708    801,467         --
    Investments in and notes receivable from unconsolidated
      subsidiaries..........................................     (13,137)    68,168         --
    Restricted cash.........................................          --     38,210         --
    Other assets............................................          --    110,969         --
    Secured debt............................................          --    764,543     71,055
    Unsecured debt..........................................          --      2,513         --
    Accounts payable, accrued and other liabilities.........      30,183    181,158    239,699
    Mandatorily redeemable convertible preferred securities
      of a subsidiary trust.................................          --    149,500         --
    Minority interest in other entities.....................     (98,353)   117,922         --
    Class A Common Stock issued.............................     158,753    552,492    185,061
  Non Cash Transactions Associated with Consolidation of
    Assets:
    Real estate.............................................   1,016,343     22,089
    Investments in and notes receivable from unconsolidated
      real estate partnerships..............................    (380,359)   (16,683)        --
    Restricted cash.........................................      43,605         --         --
    Secured debt............................................     561,129      4,679         --
    Accounts payable, accrued and other liabilities.........      44,361        727         --
    Minority interest in other entities.....................      77,774         --         --
  Non Cash Transfer of Assets to an Unconsolidated
    Subsidiary:
    Real estate.............................................     (32,091)        --         --
    Notes receivable........................................       6,245         --         --
    Secured debt............................................     (25,620)        --         --
  Other:
    Redemption of OP Units..................................      13,766      5,650      8,621
    Receipt of notes payable from officers..................       8,202     23,471     42,562
    Conversion of Preferred Stock into Class A Common
      Stock.................................................     401,218         --         --
    Tenders payable for purchase of limited partner
      interest..............................................      77,380         --         --

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

NOTE 1  ORGANIZATION

     Apartment Investment and Management Company ("AIMCO" or the "Company"), a Maryland corporation formed on January 10, 1994, is a self-administered and self-managed REIT engaged in the ownership, acquisition, development, expansion and management of multi-family apartment properties. As of December 31, 1999, the Company owned or managed 363,462 apartment units in 1,942 properties located in 48 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi-Housing Council, we believe that, as of December 31, 1999, AIMCO was the largest owner and manager of multi-family apartment properties in the United States. As of December 31, 1999, AIMCO:

     - owned or controlled 106,148 units in 373 apartment properties;

     - held an equity interest in 133,113 units in 751 apartment properties; and

     - managed 124,201 units in 818 apartment properties for third party owners and affiliates.

     AIMCO conducts substantially all of its operations through its operating partnership, AIMCO Properties, L.P. (the "AIMCO operating partnership"). Through a wholly owned subsidiary, AIMCO acts as the sole general partner of the AIMCO operating partnership. As of December 31, 1999, AIMCO owned approximately a 91% interest in the AIMCO operating partnership. AIMCO manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the "management companies".

     At December 31, 1999, AIMCO had 66,802,886 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 6,440,932 common units outstanding, for a combined total of 73,243,818 shares and units.

NOTE 2  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate partnerships. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the minority shareholders of Insignia Properties Trust (through February 26, 1999) are reflected as Minority Interest in Other Entities. Significant intercompany balances and transactions have been eliminated in consolidation.

     Interests in the AIMCO operating partnership held by limited partners other than AIMCO are referred to as "OP Units". The AIMCO operating partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The AIMCO operating partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's Class A Common Stock at the date of execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. During 1999, 1998 and 1997, the weighted average ownership interest in the AIMCO operating partnership held by the OP Unit holders was 9%, 12% and 13%, respectively.

     After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the AIMCO operating partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Real Estate and Depreciation

     Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1999, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1999, 1998 and 1997.

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

  Redevelopment

     The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $6.6 million, $2.8 million and $1.3 million was capitalized for the years ended December 31, 1999, 1998 and 1997, respectively.

  Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated partnerships (see Note 5).

  Investments in Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated subsidiaries (see Note 6).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Notes Receivable from Unconsolidated Real Estate Partnerships and Subsidiaries

     The Company has investments in numerous notes receivable, which were either extended by the Company or were made by predecessors whose positions have been acquired by the Company. Interest income is recognized on these investments based upon whether the collectibility of such amounts is both probable and estimable (see Note 7).

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

  Income Taxes

     AIMCO has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

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

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY properties, among other things. The following table reconciles the Company's net income to REIT taxable income for the year ended December 31, 1999:

Net income...............................................   $ 80,959
Losses from unconsolidated subsidiaries..................      2,559
Depreciation and amortization expenses not deductible for
  tax....................................................     70,733
Gain on disposition of properties........................     17,359
Interest income, not taxable.............................     (6,583)
Depreciation timing differences on real estate...........     13,881
Dividends on officer stock, not deductible for tax.......      2,435
Transaction and project costs, deductible for tax........     (7,349)
                                                            --------
REIT taxable income......................................   $173,994
                                                            ========

     For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 1999, 1998 and 1997, distributions paid per share were taxable as follows:

                                             1999                  1998                  1997
                                      -------------------   -------------------   -------------------
                                      AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
                                      ------   ----------   ------   ----------   ------   ----------
Ordinary income.....................  $2.04        82%      $0.90        40%      $1.74        94%
Return of capital...................   0.16         6%       1.33        59%         --        --
Capital gains.......................   0.12         5%         --        --        0.04         2%
Unrecaptured SEC.1250 gain..........   0.18         7%       0.02         1%       0.07         4%
                                      -----       ---       -----       ---       -----       ---
                                      $2.50       100%      $2.25       100%      $1.85       100%
                                      =====       ===       =====       ===       =====       ===

  Earnings Per Share

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 18).

  Fair Value of Financial Instruments

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term unsecured debt as of December 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

  Reclassifications

     Certain items included in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

  Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 3 -- REAL ESTATE

     Real estate at December 31, 1999 and 1998, is as follows (in thousands):

                                                                 1999         1998
                                                              ----------   ----------
Land........................................................  $  661,502   $  413,577
Buildings and improvements..................................   3,847,033    2,389,021
                                                              ----------   ----------
                                                               4,508,535    2,802,598
Accumulated depreciation....................................    (416,497)    (228,880)
                                                              ----------   ----------
                                                              $4,092,038   $2,573,718
                                                              ==========   ==========

     During the years ended December 31, 1999 and 1998, the Company purchased 28 properties (12,721 units) and 82 properties (22,459 units), respectively, and disposed of eight properties (2,309 units) and five properties (1,468 units), respectively, as described below.

     The Company directly acquired 28 apartment communities in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust (see Note 4)). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million Preferred OP Units, 0.9 million common OP Units and 0.5 million shares of Class A Common Stock with a total recorded value of $116.8 million, the assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. Four of these assets were then contributed to an unconsolidated subsidiary

     The Company directly acquired 30 apartment communities in unrelated transactions during 1998 (not including those acquired in connection with the mergers with Ambassador Apartments, Inc. and Insignia Financial Group, Inc. (see
Note 4)). The aggregate consideration paid by the Company of $316.5 million consisted of $96.0 million in cash, 1.2 million OP Units with a total recorded value of $48.2 million, and the assumption of $172.3 million of secured long-term indebtedness.

     In addition to the acquisitions described above, in 1999 the Company acquired controlling interests in partnerships owning 125 properties (34,228 units) and began consolidating these entities. Control was obtained through the purchase of limited partnership interests from unaffiliated third parties or other increases in the Company's equity investment in the partnerships.

     During 1999, the Company sold eight properties containing 2,309 units to unaffiliated third parties. Cash proceeds from the sales of approximately $49.0 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a loss of approximately $1.8 million on the disposition of these properties, of which 96% of the loss related to one property.

     During 1998, the Company sold five apartment properties containing 1,468 units to unaffiliated third parties. Cash proceeds from the sales of approximately $40.1 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $4.7 million on the disposition of these five properties.

NOTE 4 -- MERGERS

  NHP Merger

     In May and September 1997, the Company acquired an aggregate of approximately 6.9 million shares of common stock ("NHP Common Stock") of NHP. On December 8, 1997, the Company acquired the remaining shares of NHP Common Stock in a merger transaction accounted for as a purchase (the "NHP Merger"). Pursuant to the NHP Merger, each outstanding share of NHP Common Stock was converted into either (i) 0.74766 shares of Class A Common Stock or (ii) at the stockholder's option, 0.37383 shares of

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

Class A Common Stock and $10.00 in cash. As a result of the NHP Merger, AIMCO issued approximately 6.8 million shares of Class A Common Stock, valued at $180.8 million, and paid $86.5 million in cash. The total cost of the purchase was $349.5 million.

  Ambassador Merger

     On May 8, 1998, Ambassador Apartments, Inc. ("Ambassador"), was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the AIMCO operating partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Merger

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware Corporation, ("Insignia") was merged with and into AIMCO with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including a $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of Class A Common Stock. On January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired: (i) Insignia's interests in Insignia Properties Trust, ("IPT"), a Maryland REIT, which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P., IPT's operating partnership; (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multi-family co-investments; (v) Insignia's ownership of subsidiaries that control multi-family properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and
(vii) assets incidental to the foregoing businesses. Insignia owned or managed in excess of 170,000 apartment units.

  Insignia Properties Trust Merger

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO was converted into the right to receive

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

0.3601 shares of Class A Common Stock, resulting in the issuance of approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million).

NOTE 5 -- INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company owns general and limited partner interests in approximately 900 partnerships which it acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company's total ownership interests in these unconsolidated real estate partnerships range from 1% to 99%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, the Company does not possess control of these partnerships.

     During 1999 and 1998, the Company made separate offers to the limited partners of approximately 600 and 300 partnerships, respectively, to acquire their limited partnership interests. The Company paid approximately $271 million and $96 million during 1999 and 1998, respectively, in connection with such tender offers.

     The following table provides selected combined financial information for the Company's unconsolidated real estate partnerships as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                 1999         1998
                                                              ----------   ----------
Real estate, net of accumulated depreciation................  $2,930,748   $3,705,342
Total assets................................................   3,501,195    4,221,817
Secured notes payable.......................................   2,940,819    3,234,310
Total liabilities...........................................   3,536,646    3,547,859
Partners' capital (deficit).................................     (35,451)     673,958
Rental and other property revenues..........................   1,120,888      873,531
Property operating expenses.................................    (582,523)    (524,010)
Depreciation expense........................................    (237,066)    (151,569)
Interest expense............................................    (269,163)    (220,134)
Net income (loss)...........................................      42,106      (12,468)

NOTE 6 -- INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations in which the AIMCO operating partnership holds non-voting preferred stock and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock. Effective January 1, 1999, a portion of the voting common stock was purchased by the Company and was exchanged for non-voting preferred stock, bringing the total voting common stock interests to represent a 1% economic interest and the non-voting preferred stock to represent a 99% economic interest.

     As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, AIMCO accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 1999, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc., AIMCO/NHP Properties, Inc., NHP Management Company, and NHP A&R Services, Inc.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table provides selected combined financial information for the Company's unconsolidated subsidiaries as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                1999        1998
                                                              ---------   --------
Management contracts........................................  $  25,181   $122,291
Total assets................................................    166,019    236,976
Total liabilities...........................................    128,423    169,560
Stockholders' equity........................................     37,596     67,416
Service company revenues....................................    139,667     99,845
Service company expenses....................................   (133,231)   (70,771)
Interest expense............................................     (7,832)    (7,699)
Net income (loss)...........................................     (2,848)    12,177

NOTE 7 -- INTEREST INCOME RECOGNITION

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

     As of December 31, 1999 and 1998, the Company held $157.3 million and $212.3 million, respectively, of par value notes, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the year ended December 31, 1999, 1998 and 1997, totaled $12.8 million, $15.3 million, and $0.4 million, respectively. The decrease in the Company's investment in par value notes from December 31, 1998 to December 31, 1999 is primarily due to a reduction in certain notes receivable from the unconsolidated subsidiaries during 1999.

     As of December 31, 1999 and 1998, the Company held discounted notes, including accrued interest, with a carrying value of $92.5 million and $52.0 million, respectively. The total face value plus accrued interest of these notes was $173.1 million at December 31, 1999. In general, interest income from the discounted notes is not recognized as it is earned because the timing and amounts of cash flows are not probable and estimable. The increase in the Company's investment in discounted notes from December 31, 1998 to December 31, 1999 is primarily due to a purchase of a portfolio of discounted notes for approximately $26.1 million.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the years ended December 31, 1999 and 1998, the Company recognized deferred interest income and discounts of approximately $32.5 million ($0.52 per basic and $0.51 per diluted share), and $1.4 million ($0.03 per basic and diluted share), respectively. There was no recognition of deferred interest income and discounts for the year ended December 31, 1997.

NOTE 8 -- SECURED NOTES PAYABLE

     During 1999, the Company issued $392.5 million of long-term fixed rate, fully amortizing non-recourse notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY thirty-eight properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $356.3 million to repay existing debt.

     The following table summarizes the Company's secured notes payable at December 31, 1999 and 1998, all of which are non-recourse to the Company (in thousands):

                                                                 1999        1998
                                                              ----------   --------
Fixed rate, ranging from 5.99% to 10.13%, fully-amortizing
  notes maturing at various dates through 2034..............  $1,597,772   $659,953
Fixed rate, ranging from 5.00% to 10.63%, non-amortizing
  notes maturing at various dates through 2029..............     356,487    178,258
Floating rate, ranging from 5.0% to 7.1%, non-amortizing
  notes.....................................................          --      5,580
                                                              ----------   --------
          Total.............................................  $1,954,259   $843,791
                                                              ==========   ========

     As of December 31, 1999, the scheduled principal amortization and balloon payments for the Company's secured notes payable are as follows (in thousands):

2000........................................................   $   30,074
2001........................................................       78,739
2002........................................................       57,144
2003........................................................      129,448
2004........................................................      178,886
Thereafter..................................................    1,479,968
                                                               ----------
                                                               $1,954,259
                                                               ==========

NOTE 9 -- SECURED TAX-EXEMPT BOND FINANCING

     During 1999, the Company issued $17.8 million of long-term fixed rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 7.1%. Each of the bonds is individually secured by one of two properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $17.3 million to repay existing debt.

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador Apartments, Inc. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 22 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid $11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1999 and 1998, all of which is non-recourse to the Company (in thousands):

                                                                1999       1998
                                                              --------   --------
7.0% fully-amortizing bonds, due July 2016..................  $ 43,889   $ 45,237
6.9% fully-amortizing bonds, due July 2016..................     8,987      9,267
Fixed rate fully-amortizing bonds, ranging from 5.1% to
  5.8%, due 2021............................................   157,578    159,555
Fixed rate fully-amortizing bonds, ranging from 6.5% to
  7.3%, due at various dates through 2028...................    79,866     78,926
Fixed rate non-amortizing bonds, ranging from 5.0% to 8.19%,
  due at various dates through 2017.........................    50,158     55,747
4.0% interest-only bonds, due December 2020.................     4,453      4,525
Floating rate non-amortizing bonds, due 2001 and 2008.......    31,689         --
Variable rate bonds, ranging from 4.9% to 5.3%, due 2021....    44,210     45,345
                                                              --------   --------
          Total.............................................  $420,830   $398,602
                                                              ========   ========

     As of December 31, 1999, the scheduled principal amortization and balloon payments for the Company's secured tax-exempt bonds are as follows (in thousands):

2000........................................................   $ 21,761
2001........................................................     13,978
2002........................................................      9,752
2003........................................................     10,239
2004........................................................     26,842
Thereafter..................................................    338,258
                                                               --------
                                                               $420,830
                                                               ========

NOTE 10 -- UNSECURED SHORT-TERM FINANCING

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. At December 31, 1999, the weighted average interest rate was 8.84%, the balance was $209.2 million, and the remaining available credit was $90.8 million.

NOTE 11 -- SECURED SHORT-TERM FINANCING

     In February 1999, the Company terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

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

  Limited Partnerships

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

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company is also subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for a disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Operating Leases

     The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 1999 are as follows (in thousands):

                                                       OPERATING LEASE   SUBLEASE
                                                          PAYMENTS       PAYMENTS
                                                       ---------------   --------
2000.................................................      $11,792        $3,037
2001.................................................       10,429         2,250
2002.................................................        5,295            81
2003.................................................        3,602            --
2004.................................................        2,936            --
                                                           -------        ------
Total................................................      $34,054        $5,368
                                                           =======        ======

     Under the Company's current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company's unconsolidated subsidiaries (see Note 6). Rent expense recognized by the unconsolidated subsidiaries totaled $5.8 and $6.2 million in 1999 and 1998, respectively. Rent expense recognized by the Company totaled $0.7 million in 1997. Sublease payments for 1999, 1998 and 1997 were not material.

NOTE 13 -- TRUST BASED CONVERTIBLE PREFERRED SECURITIES

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

NOTE 14 -- TRANSACTIONS INVOLVING MINORITY INTEREST IN OPERATING PARTNERSHIP

     In 1999, the Company completed tender offers for limited partnership interests resulting in the issuance of 1,084,000 Common OP Units, 11,000 Class Two Preferred OP Units, 1,682,000 Class Three Preferred OP Units, and 580,000 Class Four Preferred OP Units.

     In 1998, the Company acquired Calhoun Beach Club Apartments, a 351 unit, high-rise apartment community and 83,300 square feet of commercial space for approximately $77.1 million, including the issuance of 90,000 Class One Preferred OP Units valued at $9.0 million and approximately 100,300 common OP units valued at $4.1 million. The Company also withheld, as contingent consideration, approximately 109,800 common OP units valued at approximately $4.5 million. In September 1999, the contingent consideration was met and the 109,800 common OP units were issued.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     As of December 31, 1999 and 1998, the following amounts of preferred OP Units are outstanding (in thousands):

                                                              1999    1998
                                                              -----   ----
Class One Partnership Preferred Units, redeemable to Class A
  Common Stock in one year,
  holder to receive dividends at 8% ($2.00 per annum per
  unit).....................................................     90     90
Class Two Partnership Preferred Units, redeemable to Class A
  Common Stock in one year,
  holders to receive dividends at 8% ($2.00 per annum per
  unit).....................................................     11     --
Class Three Partnership Preferred Units, redeemable to Class
  A Common Stock in one
  year, holders to receive dividends at 9.5% ($2.375 per
  annum per unit)...........................................  1,682     --
Class Four Partnership Preferred Units, redeemable to Class
  A Common Stock in two
  years, holders to receive dividends at 8% ($2.00 per annum
  per unit).................................................    580     --
                                                                        --
                                                              -----
                                                              2,363     90
                                                                        --
                                                                        --
                                                              =====

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

NOTE 15 -- REGISTRATION STATEMENTS

     In August 1998, AIMCO and the AIMCO operating partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from a 1997 shelf registration statement) and $500 million of debt securities of the AIMCO operating partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1999, the Company had $1,088 million available and the AIMCO operating partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 16 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At December 31, 1999 and 1998, the Company had the following classes of preferred stock outstanding:

                                                                1999       1998
                                                              --------   --------
Class B Cumulative Convertible Preferred Stock, $.01 par
  value, 750,000 shares authorized, 750,000 and 750,000
  shares issued and outstanding.............................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,400,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,200,000 shares authorized, 4,200,000 and 4,200,000
  shares issued and outstanding; dividends payable at 8.75%,
  per annum.................................................   105,000    105,000
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and 4,050,000
  shares issued and outstanding; dividends payable at
  9.375%, per annum.........................................   101,250    101,250
Class H Cumulative Preferred Stock, $.01 par value,
  2,000,000 shares authorized, 2,000,000 and 2,000,000
  shares issued and outstanding; dividends payable at 9.5%,
  per annum.................................................    50,000     50,000
Class J Cumulative Convertible Preferred Stock, $.01 par
  value, 1,250,000 shares authorized, 250,000 and 1,250,000
  shares issued and outstanding.............................        --    100,000
Class K Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class L Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and no
  shares issued and outstanding.............................   125,000         --
Class E Cumulative Convertible Preferred Stock, $.01 par
  value, no shares authorized, no shares and 8,423,658
  shares issued and outstanding.............................        --    301,218
                                                              --------   --------
                                                              $641,250   $792,468
                                                              ========   ========

     All classes of preferred stock are on equal parity and are senior to the Class A Common Stock, except the Class E Preferred Stock, which was junior to all other classes of preferred stock and senior to the Class A Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders.

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

     Holders of the Class J Cumulative Convertible Preferred Stock (the "Class J Preferred Stock") were entitled to receive cash dividends at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per share) for the period beginning November 6, 1998 and lasting until November 15, 1998, and 8% per annum of the liquidation preference (equivalent to $8 per annum per share) for the period beginning November 15, 1998 and lasting until November 15, 1999. On May 14, 1999, the Company notified the holders of the Class J Preferred Stock that the defined internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Stock into
2.5 million shares of Class A Common Stock.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     Class K Convertible Cumulative Preferred Stock (the "Class K Preferred Stock"), which was issued on February 18, 1999, are entitled to receive cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred is convertible.

     Holder of Class L Convertible Cumulative Preferred Stock (the "Class L Preferred Stock"), which was issued on May 28, 1999, are entitled to receive cash dividends in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of
(i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible.

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

     The dividends paid on each class of preferred stock for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands, except per share data):

                                         1999                   1998                  1997
                                 --------------------   --------------------   -------------------
                                  AMOUNT       TOTAL     AMOUNT       TOTAL     AMOUNT      TOTAL
CLASS OF                           PER        AMOUNT      PER        AMOUNT      PER        AMOUNT
PREFERRED STOCK                  SHARE(1)      PAID     SHARE(1)      PAID     SHARE(1)      PAID
---------------                  --------     -------   --------     -------   --------     ------
Class B........................   $8.21       $ 6,158    $7.39       $ 5,542    $1.13(2)     $846
Class C........................    2.25         5,400     1.89(3)      4,538       --          --
Class D........................    2.19         9,188     1.40(3)      5,869       --          --
Class E........................      --            --     0.22(4)      1,892       --          --
Class G........................    2.34         9,492     0.59(3)      2,373       --          --
Class H........................    2.38         4,750     0.40(3)        805       --          --
Class J........................    3.16(5)      3,956     0.14(3)        175       --          --
Class K........................    1.50(6)      7,500       --            --       --          --
Class L........................    1.01(6)      5,063       --            --       --          --
                                              -------                -------                 ----
                                              $51,507                $21,194                 $846
                                              =======                =======                 ====

---------------

(1) Amounts per share are calculated based on number of preferred shares outstanding at the end of each year.

(2) For the period from the date of issuance to December 31, 1997.

(3) For the period from the date of issuance to December 31, 1998.

(4) For the period from the date of issuance to December 31, 1998. The Class E Preferred Stock was converted to Class A Common Stock on January 15, 1999.

(5) For the period from January 1, 1999 to the date of conversion to Class A Common Stock.

(6) For the period from the date of issuance to December 31, 1999.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

  Common Stock

     During 1999 and 1998, the Company issued approximately 215,000 and 600,000 shares, respectively, of Class A Common Stock to certain executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable totaling $8.2 million and $23.5 million, respectively. Total payments on such notes from officers in 1999 and 1998 were $6.2 million and $8.9 million, respectively. In addition, in 1999 and 1998, the Company issued approximately 37,000 and 40,000 restricted shares of Class A Common Stock, respectively, to certain executive officers.

     On September 15, 1999, the Company completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors. The net proceeds of approximately $54.6 million were used to repay outstanding indebtedness under the new credit facility.

     During 1999, the Company repurchased 205,300 shares of Class A Common Stock at an average price of $38.82 per share.

NOTE 17 -- STOCK OPTION PLANS AND STOCK WARRANTS

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of the Company's employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY options and warrants were estimated at the date of grant using a Black-Scholes valuation model with the following assumptions:

                                                 1999        1998        1997
                                              ----------  ----------  ----------
                                               4.5% to     4.4% to     5.8% to
Range of risk free interest rates...........     6.5%        5.6%        6.6%
Expected dividend yield.....................     6.6%        6.0%        6.0%
Volatility factor of the expected market
  price of the Company's common stock.......    0.183       0.183       0.175
Weighted average expected life of options...  4.5 years   4.5 years   4.5 years

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except per share data):

                                                           1999      1998      1997
                                                          -------   -------   -------
Pro forma net income attributable to common
  stockholders..........................................  $17,606   $34,396   $26,096
Pro forma basic earnings per common share...............  $  0.28   $  0.76   $  1.00
Pro forma diluted earnings per common share.............  $  0.28   $  0.75   $  1.00

     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the option and warrants activity for the years ended December 31, 1999, 1998 and 1997:

                                 1999                   1998                   1997
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                          OPTIONS    AVERAGE     OPTIONS    AVERAGE     OPTIONS    AVERAGE
                            AND      EXERCISE      AND      EXERCISE      AND      EXERCISE
                         WARRANTS     PRICE     WARRANTS     PRICE     WARRANTS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  7,450,000    $36.21    1,684,000    $30.53      505,000    $20.74
Granted................  1,000,000     37.14    5,811,000     37.78      627,000     38.77
Assumed in connection
  with acquisitions....         --        --      671,000     25.99      995,000     24.77
Exercised..............   (490,000)    13.78     (661,000)    25.19     (437,000)    18.11
Forfeited..............   (175,000)    34.68      (55,000)    35.71       (6,000)    18.50
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  7,785,000    $37.78    7,450,000    $36.21    1,684,000    $30.53
Exercisable at end of
  year.................  1,643,000    $37.55    1,793,000    $31.69      690,000    $19.95
Weighted-average fair
  value of options and
  warrants granted
  during the year......               $ 3.41                 $ 3.70                 $ 3.24

     At December 31, 1999, exercise prices for outstanding and exercisable options range from $15.21 to $43.85 and warrants range from $36.00 to $51.67, and the remaining weighted-average contractual life of the options and warrants is 9.06 years.

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

     In connection with the Insignia merger, the Company assumed warrants that allowed the holders to purchase shares of Class A Common Stock at prices ranging from approximately $4 to $52 per share. As of December 31, 1999, approximately 15,000 of the Insignia warrants were still outstanding.

     On December 14, 1998, the Company sold, in a private placement, a warrant to purchase 875,000 shares of Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon a redemption of the Class B partnership preferred units issued by a subsidiary of the AIMCO Operating Partnership (see Note 14).

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 18  EARNINGS PER SHARE

     The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share data):

                                                          1999       1998      1997
                                                        --------   --------   -------
Numerator:
Net income............................................  $ 80,959   $ 64,474   $28,633
Preferred stock dividends.............................   (56,885)   (26,533)   (2,315)
                                                        --------   --------   -------
Numerator for basic and diluted earnings per
  share -- income attributable to common
  stockholders........................................  $ 24,074   $ 37,941   $26,318
                                                        ========   ========   =======
Denominator:
Denominator for basic earnings per share -- weighted
  average number of shares of common stock
  outstanding.........................................    62,242     45,187    24,055
Effect of dilutive securities:
Dilutive potential common shares......................     1,204      2,437       381
                                                        --------   --------   -------
Denominator for diluted earnings per share............    63,446     47,624    24,436
                                                        ========   ========   =======
Basic earnings per common share:
  Operations..........................................  $   0.42   $   0.74   $  0.99
  Gain on disposition of properties...................     (0.03)      0.10      0.11
  Extraordinary item..................................        --         --     (0.01)
                                                        --------   --------   -------
          Total.......................................  $   0.39   $   0.84   $  1.09
                                                        ========   ========   =======
Diluted earnings per common share:
  Operations..........................................  $   0.41   $   0.70   $  0.98
  Gain on dispositions of properties..................     (0.03)      0.10      0.11
  Extraordinary item..................................        --         --     (0.01)
                                                        --------   --------   -------
          Total.......................................  $   0.38   $   0.80   $  1.08
                                                        ========   ========   =======

     The Class B Preferred Stock, the Class J Preferred Stock, the Class K Preferred Stock, and the Class L Preferred Stock are convertible into Class A Common Stock (see Note 16). The Class C Preferred Stock, the Class D Preferred Stock, the Class G Preferred Stock, and the Class H Preferred Stock are not convertible.

NOTE 19  RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect the Statement to have a significant impact on its financial position and results of operations.

NOTE 20  TRANSACTIONS WITH AFFILIATES

     In January 1998, AIMCO's operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture of twelve members of AIMCO's senior management and three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing the product of
(i)(a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units. If the measurement period had ended December 31, 1999, the Excess Return would have been $83.8 million and the value of the High Performance Units would have been $12.6 million.

     Fees earned based on services provided by the Company, as general partner, to real estate partnerships for customary services including refinancing, construction supervisory and disposition fees for the years ended December 31, 1999 and 1998 were $14.2 million and $6.4 million, respectively. Fees earned by the Company for the year ended December 31, 1997 were not significant.

NOTE 21  EMPLOYEE BENEFIT PLANS

     The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50%-100% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation. The Company match percentage is based on employee tenure.

NOTE 22  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized unaudited consolidated quarterly information for 1999 and 1998 is provided below (amounts in thousands, except per share amounts).

                                                                      QUARTER
                                                     -----------------------------------------
YEAR ENDED DECEMBER 31, 1999                          FIRST      SECOND     THIRD      FOURTH
----------------------------                         --------   --------   --------   --------
Revenue from property operations...................  $112,586   $116,237   $120,398   $184,696
Income from property operations....................    38,802     39,815     40,456     52,969
Revenue from service company business..............     8,556      7,536     10,280     17,083
Company's share of income from service company
  business.........................................      (346)     5,150     (4,315)    17,496
Income before minority interest in operating
  partnership......................................    15,175     23,993     19,889     24,655
Net income.........................................    13,956     23,117     19,487     24,399
Basic earnings per common share....................  $   0.01   $   0.15   $   0.08   $   0.15
Diluted earnings per common share..................  $   0.01   $   0.14   $   0.07   $   0.15
Weighted average common shares outstanding.........    56,468     62,323     64,370     65,805
Weighted average common shares and common share
  equivalents outstanding..........................    58,412     63,552     65,451     66,368

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                                       QUARTER
                                                       ---------------------------------------
YEAR ENDED DECEMBER 31, 1998                            FIRST    SECOND     THIRD      FOURTH
----------------------------                           -------   -------   --------   --------
Revenue from property operations.....................  $71,336   $89,928   $104,436   $111,439
Income from property operations......................   28,918    33,701     33,943     37,388
Revenue from service company business................    4,821     4,741      4,406     10,135
Company's share of income from service company
  Business...........................................      992     1,183      1,775      1,475
Income before minority interest in operating
  partnership........................................   23,930    14,594     17,745     13,387
Net income...........................................   21,642    13,620     16,582     12,630
Basic earnings per common share......................  $  0.44   $  0.19   $   0.19   $   0.05
Diluted earnings per common share....................  $  0.43   $  0.19   $   0.19   $   0.05
Weighted average common shares outstanding...........   41,128    45,298     47,062     47,261
Weighted average common shares and common share
  equivalents outstanding............................   41,310    45,539     47,403     56,244

NOTE 23 INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1999, 1998 or 1997.

     Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following table presents the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the year ended December 31, 1999, from the components of the Company and a reconciliation of free cash flow to funds from operations, less a reserve for capital replacements, and net income (in thousands, except equivalent units and monthly rents):

                                                  CONSOLIDATED   UNCONSOLIDATED     TOTAL     CONTR. %
                                                  ------------   --------------   ---------   --------
REAL ESTATE:
  Conventional:
     Average monthly rent greater than $800 per
       unit (9,008 equivalent units)............   $  62,428       $  15,672      $  78,100      15 %
     Average monthly rent $700 to $800 per unit
       (9,310 equivalent units).................      36,295          21,332         57,627      11 %
     Average monthly rent $600 to $700 per unit
       (16,494 equivalent units)................      58,518          27,615         86,133      16 %
     Average monthly rent $500 to $600 per unit
       (29,492 equivalent units)................      78,163          32,336        110,499      21 %
     Average monthly rent less than $500 per
       unit (29,387 equivalent units)...........      36,348          20,037         56,385      11 %
                                                   ---------       ---------      ---------     ---
       Subtotal conventional real estate
          contribution to free cash flow(1).....     271,752         116,992        388,744      74 %
  Affordable (9,809 equivalent units)...........       5,131          31,964         37,095       7 %

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                  CONSOLIDATED   UNCONSOLIDATED     TOTAL     CONTR. %
                                                  ------------   --------------   ---------   --------
  College housing (average rent of $663 per
     month) (2,214 equivalent units)............       3,633           4,553          8,186       2 %
  Other real estate.............................       1,933           4,956          6,889       1 %
  Resident services.............................       1,914             436          2,350      --
  Minority interest.............................     (22,212)             --        (22,212)     (4)%
                                                   ---------       ---------      ---------     ---
          Total real estate contribution to free
            cash flow(1)........................     262,151         158,901        421,052      80 %
                                                   ---------       ---------      ---------     ---
SERVICE BUSINESSES:
  Management contracts (property and asset
     management)
     Controlled properties......................      18,999          16,396         35,395       7 %
     Third party with terms in excess of one
       year.....................................          --          10,281         10,281       2 %
     Third party cancelable in 30 days..........          --             908            908      --
                                                   ---------       ---------      ---------     ---
       Subtotal management contracts
          contribution to free cash flow(1).....      18,999          27,585         46,584       9 %
  Buyers Access.................................          --           3,314          3,314       1 %
  Other service businesses......................       4,068          (2,703)         1,365      --
                                                   ---------       ---------      ---------     ---
          Total service businesses contribution
            to free cash flow(1)................      23,067          28,196         51,263      10 %
                                                   ---------       ---------      ---------     ---
INTEREST INCOME:
  General partner loan interest.................      12,243              --         12,243       2 %
  Notes receivable from officers................         869              --            869      --
  Other notes receivable........................       8,863              --          8,863       2 %
  Money market and interest bearing accounts....       8,286           1,568          9,854       2 %
                                                   ---------       ---------      ---------     ---
       Subtotal interest income.................      30,261           1,568         31,829       6 %
  Accretion of loan discount(2).................      32,460              --         32,460       6 %
                                                   ---------       ---------      ---------     ---
          Total interest income contribution to
            free cash flow(1)...................      62,721           1,568         64,289      12 %
                                                   ---------       ---------      ---------     ---
FEES:
  Disposition fees..............................       3,070             801          3,871       1 %
  Refinancing fees..............................         283             331            614      --
                                                   ---------       ---------      ---------     ---
          Total fees contribution to free cash
            flow(1).............................       3,353           1,132          4,485       1 %
                                                   ---------       ---------      ---------     ---
GENERAL AND ADMINISTRATIVE EXPENSES.............     (13,112)             --        (13,112)     (3)%
                                                   ---------       ---------      ---------     ---
          Total contribution to free cash flow
            from business components(1).........     338,180         189,797        527,977     100 %
                                                   ---------       ---------      ---------     ---
OTHER EXPENSES:
Interest expense:
  Secured debt
     Long-term, fixed rate......................    (107,368)        (63,112)      (170,480)
     Long-term, variable rate...................      (1,314)         (2,008)        (3,322)
     Short-term.................................     (14,906)         (2,846)       (17,752)
  General partner loans and deferred acquisition
     notes......................................          --          (1,744)        (1,744)
  Lines of credit and other unsecured debt......     (13,378)           (384)       (13,762)
  Interest on notes payable to AIMCO............          --          (7,401)        (7,401)

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                  CONSOLIDATED   UNCONSOLIDATED     TOTAL     CONTR. %
                                                  ------------   --------------   ---------   --------
  Convertible preferred securities..............      (4,858)             --         (4,858)
  Interest capitalized..........................       6,588              93          6,681
                                                   ---------       ---------      ---------
          Total interest expense before minority
            interest............................    (135,236)        (77,402)      (212,638)
  Minority interest share of interest expense...      11,248              --         11,248
                                                   ---------       ---------      ---------
          Total interest expense after minority
            interest............................    (123,988)        (77,402)      (201,390)
                                                   ---------       ---------      ---------
  Funds from operations, less a reserve for
     capital replacements, before preferred
     dividends(1)...............................     214,192         112,395        326,587
Preferred Stock and Preferred OP Unit
  dividends.....................................     (33,943)             --        (33,943)
                                                   ---------       ---------      ---------
  Funds from operations, less a reserve for
     capital replacements(1)....................     180,249         112,395        292,644
Capital replacement reserve.....................      19,434           9,281         28,715
Preferred Stock and Preferred OP Unit
  dividends.....................................      33,943              --         33,943
Equity in losses of unconsolidated real estate
  partnerships..................................      (4,467)          4,467             --
Equity in losses of unconsolidated
  subsidiaries..................................      (2,818)          2,818             --
Additional interest expense on convertible
  preferred securities..........................      (4,858)             --         (4,858)
Loss on disposition of properties...............      (1,785)             --         (1,785)
Depreciation....................................    (131,753)       (104,764)      (236,517)
Minority interest in depreciation...............      10,064              --         10,064
Amortization....................................     (14,297)        (22,434)       (36,731)
Deferred tax provision..........................          --          (1,763)        (1,763)
Minority interest in operating partnership......      (2,753)             --         (2,753)
                                                   ---------       ---------      ---------
          Net income............................   $  80,959       $      --      $  80,959
                                                   =========       =========      =========

---------------

(1) "Funds from operations" and "free cash flow" are measurement standards used by the Company's management, as follows:

     - The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for capital replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve (or adjusted funds from operations, "AFFO") provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO operating partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     - Free cash flow is defined by the Company as AFFO plus interest expense and Preferred Stock dividends. It measures profitability prior to the cost of capital. Free cash flow should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY with GAAP, as an indication of the Company's performance or as a measure of liquidity. Free cash flow is not necessarily indicative of cash available to fund future cash needs.

(2) See Note 7.

NOTE 24  SUBSEQUENT EVENTS

  Dividend Declared

     On January 19, 2000, the Board of Directors declared a quarterly cash dividend of $0.70 per common share for the quarter ended December 31, 1999, paid on February 11, 2000, to stockholders of record on February 4, 2000. The increased dividend is equivalent to an annualized dividend rate of $2.80 per common share, a 12% increase from the previous annual dividend rate of $2.50.

  Class M Preferred Stock

     On January 13, 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share ("Class M Preferred Stock") in a direct placement. The net proceeds of $30.0 million were used to repay certain indebtedness and for working capital. For three years, holders of the Class M Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash dividends (payable quarterly) payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class M Preferred is convertible. The Class M Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class M Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

                                                                    SCHEDULE III

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
100 Forest Place.............   Oct-97    OakPark, IL                   1986      234     $  2,498    $   14,154     $  3,591
40th North...................   Jul-94    Phoenix, AZ                   1970      556        2,546        14,437        2,156
Alpine Village...............   Oct-98    Birmingham, AL                1972      160          751         3,034           83
Anchorage....................   Nov-96    League City, TX               1985      264          523         9,097        1,994
Arbor Crossing...............   May-97    Lithonia, GA                  1988      240        1,879        10,647        1,517
Arbor Station................   Apr-98    Montgomery, AL                1987      264        1,627         9,218          702
Arbor Station II.............   Apr-99    Montgomery, AL                1988      288          198         1,133           --
Arbors.......................   Oct-97    Tempe, AZ                     1971      200        1,092         6,189          509
Arbors.......................   May-98    Deland, FL                    1983      224        1,507         8,537          936
Ashford Plantation...........   Dec-95    Atlanta, GA                   1975      211        2,770         9,956        1,604
Aspen Hills..................   May-98    Austin, TX                    1986      344        2,645        14,989          518
Aspen Point..................   Jul-99    Arvada, CO                    1974      120          288         5,935          135
Atriums of Plantation........   Aug-98    Plantation, FL                1980      210        1,807         9,756          799
Baldwin Oaks.................   May-97    Parsippany, NJ                1980      251          689         7,226          201
Barcelona....................   Oct-98    Houston, TX                   1963      126          852         4,184          275
Bay Club.....................   Apr-97    Aventura, FL                  1990      702       10,530        60,830        2,523
Baymeadows...................   Oct-98    Jacksonville, FL              1972      904        5,308        20,953          163
Beacon Hill..................   Oct-97    Chamblee, GA                  1978      120          928         5,261          406
Beech Lake...................   May-99    Durham, NC                    1986      345        2,284        13,011           --
Bella Vista..................   Jul-99    Miami, FL                     1986      352        2,560        14,660           --
Bent Oaks....................   May-98    Austin, TX                    1979      146        1,117         6,328          227
Blossomtree..................   Oct-97    Scottsdale, AZ                1970      125          535         3,029          381
Boardwalk....................   Dec-95    Tamarac, FL                   1986      291        3,350         8,196        1,283
Boulder Creek (Bluffs).......   Sep-83    Boulder, CO                   1971      232          696         7,779        5,657
Bradford Place...............   Dec-99    Suitland, MD                  1968      214        1,176         6,666           --
Braesview....................   May-98    San Antonio, TX               1982      396        3,135        17,764          392
Brandywine...................   Apr-83    St. Petersburg, FL            1971      477        1,423        11,336        2,269
Brant Rock...................   Oct-97    Houston, TX                   1984       84          337         1,908          330
Brentwood....................   Nov-96    Lake Jackson, TX              1980      104          200         3,092          479
Briarwest....................   Oct-98    Houston, TX                   1970      380        2,671        15,362          258
Briarwood....................   Oct-98    Cedar Rapids, IA              1975       73          453         1,831           55
Briarwood....................   Oct-98    Houston, TX                   1970      351        2,138        10,159           99
Bridgewater..................   Nov-96    Tomball, TX                   1978      206          333         4,033        2,894
Brittany Point...............   Oct-98    Hunstville, AL                1978      431        1,627         9,220          207
Broadmoor Apartments.........   May-98    Austin, TX                    1985      200        1,370         7,765        1,035
Brookdale Lakes..............   May-98    Naperville, IL                1990      200        2,709        15,350          269
Brookside Village............   Apr-96    Tustin, CA                    1970      628        2,498        14,180       21,605
Burke Shire Commons..........   May-97    Burke, VA                     1986      360        2,785        23,320          145
Calhoun Beach................   Dec-98    Minneapolis, MN          1928/1998      351       11,567        65,546        4,177
Cambridge Heights............   May-97    Natchez, MS                   1979       94          249         1,413          825
Canterbury Green.............   Dec-99    Fort Wayne, IN                1979    2,007       13,929        73,975           --

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
100 Forest Place.............  $    759    $   19,484    $   20,243     $  5,165      $   15,078     $   15,080
40th North...................     2,546        16,592        19,139        3,783          15,356         10,202
Alpine Village...............       751         3,117         3,868          410           3,459          2,100
Anchorage....................       615        10,999        11,614        3,660           7,954          4,708
Arbor Crossing...............       740        13,303        14,043        2,168          11,875          4,956
Arbor Station................     1,627         9,920        11,547          653          10,894          7,385
Arbor Station II.............       198         1,133         1,331           54           1,277            776
Arbors.......................     1,092         6,698         7,790          647           7,143          3,715
Arbors.......................     1,507         9,474        10,980          700          10,280          7,605
Ashford Plantation...........     2,770        11,560        14,330        1,994          12,335          7,100
Aspen Hills..................     2,645        15,507        18,152        1,102          17,050          9,570
Aspen Point..................       288         6,070         6,358        1,647           4,711             --
Atriums of Plantation........     1,807        10,555        12,362          617          11,745          7,629
Baldwin Oaks.................       689         7,427         8,116          718           7,399          7,384
Barcelona....................       852         4,459         5,312          171           5,141          2,371
Bay Club.....................    10,533        63,350        73,883        6,330          67,552         49,000
Baymeadows...................     5,308        21,115        26,423        2,256          24,167         13,657
Beacon Hill..................       929         5,666         6,595          534           6,060          3,496
Beech Lake...................     2,284        13,011        15,294          543          14,751         11,783
Bella Vista..................     2,560        14,660        17,220          365          16,856         12,765
Bent Oaks....................     1,117         6,555         7,672          458           7,214          4,300
Blossomtree..................       535         3,411         3,945          322           3,623          2,037
Boardwalk....................     3,350         9,479        12,829        1,702          11,128          8,987
Boulder Creek (Bluffs).......       755        13,378        14,132        5,059           9,074             --
Bradford Place...............     1,176         6,666         7,842           --           7,842          5,218
Braesview....................     3,135        18,155        21,290        1,284          20,006         13,690
Brandywine...................     1,437        13,591        15,028        6,089           8,939          6,216
Brant Rock...................       337         2,238         2,575          208           2,367          1,178
Brentwood....................        --         3,771         3,771          409           3,362          1,725
Briarwest....................     2,671        15,619        18,290          596          17,694          6,992
Briarwood....................       453         1,886         2,339          184           2,156          1,562
Briarwood....................     2,138        10,258        12,397          454          11,943          4,949
Bridgewater..................       398         6,863         7,260        1,389           5,871          4,055
Brittany Point...............     1,658         9,396        11,054           --          11,054          9,159
Broadmoor Apartments.........     1,370         8,800        10,170          637           9,533          6,000
Brookdale Lakes..............     2,709        15,619        18,328        1,089          17,239         13,280
Brookside Village............     7,263        31,021        38,283        4,286          33,998         26,492
Burke Shire Commons..........     2,785        23,465        26,250          906          25,344         22,055
Calhoun Beach................    11,821        69,469        81,290        3,378          77,912         52,763
Cambridge Heights............        90         2,397         2,487        1,018           1,469          1,520
Canterbury Green.............    13,929        73,975        87,904                       87,904         52,804


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Cape Cod.....................   May-98    San Antonio, TX               1985      244        1,582         8,946          234
Captiva Club.................   Dec-96    Tampa, FL                     1975      357        1,500         7,085        9,147
Carlin Manor.................   Oct-98    Columbus, OH                  1966      278        1,353         3,883          114
Carriage House...............   Oct-98    Gastonia, NC                  1970      102          486         2,059           99
Casa Anita...................   Mar-98    Phoenix, AZ                   1986      224        1,125         6,404          386
Cedar Creek..................   May-98    San Antonio, TX               1979      392        1,788        10,131        1,753
Center Square................   May-97    Doylestown, PA                1975      352          372         5,347           14
Chambers Ridge...............   Oct-98    Harrisburg, PA                1973      324        1,469         6,135        1,690
Chapel NDP...................   May-97    Baltimore, MD                 1974      175          131         3,354          113
Chatham Harbor...............   Oct-99    Altamonte Springs, FL         1985      324        2,288        12,999           --
Chesapeake...................   Dec-96    Houston, TX                   1983      320          775         7,317          778
Chestnut Hill Village........   May-97    Middletown, CT                1985      314        6,300        15,328           35
Citrus Grove.................   Jun-98    Redlands, CA                  1985      198        1,118         6,333          235
Citrus Sunset................   Mar-98    Vista, CA                     1985       96          663         3,758          208
Cobble Creek.................   Mar-98    Tucson, AZ                    1980      301        1,299         7,395          575
Colonade Gardens
 (Ferntree)..................   Oct-97    Phoenix, AZ                   1973      196          765         4,337          411
Colonial Crest...............   Dec-99    Bloomington, IN               1965      208          938         4,488           --
Colony.......................   Sep-98    Bradenton, FL                 1986      166        1,121         6,350          316
Colony At Kenilworth.........   Oct-98    Towson, MD                    1966      383        2,600        11,255          437
Colony House.................   Oct-98    Murfreesboro, TN              1973      194          898         3,336          208
Copper Chase.................   Dec-96    Katy, TX                      1982      316        1,354         7,672        1,348
Copperfield..................   Nov-96    Houston, TX                   1983      196          702         7,003        1,158
Coral Cove...................   May-98    Tampa, FL                     1985      200          727         4,119        3,431
Coral Gardens................   Apr-93    Las Vegas, NV                 1983      670        3,190        12,745        2,530
Country Club Villas..........   Jul-94    Amarillo, TX                  1984      282        1,049         5,951          993
Country Club West............   May-98    Greeley, CO                   1986      288        2,848        16,138          614
Country Wood.................   Oct-98    Raleigh, NC                   1972      384        2,652         8,816          130
Courtney Park................   May-98    Fort Collins, CO              1986      248        2,726        15,450          400
Coventry Square..............   Nov-96    Houston, TX                   1983      270          975         6,355        1,722
Crossbridge..................   Oct-98    Dallas, TX                    1980      160          490         3,994           19
Crossings at Belle...........   Jan-98    Amarillo, TX                  1976      160          483         2,737        1,256
Crossings of Bellevue........   May-98    Nashville, TN                 1985      300        2,588        14,667          680
Crossroads...................   May-98    Phoenix, AZ                   1982      316        2,180        12,353          410
Crows Nest...................   Nov-96    League City, TX               1984      176          795         5,400        1,090
Cypress Landing..............   Dec-96    Savannah, GA                  1984      200          915         5,188          603
Cypress Ridge................   May-98    Houston, TX                   1979      268          870         4,931        1,204
Debaliviere I................   May-97    St. Louis, MO                 1979      146          188         2,795           80
Dolphins Landing.............   Dec-96    Corpus Christi, TX            1980      218        1,740         5,589          806
Douglaston Villas and
 Townhomes (Cameron Villas)..   Aug-99    Altamonte Springs, FL         1979      234        1,721         9,835          242
Dunwoody Park................   Jul-94    Dunwoody, GA                  1980      318        1,838        10,538        1,484
Eagle's Nest.................   May-98    San Antonio, TX               1973      226        1,053         5,966          294
Eaglewood(s).................   Jun-98    Memphis, TN                   1983      584          750        16,544        4,285
Easton Village...............   Nov-96    Houston, TX                   1983      146          440         6,584        1,957
Eden Crossing................   Nov-94    Pensacola, FL                 1985      200        1,111         6,332          895
Elm Creek....................   May-97    Elmhurst, IL                  1986      372        5,339        30,253        6,958
Emerald Ridge................   Feb-98    Tyler, TX                     1984      484        1,469         8,324          926
Essex Park...................   Oct-98    Columbia, SC                  1971      323        1,570         5,554          141
Evanston Place...............   May-97    Evanston, IL                  1988      190        1,503        19,960        6,858
Fairway View I...............   Oct-98    Baton Rouge, LA               1972      242        1,456         5,992          126
Fairway View II..............   Oct-98    Baton Rouge, LA               1981      204        1,428         5,899           94

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Cape Cod.....................     1,582         9,180        10,762          625          10,137          6,640
Captiva Club.................     1,752        15,980        17,732          816          16,916          8,950
Carlin Manor.................     1,353         3,997         5,350          520           4,830          2,500
Carriage House...............       486         2,158         2,643          229           2,414          1,892
Casa Anita...................     1,125         6,790         7,915          491           7,424          4,050
Cedar Creek..................     1,788        11,884        13,671          768          12,903          4,609
Center Square................       372         5,360         5,733          316           5,416          5,619
Chambers Ridge...............     1,469         7,825         9,294          901           8,393          5,396
Chapel NDP...................       131         3,467         3,598          142           3,456          3,269
Chatham Harbor...............     2,288        12,999        15,287           68          15,219             --
Chesapeake...................       775         8,095         8,870        1,015           7,854          7,199
Chestnut Hill Village........     6,300        15,363        21,663        1,324          20,340         16,070
Citrus Grove.................     1,118         6,569         7,686          435           7,251          5,056
Citrus Sunset................       663         3,966         4,629          256           4,373          3,561
Cobble Creek.................     1,299         7,970         9,269          669           8,600          6,924
Colonade Gardens
 (Ferntree)..................       766         4,747         5,513          452           5,061          2,752
Colonial Crest...............       938         4,488         5,426           --           5,426          1,789
Colony.......................     1,121         6,666         7,787          392           7,395          3,277
Colony At Kenilworth.........     2,600        11,692        14,292        1,474          12,818          7,985
Colony House.................       898         3,544         4,442          381           4,061          2,249
Copper Chase.................     1,354         9,020        10,374          750           9,624          5,289
Copperfield..................       646         8,217         8,863        1,589           7,274          3,367
Coral Cove...................     1,381         6,896         8,277          882           7,395          3,928
Coral Gardens................     3,190        15,275        18,465        4,627          13,838         10,661
Country Club Villas..........     1,049         6,944         7,993        1,489           6,504          3,837
Country Club West............     2,848        16,752        19,600        1,228          18,372         11,158
Country Wood.................     2,652         8,946        11,598        1,004          10,593          4,267
Courtney Park................     2,726        15,850        18,577        1,117          17,460          9,895
Coventry Square..............     1,054         7,997         9,052        2,982           6,070          2,928
Crossbridge..................       490         4,013         4,504          420           4,083          1,700
Crossings at Belle...........       483         3,993         4,476          306           4,171          2,388
Crossings of Bellevue........     2,588        15,348        17,936        1,109          16,826          8,325
Crossroads...................     2,180        12,763        14,943          912          14,031          6,853
Crows Nest...................       856         6,429         7,285        1,923           5,362          2,784
Cypress Landing..............       915         5,791         6,706          750           5,957          4,165
Cypress Ridge................       870         6,135         7,005          461           6,545          4,250
Debaliviere I................       188         2,874         3,062          233           2,830          2,534
Dolphins Landing.............     1,740         6,395         8,135          887           7,248          4,431
Douglaston Villas and
 Townhomes (Cameron Villas)..     1,721        10,077        11,798          245          11,554             --
Dunwoody Park................     1,838        12,022        13,860        2,681          11,179          7,114
Eagle's Nest.................     1,053         6,260         7,313          461           6,851          4,685
Eaglewood(s).................       945        20,634        21,579        8,101          13,478             --
Easton Village...............       565         8,416         8,981        1,890           7,091          2,789
Eden Crossing................     1,111         7,227         8,338        1,547           6,791          5,603
Elm Creek....................     5,421        37,130        42,550       10,348          32,202         23,508
Emerald Ridge................     1,469         9,249        10,719          755           9,964          6,089
Essex Park...................     1,570         5,694         7,264          638           6,626          3,017
Evanston Place...............     2,101        26,220        28,321        5,697          22,624         18,425
Fairway View I...............     1,456         6,118         7,574          516           7,058          4,000
Fairway View II..............     1,428         5,993         7,421          669           6,753          4,200


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Fairways.....................   Jul-94    Chandler, AZ                  1986      352        1,830        10,403       15,999
Ferntree Apartments..........   Oct-98    Phoenix, AZ                   1970      219        1,243        12,818          404
Fieldcrest...................   Oct-98    Jacksonville, FL              1982      240        1,331         7,544          315
Fishermans Landing...........   Sep-98    Temple Terrace, FL            1986      256        1,643         9,311          603
Fishermans Landing...........   Dec-97    Bradenton, FL                 1984      200        1,275         7,225          767
Fishermans Wharf.............   Nov-96    Clute, TX                     1981      360          830         9,969        1,478
Foothills....................   Oct-97    Tucson, AZ                    1982      270        1,203         6,817          351
Forest River.................   Oct-98    Gadsden, AL                   1979      248          795         3,499          204
Foxchase.....................   May-97    Alexandria, VA                1947    2,113       39,390        93,181        7,949
Foxfire......................   Oct-98    Doraville, GA                 1971      266        1,691         8,568          264
Foxfire-Barcelona/Durham.....   Oct-98    Durham, NC                    1972      354        2,357         7,898          134
Foxtree......................   Oct-97    Tempe, AZ                     1976      487        2,505        14,194        1,191
Frankford Place..............   Jul-94    Carrollton, TX                1982      274        1,125         6,382          844
Franklin Oaks................   May-98    Franklin, TN                  1987      468        4,031        22,842        1,087
Freedom Place Club...........   Oct-97    Jacksonville, FL              1988      352        2,289        12,970          867
Gateway Gardens..............   Oct-98    Cedar Rapids, IA              1969      328        1,857         7,522          178
Georgetown...................   Oct-98    Columbus, OH                  1962      150        1,004         3,827          175
Glen Hollow..................   Dec-99    Charlotte, NC                 1972      336        2,133        10,174           --
Grand Flamingo (Morton
 Towers).....................   Sep-97    Miami Beach, FL               1960    1,277        8,736        49,774       51,840
Greens of Naperville.........   May-97    Naperville, IL                1986      400        3,756        21,284          624
Greentree....................   Dec-96    Carrollton, TX                1983      365        1,955        11,098          761
Hampton Hill.................   Nov-96    Houston, TX                   1984      332        1,574         8,408        4,824
Harbor Cove..................   May-98    San Antonio, TX               1980      256        1,446         8,193          353
Hastings Place...............   Nov-96    Houston, TX                   1984      176          734         3,382        1,830
Haverhill Commons............   May-98    W. Palm Beach, FL             1986      222        1,656         9,386        1,149
Hazeltree....................   Oct-97    Phoenix, AZ                   1970      310          997         5,650        1,118
Heather Ridge................   Dec-96    Arlington, TX                 1983      180          614         3,478          272
Heather Ridge................   May-98    Phoenix, AZ                   1983      252        1,609         9,119          244
Heritage Pointe..............   Oct-98    Rome, GA                      1976      149          510         1,985           71
Heritage Village.............   Dec-97    Temple Terrace, FL            1967      252          713        10,678        2,441
Hidden Lake..................   May-98    Tampa, FL                     1983      267        1,361         7,715          287
Hiddentree...................   Oct-97    East Lansing, MI              1966      261        1,470         8,330        1,134
Highland Park................   Dec-96    Fort Worth, TX                1985      500        1,823        10,330        5,193
Hillmeade....................   Nov-94    Nashville, TN                 1985      288        2,872        16,066        2,999
Hunt Club....................   Oct-98    Indianapolis, IN              1972      200          689         4,045           --
Hunters Creek................   May-99    Cincinnati, OH                1981      146          661         3,832           --
Hunters Glen.................   Apr-98    Austell, GA                   1983       72          301         1,704          112
Hunters Glen IV..............   Oct-98    Plainsboro, NJ                1976      264        2,488         9,738          149
Hunters Glen V...............   Oct-98    Plainsboro, NJ                1977      304        2,997        10,912          279
Hunters Glen VI..............   Oct-98    Plainsboro, NJ                1977      328        3,120        11,376          300
Huntington Athletic Club.....   Oct-98    Morrisville, NC               1986      212        1,830         8,535           52
Indian Creek Village.........   Oct-98    Overland Park, KS             1972      273        1,959         3,033          159
Islandtree...................   Oct-97    Savannah, GA                  1985      216        1,267         7,181          645
Jefferson Place..............   Nov-94    Baton Rouge, LA               1985      234        2,696        15,115        1,493
La Colina....................   Oct-98    Denton, TX                    1984      264        1,599         5,034          130
La Jolla de San Antonio......   May-98    San Antonio, TX               1975      300        2,071        11,733          378
La Jolla de Tucson...........   May-98    Tucson, AZ                    1978      223        1,342         7,603          441
Lake Castleton Arms..........   Oct-98    Indianapolis, IN              1997    1,265        5,188        33,504          147
Lake Crossing................   May-97    Austell, GA                   1988      300        1,683         9,538        1,756
Lake Johnson Mews............   Oct-98    Raleigh, NC                   1972      201        1,683         5,803          181

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Fairways.....................     4,133        24,099        28,232        2,822          25,410          6,040
Ferntree Apartments..........     1,242        13,223        14,465          478          13,987          5,191
Fieldcrest...................     1,331         7,859         9,190          411           8,779          5,705
Fishermans Landing...........     1,643         9,915        11,557          573          10,984          5,554
Fishermans Landing...........     1,276         7,990         9,267          691           8,575          4,687
Fishermans Wharf.............       933        11,344        12,277        4,640           7,637          3,407
Foothills....................     1,203         7,168         8,371          668           7,703          3,734
Forest River.................       795         3,702         4,498          405           4,093          3,266
Foxchase.....................    16,028       124,492       140,520        8,527         131,993         63,015
Foxfire......................     1,691         8,832        10,522          776           9,746          7,187
Foxfire-Barcelona/Durham.....     2,357         8,032        10,389          896           9,493          5,355
Foxtree......................     2,505        15,385        17,890        1,542          16,348          8,613
Frankford Place..............     1,125         7,226         8,351        1,778           6,573          3,779
Franklin Oaks................     4,031        23,929        27,960        1,719          26,241         17,255
Freedom Place Club...........     2,289        13,838        16,126        1,271          14,856          6,753
Gateway Gardens..............     1,857         7,700         9,557          847           8,709          6,295
Georgetown...................     1,004         4,002         5,006          183           4,823          3,646
Glen Hollow..................     2,133        10,174        12,307           --          12,307          7,690
Grand Flamingo (Morton
 Towers).....................    13,182        97,168       110,350        4,936         105,414         26,299
Greens of Naperville.........     1,995        23,669        25,664        6,138          19,526         12,181
Greentree....................     1,955        11,859        13,814        1,199          12,615          7,169
Hampton Hill.................     2,227        12,580        14,806        4,569          10,238          3,991
Harbor Cove..................     1,446         8,545         9,991          605           9,386          5,755
Hastings Place...............       799         5,147         5,946        1,333           4,613          2,558
Haverhill Commons............     1,656        10,534        12,191          771          11,420          9,045
Hazeltree....................       997         6,768         7,765          618           7,147          3,928
Heather Ridge................       614         3,751         4,364          436           3,929          2,573
Heather Ridge................     1,609         9,362        10,972          662          10,310          5,850
Heritage Pointe..............       510         2,056         2,566          251           2,315          1,400
Heritage Village.............     1,022        12,810        13,832        4,008           9,824          5,180
Hidden Lake..................     1,361         8,002         9,363          583           8,780          5,347
Hiddentree...................     1,470         9,464        10,934          939           9,995          4,227
Highland Park................     2,098        15,249        17,347        1,459          15,888          9,030
Hillmeade....................     2,872        19,065        21,937        3,903          18,034         10,458
Hunt Club....................       689         4,045         4,734          502           4,232          3,637
Hunters Creek................       661         3,832         4,493          160           4,333          2,684
Hunters Glen.................       301         1,816         2,117          126           1,991          1,063
Hunters Glen IV..............     2,488         9,887        12,375        1,038          11,337          8,181
Hunters Glen V...............     2,997        11,191        14,188        1,189          12,999          8,813
Hunters Glen VI..............     3,120        11,676        14,796        1,268          13,527          9,173
Huntington Athletic Club.....     1,830         8,587        10,418          745           9,673          3,386
Indian Creek Village.........     1,959         3,192         5,152          782           4,369          4,485
Islandtree...................     1,267         7,825         9,093          731           8,362          4,080
Jefferson Place..............     2,697        16,607        19,304        3,545          15,759          8,998
La Colina....................     1,599         5,165         6,763          121           6,643          5,064
La Jolla de San Antonio......     2,071        12,111        14,182          841          13,341          8,645
La Jolla de Tucson...........     1,342         8,044         9,386          575           8,811          5,880
Lake Castleton Arms..........     5,188        33,650        38,838          260          38,578         28,748
Lake Crossing................     1,123        11,854        12,977        2,977          10,000          9,541
Lake Johnson Mews............     1,683         5,983         7,666          735           6,931          4,350


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Lakehaven I..................   May-97    Carol Stream, IL              1984      144          701         3,974         (796)
Lakehaven II.................   May-97    Carol Stream, IL              1985      348        1,673         9,482         (119)
Lakeland East................   May-97    Jackson, MS                   1984      144          426         3,435           12
Lakeside.....................   Oct-98    Lisle, IL                     1972      568        4,866        20,380          137
Lakeside Place...............   Oct-98    Houston, TX                   1976      734        6,186        22,681          112
Landmark.....................   May-98    Albuquerque, NM               1965      101          780         4,455          326
Las Brisas...................   Jul-94    Casa Grande, AZ               1985      132          573         3,260          305
Las Brisas...................   Dec-95    San Antonio, TX               1983      176        1,100         5,454          501
Lebanon Station..............   Oct-98    Columbus, OH                  1974      387        1,790         8,671           71
Legend Oaks (The Woodlands)..   May-98    Tampa, FL                     1983      416        2,304        13,058          507
Lexington....................   Jul-94    San Antonio, TX               1981       72          311         1,764          161
Lexington Green..............   Oct-98    Sarasota, FL                  1974      267        1,726         6,204          376
Los Arboles..................   Sep-97    Chandler, AZ                  1985      232        1,662         9,418          746
Madera Point.................   May-98    Phoenix, AZ                   1986      256        2,103        11,916          986
Magnolia Trace...............   Oct-98    Baton Rouge, LA               1973      246        1,205            37          200
Maple Bay....................   Dec-99    Virginia Beach, VA            1971      414        2,598        14,719        1,223
Marbella Club................   Jul-99    Miami, FL                     1988      504        2,815        16,193           --
Meadow Creek.................   Apr-85    Boulder, CO                   1972      332        1,387        10,027        1,517
Meadows......................   Dec-96    Austin, TX                    1983      100          579         3,283          280
Mesa Ridge...................   May-98    San Antonio, TX               1986      200        1,209         6,852          222
Michigan Meadows.............   Dec-99    Indianapolis, IN              1965      253          582         3,539           --
Millhopper Village...........   Oct-98    Gainesville, FL               1969      136          988         3,497           50
Mills........................   May-98    Houston, TX                   1979      708        3,936        22,306        1,309
Montecito....................   Jul-94    Austin, TX                    1985      268        1,268         7,194        1,933
Mountain Run.................   Jul-99    Lakewood, CO                  1970       96          240         7,391          135
Mountain View................   May-98    Colorado Springs, CO          1985      252        2,536        14,371          480
Newberry Park................   May-97    Chicago, IL                   1985       84          181         1,027        1,989
Newport......................   Jul-94    Avondale, AZ                  1986      204          800         4,554          713
North River Village..........   Oct-98    Atlanta, GA                   1970      133          931         3,488           21
Northview Harbor.............   Dec-99    Grand Rapids, MI              1982      360        2,016        10,696           --
Northwoods Apartments........   Oct-98    Pensacola, FL                 1979      320        1,784         6,615          166
Nottingham Square............   Oct-98    Urbandale, IA                 1974      442        1,772         8,010           48
Oak Falls....................   Nov-96    Spring, TX                    1983      144          514         3,585        1,937
Oakbrook.....................   Dec-99    Battle Creek, MI              1981      586        3,512        16,501           --
Oakwood Village on Lake
 Nan.........................   Oct-98    Winter Park, FL               1973      278        1,475         5,746          145
Ocean Oaks...................   May-98    Port Orange, FL               1988      296        2,132        12,083        1,150
Old Farm.....................   Dec-98    Lexington, KY                 1985      330        1,893        10,725          430
Old Orchard..................   Dec-99    Grand Rapids, MI              1974      664        3,217        14,077           --
Old Salem....................   Oct-98    Charlottesville, VA           1967      364        2,809        12,713          871
Olmos Club...................   Oct-97    San Antonio, TX               1983      134          322         1,825          186
Olympiad.....................   Nov-94    Montgomery, AL                1986      176        1,046         5,958          736
Orchidtree...................   Oct-97    Scottsdale, AZ                1971      278        2,314        13,112          617
Palencia.....................   May-98    Tampa, FL                     1985      420        2,804        15,887        2,269
Palm Lake (Village Square)...   Oct-98    Tampa, FL                     1972      150          832         1,143          190
Panorama Terrace.............   Oct-98    Birmingham, AL                1975      227        1,401         4,672          115
Paradise Palms...............   Jul-94    Phoenix, AZ                   1970      130          647         3,684          540
Park at Cedar Lawn...........   Nov-96    Galveston, TX                 1985      192          769         5,073        2,659
Park at Deerbrook............   Oct-98    Humble, TX                    1984      100          563         2,720           42
Park Colony..................   May-98    Norcross, GA                  1984      352        3,257        18,454          409
Parktown Townhouses..........   Oct-98    Deer Park, TX                 1968      309        2,031         6,674           93
Parliament Bend..............   Jul-94    San Antonio, TX               1980      232          765         4,342          769

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Lakehaven I..................       510         3,369         3,879          220           3,659          5,387
Lakehaven II.................     1,219         9,818        11,036          467          10,569         13,714
Lakeland East................       426         3,447         3,873          227           3,646          3,450
Lakeside.....................     4,866        20,517        25,384        1,272          24,111         17,200
Lakeside Place...............     6,186        22,793        28,979        2,289          26,690         14,261
Landmark.....................       780         4,781         5,561          340           5,221          2,400
Las Brisas...................       573         3,565         4,138          796           3,342             --
Las Brisas...................     1,100         5,955         7,055        1,069           5,986          3,217
Lebanon Station..............     1,790         8,741        10,531          374          10,157          6,927
Legend Oaks (The Woodlands)..     2,304        13,565        15,869          996          14,873          7,779
Lexington....................       312         1,924         2,236          433           1,803          1,007
Lexington Green..............     1,726         6,580         8,306          769           7,536          3,392
Los Arboles..................     1,662        10,164        11,826          944          10,882          7,149
Madera Point.................     2,103        12,903        15,006          921          14,084          8,067
Magnolia Trace...............     1,205           237         1,442          541             901             --
Maple Bay....................     2,781        15,758        18,539           --          18,539         10,176
Marbella Club................     2,815        16,193        19,009          402          18,606         13,896
Meadow Creek.................     1,435        11,495        12,931        4,581           8,350          7,485
Meadows......................       579         3,563         4,143          347           3,796          2,008
Mesa Ridge...................     1,209         7,075         8,284          498           7,786          4,980
Michigan Meadows.............       582         3,539         4,121           --           4,121          1,726
Millhopper Village...........       988         3,547         4,534          477           4,058          2,700
Mills........................     3,936        23,615        27,551        1,739          25,812         14,230
Montecito....................     1,268         9,127        10,395        2,066           8,329          4,749
Mountain Run.................       240         7,526         7,766        1,977           5,789             --
Mountain View................     2,536        14,851        17,387        1,044          16,343          9,093
Newberry Park................       431         2,767         3,197          980           2,217          8,455
Newport......................       800         5,267         6,067        1,250           4,817          2,456
North River Village..........       931         3,509         4,440          399           4,041          1,657
Northview Harbor.............     2,016        10,696        12,712           --          12,712          8,019
Northwoods Apartments........     1,784         6,781         8,565          730           7,835          5,000
Nottingham Square............     1,772         8,058         9,830          982           8,848          7,412
Oak Falls....................       574         5,462         6,036        1,369           4,667          2,632
Oakbrook.....................     3,512        16,501        20,013           --          20,013          8,727
Oakwood Village on Lake
 Nan.........................     1,475         5,891         7,365          774           6,591          3,884
Ocean Oaks...................     2,132        13,234        15,366          957          14,410         10,251
Old Farm.....................     1,893        11,156        13,048          451          12,597          9,824
Old Orchard..................     3,217        14,077        17,293           --          17,293         10,723
Old Salem....................     2,809        13,584        16,394        1,296          15,098         10,187
Olmos Club...................       322         2,011         2,333          196           2,137          1,209
Olympiad.....................     1,046         6,694         7,740        1,438           6,301          4,993
Orchidtree...................     2,314        13,729        16,043        1,283          14,760          7,037
Palencia.....................     2,804        18,156        20,959        1,290          19,670         13,172
Palm Lake (Village Square)...       832         1,333         2,165          406           1,759          1,670
Panorama Terrace.............     1,401         4,787         6,188          694           5,494          3,731
Paradise Palms...............       647         4,224         4,871          961           3,910          2,205
Park at Cedar Lawn...........       843         7,658         8,501        1,650           6,851          5,150
Park at Deerbrook............       563         2,762         3,326           90           3,236          1,510
Park Colony..................     3,257        18,864        22,120        1,352          20,769         11,072
Parktown Townhouses..........     2,031         6,767         8,798          722           8,076          3,017
Parliament Bend..............       765         5,111         5,876        1,191           4,686             --


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Patchen Place................   Oct-98    Lexington, KY                 1974      202          883         3,794          136
Peachtree Park...............   Jan-96    Atlanta, GA              1962/1995      295        4,681        12,957        2,359
Penn Square..................   Dec-94    Albuquerque, NM               1982      210        1,128         6,478          657
Peppermill Place.............   Nov-96    Houston, TX                   1983      224          406         3,957        2,269
Pickwick Place...............   Oct-98    Indianapolis, IN              1973      336          963         7,607           63
Pine Creek...................   Oct-97    Clio, MI                      1978      233          852         4,830          510
Pine Shadows.................   May-98    Phoenix, AZ                   1983      272        2,093        11,858          333
Pinebrook....................   Oct-98    Jacksonville, FL              1974      208          856         4,854          340
Pines of Northwest
 Crossing....................   Oct-98    Houston, TX                   1973      412        1,566         5,974          233
Pines of Roanoke.............   Oct-98    Roanoke, VA                   1978      216        1,169         5,108          189
Pinetree.....................   Oct-98    Charlotte, NC                 1972      220        1,350         6,787          242
Place du Plantier............   Oct-98    Baton Rouge, LA               1972      268        1,702         6,252          127
Plantation Gardens...........   Oct-98    Plantation, FL                1971      372        2,163         5,048          119
Pleasant Ridge...............   Nov-94    Little Rock, AR               1982      200        1,660         9,464          972
Pleasant Valley Pointe.......   Nov-94    Little Rock, AR               1985      112          907         5,069          910
Point West...................   May-97    Lenexa, KS                    1985      172          979         5,548        1,049
Pointe James.................   Oct-98    Charleston, SC                1977      128          886           926          111
Polo Park....................   Oct-97    Midland, TX                   1983      184          800         4,532          587
Prairie Hills................   Jul-94    Albuquerque, NM               1985      360        1,680         9,633        1,214
Preston Creek................   Oct-98    Dallas, TX                    1979      228        1,625         6,650           83
Pride Gardens................   May-97    Flora, MS                     1975       76          265         1,502        2,223
Prime Crest..................   May-98    Austin, TX                    1973      148          724         4,104          486
Privado Park.................   May-98    Phoenix, AZ                   1984      352        2,636        14,937          382
Quail Hollow.................   Oct-98    West Columbia, SC             1973      215        1,271         4,396           95
Quail Ridge..................   May-98    Tucson, AZ                    1974      253        1,613         9,143          513
Quail Run....................   Oct-98    Zionsville, IN                1972      166        1,293         4,568          112
Quail Run....................   Oct-98    Columbia, SC                  1970      332        1,885         8,270           75
Quail Woods..................   Oct-98    Gastonia, NC                  1974      188        1,079         1,789          127
Quailtree....................   Oct-97    Phoenix, AZ                   1978      184          659         3,735          412
Raintree.....................   Oct-98    Pensacola, FL                 1971      168          192         1,091        1,162
Raintree.....................   Oct-98    Anderson, SC                  1972      176          706         2,385          114
Ramblewood...................   Dec-99    Grand Rapids, MI              1973    1,710        9,742        59,378           --
Rancho Sunset................   Mar-98    Escondido, CA                 1985      344        3,103        16,755        1,436
Randol Crossing..............   Dec-96    Fort Worth, TX                1984      160          728         4,125          286
Regency Oaks.................   Oct-98    Fern Park, FL                 1965      343        1,666           (48)          50
Ridgecrest...................   Dec-96    Denton, TX                    1983      152          393         2,228          403
Rio Cancion..................   Oct-98    Tucson, AZ                    1983      379        2,832        16,090          521
River Loft Apartments........   May-97    Philadelphia, PA              1910      197        1,103        12,223           79
River Reach..................   Oct-98    Jacksonville, FL              1972      298        2,271         8,575           78
Rivercrest...................   Oct-97    Tucson, AZ                    1984      310          751         4,253          280
Rivercrest...................   Oct-98    Atlanta, GA                   1970      312        2,929         5,416           31
Riverside....................   Jul-94    Littleton, CO                 1987      248        1,553         8,828        1,447
Riverwalk....................   Dec-95    Little Rock, AR               1988      262        1,075         9,295          634
Rocky Creek..................   Oct-98    Augusta, GA                   1979      120          620         2,555           32
Rocky Ridge..................   Oct-98    Birmingham, AL                1973      116          566         2,197           69
Rosemont Crossing (The
 Greens).....................   Oct-98    San Antonio, TX               1974      217          668         3,094          607
Royal Crest..................   May-98    Austin, TX                    1973      204        1,220         5,912        1,402
Royal Gardens................   Oct-98    Hemet, CA                     1987      137          521         2,817          458
Royal Palms..................   Jul-94    Mesa, AZ                      1985      152          832         4,730          345
Ryan's Pointe................   Oct-98    Houston, TX                   1983      280        1,551         8,313          146

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Patchen Place................       883         3,930         4,813          620           4,192          3,000
Peachtree Park...............     4,683        15,314        19,997        2,557          17,440          9,111
Penn Square..................     1,128         7,135         8,263        1,529           6,734          4,147
Peppermill Place.............       474         6,157         6,632        1,365           5,266          4,793
Pickwick Place...............       963         7,670         8,633          841           7,792          6,308
Pine Creek...................       852         5,339         6,192          406           5,786          2,292
Pine Shadows.................     2,093        12,191        14,283          866          13,418          7,500
Pinebrook....................       857         5,193         6,050          256           5,793          3,594
Pines of Northwest
 Crossing....................     1,566         6,207         7,773          845           6,929          4,828
Pines of Roanoke.............     1,169         5,297         6,466          571           5,895          4,225
Pinetree.....................     1,350         7,029         8,379          524           7,855          4,996
Place du Plantier............     1,702         6,379         8,081          849           7,232          3,800
Plantation Gardens...........     2,163         5,167         7,330        1,194           6,136          6,776
Pleasant Ridge...............     1,661        10,435        12,096        2,292           9,803          6,700
Pleasant Valley Pointe.......       907         5,979         6,886        1,327           5,559          3,267
Point West...................     1,044         6,532         7,576        1,973           5,603          5,505
Pointe James.................       886         1,038         1,923          215           1,708          1,270
Polo Park....................       800         5,119         5,919          475           5,444          2,209
Prairie Hills................     2,011        10,516        12,527        2,326          10,201          6,916
Preston Creek................     1,625         6,733         8,358          588           7,770          4,500
Pride Gardens................        35         3,955         3,990        1,411           2,578            866
Prime Crest..................       724         4,591         5,315          340           4,975          2,340
Privado Park.................     2,636        15,319        17,955        1,075          16,880          8,980
Quail Hollow.................     1,271         4,491         5,762          437           5,324          2,850
Quail Ridge..................     1,613         9,657        11,270          703          10,567          6,245
Quail Run....................     1,293         4,680         5,972          464           5,508          4,427
Quail Run....................     1,885         8,345        10,230          903           9,327          5,508
Quail Woods..................     1,079         1,917         2,996          244           2,752          2,447
Quailtree....................       659         4,147         4,806          388           4,418          2,141
Raintree.....................       356         2,090         2,445           --           2,445          2,610
Raintree.....................       706         2,499         3,204          316           2,888          1,339
Ramblewood...................     9,742        59,378        69,120           --          69,120         37,854
Rancho Sunset................     3,103        18,191        21,294        1,137          20,157         13,661
Randol Crossing..............       728         4,411         5,140          469           4,671          2,365
Regency Oaks.................     1,666             2         1,668          983             685             --
Ridgecrest...................       393         2,631         3,024          376           2,648          2,390
Rio Cancion..................     2,832        16,611        19,443        1,294          18,149         12,851
River Loft Apartments........     1,103        12,302        13,405          749          12,656          6,499
River Reach..................     2,271         8,653        10,924        1,017           9,907          6,962
Rivercrest...................       751         4,533         5,284          418           4,866          2,727
Rivercrest...................     2,929         5,447         8,376       (4,818)         13,194          6,659
Riverside....................     1,956         9,872        11,828        2,278           9,551          5,708
Riverwalk....................     1,075         9,929        11,004        1,704           9,300          5,411
Rocky Creek..................       620         2,586         3,206          277           2,930          2,053
Rocky Ridge..................       566         2,266         2,832          326           2,506          1,450
Rosemont Crossing (The
 Greens).....................       668         3,701         4,369          404           3,965          2,840
Royal Crest..................     1,220         7,314         8,534          529           8,005          3,320
Royal Gardens................       521         3,275         3,796          118           3,678          2,396
Royal Palms..................       832         5,076         5,907        1,135           4,773          3,358
Ryan's Pointe................     1,551         8,459        10,010          315           9,695          4,317


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Salem Arms...................   Oct-98    Augusta, GA                   1971      136          598         1,421           64
San Marina...................   Mar-98    Phoenix, AZ                   1986      399        1,926        10,954          765
Sand Castles.................   Oct-97    League City, TX               1987      136          978         5,541          408
Sand Pebble..................   Oct-97    El Paso, TX                   1983      208          861         4,879          436
Sandalwood...................   May-98    Houston, TX                   1979      352        1,462         8,287          408
Sandpiper Cove...............   May-97    Boynton Beach, FL             1987      416       11,447        29,088          (53)
Sawgrass.....................   Jul-97    Orlando, FL                   1986      208        1,443         8,157          621
Seaside Point................   Nov-96    Galveston, TX                 1985      102          295         2,994        2,851
Seasons......................   Oct-95    San Antonio, TX               1976      280          974         5,749        1,010
Shadetree....................   Oct-97    Tempe, AZ                     1965      123          591         3,349          638
Shadow Brook.................   Oct-98    Salt Lake, UT                 1984      300          911         5,164        3,392
Shadow Creek.................   May-98    Phoenix, AZ                   1984      266        2,087        11,824          483
Shadow Lake..................   Oct-97    Greensboro, NC                1988      136        1,054         5,972          585
Shadowood....................   May-97    Chapel Hill, NC               1987      336        1,268        14,574           30
Shaker Square................   Oct-98    Whitehall, OH                 1968      194        1,078         4,195           55
Shallow Creek................   May-98    San Antonio, TX               1982      208        1,234         6,995          263
Shirewood Townhomes..........   Oct-98    Shreveport, LA                1948      228          697           246          196
Shoreview....................   May-97    San Francisco, CA             1976      156          106         4,063           78
Signal Pointe (Squire One)...   Oct-98    Winter Park, FL               1971      368        1,973         6,768          179
Signature Point..............   Nov-96    League City, TX               1994      304        2,160        13,627        3,344
Silktree.....................   Oct-97    Phoenix, AZ                   1979       86          421         2,383          222
Silver Ridge.................   Oct-98    Maplewood, MN                 1986      186          650         3,677          489
Silverado....................   Oct-98    El Paso, TX                   1973      248          799            22           89
Ski Lodge....................   Oct-98    Montgomery, AL                1978      522        2,428         9,436           88
Snowden Village I............   Oct-98    Fredericksburg, VA            1970      132          905         2,337          478
Snowden Village II...........   Oct-98    Fredericksburg, VA            1980      122          804         2,484          353
Snug Harbor..................   Dec-95    Las Vegas, NV                 1990       64          750         2,966          392
Society Park.................   Oct-98    Tampa, FL                     1968      324        1,154           308          170
Society Park East............   Oct-98    Indian Harbor, FL             1963      200          899         1,256          291
Somerset Lakes...............   May-99    Indianapolis, IN              1974      360        3,533        20,285           --
Somerset Village.............   May-96    West Valley City, UT          1985      486        4,375        17,600        1,419
South Point..................   Oct-98    Durham, NC                    1980      180        2,113          (520)          78
South Willow.................   Jul-94    West Jordan, UT               1987      440        2,218        12,612        1,366
Southridge...................   Dec-96    Greenville, TX                1984      160          643         3,645          421
Spectrum Pointe..............   Jul-94    Marietta, GA                  1984      196        1,029         5,903          728
St. Charleston Village.......   Oct-98    Las Vegas, NV                 1980      312        1,909         7,697           93
Steeplechase.................   May-99    Loveland, OH                  1988      272        1,669         9,539           --
Stirling Court...............   Nov-96    Houston, TX                   1984      228          946         5,958        1,664
Stone Mountain West..........   Oct-98    Stone Mountain, GA            1971      142        1,143         4,019           28
Stone Pointe Village.........   Dec-99    Fort Wayne, IN                1980      296        1,809         8,591           --
Stonebrook...................   Jun-97    Sanford, FL                   1991      244        1,583         9,046        1,279
Stoney Brook.................   Nov-96    Houston, TX                   1972      113          579         3,871        2,402
Stonybrook...................   May-98    Tucson, AZ                    1983      411        2,187        12,278        1,090
Strawbridge Square...........   May-97    Alexandria, VA                1979      128           86         4,743           36
Summerchase..................   May-97    Van Buren, AR                 1974       72          170           962        1,399
Summerwalk...................   Oct-98    Winter Park, FL               1974      306          353         2,000        6,355
Summit Creek.................   May-98    Austin, TX                    1985      164          611         3,464        3,068
Sun Grove....................   Jul-94    Peoria, AZ                    1986       86          659         3,749          230
Sun Katcher (Teal Pointe)....   Dec-95    Jacksonville, FL              1972      360          578         3,440        6,191
Sun Lake.....................   May-98    Lake Mary, FL                 1986      600        4,556        25,819          980
Sun River Village............   Oct-98    Tempe, AZ                     1981      334        2,518         9,063          189

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Salem Arms...................       598         1,485         2,084          139           1,945          1,193
San Marina...................     1,926        11,719        13,645          924          12,721          7,828
Sand Castles.................       978         5,949         6,927          566           6,361          3,000
Sand Pebble..................       861         5,315         6,176          519           5,657          2,620
Sandalwood...................     1,462         8,695        10,158          622           9,536          4,619
Sandpiper Cove...............     7,459        33,023        40,482        6,233          34,249         12,814
Sawgrass.....................     1,443         8,778        10,221          905           9,315          4,564
Seaside Point................       334         5,807         6,140        1,029           5,112          2,027
Seasons......................       982         6,751         7,733        1,200           6,534          4,405
Shadetree....................       591         3,987         4,578          392           4,186          1,994
Shadow Brook.................     2,153         7,314         9,467          801           8,666          6,000
Shadow Creek.................     2,087        12,306        14,393          867          13,526          6,815
Shadow Lake..................     1,054         6,557         7,611          599           7,012          3,132
Shadowood....................     1,268        14,605        15,872        1,575          14,297          9,834
Shaker Square................     1,078         4,250         5,328         (547)          5,874          3,320
Shallow Creek................     1,234         7,257         8,492          514           7,978          4,500
Shirewood Townhomes..........       697           442         1,139          501             637             --
Shoreview....................       106         4,141         4,248          405           3,843          4,283
Signal Pointe (Squire One)...     1,973         6,946         8,920          803           8,117          3,998
Signature Point..............     2,161        16,970        19,131        2,690          16,441          7,121
Silktree.....................       421         2,606         3,026          249           2,777          1,506
Silver Ridge.................       722         4,095         4,816           --           4,816          4,453
Silverado....................       799           111           910          412             497             --
Ski Lodge....................     2,428         9,524        11,952        1,287          10,665          6,800
Snowden Village I............       905         2,816         3,720          225           3,496          2,472
Snowden Village II...........       804         2,836         3,640          171           3,469          2,616
Snug Harbor..................       751         3,357         4,108          629           3,479          1,976
Society Park.................     1,154           478         1,633          728             905             --
Society Park East............       899         1,547         2,447          512           1,935          1,966
Somerset Lakes...............     3,533        20,285        23,819          844          22,975         14,182
Somerset Village.............     4,375        19,019        23,394        2,843          20,551          8,061
South Point..................     2,113          (443)        1,670       (5,997)          7,668          4,600
South Willow.................     2,218        13,979        16,196        3,185          13,012          7,842
Southridge...................       643         4,066         4,709          498           4,211          2,029
Spectrum Pointe..............     1,029         6,631         7,660        1,486           6,175          4,108
St. Charleston Village.......     1,909         7,790         9,699          723           8,977          6,060
Steeplechase.................     1,669         9,539        11,208          396          10,812          8,442
Stirling Court...............     1,010         7,558         8,568        3,227           5,341          3,455
Stone Mountain West..........     1,143         4,047         5,191          375           4,816          3,000
Stone Pointe Village.........     1,809         8,591        10,400           --          10,400          6,414
Stonebrook...................     2,070         9,838        11,908        1,055          10,853          7,695
Stoney Brook.................       704         6,148         6,852          992           5,860            705
Stonybrook...................     2,167        13,388        15,554          994          14,561          4,028
Strawbridge Square...........        86         4,779         4,865          246           4,618          3,267
Summerchase..................        59         2,472         2,531        1,482           1,049            643
Summerwalk...................     1,895         6,812         8,707          605           8,102          4,902
Summit Creek.................     1,153         5,990         7,143          787           6,356          3,491
Sun Grove....................       659         3,978         4,638          912           3,725             --
Sun Katcher (Teal Pointe)....       785         9,424        10,209        1,005           9,204          8,675
Sun Lake.....................     4,556        26,799        31,355        1,935          29,420         14,889
Sun River Village............     2,518         9,252        11,771          870          10,900          6,126


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
Sunbury Downs................   Nov-96    Houston, TX                   1982      240          565         4,380        2,521
Sunchase of Clearwater.......   Nov-94    Clearwater, FL                1985      461        2,177        19,641        1,821
Sunchase of Orlando East.....   Nov-94    Orlando, FL                   1985      296          927         8,361          970
Sunchase of Orlando North....   Nov-94    Orlando, FL                   1985      324        1,013         9,142        1,175
Sunchase Tampa...............   Nov-94    Tampa, FL                     1985      216          757         6,831          897
Sundown Village..............   Mar-98    Tucson, AZ               1984/1994      330        2,214        12,582          349
Sunlake......................   Sep-98    Brandon, FL                   1986       88          189         1,086        3,777
Sunset Village...............   Mar-98    Oceanside, CA                 1987      114        1,128         6,392          262
Surrey Oaks..................   Oct-97    Bedford, TX                   1983      152          628         3,560          377
Swiss Village................   Nov-96    Houston, TX                   1972      360        1,011        11,310          391
Tall Timbers.................   Oct-97    Houston, TX                   1982      256        1,238         7,016          493
Tar River Estates............   Oct-98    Greenville, NC                1969      402          521         2,953        3,243
Tara Bridge..................   May-97    Jonesboro, GA                 1988      220        1,253         7,100        1,213
Tates Creek Village..........   Oct-98    Lexington, KY                 1970      204        1,145         1,788          126
Tatum Gardens Apartments.....   May-98    Phoenix, AZ                   1985      128          653         3,699        3,009
The Bluffs...................   Dec-98    Lafayette, IN                 1982      181          979         5,549          527
The Bradford.................   Oct-97    Midland, TX                   1982      264          705         3,996         (519)
The Breakers.................   Oct-98    Daytona Beach, FL             1985      258        1,008         5,710          397
The Falls of Bells Ferry.....   May-98    Marietta, GA                  1987      720        6,568        37,218          701
The Hills....................   Oct-97    Austin, TX                    1983      329        1,367         7,747          531
The Knolls...................   Oct-98    Colorado Springs, CO          1972      262        2,406         3,210          100
The Landings.................   Oct-98    Tampa, FL                     1978      200          800         3,508          116
The Loft.....................   Oct-98    Raleigh, NC                   1974      184        1,575        14,576           86
The Palisaides...............   Oct-98    Montgomery, AL                1968      432        1,214         5,714           76
The Park.....................   Oct-98    Melbourne, FL                 1983      120          719         4,072          193
The Pines....................   Oct-98    Palm Bay, FL                  1984      216          601         3,406          354
The Sterling.................   Oct-98    Philadelphia, PA              1962      536        6,427        85,108           98
The Stratford................   May-98    San Antonio, TX               1979      269        1,920        10,879          398
Thurber Manor................   Oct-98    Columbus, OH                  1965      115          810         2,281          237
Timber Ridge.................   Oct-98    Sharonville, OH               1972      248        1,427         5,315          120
Timberlake...................   May-97    Arlington, TX                 1971      224          753         6,327           50
Timbermill...................   Oct-95    San Antonio, TX               1982      296          778         4,674          784
Timbertree...................   Oct-97    Phoenix, AZ                   1980      387        2,334        13,229          875
Tor..........................   Dec-99    Columbia, MD                  1974      324        2,715        15,382        1,223
Torrey Pines Village.........   Oct-98    Las Vegas, NV                 1980      204        1,230         4,743           99
Township at Highlands........   Nov-96    Littleton, CO                 1986      119        1,058        11,166       10,853
Trails of Ashford............   May-98    Houston, TX                   1979      514        2,650        15,018          497
Twin Lake Towers.............   Oct-98    Westmont, IL                  1969      399        3,233        11,262        2,551
Victoria Station.............   Jun-98    Victoria, TX                  1997      224          425         3,946        2,848
Villa La Paz.................   Jun-98    Sun City, CA                  1990       96          573         3,096          260
Villa Ladera.................   Jan-96    Albuquerque, NM               1985      280        1,765        10,013        1,667
Village Creek at Brookhill...   Jul-94    Westminster, CO               1987      324        2,446        13,901        1,162
Village Crossing.............   May-98    W. Palm Beach, FL             1986      289        1,618         9,167        1,130
Village Gardens..............   Oct-98    Fort Collins, CO              1973      141        1,080         3,549           39
Village Green................   Oct-98    Montgomery, AL                1972      337        1,681         5,659           79
Village of Pennbrook.........   Oct-98    Levitown, PA                  1970      722        5,533        31,345        4,031
Vista Ventana................   May-98    Phoenix, AZ                   1982      275        1,908        10,810          440
Walnut Springs...............   Dec-96    San Antonio, TX               1983      224          998         5,657          347
Waterford....................   Nov-96    Houston, TX                   1984      312          533         5,692          768
Waterways Village............   Jun-97    Aventura, FL                  1991      180        4,504        11,702          458
Weatherly....................   Oct-98    Stone Mountain, GA            1984      274        1,275         6,887          541

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
Sunbury Downs................       633         6,834         7,466        1,348           6,118          2,370
Sunchase of Clearwater.......     2,177        21,462        23,639        4,625          19,014         16,566
Sunchase of Orlando East.....       927         9,331        10,258        1,994           8,264          8,694
Sunchase of Orlando North....     1,013        10,317        11,330        2,189           9,141         11,660
Sunchase Tampa...............       757         7,727         8,485        1,728           6,757          6,969
Sundown Village..............     2,214        12,931        15,145          970          14,175          8,373
Sunlake......................       632         4,419         5,052          776           4,276          2,766
Sunset Village...............     1,128         6,654         7,782          412           7,370          5,498
Surrey Oaks..................       628         3,937         4,565          314           4,251          2,230
Swiss Village................     1,129        11,583        12,712        4,692           8,019          4,373
Tall Timbers.................     1,238         7,509         8,747          722           8,025          3,973
Tar River Estates............     2,203         4,513         6,716       (1,085)          7,801          4,686
Tara Bridge..................     1,009         8,557         9,566        2,104           7,462          6,642
Tates Creek Village..........     1,145         1,914         3,058          696           2,362          2,481
Tatum Gardens Apartments.....     1,117         6,244         7,360          795           6,565          3,394
The Bluffs...................       979         6,076         7,055          255           6,800          3,848
The Bradford.................       519         3,663         4,182          333           3,850          1,588
The Breakers.................     1,008         6,107         7,115          318           6,797          3,747
The Falls of Bells Ferry.....     6,568        37,919        44,487        2,635          41,852         26,980
The Hills....................     1,367         8,278         9,645          787           8,858          8,029
The Knolls...................     2,406         3,309         5,716          766           4,950          5,177
The Landings.................       800         3,624         4,424          362           4,062          2,213
The Loft.....................     1,575        14,662        16,237          497          15,741          4,338
The Palisaides...............     1,214         5,790         7,004          854           6,149          4,547
The Park.....................       720         4,264         4,984          222           4,761          2,518
The Pines....................       603         3,758         4,361          168           4,192          2,209
The Sterling.................     6,427        85,207        91,633        5,071          86,562         22,736
The Stratford................     1,920        11,278        13,198          835          12,362          5,805
Thurber Manor................       810         2,518         3,328          158           3,170          2,303
Timber Ridge.................     1,427         5,435         6,862          337           6,525          5,206
Timberlake...................       753         6,377         7,130          160           6,970          2,042
Timbermill...................       778         5,457         6,236        1,027           5,209          3,456
Timbertree...................     2,334        14,104        16,438        1,314          15,124          7,637
Tor..........................     2,898        16,422        19,320           --          19,320         11,615
Torrey Pines Village.........     1,230         4,842         6,072          406           5,666          3,607
Township at Highlands........     1,064        22,014        23,077        2,857          20,220          9,279
Trails of Ashford............     2,650        15,514        18,165        1,089          17,076          8,840
Twin Lake Towers.............     3,233        13,813        17,046        1,411          15,635         10,886
Victoria Station.............       682         6,537         7,219        2,016           5,203          3,199
Villa La Paz.................       573         3,355         3,929          223           3,705          2,362
Villa Ladera.................     2,235        11,210        13,445        1,882          11,563          5,345
Village Creek at Brookhill...     2,446        15,063        17,509        3,341          14,168             --
Village Crossing.............     1,618        10,296        11,914          748          11,166          6,955
Village Gardens..............     1,080         3,588         4,668          379           4,289          2,410
Village Green................     1,681         5,739         7,419          705           6,715          4,744
Village of Pennbrook.........     6,401        34,508        40,909           --          40,909         19,300
Vista Ventana................     1,908        11,251        13,158          783          12,375          6,245
Walnut Springs...............       998         6,004         7,002          536           6,466          4,170
Waterford....................       533         6,460         6,993        2,106           4,887          3,870
Waterways Village............     4,504        12,160        16,664        1,372          15,292          7,575
Weatherly....................     1,275         7,427         8,703          386           8,316          4,607


                                                                                               INITIAL COST            COST
                                                                                          -----------------------   CAPITALIZED
                                                                                                      BUILDINGS     SUBSEQUENT
                                 DATE                                YEAR       NUMBER                   AND            TO
PROPERTY NAME                  ACQUIRED          LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------                  --------   ----------------------   ---------   --------   --------   ------------   -----------
West 135th Street............   Aug-98    New York, NY                  1979      242        1,195        14,969        1,374
West Lake Arms Apartments....   May-97    Indianapolis, IN              1977    1,381        2,816        24,661           27
Westway Village..............   May-98    Houston, TX                   1979      276          980         5,554        4,768
Westgate.....................   Oct-98    Houston, TX                   1971      313        1,985         9,158          124
Whispering Pines.............   Oct-98    Madison, WI                   1986      186          719         4,046         (191)
Wickertree...................   Oct-97    Phoenix, AZ                   1983      226        1,225         6,944          335
Wildflower...................   Oct-97    Midland, TX                   1982      264          705         3,996        1,003
Williams Cove................   Jul-94    Irving, TX                    1984      260        1,227         6,972          631
Williamsburg.................   May-98    Rolling Meadows, IL           1985      379        2,717        15,398          685
Williamsburg Apartments......   Oct-98    Indianapolis, IN              1974      460        2,333         9,803          129
Williamsburg on the Wabash...   Dec-99    West Lafayette, IN            1967      473        3,225        17,569           --
Willow Park on Lake
 Adelaide....................   Oct-98    Altamonte Springs, FL         1972      185        1,045         5,404          178
Willowick....................   Oct-98    Greenville, SC                1974      180          734         2,529          226
Windridge....................   May-98    San Antonio, TX               1983      286        1,480         8,386          306
Windsor at South Square......   Oct-98    Durham, NC                    1972      230        1,415         4,852          103
Windsor Hills................   Oct-98    Blacksburg, VA                1970      300        1,859         6,857          137
Windsor Landing..............   Oct-97    Morrow, GA                    1991      200        1,641         9,298          330
Windward at the Villages.....   Oct-97    W. Palm Beach, FL             1988      196        1,595         9,037          683
Woodhill.....................   Dec-96    Denton, TX                    1985      352        1,554         8,805          983
Woodhollow...................   Oct-97    Austin, TX                    1974      108          658         3,728          299
Woodland Ridge...............   Dec-96    Irving, TX                    1984      130          595         3,373          267
Woodland Village I...........   Oct-98    Columbia, SC                  1970      308          768         4,351        3,491
Woodlands....................   Dec-99    Battle Creek, MI              1987       76          496         3,513           --
Woodlands/Odessa.............   Jul-94    Odessa, TX                    1982      240          676         3,835          888
Woodlands/Tyler..............   Jul-94    Tyler, TX                     1984      256        1,029         5,845          733
Woods of Inverness...........   Oct-98    Houston, TX                   1983      272        1,774         6,802          121
Wyntre Brook Apartments......   May-97    West Chester, PA              1976      212          536         8,182           46
Yorktown Apartments..........   Oct-98    Lombard, IL                   1973      368        3,712        10,447          657
Yorktree.....................   Oct-97    Carolstream, IL               1972      293        1,968        11,151          911
                                                                                          --------    ----------     --------
                                                                                          $667,279    $3,432,295     $408,961
                                                                                          ========    ==========     ========

                                                               DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                                                      TOTAL COST
                                           BUILDINGS                                    NET OF
                                              AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME                    LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------                  --------   ------------   ----------   ------------   ------------   ------------
West 135th Street............     1,196        16,342        17,538        5,416          12,122            328
West Lake Arms Apartments....     2,816        24,689        27,505        1,040          26,465         16,446
Westway Village..............     2,457         8,844        11,301        1,124          10,178          4,798
Westgate.....................     1,985         9,283        11,268          426          10,842          5,987
Whispering Pines.............       693         3,881         4,574           --           4,574          4,251
Wickertree...................     1,225         7,279         8,504          718           7,786          4,014
Wildflower...................       705         4,999         5,704          458           5,246          2,011
Williams Cove................     1,227         7,603         8,830        1,774           7,056          3,708
Williamsburg.................     2,717        16,083        18,800        1,154          17,646         12,240
Williamsburg Apartments......     2,333         9,932        12,265        1,394          10,871          7,400
Williamsburg on the Wabash...     3,225        17,569        20,794           --          20,794         12,554
Willow Park on Lake
 Adelaide....................     1,045         5,582         6,627          553           6,073          4,000
Willowick....................       734         2,755         3,489          320           3,169          1,178
Windridge....................     1,480         8,692        10,172          614           9,557          6,115
Windsor at South Square......     1,415         4,956         6,370          547           5,824          2,146
Windsor Hills................     1,859         6,995         8,854          554           8,300          4,123
Windsor Landing..............     1,642         9,627        11,269          901          10,367          5,278
Windward at the Villages.....     1,595         9,721        11,315          887          10,429          4,408
Woodhill.....................     1,554         9,789        11,343          819          10,524          5,627
Woodhollow...................       658         4,027         4,685          380           4,305          2,027
Woodland Ridge...............       595         3,639         4,234          402           3,832          2,006
Woodland Village I...........     1,913         6,697         8,610          709           7,901          4,950
Woodlands....................       496         3,513         4,009           --           4,009          2,154
Woodlands/Odessa.............       676         4,724         5,399        1,127           4,272             --
Woodlands/Tyler..............     1,029         6,578         7,607        1,510           6,097          4,049
Woods of Inverness...........     1,774         6,923         8,697          629           8,068          5,052
Wyntre Brook Apartments......       536         8,228         8,764          406           8,358          6,651
Yorktown Apartments..........     3,712        11,105        14,817          900          13,917         12,187
Yorktree.....................     1,968        12,062        14,030        1,131          12,899          6,431
                               --------    ----------    ----------     --------      ----------     ----------
                               $661,502    $3,847,033    $4,508,535     $416,497      $4,092,038     $2,375,089
                               ========    ==========    ==========     ========      ==========     ==========

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
REAL ESTATE
  Balance at beginning of year...........................  $2,802,598   $1,657,207   $  865,222
  Additions during the year:
     Newly consolidated assets...........................   1,101,134
     Acquisitions........................................     462,891    1,116,643      786,571
     Additions...........................................     177,245       80,368       26,808
     Sales/transfers to held for sale....................     (35,333)     (51,620)     (21,394)
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $4,508,535   $2,802,598   $1,657,207
                                                           ==========   ==========   ==========
ACCUMULATED DEPRECIATION
  Balance at beginning of year...........................  $  228,880   $  153,285   $  120,077
  Additions during the year:
     Depreciation........................................     131,754       84,635       37,741
     Newly consolidated assets...........................      59,627           --           --
     Sales/transfers to held for sale....................      (3,765)      (9,040)      (4,533)
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $  416,497   $  228,880   $  153,285
                                                           ==========   ==========   ==========

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
          3.1            -- Charter
          3.2            -- Bylaws
          4.1            -- Amended and Restated Declaration of Trust of IFT
                            Financing I (formerly Insignia Financing I), dated as of
                            November 1, 1996, among Insignia Financial Group, Inc. as
                            Sponsor, First Union National Bank of South Carolina as
                            Property Trustee, First Union Bank of Delaware, as
                            Delaware Trustee and Andrew I. Farkas, John K. Lines and
                            Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form
                            S-3 of Insignia Financial Group, Inc. dated December 10,
                            1996, is incorporated herein by this reference)
          4.2            -- Indenture for the 6.5% Convertible Subordinated
                            Debentures, dated as of November 1, 1996, between
                            Insignia Financial Group, Inc., as Issuer and First Union
                            National Bank of South Carolina, as Trustee (Exhibit 4.2
                            to Form S-3 of Insignia Financial Group, Inc., dated
                            December 10, 1996, is incorporated herein by this
                            reference)
          4.3            -- First Supplemental Indenture, dated as of October 1,
                            1998, by and among Apartment Investment and Management
                            Company, Insignia Financial Group, Inc., and First Union
                            National Bank (formerly First Union National Bank of
                            South Carolina, as Trustee) (Exhibit 4.3 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.1            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.2            -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.3            -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.4            -- Third Amendment to Third Amended and Restated Agreement
                            of Limited Partnership of AIMCO Properties, L.P., dated
                            as of February 18, 1999 (Exhibit 10.12 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.5            -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.6            -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.7            -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
         10.8            -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1999, is incorporated herein
                            by this reference)
         10.9            -- Eighth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 14, 1999
         10.10           -- Ninth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999
         10.11           -- Tenth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999
         10.12           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000
         10.13           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference)
         10.14           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.15           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)
         10.16           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.17           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            as of August 16, 1999, is incorporated herein by this
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.18           -- Borrower Pledge Agreement, dated August 16, 1999 between
                            AIMCO Properties, L.P. and Bank of America (Exhibit 10.2
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999 is
                            incorporated herein by this reference)
         10.19           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P. to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
         10.20           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
         10.21           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
         10.22           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P., and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.23           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Terry Considine
                            (Exhibit 10.44C to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.24           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for fiscal
                            year 1994, is incorporated herein by this reference)*
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this
                            reference)*
         10.26           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (October 1999)*
         10.27           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*
         10.28           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan) (Exhibit 10.42 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)*
         10.29           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.30           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.31           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.32           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.33           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.34           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.35           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.36           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.37           -- Summary of Agreement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference)*
         21.1            -- List of Subsidiaries
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract