Form 10-Q
period 2000-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2000-05-15
CIK 922864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

        2000 SOUTH COLORADO BOULEVARD
           TOWER TWO, SUITE 2-1000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             ---------------------

 The number of shares of Class A Common Stock outstanding as of April 30, 2000:
                                   67,163,247

================================================================================

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 (unaudited)
            and December 31, 1999.....................................     3
          Consolidated Statements of Income for the Three Months Ended
            March 31, 2000 and 1999 (unaudited).......................     4
          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999 (unaudited).................     5
          Notes to Consolidated Financial Statements (unaudited)......     6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 3. Quantitative and Qualitative Disclosures about Market Risk....    24

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.....................    24
Item 6. Exhibits and Reports on Form 8-K..............................    24
          Signatures..................................................    26

                      APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                              CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Real estate, net of accumulated depreciation of $488,480 and
  $416,497..................................................  $4,507,406     $4,092,038
Property held for sale......................................       4,376          4,162
Investments in unconsolidated real estate partnerships......     813,627        891,449
Investments in unconsolidated subsidiaries..................      49,247         44,921
Notes receivable from unconsolidated real estate
  partnerships..............................................     119,698        142,828
Notes receivable from unconsolidated subsidiaries...........      89,633         88,754
Cash and cash equivalents...................................     136,890        101,604
Restricted cash.............................................      92,803         84,595
Other assets................................................     204,829        234,600
                                                              ----------     ----------
          Total assets......................................  $6,018,509     $5,684,951
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Secured notes payable.......................................  $2,323,336     $1,954,259
Secured tax-exempt bond financing...........................     406,514        420,830
Unsecured short-term financing..............................     277,200        209,200
                                                              ----------     ----------
          Total indebtedness................................   3,007,050      2,584,289
Accounts payable, accrued and other liabilities.............     188,909        271,627
Resident security deposits and deferred rental revenue......      26,797         22,793
                                                              ----------     ----------
          Total liabilities.................................   3,222,756      2,878,709
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Company-obligated mandatory redeemable convertible preferred
  securities of a subsidiary trust..........................     149,500        149,500
Minority interest in other entities.........................     147,186        168,533
Minority interest in operating partnership..................     226,383        225,381
Stockholders' equity:
  Preferred Stock...........................................     671,250        641,250
  Class A Common Stock, $.01 par value, 474,337,500 shares
     and 474,121,284 shares authorized, 67,164,211 and
     66,802,886 shares issued and outstanding,
     respectively...........................................         679            668
  Additional paid-in capital................................   1,898,261      1,885,424
  Notes receivable on common stock purchases................     (52,685)       (51,619)
  Distributions in excess of earnings.......................    (244,821)      (212,895)
                                                              ----------     ----------
          Total stockholders' equity........................   2,272,684      2,262,828
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $6,018,509     $5,684,951
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues..........................  $224,320    $112,586
Property operating expenses.................................   (90,751)    (43,170)
Owned property management expense...........................    (7,816)     (3,502)
Depreciation................................................   (64,690)    (27,112)
                                                              --------    --------
Income from property operations.............................    61,063      38,802
                                                              --------    --------
SERVICE COMPANY BUSINESS:
Management fees and other income............................    13,310       8,556
Management and other expenses...............................    (4,957)     (8,902)
                                                              --------    --------
Income (loss) from service company business.................     8,353        (346)
                                                              --------    --------
General and administrative expenses.........................    (3,211)     (3,081)
Interest expense............................................   (56,224)    (31,330)
Interest income.............................................    13,004       9,758
Equity in earnings of unconsolidated real estate
  partnerships..............................................     2,445         816
Equity in earnings of unconsolidated subsidiaries...........     3,215       2,372
Minority interest in other entities.........................    (3,721)        111
Amortization................................................    (1,575)     (1,942)
                                                              --------    --------
Income from operations......................................    23,349      15,160
Gain on disposition of properties...........................     5,105          15
                                                              --------    --------
Income before minority interest in operating partnership....    28,454      15,175
Minority interest in operating partnership, Common..........      (989)     (1,219)
Minority interest in operating partnership, Preferred.......    (1,583)         --
                                                              --------    --------
Net income..................................................  $ 25,882    $ 13,956
                                                              ========    ========
Net income attributable to preferred stockholders...........  $ 14,515    $ 13,620
                                                              --------    --------
Net income attributable to common stockholders..............  $ 11,367    $    336
                                                              ========    ========
Basic earnings per common share.............................  $   0.17    $   0.01
                                                              ========    ========
Diluted earnings per common share...........................  $   0.17    $   0.01
                                                              ========    ========
Cash dividends declared.....................................  $   0.70    $ 0.6250
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  25,882   $  13,956
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     67,720      33,381
     Gain on disposition of properties......................     (5,105)        (15)
     Minority interest in operating partnership.............      2,572       1,219
     Minority interest in other entities....................      3,862        (111)
     Equity in (earnings) of unconsolidated real estate
      partnerships..........................................     (2,445)       (816)
     Equity in earnings of unconsolidated subsidiaries......     (3,215)     (2,372)
     Changes in operating assets and operating
      liabilities...........................................    (19,714)     19,180
                                                              ---------   ---------
          Total adjustments.................................     43,675      50,466
                                                              ---------   ---------
          Net cash provided by operating activities.........     69,557      64,422
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................        (91)         --
  Additions to real estate..................................    (39,298)    (19,708)
  Proceeds from sale of property held for sale..............     16,953       3,845
  Cash from newly consolidated properties...................     14,179          --
  Purchase of notes receivable, general limited partnerships
     interests and other assets.............................   (102,814)    (33,517)
  Purchase of/additions to notes receivable.................    (21,114)         --
  Proceeds from sale of notes receivable....................         --      17,788
  Proceeds from repayment of notes receivable...............      8,684       6,444
  Cash received in connection with acquisitions.............         --          --
  Cash paid for merger related costs........................     (4,679)    (54,907)
  Distributions received from investments in real estate
     partnerships...........................................     18,976      17,860
                                                              ---------   ---------
          Net cash used in investing activities.............   (109,204)    (62,195)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............     82,762     175,963
  Principal repayments on secured notes payable.............    (38,082)    (32,686)
  Proceeds from secured tax-exempt bond financing...........         --       7,500
  Principal repayments on secured tax-exempt bond
     financing..............................................     (1,572)     (1,172)
  Repayments on secured short-term financing................         --          --
  Net borrowings (paydowns) on revolving credit
     facilities.............................................     68,000    (236,000)
  Payment of loan costs, including proceeds and costs from
     interest rate hedge....................................     (3,603)     (5,697)
  Proceeds from issuance of common and preferred stock,
     exercise of options/ warrants..........................     35,720     114,907
  Principal repayments received on notes due from officers
     on Class A Common Stock purchases......................      3,526       2,230
  Repurchase of Class A Common Stock........................     (2,515)         --
  Payment of common stock dividends.........................    (45,642)    (35,141)
  Payment of distributions to minority interest in operating
     partnership............................................     (4,686)     (4,365)
  Payment of distributions to minority interest in other
     entities...............................................     (7,512)     (7,710)
  Payment of preferred stock dividends......................    (11,463)    (12,800)
                                                              ---------   ---------
          Net cash provided by financing activities.........     74,933     (34,971)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     35,286     (32,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    101,604      71,305
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 136,890   $  38,561
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     Apartment Investment and Management Company ("AIMCO" together with its consolidated subsidiaries "the Company"), a Maryland corporation formed on January 10, 1994, is a self-administered, self-managed REIT engaged in the ownership, acquisition, development, expansion and management of multi-family apartment properties. AIMCO owns a majority of the ownership interests in the AIMCO operating partnership through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 92% interest in the AIMCO operating partnership as of March 31, 2000. AIMCO-GP, Inc. is the sole general partner of the AIMCO operating partnership. As of March 31, 2000, the Company owned or managed 352,519 apartment units in 1,834 properties located in 48 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi-Housing Council, we believe that, as of March 31, 2000, the Company was the largest owner and manager of multi-family apartment properties in the United States. As of March 31, 2000, AIMCO:

     - owned or controlled 121,449 units in 439 apartment properties;

     - held an equity interest in 115,951 units in 671 apartment properties; and

     - managed 115,119 units in 724 apartment properties for third party owners and affiliates of which 53,627 units have management agreements that are cancelable in 30 days and 61,492 units with management agreements in excess of one year.

     At March 31, 2000, AIMCO had 67,164,211 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 6,319,460 Partnership Common Units ("Common OP Units") outstanding (excluding units held by the Company), for a combined total of 73,483,671 shares of Class A Common Stock and Common OP Units outstanding.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 1999. Certain financial statement amounts have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate partnerships. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the shareholders of Insignia Properties Trust (through February 26, 1999) are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners' share of the underlying net assets of the Company's controlled limited partnerships. With regard to such partnerships, losses in excess of the bases of the minority interests ($3.4 million for first quarter 2000) have been charged to operations and classified with real estate structural depreciation expense by the Company. The assets of property owning limited

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO operating partnership are generally not available to pay creditors of AIMCO or the AIMCO operating partnership.

NOTE 3 -- ACQUISITIONS

     During the three months ended March 31, 2000 the Company purchased:

     - for $18 million limited partnership interests in 122 partnerships (which own 379 properties) where AIMCO serves as general partner;

     - one apartment community with details below:

                                                                   NUMBER     PURCHASE
DATE ACQUIRED                                      LOCATION       OF UNITS      PRICE
-------------                                  ----------------   --------   -----------
January 2000.................................  Falls Church, VA     159      $12 million

NOTE 4 -- INTEREST INCOME RECOGNITION FOR NOTES RECEIVABLE AND INVESTMENTS

     As of March 31, 2000 the Company holds $52 million of par value notes, plus accrued interest net of intercompany par value notes of $85 million ("general partner par value notes"), for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts is generally recognized as it is earned. Interest income from such notes and investments for the three months ended March 31, 2000, totaled approximately $6.8 million.

     As of March 31, 2000, the Company held discounted notes, with a carrying value including accrued interest, of $67 million which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). The total face value plus accrued interest of these notes was $142 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three months ended March 31, 2000, the Company recognized deferred interest income and discounts of approximately $6 million ($0.08 per basic and $0.08 per diluted share).

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

  Limited Partnerships

     In connection with the Company's offers to purchase interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigations will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company's future results of operations or cash flows in a particular quarter.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company is also subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 6 -- STOCKHOLDERS' EQUITY

  Preferred Stock

At March 31, 2000 and December 31, 1999, the Company had the following classes of preferred stock outstanding:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Class B Cumulative Convertible Preferred Stock, $.01 par
  value, 750,000 shares authorized, 750,000 and 750,000
  shares issued and outstanding.............................  $ 75,000   $ 75,000
Class C Cumulative Preferred Stock, $.01 par value,
  2,400,000 shares authorized, 2,400,000 and 2,400,000
  shares issued and outstanding; dividends payable at 9.0%,
  per annum.................................................    60,000     60,000
Class D Cumulative Preferred Stock, $.01 par value,
  4,200,000 shares authorized, 4,200,000 and 4,200,000
  shares issued and outstanding; dividends payable at 8.75%,
  per annum.................................................   105,000    105,000
Class G Cumulative Preferred Stock, $.01 par value,
  4,050,000 shares authorized, 4,050,000 and 4,050,000
  shares issued and outstanding; dividends payable at
  9.375%, per annum.........................................   101,250    101,250
Class H Cumulative Preferred Stock, $.01 par value,
  2,000,000 shares authorized, 2,000,000 and 2,000,000
  shares issued and outstanding; dividends payable at 9.5%,
  per annum.................................................    50,000     50,000
Class K Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and
  5,000,000 shares issued and outstanding...................   125,000    125,000
Class L Convertible Cumulative Preferred Stock, $.01 par
  value, 5,000,000 shares authorized, 5,000,000 and
  5,000,000 shares issued and outstanding...................   125,000    125,000
Class M Cumulative Convertible Preferred Stock, $.01 par
  value, 1,600,000 shares authorized, 1,200,000 and no
  shares issued and outstanding.............................    30,000         --
                                                              --------   --------
                                                              $671,250   $641,250
                                                              ========   ========

     In January 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share ("Class M Preferred Stock"), in a direct placement. The proceeds of $30.0 million were used to repay certain indebtedness and for working capital. For the period beginning January 13, 2000 through and including January 13, 2003, the holder of the Class M Preferred Stock is entitled to receive, when and as declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. The Class M Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of Class A Common Stock, the holder of the Class M Preferred Stock is entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTE 7 -- EARNINGS PER SHARE

     The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
NUMERATOR:
  Net income................................................  $ 25,882    $ 13,956
  Preferred stock dividends.................................   (14,515)    (13,620)
                                                              --------    --------
     Numerator for basic and diluted earnings per
      share -- income attributable to common stockholders...  $ 11,367    $    336
                                                              ========    ========
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average number of shares of common stock outstanding...    65,947      56,468
  Effect of dilutive securities:
  Dilutive potential common shares, options and warrants....       368       1,944
                                                              --------    --------
  Denominator for dilutive earnings per share...............    66,315      58,412
                                                              ========    ========
  Basic earnings per common share:
     Operations.............................................  $   0.09    $   0.01
     Gain on disposition of properties......................      0.08          --
                                                              --------    --------
          Total.............................................  $   0.17    $   0.01
                                                              ========    ========
  Diluted earnings per common share:
     Operations.............................................  $   0.09    $   0.01
     Gain on disposition of properties......................      0.08          --
                                                              --------    --------
          Total.............................................  $   0.17    $   0.01
                                                              ========    ========

NOTE 8 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States including Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during the three months ended March 31, 2000 or March 31, 1999.

     Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following table presents the contribution (separated between consolidated and unconsolidated activity) to the Company's Free Cash Flow for the three months ended March 31, 2000, from the components of the Company and a reconciliation of Free Cash Flow to Earnings Before Structural Depreciation, to Net Income, and to Funds From Operations, less a reserve for capital replacements, (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                        CONSOLIDATED   UNCONSOLIDATED    TOTAL       %
                                                        ------------   --------------   --------   -----
REAL ESTATE
Conventional
  Average monthly rent greater than $800 per unit
    (15,369 equivalent units).........................    $ 25,460        $ 3,860       $ 29,320    19.1%
  Average monthly rent $700 to $800 per unit (10,671
    equivalent units).................................      10,232          2,705         12,937     8.4%
  Average monthly rent $600 to $700 per unit (32,658
    equivalent units).................................      26,716          5,025         31,741    20.7%
  Average monthly rent $500 to $600 per unit (46,053
    equivalent units).................................      33,806          4,982         38,788    25.3%
  Average monthly rent less than $500 per unit (26,549
    equivalent units).................................      13,907          1,999         15,906    10.4%
                                                          --------        -------       --------   -----
         Subtotal conventional real estate
           contribution to Free Cash Flow.............     110,121         18,571        128,692    83.8%
Affordable (13,521 equivalent units)..................       2,809          8,449         11,258     7.3%
College housing (average rent of $663 per month)
  (3.962 equivalent units)............................       3,256            340          3,596     2.3%
Other Properties......................................         440            665          1,105     0.7%
Resident services.....................................       1,407            159          1,566     1.0%
Minority interest.....................................     (18,696)            --        (18,696)  (12.2)%
                                                          --------        -------       --------   -----
         Total real estate contribution to Free Cash
           Flow.......................................      99,337         28,184        127,521    83.1%
SERVICE BUSINESSES
Management contracts (property and asset management)
  Controlled properties...............................       6,702          4,289         10,991     7.2%
  Third party with terms in excess of one year........          --          2,185          2,185     1.4%
  Third party cancelable in 30 days...................          --            257            257     0.2%
                                                          --------        -------       --------   -----
         Subtotal management contracts contribution to
           Free Cash Flow.............................       6,702          6,731         13,433     8.7%
Buyers Access.........................................          --            472            472     0.3%
Other service businesses..............................         532            670          1,202     0.8%
                                                          --------        -------       --------   -----
         Total service businesses contribution to Free
           Cash Flow..................................       7,234          7,873         15,107     9.8%
INTEREST INCOME
General partner loan interest.........................       3,815             --          3,815     2.5%
Notes receivable from officers........................         169             --            169     0.1%
Other notes receivable................................         296             --            296     0.2%
Money market and interest bearing accounts............       2,532             --          2,532     1.6%
                                                          --------        -------       --------   -----
         Subtotal interest income.....................       6,812             --          6,812     4.4%
Accretion of loan discount............................       6,191             --          6,191     4.0%
                                                          --------        -------       --------   -----
         Total interest income contribution to Free
           Cash Flow..................................      13,003             --         13,003     8.5%
FEE INCOME
Disposition Fees......................................         916             --            916     0.6%
Refinancing Fees......................................         203             --            203     0.1%
                                                          --------        -------       --------   -----
         Total fee income contribution to Free Cash
           Flow.......................................       1,119             --          1,119     0.7%
                                                          --------        -------       --------   -----
General and Administrative Expense....................      (3,211)            --         (3,211)   (2.1)%
                                                          --------        -------       --------   -----
Free Cash Flow(1).....................................     117,482         36,057        153,539   100.0%
                                                          ========        =======       ========   =====

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                                               BASIC
                                                              ----------------------------------------
                                                              CONSOLIDATED   UNCONSOLIDATED    TOTAL
                                                              ------------   --------------   --------
FREE CASH FLOW..............................................     117,482          36,057       153,539
COST OF SENIOR CAPITAL
Interest expense:
  Secured debt
         Long-term, fixed rate..............................     (40,968)         (9,945)      (50,913)
         Long-term, variable rate...........................        (176)           (431)         (607)
         Short-term.........................................     (10,850)           (811)      (11,661)
  Lines of credit and other unsecured debt..................      (5,778)           (248)       (6,026)
  Interest expense on convertible debt......................      (2,429)             --        (2,429)
  Interest capitalized......................................       1,994           1,165         3,159
  Minority interest share of interest expense...............       7,940              --         7,940
                                                                --------        --------      --------
         Total interest expense after minority interest.....     (50,267)        (10,270)      (60,537)
Dividends on preferred equity securities....................     (16,776)             --       (16,776)
                                                                --------        --------      --------
    Contribution before non-cash charges and ownership
       adjustments..........................................      50,439          25,787        76,226
Non-structural depreciation, net of capital replacements....        (851)           (950)       (1,801)
Amortization of intangible assets...........................      (1,575)           (508)       (2,083)
Gain (loss) on sales of real estate.........................       5,105              --         5,105
Deferred tax provision......................................          --            (852)         (852)
                                                                --------        --------      --------
         Earnings Before Structural Depreciation
           (EBSD)(1)........................................      53,118          23,477        76,595
Structural depreciation, net of minority interest in other
  entities..................................................     (48,405)        (15,834)      (64,239)
                                                                --------        --------      --------
         Net income(a)......................................       4,713           7,643        12,356
Gain (loss) on sales of real estate.........................      (5,105)             --        (5,105)
Non-structural depreciation, net of minority interest in
  other entities............................................       8,572           3,128        11,700
Amortization of intangible assets...........................       1,575             508         2,083
Deferred tax provision......................................          --             852           852
Structural depreciation, net of minority interest in other
  entities..................................................      48,405          15,834        64,239
                                                                --------        --------      --------
         Funds from Operations (FFO)(1).....................      58,160          27,965        86,125
Capital replacement reserve.................................      (7,721)         (2,178)       (9,899)
                                                                --------        --------      --------
         Adjusted Funds From Operations (AFFO)(1)...........    $ 50,439        $ 25,787      $ 76,226
                                                                ========        ========      ========

---------------

(a) Represents net income of the AIMCO operating partnership. The REIT's share of this net income is 92%, or $11,367.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

                                                                               EARNINGS
                                                          EARNINGS   SHARES    PER SHARE
                                                          --------   -------   ---------
EBSD
  Basic................................................   $76,595     72,307
  Diluted..............................................    88,592     87,150
Net Income
  Basic................................................    12,356     72,307     $0.17
  Diluted..............................................    12,356     72,675     $0.17
FFO
  Basic................................................    86,125     72,307
  Diluted..............................................    98,122     87,150
AFFO
  Basic................................................    76,226     72,307
  Diluted..............................................    88,223     87,150

---------------

(1) "Free Cash Flow", "Earnings Before Structural Depreciation", "Funds From Operations", and "Adjusted Funds From Operations" are measurement standards used by the Company's management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity.

     - Free Cash Flow is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

     - Earning Before Structural Depreciation ("EBSD") is defined by the Company as Net Income, determined in accordance with GAAP, plus "structural depreciation", i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

     - Funds From Operations ("FFO") is defined by the Board Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO operating partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     - Adjusted Funds From Operations ("AFFO") is defined by the Company as FFO less a charge for Capital Replacements equal to $300 per apartment unit.

NOTE 9 -- HIGH PERFORMANCE UNITS

     In January 1998, AIMCO's operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture comprised of twelve members of AIMCO's senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of March 31, 2000. The Company includes any dilutive effect of the High Performance Units in its AFFO earnings.

     The Morgan Stanley REIT Index is being used as the peer group index for purposes of the High Performance Units. The Morgan Stanley REIT Index is a capitalization-weighted index (with dividends reinvested) of the most actively traded real estate investment trusts. The Morgan Stanley REIT Index is comprised of over 100 real estate investment trusts selected by Morgan Stanley & Co. Incorporated. The Board of Directors of the Company has selected this index because it believes that it is the real estate investment trust index most widely reported and accepted among institutional investors.

     "Total return" means, for any security and for any period, the cumulative total return for such security over such period, as measured by (i) the sum of
(a) the cumulative amount of dividends paid in respect of such security for such period (assuming that all cash dividends are reinvested in such security as of the payment date for such dividend based on the security price on the dividend payment date), and (b) an amount equal to (x) the security price at the end of such period, minus (y) the security price at the beginning of such period, divided by (ii) the security price at the beginning of the measurement period; provided, however, that if the foregoing calculation results in a negative number, the "total return" shall be equal to zero. For purposes of calculating the Total return of the AIMCO Class A Common Stock, the security price at the end of the period will be based on an average of the volume-weighted average daily trading price of the AIMCO Class A Common Stock for the 20 trading days immediately preceding the end of the period.

     The High Performance Units are not convertible into AIMCO Class A Common Stock. However, in the event of a change of control of the Company, holders of High Performance Units will have redemption rights similar to those of holders of Common OP Units. Upon the occurrence of a change of control, any holder of High Performance Units may, subject to certain restrictions, require the AIMCO operating partnership to redeem all or a portion of the High Performance Units held by such party in exchange for a cash payment per unit equal to the market value of a share of AIMCO Common Stock at the time of redemption. However, in the event that any High Performance Units are tendered for redemption, the AIMCO operating partnership's obligation to pay the redemption price is subject to the prior right of the Company to acquire such High Performance Units in exchange for an equal number of shares of AIMCO Class A Common Stock (subject to certain adjustments).

     If AIMCO's total return over the measurement period exceeds 115% of the total return of the Morgan Stanley REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the AIMCO Operating Partnership. This could have a dilutive effect on future earnings per share of AIMCO Class A Common Stock, and on AIMCO's equity ownership in the AIMCO Operating Partnership after the three year measurement period.

     The following table illustrates the value of the 15,000 High Performance Units at the end of the three year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to March 31, 2000, the cumulative total

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY return of the Morgan Stanley REIT Index was (18.58)% and the cumulative total return of the AIMCO Class A Common Stock was 19.93%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,377,769,040, which was the amount as of March 31, 2000.

     Please note that the table below is for illustrative purposes only and there can be no assurance that actual outcomes will be within the ranges used. Some of the factors that could affect the results set forth in the table are the total return of the AIMCO Class A Common Stock relative to the total return of the Morgan Stanley REIT Index, and the market value of the average outstanding equity of the Company during the measurement period. These factors may be affected by general economic conditions, local real estate conditions and the dividend policy of the Company.

                                                                                                                         CASH
                                                                         VALUE OF                      OP UNIT         PROCEEDS
                                            AVERAGE         EXCESS         HIGH                      DILUTION AS      TO COMPANY
                                             MARKET       SHAREHOLDER   PERFORMANCE     OP UNIT      A % OF TOTAL    FROM INITIAL
  STOCK      AIMCO    MINIMUM   RETURN   CAPITALIZATION   VALUE ADDED      UNITS       DILUTION     DILUTED SHARES    INVESTMENT
  PRICE      TOTAL    RETURN    EXCESS    (THOUSANDS)     (THOUSANDS)   (THOUSANDS)   (THOUSANDS)    OUTSTANDING     (THOUSANDS)
(12/31/00)   RETURN     (1)      (2)          (3)             (4)           (5)           (6)            (7)             (8)
----------   ------   -------   ------   --------------   -----------   -----------   -----------   --------------   ------------
  $38.00     26.04%    30.00%    0.00%     $2,377,769      $     --      $      6           --           0.00%           2,064
   38.50     27.65     30.00     0.00       2,377,769            --             6           --           0.00            2,064
   39.00     29.26     30.00     0.00       2,377,769            --             6           --           0.00            2,064
   39.41     30.58     30.00     0.58       2,377,769        13,791         2,070           52           0.06            2,064
   39.50     30.87     30.00     0.87       2,377,769        20,687         3,103           79           0.09            2,064
   40.00     32.48     30.00     2.48       2,377,769        58,969         8,845          221           0.25            2,064
   41.00     35.69     30.00     5.69       2,377,769       135,295        20,294          495           0.57            2,064
   42.00     38.90     30.00     8.90       2,377,769       211,621        31,743          756           0.87            2,064
   43.00     42.11     30.00    12.11       2,377,769       287,948        43,192        1,004           1.15            2,064
   44.00     45.32     30.00    15.32       2,377,769       364,274        54,641        1,242           1.42            2,064
   45.00     48.53     30.00    18.53       2,377,769       440,601        66,090        1,469           1.69            2,064
   46.00     51.74     30.00    21.74       2,377,769       516,927        77,539        1,686           1.93            2,064
   47.00     54.94     30.00    24.94       2,377,769       593,016        88,952        1,893           2.17            2,064
   48.00     58.15     30.00    28.15       2,377,769       669,342       100,401        2,092           2.40            2,064

---------------

(1) Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2) "Excess Return" is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3) Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) at March 31, 2000 throughout the measurement period.

(4) "Excess Shareholder Value Added" is calculated by multiplying the Excess Return by the average market capitalization.

(5) The "Value of High Performance Units" is calculated by multiplying the Excess Shareholder Value Added by 15%. If "Excess Shareholder Return" is 0, the "Value of High Performance Units" is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the AIMCO Operating Partnership.

(6) The "OP Unit Dilution" is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7) "OP Unit Dilution as a % of total diluted shares outstanding" is calculated by dividing the OP Unit Dilution by the total weighted-average diluted shares outstanding as of March 31, 2000.

(8) If "Excess Shareholder Return" is 0, the "Cash Proceeds to Company from Initial Investment" is calculated by subtracting the "Value of High Performance Units" from $2,070,000, which is the purchase price of 15,000 high performance units.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

     The following table summarizes the status of the High Performance Units as of December 31, 1999 and March 31, 2000:

                        AIMCO                                             AVERAGE           EXCESS       VALUE OF HIGH
                        TOTAL    MORGAN STANLEY   MINIMUM    EXCESS        MARKET        SHAREHOLDER      PERFORMANCE    OP UNITS
AS OF                   RETURN     REIT INDEX     RETURN    EXCEEDED   CAPITALIZATION   VALUE ADDED(1)     UNITS(2)      DILUTED
-----                   ------   --------------   -------   --------   --------------   --------------   -------------   --------
December 31, 1999.....  22.71%       (20.69)%      19.11%     3.60%    2,327,728,992      83,798,244      12,569,737     340,096(3)
March 31, 2000........  19.93%       (18.58)%      21.75%     0.00%    2,377,770,912              --              --          --

---------------

(1) Return exceeded multiplied by average market capitalization

(2) Excess Shareholder Value added multiplied by 15%

(3) OP Unit calculation based on trailing 20-day average stock price of $36.96

NOTE 10 -- PORTFOLIOS HELD FOR SALE

     The Company is currently marketing for sale certain real estate properties. Approximately 5,811 units with an approximate carrying value of $133 million are included with real estate in the consolidated financial statements and approximately 23,379 units with an approximate carrying value of $117 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

                  APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of March 31, 2000, the Company owned or managed 352,519 apartment units, comprised of 121,449 units in 439 apartment communities owned or controlled by the Company (the "Owned Properties"), 115,951 units in 671 apartment communities in which the Company has an equity interest (the "Equity Properties") and 115,119 units in 724 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the company and interpretations of those regulations, the competitive environment in which the company operates, financing risks, including the risk that the company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the company's financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

NET INCOME

     The Company recognized net income of $25.9 million for the three months ended March 31, 2000, compared to $14.0 million for the three months ended March 31, 1999. The increase in net income of $11.9 million, or 85.5%, was primarily the result of: an increase in net "same store" property results; the acquisition of 28 properties during 1999; the completion of the merger of Insignia Properties Trust into AIMCO; the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999; and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the above on net income was partially offset by the sale of eight properties during 1999 and thirteen properties in 2000. These factors are discussed in more detail in the following paragraphs.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $224.3 million for the three months ended March 31, 2000, compared to $112.6 million for the three months ended March 31, 1999, an increase of $111.7 million, or 99.2%. The increase in rental and other property revenues was primarily due to: an increase in "same store" sales revenue of 3%; the purchase of 28 properties; the acquisition of controlling interests in partnerships owning 183 properties; the subsequent consolidation of the purchased and newly controlled entities; and the sale of 13 properties.

     Property operating expenses for the consolidated Owned Properties, consisting of: on-site payroll costs; utilities (net of reimbursements received from tenants); contract services; turnover costs; repairs and maintenance; advertising and marketing; property taxes and insurance; totaled $90.8 million for the three months ended March 31, 2000, compared to $43.2 million for the three months ended March 31, 1999, an increase of $47.6 million or 110%. The increase in property operating expenses was primarily due to: an increase in "same store" expenses of 1%; the purchase of 28 properties; the acquisition of controlling interests in partnerships owning 183 properties; the subsequent consolidation of the purchased and newly controlled entities; and the sale of 13 properties.

SERVICE COMPANY BUSINESS

     The Company's share of income from the service company business was $8.4 million for the three months ended March 31, 2000, compared to ($0.3) million for the three months ended March 31, 1999. The increase in service company business income of $8.7 million was primarily due to a reduction in the allocation of management contract expense between the consolidated service company and the unconsolidated subsidiaries. The allocation of such expense will remain constant on a year to year comparison, and the core business operations remained unchanged between the periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $3.1 million for the three months ended March 31, 1999 to $3.2 million for the three months ended March 31, 2000, a 3.2% increase. The increase of $0.1 million is primarily due to the growth of the Company, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $59.1 million for the three months ended March 31, 2000, compared to $31.3 million for the three months ended March 31, 1999, an increase of $27.8 million, or 88.8%. The increase was primarily due to the Company acquiring controlling interests in partnerships owning 183 properties and the subsequent consolidation of these properties. The Company had also drawn $277 million on its credit facility with Bank of America as of March 31, 2000 compared to $124 million at March 31, 1999 which incurred interest at a weighted average interest rate of 8.55% and 7.67% , during the respective three month periods then ended.

INTEREST INCOME

     Interest income totaled $15.9 million for the three months ended March 31, 2000, compared to $9.8 million for the three months ended March 31, 1999. The increase of $6.1 million is primarily due to the recognition of interest income on discounted notes.

FUNDS FROM OPERATIONS

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Income before minority interest in operating partnership....     $28,454          $ 15,175
  Gain on disposition of properties.........................      (5,105)              (15)
  Real estate depreciation, net of minority interest........      56,977            25,700
  Real estate depreciation related to unconsolidated
     entities...............................................      18,962            21,115
  Amortization of intangibles...............................       2,083            12,999
  Deferred Taxes benefit....................................         852             2,456
  Preferred stock dividend..................................      (7,208)          (10,347)
  Expenses associated with convertible preferred
     securities.............................................       2,429                --
  Preferred OP Unit distributions...........................         678              (858)
                                                                 -------          --------
  Funds From Operations.....................................     $98,122          $ 66,225
                                                                 =======          ========

     Funds From Operations increased from $66 million for the three months ended March 31, 1999 to $98 million for the three months ended March 31, 2000 primarily due to: an increase of 5% in "same store" property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 183 properties; the purchase of 28 properties and resultant sale of 13 properties.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000 and 1999, net cash flows were as follows (dollars in thousands):

                                                                2000        1999
                                                              ---------   --------
Cash flow provided by operating activities..................  $  69,557   $ 64,422
Cash flow (used in) investing activities....................   (109,204)   (62,195)
Cash flow provided by financing activities..................     74,933    (34,971)

     During the three months ended March 31, 2000, the Company closed $119 million of long-term fixed-rate, fully amortizing notes payable with a weighted average interest rate of 8.3%. Each of the notes is individually secured by one of twelve properties with no cross-collateralization. The Company used the net proceeds totaling $117.5 million after transaction costs to repay existing debt. During the three months ended March 31, 2000, the Company also assumed a $7 million long-term fixed rate, fully amortizing note payable with an interest rate of 8.37% in connection with the acquisition of one property. The note is secured by the acquired property.

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The credit facility including the $50 million expansion is available for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 31, 2000 and 1999 was 8.55% and 7.67% respectively. The amount available under the credit facility at March 31, 2000 and 1999 was $72.8 million and $75.7 million respectively.

     The Company expects to meets its short-term liquidity requirements including property acquisitions, tender offers and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     On January 11, 2000, AIMCO completed a direct placement of 681,818 shares of Class A Common Stock into which 1,200,000 shares of Class M Convertible Cumulative Preferred Stock are convertible to AEW Targeted Securities Fund II, L.P. The net proceeds of approximately $30 million was used to repay indebtedness and for working capital.

     On March 3, 2000 AIMCO filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of 681,818 shares of Class A Common Stock into which 1,200,000 shares of Class M Convertible Cumulative Preferred Stock are convertible. The registration statement was declared effective by the SEC on March 31, 2000.

     At March 31, 2000 the Company had $137 million in cash and cash equivalents. In addition, the Company had $93 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO operating partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interest. During the three months ended March 31, 2000, the Company made separate offers to the limited partners of 122 partnerships to acquire their limited partnership interests. The Company purchased approximately $18 million (including transaction costs) of limited partnership interests.

RETURN ON ASSETS AND RETURN ON EQUITY

     The Company's Return On Assets and Return On Equity for the three months ended March 31, 2000 and 1999 are as follows:

                                                               BASED ON        BASED ON
                                                                 AFFO             FFO
                                                             -------------   -------------
                                                             THREE MONTHS    THREE MONTHS
                                                                 ENDED           ENDED
                                                               MARCH 31,       MARCH 31,
                                                             -------------   -------------
                                                             2000    1999    2000    1999
                                                             -----   -----   -----   -----
Return on Assets (a).......................................  10.2%    9.5%   10.7%   10.0%
Return on Equity
  Basic (b)................................................  14.4%   14.1%   15.8%   15.3%
  Diluted (c)..............................................  13.0%   11.6%   14.1%   12.6%

---------------

(a) The Company defines Return on Assets (AFFO) as (i) Free Cash Flow divided by (ii) Average Assets. Average assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements ($68,189), and less all current liabilities. "Average Assets" are computed by averaging the sum of Assets at the beginning and the end of the period. The Company defines Return on Assets (FFO) as (i) Free Cash Flow plus Capital Replacements; divided by (ii) Average Assets plus accumulated Capital Replacements.

(b) The Company defines Return on Equity-Basic (AFFO) as (i) AFFO-Basic; divided by (ii) Average Equity. "Equity" is total stockholders' equity, plus accumulated depreciation, less accumulated Capital

     Replacements ($68,189), less preferred stock, and plus minority interest in Operating Partnership, net of preferred OP unit interests ($103,759). "Average Equity" is computed by averaging the sum of Equity at the beginning and the end of the period. The Company defines Return on Equity-Basic (FFO) as (i) AFFO-Basic plus Capital Replacements; divided by
     (ii) Average Equity plus accumulated Capital Replacements.

(c) The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

The increase in Return On Assets (AFFO) and (FFO) from the 1999 period to the 2000 period is the result of higher returns on acquired properties, as well as the additional properties consolidated in the fourth quarter of 1999 and the first quarter of 2000.

The increase in Return On Equity-Basic (AFFO) and (FFO) and Return On
Equity -- Diluted (AFFO) and (FFO) from the 1999 period to the 2000 period is primarily due to increased return on assets.

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

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operation and program are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

     YEAR 2000 DISCLOSURE

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has funded Y2K compliance efforts from cash flow from operations and has not incurred any significant costs to date related to Y2K issues. To date, there has been no material negative impact on the Company's results of operations or financial condition as a result of the Y2K issue or its Y2K compliance efforts.

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

     The Company had $366 million of variable rate debt outstanding at March 31, 2000, which represents 12.2% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $3.7 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the three months ended March 31, 2000, 133,732 shares of Class A Common Stock were issued in exchange for Common OP Units.

     As disclosed in AIMCO's Current Report on Form 8-K, dated January 13, 2000, on January 13, 2000 AIMCO sold 1,200,000 shares of Class M Convertible Cumulative Preferred Stock to an institutional investor for $30 million. The shares were issued in a private placement transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report(1):

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Charter (Exhibit 3.1 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1999, is incorporated herein by
                            this reference)
           3.2           -- Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K
                            for the fiscal year 1999, is incorporated herein by this
                            reference)
          10.1           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
          10.2           -- Twelfth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of April 19, 2000
          10.3           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank (Exhibit 10.20 to AIMCO
                            Properties, L.P.'s Annual Report on Form 10-K for the
                            fiscal year 1999, is incorporated herein by this
                            reference)
          10.4           -- First Amendment to $345,000,000 Amended and Restated
                            Credit Agreement, dated as of April 14, 2000, among AIMCO
                            Properties, L.P., Bank of America, N.A. and U.S. Bank
                            National Association
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K for the quarter ended March 31, 2000:

     During the quarter for which this report is filed, Apartment Investment and Management Company filed its Current Report on Form 8-K, dated December 15, 1999, relating to AIMCO Properties L.P.'s acquisition of residential communities and certain interests from Dreyfuss Brothers, Inc.; its Current Report on Form 8-K dated January 13, 2000, relating to the sale of an aggregate of 1,200,000 shares of Class M Convertible Cumulative Preferred Stock of Apartment Investment and Management Company; its Current Report on Form 8-K, dated January 20, 2000, relating to an increase in Apartment Investment and Management Company's measure of economic profitability for the fourth quarter of 1999, compared to the quarter ended December 31, 1998; its Current Report on Form 8-K, dated March 14, 2000, relating to Apartment Investment and Management Company's letter to stockholders for fiscal year 1999.

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

Date: May 10, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Charter (Exhibit 3.1 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1999, is incorporated herein by
                            this reference)
           3.2           -- Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K
                            for the fiscal year 1999, is incorporated herein by this
                            reference)
          10.1           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
          10.2           -- Twelfth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of April 19, 2000
          10.3           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank (Exhibit 10.20 to AIMCO
                            Properties, L.P.'s Annual Report on Form 10-K for the
                            fiscal year 1999, is incorporated herein by this
                            reference)
          10.4           -- First Amendment to $345,000,000 Amended and Restated
                            Credit Agreement, dated as of April 14, 2000, among AIMCO
                            Properties, L.P., Bank of America, N.A. and U.S. Bank
                            National Association
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.