Form 10-Q
period 2000-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2000-08-11
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

Commission File Number 1-13232

Apartment Investment and Management Company
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of Incorporation or organization)	84-1259577 (I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower 2, Suite 2-1000 Denver, Colorado (Address of principal executive offices)	80222 (Zip Code)

(303) 757-8101
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Class A Common Stock outstanding as of July 31, 2000: 67,590,368

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Real Estate, net of accumulated depreciation of $573,768 and $416,497	$4,953,798	$4,096,200

Investments in unconsolidated real estate partnerships	690,051	891,449

Investments in unconsolidated subsidiaries	48,913	44,921

Notes receivable from unconsolidated real estate partnerships	140,809	142,828

Notes receivable from and advances to unconsolidated subsidiaries	91,477	88,754

Cash and cash equivalents	90,709	101,604

Restricted cash	108,311	84,595

Other assets	213,499	234,600

Total assets	$6,337,567	$5,684,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Secured notes payable	$2,653,746	$1,954,259

Secured tax-exempt bond financing	403,774	420,830

Unsecured short-term financing	293,500	209,200

Total indebtedness	3,351,020	2,584,289

Accounts payable, accrued and other liabilities	194,006	271,627

Resident security deposits and deferred rental income	31,835	22,793

Total liabilities	3,576,861	2,878,709

Commitments and contingencies	—	—

Company-obligated mandatory redeemable convertible preferred securities of a subsidiary trust	149,500	149,500

Minority interest in other entities	149,621	168,533

Minority interest in operating partnership	219,370	225,381

Stockholders’ equity:

Preferred Stock	671,250	641,250

Class A Common Stock, $.01 par value, 474,337,500 shares and 474,121,284 shares authorized, 67,578,000 and 66,802,886 shares issued and outstanding, at June 30, 2000 and December 31, 1999, respectively	676	668

Additional paid-in capital	1,912,113	1,885,424

Notes receivable on common stock purchases	(47,515)	(51,619)

Distributions in excess of earnings	(294,309)	(212,895)

Total stockholders’ equity	2,242,215	2,262,828

Total liabilities and stockholders’ equity	$6,337,567	$5,684,951

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$258,064	$116,237	$482,384	$228,823

Property operating expense	(104,653)	(45,095)	(195,404)	(88,265)

Owned property management expense	(4,136)	(125)	(6,241)	(192)

Depreciation	(85,289)	(27,827)	(146,580)	(54,939)

Income from property operations	63,986	43,190	134,159	85,427

SERVICE COMPANY BUSINESS:

Management fees and other income	12,410	6,936	22,435	14,835

Management and other expenses	(7,948)	(2,386)	(12,905)	(11,288)

Income from service company business	4,462	4,550	9,530	3,547

General and administrative expenses	(1,940)	(2,263)	(5,150)	(5,344)

Interest expense	(64,397)	(29,734)	(122,604)	(61,064)

Interest income	15,508	10,978	28,511	20,736

Equity in earnings of unconsolidated real estate partnerships	1,441	2,963	3,886	3,779

Equity in earnings (losses) of unconsolidated subsidiaries	1,700	(3,734)	4,472	(4,140)

Minority interest in other entities	(6,332)	(15)	(13,452)	96

Amortization of intangibles	(1,494)	(1,942)	(3,069)	(3,884)

Income from operations	12,934	23,993	36,283	39,153

Net gain on disposition of properties	226	—	5,331	15

Income before minority interest in operating partnership	13,160	23,993	41,614	39,168

Minority interest in operating partnership, common	280	(876)	(709)	(2,095)

Minority interest in operating partnership, preferred	(1,618)	—	(3,201)	—

Net income	11,822	23,117	37,704	37,073

Net income attributable to preferred stockholders	14,600	13,993	29,115	27,613

Net income (loss) attributable to common stockholders	$(2,778)	$9,124	$8,589	$9,460

Basic earnings (loss) per common share	$(0.04)	$0.15	$0.13	$0.16

Diluted earnings (loss) per common share	$(0.04)	$0.14	$0.13	$0.16

Dividends declared per common share	$0.700	$0.625	$1.400	$1.250

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$37,704	$37,073

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	155,686	67,095

Gain on disposition of properties	(5,331)	(15)

Minority interest in operating partnership	3,910	2,095

Minority interest in other entities	13,452	(96)

Equity in earnings of unconsolidated real estate partnerships	(3,886)	(3,779)

Equity in (earnings) losses of unconsolidated subsidiaries	(4,472)	4,140

Changes in operating assets and operating liabilities	(46,152)	(2,786)

Total adjustments	113,207	66,654

Net cash provided by operating activities	150,911	103,727

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of and additions to real estate	(96,559)	(80,454)

Proceeds from sale of property held for sale	13,743	38,594

Cash from newly consolidated properties	37,691	—

Purchase of notes receivable, general and limited partnership interests and other assets	(146,041)	(29,467)

Purchase of/additions to notes receivable	(53,975)	(29,201)

Proceeds from sale of notes receivable	—	17,788

Proceeds from repayment of notes receivable	12,968	15,220

Cash paid for merger related costs	(5,655)	(14,743)

Distributions received from investments in unconsolidated real estate partnerships	40,476	22,329

Distributions received from investments in unconsolidated subsidiaries	—	18,393

Net cash used in investing activities	(197,352)	(41,541)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	131,245	248,014

Principal repayments on secured notes payable	(56,995)	(18,768)

Proceeds from secured tax-exempt bond financing	—	20,731

Principal repayments on secured tax-exempt bond financing	(4,325)	(35,887)

Repayments on secured short-term financing	—	(4,522)

Net borrowings (paydowns) on revolving credit facilities	84,300	(360,300)

Payment of loan costs	(3,603)	(9,423)

Proceeds from issuance of common and preferred stock, exercise of options/warrants	46,661	236,360

Repurchase of Class A Common Stock	(2,600)	—

Principal repayments received on notes due from officers on Class A Common Stock purchases	10,026	3,183

Payment of common stock dividends	(92,352)	(73,361)

Payment of distributions to minority interest	(50,748)	(17,827)

Payment of preferred stock dividends	(26,063)	(70,033)

Net cash provided by (used in) financing activities	35,546	(81,833)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,895)	(19,647)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101,604	71,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,709	$51,658

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Unaudited)

NOTE 1 — Organization

      Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), owns a majority of the ownership interests in AIMCO Properties, L.P., (the “AIMCO operating partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 92% interest in the AIMCO operating partnership as of June 30, 2000. AIMCO-GP, Inc. is the sole general partner of the AIMCO operating partnership.

      As of June 30, 2000, AIMCO:

•	owned or controlled 135,261 units in 483 apartment properties;

•	held an equity interest in 100,441 units in 614 apartment properties; and

•	managed 108,176 units in 705 apartment properties for third party owners and affiliates.

      At June 30, 2000, AIMCO had 67,578,000 shares of Class A Common Stock outstanding and the AIMCO operating partnership had 6,274,887 Partnership Common Units (“Common OP Units”) outstanding (excluding units held by the Company), for a combined total of 73,852,887 shares of Class A Common Stock and Common OP Units outstanding.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 1999. Certain 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.

      The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO operating partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, losses in excess of the basis in the minority interests of $15 million for the three months ended and $18 million for the six months ended June 30, 2000, respectively, have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO operating partnership generally are not available to pay creditors of AIMCO or the AIMCO operating partnership.

NOTE 3 — Acquisitions

      During the six months ended June 30, 2000 the Company purchased:

•	for $61 million limited partnership interests in 189 partnerships (which own 506 properties) where AIMCO serves as general partner;

•	one apartment community with details below:

Date Acquired	Location	Number of Units	Purchase Price

January 2000	Falls Church, VA	159	$ 12 million

NOTE 4 — Interest Income Recognition for Notes Receivable and Investments

      As of June 30, 2000 the Company holds $49 million of par value notes, plus accrued interest, net of intercompany par value notes of $85 million (“general partner par value notes”), for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts generally is recognized as it is earned. Interest income from such notes and investments for the three and six months ended June 30, 2000, totaled approximately $8 million and $15 million, respectively.

      As of June 30, 2000, the Company held discounted notes, with a carrying value including accrued interest, of $92 million which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount with interest income being earned using the cost recovery method (“discounted notes”). The total face value plus accrued interest of these notes was $138 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and six months ended June 30, 2000, the Company recognized, net of minority interests, deferred interest income and discounts of approximately $6 million ($0.09 per basic and $0.09 per diluted share) and $12 million ($0.18 per basic and $0.18 per diluted share), respectively.

NOTE 5 — Commitments and Contingencies

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

      Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to potential legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

      Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flows.

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

NOTE 6 — Stockholders’ Equity

Preferred Stock

      The Company’s outstanding classes of preferred stock, and their original issue prices, as of June 30, 2000 and December 31, 1999, are as follows:

	June 30,	December 31,
	2000	1999

Class B Cumulative Convertible Preferred Stock, $.01 par value, 750,000 shares authorized, 750,000 and 750,000 shares issued and outstanding	$75,000	$75,000

Class C Cumulative Preferred Stock, $.01 par value, 2,400,000 shares authorized, 2,400,000 and 2,400,000 shares issued and outstanding; dividends payable at 9.0%, per annum	60,000	60,000

Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, 4,200,000 and 4,200,000 shares issued and outstanding; dividends payable at 8.75%, per annum	105,000	105,000

Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 and 4,050,000 shares issued and outstanding; dividends payable at 9.375%, per annum	101,250	101,250

Class H Cumulative Preferred Stock, $.01 par value, 2,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding; dividends payable at 9.5%, per annum	50,000	50,000

Class K Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000

Class L Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000

Class M Convertible Cumulative Preferred Stock, $.01 par value, 1,600,000 shares authorized, 1,200,000 and no shares issued and outstanding	30,000	—

	$671,250	$641,250

      In January 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share (“Class M Preferred Stock”), in a direct placement. The proceeds of $30.0 million were used to repay certain indebtedness and for working capital. For the period beginning January 13, 2000 through and including January 13, 2003, the holder of the Class M Preferred Stock is entitled to receive, when and as declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. The 1,200,000 shares Class M Preferred Stock are convertible into 681,818 shares of Class A Common Stock. The Class M Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of Class A Common Stock, the holder of the Class M Preferred Stock is entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

NOTE 7 — Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share data):

	Three Months Ended June 30,

	2000	1999

NUMERATOR:

Net income	$11,822	$23,117

Preferred stock dividends	(14,600)	(13,993)

Numerator for basic and diluted earnings per share — income (loss) attributable to common stockholders	($2,778)	$9,124

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	66,261	62,323

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	—	1,229

Denominator for dilutive earnings per share	66,261	63,552

Basic earnings (loss) per common share:

Operations	$(0.04)	$0.15

Gain on disposition of properties	—	—

Total	$(0.04)	$0.15

Diluted earnings (loss) per common share:

Operations	$(0.04)	$0.14

Gain on disposition of properties	—	—

Total	$(0.04)	$0.14

	Six Months Ended June 30,

	2000	1999

NUMERATOR:

Net income	$37,704	$37,073

Preferred stock dividends	(29,115)	(27,613)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$8,589	$9,460

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	66,167	59,396

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	996	1,586

Denominator for dilutive earnings per share	67,163	60,982

Basic earnings per common share:

Operations	$0.05	$0.16

Gain on disposition of properties	0.08	—

Total	$0.13	$0.16

Diluted earnings per common share:

Operations	$0.05	$0.16

Gain on disposition of properties	0.08	—

Total	$0.13	$0.16

NOTE 8 — Industry Segments

      The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

      All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company’s total revenues during the three months and six months ended June 30, 2000 or June 30, 1999.

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three months and six months ended June 30, 2000, from these components, and a reconciliation of Free Cash Flow to: Earnings Before Structural Depreciation; Net Income; Funds From Operations; and Adjusted Funds From Operations (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $800 per unit (14,477 equivalent units)	$29,130	$2,158	$31,288	19.0%
Average monthly rent $700 to $800 per unit (8,964 equivalent units)	13,852	1,516	15,368	9.3%

Average monthly rent $600 to $700 per unit (27,991 equivalent units)	36,594	3,174	39,768	24.2%

Average monthly rent $500 to $600 per unit (39,004 equivalent units)	37,679	4,903	42,582	25.8%

Average monthly rent less than $500 per unit (21,866 equivalent units)	16,077	1,772	17,849	10.8%

Subtotal conventional real estate contribution to Free Cash Flow	133,332	13,523	146,855	89.1%

Affordable (13,481 equivalent units)	3,966	10,578	14,544	8.8%

College housing (average rent of $660 per month) (2,567 equivalent units)	3,109	150	3,259	2.0%

Other Properties	339	484	823	0.5%

Resident services	981	164	1,145	0.7%

Minority interest	(24,319)	—	(24,319)	(14.7%)

Total real estate contribution to free cash flow	117,408	24,899	142,307	86.4%

Service Businesses

Management contract (property and asset management) Controlled properties	3,207	486	3,693	2.3%

Third party with terms in excess of one year	—	2,340	2,340	1.4%

Third party cancelable in 30 days	—	1,171	1,171	0.7%

Subtotal management contracts contribution to free cash flow	3,207	3,997	7,204	4.4%

Buyers Access	—	(124)	(124)	(0.1%)

Other service businesses	640	490	1,130	0.7%

Total service businesses contribution to free cash flow	3,847	4,363	8,210	5.0%

Interest income

General partner loan interest	5,125	—	5,125	3.1%

Notes receivable from officers	206	—	206	0.1%

Other notes receivable	297	—	297	0.2%

Money market and interest bearing accounts	2,674	—	2,674	1.6%

Subtotal interest income	8,302	—	8,302	5.0%

Accretion of loan discount	7,206	—	7,206	4.4%

Total interest income contribution to free cash flow	15,508	—	15,508	9.4%

Fee Income

Disposition Fees	651	(34)	617	0.4%

Refinancing Fees	(36)	99	63	0.0%

Total fee income contribution to free cash flow	615	65	680	0.4%

General and Administrative Expense	(1,940)	—	(1,940)	(1.2%)

Free Cash Flow (1)	$135,438	$29,327	$164,765	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS (Continued)

For the Three Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$135,438	$29,327	$164,765

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(46,160)	(8,863)	(55,023)

Long-term, variable rate	(285)	(314)	(599)

Short-term	(10,633)	(312)	(10,945)

Lines of credit and other unsecured debt	(7,334)	(585)	(7,919)

Interest expense on convertible debt	(2,430)	—	(2,430)

Interest capitalized	2,445	—	2,445

Total interest expense before minority interest	(64,397)	(10,074)	(74,471)

Minority interest share of interest expense	10,131	—	10,131

Total interest expense after minority interest	(54,266)	(10,074)	(64,340)

Dividends on preferred securities	(16,896)	—	(16,896)

Contribution before non-cash charges and ownership adjustments	64,276	19,253	83,529

Non-structural depreciation, net of capital replacements	(3,913)	(312)	(4,225)

Amortization of intangible assets	(1,493)	(511)	(2,004)

Gain (loss) on sales of real estate, net of minority interest	(1,800)	—	(1,800)

Deferred tax provision	—	(2,108)	(2,108)

Earnings Before Structural Depreciation (EBSD) (1)	57,070	16,322	73,392

Structural depreciation, net of minority interest in other entities	(63,269)	(13,181)	(76,450)

Net income (loss)	(6,199)	3,141	(3,058)	(a	)

Gain on sales of real estate, net of minority interest	1,800	—	1,800

Non-structural depreciation, net of minority interest in other entities	11,461	2,420	13,881

Amortization of intangible assets	1,493	511	2,004

Deferred tax provision	—	2,108	2,108

Structural depreciation, net of minority interest in other entities	63,269	13,181	76,450

Funds From Operations (FFO) (1)	71,824	21,361	93,185

Capital replacement reserve	(7,548)	(2,110)	(9,658)

Adjusted Funds From Operations (AFFO) (1)	$64,276	$19,251	$83,527

(a)	Represents net loss of the AIMCO operating partnership. AIMCO’s share of this net loss is approximately 92%, or ($2,778).

			Earnings
			(loss)
	Earnings (loss)	Shares	per Share

EBSD

Basic	$73,392	72,580

Diluted	$85,510	89,425

Net Income (Loss)
Basic	$(3,058)	72,580	$(0.04)

Diluted	$(3,058)	72,580	$(0.04)

FFO

Basic	$93,185	72,580

Diluted	$105,303	89,425

AFFO

Basic	$83,527	72,580

Diluted	$95,645	89,425

FREE CASH FLOW FROM BUSINESS SEGMENTS
For the Six Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $800 per unit (14,357 equivalent units)	$55,538	$6,018	$61,556	19.3%

Average monthly rent $700 to $800 per unit (9,112 equivalent units)	24,517	4,221	28,738	9.0%

Average monthly rent $600 to $700 per unit (28,149 equivalent units)	64,622	8,199	72,821	22.9%

Average monthly rent $500 to $600 per unit (39,920 equivalent units)	73,209	9,885	83,094	26.1%

Average monthly rent less than $500 per unit (22,449 equivalent units)	30,819	3,771	34,590	10.9%

Subtotal conventional real estate contribution to Free Cash Flow	248,705	32,094	280,799	88.2%

Affordable (13,266 equivalent units)	7,041	19,027	26,068	8.2%

College housing (average rent of $662 per month) (2,796 equivalent units)	6,549	490	7,039	2.2%

Other Properties	789	1,149	1,938	0.6%

Resident services	2,388	323	2,711	0.9%

Minority interest	(43,015)	—	(43,015)	(13.5)%

Total real estate contribution to free cash flow	222,457	53,083	275,540	86.6%

Service Businesses

Management contract (property and asset management) Controlled properties	6,623	2,349	8,972	2.8%

Third party with terms in excess of one year	—	4,525	4,525	1.4%

Third party cancelable in 30 days	—	1,428	1,428	0.5%

Subtotal management contracts contribution to free cash flow	6,623	8,302	14,925	4.7%

Buyers Access	—	348	348	0.1%

Other service businesses	1,172	1,160	2,332	0.7%

Total service businesses contribution to free cash flow	7,795	9,810	17,605	5.5%

Interest income

General partner loan interest	8,940	—	8,940	2.8%

Notes receivable from officers	375	—	375	0.1%

Other notes receivable	593	—	593	0.2%

Money market and interest bearing accounts	5,206	—	5,206	1.6%

Subtotal interest income	15,114	—	15,114	4.7%

Accretion of loan discount	13,397	—	13,397	4.2%

Total interest income contribution to free cash flow	28,511	—	28,511	8.9%

Fee Income

Disposition Fees	1,567	(34)	1,533	0.5%

Refinancing Fees	167	99	266	0.1%

Total fee income contribution to free cash flow	1,734	65	1,799	0.6%

General and Administrative Expense	(5,151)	—	(5,151)	(1.6)%

Free Cash Flow (1)	$255,346	$62,958	$318,304	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS (Continued)

For the Six Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$255,346	$62,958	$318,304

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(87,128)	(18,808)	(105,936)

Long-term, variable rate	(461)	(745)	(1,206)

Short-term	(21,483)	(1,123)	(22,206)

Lines of credit and other unsecured debt	(13,112)	(833)	(13,945)

Interest expense on convertible debt	(4,859)	—	(4,859)

Interest capitalized	4,439	1,165	5,604

Total interest expense before minority interest	(122,604)	(20,344)	(142,948)

Minority interest share of interest expense	18,071	—	18,071

Total interest expense after minority interest	(104,533)	(20,344)	(124,877)

Dividends on preferred securities	(33,672)	—	(33,672)

Contribution before non-cash charges and ownership adjustments	117,141	42,614	159,755

Non-structural depreciation, net of capital replacements	(4,764)	(1,262)	(6,026)

Amortization of intangible assets	(3,068)	(1,019)	(4,087)

Gain (loss) on sales of real estate, net of minority interest	3,305	—	3,305

Deferred tax provision	—	(2,960)	(2,960)

Earnings Before Structural Depreciation (EBSD) (1)	112,614	37,373	149,987

Structural depreciation, net of minority interest in other entities	(111,674)	(29,015)	(140,689)

Net income	940	8,358	9,298	(a	)

Gain on sales of real estate, net of minority interest	(3,305)	—	(3,305)

Non-structural depreciation, net of minority interest in other entities	20,033	5,548	25,581

Amortization of intangible assets	3,068	1,019	4,087

Deferred tax provision	—	2,960	2,960

Structural depreciation, net of minority interest in other entities	111,674	29,015	140,689

Funds From Operations (FFO) (1)	132,410	46,900	179,310

Capital replacement reserve	(15,269)	(4,288)	(19,557)

Adjusted Funds From Operations (AFFO) (1)	$117,141	$42,612	$159,753

(a)	Represents net income of the AIMCO operating partnership. AIMCO’s share of this net income is approximately 92%, or $8,589.

			Earnings
	Earnings	Shares	Per Share

EBSD

Basic	$149,987	72,516

Diluted	$174,102	88,287

Net Income

Basic	$9,298	72,516	$0.13

Diluted	$9,298	73,392	$0.13

FFO

Basic	$179,310	72,516

Diluted	$203,425	88,287

AFFO

Basic	$159,753	72,516

Diluted	$183,868	88,287

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO operating partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to $300 per apartment unit.

NOTE 9 — High Performance Units

      In January 1998, AIMCO’s operating partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the “High Performance Units”) to a joint venture comprised of twelve members of AIMCO’s senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company’s total return (as defined below) over the three-year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company’s total return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO operating partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company’s cumulative total return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the “Excess Return”), multiplied by (b) the weighted average market value of the Company’s outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the three-year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of June 30, 2000. The Company includes any dilutive effect of the High Performance Units in its earnings.

      The Morgan Stanley Dean Witter REIT Index is being used as the peer group index for purposes of the High Performance Units. The Morgan Stanley Dean Witter REIT Index is a capitalization-weighted index (with dividends reinvested) of the most actively traded real estate investment trusts. The Morgan Stanley Dean Witter REIT Index is comprised of over 100 real estate investment trusts selected by Morgan Stanley Dean Witter & Co. Incorporated. The Board of Directors of the Company has selected this index because it believes that it is the real estate investment trust index most widely reported and accepted among institutional investors.

      “Total return” means, for any security and for any period, the cumulative total return for such security over such period, as measured by (i) the sum of (a) the cumulative amount of dividends paid in respect of such security for such period (assuming that all cash dividends are reinvested in such security as of the payment date for such dividend based on the security price on the dividend payment date), and (b) an amount equal to (x) the security price at the end of such period, minus (y) the security price at the beginning of such period, divided by (ii) the security price at the beginning of the measurement period; provided, however, that if the foregoing calculation results in a negative number, the total return shall be equal to zero. For purposes of calculating the total return of the AIMCO Class A Common Stock, the security price at the end of the period will be based on an average of the volume-weighted average daily trading price of the AIMCO Class A Common Stock for the 20 trading days immediately preceding the end of the period.

      The High Performance Units are not convertible into AIMCO Class A Common Stock. However, in the event of a change of control of the Company, holders of High Performance Units will have redemption rights similar to those of holders of Common OP Units. Upon the occurrence of a change of control, any holder of High Performance Units may, subject to certain restrictions, require the AIMCO operating partnership to redeem all or a portion of the High Performance Units held by such party in exchange for a cash payment per unit equal to the liquidation value of a unit at the time of redemption. However, in the event that any High Performance Units are tendered for redemption, the Partnership’s obligation to pay the redemption price is subject to the prior right of the Company to acquire such High Performance Units in exchange for an equal number of shares of AIMCO Class A Common Stock with a market value equivalent to the liquidation value of the units.

      If AIMCO’s total return over the measurement period exceeds 115% of the total return of the Morgan Stanley Dean Witter REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the AIMCO operating partnership. This could have a dilutive effect on future earnings per share of AIMCO Class A Common Stock, and on AIMCO’s equity ownership in the AIMCO operating partnership after the three-year measurement period.

      The following table illustrates the value of the 15,000 High Performance Units at the end of the three-year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to June 30, 2000, the cumulative total return of the Morgan Stanley Dean Witter REIT Index was (10.13%) and the cumulative total return of the AIMCO Class A Common Stock was 39.2%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,440,408,891, which was the amount as of June 30, 2000.

      Please note that the table below is for illustrative purposes only and there can be no assurance that actual outcomes will be within the ranges used. Some of the factors that could affect the results set forth in the table are the total return of the AIMCO Class A Common Stock relative to the total return of the Morgan Stanley Dean Witter REIT Index, and the market value of the average outstanding equity of the Company during the measurement period. These factors may be affected by general economic conditions, local real estate conditions and the dividend policy of the Company.

				Average	Excess
				Market	Shareholder
Stock	AIMCO	Minimum	Excess	Capitalization	Value Added
Price	Total	Return	Return	(thousands)	(thousands)
(12/31/00)	Return	(1)	(2)	(3)	(4)

$39.00	28.93%	30.00%	0.00%	$2,440,409	$—

39.51	30.58%	30.00%	0.58%	2,440,409	14,154

40.00	32.17%	30.00%	2.17%	2,440,409	52,957

41.00	35.41%	30.00%	5.41%	2,440,409	132,026

42.00	38.65%	30.00%	8.65%	2,440,409	211,095

43.00	41.89%	30.00%	11.89%	2,440,409	290,165

44.00	45.13%	30.00%	15.13%	2,440,409	369,234

45.00	48.37%	30.00%	18.37%	2,440,409	448,303

46.00	51.60%	30.00%	21.60%	2,440,409	527,128

47.00	54.84%	30.00%	24.84%	2,440,409	606,198

48.00	58.07%	30.00%	28.07%	2,440,409	685,023

49.00	61.31%	30.00%	31.31%	2,440,409	764,092

50.00	64.54%	30.00%	34.54%	2,440,409	842,917

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Value of		OP Unit	Cash Proceeds
	High		Dilution as	To Company
	Performance	OP Unit	a % of total	From Initial
Stock	Units	Dilution	Diluted shares	Investment
Price	(thousands)	(thousands)	Outstanding	(thousands)
(12/31/00)	(5)	(6)	(7)	(8)

$39.00	$6	—	0.00%	$2,064

39.51	2,123	54	0.06%	2,064

40.00	7,944	199	0.22%	2,064

41.00	19,804	483	0.54%	2,064

42.00	31,664	754	0.84%	2,064

43.00	43,525	1,012	1.13%	2,064

44.00	55,385	1,259	1.41%	2,064

45.00	67,245	1,494	1.67%	2,064

46.00	79,069	1,719	1.92%	2,064

47.00	90,930	1,935	2.16%	2,064

48.00	102,753	2,141	2.39%	2,064

49.00	114,614	2,339	2.62%	2,064

50.00	126,438	2,529	2.83%	2,064

(1)	Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2)	“Excess Return” is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3)	Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) at June 30, 2000 throughout the measurement period.

(4)	“Excess Shareholder Value Added” is calculated by multiplying the Excess Return by the average market capitalization.

(5)	The “Value of High Performance Units” is calculated by multiplying the Excess Shareholder Value Added by 15%. If Excess Shareholder Value Added is 0, the “Value of High Performance Units” is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the AIMCO operating partnership.

(6)	The “OP Unit Dilution” is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7)	“OP Unit Dilution as a % of Total Diluted Shares Outstanding” is calculated by dividing the OP Unit Dilution by the total weighted-average diluted shares outstanding as of June 30, 2000.

(8)	If Excess Shareholder Value Added is $0, the “Cash Proceeds to Company from Initial Investment” is calculated by subtracting the “Value of High Performance Units” from $2,070,000, which is the purchase price of 15,000 High Performance Units.

      The following table summarizes the status of the High Performance Units as of December 31, 1999 and June 30, 2000:

		Morgan Stanley
	AIMCO Total	Dean Witter	Minimum	Excess
As of	Return	REIT Index	Return	Return

December 31, 1999	22.71%	(20.69)%	19.11%	3.60%

June 30, 2000	39.20%	(10.13)%	24.44%	14.76%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Average	Excess	Value of High
	Market	Shareholder	Performance	OP Unit
As of	Capitalization	Value Added(1)	Units (2)	Dilution

December 31, 1999	$2,327,728,992	$83,798,244	$12,569,737	340,096	(3)

June 30, 2000	$2,440,408,891	$360,204,352	$54,030,653	1,268,623	(4)

(1)	Excess Return multiplied by average market capitalization

(2)	Excess Shareholder Value Added multiplied by 15%

(3)	OP Unit calculation based on trailing 20-day average stock price of $36.96

(4)	OP Unit calculation based on trailing 20-day average stock price of $42.59

NOTE 10 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties as part of its policy of selling the lowest ranking properties (as determined by management from time to time) in the Company’s portfolio. Approximately 10,284 units with an approximate carrying value of $143 million are included with real estate in the consolidated financial statements and approximately 20,192 units with an approximate carrying value of $101 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 11 — Pending Acquisition

      On June 28, 2000 the Company announced that it had entered into a definitive agreement pursuant to which the Company will acquire the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group (“ORFG”) in entities, including ORFG, which own interests in and control the Oxford properties, for a purchase price of $301 million. The Oxford properties are 166 apartment communities including 36,662 units, located in 18 states. The Company currently manages the Oxford properties pursuant to long-term contracts. In addition to the interests in the Oxford properties, the Company is acquiring the entity which owns the managing general partner position in Oxford Tax-Exempt Fund II, L.P. (“OTEF”). OTEF holds tax-exempt bonds primarily secured by mortgages on certain of the Oxford properties. The Company has also agreed to purchase approximately 700,000 OTEF securities that represent approximately a 9% limited partnership interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 29 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of June 30, 2000, the Company owned or managed 343,878 apartment units, comprised of 135,261 units in 483 apartment communities owned or controlled by the Company (the “Owned Properties”), 100,441 units in 614 apartment communities in which the Company has an equity interest (the “Equity Properties”) and 108,176 units in 705 apartment communities which the Company manages for third parties and affiliates (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

      In the three months ended June 30, 2000, AIMCO completed $207 million in acquisitions, dispositions, and mortgage-financing transactions. AIMCO purchased $43 million of limited partnership interests. AIMCO sold six apartment communities and six commercial properties for a total sales price of $75 million. AIMCO’s share of the sales price was $19 million and gain was $0.2 million. Second quarter refinancing activity included the closing of $89 million of new mortgages and loan assumptions at a weighted average interest rate of 7.67%. As previously announced, AIMCO also entered into a definitive agreement to acquire certain stock and interests in entities that own and control the Oxford portfolio of properties.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions: the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

      Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

Net Income

      The Company recognized net income of $11.8 million for the three months ended June 30, 2000, compared with $23.1 million for the three months ended June 30, 1999. The decrease in net income of $11.3 million, or (48.9%), primarily was the result of $15 million charged to operations for partnership losses or distributions in excess of the basis in minority interests.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $258.1 million for the three months ended June 30, 2000, compared with $116.2 million for the three months ended June 30, 1999, an increase of $141.9 million, or 122.1%. The increase in rental and other property revenues reflects an increase in “same store” sales revenue of 5.1%; the purchase of 28 properties during 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $104.7 million for the three months ended June 30, 2000, compared with $45.1 million for the three months ended June 30, 1999, an increase of $59.6 million or 132.2%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 3.7%; the purchase of 28 properties in 1999 and 1 property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

Service Company Business

      The Company’s share of income from the service company business remained relatively unchanged with $4.5 million for the three months ended June 30, 2000, compared with $4.6 million for the three months ended June 30, 1999. Expenses of the service company business increased $5.5 million for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 primarily due to the investment in several technology initiatives and product enhancements.

General and Administrative Expenses

      General and administrative expenses decreased from $2.3 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000, a 17.4% decrease. The decrease primarily is due to the classification of certain general and administrative costs with management and other expenses of the service company business.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $64.4 million for the three months ended June 30, 2000, compared with $29.7 million for the three months ended June 30, 1999, an increase of $34.7 million, or 116.8%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 227 properties and the subsequent consolidation of these properties. The Company had also drawn $293.5 million on its credit facility with Bank of America as of June 30, 2000 compared with $0 at June 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.06% at June 30, 2000.

Interest Income

      Interest income totaled $15.5 million for the three months ended June 30, 2000, compared with $11.0 million for the three months ended June 30, 1999. The increase of $4.5 million primarily is due to the recognition of interest accretion on discounted acquisition notes.

      Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

Net Income

      The Company recognized net income of $37.7 million for the six months ended June 30, 2000, compared with $37.1 million for the six months ended June 30, 1999. The increase in net income of $0.6 million, or 1.6%, primarily was the result of an increase in net “same store” property results; the acquisition of 28 properties during 1999 and one property during 2000; the completion of the merger of Insignia Properties Trust into AIMCO; the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999; and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the above on net income was partially offset by $18 million charged to operations for partnership losses or distributions in excess of the basis in minority interests and the sale of eight properties during 1999 and twenty-five properties in 2000. These factors are discussed in more detail in the following paragraphs.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $482.4 million for the six months ended June 30, 2000, compared with $228.8 million for the six months ended June 30, 1999, an increase of $253.6 million, or 110.8%. The increase in rental and other property revenues primarily was due to an increase in “same store” sales revenue of 4.2%; the purchase of 28 properties in 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $195.4 million for the six months ended June 30, 2000, compared with $88.3 million for the six months ended June 30, 1999, an increase of $107.1 million or 121.3%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 1.9%; the purchase of 28 properties in 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

Service Company Business

      The Company’s share of income from the service company business was $9.5 million for the six months ended June 30, 2000, compared with $3.5 million for the six months ended June 30, 1999. The increase in service company business income of $6 million, or 171%, primarily was due to a reduction in the allocation of management contract expense between the consolidated service company business and the unconsolidated subsidiaries. The allocation of such expense will remain constant on a year to year comparison, and the core business operations remained unchanged between the periods. Expenses increased due to the investment in several technology initiatives and product enhancements.

General and Administrative Expenses

      General and administrative expenses remained relatively unchanged with $5.3 million for the six months ended June 30, 1999 and $5.2 million for the six months ended June 30, 2000.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $122.6 million for the six months ended June 30, 2000, compared with $61.1 million for the six months ended June 30, 1999, an increase of $61.5 million, or 100.7%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 227 properties and the subsequent consolidation of these properties. The Company had also drawn $293.5 million on its credit facility with Bank of America as of June 30, 2000 compared with $0 at June 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.06% at June 30, 2000.

Interest Income

      Interest income totaled $28.5 million for the six months ended June 30, 2000, compared with $20.7 million for the six months ended June 30, 1999. The increase of $7.8 million or 37% primarily is due to the recognition of interest accretion on discounted acquisition notes.

Funds From Operations

      For the three months and six months ended June 30, 2000 and 1999, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Income before minority interest in operating partnership	$13,160	$23,993	$41,614	$39,168

Gain on disposition of properties	(226)	—	(5,331)	(15)

Real estate depreciation, net of minority interest	76,756	26,713	133,725	52,413

Real estate depreciation related to unconsolidated entities	15,601	23,641	34,563	44,756

Amortization of intangibles	1,679	2,309	3,439	4,911

Amortization of recoverable amount of management contracts	325	10,399	648	20,796

Deferred tax (benefit) provision	2,109	(659)	2,961	1,797

Preferred stock dividends and distributions	(6,530)	(8,322)	(13,052)	(19,527)

TOPR’s interest expense	2,429	—	4,858	—

Funds From Operations (FFO)	$105,303	$78,074	$203,425	$144,299

Weighted average number of common shares, common share equivalents and Common OP Units outstanding:

Common share and common share equivalents	83,106	71,909	81,948	66,392

Common OP Units	6,319	5,621	6,339	6,964

	89,425	77,530	88,287	73,356

      FFO increased to $105 million and $203 million for the three and six months ended June 30, 2000, respectively, compared with $78 million and $144 million, respectively, for the same periods in 1999 primarily due to: increases in “same store” property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 227 properties; and the purchase of 28 properties in 1999 and 1 property in 2000; partly offset by the sale of 25 properties.

Same Store Property Operating Results

      The Company defines “same store” properties as apartment communities owned in the comparable periods of 2000 and 1999. The following table summarizes the unaudited consolidated rental property operations on a “same store” basis (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Properties	552	552	552	552

Units	151,398	151,398	151,398	151,398

Average Physical Occupancy	94.8%	94.7%	94.7%	94.3%

Average Rent Collected/Unit/Month	$642	$612	$637	$605

Revenues	$207,257	$197,255	$408,883	$392,340

Expenses	78,216	75,421	153,548	150,745

Net Operating Income	$129,041	$121,834	$255,335	$241,595

Liquidity and Capital Resources

      For the six months ended June 30, 2000 and 1999, net cash flows were as follows (dollars in thousands):

	2000	1999

Cash flow provided by operating activities	$150,911	$103,727

Cash flow used in investing activities	(197,352)	(41,541)

Cash flow provided by (used in) financing activities	35,546	(81,833)

      During the six months ended June 30, 2000, the Company closed $207.7 million of long-term fixed-rate, fully amortizing notes payable with a weighted average interest rate of 8.02%. Each of the notes is individually secured by one of nineteen properties with no cross-collateralization. The Company used the net proceeds totaling $204.9 million after transaction costs to repay existing debt and for working capital. During the six months ended June 30, 2000, the Company also assumed a $7 million long-term fixed rate, fully amortizing note payable with an interest rate of 8.37% in connection with the acquisition of one property. The note is secured by the acquired property.

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. The obligations under the credit facility are secured by certain non-real estate assets of the Company. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility has a two-year term subject to two one-year extensions. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at June 30, 2000 was 9.06%. The amount available under different credit facilities at June 30, 2000 and 1999 was $56.5 million and $145 million, respectively.

      The Company expects to meets its short-term liquidity requirements including property acquisitions, tender offers and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

      On June 28, 2000, the Company announced that it had entered into a definitive agreement pursuant to which the Company will acquire the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group (“ORFG”) in entities, including ORFG, which own interest in and control the Oxford properties, for a purchase price of $301 million. The Oxford properties are 166 apartment communities including 36,662 units, located in 18 states. The Company has agreed to pay $241 million in cash and $60 million in AIMCO Common OP Units and/or Class A Common Stock. The Company expects to borrow the cash portion of the purchase price from Bank of America, N.A. and Lehman Brothers pursuant to a term loan that the Company intends to repay from presently scheduled property refinancings, expected property sales, and internal cash flow. The term loan requires amortization of $15 million per quarter for the first year increasing to $30 million per quarter thereafter and matures on July 31, 2002. The term loan will bear interest at LIBOR plus 4% for the first twelve months and increases by 0.5% each six months thereafter. The term loan is expected to be secured by certain Oxford assets to be acquired.

      At June 30, 2000, the Company had $90.7 million in cash and cash equivalents. In addition, the Company had $108.3 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 2000, the Company made separate offers to the limited partners of 189 partnerships to acquire their limited partnership interests, and purchased approximately $61 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Equity

      The Company’s Return On Assets and Return On Equity for the six months ended June 30, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Return on Assets (a)	10.3%	9.7%	10.8%	10.3%

Return on Equity Basic (b)	15.0%	14.6%	16.4%	15.8%

Diluted (c)	13.5%	12.3%	14.5%	13.3%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $73,018 for the six months ended June 30, 2000, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements; divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic; divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders’ equity, plus accumulated depreciation, less accumulated

Capital Replacements of $73,018 for the six months ended June 30, 2000, less preferred stock, plus minority interest in the AIMCO operating partnership, net of preferred OP unit interests ($105,362). The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

(c)	The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

The increase in Return On Assets (AFFO) and (FFO) from the 1999 period to the 2000 period is the result of higher returns on acquired properties, as well as on the additional properties consolidated in the fourth quarter of 1999 and the first half of 2000.

The increase in Return On Equity-Basic (AFFO) and (FFO) and Return On Equity –Diluted (AFFO) and (FFO) from the 1999 period to the 2000 period primarily is due to increased Return on Assets.

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

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to potential legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Contingencies

     Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company’s primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long term debt financings.

      The Company had $444.9 million of variable rate debt outstanding at June 30, 2000, which represents 13.3% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $4.4 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO operating partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO operating partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the six months ended June 30, 2000, 137,314 shares of Class A Common Stock were issued in exchange for Common OP Units.

      As disclosed in AIMCO’s Current Report on Form 8-K, dated January 13, 2000, on January 13, 2000 AIMCO sold 1,200,000 shares of Class M Convertible Cumulative Preferred Stock to an institutional investor for $30 million. The shares were issued in a private placement transaction exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 20, 2000. At the meeting, the stockholders approved the proposals set forth below:

1.	Proposal to elect five directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify.

Votes Cast For Each Director

	Votes	Votes
	For	Withheld

Terry Considine	51,635,190	521,978

Peter K. Kompaniez	51,634,763	522,405

Richard S. Ellwood	51,679,497	477,671

J. Landis Martin	51,683,332	473,836

Thomas L. Rhodes	51,680,872	476,296

      There were no abstentions or Broker nonvotes.

      John D. Smith did not stand for re-election to the Board of Directors. See Item 5. Other Information.

2.	Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the fiscal year ending December 31, 2000:

Votes For	Votes Against	Abstentions	Broker Non Votes

51,773,571	37,114	346,483	0

ITEM 5. Other Information

      On June 5, 2000 AIMCO announced the election of James N. Bailey to the AIMCO Board of Directors. Mr. Bailey is co-founder of Cambridge Associates, LLC. He received his BA degree magna cum laude from Harvard University in 1969, after which he enrolled in the first class of Harvard Business and Harvard Law Schools’ joint program. There in 1973 he received his MBA and JD degrees from Harvard Business School and Harvard Law School, respectively. Upon graduation, Mr. Bailey, along with co-founder Hunter Lewis formed Cambridge Associates to provide investment and financial planning to nonprofit, endowed institutions. Harvard became Cambridge Associates’ first client in July of 1973 when Harvard’s new Treasurer, George Putnam, Jr. hired Cambridge to conduct a comprehensive study of endowment practices that led to the creation of the Harvard Management Company, Inc. Cambridge Associates has developed into a premier investment consulting firm for nonprofit institutions and wealthy family groups.

      Mr. Bailey is also co-founder, Treasurer and Director of The Plymouth Rock Company, Direct Response Corporation, and Homeowner’s Direct Corporation, all U.S. personal lines insurance companies. In addition, he serves as a Trustee and member of the Investment Committee of the New England Aquarium. He has also been a member of a number of Harvard University alumni affairs committees, including the Overseers Nominating Committee and The Harvard Endowment Committee. He is also a member of the Massachusetts Bar and the American Bar Associations.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed with this report (1):

Exhibit
Number	Description

2.1	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers

3.1	Charter (Exhibit 3.1 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

3.2	Bylaws (Exhibit 3.2 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

10.1	Thirteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000

27.1	Financial Data Schedule

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K for the quarter ended June 30, 2000:

      During the quarter for which this report is filed, Apartment Investment and Management Company filed its Current Report on Form 8-K, dated June 28, 2000, relating to the acquisition by AIMCO and AIMCO Properties, L.P. of interests in 166 apartment communities from affiliates of Oxford Realty Financial Group.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By: /s/ PAUL J. McAULIFFE Paul J. McAuliffe Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

By: /s/ THOMAS C. NOVOSEL Thomas C. Novosel Senior Vice President, Chief Accounting Officer

Date: August 14, 2000

EXHIBIT INDEX(1)

Exhibit
Number	Description

2.1	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers

3.1	Charter (Exhibit 3.1 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

3.2	Bylaws (Exhibit 3.2 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

10.1	Thirteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000

27.1	Financial Data Schedule

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.