Form 10-Q
period 2000-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2000-11-14
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Class A Common Stock outstanding as of October 31, 2000: 71,267,359

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Real Estate, net of accumulated depreciation of $650,310 and $416,497	$5,471,364	$4,096,200

Investments in unconsolidated real estate partnerships	798,158	891,449

Investments in unconsolidated subsidiaries	91,358	44,441

Notes receivable from unconsolidated real estate partnerships	145,587	142,828

Notes receivable from and advances to unconsolidated subsidiaries	213,991	88,754

Cash and cash equivalents	106,544	101,604

Restricted cash	113,545	84,595

Other assets	216,237	234,600

Total assets	$7,156,784	$5,684,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Secured notes payable	$2,836,097	$1,954,259

Secured tax-exempt bond financing	583,106	420,830

Unsecured short-term financing	406,000	209,200

Total indebtedness	3,825,203	2,584,289

Accounts payable, accrued and other liabilities	243,286	271,627

Resident security deposits and deferred rental income	32,899	22,793

Total liabilities	4,101,388	2,878,709

Commitments and contingencies	—	—

Mandatory redeemable convertible preferred securities	35,330	149,500

Minority interest in other entities	194,006	168,533

Minority interest in Operating Partnership	297,631	225,381

Stockholders' equity:

Preferred Stock	837,717	640,770

Class A Common Stock, $.01 par value, 468,432,738 shares and 474,121,284 shares authorized, 71,177,247 and 66,802,886 shares issued and outstanding, at September 30, 2000 and December 31, 1999, respectively	712	668

Additional paid-in capital	2,065,618	1,885,424

Notes receivable on common stock purchases	(44,795)	(51,619)

Distributions in excess of earnings	(330,823)	(212,895)

Total stockholders' equity	2,528,429	2,262,348

Total liabilities and stockholders' equity	$7,156,784	$5,684,471

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$271,079	$120,398	$753,463	$349,221

Property operating expense	(107,031)	(48,049)	(302,435)	(136,314)

Owned property management expense	(3,473)	(282)	(9,713)	(474)

Depreciation	(76,548)	(28,139)	(223,128)	(83,078)

Income from property operations	84,027	43,928	218,187	129,355

SERVICE COMPANY BUSINESS:

Management fees and other income	14,430	9,310	36,865	24,145

Management and other expenses	(10,697)	(14,595)	(23,603)	(25,883)

Income (loss) from service company business	3,733	(5,285)	13,262	(1,738)

General and administrative expenses	(4,459)	(2,963)	(9,609)	(8,306)

Interest expense	(67,855)	(31,322)	(190,459)	(92,386)

Interest income	18,841	17,636	47,352	38,371

Equity in earnings (losses) of unconsolidated real estate partnerships	(8,375)	1,606	(4,489)	5,385

Equity in earnings (losses) of unconsolidated subsidiaries	(1,934)	(2,086)	2,538	(6,226)

Minority interest in other entities	2,475	2	(10,977)	98

Amortization of intangibles	(1,898)	(1,942)	(4,968)	(5,826)

Income from operations	24,555	19,574	60,837	58,727

Net gain on disposition of properties	8,902	315	14,234	330

Income before minority interest in Operating Partnership	33,457	19,889	75,071	59,057

Minority interest in Operating Partnership, common	(1,568)	(402)	(2,276)	(2,497)

Minority interest in Operating Partnership, preferred	(1,653)	(858)	(4,855)	(2,574)

Net income	30,236	18,629	67,940	53,986

Net income attributable to preferred stockholders	15,728	13,778	44,843	39,675

Net income attributable to common stockholders	$14,508	$4,851	$23,097	$14,311

Basic earnings per common share	$0.21	$0.08	$0.35	$0.23

Diluted earnings per common share	$0.20	$0.07	$0.34	$0.23

Dividends declared per common share	$0.700	$0.625	$2.100	$1.875

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$67,940	$56,560

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	234,238	101,066

Gain on disposition of properties	(14,234)	(330)

Minority interest in Operating Partnership	7,131	2,497

Minority interest in other entities	10,977	(98)

Equity in (earnings) losses of unconsolidated real estate partnerships	4,489	(5,385)

Equity in earnings of unconsolidated subsidiaries	(2,538)	(1,829)

Changes in operating assets and operating liabilities	(26,818)	10,248

Total adjustments	213,245	106,169

Net cash provided by operating activities	281,185	162,729

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of and additions to real estate	(520,990)	(164,238)

Proceeds from sale of property held for sale	84,324	44,084

Cash from newly consolidated properties	206,115	—

Purchase of notes receivable, general and limited partnership interests and other assets	(225,840)	(124,607)

Purchase of/additions to notes receivable	(202,314)	(44,718)

Proceeds from sale of notes receivable	—	17,788

Proceeds from repayment of notes receivable	20,885	22,433

Cash received in connection with acquisitions	3,752	1,455

Cash paid for merger related costs	(8,236)	(17,949)

Distributions received from investments in unconsolidated real estate partnerships	79,278	58,297

Distributions received from investments in unconsolidated subsidiaries	—	18,393

Net cash used in investing activities	(563,026)	(189,062)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	151,452	248,126

Principal repayments on secured notes payable	(81,450)	(24,555)

Proceeds from secured tax-exempt bond financing	—	20,731

Principal repayments on secured tax-exempt bond financing	(24,848)	(38,527)

Repayments on secured short-term financing	—	(4,522)

Net borrowings (paydowns) on revolving credit facilities	244,800	(248,600)

Payment of loan costs	(3,603)	(13,360)

Proceeds from issuance of common and preferred stock, exercise of options/warrants	250,285	291,188

Repurchase of Class A Common Stock	(2,580)	—

Principal repayments received on notes due from officers on Class A Common Stock purchases	13,283	4,444

Payment of common stock dividends	(138,622)	(113,371)

Payment of distributions to minority interest	(77,095)	(27,285)

Payment of preferred stock dividends	(44,841)	(83,038)

Net cash provided by financing activities	286,781	11,231

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,940	(15,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101,604	71,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,544	$56,203

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE 1 — Organization

      Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 ("AIMCO" and, together with its consolidated subsidiaries and other controlled entities, the "Company"), owns a majority of the ownership interests in AIMCO Properties, L.P., (the "AIMCO Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 90% interest in the AIMCO Operating Partnership as of September 30, 2000. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

      As of September 30, 2000, AIMCO:

•	owned or controlled (consolidated) 137,419 units in 500 apartment properties;

•	held an equity interest in (unconsolidated) 132,909 units in 769 apartment properties; and

•	managed 63,458 units in 487 apartment properties for third party owners and affiliates.

      At September 30, 2000, AIMCO had 71,177,247 shares of Class A Common Stock outstanding and the AIMCO Operating Partnership had 7,608,097 Partnership Common Units ("Common OP Units") outstanding (excluding units held by the Company), for a combined total of 78,785,344 shares of Class A Common Stock and Common OP Units outstanding.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

      The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners' share of the underlying net assets of the Company's controlled limited partnerships. With regard to such partnerships, losses in excess of the minority partners' basis of $2.9 million for the three months ended and $18 million for the nine months ended September 30, 2000, respectively, have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership generally are not available to pay creditors of AIMCO or the AIMCO Operating Partnership.

NOTE 3 — Acquisitions

During the nine months ended September 30, 2000 the Company purchased:

•	for $117.9 million limited partnership interests in 539 partnerships (which own 1,657 properties) where AIMCO serves as general partner;

•	six apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price

January 2000 September 2000 September 2000 September 2000 September 2000 September 2000	Falls Church, VA Forestville, MD Leesburg, VA Alexandria, VA Hyattsville, MD Hyattsville, MD	159 108 164 142 296 303	$12.2 million 4.3 million 9.6 million 9.0 million 18.3 million 14.0 million

•	all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. ("ORFG") in entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in Common OP Units valued at $45 per unit. In addition to the cash and securities, AIMCO assumed a non-recourse pro-rata share of the outstanding mortgage debt ($1.4 billion) secured by the Oxford properties of $555 million, for a total purchase price of $883 million. Approximately $25 million in transaction costs were incurred. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. AIMCO, through an affiliate, previously managed 165 of the 167 Oxford properties pursuant to long-term contracts and was previously a stockholder in certain of the entities. In addition to the Oxford properties, AIMCO acquired the entity which owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF") and acquired approximately a 40% interest in the non-managing general partner of OTEF. The AIMCO Operating Partnership borrowed $279 million to pay the cash portion of the purchase price for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million.

NOTE 4 — Interest Income Recognition for Notes Receivable and Investments

      As of September 30, 2000 the Company holds $91 million of par value notes, plus accrued interest, net of intercompany par value notes, plus accrued interest, of $93 million ("general partner par value notes"), for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts generally is recognized as it is earned. Interest income from such notes and investments for the three and nine months ended September 30, 2000, totaled approximately $12 million and $25 million, respectively.

      As of September 30, 2000, the Company held discounted notes, with a carrying value including accrued interest, of $55 million, which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount ("discounted notes"). The total face value plus accrued interest of these notes was $126 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and nine months ended September 30, 2000, the Company recognized, net of minority interests, deferred interest income and discounts of approximately $6 million ($0.09 per basic and $0.08 per diluted share) and $20 million ($0.31 per basic and $0.31 per diluted share), respectively, compared to $7 million ($0.12 per basic and $0.11 per diluted share) and $10 million ($0.16 per basic and $0.15 per diluted share), respectively, for the three and nine months ended September 30, 1999.

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

      Limited Partnerships

      In connection with the Company's acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

      Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership ("NHP") received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company's future results of operations or cash flows.

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

NOTE 6 — Stockholders' Equity

Preferred Stock

      The Company's outstanding classes of preferred stock as of September 30, 2000 and December 31, 1999, are as follows:

	September 30,	December 31,
	2000	1999

Class B Cumulative Convertible Preferred Stock, $.01 par value, 750,000 shares authorized, 419,471 and 750,000 shares issued and outstanding	$41,947	$75,000

Class C Cumulative Preferred Stock, $.01 par value, 2,400,000 shares authorized, 2,400,000 and 2,400,000 shares issued and outstanding; dividends payable at 9.0%, per annum	59,845	59,845

Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, 4,200,000 and 4,200,000 shares issued and outstanding; dividends payable at 8.75%, per annum	105,000	105,000

Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 and 4,050,000 shares issued and outstanding; dividends payable at 9.375%, per annum	101,000	101,000

Class H Cumulative Preferred Stock, $.01 par value, 2,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding; dividends payable at 9.5%, per annum	49,925	49,925

Class K Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000

Class L Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000

Class M Convertible Cumulative Preferred Stock, $.01 par value, 1,600,000 shares authorized, 1,200,000 and no shares issued and outstanding	30,000	—

Class N Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, 4,000,000 and no shares issued and outstanding	100,000	—

Class O Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, 1,904,762 and no shares issued and outstanding	100,000	—

	$837,717	$640,770

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

      On September 13, 2000, AIMCO issued 4,000,000 shares of newly created Class N Convertible Cumulative Preferred Stock, par value $.01 per share ("Class N Preferred Stock"), in a direct placement at a purchase price of

$25.00 per share. The proceeds of $100 million were used to repay indebtedness. The terms of the Class N Preferred Stock are summarized as follows: Dividends on the Class N Preferred Stock will be paid in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the $25.00 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class N Preferred Stock is convertible. Dividends will be paid on the Class N Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend payable on the Class N Preferred Stock will be $0.10 per share). AIMCO is not allowed to redeem the Class N Preferred Stock before the third anniversary of the original date of issuance except in order to preserve its status as a real estate investment trust or upon a change of control. On and after the third anniversary of the original date of issuance, AIMCO may, at its option, redeem the Class N Preferred Stock for cash at the redemption prices set forth in the placement agreement plus accrued and unpaid dividends, if any, to the redemption date. The Class N Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Investors in the Class N Preferred Stock generally have no voting rights, except if AIMCO fails to pay dividends for six or more quarters on the Class N Preferred Stock or if AIMCO fails to pay dividends on AIMCO Class A Common Stock of at least $0.595 per quarter. Each share of Class N Preferred Stock will initially be convertible, at the option of the holder at any time, into one share of AIMCO Class A Common Stock, subject to adjustment in certain circumstances. Between the first and second anniversary of the date of issuance, AIMCO may require that up to 2,000,000 shares of the Class N Preferred Stock be converted into Class A Common Stock if the rate of return on the Class N Preferred Stock exceeds 20% per annum. Between the second and third anniversary of the date of issuance, AIMCO may require that all or any portion of the Class N Preferred Stock be converted into Class A Common Stock if the rate of return on the Class N Preferred Stock exceeds 20% per annum. On September 13, 2000, AIMCO also issued 1,904,762 shares of newly created Class O Cumulative Convertible Preferred Stock, par value $.01 per share ("Class O Preferred Stock"), to an institutional investor in a sale effected under AIMCO's shelf registration statement. The proceeds of $100 million were used to repay indebtedness. The terms of the Class O Preferred Stock are summarized as follows: Dividends on the Class O Preferred Stock will be paid in an amount per share equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the $52.50 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class O Preferred Stock is convertible. Dividends will be paid on the Class O Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend payable on the Class O Preferred Stock will be $0.21 per share). AIMCO is not allowed to redeem the Class O Preferred Stock before the third anniversary of the original date of issuance except in order to preserve its status as a real estate investment trust or upon a change of control. On and after the third anniversary of the original date of issuance, AIMCO may, at its option, redeem the Class O Preferred Stock for cash at the redemption prices set forth in the placement agreement plus accrued and unpaid dividends, if any, to the redemption date. The Class O Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Investors in the Class O Preferred Stock generally have no voting rights, except if AIMCO fails to pay dividends for six or more quarters on the Class O Preferred Stock or if AIMCO fails to pay dividends on AIMCO Class A Common Stock of at least $0.595 per quarter. Each share of Class O Preferred Stock will initially be convertible, at the option of the holder at any time, into one share of AIMCO Class A Common Stock, subject to adjustment in certain circumstances. Between the first and second anniversary of the date of issuance, AIMCO may require that up to 952,381 shares of the Class O Preferred Stock be converted into Class A Common Stock if the rate of return on the Class O Preferred Stock exceeds 20% per annum. Between the second and third anniversary of the date of issuance, AIMCO may require that all or any portion of the Class O Preferred Stock be converted into Class A Common Stock if the rate of return on the Class O Preferred Stock exceeds 20% per annum.

      In August and September 2000, the holders of trust convertible preferred securities ("TOPRS") converted a total of $114.2 million of the $149.5 million of TOPRS into 2,301,433 shares of AIMCO's Class A Common Stock. The convertible preferred securities were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The preferred securities have a conversion price of $49.61 per share, which based on a liquidation amount of $50 per security, equates to 1.0079 shares of Class A Common Stock for each preferred security.

      On September 13, 2000, Security Capital Preferred Growth Incorporated converted 330,529 shares of Class B Cumulative Convertible Preferred Stock ("Class B Preferred Stock") it held into 1,085,480 shares of AIMCO Class A Common Stock.

NOTE 7 — Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):

	Three Months Ended September 30,

	2000	1999

NUMERATOR:

Net income	$30,236	$18,629

Preferred stock dividends	(15,728)	(13,778)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$14,508	$4,851

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	67,715	64,370

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	4,018	1,081

Denominator for dilutive earnings per share	71,733	65,451

Basic earnings per common share:

Operations	$0.08	$0.08

Gain on disposition of properties	0.13	—

Total	$0.21	$0.08

Diluted earnings per common share:

Operations	$0.08	$0.07

Gain on disposition of properties	0.12	—

Total	$0.20	$0.07

	Nine Months Ended September 30,

	2000	1999

NUMERATOR:

Net income	$67,940	$53,986

Preferred stock dividends	(44,843)	(39,675)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$23,097	$14,311

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	66,641	61,054

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	1,837	1,418

Denominator for dilutive earnings per share	68,478	62,472

Basic earnings per common share:

Operations	$0.14	$0.23

Gain on disposition of properties	0.21	—

Total	$0.35	$0.23

Diluted earnings per common share:

Operations	$0.13	$0.22

Gain on disposition of properties	0.21	0.01

Total	$0.34	$0.23

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

      All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during the three months and nine months ended September 30, 2000 or September 30, 1999.

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's Free Cash Flow for the three months and nine months ended September 30, 2000, from these components, and a reconciliation of Free Cash Flow to: Earnings Before Structural Depreciation; Net Income; Funds From Operations; and Adjusted Funds From Operations (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS

For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $800 per unit (14,427 equivalent units)	$32,626	$2,194	$34,820	20.2%

Average monthly rent $700 to $800 per unit (8,698 equivalent units)	15,805	1,141	16,946	9.9%

Average monthly rent $600 to $700 per unit (27,225 equivalent units)	40,015	1,861	41,876	24.3%

Average monthly rent $500 to $600 per unit (40,558 equivalent units)	38,532	4,213	42,745	24.9%

Average monthly rent less than $500 per unit (23,363 equivalent units)	14,316	837	15,153	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	141,294	10,246	151,540	88.1%

Affordable (12,445 equivalent units)	6,731	7,362	14,093	8.2%

College housing (average rent of $663 per month) (2,490 equivalent units)	3,206	129	3,335	1.9%

Other Properties	587	92	679	0.4%

Resident services	628	67	695	0.4%

Minority interest	(22,119)	—	(22,119)	(12.9)%

Total real estate contribution to Free Cash Flow	130,327	17,896	148,223	86.1%

Service Businesses

Management contract (property and asset management)

Controlled properties	1,740	232	1,972	1.1%

Third party with terms in excess of one year	—	2,701	2,701	1.6%

Third party cancelable in 30 days	—	1,142	1,142	0.7%

Subtotal management contracts contribution to Free Cash Flow	1,740	4,075	5,815	3.4%

Buyers Access	—	53	53	0.0%

Other service businesses	978	915	1,893	1.1%

Total service businesses contribution to Free Cash Flow	2,718	5,043	7,761	4.5%

Interest income

General partner loan interest	6,721	—	6,721	3.9%

Notes receivable from officers	184	—	184	0.1%

Other notes receivable	138	—	138	0.1%

Money market and interest bearing accounts	4,638	—	4,638	2.7%

Subtotal interest income	11,681	—	11,681	6.8%

Accretion of loan discount	7,160	—	7,160	4.2%

Total interest income contribution to Free Cash Flow	18,841	—	18,841	11.0%
Fee Income

Disposition Fees	347	678	1,025	0.6%

Refinancing Fees	665	—	665	0.4%

Total fee income contribution to Free Cash Flow	1,012	678	1,690	1.0%

General and Administrative Expense	(4,459)	—	(4,459)	(2.6)%

Free Cash Flow (1)	$148,439	$23,617	$172,056	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)

For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$148,439	$23,617	$172,056

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(58,429)	(7,544)	(65,973)

Long-term, variable rate	(281)	(433)	(714)

Lines of credit and other unsecured debt	(8,433)	(335)	(8,768)

Interest expense on convertible debt	(3,426)	—	(3,426)

Interest capitalized	2,714	—	2,714

Total interest expense before minority interest	(67,855)	(8,312)	(76,167)

Minority interest share of interest expense	10,687	—	10,687

Total interest expense after minority interest	(57,168)	(8,312)	(65,480)

Dividends on preferred securities	(18,056)	—	(18,056)

Contribution before non-cash charges and ownership adjustments	73,215	15,305	88,520

Non-structural depreciation, net of capital replacements	(3,608)	(1,665)	(5,273)

Amortization of intangible assets	(1,898)	(186)	(2,084)

Gain (loss) on sales of real estate, net of minority interest	5,578	—	5,578

Deferred tax provision	—	286	286

Earnings Before Structural Depreciation (EBSD) (1)	73,287	13,740	87,027

Structural depreciation, net of minority interest in other entities	(57,504)	(13,447)	(70,951)

Net income	15,783	293	16,076 (a)

Gain (loss) on sales of real estate, net of minority interest	(5,578)	—	(5,578)
Structural depreciation, net of minority interest in other entities	57,504	13,447	70,951
Non-structural depreciation, net of minority interest in other entities	11,736	3,226	14,962

Amortization of intangible assets	1,898	186	2,084

Deferred tax provision	—	(286)	(286)

Funds From Operations (FFO) (1)	81,343	16,866	98,209

Capital Replacement provision	(8,129)	(1,562)	(9,691)

Adjusted Funds From Operations (AFFO) (1)	$73,214	$15,304	$88,518

(a)	Represents net income of the AIMCO Operating Partnership. AIMCO’s share of this net income is approximately 90%, or $14,508.

			Earnings
	Earnings	Shares	per Share

EBSD

Basic	$87,027	74,022

Diluted	$101,303	91,615

Net Income

Basic	$16,076	74,022	$0.21

Diluted	$16,076	78,040	$0.20

FFO

Basic	$98,209	74,022

Diluted	$112,485	91,615

AFFO

Basic	$88,518	74,022

Diluted	$102,794	91,615

FREE CASH FLOW FROM BUSINESS COMPONENTS

For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $800 per unit (14,396 equivalent units)	$88,164	$8,212	$96,376	19.7%

Average monthly rent $700 to $800 per unit (8,978 equivalent units)	40,322	5,362	45,684	9.3%

Average monthly rent $600 to $700 per unit (27,629 equivalent units)	104,637	10,059	114,696	23.4%

Average monthly rent $500 to $600 per unit (39,972 equivalent units)	111,741	14,098	125,839	25.7%

Average monthly rent less than $500 per unit (23,046 equivalent units)	45,135	4,608	49,743	10.1%

Subtotal conventional real estate contribution to Free Cash Flow	389,999	42,339	432,338	88.2%

Affordable (13,003 equivalent units)	13,772	26,390	40,162	8.2%

College housing (average rent of $663 per month) (2,691 equivalent units)	9,755	619	10,374	2.1%

Other Properties	1,376	1,240	2,616	0.5%

Resident services	3,015	390	3,405	0.7%

Minority interest	(65,134)	—	(65,134)	(13.3)%

Total real estate contribution to Free Cash Flow	352,783	70,978	423,761	86.4%

Service Businesses

Management contract (property and asset management)

Controlled properties	8,366	2,581	10,947	2.2%

Third party with terms in excess of one year	—	7,226	7,226	1.5%

Third party cancelable in 30 days	—	2,570	2,570	0.5%

Subtotal management contracts contribution to Free Cash Flow	8,366	12,377	20,743	4.2%

Buyers Access	—	402	402	0.1%

Other service businesses	2,150	2,075	4,225	0.9%

Total service businesses contribution to Free Cash Flow	10,516	14,854	25,370	5.2%

Interest income

General partner loan interest	15,662	—	15,662	3.2%

Notes receivable from officers	559	—	559	0.1%

Other notes receivable	731	—	731	0.1%

Money market and interest bearing accounts	9,843	—	9,843	2.0%

Subtotal interest income	26,795	—	26,795	5.5%

Accretion of loan discount	20,557	—	20,557	4.2%

Total interest income contribution to Free Cash Flow	47,352	—	47,352	9.7%

Fee Income

Disposition Fees	1,914	644	2,558	0.5%

Refinancing Fees	832	99	931	0.2%

Total fee income contribution to Free Cash Flow	2,746	743	3,489	0.7%

General and Administrative Expense	(9,609)	—	(9,609)	(2.0)%

Free Cash Flow (1)	$403,788	$86,575	$490,363	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)

For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$403,788	$86,575	$490,363

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(167,040)	(27,475)	(194,515)

Long-term, variable rate	(742)	(1,178)	(1,920)

Lines of credit and other unsecured debt	(21,545)	(1,168)	(22,713)

Interest expense on convertible debt	(8,285)	—	(8,285)

Interest capitalized	7,153	1,165	8,318

Total interest expense before minority interest	(190,459)	(28,656)	(219,115)

Minority interest share of interest expense	28,758	—	28,758

Total interest expense after minority interest	(161,701)	(28,656)	(190,357)

Dividends on preferred securities	(51,728)	—	(51,728)

Contribution before non-cash charges and ownership adjustments	190,359	57,919	248,278

Non-structural depreciation, net of capital replacements	(8,372)	(2,927)	(11,299)

Amortization of intangible assets	(4,968)	(1,205)	(6,173)

Gain (loss) on sales of real estate, net of minority interest	8,883	—	8,883

Deferred tax provision	—	(2,675)	(2,675)

Earnings Before Structural Depreciation (EBSD) (1)	185,902	51,112	237,014

Structural depreciation, net of minority interest in other entities	(169,178)	(42,463)	(211,641)

Net income	16,724	8,649	25,373 (a)

Gain (loss) on sales of real estate, net of minority interest	(8,883)	—	(8,883)

Structural depreciation, net of minority interest in other entities	169,178	42,463	211,641

Non-structural depreciation, net of minority interest in other entities	31,769	8,771	40,540

Amortization of intangible assets	4,968	1,205	6,173

Deferred tax provision	—	2,675	2,675

Funds From Operations (FFO) (1)	213,756	63,763	277,519

Capital Replacement provision	(23,397)	(5,851)	(29,248)

Adjusted Funds From Operations (AFFO) (1)	$190,359	$57,912	$248,271

(a)	Represents net income of the AIMCO Operating Partnership. AIMCO’s share of this net income is approximately 90%, or $23,097.

			Earnings
	Earnings	Shares	per Share

EBSD

Basic	$237,014	72,969

Diluted	$275,405	89,396

Net Income

Basic	$25,373	72,969	$0.35

Diluted	$25,373	74,806	$0.34

FFO

Basic	$277,519	72,969

Diluted	$315,910	89,396

AFFO

Basic	$248,271	72,969

Diluted	$286,662	89,396

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company's management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity.

•	"Free Cash Flow" is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	"Earnings Before Structural Depreciation" ("EBSD") is defined by the Company as Net Income, determined in accordance with GAAP, plus "structural depreciation", i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	"Funds From Operations" ("FFO") is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO Operating Partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

•	"Adjusted Funds From Operations" ("AFFO") is defined by the Company as FFO less a charge for capital replacements equal to $300 per apartment unit.

NOTE 9 — High Performance Units

      In January 1998, AIMCO's Operating Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture comprised of twelve members of AIMCO's senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return (as defined below) over the three-year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company's total return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company's cumulative total return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the three-year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of September 30, 2000. The Company includes any dilutive effect of the High Performance Units in its earnings per share calculations.

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

      The High Performance Units are not convertible into AIMCO Class A Common Stock. However, in the event of a change of control of the Company, holders of High Performance Units will have redemption rights similar to those of holders of Common OP Units. Upon the occurrence of a change of control, any holder of High Performance Units may, subject to certain restrictions, require the AIMCO Operating Partnership to redeem all or a portion of the High Performance Units held by such party in exchange for a cash payment per unit equal to the liquidation value of a unit at the time of redemption. However, in the event that any High Performance Units are tendered for redemption, the Partnership's obligation to pay the redemption price is subject to the prior right of the Company to acquire such High Performance Units in exchange for an equal number of shares of AIMCO Class A Common Stock with a market value equivalent to the liquidation value of the units.

      If AIMCO's total return over the measurement period exceeds 115% of the total return of the Morgan Stanley Dean Witter REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the AIMCO Operating Partnership. This could have a dilutive effect on future earnings per share of AIMCO Class A Common Stock, and on AIMCO's equity ownership in the AIMCO Operating Partnership after the three-year measurement period.

      The following table illustrates the value of the 15,000 High Performance Units at the end of the three-year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to September 30, 2000, the cumulative total return of the Morgan Stanley Dean Witter REIT Index was (3.11%) and the cumulative total return of the AIMCO Class A Common Stock was 49.49%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,531,024,164, which was the amount as of September 30, 2000.

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

				Average	Excess
				Market	Shareholder
Stock	AIMCO	Minimum	Excess	Capitalization	Value Added
Price	Total	Return	Return	(thousands)	(thousands)
(12/31/00)	Return	(1)	(2)	(3)	(4)

$39.00	28.93%	30.00%	0.00%	$2,531,024	$—

39.51	30.58%	30.00%	0.58%	2,531,024	14,680

40.00	32.17%	30.00%	2.17%	2,531,024	54,923

41.00	35.41%	30.00%	5.41%	2,531,024	136,928

42.00	38.65%	30.00%	8.65%	2,531,024	218,934

43.00	41.89%	30.00%	11.89%	2,531,024	300,939

44.00	45.13%	30.00%	15.13%	2,531,024	382,944

45.00	48.37%	30.00%	18.37%	2,531,024	464,949

46.00	51.60%	30.00%	21.60%	2,531,024	546,701

47.00	54.84%	30.00%	24.84%	2,531,024	628,706

48.00	58.07%	30.00%	28.07%	2,531,024	710,458

49.00	61.31%	30.00%	31.31%	2,531,024	792,464

50.00	64.54%	30.00%	34.54%	2,531,024	874,216

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Value of		OP Unit	Cash Proceeds
	High		Dilution as	To Company
	Performance	OP Unit	a % of total	From Initial
Stock	Units	Dilution	Diluted shares	Investment
Price	(thousands)	(thousands)	Outstanding	(thousands)
(12/31/00)	(5)	(6)	(7)	(8)

$39.00	$6	—	0.00%	$2,064

39.51	2,202	56	0.06%	2,064

40.00	8,238	206	0.22%	2,064

41.00	20,539	501	0.55%	2,064

42.00	32,840	782	0.85%	2,064

43.00	45,141	1,050	1.15%	2,064

44.00	57,442	1,305	1.42%	2,064

45.00	69,742	1,550	1.69%	2,064

46.00	82,005	1,783	1.95%	2,064

47.00	94,306	2,007	2.19%	2,064

48.00	106,569	2,220	2.42%	2,064

49.00	118,870	2,426	2.65%	2,064

50.00	131,132	2,623	2.86%	2,064

(1)	Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2)	"Excess Return" is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3)	Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) at September 30, 2000 throughout the measurement period.

(4)	"Excess Shareholder Value Added" is calculated by multiplying the Excess Return by the average market capitalization.

(5)	The "Value of High Performance Units" is calculated by multiplying the Excess Shareholder Value Added by 15%. If Excess Shareholder Value Added is 0, the "Value of High Performance Units" is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the AIMCO Operating Partnership.

(6)	The "OP Unit Dilution" is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7)	"OP Unit Dilution as a % of Total Diluted Shares Outstanding" is calculated by dividing the OP Unit Dilution by the total weighted-average diluted shares outstanding as of September 30, 2000.

(8)	If Excess Shareholder Value Added is $0, the "Cash Proceeds to Company from Initial Investment" is calculated by subtracting the "Value of High Performance Units" from $2,070,000, which is the purchase price of 15,000 High Performance Units.

      The following table summarizes the status of the High Performance Units as of December 31, 1999 and September 30, 2000:

		Morgan Stanley			Average
	AIMCO Total	Dean Witter	Minimum	Excess	Market
As of	Return	REIT Index	Return	Return	Capitalization

December 31, 1999	22.71%	-20.69%	19.11%	3.60%	$2,327,728,992

September 30, 2000	49.49%	-3.11%	27.19%	22.30%	$2,531,024,164

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Excess	Value of High
	Shareholder	Performance	OP Unit		OP Unit
As of	Value Added(1)	Units (2)	Dilution		Dilution %

December 31, 1999	$83,798,244	$12,569,737	340,096	(3)	0.40%

September 30, 2000	$564,418,389	$84,662,758	1,867,132	(4)	2.04%

(1)	Excess Return multiplied by average market capitalization

(2)	Excess Shareholder Value Added multiplied by 15%

(3)	OP Unit calculation based on trailing 20-day average stock price of $36.96

(4)	OP Unit calculation based on trailing 20-day average stock price of $45.34

NOTE 10 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties as part of its policy to sell properties in the portfolio that are inconsistent with the Company's long-term investment strategies (as determined by management from time to time). Approximately 6,400 units with an approximate carrying value of $80 million are included with real estate in the consolidated financial statements and approximately 18,500 units with an approximate carrying value of $101 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 11 — Recent Accounting Developments

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to adopt early the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect the Statement to have a significant impact on its financial position and results of operations.

NOTE 12 — Pro Forma Financial Statements

      The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2000 and the nine months ended September 30, 1999 have been prepared as if each of the following transactions had occurred on January 1, 1999: (i) the Oxford acquisition (Note 3); (ii) the acquisition of the Regency Windsor Apartment Communities, which include fourteen separate residential apartment communities located in Indiana, Michigan and North Carolina; and (iii) the acquisition of the Dreyfuss Apartment Communities, which include nine separate residential apartment communities located in Virginia and Maryland.

      The pro forma financial statements are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period. The allocations of purchase costs are subject to final determination based upon estimates and other evaluations of fair market value.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)
(unaudited)

	For the Nine Months Ended September 30,

	2000	1999

Income from property operations	$228,207	$142,287

Company's share of income from service company business	13,069	2,695

Income before minority interest in Operating Partnership	39,353	30,644

Net income	$34,741	$27,457

Net income attributable to preferred stockholders	$44,843	$42,249

Net loss attributable to common stockholders	($10,102)	($14,792)

Diluted loss per share	($0.15)	($0.24)

Weighted average number of common shares and common share equivalents outstanding	68,478	62,472

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 25 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of September 30, 2000, the Company owned or managed 333,786 apartment units, comprised of 137,419 units in 500 apartment communities owned or controlled by the Company (the "Owned Properties"), 132,909 units in 769 apartment communities in which the Company has an equity interest (the "Equity Properties") and 63,458 units in 487 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

      In the three months ended September 30, 2000, AIMCO completed $1.2 billion in acquisitions, dispositions, and mortgage financing transactions. AIMCO acquired all of the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group, Inc. in entities which own and control 167 properties with 36,949 apartment units as well as control of the managing general partner of Oxford Tax Exempt Fund II, an Amex listed partnership, for $883 million. Additionally, AIMCO acquired five properties in the Dreyfuss portfolio from affiliates of Dreyfuss Brothers, Inc. for $55 million. AIMCO purchased $56 million of limited partnership interests. AIMCO sold 21 apartment communities and 4 land parcels for a total of $168 million of which AIMCO's share of the dispositions was $79 million with a GAAP gain of $9 million. Third quarter refinancing activity included the closing of $63 million of new mortgages at a weighted average interest rate of 7.86%.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions: the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company's cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

      Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

Net Income

      The Company recognized net income of $14.5 million for the three months ended September 30, 2000, compared with $4.9 million for the three months ended September 30, 1999. The increase in net income of $9.6 million, or 195.9%, was the result of an increase in net "same store" property results, the acquisition of 28 properties during 1999 and six properties during 2000, and the acquisition of controlling interests in partnerships owning 246 properties with the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $271.1 million for the three months ended September 30, 2000, compared with $120.4 million for the three months ended September 30, 1999, an increase of $150.7 million, or 125.2%. The increase in rental and other property revenues reflects an increase in "same store" sales revenue of 5.5%; the purchase of 28 properties during 1999 and six properties in 2000; the acquisition of controlling interests in partnerships owning 246 properties; and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $107.0 million for the three months ended September 30, 2000, compared with $48.0 million for the three months ended September 30, 1999, an increase of $59.0 million or 122.9%. The increase in property operating expenses primarily was due to an increase in "same store" expenses of 1.5%, the purchase of 28 properties in 1999 and 6 properties in 2000, the acquisition of controlling interests in partnerships owning 246 properties, and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 46 properties.

Service Company Business

      The Company's share of income from the service company business totaled $3.7 million for the three months ended September 30, 2000, compared with a loss of $5.3 million for the three months ended September 30, 1999, an increase of $9 million or 169.8%. The increase was primarily due to the establishment of the new Corporate Housing program and other product enhancements, and a reduction in the use of third party information technology consultants.

General and Administrative Expenses

      General and administrative expenses were $4.5 million for the three months ended September 30, 2000 compared to $3.0 million for the three months ended September 30, 1999 an increase if $1.5 million, or 50.0%. This increase is primarily due to legal and accounting fees for operational initiatives and information technology enhancements.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $67.9 million for the three months ended September 30, 2000, compared with $31.3 million for the three months ended September 30, 1999, an increase of $36.6 million, or 116.9%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties as well as the conversion costs associated with the TOPRS. The Company had also drawn $175 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 9.17% at September 30, 2000 and September 30, 1999, respectively.

Interest Income

      Interest income remained relatively unchanged, although interest accretion on discounted acquisition notes decreased, with $18.8 million for the three months ended September 30, 2000, and $17.6 million for the three months ended September 30, 1999.

      Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

Net Income

      The Company recognized net income of $23.1 million for the nine months ended September 30, 2000, compared with $14.3 million for the nine months ended September 30, 1999. The increase in net income of $8.8 million, or 61.5%, was the result of an increase in net "same store" property results, the acquisition of 28 properties during 1999 and six properties during 2000, the completion of the merger of Insignia Properties Trust into AIMCO, the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999, and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the foregoing on net income was partially offset by $18 million charged to operations for partnership losses on distributions in excess of the minority partners' basis and the sale of 8 properties during 1999 and forty-six properties in 2000. These factors are discussed in more detail in the following paragraphs.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $753.5 million for the nine months ended September 30, 2000, compared with $349.2 million for the nine months ended September 30, 1999, an increase of $404.3 million, or 115.8%. The increase in rental and other property revenues primarily was due to an increase in "same store" sales revenue of 4.9%, the purchase of 28 properties in 1999 and six properties in 2000, the acquisition of controlling interests in partnerships owning 246 properties, and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $302.4 million for the nine months ended September 30, 2000, compared with $136.3 million for the nine months ended September 30, 1999, an increase of $166.1 million or 121.9%. The increase in property operating expenses primarily was due to an increase in "same store" expenses of 2.6%, the purchase of 28 properties in 1999 and six properties in 2000, the acquisition of controlling interests in partnerships owning 246 properties, and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

Service Company Business

      The Company's share of income from the service company business was $13.3 million for the nine months ended September 30, 2000, compared with a loss of $1.7 million for the nine months ended September 30, 1999. The increase in service company business income of $15.0 million was primarily due to the establishment of the new Corporate Housing program and other product enhancements, and a reduction in the use of third party information technology consultants.

General and Administrative Expenses

      General and administrative expenses totaled $9.6 million for the nine months ended September 30, 2000 compared with $8.3 million for the nine months ended September 30, 1999. The increase of $1.3 million or 15.7% is due to legal and accounting fees for operational initiatives and information technology enhancements.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $190.5 million for the nine months ended September 30, 2000, compared with $92.4 million for the nine months ended September 30, 1999, an increase of $98.1 million, or 106.1%. The increase was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties as well as the conversion costs associated with the TOPRS. The Company had also drawn $175.0 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 9.17% at September 30, 2000 and September 30, 1999, respectively.

Interest Income

      Interest income totaled $47.4 million for the nine months ended September 30, 2000, compared with $38.4 million for the nine months ended September 30, 1999. The increase of $9.0 million, or 23.4%, primarily is due to the recognition of interest accretion on discounted acquisition notes.

Funds From Operations

      For the three months and nine months ended September 30, 2000 and 1999, the Company's Funds From Operations ("FFO") on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Income before minority interest in Operating Partnership	$33,457	$19,889	$75,071	$59,057

Real estate depreciation, net of minority interest	72,564	27,152	206,298	79,565

Real estate depreciation related to unconsolidated entities	16,672	29,204	51,235	73,960

Amortization of intangibles	2,084	2,455	5,523	7,366

Amortization of recoverable amount of management contracts	—	11,330	648	32,126

Deferred tax (benefit) provision	(286)	1,305	2,675	3,102

Preferred stock dividends and distributions	(6,530)	(7,208)	(19,590)	(26,735)

TOPRS interest expense	3,426	2,429	8,284	2,429

Dilutive Funds From Operations before gain on disposition of properties	121,387	86,556	330,144	230,870

Gain on disposition of properties	(8,902)	(315)	(14,234)	(330)

Dilutive Funds From Operations (FFO) available to common shares and OP Units	$112,485	$86,241	$315,910	$230,540

Weighted average number of common shares, common share equivalents and Common OP Units outstanding:

Common share and common share equivalents	85,308	77,691	83,068	70,159

Common OP Units	6,307	5,555	6,328	6,494

	91,615	83,246	89,396	76,653

      FFO increased to $112.5 million and $315.9 million for the three and nine months ended September 30, 2000, respectively, compared with $86.2 million and $230.5 million, respectively, for the same periods in 1999 primarily due to: increases in "same store" property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 246 properties; and the purchase of 28 properties in 1999 and six properties in 2000; partly offset by the sale of 46 properties.

Same Store Property Operating Results

      The Company defines "same store" properties as apartment communities owned in the comparable periods of 2000 and 1999. The following table summarizes the unaudited consolidated rental property operations on a "same store" basis (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Properties	556	556	556	556

Apartment Units	152,195	152,195	152,195	152,195

Average Physical Occupancy	95.1%	95.9%	95.0%	95.0%

Average Rent Collected/Unit/Month	$642	$612	$645	$621

Revenues	$211,338	$200,246	$621,450	$592,695

Expenses	81,078	79,858	235,373	229,487

Net Operating Income	$130,260	$120,388	$386,077	$363,208

Liquidity and Capital Resources

      For the nine months ended September 30, 2000 and 1999, net cash flows were as follows (dollars in thousands):

	2000	1999

Cash flow provided by operating activities	$281,185	$162,729

Cash flow used in investing activities	(563,026)	(189,062)

Cash flow provided by financing activities	286,781	11,231

      During the nine months ended September 30, 2000, the Company closed $270.4 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.99%. Each of the notes is individually secured by one of nineteen properties with no cross-collateralization. The Company used the net proceeds totaling $265.5 million after transaction costs to repay existing debt and for working capital. During the nine months ended September 30, 2000, the Company has also assumed $38.2 million in long-term, fixed-rate, fully amortizing notes payable with an interest rate of 7.70% in connection with the acquisition of six properties. The notes are secured by the acquired properties.

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor in interest to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests ("BACs") in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 2000 was 9.19%. The amount available under different credit facilities at September 30, 2000 and 1999 was $175 million and $188.3 million, respectively.

      On September 20, 2000 AIMCO completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. ("ORFG") in entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in Common OP Units. The Company borrowed $279 million to pay the cash portion of the purchase price and transactions costs for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million. The borrowers under the term loan are the AIMCO Operating Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The financial covenants contained in the term loan require the AIMCO Operating Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The term loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO's assets and obligations.

      At September 30, 2000, the Company had $106.5 million in cash and cash equivalents. In addition, the Company had $113.5 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: long-term, fixed rate, fully amortizing debt; secured or unsecured short-term debt; the issuance of debt or equity securities in public offerings or private placements; and cash generated from operations.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 2000, the Company made separate offers to the limited partners of 539 partnerships to acquire their limited partnership interests, and purchased approximately $117.9 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Equity

      The Company's Return On Assets and Return On Equity for the nine months ended September 30, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Nine Months Ended		Nine Months Ended

	September 30,		September 30,

	2000	1999	2000	1999

Return on Assets (a)	9.9%	10.0%	10.4%	10.5%

Return on Equity
Basic (b)	14.7%	15.3%	15.9%	16.4%

Diluted (c)	13.2%	13.0%	14.2%	14.0%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $77,863, for the nine months ended September 30, 2000, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders' equity, plus accumulated depreciation, less accumulated Capital Replacements of $77,863 for the nine months ended September 30, 2000, less preferred stock, plus minority interest in the AIMCO Operating Partnership, net of preferred OP unit interests ($105,440). The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

(c)	The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

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

      In connection with the Company's acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Contingencies

      Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership ("NHP") received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company's future results of operations or cash flows.

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

      The Company had $552.9 million of variable rate debt outstanding at September 30, 2000, which represents 14.5% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $5.5 million on an annual basis.

      The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the nine months ended September 30, 2000, 173,938 shares of Class A Common Stock were issued in exchange for Common OP Units.

      On September 13, 2000 AIMCO sold 4,000,000 shares of Class N Convertible Cumulative Preferred Stock to an institutional investor for $100 million. The shares were issued in a private placement transaction exempt from registration under the Securities Act pursuant to Section 4 (2) thereof.

      In August and September 2000, the holders of trust convertible preferred securities ("TOPRS") converted a total of $114.2 million of the $149.5 million of TOPRS into 2,301,433 shares of AIMCO's Class A Common Stock. The convertible preferred securities were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The preferred securities have a conversion price of $49.61 per share, which based on a liquidation amount of $50 per security, equates to 1.0079 shares of Class A Common Stock for each preferred security.

      On September 13, 2000, Security Capital Preferred Growth Incorporated converted 330,529 shares of Class B Cumulative Convertible Preferred Stock into 1,085,480 shares of AIMCO Class A Common Stock.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report (1):

Exhibit
Number	Description

3.1	Charter

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

27.1	Financial Data Schedule

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K for the three months ended September 30, 2000:

      During the quarter for which this report is filed, Apartment Investment and Management Company filed its Current Report on Form 8-K, dated September 20, 2000, relating to the acquisition by Apartment Investment and Management Company and AIMCO Properties, L.P. of all the stock of certain affiliates of Oxford Realty Financial Group, Inc. which own and control 167 apartment communities.

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

Date: November 14, 2000

EXHIBIT INDEX(1)

Exhibit
Number	Description

3.1	Charter

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

27.1	Financial Data Schedule

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.