Form 10-Q/A
period 2000-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2001-03-12
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

NOTE 3 — Acquisitions

During the nine months ended September 30, 2000 the Company purchased:

•	for $117.9 million limited partnership interests in 539 partnerships (which own 1,657 properties) where AIMCO serves as general partner;

•	six apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price

January 2000 September 2000 September 2000 September 2000 September 2000 September 2000	Falls Church, VA Forestville, MD Leesburg, VA Alexandria, VA Hyattsville, MD Hyattsville, MD	159 108 164 142 296 303	$12.2 million 4.3 million 9.6 million 9.0 million 18.3 million 14.0 million

•	all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. ("ORFG") in entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in Common OP Units valued at $45 per unit. In addition to the cash and securities, AIMCO assumed liabilities and transaction costs of $861 million, for a total purchase price of $1.189 billion. Approximately $25 million in transaction costs were incurred. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. AIMCO, through an affiliate, previously managed 165 of the 167 Oxford properties pursuant to long-term contracts and was previously a stockholder in certain of the entities. In addition to the Oxford properties, AIMCO acquired the entity which owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership ("OTEF") and acquired approximately a 40% interest in the non-managing general partner of OTEF. The AIMCO Operating Partnership borrowed $279 million to pay the cash portion of the purchase price for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million.

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

FREE CASH FLOW FROM BUSINESS COMPONENTS

For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $800 per unit (14,427 equivalent units)	$32,626	$2,194	$34,820	20.2%

Average monthly rent $700 to $800 per unit (8,698 equivalent units)	15,805	1,141	16,946	9.9%

Average monthly rent $600 to $700 per unit (27,225 equivalent units)	40,015	1,861	41,876	24.3%

Average monthly rent $500 to $600 per unit (40,558 equivalent units)	38,532	4,213	42,745	24.9%

Average monthly rent less than $500 per unit (23,363 equivalent units)	14,316	837	15,153	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	141,294	10,246	151,540	88.1%

Affordable (12,445 equivalent units)	6,731	7,362	14,093	8.2%

College housing (average rent of $663 per month) (2,490 equivalent units)	3,206	129	3,335	1.9%

Other Properties	587	92	679	0.4%

Resident services	628	67	695	0.4%

Minority interest	(22,119)	—	(22,119)	(12.9)%

Total real estate contribution to Free Cash Flow	130,327	17,896	148,223	86.1%

Service Businesses

Management contract (property and asset management)

Controlled properties	1,740	232	1,972	1.1%

Third party with terms in excess of one year	—	2,701	2,701	1.6%

Third party cancelable in 30 days	—	1,142	1,142	0.7%

Subtotal management contracts contribution to Free Cash Flow	1,740	4,075	5,815	3.4%

Buyers Access	—	53	53	0.0%

Other service businesses	978	915	1,893	1.1%

Total service businesses contribution to Free Cash Flow	2,718	5,043	7,761	4.5%

Interest income

General partner loan interest	6,721	—	6,721	3.9%

Notes receivable from officers	184	—	184	0.1%

Other notes receivable	138	—	138	0.1%

Money market and interest bearing accounts	4,638	—	4,638	2.7%

Subtotal interest income	11,681	—	11,681	6.8%

Accretion of loan discount	7,160	—	7,160	4.2%

Total interest income contribution to Free Cash Flow	18,841	—	18,841	11.0%
Fee Income

Disposition Fees	347	678	1,025	0.6%

Refinancing Fees	665	—	665	0.4%

Total fee income contribution to Free Cash Flow	1,012	678	1,690	1.0%

General and Administrative Expense	(4,459)	—	(4,459)	(2.6)%

Free Cash Flow (1)	$148,439	$23,617	$172,056	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)

For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$148,439	$23,617	$172,056

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(58,429)	(7,544)	(65,973)

Long-term, variable rate	(281)	(433)	(714)

Lines of credit and other unsecured debt	(8,433)	(335)	(8,768)

Interest expense on convertible debt	(3,426)	—	(3,426)

Interest capitalized	2,714	—	2,714

Total interest expense before minority interest	(67,855)	(8,312)	(76,167)

Minority interest share of interest expense	10,687	—	10,687

Total interest expense after minority interest	(57,168)	(8,312)	(65,480)

Dividends on preferred securities	(18,056)	—	(18,056)

Contribution before non-cash charges and ownership adjustments	73,215	15,305	88,520

Non-structural depreciation, net of capital replacements	(3,608)	(1,665)	(5,273)

Amortization of intangible assets	(1,898)	(186)	(2,084)

Gain (loss) on sales of real estate, net of minority interest	5,578	—	5,578

Deferred tax provision	—	286	286

Earnings Before Structural Depreciation (EBSD) (1)	73,287	13,740	87,027

Structural depreciation, net of minority interest in other entities	(57,504)	(13,447)	(70,951)

Net income	15,783	293	16,076 (a)

Gain (loss) on sales of real estate, net of minority interest	(5,578)	—	(5,578)
Structural depreciation, net of minority interest in other entities	57,504	13,447	70,951
Non-structural depreciation, net of minority interest in other entities	11,736	3,226	14,962

Amortization of intangible assets	1,898	186	2,084

Deferred tax provision	—	(286)	(286)

Funds From Operations (FFO) (1)	81,343	16,866	98,209

Capital Replacement provision	(8,129)	(1,562)	(9,691)

Adjusted Funds From Operations (AFFO) (1)	$73,214	$15,304	$88,518

(a)	Represents net income of the AIMCO Operating Partnership. AIMCO’s share of this net income is approximately 90%, or $14,508.

			Earnings
	Earnings	Shares	per Share

EBSD

Basic	$87,027	74,022

Diluted	$101,303	91,615

Net Income

Basic	$16,076	74,022	$0.21

Diluted	$16,076	78,040	$0.20

FFO

Basic	$98,209	74,022

Diluted	$112,485	91,615

AFFO

Basic	$88,518	74,022

Diluted	$102,794	91,615

FREE CASH FLOW FROM BUSINESS COMPONENTS

For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $800 per unit (14,396 equivalent units)	$88,164	$8,212	$96,376	19.7%

Average monthly rent $700 to $800 per unit (8,978 equivalent units)	40,322	5,362	45,684	9.3%

Average monthly rent $600 to $700 per unit (27,629 equivalent units)	104,637	10,059	114,696	23.4%

Average monthly rent $500 to $600 per unit (39,972 equivalent units)	111,741	14,098	125,839	25.7%

Average monthly rent less than $500 per unit (23,046 equivalent units)	45,135	4,608	49,743	10.1%

Subtotal conventional real estate contribution to Free Cash Flow	389,999	42,339	432,338	88.2%

Affordable (13,003 equivalent units)	13,772	26,390	40,162	8.2%

College housing (average rent of $663 per month) (2,691 equivalent units)	9,755	619	10,374	2.1%

Other Properties	1,376	1,240	2,616	0.5%

Resident services	3,015	390	3,405	0.7%

Minority interest	(65,134)	—	(65,134)	(13.3)%

Total real estate contribution to Free Cash Flow	352,783	70,978	423,761	86.4%

Service Businesses

Management contract (property and asset management)

Controlled properties	8,366	2,581	10,947	2.2%

Third party with terms in excess of one year	—	7,226	7,226	1.5%

Third party cancelable in 30 days	—	2,570	2,570	0.5%

Subtotal management contracts contribution to Free Cash Flow	8,366	12,377	20,743	4.2%

Buyers Access	—	402	402	0.1%

Other service businesses	2,150	2,075	4,225	0.9%

Total service businesses contribution to Free Cash Flow	10,516	14,854	25,370	5.2%

Interest income

General partner loan interest	15,662	—	15,662	3.2%

Notes receivable from officers	559	—	559	0.1%

Other notes receivable	731	—	731	0.1%

Money market and interest bearing accounts	9,843	—	9,843	2.0%

Subtotal interest income	26,795	—	26,795	5.5%

Accretion of loan discount	20,557	—	20,557	4.2%

Total interest income contribution to Free Cash Flow	47,352	—	47,352	9.7%

Fee Income

Disposition Fees	1,914	644	2,558	0.5%

Refinancing Fees	832	99	931	0.2%

Total fee income contribution to Free Cash Flow	2,746	743	3,489	0.7%

General and Administrative Expense	(9,609)	—	(9,609)	(2.0)%

Free Cash Flow (1)	$403,788	$86,575	$490,363	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)

For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$403,788	$86,575	$490,363

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(167,040)	(27,475)	(194,515)

Long-term, variable rate	(742)	(1,178)	(1,920)

Lines of credit and other unsecured debt	(21,545)	(1,168)	(22,713)

Interest expense on convertible debt	(8,284)	—	(8,284)

Interest capitalized	7,152	1,165	8,317

Total interest expense before minority interest	(190,459)	(28,656)	(219,115)

Minority interest share of interest expense	28,758	—	28,758

Total interest expense after minority interest	(161,701)	(28,656)	(190,357)

Dividends on preferred securities	(51,730)	—	(51,730)

Contribution before non-cash charges and ownership adjustments	190,357	57,919	248,276

Non-structural depreciation, net of capital replacements	(8,372)	(2,927)	(11,299)

Amortization of intangible assets	(4,968)	(1,203)	(6,171)

Gain (loss) on sales of real estate, net of minority interest	8,883	—	8,883

Deferred tax provision	—	(2,675)	(2,675)

Earnings Before Structural Depreciation (EBSD) (1)	185,900	51,114	237,014

Structural depreciation, net of minority interest in other entities	(169,178)	(42,463)	(211,641)

Net income	16,722	8,651	25,373 (a)

Gain (loss) on sales of real estate, net of minority interest	(8,883)	—	(8,883)

Structural depreciation, net of minority interest in other entities	169,178	42,463	211,641

Non-structural depreciation, net of minority interest in other entities	31,769	8,771	40,540

Amortization of intangible assets	4,968	1,203	6,171

Deferred tax provision	—	2,675	2,675

Funds From Operations (FFO) (1)	213,754	63,763	277,517

Capital Replacement provision	(23,397)	(5,851)	(29,248)

Adjusted Funds From Operations (AFFO) (1)	$190,357	$57,912	$248,269

(a)	Represents net income of the AIMCO Operating Partnership. AIMCO’s share of this net income is approximately 90%, or $23,097.

			Earnings
	Earnings	Shares	per Share

EBSD

Basic	$237,014	72,969

Diluted	$275,405	89,396

Net Income

Basic	$25,373	72,969	$0.35

Diluted	$25,373	74,806	$0.34

FFO

Basic	$277,517	72,969

Diluted	$315,910	89,396

AFFO

Basic	$248,269	72,969

Diluted	$286,662	89,396

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company's management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity.

•	"Free Cash Flow" is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	"Earnings Before Structural Depreciation" ("EBSD") is defined by the Company as Net Income, determined in accordance with GAAP, plus "structural depreciation", i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	"Funds From Operations" ("FFO") is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in the AIMCO Operating Partnership, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

•	"Adjusted Funds From Operations" ("AFFO") is defined by the Company as FFO less a charge for capital replacements equal to $300 per apartment unit.

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

      In the three months ended September 30, 2000, AIMCO completed $1.5 billion in acquisitions, dispositions, and mortgage financing transactions. AIMCO acquired all of the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group, Inc. in entities which own and control 167 properties with 36,949 apartment units as well as control of the managing general partner of Oxford Tax Exempt Fund II, an Amex listed partnership, for $1.189 billion. Additionally, AIMCO acquired five properties in the Dreyfuss portfolio from affiliates of Dreyfuss Brothers, Inc. for $55 million. AIMCO purchased $56 million of limited partnership interests. AIMCO sold 21 apartment communities and 4 land parcels for a total of $168 million of which AIMCO's share of the dispositions was $89 million with a GAAP gain of $9 million. Third quarter refinancing activity included the closing of $63 million of new mortgages at a weighted average interest rate of 7.86%.

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

Results of Operations

      Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

Net Income

      The Company recognized net income of $30.2 million for the three months ended September 30, 2000, compared with $18.6 million for the three months ended September 30, 1999. The increase in net income of $11.6 million, or 62.4%, was the result of an increase in net "same store" property results, the acquisition of 28 properties during 1999 and six properties during 2000, and the acquisition of controlling interests in partnerships owning 246 properties with the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

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

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $67.9 million for the three months ended September 30, 2000, compared with $31.3 million for the three months ended September 30, 1999, an increase of $36.6 million, or 116.9%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties as well as the conversion costs associated with the TOPRS. The Company had also drawn $175 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 7.95% at September 30, 2000 and September 30, 1999, respectively.

Interest Income

      Interest income remained relatively unchanged, although interest accretion on discounted acquisition notes decreased, with $18.8 million for the three months ended September 30, 2000, and $17.6 million for the three months ended September 30, 1999.

      Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

Net Income

      The Company recognized net income of $67.9 million for the nine months ended September 30, 2000, compared with $54.0 million for the nine months ended September 30, 1999. The increase in net income of $13.9 million, or 25.7%, was the result of an increase in net "same store" property results, the acquisition of 28 properties during 1999 and six properties during 2000, the completion of the merger of Insignia Properties Trust into AIMCO, the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999, and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the foregoing on net income was partially offset by $18 million charged to operations for partnership losses on distributions in excess of the minority partners' basis and the sale of 8 properties during 1999 and forty-six properties in 2000. These factors are discussed in more detail in the following paragraphs.

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

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $190.5 million for the nine months ended September 30, 2000, compared with $92.4 million for the nine months ended September 30, 1999, an increase of $98.1 million, or 106.1%. The increase was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties as well as the conversion costs associated with the TOPRS. The Company had also drawn $175.0 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 7.95% at September 30, 2000 and September 30, 1999, respectively.

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

      During the nine months ended September 30, 2000, the Company closed $270.3 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.99%. Each of the notes is individually secured by one of nineteen properties with no cross-collateralization. The Company used the net proceeds totaling $265.5 million after transaction costs to repay existing debt and for working capital. During the nine months ended September 30, 2000, the Company has also assumed $38.2 million in long-term, fixed-rate, fully amortizing notes payable with an interest rate of 7.70% in connection with the acquisition of six properties. The notes are secured by the acquired properties.

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

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report (1):

Exhibit
Number	Description

3.1	Charter (previously filed)

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

27.1	Financial Data Schedule (previously filed)

99.1	Agreement re: disclosure of long-term debt instruments (previously filed)

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: March 12, 2000

EXHIBIT INDEX(1)

Exhibit
Number	Description

3.1	Charter (previously filed)

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999 is incorporated herein by this reference)

27.1	Financial Data Schedule (Previously filed)

99.1	Agreement re: disclosure of long-term debt instruments (Previously filed)

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.