Form 10-K405
period 2000-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2001-03-30
CIK 922864

PART I
ITEM 1. Business
2000 Developments
Financial Information About Industry Segments
Operating and Financial Strategies
Growth Strategies
Property Management Strategies
Taxation of the Company
Competition
Regulation
Insurance
Employees
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
EX-3.1 Charter
EX-10.19 18th Amendment to Agreement of LP
EX-10.20 19th Amendment to Agreement of LP
EX-10.21 20th Amendment to Agreement of LP
EX-21.1 List of Subsidiaries
EX-23.1 Consent of Ernst & Young LLP
EX-99.1 Agreement Regarding Long-Term Debt

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number 1-13232
Apartment Investment and Management Company
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	84-1259577 (I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower Two, Suite 2-1000 Denver, CO (Address of principal executive offices)	80222-7900 (Zip Code)

_______________

Registrant’s Telephone Number, Including Area Code: (303) 757-8101

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock
Class C Cumulative Preferred Stock
Class D Cumulative Preferred Stock
Class G Cumulative Preferred Stock
Class H Cumulative Preferred Stock
Class K Convertible Cumulative Preferred Stock
Class P Convertible Cumulative Preferred Stock
Class Q Cumulative Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: none

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 8, 2001, there were 71,521,685 shares of Class A Common Stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $3,099.0 million as of March 8, 2001.

Documents Incorporated by Reference

      Portions of the proxy statement for the registrant’s 2001 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2000

PART I

ITEM 1. Business

      Apartment Investment and Management Company, a Maryland corporation, incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the ownership, acquisition, redevelopment, expansion and management of multi-family apartment properties. As of December 31, 2000, AIMCO owned or managed 326,289 apartment units in 1,720 properties located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, the Company believes that, as of December 31, 2000, it was the largest owner and manager of multi-family apartment properties in the United States.

      As of December 31, 2000, AIMCO:

•	owned or controlled (consolidated) 153,872 units in 566 apartment properties;

•	held an equity interest in (unconsolidated) 111,748 units in 683 apartment properties; and

•	managed 60,669 units in 471 apartment properties for third party owners and affiliates.

      AIMCO conducts substantially all of its operations through its operating partnership, AIMCO Properties, L.P., (the “AIMCO Operating Partnership”). Through a wholly-owned subsidiary, AIMCO acts as the sole general partner of the AIMCO Operating Partnership, and as of December 31, 2000, owned an approximate 91% interest in the AIMCO Operating Partnership. AIMCO manages apartment properties for third parties and affiliates through unconsolidated subsidiaries that are referred to as the “management companies.” Interests in the AIMCO Operating Partnership that are held by third parties are referred to as “OP Units.”

      The Company’s principal executive offices are located at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222-7900 and its telephone number is (303) 757-8101.

2000 Developments

      Individual Property Acquisitions

      The Company directly acquired 12 apartment properties in separate transactions during 2000. The aggregate consideration paid by the Company of $136.5 million consisted of $42.7 million in cash, $26.4 million in preferred OP Units, $6.8 million in common OP Units and the assumption of $60.6 million of secured long-term indebtedness. As part of these acquisitions, the Company has also determined to undertake $4.8 million of initial capital enhancements related to these properties.

       Acquisition of Oxford Properties

      On September 20, 2000, AIMCO completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. (“ORFG”) in Oxford entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in common OP Units valued at $45 per unit. In addition to the cash and securities, AIMCO assumed liabilities and incurred transaction costs of $861 million, resulting in a total purchase price of $1,189 million. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. AIMCO, through an affiliate, previously managed 165 of the 167 Oxford properties pursuant to long-term contracts and was previously a stockholder in certain of the entities. In addition to the Oxford properties, AIMCO acquired the entity that owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership (“OTEF”) and acquired approximately a 40% interest in the non-managing general partner of OTEF. The AIMCO Operating Partnership, together with NHP Management Company and AIMCO/Bethesda Holdings, Inc., borrowed $279 million to pay the cash portion of the purchase price for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc., and several other lenders, pursuant to a term loan with a total availability of $302 million.

       Tender Offers

      During 2000, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as general partner. The Company paid approximately $195 million in cash and OP Units to acquire these limited partnership interests.

       Property Dispositions

      In 2000, the Company sold 64 apartment properties, 11 commercial properties and 4 land parcels for an aggregate sales price of approximately $573.5 million. Net cash proceeds to the Company from the sales of $154.5 million were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The results of operations of 47 of these properties were accounted for by the Company under the equity method.

       Debt Assumptions and Financings

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate, which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16%. The amount available under the credit facility at December 31, 2000 was $95.3 million, less $1.2 million for outstanding letters of credit.

      The AIMCO Operating Partnership borrowed $279 million to pay the cash portion of the purchase price for AIMCO’s acquisition of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of ORFG from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders pursuant to a term loan with a total availability of $302 million. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the AIMCO Operating Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The financial covenants contained in the term loan require the AIMCO Operating Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The term loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. The total amount outstanding under the term loan at December 31, 2000 was $137 million, of which $74 million is classified as secured short-term financing of the Company, and the remainder is a liability of unconsolidated subsidiaries and, therefore, is included in investment in unconsolidated subsidiaries. Effective January 1, 2001, in connection with the REIT Modernization Act, the remaining liability of $63 million will be consolidated.

      During the year ended December 31, 2000, the Company issued $636.0 million of long-term fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by one of 107 properties with no cross-collateralization. The net proceeds after transaction costs of $625.5 million were used to repay existing debt. During the year ended December 31, 2000, the Company also assumed $60.6 million of long-term, fixed-rate, fully amortizing notes payables with a weighted average interest rate of 7.5% in connection with the acquisition of properties. Each of the notes is individually secured by one of 12 properties with no cross-collateralization.

       Equity Offerings

      In 2000, the Company issued $230.0 million of preferred stock in three direct placements yielding $227 million of net proceeds. These transactions are summarized below:

			Number	Total Proceeds	Dividend or
			of	in	Distribution
Transaction	Type	Date	Shares	Millions	Rate

Class M Convertible Cumulative Preferred Stock of AIMCO	Direct	Jan. 2000	1,200,000	$30.0	(1)

Class N Convertible Cumulative Preferred Stock of AIMCO	Direct	Sept. 2000	4,000,000	100.0	(2)

Class O Cumulative Convertible Preferred Stock of AIMCO	Direct	Sept. 2000	1,904,762	100.0	(3)

GROSS PROCEEDS IN 2000				$230.0

(1)	For the period beginning January 13, 2000 through and including January 13, 2003, the holder of the Class M Preferred Stock is entitled to receive, when and as declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the $25.00 liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or a portion thereof) into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class M Preferred Stock is entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the $25.00 liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. The 1.2 million shares of Class M Convertible Cumulative Preferred Stock outstanding are convertible into approximately 0.7 million shares of Class A Common Stock.

(2)	Dividends on the Class N Preferred Stock are paid in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the $25.00 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or a portion thereof) into which a share of Class N Preferred Stock is convertible. Dividends are paid on the Class N Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend paid on the Class N Preferred Stock was $0.10 per share). The 4.0 million shares of Class N Convertible Cumulative Preferred Stock outstanding are convertible into approximately 1.9 million shares of Class A Common Stock.

(3)	Dividends on the Class O Preferred Stock are paid in an amount per share equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the $52.50 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or a portion thereof) into which a share of Class O Preferred Stock is convertible. Dividends are paid on the Class O Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend paid on the Class O Preferred Stock was $0.21 per share). The 1.9 million shares of Class O Cumulative Convertible Preferred Stock outstanding are convertible into approximately 1.9 million shares of Class A Common Stock.

       Pending Acquisitions and Dispositions

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

      The Company is currently marketing for sale certain real estate properties in order to sell properties in the portfolio that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). The Company does not expect to incur any material losses with respect to the sales of the properties.

       OTEF Merger

      On November 29, 2000, AIMCO and OTEF entered into a merger agreement pursuant to which OTEF would merge with a subsidiary of the AIMCO Operating Partnership. The merger closed on March 26, 2001. The AIMCO Operating Partnership owns all of the outstanding BACs in OTEF. In connection with the Oxford acquisition, AIMCO acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s partnership interests in OTEF reflects a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the AIMCO Operating Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which are owned by affiliates of OTEF, including Oxford entities.

      In the merger, each BAC was converted into the right to receive 0.299 shares of AIMCO’s Class A Common Stock and 0.547 shares of AIMCO’s Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”). In addition, the BAC holders received a special distribution of $50 million or $6.21 per BAC. The holders of the Class P Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cash dividends in an amount per share equal to the greater of (i) a quarterly dividend payment of $0.5625 or (ii) the cash dividends declared on the number of shares of Class A Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of Class A Common Stock. The initial conversion ratio was in excess of the fair market value of the common stock on the commitment date. The Class P Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon liquidation, dissolution, or winding up of AIMCO, before payment or distribution by AIMCO shall be made to any holders of the Class A Common Stock, the holders of the Class P Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission that was declared effective on February 23, 2001.

Financial Information About Industry Segments

      The Company operates in one industry segment, the ownership, operation and management of a diversified portfolio of apartment properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company. See Footnote 22 for discussion of sources of revenues from the various components of the Company’s operations.

Operating and Financial Strategies

      The Company strives to meet its objective of providing long-term, predictable Funds From Operations (“FFO”) per share of Class A Common Stock, less an allowance for capital replacements of $300 per apartment unit, by implementing its operating and financing strategies which include the following:

•	Acquisition of Properties at Less Than Replacement Cost. AIMCO attempts to acquire properties at a significant discount to their replacement cost.

•	Geographic Diversification. AIMCO operates in 47 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market. AIMCO’s net income before depreciation and interest expense is earned in more than 164 local markets. In 2000, the largest single market (Washington D.C. Metro area) contributed 8.3% to net income before depreciation and interest expense, and the five largest markets contributed 30.9%.

•	Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties.

•	Product Diversification. The Company’s portfolio of apartment properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments, as well as corporate and student housing.

•	Capital Replacement. AIMCO believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company allocates approximately $300 annually per owned apartment unit for capital replacements, and reserves unexpended amounts for future capital replacements.

•	Debt Financing. AIMCO’s strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. AIMCO seeks to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of between 2:1 and 3:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2000, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 2000, approximately 8% of AIMCO’s outstanding debt was short-term debt and 92% was long-term debt.

•	Dispositions. While the Company holds all its properties for investment, the Company sells properties when they do not meet its return on investment criteria or are located in areas where AIMCO does not believe that the long-term values justify the continued investment in the properties.

•	Dividend Policy. AIMCO pays dividends on its Class A Common Stock to distribute a significant portion of its profitability to its stockholders. The Company distributed 59.9%, 61.3% and 65.8% of FFO to holders of Class A Common Stock for the years ended December 31, 2000, 1999 and 1998, respectively. It is the present policy of the Board of Directors to increase the dividend annually in an amount equal to one-half of the projected increase in FFO, adjusted for capital replacements, subject to minimum distribution requirements to maintain its REIT status.

Growth Strategies

      The Company seeks growth through two primary sources — internal expansion and acquisitions.

       Internal Growth Strategies

      The Company pursues internal growth primarily through the following strategies:

•	Revenue Increases. The Company increases rents where feasible and seeks to improve occupancy rates.

•	Controlling Expenses. Cost reductions are accomplished by local focus on the regional operating center level and by exploiting economies of scale. As a result of the size of its portfolio and its creation of regional concentrations of properties, the Company has the ability to leverage fixed costs for general and administrative expenditures and certain operating functions, such as insurance, information technology and training, over a large property base.

•	Redevelopment of Properties. The Company believes redevelopment of selected properties in superior locations provides advantages over development of new properties. AIMCO believes that redevelopment generally allows the Company to maintain rents comparable to new properties and, compared to development of new properties, can be accomplished with relatively lower financial risk, in less time and with reduced delays due to governmental regulation.

•	Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions. AIMCO’s current policy is to limit redevelopments and expansions to approximately 10% of total equity market capitalization.

•	Ancillary Services. The Company believes that its ownership and management of properties provides it with unique access to a customer base that allows it to provide additional services and thereby increase occupancy, increase rents and generate incremental revenue. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

       Acquisition Strategies

      The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO’s initial public offering in July 1994, the Company has completed numerous acquisition and management transactions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 1,720 apartment properties with 326,289 units as of December 31, 2000.

      The Company acquires additional properties primarily in three ways:

•	Direct Acquisitions. AIMCO may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of AIMCO’s growth has resulted from the acquisition of other companies that owned or controlled properties.

•	Acquisition of Managed Properties. AIMCO’s property management operations have contributed to its acquisition activities. Since AIMCO’s initial public offering, the Company has acquired from its managed portfolio 16 properties comprising 5,697 units for total consideration of $189.9 million. In addition, the Company acquired interests in 167 Oxford properties comprising 36,949 units for a total purchase price of $1,189 million.

•	Increasing its Interest in Partnerships. For properties where AIMCO owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. AIMCO has completed approximately 1,800 tender offers with respect to various partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

Property Management Strategies

      AIMCO seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. Currently, AIMCO’s management operations are organized into 25 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

Taxation of the Company

      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994, and the Company intends to continue to operate in such a manner. The Company’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.

      If the Company qualifies for taxation as a REIT, it will generally not be subject to U.S. federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on its undistributed income.

      If in any taxable year the Company fails to qualify as a REIT and incurs additional tax liability, the Company may need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Internal Revenue Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

      The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the U.S. federal income tax treatment.

Competition

      There are numerous housing alternatives that compete with the Company’s properties in attracting residents. The Company’s properties compete directly with other multi-family rental apartments and single family homes that are available for rent or purchase in the markets in which the Company’s properties are located. The Company’s properties also compete for residents with new and existing condominiums. The number of competitive properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

Regulation

       General

      Multi-family apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company’s cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

       Laws Benefiting Disabled Persons

      Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Company’s properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Company believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

       Regulation of Affordable Housing

      As of December 31, 2000, the Company owned or controlled 59 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. AIMCO also held an equity interest in 428 properties with a combined average ownership percentage of 28% and managed for third parties and affiliates 298 properties that benefit similarly. These programs, which are usually administered by the United States Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. This approval process is commonly referred to as “2530 Clearance.”

       Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire or manage in the future.

Insurance

      Management believes that the Company’s properties are covered by adequate fire, earthquake, hurricane, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

      The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the AIMCO Operating Partnership and the management companies, has approximately 9,500 employees, most of whom are employed at the property level. Certain of its employees are represented by unions. The Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. Properties

      The Company’s properties are located in 47 states, Puerto Rico and the District of Columbia. The properties are managed by four Division Vice-Presidents controlling 25 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 2000:

		Number of	Number of
Regional Operating Center	Division	Properties	Units

Chicago, IL	Far West	62	12,414

Denver, CO	Far West	78	12,528

Kansas City, MO	Far West	76	11,255

Los Angeles, CA	Far West	98	15,623

Lansing, MI	Far West	41	8,851

Phoenix, AZ	Far West	58	13,942

		413	74,613

Allentown, PA	East	92	12,283

Columbia, SC	East	76	14,590

Greenville, SC	East	95	13,319

Philadelphia, PA	East	40	12,734

Rockville I, MD	East	39	12,761

Rockville II, MD	East	53	8,838

Tarrytown, NY	East	58	9,178

		453	83,703

Atlanta, GA	Southeast	58	11,020

Boca Raton, FL	Southeast	56	13,019

Mobile, AL	Southeast	67	11,554

Nashville, TN	Southeast	68	13,409

Orlando, FL	Southeast	62	11,793

Tampa, FL	Southeast	57	13,070

		368	73,865

Austin, TX	West	58	10,543

Columbus, OH	West	59	10,504

Dallas I, TX	West	42	8,821

Dallas II, TX	West	63	12,730

Houston, TX	West	61	14,562

Indianapolis, IN	West	61	16,247

		344	73,407

Properties not currently managed by AIMCO		142	20,701

		1,720	326,289

      At December 31, 2000, the Company owned or controlled 566 properties containing 153,872 units. These owned or controlled properties contain, on average, 272 apartment units, with the largest property containing 2,907 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 2000, the Company held an equity interest in 683 properties containing 111,748 units, and managed 471 other properties containing 60,669 units. The Company’s total portfolio of 1,720 properties contain, on average, 190 apartment units, with the largest property containing 2,907 apartment units.

      Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company’s indebtedness. At December 31, 2000, the Company had aggregate mortgage indebtedness totaling $4,031.4 million, which was secured by 537 properties with a combined net book value of $6,054.6 million, having an aggregate weighted average interest rate of 7.89%. As of December 31, 2000, approximately 8% of AIMCO’s outstanding debt was short-term debt and 92% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company’s indebtedness.

ITEM 3. Legal Proceedings

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

       Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company’s desire or ability to complete certain transactions or otherwise have a material adverse effect on the Company and its subsidiaries.

       Pending Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flow.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      AIMCO’s Class A Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of the Class A Common Stock, as reported on the NYSE, and the dividends paid by the Company for the periods indicated.

			Dividends
			Paid
Quarter ended	High	Low	(per share)

1998

March 31, 1998	$38 9/16	$34 1/4	$0.5625

June 30, 1998	39 7/8	36 1/2	0.5625

September 30, 1998	41	31	0.5625

December 31, 1998	37 3/8	30	0.5625

1999

March 31, 1999	41 5/8	35	0.6250

June 30, 1999	44 1/16	35 5/16	0.6250

September 30, 1999	42 5/8	37 5/16	0.6250

December 31, 1999	40 3/16	34 1/16	0.6250

2000

March 31, 2000	39 15/16	36 5/16	0.7000

June 30, 2000	45 1/4	37 3/4	0.7000

September 30, 2000	49 3/8	43 11/16	0.7000

December 31, 2000	50 1/16	42 5/8	0.7000

2001

March 31, 2001 (through March 8, 2001)	45 9/10	43	0.7800 (1)

(1)	On January 24, 2001, the Company’s Board of Directors declared a cash dividend of $0.78 per share of Class A Common Stock, paid on February 9, 2001 to stockholders of record on February 2, 2001.

      On March 8, 2001, there were 71,521,685 shares of Class A Common Stock outstanding, held by 2,776 stockholders of record.

      AIMCO, as a REIT, is required to distribute annually to holders of common stock at least 90% (95% in 2000) of its “real estate investment trust taxable income,” which, as defined by the Internal Revenue Code and Treasury regulations, is generally equivalent to net taxable ordinary income. AIMCO measures its economic profitability and intends to pay regular dividends to its stockholders based on FFO during the relevant period. However, the future payment of dividends by AIMCO will be at the discretion of the Board of Directors and will depend on numerous factors including AIMCO’s financial condition, its capital requirements, the annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as the Board of Directors deems relevant.

      From time to time, AIMCO issues shares of Class A Common Stock in exchange for OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During 2000, a total of 200,696 shares of Class A Common Stock were issued in exchange for OP Units.

      During 2000, the Company repurchased and retired approximately 69,000 shares of Class A Common Stock at a net price of $2.6 million, at an average share price of $37.39 per share

ITEM 6. Selected Financial Data

      The following selected financial data for AIMCO is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	For the Year Ended December 31,

	2000	1999 (1)	1998 (1)	1997 (1)	1996 (1)

OPERATING DATA:

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$1,051,000	$533,917	$377,139	$193,006	$100,516

Property operating expenses	(426,177)	(213,798)	(147,541)	(76,168)	(38,400)

Owned property management expenses	(13,663)	(1,650)	(2,009)	(1,353)	(324)

Depreciation	(323,321)	(131,753)	(84,635)	(37,741)	(19,556)

Income from rental property operations	287,839	186,716	142,954	77,744	42,236

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	49,692	38,377	20,824	10,033	5,945

Management and other expenses	(37,509)	(17,033)	(16,960)	(10,961)	(6,150)

Amortization of intangibles	(6,698)	(14,297)	(8,735)	(948)	(500)

Income (loss) from service company business	5,485	7,047	(4,871)	(1,876)	(705)

General and administrative expenses	(7,813)	(13,112)	(13,568)	(5,396)	(1,512)

Interest expense	(269,826)	(140,094)	(89,424)	(51,385)	(24,802)

Interest income	66,241	55,320	29,368	8,676	523

Equity in earnings (losses) of unconsolidated real estate partnerships	7,618	(4,467)	(4,854)	(1,798)	—

Equity in earnings (losses) of unconsolidated subsidiaries	(2,290)	(5,013)	5,845	3,273	—

Minority interest in other entities	(3,872)	(900)	(468)	1,008	(111)

Income from operations	83,382	85,497	64,982	30,246	15,629

Gain (loss) on disposition of properties	26,335	(1,785)	4,674	2,720	44

Income before extraordinary item and minority interest in Operating Partnership	109,717	83,712	69,656	32,966	15,673

Extraordinary item — early extinguishment of debt	—	—	—	(269)	—

Income before minority interest in Operating Partnership	109,717	83,712	69,656	32,697	15,673

Minority interest in Operating Partnership	(10,539)	(6,185)	(5,182)	(4,064)	(2,689)

Net income	99,178	77,527	64,474	28,633	12,984

Net income attributable to preferred stockholders	63,183	53,453	26,533	2,315	—

Net income attributable to common stockholders	$35,995	$24,074	$37,941	$26,318	$12,984

OTHER INFORMATION:

Total owned or controlled properties (end of period)	566	373	242	147	94

Total owned or controlled apartment units (end of period)	153,872	106,148	63,086	40,039	23,764

Total equity properties (end of period)	683	751	902	515	18

Total equity apartment units (end of period)	111,748	133,113	170,243	83,431	3,611

Units under management (end of period)	60,669	124,201	146,034	69,587	15,434

Basic earnings per common share	$0.53	$0.39	$0.84	$1.09	$1.05

Diluted earnings per common share	$0.52	$0.38	$0.80	$1.08	$1.04

Dividends paid per common share	$2.80	$2.50	$2.25	$1.85	$1.70

BALANCE SHEET INFORMATION:

Real estate, before accumulated depreciation	$7,012,452	$4,512,697	$2,802,598	$1,657,207	$865,222

Real estate, net of accumulated depreciation	6,099,189	4,096,200	2,573,718	1,503,922	745,145

Total assets	7,699,874	5,684,951	4,248,800	2,100,510	827,673

Total indebtedness	4,360,115	2,584,289	1,660,715	808,530	522,146

Mandatorily redeemable convertible preferred securities	32,330	149,500	149,500	—	—

Stockholders’ equity	2,501,657	2,259,396	1,902,564	1,045,300	215,749

(1)	Certain reclassifications have been made to 1999, 1998, 1997 and 1996 amounts to conform with the 2000 presentation. These reclassifications represent certain eliminations of self-charged management fee income and expenses in accordance with consolidation accounting principles.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report, the Company’s Annual Report to Stockholders and other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

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

Results of Operations

       Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Net Income

      The Company recognized net income of $99.2 million, and net income attributable to common stockholders of $36.0 million, for the year ended December 31, 2000, compared to net income and net income attributable to common stockholders of $77.5 million and $24.1 million, respectively, for the year ended December 31, 1999. Net income attributable to common stockholders represents net income less dividends accrued on preferred stock.

      The following paragraphs discuss the results of operations in detail.

       Consolidated Rental Property Operations

      The increases in consolidated rental property operations resulted from improved same store sales results, acquisitions of properties in 2000 and 1999, and the purchase of limited partnership interests from unaffiliated third parties, which gave the Company a controlling interest in partnerships owning 201 properties in 2000.

      Consolidated rental and other property revenues from the Company’s owned and controlled properties totaled $1,051.0 million for the year ended December 31, 2000, compared to $533.9 million for the year ended December 31, 1999, an increase of $517.1 million, or 96.9%. Of the $517.1 million increase, 92.4% was related to the purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated during 2000, 4.9% was due to improved same store sales and the remaining 2.7% was due to acquisitions of properties in 2000 and 1999.

      Consolidated property operating expenses totaled $426.2 million for the year ended December 31, 2000, compared to $213.8 million for the year ended December 31, 1999, an increase of $212.4 million, or 99.3%. The purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated during 2000, contributed 89.0% of the increase; 3.6% was due to same store sales increases and the remaining 7.4% was due to acquisitions of properties in 2000 and 1999. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance. The Company believes that energy costs will not have a material adverse effect on its results of operations.

      Consolidated owned property management expenses, representing the costs of managing the Company’s owned or controlled properties, totaled $13.7 million for the year ended December 31, 2000, compared to $1.7 million for the year ended December 31, 1999, an increase of $12.0 million. The increase was due to the purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated in 2000.

       Consolidated Service Company Business

      Income from the consolidated service company business was $5.5 million for the year ended December 31, 2000, compared to $7.0 million for the year ended December 31, 1999, a decrease of $1.5 million or 21.4%. Before consideration of the intercompany allocation of general and administrative expenses and the non-cash charge for the amortization of intangibles, the income from the consolidated service company was comparable to the prior year. The decrease in the amortization of intangibles of $7.6 million was due to property management and asset management contract intangibles that were fully amortized in 1999. The increase in the allocation of general and administrative expenses to the consolidated service company is attributable to the increase in the consolidated properties, whereby the management fee revenue is included in the consolidated service company. Accordingly, the overhead costs associated with managing these properties were reallocated from general and administrative expenses to the consolidated service company to more closely align the expenses with the revenue from the operating activity.

       Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses before allocation (see allocation description above in consolidated service company business) totaled $18.1 million for the year ended December 31, 2000, compared to $15.2 million for the year ended December 31, 1999, an increase of $2.9 million, or 19.1%. The increase is due to additional professional fees incurred to support information technology enhancements and operational initiatives.

       Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred finance costs, totaled $269.8 million for the year ended December 31, 2000, compared to $140.1 million for the year ended December 31, 1999, an increase of $129.7 million or 92.6%. Of the $129.7 million increase, 46.3% was due to the Company acquiring controlling interests in partnerships owning 201 properties and the subsequent consolidation of these properties. Interest expense incurred in connection with the 2000 and 1999 acquisitions (including the Oxford acquisition) contributed 47.6% of the increase. The remaining 6.1% was due to increased usage of the Company’s credit facility.

       Consolidated Interest Income

      Consolidated interest income totaled $66.2 million for the year ended December 31, 2000, compared to $55.3 million for the year ended December 31, 1999, an increase of $10.9 million or 19.7%. The $66.2 million of interest income in 2000 consisted of recurring interest income of $39.8 million and accretion of loan discounts of $26.4 million. In 1999, the $55.3 million of interest income consisted of recurring interest income of $22.9 million and accretion of loan discounts of $32.4 million. Recurring interest income increased $16.9 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $10.7 million of the increase in recurring interest income. The remaining recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes.

       Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings of unconsolidated real estate partnerships totaled $7.6 million for the year ended December 31, 2000, compared to a loss of $4.5 million for the year ended December 31, 1999, an increase of $12.1 million. Of the $12.1 million increase, $2.1 million was due to acquisition of interests in Oxford properties and the remaining was due to the acquisition of equity interests in better performing multi-family apartment properties where the Company owns a general partnership interest.

       Equity in Earnings (Losses) of Unconsolidated Subsidiaries

      Equity losses from unconsolidated subsidiaries totaled $2.3 million for the year ended December 31, 2000, compared to $5.0 million for the year ended December 31, 1999, a decrease of $2.7 million or 54.0%. The decrease in the equity loss from unconsolidated subsidiaries is due to interest income earned on general partner notes acquired in 2000 through the acquisition of interests in the Oxford properties.

       Minority Interest in Other Entities

      Minority interest in other entities totaled $3.9 million for the year ended December 31, 2000, compared to $0.9 million for the year ended December 31, 1999, an increase of $3.0 million. The increase is due to the consolidation of 201 additional properties in 2000, as compared to the consolidation of 125 additional properties in 1999.

       Gain (Loss) on Disposition of Properties

      Gain (loss) on disposition of properties totaled $26.3 million for the year ended December 31, 2000, compared to a gain(loss) of ($1.8) million for the year ended December 31, 1999, an increase of $28.1 million. The sales in both periods are of properties that are considered by management to be inconsistent with the Company’s long-term investment strategy.

       Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

Net Income

      The Company recognized net income of $77.5 million, and net income attributable to common stockholders of $24.1 million, for the year ended December 31, 1999, compared to net income and net income attributable to common stockholders of $64.5 million and $37.9 million, respectively, for the year ended December 31, 1998. Net income attributable to common stockholders represents net income less dividends accrued on preferred stock.

      The following paragraphs discuss the results of operations in detail.

       Consolidated Rental Property Operations

      The increases in consolidated rental property operations resulted from improved same store sales results, acquisitions of properties in 1999 and 1998, and through the purchase of limited partnership interests from unaffiliated third parties that gave the Company a controlling interest in partnerships owning 125 properties in 1999.

      Consolidated rental and other property revenues from the Company’s owned and controlled properties totaled $533.9 million for the year ended December 31, 1999, compared to $377.1 million for the year ended December 31, 1998, an increase of $156.8 million, or 41.6%. Of the $156.8 million increase, 49.4% was related to the purchase of controlling interests in limited partnerships owning 125 properties, which resulted in these properties being consolidated in 1999, 4.3% was due to improved same store sales and the remaining 46.3% was due to acquisitions of properties in 1999 and 1998.

      Consolidated property operating expenses totaled $213.8 million for the year ended December 31, 1999, compared to $147.5 million for the year ended December 31, 1998, an increase of $66.3 million, or 44.9%. The purchase of controlling interests in limited partnerships owning 125 properties, which resulted in these properties being consolidated during 1999, contributed 47.0% of the increase; 11.4% was due to same store sales increases and the remaining 42.6% was due to acquisitions of properties in 1999 and 1998. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance.

      Consolidated owned property management expenses, representing the costs of managing the Company’s owned or controlled properties, remained consistent with $1.7 million for the year ended December 31, 1999, compared to $2.0 million for the year ended December 31, 1998, a decrease of $0.3 million, or 15.0%.

       Consolidated Service Company Business

      Income from the consolidated service company business was $7.0 million for the year ended December 31, 1999, compared to a loss of $4.9 million for the year ended December 31, 1998, an increase of $11.9 million. Management contracts acquired in the Company’s merger with Insignia Financial Group, Inc and Insignia Properties Trust that are held by the Company contributed 22.9% of the increase. The transfer of majority-owned management contracts from the unconsolidated management companies to the AIMCO Operating Partnership contributed another 49.1% of the change. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the AIMCO Operating Partnership, increasing the amount of revenues recognized by the consolidated service company operations.

       Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses before allocation remained relatively unchanged with $15.2 million for the year ended December 31, 1999, compared to $13.8 million for the year ended December 31, 1998, an increase of $1.4 million, or 10.1%.

       Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred finance costs, totaled $140.1 million for the year ended December 31, 1999, compared to $89.4 million for the year ended December 31, 1998, an increase of $50.7 million or 56.7%. Interest expense incurred in connection with the 1999 and 1998 acquisitions contributed 52.5% of the increase. Another contributing factor was the consolidation of an additional 125 properties when control was obtained resulting in 22.5% of the increase from 1998.

       Consolidated Interest Income

      Consolidated interest income totaled $55.3 million for the year ended December 31, 1999, compared to $29.4 million for the year ended December 31, 1998, an increase of $25.9 million or 88.1%. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The increase in interest income was due to the recognition of interest income that had previously been deferred and portions of the related discounts for certain discounted notes. As required by generally accepted accounting principles, based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed by management to be probable and the amounts and timing of collections are estimable.

Same Store Property Operating Results

      The Company defines “same store” properties as conventional apartment communities in which AIMCO owned greater than ten percent in the comparable periods of 2000 and 1999. Total portfolio includes same store properties plus acquisition properties and redevelopment properties. The following table summarizes the unaudited conventional rental property operations in 2000 and 1999, on a “same store” and a total portfolio basis (dollars in thousands):

	Same Store		Total Portfolio

	2000	1999	2000	1999

Properties	540	540	585	561

Apartment Units	148,069	148,069	162,329	155,287

Average Physical Occupancy	94.9%	95.0%	92.8%	92.0%

Average Rent Collected / Occupied Unit / Month	$646	$621	$651	$620

Revenues	$825,412	$786,795	$912,849	$812,773

Expenses	313,172	302,260	357,232	311,920

Net Operating Income	$512,240	$484,535	$555,617	$500,853

Funds From Operations

      The Company measures its economic profitability based on Funds From Operations (“FFO”), less a reserve for capital replacements of $300 per apartment unit. The Company’s management believes that FFO, less such a reserve, provides investors with an understanding of the Company’s ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

      For the years ended December 31, 2000, 1999 and 1998, the Company’s FFO is calculated as follows (amounts in thousands):

	2000	1999	1998

Income before minority interest in Operating Partnership	$109,717	$83,712	$69,656

Real estate depreciation, net of minority interests	302,109	121,689	80,369

Real estate depreciation related to unconsolidated entities	59,360	104,764	34,840

Amortization of intangibles	12,068	36,731	26,177

Deferred tax provision	154	1,763	9,215

Interest expenses on mandatorily redeemable convertible preferred securities	8,869	4,858	—

Preferred stock dividends and distributions	(26,112)	(33,943)	(20,837)

Diluted Funds From Operations before gain (loss) on disposition of properties	466,165	319,574	199,420

(Gain) loss on disposition of properties	(26,335)	1,785	(4,674)

Diluted Funds From Operations available to common shares, common share equivalents and common OP Units	$439,830	$321,359	$194,746

Weighted average number of common shares, common share equivalents and common OP Units outstanding:

Common share and common share equivalents	70,219	63,735	47,624

Preferred stock, preferred OP Units, and other securities convertible into common stock	14,432	8,625	2,463

Common OP Units	6,855	6,313	6,732

	91,506	78,673	56,819

Cash flow provided by operating activities	$400,364	$253,257	$148,414

Cash flow used in investing activities	(546,981)	(281,106)	(328,321)

Cash flow provided by financing activities	202,128	58,148	214,124

Contribution to Free Cash Flow

      The Company seeks to improve funds from operations, less a reserve for capital replacements, on a per share basis. In this regard, in addition to the year-to-year comparative discussion, the Company has provided disclosure (see Footnote 22 in the accompanying Notes to Consolidated Financial Statements) on the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow from several components of the Company’s business, and a reconciliation of Free Cash Flow to FFO, less a reserve for capital replacements, and to net income for the year ended December 31, 2000 and 1999. The Company defines Free Cash Flow as FFO, less a reserve for capital replacements, plus interest expense and preferred stock dividends.

      The following table summarizes the contributors to the Company’s Free Cash Flow (in thousands)

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Real estate	$598,826	86%	$435,727	84%

Service business	30,641	4%	36,589	7%

Interest income: recurring	42,274	6%	24,428	5%

Interest income: accretion of loan discount	26,409	4%	32,460	6%

Fee income	7,438	1%	4,485	1%

General and administrative expenses	(7,813)	(1)%	(13,112)	(3)%

Total Free Cash Flow	$697,775	100%	$520,577	100%

      Total Free Cash Flow contributed was $697.8 million and $520.6 million in 2000 and 1999, respectively, an increase of $177.2 million or 34.0%.

      The real estate Free Cash Flow contribution was $598.8 million and $435.7 million in 2000 and 1999, respectively, an increase of $163.1 million or 37.4%. Real estate contribution to total Free Cash Flow increased to 86% in 2000 from 84% in 1999. The increase was due to improvements in property operations, acquisitions and tenders.

      The service business contributed $30.6 million (4%) and $36.6 million (7%) to Free Cash Flow in 2000 and 1999, respectively. The decreased contribution of $6.0 million, after consideration of the increase in the intercompany allocation of general administrative expenses of $8.2 million, was due to the establishment of the new Corporate Housing program and other product enhancements.

      Consolidated recurring interest income increased $16.9 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $10.7 million of the increase in recurring interest income. The remaining consolidated recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes.

      Fees contributed $7.4 million (1%) and $4.5 million (1%) to Free Cash Flow in 2000 and 1999, respectively. Fees are earned on partnership sales, refinancings and other transactions. The increase in fee income is due to increased disposition fees received from the sale of 79 properties in 2000, compared to the fees received from the sale of 63 properties in 1999.

The income received from refinancing fees also increased to $4.0 million in 2000, compared to $0.6 million in 1999. The Company considers fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $33.8 million (5%) and $36.9 million (7%) of Free Cash Flow contribution in 2000 and 1999.

      Contributions to conventional real estate Free Cash Flow for 2000 and 1999 before adjustment for minority interest were as follows (in thousands):

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Average monthly rent greater than $900 per unit	$83,651	14%	$42,205	10%

Average monthly rent $800 to $900 per unit	62,613	10%	39,267	10%

Average monthly rent $700 to $800 per unit	72,533	12%	59,587	15%

Average monthly rent $600 to $700 per unit	165,512	27%	89,293	22%

Average monthly rent $500 to $600 per unit	163,196	27%	114,719	28%

Average monthly rent below $500 per unit	61,629	10%	58,348	15%

Total conventional real estate contribution to Free Cash Flow before adjustment for minority interest	$609,134	100%	$403,419	100%

      The conventional real estate contribution to Free Cash Flow was $609.1 million and $403.4 million in 2000 and 1999, respectively, an increase of $205.7 million or 51.0%. The increase was due to improvements in property operations, acquisitions and tenders.

      The changes in the composition of conventional and real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $800 per unit to 24% from 20% in 1999, and a decrease in contribution from properties with an average monthly rent below $500 per unit to 10% from 15% in 1999. The changes were due to improvements in property operations, acquisitions, tenders and dispositions.

      Footnote 22 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of Free Cash Flow. The Company believes this disclosure is complementary to the results of operations discussed above.

Liquidity and Capital Resources

	2000	1999	1998

Cash flow provided by operating activities	$400,364	$253,257	$148,414

Cash flow used in investing activities	(546,981)	(281,106)	(328,321)

Cash flow provided by financing activities	202,128	58,148	214,124

      At December 31, 2000, the Company had $157.1 million in cash and cash equivalents and $126.9 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships and subsidiaries that are not presented on a consolidated basis. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate, which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16%. The amount available under the credit facility at December 31, 2000 was $95.3 million, less $1.2 million for outstanding letters of credit.

      On September 20, 2000 AIMCO completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of ORFG in the Oxford entities, including ORFG, which own interests in and control the Oxford properties. The purchase price of $1,189 million was comprised of $266 million in cash, $861 million of assumed liabilities and incurred transaction costs and $62 million in common OP units valued at $45 per unit. The Oxford properties are 167 apartment communities with a total of 36,949 units located in 18 states. The Company borrowed $279 million to pay the cash portion of the purchase price and transactions costs for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the AIMCO Operating Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding.

The term loan expires in July 2002. The financial covenants contained in the term loan require the AIMCO Operating Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The term loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. The total outstanding under the term loan at December 31, 2000 was $137 million of which $74 million is classified as secured short-term financing of the Company and the remainder is a liability at the unconsolidated subsidiaries and, therefore, is included in investments in unconsolidated subsidiaries. Effective January 1, 2001, in connection with the REIT Modernization Act, the remaining liability of $63 million will be consolidated.

      As of December 31, 2000, substantially all of the Company’s owned or controlled properties and 78.6% of its total assets were encumbered by or served as collateral for debt. As of December 31, 2000, the Company had total secured outstanding indebtedness of $4,360.1 million, comprised of $3,258.3 million of secured long-term financing, $773.0 million of secured tax-exempt long-term bond financing and $328.7 million in secured short-term financing. As of December 31, 2000, approximately 8% of the Company’s indebtedness bears interest at variable rates. As of December 31, 2000, the Company had 31 loans, each of which is secured by the property owned by such partnership and also cross-collateralized with certain other loans. The aggregate principal balances outstanding on 31 loans that are cross-collateralized are $154.1 million as of December 31, 2000. Other than these loans, none of the Company’s debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company’s secured, long-term notes payable was 7.89%, with a weighted average maturity of 11 years as of December 31, 2000. At December 31, 2000, the weighted average interest rate on the Company’s secured short-term financing was 9.16%.

      During the year ended December 31, 2000, the Company issued $636.0 million of long-term, fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by one of 107 properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $625.5 million to repay existing debt. During the year ended December 31, 2000, the Company has also assumed $60.6 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.5% in connection with the acquisition of properties. Each of the notes is individually secured by one of 12 properties with no cross-collateralization.

      During the year ended December 31, 2000, the Company issued $230.0 million of preferred stock in three direct placements yielding $227 million of net proceeds. See Footnote 15 to the consolidated financial statements for further discussion on these preferred stocks.

      The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the AIMCO Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO’s 1997 shelf registration statement) and $500 million of debt securities of the AIMCO Operating Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of March 29, 2001, the Company had approximately $925 million available and the AIMCO Operating Partnership had $500 million available from this registration statement. The Company expects to finance acquisitions of real estate interests with cash from operations or the issuance of equity securities and debt.

Capital Expenditures

      For the year ended December 31, 2000, the Company spent a total of $261.9 million for capital expenditures on its portfolio of assets. Capital expenditures include capital replacements (expenditures for routine maintenance of a property), initial capital expenditures (“ICE”, expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition) and redevelopment and enhancements (amenities that add a material new feature or revenue source at a property). The Company’s share of those expenditures are as follows (in millions):

	Conventional Assets	Affordable Assets	Total

Capital Replacements	$36.7	$3.7	$40.4

ICE	55.4	1.3	56.7

Redevelopment and Enhancements	156.7	8.1	164.8

Total	$248.8	$13.1	$261.9

      These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company’s credit facility. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company’s revolving credit facility.

      The Company’s accounting treatment of various capital and maintenance costs is detailed in the following table:

		Depreciable life
Expenditure	Accounting treatment	in years

Initial capital expenditures	capitalize	5 to 15

Capital enhancements	capitalize	5 to 30

Capital replacements:

Carpet/vinyl replacement	capitalize	5

Carpet cleaning	expense	N/A

Major appliance replacement (refrigerators, stoves, dishwashers, washers/dryers)	capitalize	5

Cabinet replacement	capitalize	5

Major new landscaping	capitalize	5

Seasonal plantings and landscape replacements	expense	N/A

Roof replacements	capitalize	15

Roof repairs	expense	N/A

Model furniture	capitalize	5

Office equipment	capitalize	5

Exterior painting, significant	capitalize	5

Interior painting	expense	N/A

Parking lot repairs	expense	N/A

Parking lot repaving	capitalize	15

Equipment repairs	expense	N/A

General policy for capitalization	capitalize amounts in excess of $250	Various

Return on Assets and Return on Equity

The Company’s Return On Assets and Return On Equity for the years ended December 31, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Year Ended		Year Ended
	December 31,		December 31,

	2000	1999	2000	1999

Return on Assets(a)	9.8%	9.2%	10.3%	9.7%

Return on Equity

Basic(b)	14.7%	14.5%	15.8%	15.6%

Diluted(c)	13.3%	12.9%	14.3%	13.9%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated capital replacements of $103.6 million and $63.3 million, for the years ended December 31, 2000 and 1999 respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus capital replacements, divided by (ii) Average Assets plus accumulated capital replacements.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders’ equity, plus accumulated depreciation, less accumulated capital replacements of $103.6 million and $63.3 million, for the years ended December 31, 2000 and 1999, respectively, less preferred stock, plus minority interest in the AIMCO Operating Partnership, net of preferred OP Unit interests ($116.6 million and $72.6 million, for the years ended December 31, 2000 and 1999 respectively). The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus capital replacements; divided by (ii) Average Equity plus accumulated capital replacements.

(c)	The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

Contingencies

       Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

Inflation

      Substantially all of the leases at the Company’s apartment properties are for a period of twelve months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its operations.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

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

      The Company had $359.5 million of variable rate debt outstanding at December 31, 2000, which represents 8% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $3.6 million on an annual basis. At December 31, 2000, the Company had $4,000.6 million of fixed-rate debt outstanding.

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s consolidated secured notes payable and consolidated secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total

2001	$79,491	$96,343	$175,834

2002	83,260	102,484	185,744

2003	92,744	150,237	242,981

2004	96,970	262,968	359,938

2005	104,445	142,302	246,747

Thereafter			2,820,131

			$4,031,375

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 8. Financial Statements and Supplementary Data

      The independent auditor’s report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The information required by this Item is presented under the caption “Board of Directors and Officers” in AIMCO’s proxy statement for its 2001 annual meeting of stockholders, and such information is incorporated herein by reference.

ITEM 11. Executive Compensation

      The information required by this item is presented under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year” and “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Committee Report to Stockholders,” “Employment Arrangements,” and “Stock Performance Graph” in AIMCO’s proxy statement for its 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in AIMCO’s proxy statement for its 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The information required by this item is presented under the caption “Certain Relationships and Transactions” in AIMCO’s proxy statement for its 2001 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) (1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

      (a) (2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

      (a) (3) The Exhibit Index is included on page 26 of this report and incorporated herein by reference.

      (b) Reports on Form 8-K for the quarter ended December 31, 2000:

      Current Report on Form 8-K, dated September 20, 2000 (and Amendment No. 1 thereto, filed on December 4, 2000), relating to the acquisition of all of the stock and other interests held by officers and directors in the entities that control properties owned by affiliates of Oxford Realty Financial Group, Inc., and the acquisition of the entity which owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership, including Combined Financial Statements of Oxford Holding Corporation and Subsidiaries, Oxford Realty Financial Group, Inc. and Subsidiaries, ZIMCO Entities and Oxford Equities Corporation III for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of ORFG Operations, L.L.C. and Subsidiary for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of OXPARC L.L.C.s for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of Oxford Realty Financial Group Properties for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the year ended December 31, 1999, together with the Independent Auditors’ Report; Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the nine months ended September 30, 2000 (unaudited); and certain pro forma financial information.

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	—	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999,is incorporated herein by this reference)

2.2	—	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998 by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to the Prospectus included in AIMCO’s Registration Statement on Form S-4 filed August 5, 1998, is incorporated herein by this reference)

2.3	—	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	—	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

3.1	—	Charter

3.2	—	Bylaws ( Exhibit 3.2 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999, is incorporated herein by this reference)

4.1	—	Amended and Restated Declaration of Trust of IFT Financing I (formerly Insignia Financing I), dated as of November 1, 1996, among Insignia Financial Group, Inc as Sponsor, First Union National Bank of South Carolina as Property Trustee, First Union Bank of Delaware, as Delaware Trustee and Andrew I. Farkas, John K. Lines and Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form S-3 of Insignia Financial Group, Inc. dated December 10, 1996, is incorporated herein by this reference)

4.2	—	Indenture for the 6.5% Convertible Subordinated Debentures, dated as of November 1, 1996, between Insignia Financial Group, Inc., as Issuer and First Union National Bank of South Carolina, as Trustee (Exhibit 4.3 to Form S-3 of Insignia Financial Group, Inc., dated December 10, 1996, is incorporated herein by this reference)

4.3	—	First Supplemental Indenture, dated as of October 1,1998, by and among Apartment Investment and Management Company, Insignia Financial Group, Inc, and First Union National Bank (formerly First Union National Bank of South Carolina, as Trustee) (Exhibit 4.3 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)

10.1	—	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	—	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	—	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, No. 1 to AIMCO’s Current Report on Form 8-K/A, filed is incorporated herein by this reference)

10.4	—	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)

10.5	—	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.6	—	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	—	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	—	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	—	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.10	—	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership

of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.11	—	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.12	—	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.13	—	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 is incorporated herein by this reference)

10.14	—	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	—	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	—	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	—	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000 is incorporated herein by this reference)

10.18	—	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000 is incorporated herein by this reference)

10.19	—	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000

10.20	—	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001

10.21	—	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001

10.22	—	Shareholders Agreement, dated October 1, 1998, by and among Apartment Investment and Management Company, Andrew L. Farkas, James A. Aston and Frank M. Garrison (Exhibit 10.4 to AIMCO’s Statement of Beneficial Ownership on Schedule 13D with respect to Insignia Properties Trust filed on October 15, 1998, is incorporated herein by this reference)

10.23	—	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to the Prospectus included in AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.24	—	ILPI and BAC Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/ NHP Properties, Inc ., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of the Statement of Beneficial Ownership on Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership with respect to AIMCO dated September 20, 2000, is incorporated herein by this reference)

10.25	—	Option Sale Agreement , dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit ( C ) of the Statement of Beneficial Ownership on Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership with respect to AIMCO dated September 20,2000 is incorporated herein by this reference)

10.26	—	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.27	—	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.28	—	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by this reference)*

10.29	—	Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to AIMCO’s Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*

10.30	—	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.31	—	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.32	—	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.33	—	Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*

10.34	—	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to AIMCO’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*

10.35	—	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.36	—	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.37	—	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.38	—	Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.39	—	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.40	—	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.41	—	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*

21.1	—	List of Subsidiaries

23.1	—	Consent of Ernst & Young LLP

99.1	—	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*	Management contract

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

/s/ TERRY CONSIDINE

Terry Considine Chairman of the Board And Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer	March 30, 2001

/s/ PETER K. KOMPANIEZ Peter K. Kompaniez	Vice Chairman, President and Director	March 30, 2001

/s/ PAUL MCAULIFFE Paul McAuliffe	Executive Vice President and Chief Financial Officer	March 30, 2001

/s/ THOMAS C. NOVOSEL Thomas C. Novosel	Senior Vice President, Chief Accounting Officer	March 30, 2001

/s/ JAMES N. BAILEY James N. Bailey	Director	March 30, 2001

/s/ RICHARD S. ELLWOOD Richard S. Ellwood	Director	March 30, 2001

/s/ J. LANDIS MARTIN J. Landis Martin	Director	March 30, 2001

/s/ THOMAS L. RHODES Thomas L. Rhodes	Director	March 30, 2001

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation	F-33

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
January 24, 2001,
      except for Note 24, as to which the date is March 29, 2001

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999
(In Thousands, Except Per Share Data)

ASSETS

	2000	1999

Real estate, net of accumulated depreciation of $913,263 and $416,497	$6,099,189	$4,096,200

Investments in unconsolidated real estate partnerships	676,188	891,449

Investments in unconsolidated subsidiaries	107,781	44,921

Notes receivable from and advances to unconsolidated real estate partnerships	140,860	159,935

Notes receivable from and advances to unconsolidated subsidiaries, net	190,453	88,754

Cash and cash equivalents	157,115	101,604

Restricted cash	126,914	84,595

Other assets	201,374	217,493

Total assets	$7,699,874	$5,684,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured notes payable	$3,258,342	$1,954,259

Secured tax-exempt bond financing	773,033	420,830

Secured short-term financing	328,740	209,200

Total indebtedness	4,360,115	2,584,289

Accounts payable, accrued and other liabilities	300,142	271,627

Resident security deposits and deferred rental income	33,943	22,793

Total liabilities	4,694,200	2,878,709

Mandatorily redeemable convertible preferred securities	32,330	149,500

Minority interest in other entities	139,731	168,533

Minority interest in Operating Partnership	331,956	228,813

Stockholders’ equity:

Preferred Stock, perpetual	315,770	316,250

Preferred Stock, convertible	521,947	325,000

Class A Common Stock, $.01 par value, 468,432,738 shares and 474,121,284 shares authorized, 71,337,217 and 66,802,886 shares issued and outstanding, respectively	713	668

Additional paid-in capital	2,072,208	1,885,424

Notes receivable on common stock purchases	(44,302)	(51,619)

Distributions in excess of earnings	(364,679)	(216,327)

Total stockholders’ equity	2,501,657	2,259,396

Total liabilities and stockholders’ equity	$7,699,874	$5,684,951

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Per Share Data)

	2000	1999	1998

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$1,051,000	$533,917	$377,139

Property operating expenses	(426,177)	(213,798)	(147,541)

Owned property management expense	(13,663)	(1,650)	(2,009)

Depreciation	(323,321)	(131,753)	(84,635)

Income from rental property operations	287,839	186,716	142,954

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	49,692	38,377	20,824

Management and other expenses	(27,199)	(14,897)	(16,764)

General and administrative expenses allocation	(10,310)	(2,136)	(196)

Amortization of intangibles	(6,698)	(14,297)	(8,735)

Income (loss) from service company business	5,485	7,047	(4,871)

General and administrative expenses:

Before allocation	(18,123)	(15,248)	(13,764)

Allocation to consolidated service company business	10,310	2,136	196

General and administrative expenses, net	(7,813)	(13,112)	(13,568)

Interest expense	(269,826)	(140,094)	(89,424)

Interest income	66,241	55,320	29,368

Equity in earnings (losses) of unconsolidated real estate partnerships	7,618	(4,467)	(4,854)

Equity in earnings (losses) of unconsolidated subsidiaries	(2,290)	(5,013)	5,845

Minority interest in other entities	(3,872)	(900)	(468)

Income from operations	83,382	85,497	64,982

Gain (loss) on disposition of properties	26,335	(1,785)	4,674

Income before minority interest in Operating Partnership	109,717	83,712	69,656

Minority interest in Operating Partnership, common	(3,519)	(5,458)	(5,182)

Minority interest in Operating Partnership, preferred	(7,020)	(727)	—

Net income	99,178	77,527	64,474

Net income attributable to preferred stockholders	63,183	53,453	26,533

Net income attributable to common stockholders	$35,995	$24,074	$37,941

Basic earnings per common share	$0.53	$0.39	$0.84

Diluted earnings per common share	$0.52	$0.38	$0.80

Weighted average common shares outstanding	67,572	62,242	45,187

Weighted average common shares and common share equivalents outstanding	69,063	63,446	47,624

Dividends paid per common share	$2.80	$2.50	$2.25

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Additional

	Shares		Shares		Shares		Paid-in
	Issued	Amount	Issued	Amount	Issued	Amount	Capital

BALANCE DECEMBER 31, 1997	3,150	$135,000	40,439	$403	162	$2	$977,601

Net proceeds from issuances of Preferred Stock	11,250	356,250	—	—	—	—	(15,353)

Repurchase of Class A Common Stock	—	—	(303)	(3)	—	—	(11,064)

Conversion of Class B Common Stock to Class A Common Stock	—	—	162	2	(162)	(2)	—

Conversion of Operating Partnership units to Class A Common Stock	—	—	275	3	—	—	5,792

Purchase of stock by officers and awards of restricted stock	—	—	640	7	—	—	23,619

Repayment of notes receivable from officers	—	—	—	—	—	—	—

Stock options and warrants exercised	—	—	658	7	—	—	11,008

Class A Common Stock issued as consideration for Ambassador Common Stock	—	—	6,580	66	—	—	251,209

Class E Preferred Stock issued as consideration for Insignia Common Stock	8,424	301,218	—	—	—	—	—

Issuance of warrants to purchase Class A Common Stock	—	—	—	—	—	—	4,150

Net income	—	—	—	—	—	—	—

Dividends paid — Class A Common Stock	—	—	—	—	—	—	—

Dividends paid — Preferred Stock	—	—	—	—	—	—	—

Unrealized gain (loss) on investments	—	—	—	—	—	—	—

BALANCE DECEMBER 31, 1998	22,824	792,468	48,451	485	—	—	1,246,962

Net proceeds from issuances of Preferred Stock	10,000	250,000	—	—	—	—	(16,899)

Repurchase of Class A Common Stock	—	—	(205)	(2)	—	—	(8,036)

Conversion of Operating Partnership units to Class A Common Stock	—	—	964	10	—	—	13,756

Conversion of Preferred Stock to

Class A Common Stock	(9,424)	(401,218)	10,924	109	—	—	401,109

Purchase of stock by officers and awards of restricted stock	—	—	240	2	—	—	8,824

Repayment of notes receivable from officers	—	—	—	—	—	—	—

Stock options and warrants exercised	—	—	129	1	—	—	3,201

Class A Common Stock issued as consideration for Insignia Property Trust Merger	—	—	4,044	40	—	—	158,753

Class A Common Stock issued as consideration for First Union acquisition	—	—	530	5	—	—	21,135

Class A Common Stock Offering	—	—	1,383	14	—	—	54,598

Warrants exercised	—	—	343	4	—	—	2,021

Net income	—	—	—	—	—	—	—

Dividends paid — Class A Common Stock	—	—	—	—	—	—	—

Dividends paid — Preferred Stock	—	—	—	—	—	—	—

BALANCE DECEMBER 31, 1999	23,400	641,250	66,803	668	—		1,885,424

Net proceeds from issuances of Preferred Stock	7,105	230,000	—	—	—	—	(3,106)

Repurchase of Class A Common Stock	—	—	(69)	(1)	—	—	(2,579)

Conversion of Operating Partnership units to Class A Common Stock	—	(480)	258	2	—	—	10,103

Conversion of Class B Preferred Stock to Class A Common Stock	(331)	(33,053)	1,085	11	—	—	33,042

Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	2,363	24	—	—	117,146

Repayment of notes receivable from officers	—	—	—	—	—	—	—

Purchase of stock by officers and awards of restricted stock	—	—	300	3	—	—	11,984

Stock options and warrants exercised	—	—	597	6	—	—	20,194

Net income	—	—	—	—	—	—	—

Dividends paid — Class A Common Stock	—	—	—	—	—	—	—

Dividends paid — Preferred Stock	—	—	—	—	—	—	—

BALANCE DECEMBER 31, 2000	30,174	$837,717	71,337	$713	—	$—	$2,072,208

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Unrealized
	Receivable	Distributions	Gain
	from	in Excess	(Loss) On
	Officers	of Earnings	Investments	Total

BALANCE DECEMBER 31, 1997	$(35,095)	$(30,928)	$(1,683)	$1,045,300

Net proceeds from issuances of Preferred Stock	—	—	—	340,897

Repurchase of Class A Common Stock	—	—	—	(11,067)

Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—

Conversion of Operating Partnership units to Class A Common Stock	—	—	—	5,795

Purchase of stock by officers and awards of restricted stock	(23,471)	—	—	155

Repayment of notes receivable from officers	8,908	—	—	8,908

stock options and warrants exercised	—	—	—	11,015

Class A Common Stock issued as consideration for Ambassador Common Stock	—	—	—	251,275

Class E Preferred Stock issued as consideration for Insignia Common Stock	—	—	—	301,218

Issuance of warrants to purchase Class A

Common Stock	—	—	—	4,150

Net income	—	64,474	—	64,474

Dividends paid — Class A Common Stock	—	(100,045)	—	(100,045)

Dividends paid — Preferred Stock	—	(21,194)	—	(21,194)

Unrealized gain (loss) on investments	—	—	1,683	1,683

BALANCE DECEMBER 31, 1998	(49,658)	(87,693)	—	1,902,564

Net proceeds from issuances of Preferred Stock	—	—	—	233,101

Repurchase of Class A Common Stock	—	—	—	(8,038)

Conversion of Operating Partnership units to Class A Common Stock	—	—	—	13,766

Conversion of Preferred Stock to Class A

Common Stock	—	—	—	—

Purchase of stock by officers and awards of restricted stock	(8,202)	—	—	624

Repayment of notes receivable from officers	6,241	—	—	6,241

Stock options and warrants exercised	—	—	—	3,202

Class A Common Stock issued as consideration for Insignia Property Trust Merger	—	—	—	158,793

Class A Common Stock issued as consideration for First Union acquisition	—	—	—	21,140

Class A Common Stock Offering	—	—	—	54,612

Warrants exercised	—	—	—	2,025

Net income	—	77,527	—	77,527

Dividends paid — Class A Common Stock	—	(154,654)	—	(154,654)

Dividends paid — Preferred Stock	—	(51,507)	—	(51,507)

BALANCE DECEMBER 31, 1999	(51,619)	(216,327)	—	$2,259,396

Net proceeds from issuances of Preferred Stock	—	—	—	226,894

Repurchase of Class A Common Stock	—	—	—	(2,580)

Conversion of Operating Partnership units to Class A Common Stock	—	—	—	9,625

Conversion of Class B Preferred Stock to Class A Common Stock	—	—	—	—

Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	—	117,170

Repayment of notes receivable from officers	15,050	—	—	15,050

Purchase of stock by officers and awards of restricted stock	(7,733)	—	—	4,254

Stock options and warrants exercised	—	—	—	20,200

Net income	—	99,178	—	99,178

Dividends paid — Class A Common Stock	—	(188,600)	—	(188,600)

Dividends paid — Preferred Stock	—	(58,930)	—	(58,930)

BALANCE DECEMBER 31, 2000	$(44,302)	$(364,679)	$—	$2,501,657

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$99,178	$77,527	$64,474

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	330,019	151,166	101,610

Loss (gain) on disposition of properties	(26,335)	1,785	(4,674)

Minority interest in Operating Partnership	10,539	6,185	5,182

Minority interests in other entities	3,872	900	468

Equity in (earnings) losses of unconsolidated real estate partnerships	(7,618)	4,467	4,854

Equity in (earnings) losses of unconsolidated subsidiaries	2,290	5,013	(5,845)

Changes in operating assets and operating liabilities	(11,581)	6,214	(17,655)

Total adjustments	301,186	175,730	83,940

Net cash provided by operating activities	400,364	253,257	148,414

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and additions to real estate	(334,264)	(217,380)	(235,131)

Proceeds from sales of property	159,340	49,023	36,468

Purchase of notes receivable, general and limited partnership interests and other assets	(453,263)	(233,640)	(56,760)

Purchase of/additions to notes receivable	(81,657)	(103,943)	(81,587)

Proceeds from sale of notes receivable	—	17,788	—

Proceeds from repayment of notes receivable	64,559	61,407	29,290

Cash from newly consolidated properties	54,875	68,127	—

Cash received in connection with acquisitions	—	—	60,777

Cash paid for merger / acquisition related costs	(31,889)	(19,347)	(78,568)

Distributions received from investments in unconsolidated real estate partnerships	75,318	87,284	15,673

Distributions received from (contributions to) unconsolidated subsidiaries	—	9,575	(13,032)

Purchase of investments held for sale	—	—	(4,935)

Redemption of OP Units	—	—	(516)

Net cash used in investing activities	(546,981)	(281,106)	(328,321)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	502,085	297,536	102,115

Principal repayments on secured notes payable	(265,269)	(53,572)	(93,469)

Proceeds from secured tax-exempt bond financing	—	20,731	210,720

Principal repayments on secured tax-exempt bond financing	(26,677)	(41,894)	(224,395)

Net borrowings (pay downs) on the secured short-term financing	119,540	(155,622)	(23,455)

Payment of loan costs	(21,920)	(16,070)	(7,407)

Proceeds from issuance of common and preferred stock, exercise of options/warrants	251,348	293,225	386,770

Principal repayments received on notes due from officers on Class A Common Stock purchases	15,050	6,241	8,951

Repurchase of Class A Common Stock	(2,580)	(8,038)	(11,066)

Payment of common stock dividends	(188,600)	(154,654)	(100,045)

Payment of distributions to minority interest	(121,919)	(32,898)	(15,531)

Payment of preferred stock dividends	(58,930)	(51,507)	(21,194)

Payment of special dividend on Class E Preferred Stock	—	(45,330)	—

Proceeds from issuance of High Performance Units	—	—	2,130

Net cash provided by financing activities	202,128	58,148	214,124

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,511	30,299	34,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	101,604	71,305	37,088

CASH AND CASH EQUIVALENTS AT END OF YEAR	$157,115	$101,604	$71,305

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

SUPPLEMENTAL CASH INFORMATION:

Interest paid	$254,802	$140,410	$91,795

Non Cash Transactions Associated with the Acquisition of Properties:

Secured debt assumed in connection with purchase of real estate	60,605	110,101	115,151

Real estate, assets acquired	93,975	230,194	43,756

Assumption of operating liabilities	148	15,233	857

Accrual of contingent consideration	—	(4,500)	4,500

OP Units issued	33,222	83,810	—

Class A Common Stock issued	—	21,140	—

Non Cash Transactions Associated with Acquisition of Limited Partnership

Interests and Interests in the Unconsolidated Subsidiaries:

Issuance of OP Units for interests in unconsolidated real estate partnerships	29,885	15,085	4,045

Issuance of OP Units and assumption of liabilities for interests in unconsolidated subsidiaries	—	4,762	—

Non Cash Transactions Associated with Mergers:

Real estate	324,602	6,012	773,189

Investments in and notes receivable from unconsolidated real estate partnerships	121,671	97,708	801,467

Investments in and notes receivable from unconsolidated subsidiaries	157,785	(13,137)	68,168

Restricted cash	7,212	—	38,210

Other assets	6,163	—	110,969

Secured debt	248,524	—	764,543

Unsecured debt	—	—	2,513

Accounts payable, accrued and other liabilities	74,310	30,183	181,158

Mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	149,500

Minority interest in other entities	23,816	(98,353)	117,922

OP Units issued	62,177	—

Class A Common Stock issued	—	158,753	552,492

Non Cash Transactions Associated with Consolidation of Assets:

Real estate	1,754,492	1,016,343	22,089

Investments in and notes receivable from unconsolidated real estate partnerships	(685,173)	(380,359)	(16,683)

Investments in and notes receivable from unconsolidated subsidiaries	(3,271)	—	—

Restricted cash	46,284	43,605	—

Other assets	55,128	—	—

Secured debt	1,133,197	561,129	4,679

Accounts payable, accrued and other liabilities	63,011	44,361	727

Minority interest in other entities	1,573	77,774	—

Non Cash Transfer of Assets to an Unconsolidated Subsidiary:

Real estate	(9,429)	(32,091)	—

Notes receivable	—	6,245	—

Secured debt	—	(25,620)	—

Other:

Redemption of OP Units	8,151	13,766	5,650

Receipt of notes payable from officers	7,733	8,202	23,471

Conversion of Preferred Stock into Class A Common Stock	150,199	401,218	—

Tenders payable for purchase of limited partner interest	—	77,380	—

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 1 — Organization

      Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), owns a majority of the ownership interests in AIMCO Properties, L.P., (the “AIMCO Operating Partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 91% interest in the AIMCO Operating Partnership as of December 31, 2000. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

      As of December 31, 2000, AIMCO:

•	owned or controlled (consolidated) 153,872 units in 566 apartment properties;

•	held an equity interest in (unconsolidated) 111,748 units in 683 apartment properties; and

•	managed 60,669 units in 471 apartment properties for third party owners and affiliates.

      At December 31, 2000, AIMCO had 71,337,217 shares of Class A Common Stock outstanding and the AIMCO Operating Partnership had 8,341,161 Partnership Common Units (“Common OP Units”) outstanding (excluding units held by the Company), for a combined total of 79,678,378 shares of Class A Common Stock and Common OP Units outstanding.

      Interests in the AIMCO Operating Partnership held by limited partners other than AIMCO are referred to as “OP Units”. OP Units include Common OP Units, Partnership Preferred Units (“Preferred OP Units”) and High Performance Partnership Units. The AIMCO Operating Partnership’s income is allocated to holders of Common OP Units based on the weighted average number of Common OP Units outstanding during the period. The AIMCO Operating Partnership records the issuance of Common OP Units and the assets acquired in purchase transactions based on the market price of the Company’s Class A Common Stock at the date of execution of the purchase contract. The holders of the Common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Class A Common Stock. After holding the Common OP Units for one year, the limited partners generally have the right to redeem their Common OP Units for cash. Notwithstanding that right, the AIMCO Operating Partnership may elect to cause AIMCO to acquire some or all of the Common OP Units tendered for redemption in exchange for shares of Class A Common Stock in lieu of cash. During 2000, 1999 and 1998, the weighted average ownership interest in the AIMCO Operating Partnership held by the Common OP Unit holders was 9%, 9% and 12%, respectively. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation (see Note 13). See Footnote 19 for the discussion on High Performance Units.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies

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

As of December 31, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 2000, 1999 and 1998.

      Direct costs associated with the acquisition of ownership or control of properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

      Initial Capital Expenditures (“ICE”) are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. Capital enhancements are costs incurred that add a material new feature or increase the revenue potential of a property. ICE and capital enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets.

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

   Redevelopment

      The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $9.3 million, $6.6 million and $2.8 million was capitalized for the years ended December 31, 2000, 1999 and 1998, respectively.

   Investments in Unconsolidated Real Estate Partnerships

      The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated partnerships (see Note 5).

   Investments in Unconsolidated Subsidiaries

      The Company has investments in numerous subsidiaries. Investments in entities in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated subsidiaries (see Note 6).

   Notes Receivable from Unconsolidated Real Estate Partnerships and Subsidiaries

      The Company has investments in numerous notes receivable, which were either extended by the Company or were made by predecessors whose positions have been acquired by the Company. Interest income is recognized on these investments based upon whether the collectibility of such amounts is both probable and estimable. Notes receivable from unconsolidated real estate partnerships and subsidiaries consist substantially of second mortgage note receivable, whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real property and the ultimate timing of repayments of receivables. The carrying amounts of notes receivable approximates their fair value in consideration of interest rates, market conditions and other qualitative factors (see Note 7).

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

   Revenue Recognition

      The Company’s properties have operating leases with apartment residents with terms generally of twelve months or less. Rental revenues and property management and asset management fees are recognized when earned.

   Income on Loans

      Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Company, impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans that are otherwise not performing in accordance with their terms is recorded on a cash basis.

   Allowance for Loan Losses

      Loan losses on notes receivable are charged to income and an allowance account is established when the Company believes the principal balance will not be recovered. The Company assesses the collectibility of each note on a periodic basis through a review of the collateral, property operations, the property value and the borrower’s ability to repay the loan.

   Income Taxes

      AIMCO has elected to be taxed as a real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 90% (95% in 2000) of AIMCO’s gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

      As a REIT, AIMCO generally will not be subject to U.S. Federal income taxes at the corporate level on its net income that is distributed to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

      Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

      The following table reconciles the Company’s net income to REIT taxable income for the year ended December 31, 2000:

Net income	$99,178
Elimination of earnings from unconsolidated subsidiaries	(3,666)
Depreciation and amortization expense not deductible for tax	89,885
Gain on disposition of properties	42,645
Interest income, not taxable	(12,987)
Depreciation timing differences on real estate	7,007
Dividends on officer stock, not deductible for tax	2,496
LP deficit allocations, not deductible for tax	21,992
Transaction and project costs, deductible for tax	(2,730)

REIT taxable income	$243,820

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2000, 1999 and 1998, distributions paid per share were taxable as follows:

	2000		1999		1998

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$1.84	66%	$2.04	82%	$0.90	40%
Return of capital	—	—	0.16	6%	1.33	59%
Capital gains	0.32	11%	0.12	5%	—	—
Unrecaptured SEC.1250 gain	0.64	23%	0.18	7%	0.02	1%

	$2.80	100%	$2.50	100%	$2.25	100%

   Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 17).

    Fair Value of Financial Instruments

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

   Concentration of Credit Risk

      Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable from unconsolidated real estate partnerships. Concentrations of credit risk with respect to notes receivable from unconsolidated real estate partnerships are limited due to the large number of partnerships comprising the Company’s partnership base and the geographic diversity of the underlying properties.

   Industry Segment

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

      All revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during 2000, 1999 or 1998.

   Use of Estimates

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

   Reclassifications

      Certain items included in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE 3 — Real Estate

      Real estate at December 31, 2000 and 1999, is as follows (in thousands):

	2000	1999

Land	$976,421	$661,502
Buildings and improvements	6,036,031	3,851,195

	7,012,452	4,512,697
Accumulated depreciation	(913,263)	(416,497)

	$6,099,189	$4,096,200

      The Company directly acquired 12 apartment communities containing 2,830 units in separate transactions during 2000 (not including those acquired in connection with the acquisition of the Oxford properties (see Note 4)). The aggregate consideration paid by the Company of $136.5 million consisted of $42.7 million in cash, $26.4 million in preferred OP Units, $6.8 million in common OP Units and the assumption of $60.6 million of secured long-term indebtedness. As part of these acquisitions, the Company has also determined to undertake $4.8 million of initial capital enhancements to these properties.

      The Company directly acquired 28 apartment communities containing 12,721 units in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust (see Note 4)). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million preferred OP Units, 0.9 million common OP Units and 0.5 million shares of Class A Common Stock with a total recorded value of $116.8 million, the assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. Four of these assets were then contributed to an unconsolidated subsidiary.

      In addition to the acquisitions described above, in 2000 and 1999, the Company acquired controlling interests in partnerships owning 201 properties (52,217 units) and 125 properties (34,228 units), respectively, and began consolidating these entities. Control was obtained through the purchase of limited partnership interests from unaffiliated third parties or other increases in the Company’s equity investment in the partnerships.

      During 2000, the Company sold 32 properties containing 7,660 units to unaffiliated third parties. Cash proceeds from the sales of approximately $159.3 million were used to repay a portion of the Company’s outstanding indebtedness. The Company recognized a net GAAP gain of approximately $26.3 million on the disposition of these properties, of which 35% of the gain related to one property.

      During 1999, the Company sold 8 properties containing 2,309 units to unaffiliated third parties. Cash proceeds from the sales of approximately $49.0 million were used to repay a portion of the Company’s outstanding indebtedness. The Company recognized a loss of approximately $1.8 million on disposition of these properties, of which 96% of the loss related to one property.

NOTE 4 — Mergers

   Ambassador Merger

      On May 8, 1998, Ambassador Apartments, Inc. (“Ambassador”), was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the AIMCO Operating Partnership merged with Ambassador’s operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

   Insignia Merger

      On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, (“Insignia”) was merged with and into AIMCO with AIMCO being the surviving corporation. The merger was accounted for as a purchase and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the “Class E Preferred Stock”) valued at $301.2 million, $670.1 million in assumed debt and liabilities (including a $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of Class A Common Stock. On January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of Class A Common Stock.

      As a result of the Insignia merger, AIMCO acquired:  (i) Insignia’s interests in Insignia Properties Trust, (“IPT”), a Maryland REIT, which was a majority owned subsidiary of Insignia; (ii) Insignia’s interest in Insignia Properties, L.P., IPT’s operating partnership; (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia’s interest in multi-family co-investments; (v) Insignia’s ownership of subsidiaries that control multi-family properties not included in IPT; (vi) Insignia’s limited partner interests in public and private syndicated real estate limited partnerships; and (vii) assets incidental to the foregoing businesses. Insignia owned or managed in excess of 170,000 apartment units.

   Insignia Properties Trust Merger

      As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of Class A Common Stock, resulting in the issuance of approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million).

   Oxford Acquisition

      On September 20, 2000, the Company acquired all of the stock and other interests of the Oxford entities that were held by six executive officers and directors of the Oxford entities. The Oxford properties, which are owned by 166 separate partnerships, are 167 apartment communities including 36,949 units, located in 18 states. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $1,189 million was comprised of $266 million in cash, $861 million of assumed liabilities and transaction costs and $62 million in Common OP Units valued at $45 per unit.

   Unaudited Pro forma Statements

      The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2000 and 1999 have been prepared as if each of the following transactions had occurred on January 1, 1999: (i) the Oxford acquisition; (ii) the acquisition of the Regency Windsor Apartment Communities, which include fourteen separate residential apartment communities located in Indiana, Michigan and North Carolina; (iii) the acquisition of the Dreyfuss Apartment Communities located in Virginia and Maryland; and (v) the Oxford tender offers of approximately $58 million ($37 million paid in cash, $21 million paid in Common OP units) that occurred in 2000 subsequent to the Oxford acquisition.

      The pro forma information is not necessarily indicative of what the Company’s results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company’s results of operations for any future period.

Pro Forma Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(unaudited)

	2000	1999

Rental and other property revenues	$1,139,564	$688,568
Net income	$82,462	$33,788
Net income (loss) attributable to common stockholders	$19,279	$(23,097)
Basic earnings (loss) per common share	$0.29	$(0.37)
Diluted earnings (loss) per common share	$0.28	$(0.37)

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships

      The Company owns general and limited partner interests in approximately 625 partnerships which it acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company’s total ownership interests in these unconsolidated real estate partnerships range from 1% to 99%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, the Company is not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes.

      During 2000 and 1999, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as a general partner. The Company paid approximately $195 million in cash and OP Units and $271 million in cash and OP Units, during 2000 and 1999, respectively, in connection with such tender offers. In 2000, the Company also acquired general and limited partnership interests in various partnerships as part of the Oxford acquisition, which closed on September 20, 2000, increasing the resulting partnership debt.

      The Oxford acquisition and consolidation of an additional 201 and 125 properties in 2000 and 1999, respectively, resulted in the following net change to the selected combined gross historical financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999

Real estate, net of accumulated depreciation	$2,597,025	$2,930,748
Total assets	3,136,264	3,501,195
Secured notes payable	4,246,457	2,940,819
Total liabilities	4,484,159	3,536,646
Partners’ deficit	(1,347,895)	(35,451)
Rental and other property revenues	777,621	1,120,888
Property operating expenses	(408,198)	(582,523)
Depreciation expense	(140,730)	(237,066)
Interest expense	(232,995)	(269,163)
Net income	135,927	42,106

NOTE 6 — Investments in Unconsolidated Subsidiaries

      In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO’s status as a REIT, certain assets of the Company are held through corporations in which the AIMCO Operating Partnership holds non-voting preferred stock and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock. Effective December 29, 1999, a portion of the voting common stock was purchased by the Company and was exchanged for non-voting preferred stock, bringing the total voting common stock interests to represent a 1% economic interest and the non-voting preferred stock to represent a 99% economic interest.

      In 2000, in connection with the Oxford acquisition, the Company sold or contributed certain real estate assets and liabilities to the unconsolidated subsidiaries in exchange for notes receivable and preferred stock interest.

      As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, AIMCO accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 2000, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc., AIMCO/NHP Properties, Inc., NHP Management Company, NHP A&R Services, Inc., and AIMCO/Bethesda Holdings, Inc.

      The following table provides selected combined historical financial information for the Company’s unconsolidated subsidiaries as of and for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999

Total assets	$649,813	$166,019
Total liabilities	654,076	128,423
Stockholders’ equity	(4,263)	37,596
Total revenues	158,609	139,667
Total expenses	(154,487)	(142,515)
Net income (loss)	4,122	(2,848)

NOTE 7 — Notes Receivable

      The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at December 31, 2000 and 1999 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real		Unconsolidated
	Estate Partnerships		Subsidiaries

	2000	1999	2000	1999

Par value notes	$60,355	$67,414	$218,873	$88,754
Discounted notes	80,505	92,521	—	—
Less: General partner notes payable	—	—	(28,420)	—

Total	$140,860	$159,935	$190,453	$88,754

      The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”).

      As of December 31, 2000 and 1999, the Company held $60.4 million and $67.4 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the years ended December 31, 2000, 1999 and 1998, totaled $23.2 million, $12.8 million, and $15.3 million, respectively.

      As of December 31, 2000 and 1999, the Company held discounted notes, including accrued interest, with a carrying value of $80.5 million and $92.5 million, respectively. The total face value plus accrued interest of these notes were $151.0 million and $173.1 million in 2000 and 1999, respectively. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

      Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the years ended December 31, 2000, 1999 and 1998, the Company recognized deferred interest income and discounts of approximately $26.4 million ($0.39 per share (basic) and $0.38 per share (diluted)), $32.5 million ($0.52 per share (basic) and $0.51 per share (diluted)), and $1.4 million ($0.03 per basic and diluted share). Approximately 90% of the recognized interest income is collected in cash or through foreclosure of the property securing the note within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

      As of December 31, 2000 and 1999, the Company held $218.9 million and $88.8 million, respectively of par value notes receivable from unconsolidated subsidiaries. In 2000, in connection with the Oxford acquisition, the Company sold certain assets and liabilities to the unconsolidated subsidiaries in exchange for notes receivable. The Company also acquired, in the Oxford acquisition, notes receivable that were payable from Oxford entities that are now owned by the unconsolidated subsidiaries. Certain general partner notes are held at the unconsolidated subsidiaries and, therefore, the general partner payables ($28.4 million) related to these notes are offset against the Company's notes receivable from unconsolidated subsidiaries.

NOTE 8 — Secured Notes Payable

      During 2000, the Company issued or assumed $669.0 million of long-term, fixed-rate, fully amortizing non-recourse notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by 107 properties with no cross-collateralization. In addition, the Company also assumed $895.9 million of long-term, fixed-rate notes payable, as a part of purchasing controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated in 2000.

      The following table summarizes the Company’s secured notes payable at December 31, 2000 and 1999, all of which are non-recourse to the Company (in thousands):

	2000	1999

Fixed rate, ranging from 5.00% to 12.00%, fully-amortizing notes maturing at various dates through 2034	$2,428,155	$1,597,772
Fixed rate, ranging from 5.00% to 10.04%, non-amortizing notes maturing at various dates through 2029	830,187	356,487

Total	$3,258,342	$1,954,259

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total

2001	$51,266	$96,343	$147,609
2002	70,542	102,484	173,026
2003	79,344	150,237	229,581
2004	82,831	141,173	224,004
2005	89,253	142,302	231,555
Thereafter			2,252,567

			$3,258,342

NOTE 9 — Secured Tax-Exempt Bond Financing

      During 2000, the Company assumed $394.0 million of long-term, fixed-rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 5.9%. Each of the bonds is individually secured by one of 22 properties with no cross-collateralization.

      In 1999, the Company issued $17.8 million of long-term, fixed-rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 7.1%. Each of the bonds is individually secured by one of two properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $17.3 million to repay existing debt.

      The following table summarizes the Company’s secured tax-exempt bond financing at December 31, 2000 and 1999, all of which is non-recourse to the Company (in thousands):

	2000	1999

7.0% fully-amortizing bonds, due July 2016	$42,435	$43,889
6.9% fully-amortizing bonds, due July 2016	8,686	8,987
Fixed rate fully-amortizing bonds, ranging from 5.1% to 5.8%, due 2021	117,025	157,578
Fixed rate fully-amortizing bonds, ranging from 6.5% to 7.3%, due at various dates through 2036	286,604	79,866
Fixed rate non-amortizing bonds, ranging from 5.0% to 8.19%, due at various dates through 2017	32,993	50,158
Interest-only bonds, ranging from 3.7% to 7.70%, due at various dates through 2029	195,331	4,453
Floating rate non-amortizing bonds, due 2001 and 2008	30,799	31,689
Variable rate bonds, ranging from 4.9% to 5.3%, due 2021	59,160	44,210

Total	$773,033	$420,830

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total

2001	$28,225	$—	$28,225
2002	12,718	—	12,718
2003	13,400	—	13,400
2004	14,139	121,795	135,934
2005	15,192	—	15,192
Thereafter			567,564

			$773,033

NOTE 10 — Secured Short-Term Financing

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor in Bank Boston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in Oxford Tax Exempt Fund II Limited Partnership (“OTEF”). Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16% and the balance outstanding was $254.7 million. The amount available under the credit facility at December 31, 2000 and 1999 was $95.3 million (less $1.2 million for outstanding letters for credit) and $90.8 million, respectively. Of the total availability of $94.1 million, $28.8 million pertains to unused letters of credit.

      In September 2000, the Company closed a term loan from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million to finance part of the Oxford acquisition. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the AIMCO Operating Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the stock ownership of the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The weighted average interest rate at December 31, 2000 was 10.5%. The total amount outstanding under the term loan at December 31, 2000 was $137 million, of which $74 million is classified as secured short-term financing of the Company and the remainder is a liability at the unconsolidated subsidiaries and, therefore, is included in investment in unconsolidated subsidiaries.

NOTE 11 — Commitments and Contingencies

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

   Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company’s desire or ability to complete certain transactions or otherwise have a material adverse effect on the Company and its subsidiaries.

   Pending Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flow.

   Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs.

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

   Operating Leases

      The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 2000 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Payments

2001	$11,059	$2,350
2002	5,796	84
2003	4,116	—
2004	3,525	—
2005	1,534	—

Total	$26,030	$2,434

      Under the Company’s current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company’s unconsolidated subsidiaries (see Note 6). Rent expense recognized by the unconsolidated subsidiaries totaled $5.6, $5.8 and $6.2 million in 2000, 1999 and 1998, respectively. Sublease payments for 2000, 1999 and 1998 were not material.

NOTE 12 — Mandatorily Redeemable Convertible Preferred Securities

      In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities with an aggregate liquidation amount of $149.5 million. The securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of Class A Common Stock. In 2000, the holders of the securities converted a total of $117.2 million of the $149.5 million of the securities into approximately 2,363,000 shares of Class A Common Stock.

NOTE 13 — Transactions Involving Minority Interests in Operating Partnership

      The Company completed tender offers for limited partnership interests and acquisitions of individual properties resulting in the issuance of 2,189,000 and 1,084,000 Common OP Units in 2000 and 1999, respectively. Of the 2,189,000 Common OP Units issued in 2000, approximately 1,382,000 were issued in connection with the acquisition of interests in Oxford properties. The Company also issued Preferred OP Units to acquire individual properties and limited partnership interests.

      As of December 31, 2000 and 1999, the following amounts of Preferred OP Units were outstanding (in thousands):

	2000	1999

Class One Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive dividends at 8% ($8.00 per annum per unit)	90	90
Class Two Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive dividends at 8% ($2.00 per annum per unit)	80	11
Class Three Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive dividends at 9.5% ($2.375 per annum per unit)	1,682	1,682
Class Four Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive dividends at 8% ($2.00 per annum per unit)	759	580
Class Five Partnership Preferred Units, redeemable to Class A Common Stock at any time at the option of the partnership, holder to receive dividends equal to the per unit distribution on the Common OP Units ($2.80 per unit for 2000)	69	—
Class Six Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive dividends at 8.5% ($2.125 per annum per unit)	859	—
Class Seven Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive dividends at 9.5% ($2.375 per annum per unit)	30	—
Class Eight Partnership Preferred Units, redeemable to Class A Common Stock at any time at the option of the partnership, holder to receive dividends equal to the per unit distribution on the Common OP Units ($2.80 per unit for 2000)	6	—

	3,575	2,363

NOTE 14 — Registration Statements

      In August 1998, AIMCO and the AIMCO Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from a 1997 shelf registration statement) and $500 million of debt securities of the AIMCO Operating Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 2000, the Company had $988 million available and the AIMCO Operating Partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

NOTE 15 — Stockholders’ Equity

   Preferred Stock

      At December 31, 2000 and 1999, the Company had the following classes of preferred stock outstanding:

	2000	1999

Perpetual:
Class C Cumulative Preferred Stock, $.01 par value, 2,400,000 shares authorized, 2,400,000 and 2,400,000 shares issued and outstanding; dividends payable at 9.0%, per annum	$59,845	$60,000
Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, 4,200,000 and 4,200,000 shares issued and outstanding; dividends payable at 8.75%, per annum	105,000	105,000
Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 and 4,050,000 shares issued and outstanding; dividends payable at 9.375%, per annum	101,000	101,250
Class H Cumulative Preferred Stock, $.01 par value, 2,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding; dividends payable at 9.5%, per annum	49,925	50,000

	315,770	316,250

Convertible:
Class B Cumulative Convertible Preferred Stock, $.01 par value, 750,000 shares authorized, 419,471 and 750,000 shares issued and outstanding	41,947	75,000
Class K Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000
Class L Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding	125,000	125,000
Class M Convertible Cumulative Preferred Stock, $.01 par value, 1,600,000 shares authorized, 1,200,000 and no shares issued and outstanding	30,000	—
Class N Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, 4,000,000 and no shares issued and outstanding	100,000	—
Class O Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, 1,904,762 and no shares issued and outstanding	100,000	—

	521,947	325,000

Total	$837,717	$641,250

      All classes of preferred stock are on equal parity and are senior to the Class A Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all preferred stocks are subject to being declared by the Company’s Board of Directors.

      Holders of the Class B Cumulative Convertible Preferred Stock (the “Class B Preferred Stock”) are entitled to receive, cash dividends in an amount per share equal to the greater of (i) $7.125 per year (equivalent to 7.125% of the liquidation preference) or (ii) the cash dividends declared on the number of shares of Class A Common Stock into which one share of Class B Preferred Stock is convertible. Each share of Class B Preferred Stock is convertible, at the option of the holder, beginning August 1998, into 3.28407 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was based upon the fair market value of the Class A Common Stock on the commitment date. In 2000, 330,529 shares of Class B Preferred Stock were converted into 1,085,480 shares of Class A Common Stock.

      Holders of Class K Convertible Cumulative Preferred Stock (the “Class K Preferred Stock”), which was issued on February 18, 1999, are entitled to receive, cash dividends in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of Class A Common Stock into which a share of Class K Preferred Stock is convertible. Each share of Class K Preferred Stock is convertible, at the option of the holder, into 0.59524 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was in excess of the fair market value of the Class A Common Stock on the commitment date.

      Holders of Class L Convertible Cumulative Preferred Stock (the “Class L Preferred Stock”), which was issued on May 28, 1999, are entitled to receive, cash dividends in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. Each share of Class L Preferred Stock is convertible, at the option of the holder, into 0.5379 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was in excess of the fair market value of the Class A Common Stock on the commitment date.

      Holders of Class M Convertible Cumulative Preferred Stock (the “Class M Preferred Stock”), which was issued on January 13, 2000, are entitled to receive, for the period beginning January 13, 2000 through and including January 13, 2003, cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class M Preferred Stock is convertible. Each share of Class M Preferred Stock is convertible, at the option of the holder, into 0.5681818 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was in excess of the fair market value of the Class A Common Stock on the commitment date.

      Holders of Class N Convertible Cumulative Preferred Stock (the “Class N Preferred Stock”), which was issued on September 12, 2000 are entitled to receive cash dividends in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class N Preferred Stock is convertible. Dividends will be paid on the Class N Preferred Stock quarterly, beginning on October 1, 2000. Each share of Class N Preferred Stock is convertible, at the option of the holder, into 0.4762 shares of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was in excess of the fair market value of the Class A Common Stock on the commitment date.

      Holders of Class O Cumulative Convertible Preferred Stock (the “Class O Preferred Stock”), which was issued on September 15, 2000 are entitled to receive, cash dividends in an amount per share equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class O Preferred Stock is convertible. Dividends will be paid on the Class O Preferred Stock quarterly, beginning on October 1, 2000. Each share of Class O Preferred Stock is convertible, at the option of the holder, into one share of Class A Common Stock, subject to certain anti-dilution adjustments. The initial conversion ratio was in excess of the fair market value of the Class A Common Stock on the commitment date.

The dividends paid on each class of preferred stock for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands, except per share data):

	2000			1999			1998

	Amount		Total	Amount		Total	Amount		Total
Class of	Per		Amount	Per		Amount	Per		Amount
Preferred Stock	Share(1)		Paid	Share(1)		Paid	Share(1)		Paid

Perpetual:
Class C	$2.25		$5,400	$2.25		$5,400	$1.89	(2)	$4,538
Class D	2.19		9,188	2.19		9,188	1.40	(2)	5,869
Class G	2.34		9,492	2.34		9,492	0.59	(2)	2,373
Class H	2.38		4,750	2.38		4,750	0.40	(2)	805

			28,830			28,830			13,585

Convertible:
Class B	9.20		7,137	8.21		6,158	7.39		5,542
Class E	—		—	—		—	0.22	(3)	1,892
Class J	—		—	3.16	(4)	3,956	0.14	(2)	175
Class K	2.00		10,000	1.50	(5)	7,500	—		—
Class L	2.03		10,125	1.01	(5)	5,063	—		—
Class M	1.59	(6)	1,913	—		—	—		—
Class N	0.12	(6)	475	—		—	—		—
Class O	0.24	(6)	450	—		—	—		—

			30,100			22,677			7,609

Total			$58,930			$51,507			$21,194

(1)	Amounts per share are calculated based on the number of preferred shares outstanding at the end of each year.
(2)	For the period from the date of issuance to December 31, 1998.
(3)	For the period from the date of issuance to December 31, 1998. The Class E Preferred Stock was converted to Class A Common Stock on January 15, 1999.
(4)	For the period from January 1, 1999 to the date of conversion to Class A Common Stock.
(5)	For the period from the date of issuance to December 31, 1999.
(6)	For the period from the date of issuance to December 31, 2000.

   Common Stock

      During 2000 and 1999, the Company issued approximately 258,000 shares and 215,000 shares, respectively, of Class A Common Stock to certain executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable totaling $7.7 million and $8.2 million, respectively. Total payments on such notes from officers in 2000 and 1999 were $15.1 million and $6.2 million, respectively. In addition, in 2000 and 1999, the Company issued approximately 42,000 and 37,000 restricted shares of Class A Common Stock, respectively, to certain executive officers. The restricted stock was issued at the fair market value of the Class A Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of 3 to 5 years.

      On September 15, 1999, the Company completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors. The net proceeds of approximately $54.6 million were used to repay outstanding indebtedness under the new credit facility.

      During 2000, the Company repurchased and retired approximately 69,000 shares of Class A Common Stock at an average price of $37.39 per share.

NOTE 16 — Stock Option Plans and Stock Warrants

      The Company has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the “1994 Plan”), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the “1996 Plan”), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Plan”) and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the “Non-Qualified Plan”) to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares and allows for the granting of non-qualified stock options. The 1994 Plan, the 1996 Plan and the 1997 Plan allow for the grant of incentive and non-qualified stock options, and together with the Non-Qualified Plan, are administered by the Compensation Committee of the Board of Directors. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of the Company’s employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2000	1999	1998

Risk free interest rates	6.1%	5.0%	5.0%
Expected dividend yield	6.8%	6.6%	6.0%
Volatility factor of the expected market price of the Company’s common stock	0.192	0.183	0.183
Weighted average expected life of options	4.5 years	4.5 years	4.5 years

      The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

      For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except per share data):

	2000	1999	1998

Pro forma net income attributable to common stockholders	$31,396	$17,606	$34,396

Pro forma basic earnings per common share	$0.46	$0.28	$0.76

Pro forma diluted earnings per common share	$0.45	$0.28	$0.75

      The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings.

      The following table summarizes the option and warrants activity for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	And	Exercise	And	Exercise	and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	8,660,000	$37.78	8,325,000	$36.38	1,684,000	$30.53
Granted	219,000	39.89	1,000,000	37.14	6,686,000	37.78
Assumed in connection with acquisition	—	—	—	—	671,000	25.99
Exercised	(594,000)	17.31	(490,000)	13.78	(661,000)	25.19
Forfeited	(50,000)	37.02	(175,000)	34.68	(55,000)	35.71

Outstanding at end of year	8,235,000	$37.80	8,660,000	$37.78	8,325,000	$36.38
Exercisable at end of year	3,942,000	$37.54	1,643,000	$37.55	1,793,000	$31.69
Weighted-average fair value of options and warrants granted during the year		$4.65		$3.41		$3.70

      At December 31, 2000, exercise prices for outstanding and exercisable options range from $15.21 to $44.22 and warrants range from $36.00 to $41.00, and the remaining weighted-average contractual life of the options is 8 years.

      On December 14, 1998, the Company sold, in a private placement, 1.4 million Class B partnership preferred units of a subsidiary of the AIMCO Operating Partnership for $30.85 million. The partnership units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, Class A Common Stock or OP Units. As a part of the transaction, the Company also sold a warrant to purchase 875,000 shares of Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon redemption of the Class B partnership preferred units issued by a subsidiary of the AIMCO Operating Partnership.

      On December 2, 1997, AIMCO issued warrants (the “Oxford Warrants”) exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation (“Oxford”), in connection with the amendment of certain agreements pursuant to which the Company manages properties formerly controlled by Oxford or its affiliates. The Oxford Warrants were amended in connection with the acquisition of the Oxford entities in September 2000, are currently exercisable and terminate on December 31, 2006.

NOTE 17 — Earnings per Share

      The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):

	2000	1999	1998

Numerator:
Net income	$99,178	$77,527	$64,474
Less: Net income allocable to preferred stockholders	(63,183)	(53,453)	(26,533)

Numerator for basic and diluted earnings per share — net income attributable to common stockholders	$35,995	$24,074	$37,941

Denominator:
Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	67,572	62,242	45,187

Effect of dilutive securities:

Dilutive potential common shares	1,491	1,204	2,437

Denominator for diluted earnings per share	69,063	63,446	47,624

Basic earnings per common share:
Operations	$0.18	$0.42	$0.74
Gain (loss) on disposition of properties	0.35	(0.03)	0.10

Total	$0.53	$0.39	$0.84

Diluted earnings per common share:
Operations	$0.17	$0.41	$0.70
Gain (loss) on disposition of properties	0.35	(0.03)	0.10

Total	$0.52	$0.38	$0.80

      The Class B Preferred Stock, the Class J Preferred Stock (1999 and 1998), the Class K Preferred Stock, the Class L Preferred Stock, the Class M Preferred Stock, the Class N Preferred Stock and the Class O Preferred Stock are convertible into Class A Common Stock (see Note 15). The Class C Preferred Stock, the Class D Preferred Stock, the Class G Preferred Stock, and the Class H Preferred Stock are not convertible. All of the convertible preferred stock is anti-dilutive on an “as converted” basis, therefore, all of the dividends are deducted to arrive at the numerator and no additional shares are included in the denominator.

NOTE 18 — Recent Accounting Developments

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) was issued. In June 2000, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"(“SFAS 138)” was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

      In September 2000, Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

NOTE 19 — High Performance Units

      In January 1998, the AIMCO Operating Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the “High Performance Units”) to a joint venture comprised of fourteen members of AIMCO’s senior management and to three of its independent directors for $2.1 million in cash. The value of the High Performance Units was determined on December 31, 2000 based on the Company’s total return, defined as dividend income plus share price appreciation of the Class A Common Stock, over the three year period ended December 31, 2000 (the “Total Return”). As a result, the 15,000 High Performance Units converted to approximately 2,379,000 High Performance Units in January 2001, and the holders of the High Performance Units will receive distributions and allocations of income and loss from the AIMCO Operating Partnership in the same amounts and at the same times as would holders of the same number of Common OP Units. The table below illustrates the calculation of the value of High Performance Units (in thousands):

	Morgan				Excess	Value of
AIMCO	Stanley			Average	Shareholder	High
Total	Dean Witter	Minimum	Excess	Market	Value	Performance	OP Unit	OP Unit
Return	REIT Index	Return	Return	Capitalization	Added(1)	Units (2)	Dilution	Dilution %

59.24%	0.58%	30.00%	29.24%	$2,623,000	$767,000	$115,000	2,379 (3)	2.43%

(1)	Excess Return multiplied by average market capitalization
(2)	Excess Shareholder Value Added multiplied by 15%
(3)	OP Unit calculation based on trailing 20-day average stock price of $48.36

NOTE 20 — Employee Benefit Plans

      The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50%-100% of the participant’s contributions to the plan up to a maximum of 6% of the participant’s prior year compensation. The Company match percentage is based on employee tenure. The expense incurred by the Company totaled approximately $3.7 million, $2.6 million and $1.6 million in 2000, 1999 and 1998, respectively.

NOTE 21 — Unaudited Summarized Consolidated Quarterly Information

      Summarized unaudited consolidated quarterly information for 2000 and 1999 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)

Year ended December 31, 2000	First	Second	Third	Fourth

Rental and other property revenues	$224,320	$258,064	$271,079	$297,537

Income from property operations	70,173	63,986	84,027	69,653

Revenue from service company business	10,025	12,410	14,430	12,827
Company’s share of income from service company business	3,493	2,968	1,835	(2,811)

Income before minority interest in Operating Partnership	28,454	13,160	33,457	34,646
Net income	25,882	11,822	30,236	31,238

Basic earnings per common share	$0.17	$(0.04)	$0.22	$0.18
Diluted earnings per common share	$0.17	$(0.04)	$0.21	$0.18
Weighted average common shares outstanding	65,947	66,261	67,715	70,366
Weighted average common shares and common share equivalents outstanding	66,315	66,261	71,733	71,942

	Quarter (1)

Year ended December 31, 1999	First	Second	Third	Fourth

Rental and other property revenues	$112,586	$116,237	$120,398	$184,696
Income from property operations	42,237	43,190	43,928	57,361
Revenue from service company business	7,899	6,936	9,310	14,232
Company’s share of income from service company business	(2,945)	2,608	(7,227)	14,611
Income before minority interest in Operating Partnership	15,175	23,993	19,889	24,655
Net income	13,098	22,259	18,629	23,541
Basic earnings per common share	$0.01	$0.15	$0.08	$0.15
Diluted earnings per common share	$0.01	$0.14	$0.08	$0.15
Weighted average common shares outstanding	56,468	62,323	64,370	65,805
Weighted average common shares and common share equivalents outstanding	58,412	63,552	65,451	66,368

(1)	Certain reclassifications have been made to 2000 and 1999 quarterly amounts to conform with the 2000 presentation.

NOTE 22 — Free Cash Flow from Business Components

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the years ended December 31, 2000 and 1999, from these components, and a reconciliation of Free Cash Flow to funds from operations, less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000

	Consolidated	Unconsolidated	Total	%

Real Estate
Conventional
Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$69,784	$13,867	$83,651	12.0%
Average monthly rent $800 to $900 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	59,578	3,035	62,613	9.0%
Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	61,873	10,660	72,533	10.4%
Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	144,818	20,694	165,512	23.7%
Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	144,102	19,094	163,196	23.4%
Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	56,016	5,613	61,629	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	536,171	72,963	609,134	87.3%
Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	25,116	30,133	55,249	7.9%
College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	12,777	997	13,774	2.0%
Other Properties	1,788	6,047	7,835	1.1%
Resident services	3,040	431	3,471	0.5%
Minority interest	(90,637)	—	(90,637)	(13.0)%

Total real estate contribution to Free Cash Flow	488,255	110,571	598,826	85.8%

Service Businesses
Management contracts (property and asset management)
Controlled properties	2,275	9,608	11,883	1.7%
Third party with terms in excess of one year	—	7,839	7,839	1.1%
Third party cancelable in 30 days	—	2,700	2,700	0.4%

Subtotal management contracts contribution to free cash flow	2,275	20,147	22,422	3.2%
Buyers Access	—	500	500	0.1%
Other service businesses	3,594	4,125	7,719	1.1%

Total service businesses contribution to Free Cash Flow	5,869	24,772	30,641	4.4%

Interest Income
General partner loan interest	23,205	2,442	25,647	3.7%
Notes receivable from officers	964	—	964	0.1%
Other notes receivable	1,151	—	1,151	0.2%
Money market and interest bearing accounts	14,512	—	14,512	2.1%

Subtotal interest income	39,832	2,442	42,274	6.1%
Accretion of loan discount	26,409	—	26,409	3.8%

Total interest income contribution to Free Cash Flow	66,241	2,442	68,683	9.8%

Fee Income

Disposition Fees	2,630	808	3,438	0.5%
Refinancing Fees	3,681	319	4,000	0.6%

Total fee income contribution to Free Cash Flow	6,311	1,127	7,438	1.1%

General and Administrative Expense	(7,813)	—	(7,813)	(1.1)%

Free Cash Flow(1)	558,863	138,912	697,775	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$33,692	$8,513	$42,205	8.1%
Average monthly rent greater than $800 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	32,108	7,159	39,267	7.5%
Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	38,255	21,332	59,587	11.4%
Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	61,678	27,615	89,293	17.2%
Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	82,383	32,336	114,719	22.0%
Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	38,311	20,037	58,348	11.2%

Subtotal conventional real estate contribution to Free Cash Flow	286,427	116,992	403,419	77.5%
Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	5,131	31,964	37,095	7.1%
College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	3,633	4,553	8,186	1.6%
Other Properties	1,933	4,956	6,889	1.3%
Resident services	1,914	436	2,350	0.5%
Minority interest	(22,212)	—	(22,212)	(4.3)%

Total real estate contribution to Free Cash Flow	276,826	158,901	435,727	83.7%

Service Businesses

Management contracts (property and asset management) Controlled properties	13,921	6,800	20,721	4.0%
Third party with terms in excess of one year	—	10,281	10,281	2.0%
Third party cancelable in 30 days	—	908	908	0.2%

Subtotal management contracts contribution to Free Cash Flow	13,921	17,989	31,910	6.1%
Buyers Access	—	3,314	3,314	0.6%
Other service businesses	4,068	(2,703)	1,365	0.3%

Total service businesses contribution to Free Cash Flow	17,989	18,600	36,589	7.0%

Interest Income
General partner loan interest	12,243	—	12,243	2.4%
Notes receivable from officers	869	—	869	0.2%
Other notes receivable	1,462	—	1,462	0.3%
Money market and interest bearing accounts	8,286	1,568	9,854	1.9%

Subtotal interest income	22,860	1,568	24,428	4.7%
Accretion of loan discount	32,460	—	32,460	6.2%

Total interest income contribution to Free Cash Flow	55,320	1,568	56,888	10.9%

Fee Income
Disposition Fees	3,070	801	3,871	0.7%
Refinancing Fees	283	331	614	0.1%

Total fee income contribution to Free Cash Flow	3,353	1,132	4,485	0.9%

General and Administrative Expense	(13,112)	—	(13,112)	(2.5)%

Free Cash Flow(1)	340,376	180,201	520,577	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000				1999

	Consolidated	Unconsolidated	Total		Consolidated	Unconsolidated	Total

Free Cash Flow (1)	558,863	138,912	697,775		340,376	180,201	520,577

Interest expense:
Secured debt
Long-term, fixed rate	(227,103)	(49,357)	(276,460)		(107,368)	(64,856)	(172,224)

Long-term, variable rate	(952)	(13,381)	(14,333)		(1,314)	(2,008)	(3,322)

Short-term	(10,384)	(1,697)	(12,081)		(14,906)	(2,846)	(17,752)
Lines of credit and other unsecured debt	(31,796)	(2,698)	(34,494)		(13,378)	(384)	(13,762)
Interest expense on convertible debt	(8,869)	—	(8,869)		(9,716)	—	(9,716)
Interest capitalized	9,278	1,165	10,443		6,588	93	6,681

Total interest expense before minority interest	(269,826)	(65,968)	(335,794)		(140,094)	(70,001)	(210,095)

Minority interest share of interest expense	57,445	—	57,445		11,248	—	11,248

Total interest expense after minority interest	(212,381)	(65,968)	(278,349)		(128,846)	(70,001)	(196,847)
Dividends on preferred securities	(72,924)	—	(72,924)		(56,892)	—	(56,892)

Contribution before non-cash charges and ownership adjustments	273,558	72,944	346,502		154,638	110,200	264,838
Non-structural depreciation, net of capital replacements	(11,794)	(1,885)	(13,679)		(36)	(7,481)	(7,517)
Amortization of intangible assets	(6,698)	(5,370)	(12,068)		(14,297)	(22,434)	(36,731)

Gain (loss) on sales of real estate, net of minority interest	17,282	—	17,282		(1,785)	—	(1,785)
Deferred tax provision	—	(154)	(154)		—	(1,763)	(1,763)

Earnings before Structural Depreciation (EBSD)(1)	272,348	65,535	337,883		138,520	78,522	217,042
Structural depreciation, net of minority interest in other entities	(238,176)	(60,207)	(298,383)		(102,219)	(88,002)	(190,221)

Net income (loss)	34,172	5,328	39,500	(a)	36,301	(9,480)	26,821	(a)
Gain (loss) on sales of real estate, not of minority interest	(17,282)	—	(17,282)		1,785	—	1,785
Structural depreciation, net of minority interest in other entities	238,176	60,207	298,383		102,219	88,002	190,221
Non-structural depreciation, net of minority interest in other entities	44,060	9,981	54,041		19,470	16,762	36,232
Amortization of intangible assets	6,698	5,370	12,068		14,297	22,434	36,731
Deferred tax provision	—	154	154		—	1,763	1,763

Funds from Operations (FFO)(1)	305,824	81,040	386,864		174,072	119,481	293,553
Capital replacement reserve	(32,268)	(8,099)	(40,367)		(19,434)	(9,281)	(28,715)

Adjusted Funds From Operations (AFFO)(1)	$273,556	$72,941	$346,497		$154,638	$110,200	$264,838

(a)	Represents net income of the AIMCO Operating Partnership. AIMCO's share of this net income is approximately 91%.

			Earnings			Earnings
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

EBSD
Basic	$337,883	75,183		$217,042	69,118
Diluted	$390,848	91,506		$244,848	78,673
Net Income (Loss)
Basic	$39,500	75,183	$0.53	$26,821	69,118	$0.39
Diluted	$39,500	76,198	$0.52	$26,821	69,704	$0.38
FFO

Basic	$386,864	75,183		$293,553	69,118
Diluted	$439,830	91,506		$321,359	78,673
AFFO
Basic	$346,497	75,183		$264,838	69,118
Diluted	$399,463	91,506		$292,644	78,673

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.
•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.
•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $300 per apartment unit.

NOTE 23 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties in order to sell properties in the portfolio that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). Approximately 10,349 units with an approximate carrying value of $325.3 million are included with real estate in the consolidated financial statements and approximately 17,755 units with an approximate carrying value of $80.1 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 24 — Subsequent Events

   Dividend Declared

      On January 24, 2001, the Board of Directors declared a quarterly cash dividend of $0.78 per common share for the quarter ended December 31, 2000, paid on February 9, 2001, to stockholders of record on February 2, 2001. The increased dividend is equivalent to an annualized dividend rate of $3.12 per common share, an 11% increase from the previous annual dividend rate of $2.80.

   OTEF Merger

      On November 29, 2000, AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”) entered into a merger agreement pursuant to which OTEF would merge with a subsidiary of the AIMCO Operating Partnership. The merger closed on March 26, 2001. The AIMCO Operating Partnership owns all of the outstanding OTEF beneficial assignments of limited partnership interests (“BACs”) in OTEF. In connection with the Oxford acquisition, AIMCO acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s partnership interests in OTEF reflects a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the AIMCO Operating Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which were owned by affiliates of OTEF, including Oxford entities.

      In the merger, each BAC was converted into the right to receive 0.299 shares of AIMCO’s Class A Common Stock and 0.547 shares of AIMCO’s Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”). In addition, the BAC holders received a special distribution of $50 million, or $6.21 per BAC. The holders of the Class P Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cash dividends in an amount per share equal to the greater of (i) a quarterly dividend payment of $0.5625 or (ii) the cash dividends declared on the number of shares of Class A Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of Class A Common Stock. The initial conversion ratio was in excess of the fair market value of the common stock on the commitment date. The Class P Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon liquidation, dissolution, or winding up of AIMCO, before payment or distribution by AIMCO shall be made to any holders of the Class A Common Stock, the holders of the Class P Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission that was declared effective on February 23, 2001.

   Class Q Preferred Stock

      On March 19, 2001, AIMCO issued 2,200,000 shares of newly created Class Q Cumulative Preferred Stock, par value $0.01 per share (the “Class Q Preferred Stock”) in a public offering. On March 29, 2001, the underwriters' exercised their option to purchase an additional 330,000 shares. The net proceeds of approximately $61 million were used to repay short term indebtedness. Dividends are cumulative from the date of original issue and are payable quarterly each year, when and as declared, beginning in June 2001. Cumulative dividends on the Class Q Preferred Stock will be in an amount per share equal to $2.525 per year, equivalent to 10.1% of the $25 liquidation preference. The Class Q Preferred Stock is senior to the Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of Class A Common Stock, the holders of the Class Q Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class Q Preferred Stock is redeemable beginning March 19, 2006, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated accrued and unpaid dividends, if any to the date fixed for redemption.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(In Thousands Except Unit Data)

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

100 Forest Place	Oct-97	OakPark, IL	1986	234	2,498	14,154	5,157
Alpine Village	Oct-98	Birmingham, AL	1972	160	826	3,182	281
Anchorage	Nov-96	League City, TX	1985	264	523	9,097	2,449
Apple Creek	Dec-97	Temple, TX	1984	176	623	4,177	180
Arbor Station	Apr-98	Montgomery, AL	1987	264	1,627	9,218	873
Arbor Station II	Apr-99	Montgomery, AL	1988	24	198	1,133	9
Arbors, The	Oct-97	Tempe, AZ	1971	200	1,092	6,189	645
Ashford Plantation	Dec-95	Atlanta, GA	1975	211	2,770	9,956	2,012
Aspen Hills	May-98	Austin, TX	1986	344	2,645	14,989	1,189
Aspen Point	Jul-99	Lakewood, CO	1970	120	240	7,391	516
Atriums Of Plantation	Aug-98	Plantation, FL	1980	210	1,807	9,756	894
Baldwin Oaks	May-97	Parsippany, NJ	1980	251	1,909	5,975	1,380
Barcelona	Oct-98	Houston, TX	1963	126	911	4,819	742
Bay Club	Apr-97	Aventura, FL	1990	702	10,672	60,830	4,721
Bayhead Village	Dec-00	Indianapolis, IN	1978	202	544	4,896	—
Baymeadows	Oct-98	Jacksonville, FL	1972	904	5,690	20,822	4,005
Baywood	Jan-93	Gretna, LA	1974	226	1,464	3,887	(195)
Beacon Hill	Oct-97	Chamblee, GA	1978	120	928	5,261	529
Beau Jardin	Sep-99	West Lafayette, IN	1968	252	831	14,368	2,915
Beech Lake	May-99	Durham, NC	1986	345	2,284	13,011	432
Beech’s Farm	Dec-00	Columbia, MD	1983	135	607	5,465	—
Bent Oaks	May-98	Austin, TX	1979	146	1,117	6,328	273
Bercado Shores	Aug-00	Mishawaka, IN	1974	234	329	1,417	3,066
Blossomtree	Oct-97	Scottsdale, AZ	1970	125	535	3,029	502
Boardwalk	Dec-95	Tamarac, FL	1986	291	3,350	8,196	1,568
Boulder Creek (The Bluffs)	Sep-83	Boulder, CO	1971	232	696	7,779	13,561
Bradford Place	Dec-99	Suitland, MD	1968	214	1,176	6,666	1,017
Braesview	May-98	San Antonio, TX	1982	396	3,135	17,764	1,050
Brandywine	Apr-83	St. Petersburg, FL	1971	477	1,423	11,336	2,528
Brant Rock	Oct-97	Houston, TX	1984	84	337	1,908	374
Breckenridge Square	Dec-94	Louisville, KY	1971	294	2,058	8,450	403
Brentwood	Nov-96	Lake Jackson, TX	1980	104	200	3,092	567
Briar Bay Racquet Club	Dec-94	Miami, FL	1974	194	1,478	6,526	3,649
Briarcliffe	Dec-00	Lansing, MI	1974	308	900	8,104	—
Briarwest	Oct-98	Houston, TX	1970	380	2,600	14,448	3,016
Briarwood	Oct-98	Cedar Rapids, IA	1975	73	524	2,579	63
Briarwood	Oct-98	Houston, TX	1970	351	2,323	10,826	2,631
Bridgewater	Nov-96	Tomball, TX	1978	206	333	4,033	3,067
Brighton Crest	Dec-91	Marietta, GA	1987	320	2,686	7,998	447
Brittany Point	Oct-98	Hunstville, AL	1978	431	1,627	9,220	1,043
Broadmoor Apartments	May-98	Austin, TX	1985	200	1,370	7,765	1,063
Broadmoor Ridge	Dec-97	Colorado Springs, CO	1974	200	831	13,286	2,653
Brook Run	May-98	Arlington Heights, IL	1985	182	1,109	10,370	2,125
Brookdale Lakes	May-98	Naperville, IL	1990	200	2,709	15,350	529
Brookhollow	Dec-97	Kerrville, TX	1973	48	116	1,272	226
Brookside Village	Apr-96	Tustin, CA	1970	628	2,498	14,180	22,245
Brookview	Dec-97	Montgomery, AL	1975	64	95	1,474	(226)
Brookwood Apts	Sep-99	Indianapolis, IN	1967	404	2,433	9,712	2,296

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

100 Forest Place	1,512	20,297	21,809	7,715	14,094	14,866
Alpine Village	661	3,628	4,290	327	3,962	2,100
Anchorage	371	11,698	12,069	3,660	8,409	4,584
Apple Creek	648	4,332	4,980	342	4,638	1,866
Arbor Station	1,627	10,091	11,718	968	10,750	7,200
Arbor Station II	198	1,142	1,339	131	1,209	772
Arbors, The	1,092	6,834	7,926	982	6,945	3,608
Ashford Plantation	2,770	11,968	14,738	2,521	12,216	6,894
Aspen Hills	2,645	16,177	18,823	2,491	16,331	9,325
Aspen Point	240	7,907	8,147	2,682	5,465	—
Atriums Of Plantation	1,807	10,650	12,457	1,100	11,357	7,477
Baldwin Oaks	639	8,625	9,264	1,008	8,256	7,700
Barcelona	1,323	5,150	6,473	1,157	5,316	2,346
Bay Club	10,685	65,538	76,223	8,935	67,288	49,000
Bayhead Village	816	4,624	5,440	—	5,440	3,911
Baymeadows	3,673	26,844	30,517	1,759	28,759	13,150
Baywood	866	4,290	5,156	1,893	3,263	4,329
Beacon Hill	929	5,789	6,718	808	5,910	3,374
Beau Jardin	1,256	16,858	18,114	5,623	12,491	9,843
Beech Lake	2,284	13,442	15,726	1,445	14,281	11,671
Beech’s Farm	911	5,161	6,072	—	6,072	4,011
Bent Oaks	1,117	6,601	7,718	1,037	6,681	4,190
Bercado Shores	—	4,812	4,812	(0)	4,812	3,822
Blossomtree	535	3,532	4,066	500	3,566	1,978
Boardwalk	3,350	9,764	13,114	2,235	10,879	8,686
Boulder Creek (The Bluffs)	755	21,282	22,036	5,327	16,710	16,500
Bradford Place	1,143	7,716	8,859	248	8,611	5,159
Braesview	3,135	18,814	21,949	2,934	19,015	13,345
Brandywine	1,437	13,850	15,287	6,844	8,443	10,382
Brant Rock	337	2,283	2,619	339	2,281	1,144
Breckenridge Square	2,409	8,502	10,912	718	10,193	6,000
Brentwood	—	3,859	3,859	567	3,293	1,667
Briar Bay Racquet Club	2,324	9,329	11,653	3,752	7,902	3,500
Briarcliffe	1,351	7,654	9,005	—	9,005	6,701
Briarwest	4,098	15,966	20,064	3,210	16,854	6,758
Briarwood	505	2,661	3,166	188	2,978	1,536
Briarwood	3,333	12,446	15,779	2,980	12,799	4,854
Bridgewater	206	7,227	7,433	1,583	5,850	3,944
Brighton Crest	2,499	8,632	11,131	737	10,394	6,052
Brittany Point	—	11,890	11,890	0	11,890	8,896
Broadmoor Apartments	1,370	8,828	10,198	1,313	8,885	6,000
Broadmoor Ridge	831	15,939	16,769	2,481	14,288	8,900
Brook Run	1,683	11,922	13,605	3,594	10,011	11,800
Brookdale Lakes	2,709	15,878	18,587	2,413	16,174	12,945
Brookhollow	116	1,498	1,614	587	1,027	384
Brookside Village	7,263	31,661	38,923	5,870	33,053	25,804
Brookview	95	1,248	1,343	661	682	535
Brookwood Apts	2,739	11,702	14,441	—	14,441	10,016

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Buena Vista	Dec-97	Alva, OK	1974	51	49	1,196	270
Burgundy Court	Dec-91	Cincinnati, OH	1969	234	1,538	5,194	1,509
Burgundy Park	Oct-99	Forestville, MD	1967	108	589	3,339	399
Burkshire Commons	May-97	Burke, VA	1986	360	3,503	22,218	1,537
Calhoun Beach	Dec-98	Minneapolis, MN	1928/1998	351	11,567	65,546	4,520
Cambridge Heights	May-97	Natchez, MS	1979	94	249	1,413	1,018
Cambridge Manor	Dec-97	Fairfield, CT	1989	160	1,459	8,270	—
Cameron Hill I	Dec-00	Chattanooga, TN	1976	256	467	4,199	—
Cameron Hill II	Dec-00	Chattanooga, TN	1978	108	239	2,154	—
Canterbury Green	Dec-99	Fort Wayne, IN	1979	2,007	13,929	73,975	6,008
Cape Cod	May-98	San Antonio, TX	1985	244	1,582	8,946	334
Captiva Club (Bay West)	Dec-96	Tampa, FL	1975	357	1,500	7,085	9,205
Carriage Hill	Jan-93	East Lansing, MI	1972	143	1,213	4,883	2,167
Carriage House	Oct-98	Gastonia, NC	1970	102	544	2,266	73
Casa Anita	Mar-98	Phoenix, AZ	1986	224	1,125	6,404	468
Cedar Brooke Apts	Feb-95	Independence, MO	1981	158	1,030	2,151	1,616
Cedar Rim	Dec-94	New Castle, WA	1980	104	992	3,635	1,256
Cedarwood	Jan-93	Gretna, LA	1978	226	1,307	2,378	116
Center Square	May-97	Doylestown, PA	1975	352	670	4,749	772
Chambers Ridge	Oct-98	Harrisburg, PA	1973	324	1,596	7,801	963
Chambrel At Club Hill	Dec-00	Garland, TX	1987	260	2,328	13,191	—
Chambrel At Island Lake	Dec-00	Longwood, FL	1986	269	3,456	19,584	—
Chambrel At Montrose	Dec-00	Akron, OH	1987	168	1,773	10,046	—
Chambrel At Pinecastle	Dec-00	Ocala, FL	1986	161	1,484	8,411	—
Chambrel At Roswell	Dec-00	Roswell, GA	1986	280	5,022	28,456	—
Chambrel At Williamsburg	Dec-00	Williamsburg, VA	1986	256	3,741	21,200	—
Chapel Hill	Dec-91	Indianapolis, IN	1965	148	1,075	4,281	1,752
Chapel NDP	May-97	Baltimore, MD	1974	175	318	3,237	518
Chapelwood	Dec-91	Indianapolis, IN	1969	140	959	3,312	1,875
Chatham Harbor	Oct-99	Altamonte Springs, FL	1985	324	2,288	12,999	547
Chelsea Place	Dec-91	Murfreesboro, TN	1966	594	3,102	11,343	—
Chelsea Ridge	Dec-00	Wappingers Falls, NY	1966	835	6,159	34,911	815
Cherry Creek Garden	Jan-96	Englewood, CO	1975	296	3,291	14,784	709
Chesapeake	Dec-96	Houston, TX	1983	320	775	7,317	868
Chesapeake Landing (OH)	Dec-97	Dayton, OH	1986	256	2,890	26,011	52
Chestnut Hill	May-97	Middletown, CT	1985	314	2,936	17,452	787
Chestnut Hill Village	Oct-97	Philadelphia, PA	1963	834	10,511	31,284	9,291
Chimney Hill	Dec-94	Marietta, GA	1972	326	2,195	9,311	5,468
Churchill Park Apartments	May-98	San Antonio, TX	1979	392	1,788	10,131	2,223
Churchill Park	Dec-94	Louisville, KY	1970	384	2,674	9,705	422
Citadel	Dec-94	El Paso, TX	1973	261	1,234	5,308	3,578
Citadel Village	Dec-94	Colorado Springs, CO	1974	122	1,131	3,962	2,038
Citrus Grove	Jun-98	Redlands, CA	1985	198	1,118	6,333	389
Citrus Sunset	Mar-98	Vista, CA	1985	97	663	3,758	301
Civic Towers Apts	Apr-97	Miami, FL	1982	196	807	10,204	—
College Park (PA)	Jan-87	Carlisle, PA	1972	209	523	5,819	(661)
Colonade Gardens/Ferntree	Oct-97	Phoenix, AZ	1973	196	765	4,337	499
Colonial Crest	Dec-99	Bloomington, IN	1965	208	938	4,488	1,348
Colony	Sep-98	Bradenton, FL	1986	166	1,121	6,350	469
Colony	Dec-97	Montgomery, AL	1974	176	—	—	3,812
Colony At Kenilworth	Oct-98	Towson, MD	1966	383	2,812	11,065	1,323
Colony House Apts	Oct-98	Murfreesboro, TN	1973	194	984	3,657	354
Cooper’s Pond	Jan-96	Tampa, FL	1978	463	2,054	8,402	532
Copper Chase	Dec-96	Katy, TX	1982	316	1,354	7,672	1,549
Copperfield I & II	Nov-96	Houston, TX	1983	196	702	7,003	1,155
Coral Cove	May-98	Tampa, FL	1985	200	727	4,119	3,620
Coral Gardens	Apr-93	Las Vegas, NV	1983	670	3,190	12,745	3,037
Country Club Villas	Jul-94	Amarillo, TX	1984	282	1,049	5,951	1,152

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Buena Vista	49	1,466	1,515	557	957	317
Burgundy Court	1,247	6,995	8,241	1,712	6,529	6,578
Burgundy Park	630	3,696	4,326	34	4,293	3,382
Burkshire Commons	2,954	24,304	27,258	1,479	25,779	21,945
Calhoun Beach	11,263	70,370	81,633	4,709	76,924	51,419
Cambridge Heights	103	2,577	2,680	1,250	1,429	1,480
Cambridge Manor	1,459	8,270	9,729	—	9,729	9,867
Cameron Hill I	700	3,966	4,666	—	4,666	3,142
Cameron Hill II	359	2,035	2,394	—	2,394	2,144
Canterbury Green	14,785	79,127	93,912	2,787	91,124	51,682
Cape Cod	1,582	9,280	10,862	1,388	9,474	6,470
Captiva Club (Bay West)	1,600	16,190	17,790	2,117	15,673	8,753
Carriage Hill	753	7,511	8,263	1,942	6,321	5,235
Carriage House	332	2,551	2,884	205	2,679	1,819
Casa Anita	1,125	6,873	7,997	800	7,198	3,995
Cedar Brooke Apts	1,097	3,700	4,797	1,758	3,039	2,325
Cedar Rim	889	4,994	5,883	1,388	4,495	2,000
Cedarwood	903	2,898	3,801	345	3,456	1,930
Center Square	693	5,498	6,192	732	5,460	5,432
Chambers Ridge	1,291	9,068	10,360	801	9,559	5,307
Chambrel At Club Hill	2,328	13,191	15,519	149	15,370	14,625
Chambrel At Island Lake	3,456	19,584	23,040	317	22,723	19,647
Chambrel At Montrose	1,773	10,046	11,819	112	11,707	11,660
Chambrel At Pinecastle	1,484	8,411	9,896	96	9,799	8,654
Chambrel At Roswell	5,022	28,456	33,478	539	32,939	29,780
Chambrel At Williamsburg	3,741	21,200	24,941	240	24,701	22,782
Chapel Hill	977	6,131	7,109	1,962	5,147	3,320
Chapel NDP	347	3,725	4,072	340	3,733	3,174
Chapelwood	744	5,401	6,146	1,881	4,264	3,441
Chatham Harbor	2,288	13,546	15,834	539	15,295	9,629
Chelsea Place	2,167	12,278	14,445	145	14,301	12,079
Chelsea Ridge	733	41,151	41,884	—	41,884	36,250
Cherry Creek Garden	2,959	15,825	18,784	1,078	17,707	12,175
Chesapeake	775	8,185	8,960	1,391	7,568	7,006
Chesapeake Landing (OH)	3,666	25,287	28,953	308	28,645	23,201
Chestnut Hill	5,825	15,350	21,175	1,951	19,224	16,070
Chestnut Hill Village	7,879	43,207	51,086	9,304	41,782	25,588
Chimney Hill	2,698	14,275	16,974	5,518	11,456	5,400
Churchill Park Apartments	1,788	12,354	14,141	1,883	12,258	4,495
Churchill Park	2,298	10,503	12,801	893	11,908	6,450
Citadel	1,589	8,531	10,120	3,690	6,429	4,638
Citadel Village	1,185	5,945	7,130	2,116	5,014	2,450
Citrus Grove	1,118	6,722	7,840	735	7,105	4,930
Citrus Sunset	663	4,059	4,722	441	4,281	3,525
Civic Towers Apts	807	10,204	11,010	5,134	5,876	7,585
College Park (PA)	523	5,158	5,681	2,576	3,104	2,038
Colonade Gardens/Ferntree	766	4,836	5,601	671	4,930	2,672
Colonial Crest	959	5,815	6,774	648	6,126	1,653
Colony	1,121	6,820	7,940	693	7,248	3,219
Colony	218	3,594	3,812	1,832	1,980	1,465
Colony At Kenilworth	2,303	12,897	15,200	1,240	13,960	7,985
Colony House Apts	488	4,507	4,995	334	4,660	3,540
Cooper’s Pond	1,825	9,162	10,988	749	10,239	8,177
Copper Chase	1,757	8,818	10,575	1,473	9,102	5,016
Copperfield I & II	508	8,352	8,860	1,819	7,041	4,774
Coral Cove	1,381	7,085	8,466	1,583	6,882	3,888
Coral Gardens	3,190	15,782	18,972	5,471	13,502	12,308
Country Club Villas	1,049	7,103	8,152	1,982	6,169	5,387

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Country Club West	May-98	Greeley, CO	1986	288	2,848	16,138	788
Courtney Park	May-98	Fort Collins, CO	1986	248	2,726	15,450	524
Coventry Square	Nov-96	Houston, TX	1983	270	975	6,355	1,969
Creekside	Jan-96	Denver, CO	1974	328	2,607	8,319	453
Crossings At Bell	Jan-98	Amarillo, TX	1976	160	483	2,737	1,322
Crossings Of Bellevue	May-98	Nashville, TN	1985	300	2,588	14,667	1,271
Crossroads	May-98	Phoenix, AZ	1982	316	2,180	12,353	648
Crows Nest	Nov-96	League City, TX	1984	176	795	5,400	1,257
Cypress Landing	Dec-96	Savannah, GA	1984	200	915	5,188	722
Cypress Ridge	May-98	Houston, TX	1979	268	870	4,931	1,301
Debaliviere I	May-97	St. Louis, MO	1979	146	605	2,392	436
Deer Creek	Jan-93	Plainsboro, NJ	1975	288	2,948	8,480	4,373
Deercross (IN)	Dec-00	Indianapolis, IN	1979	372	1,166	10,494	—
Doral Springs	Dec-94	Miami, FL	1972	368	2,525	9,284	623
Douglaston Villas and Townhomes (Formerly Cameron Villas)	Aug-99	Altamonte Springs, FL	1979	234	1,721	9,835	902
Dunes	Dec-97	San Antonio, TX	1964	120	278	707	86
Dunwoody Park	Jul-94	Dunwoody, GA	1980	318	1,838	10,538	1,688
Eagle Rock Village	Dec-97	Wichita, KS	1985	352	2,467	12,394	2,702
Eagle’s Nest	May-98	San Antonio, TX	1973	226	1,053	5,966	392
Eaglewood/Woods	Jun-98	Memphis, TN	1983	584	750	16,544	4,901
Easton Village	Nov-96	Houston, TX	1983	146	440	6,584	3,750
Eden Crossing	Nov-94	Pensacola, FL	1985	200	1,111	6,332	1,089
Elm Creek	May-97	Elmhurst, IL	1986	372	5,339	30,253	13,610
Emerald Ridge	Feb-98	Tyler, TX	1984	484	1,469	8,324	1,160
Enfield	Oct-97	Dallas, TX	1986	286	1,400	2,970	2,725
Essex Park	Oct-98	Columbia, SC	1971	323	1,670	5,588	213
Evanston Place	May-97	Evanston, IL	1988	190	1,503	19,960	6,974
Evergreen Club	Oct-97	Jacksonville, FL	1987	240	1,395	4,749	1,130
Fairway	Dec-92	Plano, TX	1978	256	1,714	5,662	163
Fairway View I	Oct-98	Baton Rouge, LA	1972	242	1,562	6,168	274
Fairway View II	Oct-98	Baton Rouge, LA	1981	204	1,515	5,808	236
Fairways	Jul-94	Chandler, AZ	1986	352	1,830	10,403	7,782
Farmingdale	Dec-00	Darien, IL	1975	240	1,502	13,520	—
Ferntree	Oct-98	Phoenix, AZ	1970	219	1,243	12,818	526
Festival Field	Dec-97	Newport, RI	1973	204	430	6,999	(172)
Fieldcrest	Oct-98	Jacksonville, FL	1982	240	1,331	7,544	711
Fisherman’s Landing	Sep-98	Temple Terrace, FL	1986	256	1,643	9,311	862
Fisherman’s Landing	Dec-97	Bradenton, FL	1984	200	1,275	7,225	860
Fisherman’s Wharf	Nov-96	Clute, TX	1981	360	830	9,969	2,014
Foothill Place	Dec-94	Salt Lake City, UT	1973	450	3,693	14,291	5,786
Foothills	Oct-97	Tucson, AZ	1982	270	1,203	6,817	473
Forest	Dec-97	Houston, TX	1978	192	384	2,347	202
Forest River	Oct-98	Gadsden, AL	1979	248	862	3,755	341
Forrester Gardens	Dec-97	Tuscaloosa, AL	1972	152	200	4,041	545
Fox Run	Oct-96	Plainsboro, NJ	1973	776	8,442	33,326	2,224
Foxchase	May-97	Alexandria, VA	1947	2,028	39,390	93,181	17,374
Foxfire	Oct-98	Doraville, GA	1971	266	1,663	8,063	412
Foxtree	Oct-97	Tempe, AZ	1976	487	2,505	14,194	1,928
Frankford Place	Jul-94	Carrollton, TX	1982	274	1,125	6,382	990
Franklin Oaks	May-98	Franklin, TN	1987	468	4,031	22,842	1,542
Freedom Place Club	Oct-97	Jacksonville, FL	1988	352	2,289	12,970	1,218
Gateway Gardens	Oct-98	Cedar Rapids, IA	1969	328	1,994	7,795	165
Georgetown	Oct-93	South Bend, IN	1973	200	1,480	6,502	3,310
Georgetown	Oct-98	Columbus, OH	1962	150	1,087	4,289	261
Glen Hollow	Dec-99	Charlotte, NC	1972	336	2,133	10,174	802
Glenbrook	Oct-97	St. Petersburg, FL	1985	196	1,290	4,674	1,043
Governor’s Park	Aug-86	Little Rock, AR	1985	154	1,075	2,869	1,196
Governor’s Park	Oct-93	Ft. Collins, CO	1982	188	1,752	6,336	254
Grand Flamingo	Sep-97	Miami Beach, FL	1960	1,277	8,736	49,774	110,303
Grande Pointe	Dec-99	Columbia, MD	1974	324	2,715	15,382	2,140
Greens Of Naperville	May-97	Naperville, IL	1986	400	3,756	21,284	11,839
Greenspoint	Jan-96	Phoenix, AZ	1985	336	2,851	10,130	352
Greentree	Oct-93	Mobile, AL	1973	178	846	2,514	1,991

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Country Club West	2,848	16,926	19,774	2,738	17,036	11,050
Courtney Park	2,726	15,974	18,701	2,444	16,257	9,799
Coventry Square	681	8,618	9,299	3,263	6,036	4,962
Creekside	2,108	9,272	11,380	892	10,488	6,327
Crossings At Bell	483	4,059	4,542	623	3,919	2,328
Crossings Of Bellevue	2,588	15,938	18,527	2,577	15,950	8,100
Crossroads	2,180	13,001	15,181	2,060	13,121	6,683
Crows Nest	762	6,689	7,452	2,132	5,320	2,706
Cypress Landing	915	5,910	6,826	1,358	5,468	5,519
Cypress Ridge	870	6,232	7,102	978	6,124	4,250
Debaliviere I	286	3,146	3,433	215	3,218	2,465
Deer Creek	1,999	13,802	15,801	4,616	11,185	6,025
Deercross (IN)	1,749	9,911	11,660	—	11,660	8,866
Doral Springs	3,905	8,526	12,431	1,002	11,429	6,000
Douglaston Villas and Townhomes (Formerly Cameron Villas)	1,721	10,737	12,458	1,018	11,440	7,188
Dunes	128	943	1,071	142	929	733
Dunwoody Park	1,838	12,226	14,064	3,168	10,896	11,319
Eagle Rock Village	1,829	15,733	17,563	2,693	14,870	9,602
Eagle’s Nest	1,053	6,358	7,410	1,090	6,320	4,565
Eaglewood/Woods	830	21,365	22,195	8,227	13,967	9,856
Easton Village	448	10,326	10,774	2,337	8,437	3,995
Eden Crossing	1,111	7,421	8,532	1,859	6,673	5,406
Elm Creek	7,128	42,075	49,202	12,851	36,351	22,876
Emerald Ridge	1,469	9,484	10,953	1,236	9,718	5,994
Enfield	919	6,176	7,095	1,329	5,765	4,593
Essex Park	942	6,530	7,471	509	6,962	7,025
Evanston Place	1,507	26,930	28,438	6,374	22,063	18,008
Evergreen Club	1,434	5,841	7,275	1,206	6,069	5,285
Fairway	2,671	4,869	7,540	477	7,063	6,575
Fairway View I	1,394	6,610	8,004	530	7,474	4,000
Fairway View II	1,462	6,097	7,558	501	7,057	4,200
Fairways	1,830	18,185	20,015	3,965	16,050	10,023
Farmingdale	2,253	12,769	15,022	—	15,022	8,837
Ferntree	1,242	13,345	14,587	956	13,631	5,075
Festival Field	430	6,828	7,257	3,241	4,017	3,307
Fieldcrest	1,331	8,255	9,586	801	8,786	5,661
Fisherman’s Landing	1,643	10,173	11,816	1,041	10,775	5,409
Fisherman’s Landing	1,276	8,084	9,360	1,083	8,278	4,569
Fisherman’s Wharf	744	12,069	12,813	5,052	7,761	3,309
Foothill Place	5,779	17,991	23,770	6,041	17,730	10,100
Foothills	1,203	7,290	8,493	1,004	7,489	3,626
Forest	417	2,516	2,933	227	2,706	1,190
Forest River	638	4,320	4,958	281	4,677	3,212
Forrester Gardens	200	4,586	4,786	2,031	2,754	1,549
Fox Run	9,068	34,924	43,992	2,596	41,396	29,575
Foxchase	20,216	129,730	149,945	16,365	133,581	84,068
Foxfire	1,682	8,456	10,138	618	9,520	7,030
Foxtree	2,505	16,122	18,627	2,175	16,452	8,364
Frankford Place	1,125	7,372	8,497	2,092	6,405	5,874
Franklin Oaks	4,031	24,384	28,415	3,883	24,532	16,790
Freedom Place Club	2,289	14,188	16,477	1,920	14,557	6,557
Gateway Gardens	1,387	8,566	9,953	686	9,267	6,191
Georgetown	1,296	9,995	11,291	3,308	7,984	5,260
Georgetown	882	4,754	5,637	357	5,280	3,505
Glen Hollow	2,204	10,905	13,109	612	12,496	7,442
Glenbrook	1,383	5,625	7,007	1,151	5,857	4,983
Governor’s Park	486	4,654	5,140	1,386	3,754	3,780
Governor’s Park	1,307	7,035	8,342	527	7,815	4,468
Grand Flamingo	13,182	155,631	168,813	6,121	162,692	51,572
Grande Pointe	2,715	17,522	20,237	640	19,597	11,386
Greens Of Naperville	3,163	33,715	36,879	9,200	27,678	11,601
Greenspoint	2,896	10,438	13,334	877	12,456	8,541
Greentree	587	4,763	5,351	2,022	3,329	3,431

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Greentree	Dec-96	Carrollton, TX	1983	365	1,955	11,098	1,082
Hampton Hill	Nov-96	Houston, TX	1984	332	1,574	8,408	5,076
Harbor Cove	May-98	San Antonio, TX	1980	256	1,446	8,193	551
Harbor Town @ Jacaranda	Apr-99	Plantation, FL	1988	280	1,920	17,277	52
Hastings Place	Nov-96	Houston, TX	1984	176	734	3,382	1,986
Haverhill Commons	May-98	W. Palm Beach, FL	1986	222	1,656	9,386	1,478
Heather Ridge	May-98	Phoenix, AZ	1983	252	1,609	9,119	356
Heather Ridge	Dec-96	Arlington, TX	1983	180	614	3,478	438
Heritage Park Escondido	Dec-91	Escondidi, CA	1986	196	1,118	5,779	(126)
Heritage Park Livermore	Dec-91	Livermore, CA	1988	167	1,324	5,682	(126)
Heritage Village	Dec-97	Temple Terrace, FL	1967	252	713	10,678	9,773
Heritage Village Anaheim	Dec-91	Anaheim, CA	1986	196	1,488	6,180	(126)
Hibben Ferry I	Jul-84	MT. Pleasant, SC	1983	240	2,022	6,236	2,373
Hickory Ridge	Jan-85	Memphis, TN	1970	378	2,677	8,861	707
Hidden Cove (Formerly Lake Villa)	Dec-94	Belleville, MI	1976	120	810	3,503	1,480
Hidden Lake Apts	May-98	Tampa, FL	1983	267	1,361	7,715	484
Hiddentree	Oct-97	East Lansing, MI	1966	261	1,470	8,330	1,393
Highland Park	Dec-96	Fort Worth, TX	1985	500	1,823	10,330	5,664
Hillmeade	Nov-94	Nashville, TN	1985	288	2,872	16,066	3,549
Hollymead Square	Dec-97	Charlottesville, VA	1978	100	497	2,880	479
Hunt Club	Dec-00	Indianapolis, IN	1972	200	686	3,531	422
Hunt Club (MD)	Dec-97	Gaithersburg, MD	1986	336	2,913	26,218	284
Hunt Club (PA)	Dec-97	North Wales, PA	1986	320	3,728	33,555	157
Hunt Club I	Dec-00	Ypsilanti, MI	1988	296	1,014	9,128	99
Hunt Gardens	Dec-97	Baytown, TX	1984	100	422	2,378	81
Hunters Creek	May-99	Cincinnati, OH	1981	146	661	3,832	523
Hunters Crossing	Oct-99	Leesburg, VA	1967	164	1,425	8,076	384
Hunters Glen	Apr-98	Austell, GA	1983	72	301	1,704	186
Hunters Glen IV	Oct-98	Plainsboro, NJ	1976	264	2,617	9,217	775
Hunters Glen V	Oct-98	Plainsboro, NJ	1977	304	3,160	10,695	929
Hunters Glen VI	Oct-98	Plainsboro, NJ	1977	328	3,285	11,088	993
Huntington Athletic Club	Oct-98	Morrisville, NC	1986	212	1,916	8,302	665
Huntington Park (Formerly Marbella Club)	Jul-99	Miami, FL	1988	504	2,815	16,193	1,023
Huntington Pointe (Formerly Bella Vista)	Jul-99	Miami, FL	1986	352	2,560	14,660	683
Indian Creek Village	Oct-98	Overland Park, KS	1972	273	2,121	7,976	1,292
Island Club (Beville)	Dec-00	Daytona Beach, FL	1986	206	1,220	10,980	—
Island Club (CA)	Dec-00	Oceanside, CA	1986	603	4,920	44,281	—
Island Club (MD)	Dec-00	Columbia, MD	1986	176	6	50	—
Island Club (Palm Aire)	Dec-00	Pomano Beach, FL	1988	262	1,800	16,204	—
Islandtree	Oct-97	Savannah, GA	1985	216	1,267	7,181	858
Jefferson Place	Nov-94	Baton Rouge, LA	1985	234	2,696	15,115	1,707
Key Towers	Oct-99	Alexandria, VA	1964	142	1,218	6,902	408
Kingstown Gardens	Dec-97	Norfolk, VA	1968	64	57	506	94
Knollwood	Dec-94	Nashville, TN	1972	326	2,367	3,715	5,451
La Colina Ranch	Oct-98	Denton, TX	1984	264	1,613	5,123	206
La Jolla De Tucson Apts	May-98	Tucson, AZ	1978	223	1,342	7,603	710
La Jolla San Antonio	May-98	San Antonio, TX	1975	300	2,071	11,733	489
Lake Castleton Arms	Oct-98	Indianapolis, IN	1997	1,265	5,188	33,504	3,889
Lake Forest	Dec-97	Erie, PA	1973	204	278	5,135	(405)
Lake Forest Apts	Feb-95	Omaha, NE	1971	312	2,229	6,664	3,827
Lake Johnson Mews	Oct-98	Raleigh, NC	1972	201	1,761	5,597	252
Lakehaven I	May-97	Carol Stream, IL	1984	144	701	3,974	69
Lakehaven II	May-97	Carol Stream, IL	1985	348	1,673	9,482	1,022
Lakeland East	May-97	Jackson, MS	1984	144	464	3,199	258
Lakeside	Oct-98	Lisle, IL	1972	568	5,126	20,922	2,217
Lakeside North @ Carrollwood	Apr-99	Tampa, FL	1984	168	760	6,839	41
Lakeside Place	Oct-98	Houston, TX	1976	734	6,663	22,988	951
Lamplighter Park	Dec-94	Bellevue, WA	1967	174	1,781	6,525	1,620
Landings, The	Oct-98	Tampa, FL	1978	200	818	3,190	399

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Greentree	1,955	12,180	14,135	2,348	11,787	6,963
Hampton Hill	2,195	12,863	15,058	4,968	10,090	6,314
Harbor Cove	1,446	8,743	10,190	1,370	8,820	5,605
Harbor Town @ Jacaranda	2,982	16,267	19,249	206	19,043	19,304
Hastings Place	709	5,393	6,102	1,480	4,622	4,444
Haverhill Commons	1,656	10,864	12,520	1,670	10,850	9,100
Heather Ridge	1,609	9,474	11,084	1,474	9,609	5,695
Heather Ridge	614	3,916	4,530	772	3,758	3,775
Heritage Park Escondido	1,016	5,756	6,772	49	6,722	6,116
Heritage Park Livermore	1,032	5,849	6,881	58	6,823	6,170
Heritage Village	713	20,452	21,165	5,082	16,083	4,966
Heritage Village Anaheim	1,131	6,410	7,542	66	7,476	6,792
Hibben Ferry I	1,225	9,406	10,631	2,690	7,941	6,033
Hickory Ridge	1,807	10,438	12,245	825	11,420	6,083
Hidden Cove (Formerly Lake Villa)	380	5,413	5,792	1,599	4,194	2,200
Hidden Lake Apts	1,361	8,198	9,560	1,303	8,257	5,212
Hiddentree	1,470	9,723	11,193	1,416	9,778	4,103
Highland Park	6,296	11,522	17,817	2,493	15,325	8,770
Hillmeade	2,872	19,615	22,487	4,758	17,729	10,729
Hollymead Square	484	3,373	3,856	599	3,258	3,323
Hunt Club	859	3,780	4,639	349	4,290	3,880
Hunt Club (MD)	5,928	23,487	29,415	312	29,103	18,771
Hunt Club (PA)	6,367	31,073	37,440	286	37,154	21,500
Hunt Club I	1,536	8,705	10,241	—	10,241	8,602
Hunt Gardens	457	2,424	2,881	197	2,684	1,362
Hunters Creek	661	4,354	5,016	463	4,552	2,656
Hunters Crossing	1,464	8,422	9,886	80	9,806	4,640
Hunters Glen	301	1,890	2,191	213	1,978	1,010
Hunters Glen IV	2,735	9,874	12,609	851	11,758	7,983
Hunters Glen V	3,200	11,584	14,784	951	13,833	8,668
Hunters Glen VI	3,381	11,986	15,367	1,056	14,310	9,021
Huntington Athletic Club	1,867	9,015	10,883	583	10,300	7,297
Huntington Park (Formerly Marbella Club)	2,815	17,216	20,031	1,546	18,485	13,567
Huntington Pointe (Formerly Bella Vista)	2,560	15,343	17,903	1,384	16,519	12,765
Indian Creek Village	3,262	8,128	11,390	696	10,694	8,735
Island Club (Beville)	1,830	10,370	12,200	—	12,200	11,270
Island Club (CA)	7,380	41,821	49,201	—	49,201	43,240
Island Club (MD)	8	48	56	—	56	—
Island Club (Palm Aire)	2,701	15,303	18,004	—	18,004	17,270
Islandtree	1,267	8,039	9,306	1,117	8,189	3,961
Jefferson Place	2,697	16,821	19,518	4,163	15,354	9,162
Key Towers	1,257	7,271	8,528	69	8,459	5,654
Kingstown Gardens	135	523	657	80	577	65
Knollwood	1,504	10,028	11,533	5,535	5,998	6,780
La Colina Ranch	1,373	5,568	6,942	3,900	3,042	4,981
La Jolla De Tucson Apts	1,342	8,313	9,655	1,317	8,339	5,711
La Jolla San Antonio	2,071	12,222	14,293	1,910	12,383	8,425
Lake Castleton Arms	5,128	37,452	42,580	1,738	40,842	28,405
Lake Forest	278	4,730	5,008	2,363	2,645	2,093
Lake Forest Apts	2,191	10,528	12,719	4,087	8,632	4,700
Lake Johnson Mews	944	6,666	7,610	529	7,081	4,350
Lakehaven I	683	4,061	4,744	1,106	3,638	5,242
Lakehaven II	1,643	10,533	12,177	2,786	9,391	13,346
Lakeland East	494	3,428	3,921	570	3,351	3,373
Lakeside	5,283	22,983	28,266	1,648	26,618	17,200
Lakeside North @ Carrollwood	1,073	6,567	7,640	82	7,558	7,670
Lakeside Place	5,920	24,683	30,602	1,966	28,636	23,343
Lamplighter Park	2,781	7,145	9,926	1,872	8,054	3,500
Landings, The	656	3,751	4,407	319	4,088	2,186

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Landmark	May-98	Albuquerque, NM	1965	101	780	4,455	1,122
Landmark	Jan-93	Raleigh, NC	1970	292	2,505	8,233	5,108
Las Brisas (AZ)	Jul-94	Casa Grande, AZ	1985	132	573	3,260	393
Las Brisas (TX)	Dec-95	San Antonio, TX	1983	176	1,100	5,454	643
Lasalle	Dec-97	San Francisco, CA	1976	145	1,098	2,880	(16)
Lebanon Station	Oct-98	Columbus, OH	1974	387	1,918	9,089	204
Legend Oaks/The Woodlands	May-98	Tampa, FL	1983	416	2,304	13,058	788
Leona	Dec-97	Uvalde, TX	1973	40	86	986	531
Lexington	Jul-94	San Antonio, TX	1981	72	311	1,764	332
Lighthouse At Twin Lakes I	Oct-97	Beltsville, MD	1969	480	3,627	13,240	5,855
Lighthouse At Twin Lakes II	Oct-97	Beltsville, MD	1971	113	1,039	2,292	1,376
Lighthouse At Twin Lakes III	Oct-97	Beltsville, MD	1978	107	760	3,231	1,163
Lodge, The	Jan-96	Denver, CO	1973	376	2,848	9,105	439
Los Arboles	Sep-97	Chandler, AZ	1985	232	1,662	9,418	966
Madera Point	May-98	Phoenix, AZ	1986	256	2,103	11,916	1,178
Magnolia Square (Trace)	Oct-98	Baton Rouge, LA	1973	246	1,191	4,249	1,230
Maple Bay	Dec-99	Virginia Beach, VA	1971	414	2,598	14,719	2,075
Marrill House	Jan-00	Fairfax, VA	1962	159	1,836	10,405	596
Mayfair Village	Sep-99	West Lafayette, IN	1964	72	250	3,317	386
McMillian Place	Jan-96	Dallas, TX	1986	402	2,507	12,409	446
Meadow Creek	Apr-85	Boulder, CO	1972	332	1,387	10,027	9,321
Meadows	Dec-96	Austin, TX	1983	100	579	3,283	381
Mesa Ridge	May-98	San Antonio, TX	1986	200	1,209	6,852	322
Michigan Meadows	Dec-99	Indianapolis, IN	1965	253	582	3,539	(51)
Michigan Plaza — Commercial	Dec-99	Indianapolis, IN	1965	—	27	346	—
Millhopper Village	Oct-98	Gainesville, FL	1969	136	1,061	3,176	197
Misty Woods	Jan-96	Charlotte, NC	1986	228	1,448	5,921	289
Montecito	Jul-94	Austin, TX	1985	268	1,268	7,194	2,244
Mountain Run	Jul-99	Arvada, CO	1974	96	288	5,935	276
Mountainview	May-98	Colorado Springs, CO	1985	252	2,536	14,371	558
Newberry Park	May-97	Chicago, IL	1985	84	181	1,027	1,910
Newport	Jul-94	Avondale, AZ	1986	204	800	4,554	835
Nob Hill Villa	Dec-94	Nashville, TN	1971	472	2,417	10,087	6,371
North River Village	Oct-98	Atlanta, GA	1970	133	1,027	3,660	295
Northlake Village (Lima)	Dec-00	Lima, OH	1971	150	186	1,673	—
Northpoint	Dec-97	Chicago, IL	1921	304	2,139	12,370	457
Northview Harbor	Dec-99	Grand Rapids, MI	1982	360	2,016	10,696	751
Northwoods Apartments	Oct-98	Pensacola, FL	1979	320	1,869	6,544	539
Nottingham Square	Oct-98	Urbandale, IA	1974	442	1,890	7,820	138
Oak Falls	Nov-96	Spring, TX	1983	144	514	3,585	2,081
Oak Park Village I	Dec-00	Lansing, MI	1973	410	1,137	10,237	—
Oak Park Village II	Dec-00	Lansing, MI	1973	208	695	6,251	—
Oakbrook (MI)	Dec-99	Battle Creek, MI	1981	586	3,512	16,501	1,175
Oakwood Village On Lake Nan	Oct-98	Winter Park, FL	1973	278	1,581	5,673	355
Ocean Oaks Apartments	May-98	Port Orange, FL	1988	296	2,132	12,083	1,460
Old Farm	Dec-98	Lexington, KY	1985	330	1,893	10,725	724
Old Orchard	Dec-99	Grand Rapids, MI	1974	664	3,217	14,077	893
Old Salem	Oct-98	Charlottesville, VA	1967	364	2,820	12,940	608
Olde Towne West III	Dec-97	Alexandria, VA	1978	75	645	4,958	881
Olmos Club	Oct-97	San Antonio, TX	1983	134	322	1,825	233
Olympiad	Nov-94	Montgomery, AL	1986	176	1,046	5,958	871
One Lytle Place	Dec-97	Cincinnati, OH	1980	231	3,246	17,485	1,047
Orchidtree	Oct-97	Scottsdale, AZ	1971	278	2,314	13,112	1,022
Palencia	May-98	Tampa, FL	1985	420	2,804	15,887	5,576
Palm Lake (Village Square)	Oct-98	Tampa, FL	1972	150	954	6,266	1,407
Panorama Terrace	Oct-98	Birmingham, AL	1975	227	1,500	4,662	703
Paradise Palms	Jul-94	Phoenix, AZ	1970	130	647	3,684	716

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Landmark	780	5,577	6,357	586	5,771	2,339
Landmark	2,008	13,838	15,846	5,487	10,359	6,312
Las Brisas (AZ)	573	3,653	4,226	942	3,283	—
Las Brisas (TX)	1,100	6,097	7,197	1,368	5,829	4,430
Lasalle	594	3,367	3,961	—	3,961	3,970
Lebanon Station	1,807	9,403	11,211	680	10,531	6,658
Legend Oaks/The Woodlands	2,304	13,846	16,150	2,216	13,934	7,583
Leona	86	1,517	1,603	451	1,152	349
Lexington	312	2,095	2,407	511	1,896	973
Lighthouse At Twin Lakes I	2,994	19,728	22,722	6,264	16,457	12,313
Lighthouse At Twin Lakes II	625	4,081	4,706	1,478	3,228	2,855
Lighthouse At Twin Lakes III	735	4,419	5,154	1,282	3,872	3,481
Lodge, The	2,380	10,013	12,393	935	11,458	7,009
Los Arboles	1,662	10,384	12,046	1,421	10,625	6,957
Madera Point	2,103	13,094	15,197	2,026	13,171	8,067
Magnolia Square (Trace)	2,038	4,633	6,670	462	6,209	—
Maple Bay	2,598	16,794	19,392	588	18,803	9,972
Marrill House	1,836	11,001	12,837	346	12,491	6,893
Mayfair Village	276	3,676	3,952	1,549	2,403	2,497
McMillian Place	3,444	11,918	15,363	772	14,591	12,590
Meadow Creek	1,435	19,300	20,735	5,114	15,621	7,235
Meadows	579	3,664	4,243	656	3,587	2,875
Mesa Ridge	1,209	7,174	8,383	1,123	7,261	4,855
Michigan Meadows	807	3,262	4,070	313	3,757	1,557
Michigan Plaza — Commercial	27	346	373	198	175	—
Millhopper Village	543	3,891	4,434	337	4,097	2,700
Misty Woods	910	6,747	7,657	484	7,173	5,181
Montecito	1,268	9,438	10,706	2,533	8,173	5,967
Mountain Run	288	6,211	6,499	2,104	4,394	3,388
Mountainview	2,544	14,921	17,465	2,278	15,186	8,860
Newberry Park	156	2,962	3,118	930	2,188	8,377
Newport	800	5,389	6,189	1,505	4,684	4,730
Nob Hill Villa	2,863	16,011	18,874	6,356	12,518	6,925
North River Village	697	4,284	4,982	345	4,637	1,630
Northlake Village (Lima)	279	1,580	1,859	—	1,859	2,255
Northpoint	2,405	12,560	14,965	859	14,106	14,168
Northview Harbor	2,024	11,439	13,463	878	12,585	7,766
Northwoods Apartments	1,123	7,830	8,953	599	8,354	5,000
Nottingham Square	1,562	8,286	9,847	801	9,047	7,122
Oak Falls	508	5,672	6,180	1,519	4,661	4,844
Oak Park Village I	1,706	9,669	11,375	—	11,375	4,869
Oak Park Village II	1,042	5,904	6,946	—	6,946	3,281
Oakbrook (MI)	3,347	17,842	21,188	672	20,516	8,432
Oakwood Village On Lake Nan	1,303	6,306	7,610	574	7,035	3,834
Ocean Oaks Apartments	2,132	13,544	15,676	2,091	13,585	10,295
Old Farm	1,893	11,449	13,342	1,105	12,237	9,726
Old Orchard	3,232	14,954	18,186	662	17,524	10,418
Old Salem	1,952	14,416	16,369	978	15,391	9,943
Olde Towne West III	595	5,889	6,484	913	5,570	4,096
Olmos Club	322	2,058	2,380	294	2,086	1,174
Olympiad	1,046	6,830	7,875	1,725	6,150	4,817
One Lytle Place	2,033	19,745	21,778	1,312	20,466	12,530
Orchidtree	2,314	14,134	16,448	1,929	14,519	6,833
Palencia	2,804	21,462	24,266	3,206	21,060	13,047
Palm Lake (Village Square)	1,651	6,975	8,626	350	8,276	2,990
Panorama Terrace	1,109	5,756	6,865	539	6,326	3,681
Paradise Palms	647	4,401	5,047	1,152	3,896	4,190

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Park @ Cedar Lawn	Nov-96	Galveston, TX	1985	192	769	5,073	2,919
Park Avenue Towers (PA)	Dec-97	Wilkes-Barre, PA	1978	130	613	1,735	(12)
Park Capitol	Dec-94	Salt Lake City, UT	1972	135	1,219	3,455	1,025
Park Colony	May-98	Norcross, GA	1984	352	3,257	18,454	1,281
Park Towne	Oct-97	Philadelphia, PA	1959	980	11,592	27,573	19,763
Park Village	Dec-97	Hialeah, FL	1972	396	607	10,322	603
Parker House	Sep-00	Hyattsville, MD	1965	296	2,659	15,073	220
Parktown Townhouses	Oct-98	Deer Park, TX	1968	309	2,239	7,172	248
Parkway	Dec-97	Williamsburg, VA	1971	148	1,641	2,084	336
Parliament Bend	Jul-94	San Antonio, TX	1980	232	765	4,342	1,206
Patchen Place	Oct-98	Lexington, KY	1974	202	966	3,766	340
Peachtree Park	Jan-96	Atlanta, GA	1962/1995	295	4,681	12,957	2,412
Pembroke Court	Dec-97	Virginia Beach, VA	1974	458	1,897	12,199	4,871
Pendleton Riverside Apts	Apr-99	Pendleton, OR	1977	40	72	992	(437)
Penn Square	Dec-94	Albuquerque, NM	1982	210	1,128	6,478	880
Peppermill Place	Nov-96	Houston, TX	1983	224	406	3,957	2,489
Pickwick Place	Oct-98	Indianapolis, IN	1973	336	1,082	7,418	1,293
Pine Creek (MI)	Oct-97	Clio, MI	1978	233	852	4,830	616
Pine Creek (TX)	Dec-97	Houston, TX	1979	300	668	3,892	227
Pine Shadows	May-98	Phoenix, AZ	1983	272	2,093	11,858	573
Pinebrook	Oct-98	Jacksonville, FL	1974	208	856	4,854	478
Pinebrook	Jan-93	Ridgeland, MS	1979	160	743	2,073	770
Pines Of Roanoke	Oct-98	Roanoke, VA	1978	216	1,218	4,998	260
Pinetree	Oct-98	Charlotte, NC	1972	220	1,427	6,843	372
Place Du Plantier	Oct-98	Baton Rouge, LA	1972	268	1,783	5,974	253
Plantation Crossing	Jan-96	Marietta, GA	1979	180	1,537	6,118	276
Plantation Gardens	Oct-98	Plantation, FL	1971	372	2,347	9,661	1,666
Pleasant Ridge	Nov-94	Little Rock, AR	1982	200	1,660	9,464	1,171
Pleasant Valley Point	Nov-94	Little Rock, AR	1985	112	907	5,069	1,003
Point West	Dec-94	Charleston, SC	1973	120	629	4,487	1,298
Point West	May-97	Lenexa, KS	1985	172	979	5,548	1,802
Pointe James	Oct-98	Charleston, SC	1977	128	956	1,181	76
Polo Park	Oct-97	Midland, TX	1983	184	800	4,532	853
Post Ridge	Feb-95	Nashville, TN	1972	150	1,249	5,782	2,302
Prairie Hills	Jul-94	Albuquerque, NM	1985	260	1,680	9,633	1,384
Preston Creek	Oct-98	Dallas, TX	1979	228	1,919	8,259	341
Pride Gardens	May-97	Flora, MS	1975	76	265	1,502	2,337
Privado Park	May-98	Phoenix, AZ	1984	352	2,636	14,937	553
Quail Hollow	Oct-98	West Columbia, SC	1973	215	1,350	4,505	573
Quail Ridge	May-98	Tucson, AZ	1974	253	1,613	9,143	623
Quail Run	Oct-98	Columbia, SC	1970	332	2,040	8,412	277
Quail Run	Oct-98	Zionsville, IN	1972	166	1,398	4,815	147
Quail Woods	Oct-98	Gastonia, NC	1974	188	1,112	1,892	87
Raintree	Oct-98	Pensacola, FL	1971	168	192	1,091	1,720
Raintree	Oct-98	Anderson, SC	1972	176	796	2,752	177
Ramblewood	Dec-97	Norfolk, VA	1978	300	969	5,646	1,258
Ramblewood (MI)	Dec-99	Grand Rapids, MI	1973	1,630	9,742	59,378	4,061
Rancho Arms	Jun-97	Rancho Cordova, CA	1973	95	386	2,322	18
Rancho Sunset	Mar-98	Escondido, CA	1985	334	3,103	16,755	1,755
Randol Crossing	Dec-96	Fort Worth, TX	1984	160	728	4,125	711
Reflections (Tampa)	Dec-00	Tampa, FL	1988	350	1,997	17,975	(65)
Reflections (Virginia Beach)	Dec-00	Virginia Beach, VA	1987	480	2,827	25,445	135
Reflections (West Palm Beach)	Dec-00	West Palm Beach, FL	1986	303	1,342	12,081	—
Regency Oaks	Oct-98	Fern Park, FL	1965	343	1,630	3,348	2,376
Ridgecrest	Dec-96	Denton, TX	1983	152	393	2,228	507
Rio Cancion	Oct-98	Tucson, AZ	1983	379	2,832	16,090	821
River Loft Apartments	May-97	Philadelphia, PA	1910	197	1,687	10,911	3,738
River Reach	Jun-99	Naples, FL	1986	556	3,541	31,867	25

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Park @ Cedar Lawn	695	8,067	8,761	1,878	6,883	5,038
Park Avenue Towers (PA)	350	1,986	2,336	—	2,336	2,291
Park Capitol	735	4,963	5,698	1,135	4,563	2,725
Park Colony	3,257	19,735	22,992	3,074	19,918	10,788
Park Towne	3,817	55,110	58,927	18,488	40,439	37,289
Park Village	1,670	9,861	11,532	1,203	10,328	10,710
Parker House	2,665	15,287	17,952	146	17,805	7,815
Parktown Townhouses	2,156	7,503	9,659	651	9,008	7,800
Parkway	635	3,426	4,061	434	3,627	3,041
Parliament Bend	765	5,548	6,313	1,431	4,882	—
Patchen Place	977	4,095	5,072	427	4,646	3,000
Peachtree Park	4,683	15,366	20,050	3,214	16,836	13,798
Pembroke Court	3,584	15,383	18,967	1,540	17,427	10,695
Pendleton Riverside Apts	72	555	627	435	193	317
Penn Square	1,128	7,358	8,486	1,796	6,690	4,109
Peppermill Place	344	6,508	6,852	1,528	5,324	4,698
Pickwick Place	1,286	8,507	9,793	537	9,256	6,227
Pine Creek (MI)	852	5,445	6,298	642	5,656	2,225
Pine Creek (TX)	672	4,115	4,788	375	4,412	2,411
Pine Shadows	2,093	12,430	14,523	1,948	12,575	7,500
Pinebrook	857	5,331	6,188	508	5,679	3,559
Pinebrook	516	3,070	3,586	775	2,811	2,444
Pines Of Roanoke	1,053	5,422	6,475	439	6,037	4,143
Pinetree	1,480	7,162	8,642	472	8,170	4,880
Place Du Plantier	1,461	6,549	8,010	662	7,348	3,800
Plantation Crossing	1,467	6,464	7,931	502	7,429	4,825
Plantation Gardens	4,412	9,262	13,674	882	12,792	9,683
Pleasant Ridge	1,661	10,635	12,295	2,714	9,581	6,700
Pleasant Valley Point	907	6,073	6,979	1,578	5,402	3,682
Point West	1,010	5,404	6,414	1,377	5,038	2,407
Point West	1,175	7,153	8,329	2,711	5,617	5,425
Pointe James	283	1,930	2,213	305	1,909	1,199
Polo Park	800	5,386	6,185	771	5,415	2,145
Post Ridge	1,359	7,973	9,332	2,397	6,935	4,050
Prairie Hills	2,011	10,685	12,697	2,747	9,950	6,680
Preston Creek	2,902	7,617	10,519	556	9,963	4,500
Pride Gardens	178	3,926	4,104	1,581	2,523	840
Privado Park	2,636	15,491	18,127	2,397	15,730	8,750
Quail Hollow	1,099	5,329	6,428	405	6,024	2,850
Quail Ridge	1,613	9,766	11,380	1,562	9,817	6,085
Quail Run	1,475	9,255	10,729	639	10,091	5,295
Quail Run	1,024	5,336	6,360	613	5,747	4,272
Quail Woods	283	2,808	3,091	358	2,733	2,407
Raintree	—	3,003	3,003	(0)	3,003	2,585
Raintree	518	3,207	3,725	267	3,458	3,055
Ramblewood	581	7,293	7,873	1,107	6,766	4,787
Ramblewood (MI)	9,707	63,475	73,182	2,675	70,506	38,306
Rancho Arms	386	2,340	2,726	1,096	1,631	836
Rancho Sunset	3,103	18,510	21,613	1,955	19,658	13,522
Randol Crossing	728	4,836	5,564	901	4,663	3,421
Reflections (Tampa)	3,625	16,282	19,907	0	19,907	20,235
Reflections (Virginia Beach)	5,234	23,173	28,407	282	28,125	23,369
Reflections (West Palm Beach)	2,013	11,410	13,423	—	13,423	9,035
Regency Oaks	1,100	6,254	7,354	778	6,576	7,623
Ridgecrest	393	2,735	3,128	666	2,462	4,398
Rio Cancion	2,832	16,911	19,743	2,053	17,689	12,706
River Loft Apartments	1,132	15,204	16,336	1,835	14,501	6,391
River Reach	6,064	29,369	35,433	486	34,946	36,043

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

River Reach	Oct-98	Jacksonville, FL	1972	298	2,432	8,537	504
Rivercrest	Oct-98	Atlanta, GA	1970	312	3,077	11,101	480
Rivers Edge	Dec-94	Auburn, WA	1976	120	825	5,118	1,569
Riverside	Jul-94	Littleton, CO	1987	248	1,553	8,828	1,463
Riverside	Dec-80	Augusta, GA	1980	224	1,485	4,639	1,951
Riverside Park	Oct-97	Alexandria, VA	1973	1,222	11,845	50,174	18,030
Riverwalk	Dec-95	Little Rock, AR	1988	262	1,075	9,295	946
Riverwood (IN)	Dec-00	Indianapolis, IN	1978	120	395	3,552	—
Rocky Creek	Oct-98	Augusta, GA	1979	120	686	2,692	73
Rocky Ridge	Oct-98	Birmingham, AL	1973	116	617	2,290	315
Rolling Meadows	Dec-97	Ada, OK	1970	60	60	1,432	(327)
Rosecroft Mews	Oct-99	Ft. Washington, MD	1966	303	2,043	11,597	129
Rosemont Crossing (The Greens)	Oct-98	San Antonio, TX	1974	217	743	3,802	192
Royal Gardens	Oct-98	Hemet, CA	1987	137	521	2,817	543
Royal Palms	Jul-94	Mesa, AZ	1985	152	832	4,730	422
Runaway Bay (CA)	Dec-00	Antioch, CA	1986	283	1,740	15,659	—
Runaway Bay (FL)	Dec-00	Lantana, FL	1987	407	1,678	15,102	—
Runaway Bay (MI)	Dec-00	Lansing, MI	1987	288	981	8,829	—
Runaway Bay (NC)	Dec-00	Charlotte, NC	1985	280	1,208	10,868	—
Ryan’s Pointe	Oct-98	Houston, TX	1983	280	1,265	3,080	3,928
Salem Park	Oct-97	Ft. Worth, TX	1984	168	840	4,315	(286)
San Juan	Jun-97	Fair Oaks, CA	1973	70	381	1,592	88
San Marina	Mar-98	Phoenix, AZ	1986	399	1,926	10,954	1,062
Sand Castles	Oct-97	League City, TX	1987	138	978	5,541	517
Sand Pebble	Oct-97	El Paso, TX	1983	208	861	4,879	508
Sandalwood	May-98	Houston, TX	1979	352	1,462	8,287	610
Sandpiper	Jan-95	St. Petersburg, FL	1984	276	1,766	8,199	1,277
Sandpiper Cove	May-97	Boynton Beach, FL	1987	416	11,447	29,088	2,630
Sands Point	Jan-96	Phoenix, AZ	1985	432	3,043	10,960	402
Savannah Trace	Dec-00	Shaumburg, IL	1986	368	18	163	—
Sawgrass	Jul-97	Orlando, FL	1986	208	1,443	8,157	835
Scandia	Dec-00	Indianapolis, IN	1977	444	1,789	16,099	—
Scotch Pines East	Dec-91	Ft. Collins, CO	1977	102	688	2,912	1,471
Seaside Point	Nov-96	Galveston, TX	1985	102	295	2,994	3,019
Seasons (TX)	Oct-95	San Antonio, TX	1976	280	974	5,749	2,696
Shadetree	Oct-97	Tempe, AZ	1965	123	591	3,349	772
Shadow Brook	Dec-00	West Valley City, UT	1984	300	2,216	6,861	308
Shadow Creek Apartments	May-98	Phoenix, AZ	1984	266	2,087	11,824	607
Shadow Lake	Oct-97	Greensboro, NC	1988	136	1,054	5,972	646
Shadowood	May-97	Chapel Hill, NC	1987	336	2,377	11,898	196
Shaker Square	Oct-98	Whitehall, OH	1968	194	1,177	5,357	94
Shallow Creek	May-98	San Antonio, TX	1982	208	1,234	6,995	351
Shenandoah Crossing	Dec-97	Fairfax, VA	1984	640	6,445	58,009	(89)
Shoreview	May-97	San Francisco, CA	1976	156	1,290	2,920	3,128
Signal Pointe (Squire One)	Oct-98	Winter Park, FL	1971	368	2,108	6,805	453
Signature Point	Nov-96	League City, TX	1994	304	2,160	13,627	3,602
Silktree	Oct-97	Phoenix, AZ	1979	86	421	2,383	280
Silver Ridge	Oct-98	Maplewood, MN	1986	186	650	3,677	1,011
Silverado	Oct-98	El Paso, TX	1973	248	821	4,469	1,567
Ski Lodge	Oct-98	Montgomery, AL	1978	522	2,538	8,781	544
Snowden Village I	Oct-98	Fredericksburg, VA	1970	132	978	3,004	81
Snowden Village II	Oct-98	Fredericksburg, VA	1980	122	864	3,008	40
Snug Harbor	Dec-95	Las Vegas, NV	1990	64	750	2,966	456
Society Park	Oct-98	Tampa, FL	1968	324	1,135	4,266	1,428
Society Park East	Oct-98	Indian Harbor, FL	1963	200	1,013	6,278	1,430
Somerset Lakes	May-99	Indianapolis, IN	1974	360	3,533	20,285	566
Somerset Village	May-96	West Valley City, UT	1985	486	4,375	17,600	1,963
South Point	Oct-98	Durham, NC	1980	180	1,429	5,377	171
South Willow	Jul-94	West Jordan, UT	1987	440	2,218	12,612	1,653
Southport	Mar-97	Tulsa, OK	1984	240	1,394	5,255	3,787
Southridge Assoc	Dec-96	Greenville, TX	1984	160	643	3,645	537

[Additional columns below]

[Continued from above table, first column(s) repeated]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

River Reach	2,450	9,023	11,473	710	10,763	6,693
Rivercrest	2,227	12,431	14,658	1,131	13,527	12,240
Rivers Edge	1,345	6,167	7,512	1,623	5,889	3,979
Riverside	1,554	10,290	11,844	2,696	9,149	10,098
Riverside	1,286	6,789	8,075	1,613	6,462	3,685
Riverside Park	9,869	70,181	80,050	19,580	60,470	50,542
Riverwalk	1,075	10,241	11,316	2,155	9,160	6,128
Riverwood (IN)	592	3,355	3,947	—	3,947	1,931
Rocky Creek	330	3,122	3,451	214	3,238	1,974
Rocky Ridge	542	2,680	3,222	261	2,961	1,450
Rolling Meadows	60	1,106	1,166	728	438	441
Rosecroft Mews	2,043	11,727	13,770	112	13,658	9,580
Rosemont Crossing (The Greens)	728	4,009	4,737	367	4,370	2,793
Royal Gardens	521	3,360	3,881	260	3,621	2,378
Royal Palms	832	5,152	5,984	1,331	4,653	3,245
Runaway Bay (CA)	2,610	14,789	17,399	—	17,399	12,100
Runaway Bay (FL)	2,517	14,263	16,780	—	16,780	14,186
Runaway Bay (MI)	1,472	8,339	9,810	—	9,810	9,040
Runaway Bay (NC)	1,811	10,265	12,076	—	12,076	9,020
Ryan’s Pointe	885	7,388	8,273	169	8,104	4,229
Salem Park	555	4,314	4,869	1,423	3,446	2,975
San Juan	381	1,680	2,060	810	1,250	564
San Marina	1,926	12,016	13,942	1,548	12,394	7,738
Sand Castles	978	6,058	7,036	844	6,192	2,913
Sand Pebble	861	5,387	6,248	775	5,473	2,544
Sandalwood	1,462	8,897	10,360	1,454	8,906	4,525
Sandpiper	2,013	9,229	11,242	1,425	9,817	3,950
Sandpiper Cove	8,382	34,783	43,165	9,440	33,725	12,210
Sands Point	2,890	11,516	14,406	951	13,454	9,487
Savannah Trace	27	154	181	—	181	—
Sawgrass	1,443	8,992	10,435	1,320	9,115	4,332
Scandia	2,683	15,204	17,887	—	17,887	12,958
Scotch Pines East	689	4,381	5,070	1,544	3,526	2,714
Seaside Point	215	6,093	6,308	1,223	5,085	1,970
Seasons (TX)	982	8,437	9,419	1,582	7,838	4,334
Shadetree	591	4,121	4,712	604	4,107	1,936
Shadow Brook	2,055	7,330	9,385	700	8,685	6,000
Shadow Creek Apartments	2,087	12,430	14,517	1,933	12,584	6,642
Shadow Lake	1,054	6,619	7,672	900	6,772	3,041
Shadowood	2,125	12,345	14,470	1,029	13,441	10,397
Shaker Square	1,037	5,592	6,629	446	6,183	3,192
Shallow Creek	1,234	7,345	8,580	1,151	7,429	4,390
Shenandoah Crossing	11,768	52,598	64,365	506	63,859	36,842
Shoreview	218	7,120	7,337	661	6,676	4,170
Signal Pointe (Squire One)	1,269	8,096	9,365	665	8,701	8,875
Signature Point	2,134	17,255	19,389	3,223	16,167	6,923
Silktree	421	2,663	3,084	374	2,710	1,463
Silver Ridge	—	5,338	5,338	0	5,338	4,525
Silverado	3,251	3,606	6,857	293	6,564	3,519
Ski Lodge	1,751	10,112	11,864	897	10,966	6,800
Snowden Village I	581	3,482	4,062	319	3,743	2,377
Snowden Village II	549	3,364	3,913	293	3,620	2,562
Snug Harbor	751	3,421	4,172	775	3,397	2,398
Society Park	2,255	4,574	6,830	523	6,306	5,311
Society Park East	1,898	6,823	8,721	420	8,301	4,106
Somerset Lakes	3,533	20,852	24,385	2,232	22,153	13,909
Somerset Village	4,375	19,563	23,938	3,760	20,179	12,242
South Point	1,259	5,718	6,977	485	6,491	4,600
South Willow	2,218	14,266	16,483	3,756	12,727	9,976
Southport	2,884	7,552	10,436	3,661	6,775	4,358
Southridge Assoc	643	4,182	4,826	872	3,954	3,946

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Spectrum Pointe	Jul-94	Marietta, GA	1984	196	1,029	5,903	895
Springhill Lake	Oct-97	Greenbelt, MD	1969	2,907	20,793	70,845	26,443
St. Charleston Village	Oct-98	Las Vegas, NV	1980	312	2,035	7,778	432
Standart Woods Apts	Dec-97	Auburn, NY	1969	330	891	5,274	316
Steeplechase	Dec-00	Williamsburg, VA	1986	220	1,321	11,886	—
Steeplechase (MD)	Dec-97	Largo, MD	1986	240	1,888	16,995	20
Steeplechase (OH)	May-99	Loveland, OH	1988	272	1,669	9,539	471
Stirling Court	Nov-96	Houston, TX	1984	228	946	5,958	1,838
Stone Creek Club	Dec-97	Germantown, MD	1984	240	1,909	17,181	400
Stone Mountain West	Oct-98	Stone Mountain, GA	1971	142	1,236	4,200	214
Stone Pointe Village	Dec-99	Fort Wayne, IN	1980	296	1,809	8,591	1,037
Stonebrook	Jun-97	Sanford, FL	1991	244	2,071	9,353	786
Stoney Brook	Nov-96	Houston, TX	1972	113	579	3,871	790
Stonybrook Apts	May-98	Tucson, AZ	1983	411	2,187	12,278	1,180
Strawbridge Square	May-97	Alexandria, VA	1979	128	917	3,932	947
Summerchase	May-97	Van Buren, AR	1974	72	170	962	1,489
Summerwalk	Oct-98	Winter Park, FL	1974	306	1,991	6,650	816
Summerwalk At The Crossing	Nov-00	Tucker, GA	1989	264	1,663	14,971	742
Summit Creek	May-98	Austin, TX	1985	164	611	3,464	3,206
Sun Grove	Jul-94	Peoria, AZ	1986	86	659	3,749	270
Sun Lake	May-98	Lake Mary, FL	1986	600	4,556	25,819	1,683
Sun River Village	Oct-98	Tempe, AZ	1981	334	2,651	9,119	403
Sunbury Downs	Nov-96	Houston, TX	1982	240	565	4,380	2,715
Sunchase Clearwater	Nov-94	Clearwater, FL	1985	461	2,177	19,641	2,592
Sunchase East	Nov-94	Orlando, FL	1985	296	927	8,361	1,107
Sunchase North	Nov-94	Orlando, FL	1985	324	1,013	9,142	1,357
Sunchase Tampa	Nov-94	Tampa, FL	1985	216	757	6,831	1,227
Sundown Village	Mar-98	Tucson, AZ	1984/1994	330	2,214	12,582	661
Sunlake	Sep-98	Brandon, FL	1986	88	189	1,086	3,907
Sunrise V	Dec-91	Richmond, VA	1976	229	1,587	4,630	2,442
Sunrunner	Jan-96	St. Petersburg, FL	1980	200	1,203	4,410	197
Sunset Village	Mar-98	Oceanside, CA	1987	114	1,128	6,392	417
Surrey Oaks	Oct-97	Bedford, TX	1983	152	628	3,560	518
Swiss Village	Nov-96	Houston, TX	1972	360	1,011	11,310	698
Sycamore Creek	Dec-91	Cincinnati, OH	1978	295	1,830	7,105	3,994
Taj Mahal	Dec-97	Fort Worth, TX	1958	131	155	841	91
Tall Timbers	Oct-97	Houston, TX	1982	256	1,238	7,016	554
Tamarac Village	Dec-94	Denver, CO	1979	564	4,499	14,318	3,709
Tar River Estates	Oct-98	Greenville, NC	1969	402	2,411	6,546	1,405
Tates Creek Village	Oct-98	Lexington, KY	1970	204	1,282	6,643	1,294
Tatum Gardens Apartments	May-98	Phoenix, AZ	1985	128	653	3,699	3,086
The Apartment	Dec-94	Omaha, NE	1973	204	1,186	5,175	3,570
The Arbors Apartments	May-98	Deland, FL	1983	224	1,507	8,537	1,149
The Arbours Of Hermitage	Dec-94	Hermitage, TN	1972	350	2,143	7,367	6,476
The Bluffs	Dec-98	Laffayette, IN	1982	181	979	5,549	855
The Bradford	Oct-97	Midland, TX	1982	218	705	3,996	(424)
The Breakers	Oct-98	Daytona Beach, FL	1985	208	1,008	5,710	695
The Falls Of Bells Ferry	May-98	Marietta, GA	1987	720	6,568	37,218	1,468
The Gates Of West Bay	Dec-97	Norfolk, VA	1963	202	483	3,424	255
The Greens	Dec-97	Chandler, AZ	2000	324	2,303	6,744	14,098
The Hills At The Arboretum	Oct-97	Austin, TX	1983	329	1,367	7,747	8,010
The Knolls	Oct-98	Colorado Springs, CO	1972	262	2,559	8,058	1,833
The Lakes	Dec-94	Raleigh, NC	1972	600	3,822	15,265	971
The Lexington	Oct-98	Sarasota, FL	1974	267	1,863	6,516	206
The Loft	Oct-98	Raleigh, NC	1974	184	1,667	6,316	195
The Park	Oct-98	Melbourne, FL	1983	120	719	4,072	250
The Park At Deerbrook	Oct-98	Humble, TX	1984	100	470	1,017	188
The Pines	Oct-98	Palm Bay, FL	1984	216	601	3,406	502

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Spectrum Pointe	1,029	6,798	7,827	1,784	6,043	5,020
Springhill Lake	11,438	106,642	118,080	26,691	91,389	53,837
St. Charleston Village	1,595	8,651	10,246	632	9,614	7,215
Standart Woods Apts	741	5,741	6,482	253	6,229	5,340
Steeplechase	1,981	11,226	13,207	—	13,207	9,425
Steeplechase (MD)	3,120	15,784	18,903	202	18,701	11,914
Steeplechase (OH)	2,009	9,670	11,679	1,055	10,624	8,324
Stirling Court	977	7,765	8,742	3,519	5,223	4,517
Stone Creek Club	3,190	16,301	19,491	204	19,286	12,058
Stone Mountain West	817	4,833	5,650	341	5,309	3,000
Stone Pointe Village	1,810	9,627	11,437	614	10,823	6,163
Stonebrook	2,071	10,140	12,210	1,560	10,650	5,915
Stonegate Village	287	1,624	1,910	—	1,910	1,617
Stoney Brook	704	4,536	5,240	1,028	4,212	2,624
Stonybrook Apts	2,167	13,478	15,645	2,248	13,397	5,598
Strawbridge Square	505	5,290	5,795	289	5,506	3,190
Summerchase	81	2,540	2,621	1,851	769	617
Summerwalk	1,374	8,084	9,458	499	8,959	4,845
Summerwalk At The Crossing	2,124	15,252	17,376	850	16,526	17,360
Summit Creek	1,153	6,128	7,281	1,424	5,857	3,456
Sun Grove	659	4,019	4,678	1,069	3,609	—
Sun Katcher (Teal Pt)	785	9,605	10,389	1,398	8,991	8,458
Sun Lake	4,556	27,503	32,059	4,415	27,644	14,655
Sun River Village	2,081	10,091	12,173	791	11,382	6,065
Sunbury Downs	517	7,143	7,660	1,526	6,134	5,190
Sunchase Clearwater	2,177	22,232	24,410	5,487	18,923	16,015
Sunchase East	927	9,468	10,395	2,364	8,031	8,406
Sunchase North	1,013	10,499	11,512	2,616	8,897	11,275
Sunchase Tampa	757	8,057	8,815	2,075	6,739	6,739
Sundown Village	2,214	13,243	15,457	1,567	13,890	8,276
Sunlake	632	4,550	5,182	1,107	4,075	2,696
Sunrise V	1,157	7,502	8,659	2,548	6,111	6,390
Sunrunner	892	4,918	5,810	400	5,409	3,250
Sunset Village	1,128	6,810	7,937	713	7,225	5,442
Surrey Oaks	628	4,077	4,706	470	4,235	2,165
Swiss Village	868	12,151	13,019	5,038	7,981	7,426
Sycamore Creek	1,897	11,033	12,930	4,025	8,905	8,336
Taj Mahal	152	936	1,087	88	999	305
Tall Timbers	1,238	7,570	8,808	1,075	7,733	3,858
Tamarac Village	3,797	18,730	22,526	3,878	18,649	9,400
Tar River Estates	1,327	9,035	10,362	1,097	9,265	4,506
Tates Creek Village	2,004	7,215	9,219	470	8,749	4,210
Tatum Gardens Apartments	1,117	6,321	7,437	1,411	6,027	3,360
The Apartment	1,291	8,640	9,931	3,744	6,188	4,703
The Arbors Apartments	1,507	9,686	11,193	1,518	9,675	7,605
The Arbours Of Hermitage	2,064	13,922	15,986	6,072	9,914	5,650
The Bluffs	979	6,404	7,383	606	6,777	3,746
The Bradford	519	3,758	4,277	543	3,734	1,542
The Breakers	1,008	6,406	7,413	629	6,785	3,719
The Falls Of Bells Ferry	6,568	38,685	45,253	5,913	39,340	26,215
The Gates Of West Bay	601	3,561	4,162	334	3,829	2,466
The Greens	2,303	20,841	23,145	2	23,143	17,500
The Hills At The Arboretum	1,367	15,757	17,124	1,179	15,946	7,903
The Knolls	3,151	9,300	12,451	751	11,699	9,883
The Lakes	3,966	16,093	20,059	1,301	18,758	12,240
The Lexington	1,603	6,983	8,585	601	7,985	7,020
The Loft	1,623	6,555	8,177	1,264	6,913	4,276
The Park	720	4,321	5,041	418	4,623	2,496
The Park At Deerbrook	354	1,321	1,675	443	1,232	1,509
The Pines	603	3,906	4,509	338	4,171	2,190

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

The Sterling	Oct-98	Philadelphia, PA	1962	536	7,610	35,768	1,932
The Stratford	May-98	San Antonio, TX	1979	269	1,920	10,879	541
Thicket	Dec-97	Houston, TX	1982	279	392	2,700	172
Thurber Manor	Oct-98	Columbus, OH	1965	115	873	2,713	325
Timber Ridge	Oct-98	Sharonville, OH	1972	248	1,537	5,706	412
Timberlake	May-97	Arlington, TX	1971	224	258	6,820	270
Timbermill	Oct-95	San Antonio, TX	1982	296	778	4,674	1,046
Timbertree	Oct-97	Phoenix, AZ	1980	387	2,334	13,229	1,062
Torrey Pines Village	Oct-98	Las Vegas, NV	1980	204	1,332	5,031	229
Township I & II	Nov-96	Littleton, CO	1986	161	1,058	11,166	11,005
Trails Of Ashford	May-98	Houston, TX	1979	514	2,650	15,018	950
Treehouse	Dec-97	College Station, TX	1982	156	701	3,828	139
Treetops	Dec-00	San Bruno, CA	1987	310	13	120	—
Trinity Apartments	Mar-00	Irving, TX	1985	596	3,669	15,344	3,322
Tropical Gardens	Dec-97	Lauderdale Lake, FL	1983	245	1,335	7,166	940
Twin Lake Towers	Oct-98	Westmont ,IL	1969	399	3,461	13,538	1,281
Twin Lakes	Apr-93	Palm Harbor, FL	1986	262	2,180	4,393	2,020
Victoria Station	Jun-98	Victoria, TX	1997	224	425	3,946	2,710
Villa La Paz	Jun-98	Sun City, CA	1990	96	573	3,096	302
Villa Ladera	Jan-96	Albuquerque, NM	1985	280	1,765	10,013	1,797
Villa Nova	Dec-91	Indianapolis, IN	1972	126	693	2,777	357
Villa Serena	Dec-91	Chino, CA	1987	186	949	5,033	(126)
Village	Dec-91	Barndon, FL	1986	112	960	4,093	129
Village Creek At Brookhill	Jul-94	Westminster, CO	1987	324	2,446	13,901	1,391
Village Crossing	May-98	W. Palm Beach, FL	1986	189	1,618	9,167	1,309
Village East	Dec-94	Colorado Springs, CO	1972	137	1,059	3,627	1,812
Village Gardens	Oct-98	Fort Collins, CO	1973	141	1,136	3,502	186
Village Green	Oct-98	Montgomery, AL	1972	337	1,767	5,452	221
Village Green (AL)	Dec-97	Mobile, AL	1973	208	310	201	4,633
Village In The Woods	Jan-96	Cypress, TX	1983	530	3,631	15,292	644
Village Of Pennbrook	Oct-98	Levitown, PA	1970	722	5,533	31,345	26,352
Villas (VA)	Dec-97	Portsmouth, VA	1977	196	669	3,937	359
Vinings Peak	Jan-96	Atlanta, GA	1980	280	2,838	10,146	402
Vista Del Lagos	Nov-97	Chandler, AZ	1986	200	1,415	7,494	80
Vista Ventana Apartments	May-98	Phoenix, AZ	1982	275	1,908	10,810	583
Walker Springs Apts	Dec-91	Knoxville, TN	1974	168	528	2,696	1,987
Walnut Springs	Dec-96	San Antonio, TX	1983	224	998	5,657	454
Warwick	Dec-97	Abilene, TX	1984	152	779	4,433	169
Waterford	Nov-96	Houston, TX	1984	312	533	5,692	1,020
Waterways Village	Jun-97	Aventura, FL	1991	180	4,504	11,702	616
Weatherly	Oct-98	Stone Mountain, GA	1984	224	1,275	6,887	1,026
Wellspring	Dec-97	Columbia, SC	1985	232	564	9,114	—
West 135th Street	Aug-98	New York, NY	1979	198	1,195	14,969	1,232
West Lake Arms Apts	May-97	Indianapolis, IN	1977	1,381	3,989	22,697	1,785
West Way Village	May-98	Houston, TX	1979	326	980	5,554	4,846
West Woods	Dec-00	Annapolis, MD	1981	57	233	2,097	—
Westgate	Oct-98	Houston, TX	1971	313	1,998	8,933	2,517
Whispering Pines	Oct-98	Madison, WI	1986	136	719	4,046	175
Wickertree	Oct-97	Phoenix, AZ	1983	226	1,225	6,944	441
Wildflower	Oct-97	Midland, TX	1982	264	705	3,996	1,222
Williams Cove	Jul-94	Irving, TX	1984	260	1,227	6,972	810
Williamsburg	May-98	Rolling Meadows, IL	1985	329	2,717	15,398	1,288
Williamsburg Apts	Oct-98	Indianapolis, IN	1974	460	2,396	8,923	863
Williamsburg Manor	Jan-95	Cary, NC	1972	183	1,789	7,451	1,027
Williamsburg On The Wabash (IN)	Dec-99	West Lafayette, IN	1967	473	3,225	17,569	802
Willow Park On Lake Adelaide	Oct-98	Altamonte Springs, FL	1972	185	1,135	5,501	295
Willow Tree	Dec-97	Baytown, TX	1983	100	309	1,810	94
Willowick	Oct-98	Greenville, SC	1974	180	792	2,698	309
Winchester Village Apts	Sep-99	Indianapolis, IN	1966	96	14	1,467	785
Winddrift (IN)	Dec-00	Indianapolis, IN	1980	166	608	5,471	—
Windridge	May-98	San Antonio, TX	1983	276	1,480	8,386	449

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

The Sterling	5,068	40,241	45,309	5,083	40,226	22,504
The Stratford	1,920	11,420	13,340	1,860	11,480	5,660
Thicket	507	2,757	3,264	203	3,061	1,170
Thurber Manor	513	3,398	3,911	261	3,650	2,214
Timber Ridge	1,106	6,549	7,654	507	7,148	5,121
Timberlake	1,247	6,101	7,348	473	6,875	1,940
Timbermill	778	5,720	6,498	1,310	5,189	3,370
Timbertree	2,334	14,290	16,625	1,962	14,663	7,415
Torrey Pines Village	989	5,603	6,592	375	6,217	4,752
Township I & II	836	22,393	23,229	3,611	19,618	9,027
Trails Of Ashford	2,650	15,968	18,618	2,452	16,166	8,615
Treehouse	684	3,984	4,668	304	4,364	2,110
Treetops	20	113	133	—	133	—
Trinity Apartments	3,669	18,666	22,335	5,955	16,380	8,369
Tropical Gardens	1,300	8,141	9,441	1,188	8,253	7,793
Twin Lake Towers	2,647	15,633	18,280	1,450	16,830	10,706
Twin Lakes	1,595	6,998	8,593	2,131	6,462	7,243
Victoria Station	648	6,433	7,081	1,968	5,112	3,048
Villa La Paz	573	3,398	3,971	376	3,596	2,301
Villa Ladera	2,235	11,339	13,575	2,438	11,137	5,177
Villa Nova	693	3,134	3,827	—	3,827	2,231
Villa Serena	879	4,978	5,857	42	5,815	5,038
Village	894	4,288	5,181	292	4,889	1,861
Village Creek At Brookhill	2,446	15,292	17,738	3,930	13,808	—
Village Crossing	1,618	10,476	12,093	1,634	10,459	7,000
Village East	1,120	5,377	6,497	1,911	4,586	2,150
Village Gardens	808	4,016	4,824	412	4,412	4,518
Village Green	1,228	6,212	7,440	568	6,871	4,686
Village Green (AL)	310	4,834	5,144	2,139	3,005	2,323
Village In The Woods	3,148	16,420	19,567	1,171	18,397	14,262
Village Of Pennbrook	—	63,230	63,230	26,064	37,166	19,300
Villas (VA)	685	4,281	4,966	501	4,466	2,782
Vinings Peak	2,416	10,970	13,386	874	12,512	8,271
Vista Del Lagos	1,415	7,574	8,989	2,969	6,020	4,810
Vista Ventana Apartments	1,908	11,393	13,301	1,720	11,581	6,085
Walker Springs Apts	501	4,710	5,211	2,079	3,132	2,402
Walnut Springs	998	6,110	7,109	1,787	5,322	4,058
Warwick	753	4,628	5,381	351	5,030	2,312
Waterford	270	6,975	7,245	2,305	4,940	5,413
Waterways Village	4,504	12,318	16,822	1,954	14,868	7,360
Weatherly	1,275	7,913	9,188	746	8,443	4,568
Wellspring	564	9,114	9,678	3,936	5,742	5,399
West 135th Street	1,131	16,264	17,395	5,336	12,059	3,500
West Lake Arms Apts	2,966	25,505	28,471	2,247	26,224	15,630
West Way Village	2,457	8,923	11,380	2,042	9,338	4,753
West Woods	349	1,980	2,330	—	2,330	1,934
Westgate	2,876	10,573	13,449	2,681	10,768	5,920
Whispering Pines	—	4,940	4,940	9	4,930	4,148
Wickertree	1,225	7,385	8,610	1,033	7,577	3,898
Wildflower	705	5,218	5,923	750	5,172	1,953
Williams Cove	1,227	7,782	9,009	2,082	6,927	5,507
Williamsburg	2,717	16,686	19,403	2,579	16,824	11,930
Williamsburg Apts	1,338	10,844	12,182	974	11,208	7,400
Williamsburg Manor	1,831	8,436	10,267	1,288	8,978	4,150
Williamsburg On The Wabash (IN)	2,968	18,628	21,596	612	20,983	12,215
Willow Park On Lake Adelaide	1,275	5,655	6,930	413	6,518	3,923
Willow Tree	355	1,858	2,213	148	2,065	1,125
Willowick	505	3,294	3,799	300	3,499	3,110
Winchester Village Apts	101	2,164	2,265	1	2,264	—
Winddrift (IN)	912	5,167	6,079	—	6,079	4,917
Windridge	1,480	8,835	10,315	1,391	8,924	5,955

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Windrift (FL)	Dec-00	Orlando, FL	1987	290	1,324	11,915	—
Windrift Oceanside, CA	Dec-00	Oceanside, CA	1987	409	14	123	—
Windsong At Chambrell	Dec-97	Akron, OH	1987	83	522	2,957	—
Windsor At South Square	Oct-98	Durham, NC	1972	230	1,632	5,122	213
Windsor Crossing	Dec-97	Newport News, VA	1978	156	654	2,831	552
Windsor Hills	Oct-98	Blacksburg, VA	1970	300	1,952	6,946	207
Windsor Landing	Oct-97	Morrow, GA	1991	200	1,641	9,298	527
Windsor Park	Dec-00	Woodbridge, VA	1987	220	7	60	—
Windward At The Villages	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,037	974
Wood Lake	Jan-96	Atlanta, GA	1983	220	2,362	8,659	326
Woodcrest	Dec-97	Odessa, TX	1972	80	41	2,069	1,855
Woodhaven	Mar-94	Chesapeake, VA	1968	208	1,196	4,987	862
Woodhill Associates	Dec-96	Denton, TX	1985	352	1,554	8,805	1,275
Woodhollow	Oct-97	Austin, TX	1974	108	658	3,728	473
Woodland Ridge	Dec-96	Irving, TX	1984	130	595	3,373	354
Woodland Village I	Oct-98	Columbia, SC	1970	308	2,078	6,861	766
Woodlands (MI)	Dec-99	Battle Creek, MI	1987	76	496	3,513	173
Woodlands/Odessa	Jul-94	Odessa, TX	1982	232	676	3,835	997
Woodlands/Tyler	Jul-94	Tyler, TX	1984	256	1,029	5,845	948
Woodmere	Jan-92	Cincinnati, OH	1971	150	995	2,995	509
Woods Of Inverness	Oct-98	Houston, TX	1983	272	1,897	6,906	483
Woodshire	Dec-97	Virginia Beach, VA	1972	288	1,306	7,833	594
Wyckford Commons	Dec-91	Indianapolis, IN	1973	248	1,167	5,475	984
Wyntre Brook Apts	May-97	West Chester, PA	1976	212	1,257	7,106	548
Yorktown Apartments	Oct-98	Lombard, IL	1973	368	4,029	12,002	1,334
Yorktree	Oct-97	Carolstream, IL	1972	293	1,968	11,151	1,678

				153,872	1,004,395	5,072,011	936,046

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Windrift (FL)	1,986	11,253	13,239	—	13,239	8,212
Windrift Oceanside, CA	20	116	137	—	137	—
Windsong At Chambrell	522	2,957	3,479	57	3,422	3,158
Windsor At South Square	988	5,979	6,967	512	6,455	2,058
Windsor Crossing	453	3,585	4,038	699	3,339	3,814
Windsor Hills	1,601	7,505	9,106	561	8,544	6,840
Windsor Landing	1,642	9,824	11,466	1,348	10,117	5,124
Windsor Park	10	56	66	—	66	—
Windward At The Villages	1,595	10,012	11,606	1,357	10,249	4,185
Wood Lake	1,881	9,466	11,347	744	10,603	7,122
Woodcrest	41	3,925	3,966	981	2,985	537
Woodhaven	842	6,203	7,045	1,006	6,039	3,692
Woodhill Associates	1,554	10,081	11,634	1,720	9,915	9,655
Woodhollow	658	4,201	4,859	581	4,278	1,969
Woodland Ridge	595	3,727	4,322	729	3,593	3,224
Woodland Village I	1,224	8,481	9,705	475	9,230	4,950
Woodlands (MI)	740	3,442	4,183	428	3,755	2,011
Woodlands/Odessa	676	4,832	5,508	1,397	4,111	—
Woodlands/Tyler	1,029	6,793	7,822	1,808	6,014	3,933
Woodmere	661	3,839	4,499	100	4,399	2,746
Woods Of Inverness	1,523	7,762	9,285	591	8,695	4,991
Woodshire	1,951	7,781	9,732	810	8,922	7,533
Wyckford Commons	881	6,744	7,625	1,139	6,487	4,500
Wyntre Brook Apts	808	8,104	8,912	779	8,133	6,575
Yorktown Apartments	2,519	14,847	17,366	1,188	16,178	12,064
Yorktree	1,968	12,829	14,797	1,699	13,098	6,244

	976,421	6,036,031	7,012,452	913,263	6,099,189	4,031,375

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

Real Estate
Balance at beginning of year	$4,512,697	$2,829,902	$1,657,207
Additions during the year:
Newly consolidated assets	1,653,886	1,101,134	—
Acquisitions	739,005	462,891	1,116,643
Additions	270,779	177,245	80,368
Sales/transfers	(163,915)	(58,475)	(24,316)

Balance at end of year	$7,012,452	$4,512,697	$2,829,902

Accumulated Depreciation
Balance at beginning of year	$416,497	$228,880	$153,285
Additions during the year:
Depreciation	323,321	131,753	84,635
Newly consolidated assets	193,246	59,628	—
Sales/transfers	(19,801)	(3,764)	(9,040)

Balance at end of year	$913,263	$416,497	$228,880

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999, is incorporated herein by this reference)

2.2	—	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998 by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to the Prospectus included in AIMCO’s Registration Statement on Form S-4 filed August 5, 1998, is incorporated herein by this reference)

2.3	—	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	—	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

3.1	—	Charter

3.2	—	Bylaws ( Exhibit 3.2 to AIMCO’s Annual Report on Form 10-K for the fiscal year 1999, is incorporated herein by this reference)

4.1	—	Amended and Restated Declaration of Trust of IFT Financing I (formerly Insignia Financing I), dated as of November 1, 1996, among Insignia Financial Group, Inc as Sponsor, First Union National Bank of South Carolina as Property Trustee, First Union Bank of Delaware, as Delaware Trustee and Andrew I. Farkas, John K. Lines and Ronald Uretta as Regular Trustees (Exhibit 4.2 to Form S-3 of Insignia Financial Group, Inc. dated December 10, 1996, is incorporated herein by this reference)

4.2	—	Indenture for the 6.5% Convertible Subordinated Debentures, dated as of November 1, 1996, between Insignia Financial Group, Inc., as Issuer and First Union National Bank of South Carolina, as Trustee (Exhibit 4.3 to Form S-3 of Insignia Financial Group, Inc., dated December 10, 1996, is incorporated herein by this reference)

4.3	—	First Supplemental Indenture, dated as of October 1,1998, by and among Apartment Investment and Management Company, Insignia Financial Group, Inc, and First Union National Bank (formerly First Union National Bank of South Carolina, as Trustee) (Exhibit 4.3 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)

10.1	—	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	—	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	—	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, No. 1 to AIMCO’s Current Report on Form 8-K/A, filed is incorporated herein by this reference)

10.4	—	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)

10.5	—	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.6	—	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	—	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	—	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	—	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.10	—	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.11	—	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.12	—	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.13	—	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 is incorporated herein by this reference)

10.14	—	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	—	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	—	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	—	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000 is incorporated herein by this reference)

10.18	—	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000 is incorporated herein by this reference)

10.19	—	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000

10.20	—	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001

10.21	—	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001

10.22	—	Shareholders Agreement, dated October 1, 1998, by and among Apartment Investment and Management Company, Andrew L. Farkas, James A. Aston and Frank M. Garrison (Exhibit 10.4 to AIMCO’s Statement of Beneficial Ownership on Schedule 13D with respect to Insignia Properties Trust filed on October 15, 1998, is incorporated herein by this reference)

10.23	—	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to the Prospectus included in AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.24	—	ILPI and BAC Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/ NHP Properties, Inc ., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of the Statement of Beneficial Ownership on Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership with respect to AIMCO dated September 20, 2000, is incorporated herein by this reference)

10.25	—	Option Sale Agreement , dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (C) of the Statement of Beneficial Ownership on Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership with respect to AIMCO dated September 20, 2000 is incorporated herein by this reference)

10.26	—	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.27	—	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.28	—	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by this reference)*

10.29	—	Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to AIMCO’s Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*

10.30	—	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.31	—	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.32	—	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.33	—	Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*

10.34	—	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to AIMCO’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*

10.35	—	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.36	—	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.37	—	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.38	—	Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.39	—	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.40	—	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.41	—	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*

21.1	—	List of Subsidiaries

23.1	—	Consent of Ernst & Young LLP

99.1	—	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

* Management contract