Form 10-K405/A
period 2000-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2001-04-30
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

      As of March 8, 2001, there were 71,521,685 shares of Class A Common Stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $3,099.0 million as of March 8, 2001.

Documents Incorporated by Reference

None

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
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
EX-3.1 Charter
EX-10.19 18th Amendment to Amended/Restated Agrmt
EX-10.20 19th Amendment to Amended/Restated Agrmt
EX-10.21 20th Amendment to Amended/Restated Agrmt
EX-21.1 Subsidiaries of Registrant
EX 23.1 - Consent of Ernst & Young LLP
EX-99.1 Agreement RE: Disclosure of Long-Term Debt

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K/A
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

Financial Information About Industry Segments

      The Company operates in two industry segments, which include the ownership, operation and management of a diversified portfolio of apartment properties, and the management of apartment properties for third parties and affiliates. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A for financial information relating to the Company. See Footnote 22 for discussion of sources of revenues from the various components of the Company’s operations.

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

      Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company’s indebtedness. At December 31, 2000, the Company had aggregate mortgage indebtedness totaling $4,031.4 million, which was secured by 537 properties with a combined net book value of $6,054.6 million, having an aggregate weighted average interest rate of 7.89%. As of December 31, 2000, approximately 8% of AIMCO’s outstanding debt was short-term debt and 92% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information about the Company’s indebtedness.

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

      The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K/A. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States. The Company, however, considers Funds From Operations, less a reserve for capital replacements, to be a more meaningful measure of economic performance.

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

Funds From Operations

      The Company measures its economic profitability based on Funds From Operations (“FFO”), less a reserve for capital replacements of $300 per apartment unit. The Company’s management believes that FFO, less such a reserve, provides investors with an understanding of the Company’s ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles, interest expense on mandatorily redeemable convertible preferred securities, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

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

      The following table summarizes the contributors to the Company’s Free Cash Flow (in thousands)

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Real estate	$598,826	86%	$435,724	84%

Service business: recurring	30,644	4%	36,591	7%

Service business: fee income	7,438	1%	4,485	1%

Interest income: recurring	42,274	6%	24,428	5%

Interest income: accretion of loan discount	26,409	4%	32,460	6%

General and administrative expenses	(7,813)	(1)%	(13,112)	(3)%

Total Free Cash Flow	$697,778	100%	$520,576	100%

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

      The recurring service business contributed $30.6 million (4%) and $36.6 million (7%) to Free Cash Flow in 2000 and 1999, respectively. The decreased contribution of $6.0 million, after consideration of the increase in the intercompany allocation of general administrative expenses of $8.2 million, was due to the establishment of the new Corporate Housing program and other product enhancements. Disposition and refinancing fees contributed $7.4 million (1%) and $4.5 million (1%) to Free Cash Flow in 2000 and 1999, respectively. Fees are earned on partnership sales, refinancings and other transactions. The increase in fee income is due to increased disposition fees received from the sale of 79 properties in 2000, compared to the fees received from the sale of 63 properties in 1999. The income received from refinancing fees also increased to $4.0 million in 2000, compared to $0.6 million in 1999.

      Consolidated recurring interest income increased $16.9 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $10.7 million of the increase in recurring interest income. The remaining consolidated recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes. The Company considers disposition and refinancing fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $33.8 million (5%) and $36.9 million (7%) of Free Cash Flow contribution in 2000 and 1999.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The Executive Officers and Directors of the Company as of March 8, 2001 are as follows:

Name	Age	First Elected	Position

Terry Considine	53	July 1994	Chairman of the Board of Directors and Chief Executive Officer

Peter K. Kompaniez	56	July 1994	Vice Chairman of the Board of Directors and President

Harry G. Alcock	38	October 1999	Executive Vice President and Chief Investment Officer

Joel F. Bonder	52	December 1997	Executive Vice President, General Counsel and Secretary

Joseph DeTuno	55	February 2001	Executive Vice President – Redevelopment

Patrick J. Foye	44	May 1998	Executive Vice President

Lance J. Graber	39	October 1999	Executive Vice President – Acquisitions

Steven D. Ira	50	July 1994	Co-Founder and Executive Vice President – Property Operations

Paul J. McAuliffe	44	February 1999	Executive Vice President and Chief Financial Officer

Ronald D. Monson	44	February 2001	Executive Vice President and Head of Property Operations

James N. Bailey	54	June 2000	Director

Richard S. Ellwood	69	July 1994	Director, Chairman of the Audit Committee

J. Landis Martin	55	July 1994	Director, Chairman of the Compensation Committee

Thomas L. Rhodes	61	July 1994	Director

      The following is a biographical summary of the experience of the current directors and executive officers of the Company for the past five years or more.

      Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1994. Mr. Considine serves as Chairman and Chief Executive Officer of American Land Lease, Inc., another public real estate investment trust and successor to Asset Investors Corporation and Commercial Assets, Inc.. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

      Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman of the Board of Directors since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP, after it was acquired by the Company in December 1997.

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

      Joel F. Bonder. Mr. Bonder was appointed Executive Vice President, General Counsel and Secretary of the Company in December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by the Company in December 1997.

      Joseph DeTuno. Mr. DeTuno was appointed Executive Vice President-Redevelopment of the Company in February 2001. Mr. DeTuno has been Senior Vice President-Property Redevelopment of the Company since August

1997. Mr. DeTuno was previously President and founder of JD Associates, his own full service real estate consulting, advisory and project management company which he founded in 1990.

      Patrick J. Foye. Mr. Foye was appointed Executive Vice President of the Company in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm’s Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council.

      Lance J. Graber. Mr. Graber was appointed Executive Vice President-Acquisitions of the Company in October 1999. His principal business function is acquisitions. Prior to joining the Company, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

      Steven D. Ira. Mr. Ira is a Co-Founder of the Company and has served as Executive Vice President —Property Operations since July 1994. From 1987 until July 1994, he served as President of Property Asset Management.

      Paul J. McAuliffe. Mr. McAuliffe has been Executive Vice President of the Company since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

      Ronald D. Monson. Mr. Monson was promoted to Executive Vice President and Head of Property Operations in February 2001. He served as Regional Vice President of the Company from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

      James N. Bailey. Mr. Bailey was appointed a Director of the Company in June 2000 and is currently a member of the Audit and Compensation Committees. Mr. Bailey is co-founder of Cambridge Associates, LLC and co-founder, Treasurer and Director of The Plymouth Rock Company, Direct Response Corporation, and Homeowner’s Direct Corporation, all U.S. personal lines insurance companies. In addition, he serves as a Trustee and member of the Investment Committee of the New England Aquarium. He has also been a member of a number of Harvard University alumni affairs committees, including the Overseers Nominating Committee and The Harvard Endowment Committee. Mr. Bailey is a member of the Massachusetts Bar and the American Bar Associations.

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

      J. Landis Martin. Mr. Martin was appointed a Director of the Company in July 1994 and became Chairman of the Compensation Committee on March 19, 1998. Mr. Martin is a member of the Audit Committee. Mr. Martin has served as President and Chief Executive Officer of NL Industries, Inc., a manufacturer of titanium dioxide since 1987. Mr. Martin has served as Chairman of Tremont Corporation (“Tremont”), a holding company operating through its affiliates Titanium Metals Corporation (“TIMET”) and NL Industries, Inc. (“NL”), since 1990 and as Chief Executive Officer and a director of Tremont since 1988. Mr. Martin has served as Chairman of TIMET, an integrated producer of titanium since 1987 and Chief Executive Officer since January, 1995. From 1990 until its acquisition by a predecessor of Halliburton Company (“Halliburton”) in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid Corporation, an oilfield services company. In addition to Tremont, NL and TIMET, Mr. Martin is a director of Halliburton, which is engaged in the petroleum services, hydrocarbon and engineering industries, and Crown Castle International Corporation, a telecommunications company.

      Thomas L. Rhodes. Mr. Rhodes was appointed a Director of the Company in July 1994 and is currently a member of the Audit and Compensation Committees. Mr. Rhodes has served as the President and Director of National Review magazine since November 1992, where he has also served as a Director since 1988. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986 and served as a General Partner from 1987 until November 1992. Mr. Rhodes is Vice Chairman of the Board of Directors of The

Lynde and Harry Bradley Foundation and American Land Lease, Inc. and serves as a Director of Delphi Financial Corporation and its subsidiaries. He also serves as a Director of Delphi International, Ltd and Oracle Reinsurance Company.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 2000 to AIMCO’s Chief Executive Officer and each of the four other most highly compensated executive officers of AIMCO (the “Named Executive Officers”).

						Long Term
						Compensation(1)(2)

		Annual Compensation		Other Annual	Restricted Stock	Securities Underlying Stock Options/SARs	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(3)	Compensation($)	Awards($)(4)	Awards (#)	Compensation($)

Terry Considine	2000	$275,000	None	None	None	200,000	None

Chairman of the Board of	1999	275,000	$1,275,000	None	None	385,294	None

Directors and Chief Executive Officer	1998	275,000	1,025,000	None	None	150,000	None

Peter K. Kompaniez	2000	$235,000	None	None	None	200,000	None

President and Vice Chairman	1999	235,000	$985,000	None	None	75,000	None

	1998	235,000	735,000	None	None	75,000	None

Harry Alcock	2000	$200,000	None	None	$400,000	20,000	None

Executive Vice-President and	1999	180,000	$280,000	None	None	35,529	None

Chief Investment Officer	1998	150,000	200,000	None	None	11,644	None

Patrick J. Foye(5)	2000	$225,000	None	None	$2,000,000	None	None

Executive Vice President	1999	225,000	$400,000	None	1,000,000	29,412	None

	1998	135,600	400,000	None	None	375,000	None

Paul McAuliffe(6)	2000	$200,000	None	None	$1,200,000	20,000	None

Executive Vice President and	1999	166,667	$300,000	None	1,000,000	223,529	None

Chief Financial Officer

(1)	Excludes 78,948 shares and 64,865 shares of Class A Common Stock underlying options granted to Messrs. Foye and McAuliffe, respectively, from 1998 to 1999, which were immediately exercised to purchase shares pursuant to the Company’s leveraged stock purchase program. See “Certain Relationships and Related Transactions —Stock Purchase Loans.”

(2)	Options were awarded in January 1999, 2000 and 2001, respectively, in respect of 1998, 1999 and 2000 fiscal years.

(3)	Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(4)	The value of the restricted stock awards at the end of the last fiscal year is $1,248,438, and $1,248,438 for Messrs. Foye and McAuliffe, respectively. Such value is determined by the market price, $49.9375, for the stock at the last day of the fiscal year. The number of restricted stock awards held by Messrs. Foye and McAuliffe at the end of the last fiscal year is 25,000 shares, and 25,000 shares, respectively. Restrictions lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the 1999 restricted stock awards of Messrs. Foye and McAuliffe and ratably over three years for the 2000 restricted stock awards of Messrs. Alcock, Foye and McAuliffe. The restricted stock awards in consideration of 2000 to Messrs. Alcock, Foye and McAuliffe, 8,398 shares, 41,990 shares and 25,194 shares, respectively, will be issued on May 1,

2001. Holders of Restricted Stock Awards are entitled to receive the dividends thereto commencing on the date of grant.

(5)	Mr. Foye was not an employee of the Company prior to May 1998.

(6)	Mr. McAuliffe was not an employee of the Company prior to February 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      Information on options granted in 2001 for the 2000 fiscal year to the Named Executive Officers is set forth in the following table.

	Individual Grants(1)

		% of Total			Potential Realizable Value at
	Number of	Options/SARs			Assumed Annual Rates of Stock
	Securities	Granted To			Price Appreciation for Option
	Underlying	Employees	Exercise or		Term(2)
	Options/SARs	in Fiscal	Base	Expiration
Name	Granted(#)	Year	Price($/Sh)	Date	5%($)	10%($)

Terry Considine	200,000	27.4%	$47.63	1/24/2011	$3,016,489	$10,445,817

Peter K. Kompaniez	200,000	27.4%	47.63	1/24/2011	3,016,489	10,445,817

Harry Alcock	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

Patrick J. Foye	None	None	None	None	None	None

Paul J. McAuliffe	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

(1)	Unless otherwise specified, options vest over three years. Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Stock Plan”), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive options granted under the 1997 Stock Plan equal the fair market value of a share of Class A Common Stock on the date of grant. The exercise price of non-qualified options granted under the 1997 Stock Plan generally equals the fair market value of a share of Class A Common Stock on the date of grant.

(2)	Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not be realized.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

      Information on option exercises during 2000 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 2000 is set forth in the following table.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		In-the-Money Options/SARs
			FY-End(#) (1)		at FY-End($)(2)
	Shares Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Terry Considine	89,600	$1,286,400	1,016,000	2,381,694	$12,763,500	$27,145,525

Peter K. Kompaniez	2,400	70,350	326,800	839,800	4,118,825	8,032,138

Harry Alcock	6,069	158,688	42,000	130,473	527,625	1,354,267

Patrick J. Foye	None	None	None	404,412	None	4,962,962

Paul J. McAuliffe	None	None	None	243,529	None	2,856,613

(1)	Includes: 200,000 shares, 200,000 shares, 20,000 shares and 20,000 shares of Class A Common Stock subject to options granted to Messrs. Considine, Kompaniez, Alcock and McAuliffe, respectively, in January 2001.

(2)	Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of the Class A Common Stock on the New York Stock Exchange on December 31, 2000 of $49.9375 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information available to the Company, as of March 8, 2001, with respect to equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (i) each director and nominee, the chief executive officer and the Named Executive Officers who were serving as of December 31, 2000, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of March 8, 2001, with respect to shares of AIMCO’s Class A Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table does not reflect options that are not exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222-7900, unless otherwise specified.

			Percentage of
	Number of Shares		Class A Common	Number of		Percentage
	of Class A		Stock	Partnership		Ownership of the
Name and Address of Beneficial Owner	Common Stock(1)		Outstanding(2)	Units(3)		Company(4)

Directors & Executive Officers:

Terry Considine	3,382,374	(5)	4.6%	2,406,033	(6)	6.9%

Peter K. Kompaniez	1,140,501	(7)	1.6%	348,375	(8)	1.8%

Harry Alcock	87,245	(9)	*	47,682	(10)	*

Patrick J. Foye	293,472	(11)	*	17,484	(12)	*

Paul McAuliffe	91,295	(13)	*	6,358	(14)	*

Richard S. Ellwood	25,325	(15)	*	—		*

J. Landis Martin	23,500	(16)	*	34,391	(17)	*

Thomas L. Rhodes	52,100	(18)	*	34,365	(19)	*

James N. Bailey	1,500		*	—		*

All directors and executive

*officers as a group (13 persons)	5,857,064	(20)	7.9%	3,164,100	(21)	10.6%

5% or Greater Holders:

FMR Corp.
82 Devonshire Street Boston, Massachusetts 02109	5,309,975	(22)	7.4%	—		6.5%
Security Capital Preferred Growth Incorporated
11 South LaSalle Street, Second Floor Chicago, Illinois 60603	5,102,410	(23)	6.8%	—		6.2%

General Electric Capital Services, Inc.

260 Long Ridge Road Stamford, Connecticut 06927	4,594,300	(24)	6.0%	—		5.6%
Cohen & Steers Capital Management, Inc.

757 Third Avenue New York, New York 10017	3,911,300	(25)	5.5%	—		4.8%
LaSalle Investment Management (Securities), LP
200 East Randolph Drive Chicago, Illinois 60601	3,872,831	(26)	5.4%	—		4.7%

*	Less than 1.0%

(1)	Excludes shares of Class A Common Stock issuable upon redemption of common OP Units or Class I High Performance Partnership Units (“Class I HPUs”)

(2)	Represents the number of shares of Class A Common Stock beneficially owned by each person divided by the total number of shares of Class A Common Stock outstanding. Any shares of Class A Common

Stock which may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of Class A Common Stock owned by that person, but not any other person.

(3)	Through wholly owned subsidiaries, the Company acts as general partner of, and, as of March 8, 2001, holds approximately 90% of the interests in the AIMCO Operating Partnership. After a one-year holding period, common OP Units may be tendered for redemption and, upon tender, may be acquired by the Company for shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each common OP Unit (subject to adjustment). If all common OP Units were acquired by the Company for Class A Common Stock (without regard to the ownership limit set forth in AIMCO’s Charter) these shares of Class A Common Stock would constitute approximately 12% of the then outstanding shares of Class A Common Stock. Common OP Units are subject to certain restrictions on transfer. Class I HPUs are not convertible into Class A Common Stock. However, in the event of a change of control of the Company, holders of the Class I HPUs will have redemption rights similar to those of holders of common OP Units.

(4)	Represents the number of shares of Class A Common Stock beneficially owned, divided by the total number of shares of Class A Common Stock outstanding, assuming, in both cases, that all 8,333,687 common OP Units and 2,379,084 Class I HPUs outstanding as of March 8, 2001, are redeemed in exchange for shares of Class A Common Stock (notwithstanding any holding period requirements, AIMCO’s ownership limit and, in the case of Class I HPUs, the absence of a change of control). See footnote 3 above. Excludes preferred OP Units and AIMCO preferred stock.

(5)	Includes 114,681 shares held by entities in which Mr. Considine holds sole voting and investment power, 74,743 shares held by Mr. Considine’s spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership, 98,955 shares held by a non-profit foundation in which Mr. Considine has shared voting and investment power, for which Mr. Considine disclaims beneficial ownership, and 80,000 shares held by Titaho Limited Partnership RLLLP (“Titaho”), a Registered Limited Liability Limited Partnership in which Mr. Considine’s brother is the trustee for the sole general partner. Mr. Considine disclaims any current beneficial ownership interest in Titaho, and 1,222,978 shares held by Titahotwo, RLLP (“Titahotwo”), a Registered Limited Liability Partnership in which Mr. Considine serves as General Partner and owns 1%. Also includes 1,564,000 shares subject to options held by Titaho that are exercisable within 60 days for which Mr. Considine disclaims beneficial ownership.

(6)	Includes 816,661 common OP Units and 1,589,372 Class I HPUs which represent 9.8% of common OP Units outstanding and 66.8% of Class I HPUs outstanding, respectively. The 816,661 common OP Units include 192,374 common OP Units held by entities in which Mr. Considine has sole voting and investment power, 2,300 common OP Units held by Titahotwo, and 157,698 common OP Units held by Mr. Considine’s spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership. All Class I HPUs are held by Titahotwo.

(7)	Includes 490,600 shares subject to options that are exercisable within 60 days.

(8)	Includes 30,500 common OP Units and 317,875 Class I HPUs which represent 0.4% of common OP

Units outstanding and 13.4% of Class I HPUs outstanding respectively. The Class I HPUs include 158,938 units held by two trusts established by Mr. Kompaniez for his children for which he serves as trustee and disclaims beneficial ownership.

(9)	Includes 63,000 shares subject to options that are exercisable within 60 days.

(10)	Class I HPUs, which represent 2% of all Class I HPUs outstanding.

(11)	Includes 165,000 shares subject to options that are exercisable within 60 days. Does not include 3,300 shares of Class K Convertible Cumulative Preferred Stock which represent less than 1% of the class outstanding.

(12)	Represents Class I HPUs, which constitute less than 1% of the class outstanding.

(13)	The officer also beneficially owns: 2,000 shares of Class C Cumulative Preferred Stock; 3,800 shares of Class D Cumulative Preferred Stock; and 2,000 shares of Class G Cumulative Preferred Stock each of which represents less than 1% of the class outstanding.

(14)	Represents Class I HPUs, which constitute less than 1% of the class outstanding.

(15)	Includes 10,500 shares subject to options that are exercisable within 60 days.

(16)	Includes 6,000 shares subject to options that are exercisable within 60 days.

(17)	Includes 26 common OP Units and 34,365 Class I HPUs, each of which represent less than 1% of the class outstanding.

(18)	Includes 6,000 shares subject to options that are exercisable within 60 days and 4,900 shares held by The Rhodes Foundation for which Mr. Rhodes disclaims beneficial ownership. The director also beneficially owns: 11,000 shares of Class C Cumulative Preferred Stock, and 3,100 shares of Class D Cumulative Preferred Stock, each of which represents less than 1% of the class outstanding.

(19)	Represents Class I HPUs, which constitute less than 1% of the class outstanding.

(20)	Includes 2,591,417 shares subject to options that are exercisable within 60 days. Does not include: 13,000 shares of Class C Cumulative Preferred Stock; 13,150 shares of Class D Cumulative Preferred Stock; 2,000 shares of Class G Cumulative Preferred Stock or 3,300 shares of Class K Convertible Cumulative Preferred Stock, owned by directors and officers, each of which represent less than 1% of all shares of the class outstanding.

(21)	Includes 943,801 common OP Units and 2,220,299 Class I HPUs, which represent 11.3% of common OP Units outstanding and 93.3% of Class I HPUs outstanding, respectively.

(22)	FMR Corp. has shared voting power as to 4,124,475 shares.

(23)	Includes: 1,085,480 shares of Class A Common Stock; 419,471 shares of Class B Cumulative
Convertible Preferred Stock which are convertible into 1,377,572 shares of Class A Common Stock; 1,904,762 shares of Class O Cumulative Convertible Preferred Stock which are convertible into 1,904,762 shares of Class A Common Stock; and 1,234,200 shares of Class K Convertible Cumulative Preferred Stock which are convertible into 734,596 shares of Class A Common Stock.

(24)	Includes: 5,000,000 shares of Class L Convertible Cumulative Preferred Stock which are convertible into 2,689,500 shares of Class A Common Stock; and 4,000,000 shares of Class N Convertible Cumulative Preferred Stock which are convertible into 1,904,800 shares of Class A Common Stock. General Electric Capital Services, Inc. has shared voting and dispositive power as to 9,000,000 of such shares.

(25)	Cohen & Steers Capital Management, Inc. has shared voting power as to 615,100 of such shares.

(26)	LaSalle Investment Management (Securities) L.P. has shared voting power as to 3,351,664 of such shares and shared dispositive power as to 3,474,767 of such shares.

ITEM 13. Certain Relationships and Related Transactions

      From time to time, the Company has entered into various transactions with certain of its executive officers and directors. The Company attempts to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to the Company as could be achieved with unrelated third parties.

      High Performance Units. Effective January 1, 1998, the AIMCO Operating Partnership sold to a limited liability company then owned by fourteen members of AIMCO’s senior management (70% by a Considine family partnership, 14% owned by Mr. Kompaniez and 16% owned by twelve members of AIMCO’s senior management) and then directors J. Landis Martin, Thomas Rhodes and John Smith, the Class I High Performance Partnership Units. The sale of Class I HPUs was ratified by AIMCO stockholders at AIMCO’s 1998 Annual Stockholders Meeting.

      Based upon the AIMCO’s actual 1998-2000 performance versus the Morgan Stanley Dean Witter REIT Index, and a 30% minimum return the High Performance Units were valued at $115 million as of January 1, 2001 and thereafter entitled the holders thereof to receive distributions equal to those paid on approximately 2.4 million OP Units.

      Transactions with Management Companies. From time to time the Company has formed corporations (the “Management Companies”) in which the AIMCO Operating Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company’s executive officers of the General Partner and AIMCO (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code. Although transactions between the Company and the Management Companies are not at arm’s length, the Company believes that such transactions are at fair market value.

      After January 1, 2000, Messrs. Considine and Kompaniez, collectively, owned 1% of the outstanding stock (100% of the voting stock) of the following Management Companies: AIMCO/NHP Holdings, Inc. (“ANHI”), NHP Management Company (“NHPMC”), AIMCO/NHP Properties, Inc. (“ANPI”) and NHP A&R Services, Inc. (“NHPAR”). All of Mr. Considine’s ownership interests in these Management Companies are held through Tebet, L.L.C., a Colorado limited liability company of which he is the managing member (“Tebet”) and Considine Investment Company (“CIC”) which is wholly owned by Mr. Considine.

      Effective January 1, 2000, the AIMCO Operating Partnership offset debt owed to NHPMC and ANHI, against amounts receivables from NHPMC and ANHI in the aggregate amounts of $255,510 and $619,336, respectively. In addition, the AIMCO Operating Partnership repaid all of its debt owed to NHPAR and ANPI in the amounts of $1,894,326 and $538,621, respectively.

      Effective January 1, 2000, the AIMCO Operating Partnership also contributed its 99% preferred stock holding in each of ANPI and NHPAR to NHPMC, and Messrs.  Considine and Kompaniez contributed their collective 1% common stock holding in each of ANPI and NHPAR to NHPMC. As a result, NHPMC became the sole stockholder of both ANPI and NHPAR.

      Effective January 1, 2000, after NHPMC became the sole stockholder of ANPI, NHPMC paid the AIMCO Operating Partnership a dividend of all of the stock of TAHF Funding Corp., a wholly owned subsidiary of ANPI, and all the stock of NHP-HDV Eleven, Inc., NHP-HDV Eighteen, Inc., and NHP-HDV Nineteen, Inc., three general partners of general partners of property owning partnerships.

      For the year ended December 31, 2000, Tebet and CIC, and Mr. Kompaniez have received dividends of approximately $23,800 and $6,000, respectively, on their shares of common stock of the Management Companies, and the Company has received dividends of $2,947,300 on its shares of preferred stock of the Management Companies.

      As of January 1, 2001, Tebet and Mr. Kompaniez each transferred to the AIMCO Operating Partnership the remainder of their common stock holdings in ANHI; and CIC and Mr. Kompaniez each transferred to the AIMCO Operating Partnership the remainder of their common stock holdings in NHPMC. As a result, the AIMCO Operating Partnership increased its ownership interest in each of ANHI and NHPMC from 99% to 100%, and Tebet, CIC and Mr. Kompaniez eliminated their ownership interests in each of ANHI and NHPMC. The purchase price paid by the AIMCO Operating Partnership for the interests in these companies acquired from Tebet and CIC was $1,303,800 and for the interests in NHPMC acquired from Mr. Kompaniez was $325,950. These purchase prices were determined by AIMCO's independent directors, based on valuation done by an independent appraiser. In consideration for the transfers, the AIMCO Operating Partnership assumed $98,305 of promissory notes that Tebet and CIC had issued to purchase their interests in NHPMC, and $24,575 of promissory notes that Mr. Kompaniez had issued to purchase his interests in NHPMC. In considerations for the transfers, the AIMCO Operating Partnerships also issued to Tebet and CIC 24,140 OP Units, and to Mr. Kompaniez 6,035 OP Units.

      Stock Purchase Loans. From time to time, the Company makes loans to its executive officers to finance their purchase of shares of Class A Common Stock from the Company. During 2000, the Company sold 12,000 shares and 13,148 shares, respectively, of Class A Common Stock to Messrs. Alcock and Monson for a purchase price of $462,000 and $506,198, respectively. In each case, the purchase price was equal to the closing price of the Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Messrs. Alcock, and Monson executed notes payable to the Company bearing interest at 7.25% per annum, payable quarterly, and due in 2010. The following table sets forth certain information with respect to these loans to executive officers.

		Highest Amount	Amount Repaid
		Owed During	Since Inception
Name	Interest Rate	2000	(thru 1/31/01)	1/31/01 Balance

Terry Considine	7.25%	$16,215,777	$20,039,112	$15,797,879

Peter K. Kompaniez	7.25%	3,761,392	4,055,059	1,944,941

Steven D. Ira	7.25%	2,886,620	3,093,710	None

Harry G. Alcock	7.25%	883,034	257,602	777,609

Joel F. Bonder	7.00%	1,329,731	38,184	1,321,832

Joseph DeTuno	7.00%	469,863	35,268	460,725

Patrick J. Foye	6.25%	2,859,682	386,323	2,613,701

Paul J. McAuliffe	7.00%	2,163,917	363,475	2,036,531

Ron D. Monson	7.00%	776,783	111,737	694,461

Lance Graber	6.25%	1,925,000	None	1,925,000

		$33,271,799	$28,380,470	$27,572,679

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

      (a) (3) The Exhibit Index is included on page 36 of this report and incorporated herein by reference.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

/s/ THOMAS C. NOVOSEL

Thomas C. Novosel Senior Vice President and Chief Accounting Officer

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:

Report of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation	F-36

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

	Quarter(1)

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

NOTE 22 — Industry Segments

      AIMCO has two reportable segments: real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during 2000, 1999, or 1998. The Company also manages apartment properties for third parties and affiliates through its service company business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

      The performance measure used by management of the Company for each segment is its contribution to free cash flow (“Free Cash Flow” (“FCF”)). Free Cash Flow is defined by the Company as net operating income minus the capital spending required to maintain the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures also used by management of the Company include funds from operations, adjusted funds from operations and earnings before structural depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the years ended December 31, 2000 and 1999 (information for the year ended December 31, 1998 is not included as it would be impracticable for the Company to obtain the necessary information, and the cost to develop it would be excessive), from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents).:

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000					1999

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$69,784		$13,867	$83,651	12.0%	$33,692		$8,513	$42,205	8.1%

Average monthly rent $800 to $900 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	59,578		3,035	62,613	9.0%	32,108		7,159	39,267	7.5%

Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	61,873		10,660	72,533	10.4%	38,255		21,332	59,587	11.4%

Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	144,818		20,694	165,512	23.7%	61,678		27,615	89,293	17.2%

Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	144,102		19,094	163,196	23.4%	82,383		32,336	114,719	22.0%

Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	56,016		5,613	61,629	8.8%	38,311		20,037	58,348	11.2%

Subtotal conventional real estate contribution to Free Cash Flow	536,171		72,963	609,134	87.3%	286,427		116,992	403,419	77.5%

Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	25,116		30,133	55,249	7.9%	5,131		31,964	37,095	7.1%

College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	12,777		997	13,774	2.0%	3,633		4,553	8,186	1.6%

Other Properties	1,788		6,047	7,835	1.1%	1,930		4,956	6,886	1.3%

Resident services	3,040		431	3,471	0.5%	1,914		436	2,350	0.5%

Minority interest	(90,637)		—	(90,637)	(13.0)%	(22,212)		—	(22,212)	(4.3)%

Total real estate contribution to Free Cash Flow	488,255	(1)	110,571	598,826	85.8%	276,823	(1)	158,901	435,724	83.7%

Service Business

Management contracts (property and asset management) Controlled properties	2,275		9,608	11,883	1.7%	13,921		6,800	20,721	4.0%

Third party with terms in excess of one year	—		7,839	7,839	1.1%	—		10,281	10,281	2.0%

Third party cancelable in 30 days	—		2,700	2,700	0.4%	—		908	908	0.2%

Subtotal management contracts contribution to Free Cash Flow	2,275		20,147	22,422	3.2%	13,921		17,989	31,910	6.1%

Buyers Access	—		500	500	0.1%	—		3,314	3,314	0.6%

Other service business	3,597		4,125	7,722	1.1%	4,070		(2,703)	1,367	0.3%

Service business contribution to Free Cash Flow before fees	5,872		24,772	30,644	4.4%	17,991		18,600	36,591	7.0%

Disposition Fees	2,630		808	3,438	0.5%	3,070		801	3,871	0.7%

Refinancing Fees	3,681		319	4,000	0.6%	283		331	614	0.1%

Total service business contribution to Free Cash Flow	12,183	(2)	25,899	38,082	5.5%	21,344	(2)	19,732	41,076	7.9%

Interest income General partner loan interest	23,205		2,442	25,647	3.7%	12,243		—	12,243	2.4%

Notes receivable from officers	964		—	964	0.1%	869		—	869	0.2%

Other notes receivable	1,151		—	1,151	0.2%	1,462		—	1,462	0.3%

Money market and interest bearing accounts	14,512		—	14,512	2.1%	8,286		1,568	9,854	1.9%

Subtotal interest income	39,832		2,442	42,274	6.1%	22,860		1,568	24,428	4.7%

Accretion of loan discount	26,409		—	26,409	3.8%	32,460		—	32,460	6.2%

Total interest income contribution to Free Cash Flow	66,241		2,442	68,683	9.8%	55,320		1,568	56,888	10.9%

General and Administrative Expense	(7,813)		—	(7,813)	(1)%	(13,112)		—	(13,112)	(2.5)%

Free Cash Flow (FCF)(4)	558,866		138,912	697,778	100%	340,375		180,201	520,576	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000			1999

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated		Total

Free Cash Flow (FCF)(4)	558,866	138,912	697,778	340,375	180,201		520,576

Interest expense:

Secured debt

Long-term, fixed rate	(227,103)	(49,357)	(276,460)	(107,368)	(64,856)		(172,224)

Long-term, variable rate	(952)	(13,381)	(14,333)	(1,314)	(2,008)		(3,322)

Short-term	(10,384)	(1,697)	(12,081)	(14,906)	(2,846)		(17,752)

Lines of credit and other unsecured debt	(31,796)	(2,698)	(34,494)	(13,378)	(384)		(13,762)

Interest expense on convertible debt	(8,869)	—	(8,869)	(9,716)	—		(9,716)

Interest capitalized	9,278	1,165	10,443	6,588	93		6,681

Total interest expense before minority interest	(269,826)	(65,968)	(335,794)	(140,094)	(70,001)		(210,095)

Minority interest share of interest expense	57,445	—	57,445	11,248	—		11,248

Total interest expense after minority interest	(212,381)	(65,968)	(278,349)	(128,846)	(70,001)		(198,847)

Dividends on preferred OP Units	(7,020)	—	(7,020)	(727)	—		(727)

Dividends on preferred securities owned by minority interest	(2,718)	—	(2,718)	(2,711)	—		(2,711)

Dividends on preferred stock	(63,183)	—	(63,183)	(53,453)	—		(53,453)

Total dividends on preferred securities	(72,921)	—	(72,921)	(56,891)	—		(56,891)

Non-structural depreciation, net of capital replacements	(20,839)	(1,885)	(22,724)	(36)	(7,481)		(7,517)

Amortization of intangible assets	(6,698)	(5,370)	(12,068)	(14,297)	(22,434)		(36,731)

Gain (loss) on sales of real estate	26,335	—	26,335	(1,785)	—		(1,785)

Deferred tax provision	—	(154)	(154)	—	(1,763)		(1,763)

Earnings Before Structural Depreciation (EBSD)(4)	272,362	65,535	337,897	138,520	78,522		217,042

Structural depreciation, net of minority interest in other entities	(238,176)	(60,207)	(298,383)	(102,219)	(88,002)		(190,221)

Net income (loss) attributable to common OP Unit and stockholders	34,186	5,328 (3)	39,514	36,301	(9,480	)(3)	26,821

(Gain) loss on sales of real estate	(26,335)	—	(26,335)	1,785	—		1,785

Structural depreciation, net of minority interest in other entities	238,176	60,207	298,383	102,219	88,002		190,221

Non-structural depreciation, net of minority interest in other entities	53,113	9,981	63,094	19,470	16,762		36,232

Amortization of intangible assets	6,698	5,370	12,068	14,297	22,434		36,731

Deferred tax provision	—	154	154	—	1,763		1,763

Funds from Operations (FFO)(4)	305,838	81,040	386,878	174,072	119,481		293,553

Capital replacement reserve	(32,268)	(8,099)	(40,367)	(19,434)	(9,281)		(28,715)

Adjusted Funds From Operations (AFFO)(4)	$273,570	$72,941	$346,511	$154,638	$110,200		$264,838

			Earnings			Earnings
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

EBSD

Basic	$337,897	75,183		$217,042	69,118

Diluted	$390,848	91,506		$244,848	78,673

Net Income (Loss) Basic	$39,514	75,183	$0.53	$26,821	69,118	$0.39

Diluted	$39,514	76,198	$0.52	$26,821	69,704	$0.38

FFO

Basic	$386,878	75,183		$293,553	69,118

Diluted	$439,830	91,506		$321,359	78,673

AFFO

Basic	$346,511	75,183		$264,838	69,118

Diluted	$399,463	91,506		$292,644	78,673

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	2000	1999

Consolidated real estate contribution to Free Cash Flow	$488,255	$276,823

Plus: Minority interest	90,637	22,212

Plus: Capital replacement reserves	32,268	19,434

Plus: Property operating expenses	426,177	213,798

Plus: Owned property management expenses	13,663	1,650

Rental and other property revenues	$1,051,000	$533,917

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	2000	1999

Consolidated service business contribution to Free Cash Flow	$12,183	$21,344

Plus: Management and other expenses	27,199	14,897

Plus: General and administrative expenses allocation	10,310	2,136

Management fees and other income from affiliates	$49,692	$38,377

(3)	Reconciliation of unconsolidated net income attributable to common OP Units and stockholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings (losses) of unconsolidated subsidiaries:

	2000	1999

Equity in earnings (losses) of unconsolidated subsidiaries	$(2,290)	$(5,013)

Equity in earnings (losses) of unconsolidated real estate

partnerships	7,618	(4,467)

Unconsolidated net income attributable to common OP

Units and stockholders	$5,328	$(9,480)

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles, interest expense on mandatorily redeemable convertible preferred securities, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $300 per apartment unit.

Reconciliation of FCF, EBSD, FFO and AFFO to net income:

	For the Year Ended December 31, 2000				For the Year Ended December 31, 1999

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$697,778	$337,897	$386,878	$346,511	$520,576	$217,042	$293,553	$264,838

Total interest expense after minority interest	(278,349)				(198,847)

Dividends on preferred securities owned by minority interest	(2,715)					2,711	2,711	2,711

Dividends on preferred OP Units		7,020	7,020	7,020		727	727	727

Dividends on preferred stock		63,183	63,183	63,183		53,453	53,453	53,453

Structural depreciation, net of minority interest	(298,383)	(298,383)	(298,383)	(298,383)	(190,221)	(190,221)	(190,221)	(190,221)

Non-structural depreciation, net of minority interest	(63,094)		(63,094)	(63,094)	(36,232)		(36,232)	(36,232)

Capital replacements reserve	40,367			40,367	28,715			28,715

Amortization of intangible assets	(12,068)		(12,068)	(12,068)	(36,731)		(36,731)	(36,731)

Gain on sale	26,335		26,335	26,335	(1,785)		(1,785)	(1,785)

Deferred tax provision	(154)		(154)	(154)	(1,763)		(1,763)	(1,763)

Minority interest in Operating Partnership	(10,539)	(10,539)	(10,539)	(10,539)	(6,185)	(6,185)	(6,185)	(6,185)

Net Income	$99,178	$99,178	$99,178	$99,178	$77,527	$77,527	$77,527	$77,527

ASSETS:

	December 31, 2000	December 31, 1999

Total assets for reportable segments (1)	$6,522,114	$4,464,305

Corporate and other assets	1,177,760	1,220,646

Total consolidated assets	$7,699,874	$5,684,951

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not separately disclosed.

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