Form 10-Q
period 2001-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2001-05-15
CIK 922864

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of Class A Common Stock outstanding as of April 30, 2001: 73,365,985

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

INDEX

			Page

	PART I.	FINANCIAL INFORMATION

ITEM 1.		Financial Statements

		Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	3

		Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	4

		(unaudited)

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and	5

		2000 (unaudited)

		Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.		Quantitative and Qualitative Disclosures about Market Risk	24

	PART II.	OTHER INFORMATION

ITEM 1.		Legal Proceedings	25

ITEM 2.		Changes in Securities and Use of Proceeds	25

ITEM 3.		Defaults Upon Senior Securities	25

ITEM 4.		Submission of Matters to a Vote of Security Holders	25

ITEM 5.		Other Information	25

ITEM 6.		Exhibits and Reports on Form 8-K	26

Signatures			28

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

March 31, 2001		December 31, 2000

	(Unaudited)
ASSETS

Real estate:

Improved land	$1,023,785	$976,421

Buildings and improvements	6,658,285	6,036,031

Total real estate	7,682,070	7,012,452

Less accumulated depreciation	(1,196,092)	(913,263)

Net real estate	6,485,978	6,099,189

Investments in unconsolidated real estate partnerships	615,987	676,188

Investments in unconsolidated subsidiaries	—	107,781

Investments in debt securities	110,576	—

Notes receivable from unconsolidated real estate partnerships	214,082	140,860

Notes receivable from and advances to unconsolidated subsidiaries, net	—	190,453

Cash and cash equivalents	113,739	157,115

Restricted cash	155,275	126,914

Accounts receivable	78,412	2,873

Deferred financing costs, net	50,316	44,403

Goodwill, net	111,539	100,532

Other assets	201,723	53,566

Total assets	$8,137,627	$7,699,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Secured notes payable	$3,553,309	$3,258,342

Secured tax-exempt bond financing	773,035	773,033

Term loan	—	74,040

Credit facility	275,603	254,700

Total indebtedness	4,601,947	4,360,115

Accounts payable	67,291	88,818

Accrued and other liabilities	210,752	211,324

Deferred rental income	11,267	5,611

Deferred taxes liability, net	34,167	—

Security deposits	31,714	28,332

Total liabilities	4,957,138	4,694,200

Mandatorily redeemable convertible preferred securities	32,270	32,330

Minority interest in other entities	113,924	139,731

Minority interest in Operating Partnership	320,038	331,956

Stockholders’ equity:

Preferred Stock, perpetual	379,020	315,770

Preferred Stock, convertible	621,947	521,947

Class A Common Stock, $.01 par value, 461,902,738 shares and 468,432,738 shares authorized, 73,523,297 and 71,337,217 shares issued and outstanding, at March 31, 2001 and December 31, 2000, respectively	735	713

Additional paid-in capital	2,175,904	2,072,208

Accumulated other comprehensive income	3,550	—

Notes receivable on common stock purchases	(41,971)	(44,302)

Distributions in excess of earnings	(424,928)	(364,679)

Total stockholders’ equity	2,714,257	2,501,657

Total liabilities and stockholders’ equity	$8,137,627	$7,699,874

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$322,234	$224,320

Property operating expense	(125,686)	(90,751)

Owned property management expense	(3,210)	(2,104)

Income from property operations	193,338	131,465

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	51,020	10,025

Management and other expenses	(32,049)	(3,904)

General and administrative expenses allocation	(1,281)	(1,053)

Amortization of intangibles	(4,901)	(1,575)

Income from service company business	12,789	3,493

General and administrative expenses:

Before allocation	(4,092)	(4,264)

Allocation to consolidated service company business	1,281	1,053

General and administrative expenses, net	(2,811)	(3,211)

Depreciation on rental property	(105,391)	(61,291)

Interest expense	(87,216)	(58,207)

Interest and other income	14,663	13,004

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,476)	2,445

Equity in earnings of unconsolidated subsidiaries	—	2,771

Minority interest in other entities	(5,625)	(7,120)

Income before gain on disposition of properties and minority interest in Operating Partnership	15,271	23,349

Gain on disposition of properties, net	66	5,105

Income before minority interest in Operating Partnership	15,337	28,454

Minority interest in Operating Partnership, common	782	(989)

Minority interest in Operating Partnership, preferred	(2,101)	(1,583)

Net income	14,018	25,882

Net income attributable to preferred stockholders	18,695	14,515

Net income (loss) attributable to common stockholders	$(4,677)	$11,367

Basic earnings (loss) per common share	$(0.07)	$0.17

Diluted earnings (loss) per common share	$(0.07)	$0.17

Dividends declared per common share	$0.78	$0.70

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,018	$25,882

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	110,292	62,866

Gain on disposition of properties	(66)	(5,105)

Gain on sale of investments	(7,148)	—

Minority interest in Operating Partnership	1,319	2,572

Minority interest in other entities	5,625	7,120

Equity in (earnings) losses of unconsolidated real estate partnerships	4,476	(2,445)

Equity in earnings of unconsolidated subsidiaries	—	(2,771)

Changes in operating assets and operating liabilities	(43,363)	(18,562)

Total adjustments	71,135	43,675

Net cash provided by operating activities	85,153	69,557

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and additions to real estate	(65,099)	(39,389)

Proceeds from sales of property	30,147	16,953

Proceeds from sales of investments	137,899	—

Cash from newly consolidated properties	22,486	14,179

Purchase of notes receivable, general and limited partnership interests and other assets	(36,801)	(102,814)

Purchase of/additions to notes receivable	(27,083)	(21,114)

Proceeds from repayment of notes receivable	3,584	8,684

Cash paid in connection with mergers/acquisitions	(16,777)	—

Cash paid for merger/acquisition related costs	(10,144)	(4,679)

Distributions received from investments in unconsolidated real estate partnerships	18,743	18,976

Net cash provided by (used in) investing activities	56,955	(109,204)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	75,849	82,762

Principal repayments on secured notes payable	(69,635)	(38,082)

Principal repayments on secured tax-exempt bond financing	(3,254)	(1,572)

Principal repayments on secured short-term financing	(25,105)	—

Net borrowings (paydowns) on term loan and revolving credit facilities	(120,170)	68,000

Payment of loan costs	(417)	(3,603)

Proceeds from issuance of common and preferred stock, exercise of options/warrants	62,970	35,720

Repurchase of Class A Common Stock and Operating Partnership Units	(8,922)	(2,515)

Principal repayments received on notes due from officers on Class A Common Stock purchases	4,521	3,526

Payment of common stock dividends	(55,138)	(45,642)

Payment of distributions to minority interest	(27,054)	(12,198)

Payment of preferred stock dividends	(19,129)	(11,463)

Net cash provided by (used in) financing activities	(185,484)	74,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,376)	35,286

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157,115	101,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,739	$136,890

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

NOTE 1 — Organization

      Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), owns a majority of the ownership interests in AIMCO Properties, L.P., (the “AIMCO Operating Partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 86% interest in the AIMCO Operating Partnership as of March 31, 2001. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

      As of March 31, 2001, AIMCO:

•	owned or controlled (consolidated) and managed 157,368 units in 580 apartment properties;

•	held an equity interest in (unconsolidated) and managed 99,374 units in 612 apartment properties; and

•	managed 56,634 units in 451 apartment properties for third party owners.

      At March 31, 2001, AIMCO had 73,523,297 shares of Class A Common Stock (the “Common Stock”) outstanding and the AIMCO Operating Partnership had 8,745,129 Partnership Common Units (“Common OP Units”) outstanding and 2,379,084 special units (excluding units held by the Company), for a combined total of 84,647,510 shares of Common Stock, Common OP Units, and special units outstanding.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 2000. Certain 2000 financial statement amounts have been reclassified to conform to the 2001 presentation.

      The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, losses in excess of the minority partners' basis of $10.9 million for the three months ended March 31, 2001 have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership generally are not available to pay creditors of AIMCO or the AIMCO Operating Partnership.

NOTE 3 — Acquisitions

      During the three months ended March 31, 2001 the Company purchased:

•	for $47 million, limited partnership interests in 145 partnerships (which own 292 properties) where AIMCO serves as general partner;

•	one apartment community with details below:

Date Acquired	Location	Number of Units	Purchase Price

March 2001	Naperville, IL	240	$19 million

      On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”), for a total purchase price of $270 million, comprised of $100 million in Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”), $106 million in Common Stock issued at $48.46 per share, $17 million in cash, and $47 million in assumed liabilities. OTEF merged with a subsidiary of the AIMCO Operating Partnership. In connection with the Company’s acquisition of interests in properties (the “Oxford properties”) from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s interests in OTEF include a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the AIMCO Operating Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which were owned by affiliates of OTEF, including Oxford entities. In the merger, each BAC was converted into the right to receive 0.299 shares of Common Stock and 0.547 shares of AIMCO’s Class P Preferred Stock. In addition, the BAC holders received a special distribution of $50 million, or $6.21 per BAC.

NOTE 4 — Notes Receivable

      The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at March 31, 2001 and 2000 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real Estate		Unconsolidated
	Partnerships		Subsidiaries

	2001	2000	2001	2000

Par value notes	$53,473	$52,425	$—	$89,633

Discounted notes	160,609	67,273	—	—

Total	$214,082	$119,698	$—	$89,633

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

      As of March 31, 2001 and March 31, 2000, the Company held $53.5 million and $52.4 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from the par value notes for the three months ended March 31, 2001 and 2000, totaled $6.3 million and $3.8 million, respectively.

      As of March 31, 2001 and 2000, the Company held discounted notes, including accrued interest, with a carrying value of $160.6 million and $67.3 million, respectively. The total face value plus accrued interest of these notes were $237.7 million and $141.4 million in 2001 and 2000, respectively. Effective January 1, 2001, the Company now consolidates its previously unconsolidated subsidiaries (see Note 10). As a result, the notes receivable from unconsolidated subsidiaries have been eliminated and notes receivable from unconsolidated real estate partnerships have increased, and includes discounted notes which were held at the previously unconsolidated subsidiaries. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

      Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three months ended March 31, 2001 and 2000, the Company recognized deferred interest income and discounts of approximately $1.4 million ($0.02 per basic and diluted share) and $6.2 million ($0.08 per basic and diluted share). Approximately 90% of the recognized interest income is collected in cash or recapitalized within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

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

NOTE 6 — Stockholders’ Equity

			Class A
	Preferred Stock		Common Stock			Notes		Accumulated
					Additional	Receivable	Distributions	other
	Shares		Shares		Paid-in	from	in Excess	Comprehensive
(In Thousands)	Issued	Amount	Issued	Amount	Capital	Officers	of Earnings	Income	Total

BALANCE DECEMBER 31, 2000	30,174	$837,717	71,337	$713	$2,072,208	$(44,302)	$(364,679)	$—	$2,501,657

Net proceeds from issuances of Preferred Stock	2,530	63,250	—	—	(2,226)	—	—	—	61,024

Repurchase of Class A Common Stock	—	—	(185)	(2)	(7,650)	—	—	—	(7,652)

Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	1	—	60	—	—	—	60

Conversion of AIMCO Operating Partnership units to Class A Common Stock	—	—	68	1	3,096	—	—	—	3,097

Purchase of stock by officers and awards of restricted stock	—	—	52	1	2,077	(2,190)	—	—	(112)

Repayment of notes receivable from officers	—	—	—	—	—	4,521	—	—	4,521

Class P Preferred Stock issued as consideration for the OTEF merger	4,000	100,000	—	—	—	—	—	—	100,000

Stock options and warrants exercised	—	—	65	—	2,056	—	—	—	2,056

Class A Common Stock issued as consideration for the OTEF merger	—	—	2,185	22	106,283	—	—	—	106,305

Net income	—	—	—	—	—	—	14,018	—	14,018

Dividends paid — Class A Common Stock	—	—	—	—	—	—	(55,138)	—	(55,138)

Dividends paid — Preferred Stock	—	—	—	—	—	—	(19,129)	—	(19,129)

Unrealized gain on investments	—	—	—	—	—	—	—	3,550	3,550

BALANCE MARCH 31, 2001	36,704	$1,000,967	73,523	$735	$2,175,904	$(41,971)	$(424,928)	$3,550	$2,714,257

   Preferred Stock

      On March 26, 2001, AIMCO issued 4,000,000 shares of newly created Class P Preferred Stock, par value $.01 per share, in connection with the OTEF merger. The Class P Preferred Stock is valued at $100 million based on a $25 per share liquidation preference. Holders of Class P Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors, cash dividends in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of Common Stock, subject to certain anti-dilutive adjustments. The initial conversion ratio was in excess of the fair market value of the Common Stock on the commitment date. The Class P Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of Common Stock, the holders of the Class P Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

      On March 19, 2001, AIMCO completed the sale of 2,200,000 shares of its Class Q Cumulative Preferred Stock, $.01 par value per share (the “Class Q Preferred Stock”), in an underwritten public offering. AIMCO also gave the underwriters an option to purchase up to 330,000 additional shares of the Class Q Preferred Stock to cover over-allotments, which was exercised on March 29, 2001. The net proceeds of approximately $61 million were used to repay short-term indebtedness. Holders of Class Q Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors cash dividends in an amount per share equal to $2.525 per year (equivalent to 10.10% of the liquidation preference). On and after March 19, 2006, the Company may redeem the Class Q Preferred Stock for cash at a price per share equal to the $25 liquidation preference plus accumulated, accrued and unpaid dividends, if any, to the redemption date. The Class Q Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by AIMCO are made to any holders of Common Stock, the holders of the Class Q Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends.

   Common Stock

      On March 26, 2001, AIMCO issued approximately 2.2 million shares of Class A Common Stock in connection with the OTEF merger. Pursuant to the agreement of merger, each OTEF BAC was converted into the right to receive 0.299 shares of Common Stock.

      During the three months ended March 31, 2001, the Company repurchased and retired approximately 185,000 shares of Class A Common Stock at an average price of $41.36 per share.

      During the three months ended March 31, 2001, 68,191 shares of Class A Common Stock were issued in exchange for Common OP Units.

NOTE 7 — Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2001	2000

NUMERATOR:

Net income	$14,018	$25,882

Preferred stock dividends	(18,695)	(14,515)

Numerator for basic and diluted earnings per share — income (loss) attributable to common stockholders	$(4,677)	$11,367

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	70,619	65,947

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	—	368

Denominator for dilutive earnings per share	70,619	66,315

Basic earnings (loss) per common share:

Operations	$(0.07)	$0.09

Gain on disposition of properties	—	0.08

Total	$(0.07)	$0.17

Diluted earnings (loss) per common share:

Operations	$(0.07)	$0.09

Gain on disposition of properties	—	0.08

Total	$(0.07)	$0.17

NOTE 8 — Industry Segments

      AIMCO has two reportable segments: real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and residents, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no residents that contributed 10% or more of the Company’s total revenues during the three months ended March 31, 2001 and 2000. The Company also manages apartment properties for third parties and affiliates through its service company business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

      The performance measure used by management of the Company for each segment is its contribution to free cash flow (“Free Cash Flow” (“FCF”)). Free Cash Flow is defined by the Company as net operating income minus the capital spending required to maintain the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures also used by management of the Company include Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”) and Earnings Before Structural Depreciation (“EBSD”).

      The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three months ended March 31, 2001 and 2000 from these segments, and a reconciliation of Free Cash Flow to Funds From Operations, Adjusted Funds From Operations, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended March 31, 2001 and 2000
(in thousands)

		2001					2000

	Consolidated	Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate
Conventional
Average monthly rent greater than $900 per unit (equivalent units of 15,785 and 7,417 for 2001 and 2000)	$37,585	$2,498	$40,083	19.2%	$13,674		$2,012	$15,686	10.2%
Average monthly rent $800 to $900 per unit (equivalent units of 12,183 and 7,952 for 2001 and 2000)	23,201	1,261	24,462	11.7%	12,986		1,848	14,834	9.7%

Average monthly rent $700 to $800 per unit (equivalent units of 15,759 and 10,617 for 2001 and 2000)	23,947	2,057	26,004	12.4%	11,432		2,705	14,137	9.2%

Average monthly rent $600 to $700 per unit (equivalent units of 38,355 and 32,658 for 2001 and 2000)	46,033	4,361	50,394	24.1%	27,916		5,025	32,941	21.5%

Average monthly rent $500 to $600 per unit (equivalent units of 36,019 and 46,053 for 2001 and 2000)	32,663	3,783	36,446	17.4%	35,006		4,982	39,988	26.0%

Average monthly rent less than $500 per unit (equivalent units of 16,292 and 26,549 for 2001 and 2000)	10,473	373	10,846	5.2%	14,818		1,999	16,817	11.0%

Subtotal conventional real estate contribution to Free Cash Flow	173,902	14,333	188,235	89.9%	115,832		18,571	134,403	87.5%

Affordable (equivalent units of 14,692 and 13,521 for 2001 and 2000)	5,533	6,496	12,029	5.7%	2,809		8,449	11,258	7.3%

College housing (average rent of $630 and $663 per month for 2001 and 2000) (equivalent units of 3,365 and 3,962 for 2001 and 2000)	2,950	173	3,123	1.5%	3,256		340	3,596	2.3%

Other real estate	1,615	17	1,632	0.8%	440		665	1,105	0.7%

Resident services	(130)	77	(53)	0.0%	1,407		159	1,566	1.0%

Minority interest	(25,204)	—	(25,204)	(12.0%)	(18,696)		—	(18,696)	(12.2%)

Total real estate contribution to Free Cash Flow	158,666 (1)	21,096	179,762	85.9%	105,048	(1)	28,184	133,232	86.8%

Service Business

Management contracts (property and asset management)
Controlled properties	7,185	—	7,185	3.4%	3,417		1,862	5,279	3.4%

Third party with terms in excess of one year	196	—	196	0.1%	—		2,185	2,185	1.4%

Third party cancelable in 30 days	325	—	325	0.2%	—		257	257	0.2%

Other service income	2,514	—	2,514	1.2%	532		1,142	1,674	1.1%

Service business contribution to Free Cash Flow before fees	10,220	—	10,220	4.9%	3,949		5,446	9,395	6.1%

Activity based fees	7,470	—	7,470	3.6%	1,119		—	1,119	0.7%

Total service business contribution to Free Cash Flow	17,690 (2)	—	17,690	8.5%	5,068	(2)	5,446	10,514	6.8%

Interest income
General partner loan interest	6,334	—	6,334	3.0%	3,815		—	3,815	2.5%

Transactional income	4,735	—	4,735	2.3%	6,191		—	6,191	4.0%

Money market and interest bearing accounts	3,127	—	3,127	1.5%	2,532		—	2,532	1.6%

Other notes receivable	467	—	467	0.2%	466		—	466	0.3%

Total interest income contribution to Free Cash Flow	14,663	—	14,663	7.0%	13,004		—	13,004	8.5%

General and Administrative Expense	(2,811)	—	(2,811)	(1.3%)	(3,211)		—	(3,211)	(2.1%)

Free Cash Flow (FCF) (4)	188,208	21,096	209,304	100%	119,909		33,630	153,539	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended March 31, 2001 and 2000
(in thousands)

		2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(4)	188,208	21,096		209,304	119,909	33,630	153,539

Interest expense:

Secured debt

Long-term, fixed rate	(75,675)	(9,870)		(85,545)	(40,968)	(9,945)	(50,913)

Long-term, variable rate	(722)	(2,524)		(3,246)	(176)	(431)	(607)

Short-term	(2,188)	(106)		(2,294)	(10,850)	(811)	(11,661)

Lines of credit and other unsecured debt	(9,738)	(1)		(9,739)	(5,778)	(248)	(6,026)

Interest expense on convertible preferred securities	(525)	—		(525)	(2,429)	—	(2,429)

Interest capitalized	1,632	—		1,632	1,994	1,165	3,159

Total interest expense before minority interest	(87,216)	(12,501)		(99,717)	(58,207)	(10,270)	(68,477)

Minority interest share of interest expense	12,678	—		12,678	7,940	—	7,940

Total interest expense after minority interest	(74,538)	(12,501)		(87,039)	(50,267)	(10,270)	(60,537)

Distributions on preferred OP units	(2,101)	—		(2,101)	(1,583)	—	(1,583)

Dividends on preferred securities owned by minority interest	(678)	—		(678)	(678)	—	(678)

Dividends on preferred stock	(18,695)	—		(18,695)	(14,515)	—	(14,515)

Total dividends / distributions on preferred securities	(21,474)	—		(21,474)	(16,776)	—	(16,776)

Non-structural depreciation, net of capital replacements	(3,836)	(289)		(4,125)	(851)	(950)	(1,801)

Amortization of intangibles	(4,901)	—		(4,901)	(1,575)	(508)	(2,083)

Gain on disposition of properties	66	—		66	5,105	—	5,105

Deferred tax provision	—	—		—	—	(852)	(852)

Earnings Before Structural Depreciation (EBSD)(4)	83,525	8,306		91,831	55,545	21,050	76,595

Structural depreciation, net of minority interest in other entities	(84,508)	(12,782)		(97,290)	(48,405)	(15,834)	(64,239)

Net income (loss) attributable to common OP Unitholders and stockholders	(983)	(4,476	)(3)	(5,459)	7,140	5,216 (3)	12,356

Gain on disposition of properties	(66)	—		(66)	(5,105)	—	(5,105)

Structural depreciation, net of minority interest in other entities	84,508	12,782		97,290	48,405	15,834	64,239

Non-structural depreciation, net of minority interest in other entities	13,304	2,224		15,528	8,572	3,128	11,700

Amortization of intangibles	4,901	—		4,901	1,575	508	2,083

Deferred tax provision	—	—		—	—	852	852

Funds from Operations (FFO) (4)	101,664	10,530		112,194	60,587	25,538	86,125

Capital replacement reserve	(9,468)	(1,935)		(11,403)	(7,721)	(2,178)	(9,899)

Adjusted Funds From Operations (AFFO) (4)	$92,196	$8,595		$100,791	$52,866	$23,360	$76,226

			Earnings (Loss)			Earnings
	Earnings (Loss)	Shares	Per Share	Earnings	Shares	Per Share

EBSD

Basic	$91,831	81,750		$76,595	72,307

Diluted	106,416	98,575		88,592	87,150

Net Income (Loss)

Basic	(5,459)	81,750	$(0.07)	12,356	72,307	$0.17

Diluted	(5,459)	81,750	$(0.07)	12,356	72,675	$0.17

FFO

Basic	112,194	81,750		86,125	72,307

Diluted	126,779	98,575		98,122	87,150

AFFO

Basic	100,791	81,750		76,226	72,307

Diluted	115,376	98,575		88,223	87,150

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	2001	2000

Consolidated real estate contribution to Free Cash Flow	$158,666	$105,048

Plus: minority interest	25,204	18,696

Plus: capital replacement reserves	9,468	7,721

Plus: property operating expenses	125,686	90,751

Plus: owned property management expenses	3,210	2,104

Rental and other property revenues	$322,234	$224,320

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	2001	2000

Consolidated service business contribution to Free Cash Flow	$17,690	$5,068

Plus: management and other expenses	32,049	3,904

Plus: general and administrative expenses allocation	1,281	1,053

Management fees and other income from affiliates	$51,020	$10,025

(3)	Reconciliation of unconsolidated net income attributable to common OP unitholders and stockholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings (losses) of unconsolidated subsidiaries:

	2001	2000

Equity in earnings of unconsolidated subsidiaries	$—	$2,771

Equity in earnings (losses) of unconsolidated real estate

partnerships	(4,476)	2,445

Unconsolidated net income (loss) attributable to common OP unitholders and stockholders	$(4,476)	$5,216

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles for which no economic loss is anticipated or occurring, interest expense on mandatorily convertible preferred securities, the non-cash deferred portion of the income tax provision and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $300 per apartment unit.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income:

	For the Three Months Ended March 31, 2001				For the Three Months Ended March 31, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$209,304	$91,831	$112,194	$100,791	$153,539	$76,595	$86,125	$76,226

Total interest expense after minority interest	(87,039)	—	—	—	(60,537)	—	—	—

Dividends on preferred securities owned by minority interest	(678)	—	—	—	(678)	—	—	—

Distributions on preferred OP units	—	2,101	2,101	2,101	—	1,583	1,583	1,583

Dividends on preferred stock	—	18,695	18,695	18,695	—	14,515	14,515	14,515

Structural depreciation, net of minority interest	(97,290)	(97,290)	(97,290)	(97,290)	(64,239)	(64,239)	(64,239)	(64,239)

Non-structural depreciation, net of minority interest	(15,528)	—	(15,528)	(15,528)	(11,700)	—	(11,700)	(11,700)

Capital replacements reserve	11,403	—	—	11,403	9,899	—	—	9,899

Amortization of intangibles	(4,901)	—	(4,901)	(4,901)	(2,083)	—	(2,083)	(2,083)

Gain on sale	66	—	66	66	5,105	—	5,105	5,105

Deferred income tax provision	—	—	—	—	(852)	—	(852)	(852)

Minority interest in Operating Partnership	(1,319)	(1,319)	(1,319)	(1,319)	(2,572)	(2,572)	(2,572)	(2,572)

Net Income	$14,018	$14,018	$14,018	$14,018	$25,882	$25,882	$25,882	$25,882

ASSETS:
	March 31, 2001	December 31, 2000

Total assets for reportable segments (1)	$7,094,761	$6,522,114

Corporate and other assets	1,042,866	1,177,760

Total consolidated assets	$8,137,627	$7,699,874

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not separately disclosed.

NOTE 9 — Derivative Financial Instruments

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) was issued. In June 2000, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (“Statement 138”), an amendment of Statement 133 was issued. Statements 133 and 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      The Company predominately uses long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. Where the Company does use variable-rate debt, occasionally the Company enters into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce its exposure to interest rate fluctuations. The interest rate swap agreements are generally utilized by the Company to modify the Company’s exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements utilized by the Company effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and considered clearly and closely related to the debt contract and, therefore are not measured as separate derivative instruments. The Company adopted Statements

133 and 138 on January 1, 2001. Due to the Company’s limited use of derivative instruments, the adoption of Statements 133 and 138 did not have a material effect on the Company’s financial statements.

NOTE 10 — Consolidation of Subsidiaries

      In prior years, in order to satisfy certain requirements of the Internal Revenue Code applicable to the Company’s status as a REIT, certain assets of the Company were held through unconsolidated subsidiaries in which the AIMCO Operating Partnership held non-voting preferred stock representing a 99% economic interest and certain officers and directors of the Company held all of the voting common stock, representing a 1% economic interest. As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, the Company accounted for its interest in the unconsolidated subsidiaries using the equity method.

      The REIT Modernization Act, which became effective January 1, 2001, among other things, permits REITS to own taxable REIT subsidiaries. Therefore, effective January 1, 2001, the Company acquired the 1% controlling ownership interest in the unconsolidated subsidiaries. As a result, the Company now consolidates these subsidiaries. The following table provides selected financial information assuming these subsidiaries were consolidated in the prior year (in thousands):

For the Three Months Ended
Operating Data:	March 31, 2000

Income from rental property operations	$131,465

Income from service company business	9,115

Interest and other income	14,316

Interest expense	(59,241)

Net income	25,882

Balance Sheet Data:	As of December 31, 2000

Real estate	$6,370,288

Total assets	8,043,846

Total indebtedness	4,625,314

Total liabilities	5,015,416

Stockholders’ equity	2,501,657

NOTE 11 — Transactional Income

      For the three months ended March 31, 2001, the Company's interest and other income included transactional income (gains on sale of bonds or accretion of discounted notes) of $4.7 million, net of allocated expenses of $3.8 million.

      The Company received proceeds of approximately $138 million from the sale of certain of the tax-exempt mortgage bonds. Certain remaining tax-exempt mortgage bonds have been classified as available for sale and carried at estimated fair value of approximately $111 million. Unrealized gains and losses are recorded in other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in net income.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions: the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for residents in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

      AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 25 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of March 31, 2001, the Company owned or managed 313,376 apartment units, comprised of 157,368 units in 580 apartment properties owned or controlled by the Company (the “Owned Properties”), 99,374 units in 612 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 56,634 units in 451 apartment properties which the Company manages for third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 47 states, the District of Columbia and Puerto Rico.

      In the three months ended March 31, 2001, the Company completed $378 million in acquisitions, dispositions, and mortgage financing transactions. The Company acquired one property for $19 million and purchased $47 million of limited partnership interests. The Company sold 22 apartment communities for a total of $84 million of which the Company’s share was $32 million. First quarter refinancing activity included the closing of $228 million of new mortgages at a weighted average interest rate of 5.63%.

Results of Operations

       Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

      In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the three months ended March 31, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Three Months Ended
	March 31,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$322,234	$224,320

Property operating expense	(125,686)	(90,751)

Owned property management expense	(3,210)	(2,104)

Income from property operations	193,338	131,465

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	51,020	37,936

Management and other expenses	(32,049)	(25,685)

General and administrative expenses allocation	(1,281)	(1,053)

Amortization of intangibles	(4,901)	(2,083)

Income from service company business	12,789	9,115

General and administrative expenses:

Before allocation	(4,092)	(4,264)

Allocation to consolidated service company business	1,281	1,053

General and administrative expenses, net	(2,811)	(3,211)

Depreciation on rental property	(105,391)	(61,291)

Interest expense	(87,216)	(59,241)

Interest and other income	14,663	14,316

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,476)	168

Provision for income taxes	—	(852)

Minority interest in other entities	(5,625)	(7,120)

Income before gain on disposition of properties and minority interest in AIMCO Operating Partnership	15,271	23,349

Net gain on disposition of properties	66	5,105

Income before minority interest in AIMCO Operating Partnership	15,337	28,454

Minority interest in AIMCO Operating Partnership, common	782	(989)

Minority interest in AIMCO Operating Partnership, preferred	(2,101)	(1,583)

Net income	$14,018	$25,882

Net Income

      The Company recognized net income of $14.0 million for the three months ended March 31, 2001, compared with $25.9 million for the three months ended March 31, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

      Consolidated rental and other property revenues from the consolidated Owned Properties totaled $322.2 million for the three months ended March 31, 2001, compared with $224.3 million for the three months ended March 31, 2000, an increase of $97.9 million, or 43.6%. This increase in consolidated rental and other property revenues is a result of the purchase of controlling interests and the subsequent consolidation of partnerships owning 91 properties in 2000 and 8 properties in 2001 contributing 60.4% of the increase, the purchase of interests in the Oxford properties and 12 other properties in 2000, which contributed 35.5% of the increase, and a 5.6% increase in “same store” sales revenues, which contributed 14.2% of the total increase. The effect of the foregoing was offset by the sale of 23 apartment properties in 2000 and 3 apartment properties in 2001.

      Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $125.7 million for the three months ended March 31, 2001, compared with $90.8 million for the three months ended March 31, 2000, an increase of $34.9 million or 38.4%. The increase in property operating expenses was due to the purchase of controlling interests and the subsequent consolidation of partnerships owning 91 properties in 2000 and 8 properties in 2001, resulting in 64.5%, the purchase of interests in the Oxford properties and 12 other properties in 2000, contributing 38.4%, and an increase in “same store” expenses of 5.5%, contributing 14.4% of the total increase, offset by the sale of 23 apartment properties in 2000 and 3 apartment properties in 2001.

      Depreciation expense increased $44.1 million to $105.4 million for the three months ended March 31, 2001, compared to $61.3 million for the three months ended March 31, 2000 as a result of the purchase of controlling interests and the subsequent consolidation of partnerships owning 91 properties in 2000 and 8 properties in 2001, and the acquisition of the Oxford properties and 12 other properties in 2000.

Consolidated Service Company Business

      The Company’s share of income from the consolidated service company business totaled $12.8 million for the three months ended March 31, 2001, compared with income of $9.1 million for the three months ended March 31, 2000, an increase of $3.7 million or 40.7%. The increase resulted from an increase in activity-based fees, offset by higher corporate general and administrative expenses of $6.6 million, primarily for compensation and other allocated expenses, and additional property and asset management contract intangible amortization of $2.8 million as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses, before allocation to the service company, remained consistent, with $4.1 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 31, 2000.

Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $87.2 million for the three months ended March 31, 2001, compared with $59.2 million for the three months ended March 31, 2000, an increase of $28.0 million, or 47.3%. The increase was due to the purchase of controlling interests and the subsequent consolidation of partnerships owning 91 properties in 2000 and 8 properties in 2001 resulting in 49.3% of the increase, the acquisition of interests in the Oxford properties and 12 other properties in 2000, contributing 47.9% of the increase, and increased usage of the credit facility and the term loan associated with the acquisition of interests in the Oxford properties contributed 10.2%. These increases were offset by the sale of 23 apartment properties in 2000 and 3 apartment properties in 2001. The Company had $276 million outstanding on its credit facility as of March 31, 2001, compared with $277 million at March 31, 2000. The cost of such borrowing was at a weighted average interest rate of 7.70% and 8.55% at March 31, 2001 and March 31, 2000, respectively.

Consolidated Interest and Other Income

      Consolidated interest and other income remained relatively unchanged, with $14.7 million for the three months ended March 31, 2001, compared with $14.3 million for the three months ended March 31, 2000, while transactional income, which was comprised of gains on sale of bonds or accretion of discounted notes, net of allocated expenses, decreased from $6.2 million for the three months ended March 31, 2000 to $4.7 million for the three months ended March 31, 2001.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings (losses) of unconsolidated real estate partnerships totaled $(4.5) million for the three months ended March 31, 2001, compared with $0.2 million for the three months ended March 31, 2000, a decrease of $4.7 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $3.1 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (91 properties in 2000 and 8 properties in 2001).

Minority Interest in Other Entities

      Minority interest in other entities totaled $5.6 million for the three months ended March 31, 2001, compared to $7.1 million for the three months ended March 31, 2000, a decrease of $1.5 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

      Gain on disposition of properties totaled $0.1 million for the three months ended March 31, 2001, compared to $5.1 million for the three months ended March 31, 2000, a decrease of $5.0 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

Same Store Property Operating Results

      The Company defines “same store” properties as conventional apartment communities in which AIMCO’s ownership interest exceeded 10% in the comparable periods of 2001 and 2000. Total portfolio includes same store properties plus acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a “same store” and a total portfolio basis (dollars in thousands):

	Same Store		Total Portfolio

	Three Months Ended March 31,		Three Months Ended March 31,

	2001	2000	2001	2000

Properties	670	670	698	688

Apartment units	181,902	181,902	192,195	189,269

Average physical occupancy	93.6%	93.8%	92.8%	92.0%

Average rent collected/unit/month	$679	$651	$681	$651

Revenues	$261,254	$247,656	$280,655	$260,151

Expenses	95,805	90,790	104,884	96,802

Net operating income	$165,719	$156,866	$175,771	$163,349

     Funds From Operations

      For the three months ended March 31, 2001 and 2000, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended March 31,

	2001	2000

Net Income	$14,018	$25,882

Adjustments:

Real estate depreciation, net of minority interest	97,811	56,977

Real estate depreciation related to unconsolidated entities	15,006	18,962

Amortization of intangibles	4,901	2,083

Gain on disposition of properties	(66)	(5,105)

Other items:

Deferred income tax provision	—	852

Preferred stock dividends and distributions	(6,735)	(6,530)

Interest expense on mandatorily redeemable convertible preferred securities	525	2,429

Minority interest in AIMCO Operating Partnership	1,319	2,572

Diluted Funds From Operations (FFO) available to common shares and OP Units	$126,779	$98,122

Weighted average number of common shares, common share equivalents and Common OP Units outstanding:

Common share and common share equivalents	89,824	80,790
Common OP Units	8,751	6,360

Total	98,575	87,150

      Liquidity and Capital Resources

For the three months ended March 31, 2001 and 2000, net cash flows were as follows (dollars in thousands):

	2001	2000

Cash flow provided by operating activities	$85,153	$69,557

Cash flow provided by (used in) investing activities	56,955	(109,204)

Cash flow provided by (used in) financing activities	(185,484)	74,933

      During the three months ended March 31, 2001, the Company closed $228 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 5.63%. Each of the notes is individually secured by one of 22 properties with no cross-collateralization. The Company used the net proceeds totaling $125 million after transaction costs to repay existing debt and for working capital.

      In April 2001, the Company’s credit facility was expanded to the full commitment of $400 million, adding an additional two lenders to the participating bank group. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock of certain subsidiaries of the Company owned by the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., AIMCO Holdings, L.P, and certain options to purchase BACs in OTEF. Borrowings under the credit facility are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 31, 2001 was 7.70%. The amount available under the credit facility at March 31, 2001 was $74 million. At April 25, 2001, $182 million was outstanding on the line, providing availability of $218 million.

      On September 20, 2000, AIMCO completed the acquisition of interests in the Oxford properties. In order to pay the cash portion of the purchase price and transactions costs, the Company borrowed $302 million from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan. In March 2001, the Company paid off the remaining balance of the term loan and charged to operations approximately $2.2 million for the complete amortization of deferred financing and loan origination costs principally related to the term loan.

      At March 31, 2001, the Company had $113.7 million in cash and cash equivalents. In addition, the Company had $155.3 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal liquidity requirements include normal operating expenses, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: cash generated from operations; long-term, fixed rate, fully amortizing non-recourse property debt; secured or unsecured short-term debt; and the issuance of debt or equity securities in public offerings or private placements.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the three months ended March 31, 2001, the Company made separate offers to the limited partners of 145 partnerships to acquire their limited partnership interests, and purchased approximately $47 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Equity

      The Company’s Return On Assets and Return On Equity for the three months ended March 31, 2001 and 2000 are as follows:

	Based on AFFO		Based on FFO

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Return on Assets (a)	9.7%	10.2%	10.1%	10.7%

Return on Equity

Basic (b)	14.3%	14.4%	15.3%	15.8%

Diluted (c)	12.9%	13.0%	13.8%	14.1%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $115,009 and $73,138 for the three months ended March 31, 2001 and 2000, respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders’ equity, plus accumulated depreciation, less accumulated

Capital Replacements of $115,009 and $73,138 for the three months ended March 31, 2001 and 2000, respectively, less preferred stock, plus minority interest in the AIMCO Operating Partnership, net of preferred OP unit interests $130,785 and $106,401 for the three months ended March 31, 2001 and 2000, respectively. The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

(c)	The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company’s primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company believes that an increase in energy costs will not have a material adverse effect on its results of operations. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings.

      The Company had $420.7 million of variable rate debt outstanding at March 31, 2001, which represented 9.1% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $4.2 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 2001 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      From time to time during the quarter, AIMCO issued shares of Common Stock in exchange for Common OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the three months ended March 31, 2001, 68,191 shares of Common Stock were issued in exchange for Common OP Units in these transactions.

       In January 2001, the holders of trust convertible preferred securities ("TOPRS") converted a total of $60,000 of TOPRS into 1,209 shares of Common Stock. The convertible preferred securities were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The preferred securities have a conversion price of $49.61 per share which, based on a liquidation amount of $50 per security, results in the issuance of 1.0079 shares of Common Stock for each preferred security converted.

      All of the foregoing issuances were made in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report (1):

EXHIBIT
NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to AIMCO's Annual Report on Form 10-K/A for the year ended December 31, 2000, is incorporated herein by this reference)

3.2	Bylaws

10.1	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the year ended December 31, 2000, is incorporated herein by this reference)

10.2	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the year ended December 31, 2000, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K for the quarter ended March 31, 2001:

      During the quarter for which this report is filed, Apartment Investment and Management Company filed its

• Amendment No. 2, on January 18, 2001, to its Current Report on Form 8-K, dated September 20, 2000, relating to the acquisition of all of the stock and other interests held by officers and directors in the entities that controlled properties owned by affiliates of Oxford Realty Financial Group, Inc., and the acquisition of the entity which owned the managing general partner of Oxford Tax Exempt Fund II Limited Partnership, including certain pro forma financial information;

• Current Report on Form 8-K dated January 31, 2001 (and Amendment No. 1 thereto filed on March 12, 2001), relating to an increase in Apartment Investment and Management Company’s measure of economic profitability for the fourth quarter of 2000, compared to the quarter ended December 31, 1999;

• Amendment No. 3, on February 28, 2001, to its Current Report on Form 8-K, dated September 20, 2000, relating to the acquisition of all of the stock and other interests held by officers and directors in the entities that controlled properties owned by affiliates of Oxford Realty Financial Group, Inc., and the acquisition of the entity which owned the managing general partner of Oxford Tax Exempt Fund II Limited Partnership, including certain pro forma financial information;

• Current Report on Form 8-K, dated March 19, 2001, relating to Regulation FD disclosure of materials to be presented at an address by AIMCO’s President to a group of analysts and investors to discuss the Company’s results of operations and financial performance for fiscal year 2000;

• Current Report on Form 8-K, dated as of March 21, 2001, relating to the sale of shares of Class Q Cumulative Preferred Stock in an underwritten public offering; and

• Current Report on Form 8-K, dated March 26, 2001, relating to the acquisition of Oxford Tax Exempt Fund II Limited Partnership, including Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the year ended December 31, 1999, together with the Report of Independent Auditors, Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the nine months ended September 30, 2000 (unaudited), and certain pro forma financial information.

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

Thomas C. Novosel

Senior Vice President, Chief Accounting Officer

Date: May 14, 2001

EXHIBIT INDEX(1)

Exhibit
Number	Description

3.1	Charter

3.2	Bylaws

10.1	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the year ended December 31, 2000, is incorporated herein by this reference)

10.2	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the year ended December 31, 2000, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.