Form 10-Q
period 2001-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2001-08-14
CIK 922864

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Class A Common Stock outstanding as of July 31, 2001: 74,115,146

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2001	December 31, 2000

	(Unaudited)
	ASSETS

Real estate:

Improved land	$1,017,913	$976,421

Buildings and improvements	6,780,965	6,036,031

Total real estate	7,798,878	7,012,452

Less accumulated depreciation	(1,330,210)	(913,263)

Net real estate	6,468,668	6,099,189

Investments in unconsolidated real estate partnerships	646,948	676,188

Investments in unconsolidated subsidiaries	—	107,781

Notes receivable from unconsolidated real estate partnerships	245,908	140,860

Notes receivable from and advances to unconsolidated subsidiaries, net	—	190,453

Cash and cash equivalents	135,393	157,115

Restricted cash	139,917	126,914

Accounts receivable	135,145	2,873

Deferred financing costs, net	78,100	44,403

Goodwill, net	109,313	100,532

Other assets	122,288	53,566

Total assets	$8,081,680	$7,699,874

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Secured notes payable	$3,586,179	$3,258,342

Secured tax-exempt bond financing	770,258	773,033

Term loan	—	74,040

Credit facility	233,000	254,700

Total indebtedness	4,589,437	4,360,115

Accounts payable	13,627	88,818

Accrued and other liabilities	256,906	211,324

Deferred rental income	11,901	5,611

Deferred income taxes	33,897	—

Security deposits	32,258	28,332

Total liabilities	4,938,026	4,694,200

Mandatorily redeemable convertible preferred securities	25,347	32,330

Minority interest in other entities	98,016	139,731

Minority interest in Operating Partnership	340,402	331,956

Stockholders’ equity:

Preferred Stock, perpetual	379,020	315,770

Preferred Stock, convertible	621,947	521,947

Class A Common Stock, $.01 par value, 461,902,738 shares and 468,432,738 shares authorized, 74,017,374 and 71,337,217 shares issued and outstanding, at June 30, 2001 and December 31, 2000, respectively	740	713

Additional paid-in capital	2,194,833	2,072,208

Notes receivable on common stock purchases	(44,864)	(44,302)

Distributions in excess of earnings	(471,787)	(364,679)

Total stockholders’ equity	2,679,889	2,501,657

Total liabilities and stockholders’ equity	$8,081,680	$7,699,874

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$323,770	$258,064	$646,004	$482,384

Property operating expense	(126,209)	(104,653)	(251,895)	(195,404)

Owned property management expense	(3,008)	(4,136)	(6,218)	(6,241)

Income from property operations	194,553	149,275	387,891	280,739

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	46,978	12,410	97,998	22,435

Management and other expenses	(30,441)	(5,474)	(62,490)	(9,378)

General and administrative expense allocation	(2,895)	(2,474)	(4,176)	(3,527)

Amortization of intangibles	(4,332)	(1,494)	(9,233)	(3,069)

Income from service company business	9,310	2,968	22,099	6,461

General and administrative expenses:

Before allocation	(4,457)	(4,414)	(8,549)	(8,677)

Allocation to consolidated service company business	2,895	2,474	4,176	3,527

General and administrative expenses, net	(1,562)	(1,940)	(4,373)	(5,150)

Depreciation on rental property	(95,213)	(85,289)	(200,604)	(146,580)

Interest expense	(82,116)	(64,397)	(169,332)	(122,604)

Interest and other income	17,375	15,508	32,038	28,511

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441	(9,207)	3,886

Equity in earnings of unconsolidated subsidiaries	—	1,700	—	4,472

Minority interest in other entities	(5,256)	(6,332)	(10,881)	(13,452)

Income before gain on disposition of properties and minority interest in Operating Partnership	32,360	12,934	47,631	36,283

Gain on disposition of properties, net	1,490	226	1,556	5,331

Income before minority interest in Operating Partnership	33,850	13,160	49,187	41,614

Minority interest in AIMCO Operating Partnership, common	(1,225)	280	(443)	(709)

Minority interest in AIMCO Operating Partnership, preferred	(2,190)	(1,618)	(4,291)	(3,201)

Net income	30,435	11,822	44,453	37,704

Net income attributable to preferred stockholders	22,408	14,600	41,103	29,115

Net income (loss) attributable to common stockholders	$8,027	$(2,778)	$3,350	$8,589

Basic earnings (loss) per common share	$0.11	$(0.04)	$0.05	$0.13

Diluted earnings (loss) per common share	$0.11	$(0.04)	$0.05	$0.13

Dividends declared per common share	$0.78	$0.70	$1.56	$1.40

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$44,453	$37,704

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	209,837	149,649

Gain on disposition of properties	(1,556)	(5,331)

Minority interest in AIMCO Operating Partnership	4,734	3,910

Minority interest in other entities	10,881	13,452

Equity in (earnings) losses of unconsolidated real estate partnerships	9,207	(3,886)

Equity in earnings of unconsolidated subsidiaries	—	(4,472)

Changes in operating assets and operating liabilities	(36,533)	(40,115)

Total adjustments	196,570	113,207

Net cash provided by operating activities	241,023	150,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and additions to real estate	(160,710)	(96,559)

Proceeds from sales of property	80,775	13,743

Proceeds from sales of investments	232,537	—

Cash from newly consolidated properties	22,486	37,691

Purchase of notes receivable, general and limited partnership interests and other assets	(52,923)	(146,041)

Purchase/originations of notes receivable	(53,281)	(53,975)

Proceeds from repayment of notes receivable	8,517	12,968

Cash paid in connection with mergers/acquisitions and related costs	(36,783)	(5,655)

Distributions received from investments in unconsolidated real estate partnerships	23,945	40,476

Net cash provided by (used in) investing activities	64,563	(197,352)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	237,063	131,245

Principal repayments on secured notes payable	(211,453)	(56,995)

Principal repayments on secured tax-exempt bond financing	(6,592)	(4,325)

Principal repayments on secured short-term financing	(25,105)	—

Net borrowings (paydowns) on term loan and revolving credit facilities	(158,740)	84,300

Payment of loan costs	(10,981)	(3,603)

Proceeds from issuance of common and preferred stock, exercise of options/warrants	84,494	46,661

Repurchase of Class A Common Stock and Operating Partnership units	(29,898)	(2,600)

Principal repayments received on notes due from officers on Class A Common Stock purchases	5,656	10,026

Payment of common stock dividends	(111,956)	(92,352)

Payment of distributions to minority interest	(60,191)	(50,748)

Payment of preferred stock dividends	(39,605)	(26,063)

Net cash provided by (used in) financing activities	(327,308)	35,546

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,722)	(10,895)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157,115	101,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,393	$90,709

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1 — Organization

      Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), owns a majority of the ownership interests in AIMCO Properties, L.P., (the “AIMCO Operating Partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 86% interest in the AIMCO Operating Partnership as of June 30, 2001. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership.

      As of June 30, 2001, AIMCO:

•	owned or controlled (consolidated) and managed 156,572 units in 575 apartment properties;

•	held an equity interest in (unconsolidated) and managed 99,594 units in 607 apartment properties; and

•	managed 56,243 units in 440 apartment properties for third party owners.

      At June 30, 2001, AIMCO had 74,017,374 shares of Class A Common Stock (the “Common Stock”) outstanding and the AIMCO Operating Partnership had 12,188,550 Partnership Common OP Units (“Common OP Units”) and other units (excluding units held by the Company), for a combined total of 86,205,924 shares of Common Stock, Common OP Units and other units outstanding.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

      The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in other entities. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, $10.9 million in losses in excess of the minority partners’ basis for the six months ended June 30, 2001 have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership generally are not available to pay creditors of AIMCO or the AIMCO Operating Partnership.

NOTE 3 — Acquisitions

During the six months ended June 30, 2001 the Company purchased:

•	for $111 million, limited partnership interests in 187 partnerships (which own 344 properties) where AIMCO serves as general partner;

•	interests in five apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price	Ownership Interest

March 2001	Naperville, IL	240	$19 million	100.00%

April 2001	Farmington Hills, MI	981	$23 million	49.99%

April 2001	Iowa City, Iowa	401	$10 million	100.00%

June 2001	Venice, California	795	$58 million	42.77%

June 2001	Jacksonville, Florida	256	$10 million	100.00%

      On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”), for a total purchase price of $270 million, comprised of $100 million in Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”), $106 million in Common Stock issued at $48.46 per share, $17 million in cash, and $47 million in assumed liabilities. OTEF merged with a subsidiary of the AIMCO Operating Partnership. In connection with the Company’s acquisition of interests in properties (the “Oxford properties”) from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s interests in OTEF include a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the AIMCO Operating Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which were owned by affiliates of OTEF, including the Oxford properties. In the merger, each BAC was converted into the right to receive 0.299 shares of Common Stock and 0.547 shares of AIMCO’s Class P Preferred Stock. In addition, the BAC holders received a special distribution of $50 million, or $6.21 per BAC.

NOTE 4 — Notes Receivable

      The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at June 30, 2001 and 2000 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real		Unconsolidated
	Estate Partnerships		Subsidiaries

	2001	2000	2001	2000

Par value notes	$115,999	$48,943	$—	$91,477

Discounted notes	129,909	91,866	—	—

Total	$245,908	$140,809	$—	$91,477

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

      As of June 30, 2001 and June 30, 2000, the Company held $116.0 million and $48.9 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from the par value notes for the three and six months ended June 30, 2001 totaled $8 million and $14 million, respectively, and for the three and six months ended June 30, 2000, totaled $5 million and $9 million, respectively.

      As of June 30, 2001 and 2000, the Company held discounted notes, including accrued interest, with a carrying value of $129.9 million and $91.9 million, respectively. The total face value plus accrued interest of these notes were $225 million and $138 million in 2001 and 2000, respectively. Effective January 1, 2001, the Company now consolidates its previously unconsolidated subsidiaries (see Note 10). As a result, the notes receivable from unconsolidated subsidiaries have been eliminated and notes receivable from unconsolidated real estate partnerships have increased, and includes discounted notes which were held at the previously unconsolidated subsidiaries. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

      Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and six months ended June 30, 2001, the Company recognized deferred interest income and discounts of approximately $3.6 million ($0.05 per basic and diluted share) and $5.0 million ($0.07 per basic and diluted share), respectively, and in the three and six months ended June 30, 2000, the Company recognized deferred interest income and discounts of approximately $7 million ($0.11 per basic and diluted share) and $13 million ($0.20 per basic and $0.19 per diluted share), respectively. Approximately 90% of the recognized interest income is collected in cash or recapitalized within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

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

Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties (including mergers with such limited partnerships) the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

      Separately, AIMCO entered into a draft Settlement Agreement and Release proposal with HUD, which on July 2, 2001 was finalized and resolves, without any finding of wrongdoing, all civil matters that were the subject of a HUD Inspector General investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by the Company and, therefore, had no effect on the financial condition or results of operations of the Company.

Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

NOTE 6 — Stockholders’ Equity

			Class A
	Preferred Stock		Common Stock

	Shares		Shares
(In Thousands)	Issued	Amount	Issued	Amount

BALANCE DECEMBER 31, 2000	30,174	$837,717	71,337	$713

Net proceeds from issuances of Preferred Stock	2,530	63,250	—	—

Repurchase of Common Stock	—	—	(185)	(2)

Conversion of mandatorily redeemable convertible preferred securities to Common Stock	—	—	1	—

Conversion of AIMCO Operating Partnership units to Common Stock	—	—	68	1

Purchase of stock by officers and awards of restricted stock	—	—	52	1

Repayment of notes receivable from officers	—	—	—	—

Class P Preferred Stock issued as consideration for the OTEF merger	4,000	100,000	—	—

Stock options and warrants exercised	—	—	65	—

Common Stock issued as consideration for the OTEF merger	—	—	2,185	22

Net income	—	—	—	—

Dividends paid — Common Stock	—	—	—	—

Dividends paid — Preferred Stock	—	—	—	—

Unrealized gain on investments	—	—	—	—

BALANCE MARCH 31, 2001	36,704	$1,000,967	73,523	$735

Net proceeds from issuances of Preferred Stock	—	—	—	—

Repurchase of Common Stock	—	—	(483)	(5)

Conversion of mandatorily redeemable convertible preferred securities to Common Stock	—	—	140	1

Conversion of AIMCO Operating Partnership units to Common Stock	—	—	181	2

Purchase of stock by officers and awards of restricted stock	—	—	252	3

Repayment of notes receivable from officers	—	—	—	—

Stock options and warrants exercised	—	—	404	4

Net income	—	—	—	—

Dividends paid — Common Stock	—	—	—	—

Dividends paid — Preferred Stock	—	—	—	—

Unrealized gain on investments	—	—	—	—

BALANCE JUNE 30, 2001	36,704	$1,000,967	74,017	$740

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Notes		Accumulated
	Additional	Receivable	Distributions	Other
	Paid-in	From	In Excess	Comprehensive
(In Thousands)	Capital	Officers	Of Earnings	Income	Total

BALANCE DECEMBER 31, 2000	$2,072,208	$(44,302)	$(364,679)	$—	$2,501,657

Net proceeds from issuances of Preferred Stock	(2,226)	—	—	—	61,024

Repurchase of Common Stock	(7,650)	—	—	—	(7,652)

Conversion of mandatorily redeemable convertible preferred securities to Common Stock	60	—	—	—	60

Conversion of AIMCO Operating Partnership units to Common Stock	3,096	—	—	—	3,097

Purchase of stock by officers and awards of restricted stock	2,077	(2,190)	—	—	(112)

Repayment of notes receivable from officers	—	4,521	—	—	4,521

Class P Preferred Stock issued as consideration for the OTEF merger	—	—	—	—	100,000

Stock options and warrants exercised	2,056	—	—	—	2,056

Common Stock issued as consideration for the OTEF merger	106,283	—	—	—	106,305

Net income	—	—	14,018	—	14,018

Dividends paid — Common Stock	—	—	(55,138)	—	(55,138)

Dividends paid — Preferred Stock	—	—	(19,129)	—	(19,129)

Unrealized gain on investments	—	—	—	3,550	3,550

BALANCE MARCH 31, 2001	$2,175,904	$(41,971)	$(424,928)	$3,550	$2,714,257

Net proceeds from issuances of Preferred Stock	(775)	—	—	—	(775)

Repurchase of Common Stock	(20,971)	—	—	—	(20,976)

Conversion of mandatorily redeemable convertible preferred securities to Common Stock	6,922	—	—	—	6,923

Conversion of AIMCO Operating Partnership units to Common Stock	7,434	—	—	—	7,436

Purchase of stock by officers and awards of restricted stock	11,161	(4,028)	—	—	7,136

Repayment of notes receivable from officers	—	1,135	—	—	1,135

Stock options and warrants exercised	15,158	—	—	—	15,162

Net income	—	—	30,435	—	30,435

Dividends paid — Common Stock	—	—	(56,818)	—	(56,818)

Dividends paid — Preferred Stock	—	—	(20,476)	—	(20,476)

Unrealized gain on investments	—	—	—	(3,550)	(3,550)

BALANCE JUNE 30, 2001	$2,194,833	$(44,864)	$(471,787)	$—	$2,679,889

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

Common Stock

      On March 26, 2001, AIMCO issued approximately 2.2 million shares of Common Stock in connection with the OTEF merger. Pursuant to the agreement of merger, each OTEF BAC was converted into the right to receive 0.299 shares of Common Stock.

      During the three and six months ended June 30, 2001, the Company repurchased and retired approximately 483,000 shares and 668,000 shares, respectively, of Common Stock at average prices of $43.43 per share and $42.86 per share, respectively.

      In April and May 2001, the holders of trust convertible preferred securities (“TOPRS”) converted a total of $6.9 million of TOPRS into 139,563 shares of Common Stock. The convertible preferred securities were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The preferred securities have a conversion price of $49.61 per share which, based on a liquidation amount of $50 per security, results in the issuance of 1.0079 shares of Common Stock for each preferred security converted.

      During the six months ended June 30, 2001, approximately 250,000 shares of Common Stock were issued in exchange for Common OP Units.

NOTE 7 — Earnings Per Share

      Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following tables illustrate the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data):

	Three Months Ended
	June 30,

	2001	2000

NUMERATOR:

Net income	$30,435	$11,822

Preferred stock dividends	(22,408)	(14,600)

Numerator for basic and diluted earnings per share — income (loss) attributable to common stockholders	$8,027	$(2,778)

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	72,716	66,261

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	1,638	—

Denominator for dilutive earnings per share	74,354	66,261

Basic earnings (loss) per common share:

Operations	$0.09	$(0.04)

Gain on disposition of properties	0.02	—

Total	$0.11	$(0.04)

Diluted earnings (loss) per common share:

Operations	$0.09	$(0.04)

Gain on disposition of properties	0.02	—

Total	$0.11	$(0.04)

	Six Months Ended
	June 30,

	2001	2000

NUMERATOR:

Net income	$44,453	$37,704

Preferred stock dividends	(41,103)	(29,115)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$3,350	$8,589

DENOMINATOR:

Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	71,667	66,167

Effect of dilutive securities:

Dilutive potential common shares, options and warrants	1,576	996

Denominator for dilutive earnings per share	73,243	67,163

Basic earnings per common share:

Operations	$0.03	$0.05

Gain on disposition of properties	0.02	0.08

Total	$0.05	$0.13

Diluted earnings per common share:

Operations	$0.03	$0.05

Gain on disposition of properties	0.02	0.08

Total	$0.05	$0.13

NOTE 8 — Industry Segments

      AIMCO has two reportable segments:   real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and residents, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no residents that contributed 10% or more of the Company’s total revenues during the three and six months ended June 30, 2001 and 2000. The Company also manages apartment properties for third parties and affiliates through its service company business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

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

      The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three and six months ended June 30, 2001 and 2000 from these segments, and a reconciliation of Free Cash Flow to Funds From Operations, Adjusted Funds From Operations, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2001 and 2000
(in thousands, except share and unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $1,000 per unit (equivalent units of 7,567 and 4,633 for 2001 and 2000)	$19,030		$1,996	$21,026	10.0%	$9,316		$1,102	10,418	6.4%

Average monthly rent $900 to $1,000 per unit (equivalent units of 8,772 and 1,592 for 2001 and 2000)	18,682		467	19,149	9.1%	3,248		283	3,531	2.1%

Average monthly rent $800 to $900 per unit (equivalent units of 12,940 and 8,252 for 2001 and 2000)	24,246		1,684	25,930	12.3%	16,566		773	17,339	10.5%

Average monthly rent $700 to $800 per unit (equivalent units of 16,858 and 8,964 for 2001 and 2000)	22,796		2,035	24,831	11.8%	13,852		1,516	15,368	9.3%

Average monthly rent $600 to $700 per unit (equivalent units of 37,174 and 27,991 for 2001 and 2000)	44,494		3,375	47,869	22.7%	36,594		3,174	39,768	24.2%

Average monthly rent $500 to $600 per unit (equivalent units of 38,363 and 39,004 for 2001 and 2000)	32,717		3,076	35,793	17.0%	37,679		4,903	42,582	25.8%

Average monthly rent less than $500 per unit (equivalent units of 16,049 and 21,866 for 2001 and 2000)	9,162		764	9,926	4.7%	16,077		1,772	17,849	10.8%

Subtotal conventional real estate contribution to Free Cash Flow	171,127		13,397	184,524	87.6%	133,332		13,523	146,855	89.1%

Affordable (equivalent units of 14,197 and 13,481 for 2001 and 2000)	3,503		6,146	9,649	4.6%	3,966		10,578	14,544	8.8%

College housing (average rent of $539 and $660 per month for 2001 and 2000) (equivalent units of 3,301 and 2,567 for 2001 and 2000)	2,735		86	2,821	1.3%	3,109		150	3,259	2.0%

Other real estate	4,494		148	4,642	2.2%	1,320		648	1,968	1.2%

Minority interest	(20,140)		—	(20,140)	(9.6)%	(24,319)		—	(24,319)	(14.7)%

Total real estate contribution to Free Cash Flow	161,719	(1)	19,777	181,496	86.1%	117,408	(1)	24,899	142,307	86.4%

Service Business

Management contracts (property and asset management)
Controlled properties	5,403		—	5,403	2.6%	3,207		486	3,693	2.3%

Third party with terms in excess of one year	410		—	410	0.2%	—		2,340	2,340	1.4%

Third party cancelable in 30 days	585		—	585	0.3%	—		1,171	1,171	0.7%

Other service income	—		—	—	0.0%	640		366	1,006	0.6%

Service business contribution to Free Cash Flow before fees	6,398		—	6,398	3.1%	3,847		4,363	8,210	5.0%

Activity based fees	7,244		—	7,244	3.4%	615		65	680	0.4%

Total service business contribution to Free Cash Flow	13,642	(2)	—	13,642	6.5%	4,462	(2)	4,428	8,890	5.4%

Interest income
General partner loan interest	7,954		—	7,954	3.8%	5,125		—	5,125	3.1%

Transactional income	6,423		—	6,423	3.0%	7,206		—	7,206	4.4%

Money market and interest bearing accounts	2,998		—	2,998	1.4%	2,674		—	2,674	1.6%

Other notes receivable	—		—	—	0.0%	503		—	503	0.3%

Total interest income contribution to Free Cash Flow	17,375		—	17,375	8.2%	15,508		—	15,508	9.4%

General and Administrative Expense	(1,562)		—	(1,562)	(0.8)%	(1,940)		—	(1,940)	(1.2)%

Free Cash Flow (FCF)(4)	191,174		19,777	210,951	100%	135,438		29,327	164,765	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2001 and 2000
(in thousands, except share and unit data)

	2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(4)	191,174	19,777		210,951	135,438	29,327	164,765

Interest expense:

Secured debt
Long-term, fixed rate	(74,636)	(10,329)		(84,965)	(46,160)	(8,863)	(55,023)

Long-term, variable rate	(539)	(2,447)		(2,986)	(285)	(314)	(599)

Short-term	(3,426)	(35)		(3,461)	(10,633)	(312)	(10,945)

Lines of credit and other unsecured debt	(5,011)	(1)		(5,012)	(7,334)	(585)	(7,919)

Interest expense on convertible preferred securities	(489)	—		(489)	(2,430)	—	(2,430)

Interest capitalized	1,985	—		1,985	2,445	—	2,445

Total interest expense before minority interest	(82,116)	(12,812)		(94,928)	(64,397)	(10,074)	(74,471)

Minority interest share of interest expense	13,296	—		13,296	10,131	—	10,131

Total interest expense after minority interest	(68,820)	(12,812)		(81,632)	(54,266)	(10,074)	(64,340)

Distributions on preferred OP units	(2,190)	—		(2,190)	(1,618)	—	(1,618)

Dividends on preferred securities owned by minority interest	(679)	—		(679)	(678)	—	(678)

Dividends on preferred stock	(22,408)	—		(22,408)	(14,600)	—	(14,600)

Total dividends/distributions on preferred securities	(25,277)	—		(25,277)	(16,896)	—	(16,896)

Non-structural depreciation, net of capital replacements	(1,259)	(89)		(1,348)	(3,912)	(312)	(4,224)

Amortization of intangibles	(4,332)	—		(4,332)	(1,494)	(511)	(2,005)

Gain on disposition of properties	1,490	—		1,490	226	—	226

Deferred income tax provision	—	—		—	—	(2,108)	(2,108)

Earnings Before Structural Depreciation (EBSD)(4)	92,976	6,876		99,852	59,096	16,322	75,418

Structural depreciation, net of minority interest in other entities	(78,993)	(11,607)		(90,600)	(65,295)	(13,181)	(78,476)

Net income (loss) attributable to common OP unitholders and stockholders	13,983	(4,731	)(3)	9,252	(6,199)	3,141 (3)	(3,058)

Gain on disposition of properties	(1,490)	—		(1,490)	(226)	—	(226)

Structural depreciation, net of minority interest in other entities	78,993	11,607		90,600	65,295	13,181	78,476

Non-structural depreciation, net of minority interest in other entities	13,952	2,254		16,206	11,460	2,420	13,880

Amortization of intangibles	4,332	—		4,332	1,494	511	2,005

Deferred income tax provision	—	—		—	—	2,108	2,108

Funds from Operations (FFO)(4)	109,770	9,130		118,900	71,824	21,361	93,185

Capital replacement reserve	(12,694)	(2,165)		(14,859)	(7,548)	(2,110)	(9,658)

Adjusted Funds From Operations (AFFO)(4)	$97,076	$6,965		$104,041	$64,276	$19,251	$83,527

				Earnings			Earnings (Loss)
	Earnings	Shares		Per Share	Earnings (Loss)	Shares	Per Share

EBSD

Basic	$99,852	84,872			$75,418	72,580

Diluted	116,813	103,288			87,536	89,425

Net Income (Loss)
Basic	9,252	84,872		$0.11	(3,058)	72,580	$(0.04)

Diluted	9,252	86,351		$0.11	(3,058)	72,580	$(0.04)

FFO

Basic	118,900	84,872			93,185	72,580

Diluted	135,861	103,288			105,303	89,425

AFFO

Basic	104,041	84,872			83,527	72,580

Diluted	121,002	103,288			95,645	89,425

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2001 and 2000
(in thousands, except share and unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 8,086 and 5,025 for 2001 and 2000)	$39,520		$4,098	$43,618	10.4%	$19,175		$2,632	$21,807	6.8%

Average monthly rent $900 to $1,000 per unit (equivalent units of 7,976 and 1,723 for 2001 and 2000)	35,777		863	36,640	8.7%	6,811		765	7,576	2.4%

Average monthly rent $800 to $900 per unit (equivalent units of 12,562 and 7,609 for 2001 and 2000)	47,447		2,945	50,392	12.0%	29,552		2,621	32,173	10.1%

Average monthly rent $700 to $800 per unit (equivalent units of 16,309 and 9,112 for 2001 and 2000)	46,743		4,092	50,835	12.1%	24,517		4,221	28,738	9.0%

Average monthly rent $600 to $700 per unit (equivalent units of 37,765 and 28,149 for 2001 and 2000)	90,527		7,736	98,263	23.5%	64,622		8,199	72,821	22.9%

Average monthly rent $500 to $600 per unit (equivalent units of 37,191 and 39,920 for 2001 and 2000)	65,380		6,859	72,239	17.3%	73,209		9,885	83,094	26.1%

Average monthly rent less than $500 per unit (equivalent units of 16,171 and 22,449 for 2001 and 2000)	19,635		1,137	20,772	5.1%	30,819		3,771	34,590	10.9%

Subtotal conventional real estate contribution to Free Cash Flow	345,029		27,730	372,759	89.1%	248,705		32,094	280,799	88.2%

Affordable (equivalent units of 14,445 and 13,266 for 2001 and 2000)	9,036		12,642	21,678	5.2%	7,041		19,027	26,068	8.2%

College housing (average rent of $538 and $662 per month for 2001 and 2000) (equivalent units of 3,333 and 2,796 for 2001 and 2000)	5,685		259	5,944	1.4%	6,549		490	7,039	2.2%

Other real estate	5,979		242	6,221	1.5%	3,175		1,472	4,647	1.5%

Minority interest	(46,852)		—	(46,852)	(11.2)%	(43,015)		—	(43,015)	(13.5)%

Total real estate contribution to Free Cash Flow	318,877	(1)	40,873	359,750	86.0%	222,455	(1)	53,083	275,538	86.6%

Service Business

Management contracts (property and asset management) Controlled properties	12,588		—	12,588	3.0%	6,623		2,349	8,972	2.8%

Third party with terms in excess of one year	606		—	606	0.1%	—		4,525	4,525	1.4%

Third party cancelable in 30 days	910		—	910	0.2%	—		1,428	1,428	0.5%

Other service income	2,514		—	2,514	0.6%	1,173		1,508	2,681	0.8%

Service business contribution to Free Cash Flow before fees	16,618		—	16,618	3.9%	7,796		9,810	17,606	5.5%

Activity based fees	14,714		—	14,714	3.5%	1,734		65	1,799	0.6%

Total service business contribution to Free Cash Flow	31,332	(2)	—	31,332	7.4%	9,530	(2)	9,875	19,405	6.1%

Interest income
General partner loan interest	14,288		—	14,288	3.4%	8,940		—	8,940	2.8%

Transactional income	11,158		—	11,158	2.7%	13,397		—	13,397	4.2%

Money market and interest bearing accounts	6,125		—	6,125	1.5%	5,206		—	5,206	1.6%

Other notes receivable	467		—	467	0.1%	968		—	968	0.3%

Total interest income contribution to Free Cash Flow	32,038		—	32,038	7.7%	28,511		—	28,511	8.9%

General and Administrative Expense	(4,373)		—	(4,373)	(1.1)%	(5,150)		—	(5,150)	(1.6)%

Free Cash Flow (FCF)(4)	377,874		40,873	418,747	100%	255,346		62,958	318,304	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2001 and 2000
(in thousands, except share and unit data)

	2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(4)	377,874	40,873		418,747	255,346	62,958	318,304

Interest expense:

Secured debt

Long-term, fixed rate	(150,311)	(20,199)		(170,510)	(87,128)	(18,808)	(105,936)

Long-term, variable rate	(1,261)	(4,971)		(6,232)	(461)	(745)	(1,206)

Short-term	(5,614)	(141)		(5,755)	(21,483)	(1,123)	(22,606)

Lines of credit and other unsecured debt	(14,749)	(2)		(14,751)	(13,112)	(833)	(13,945)

Interest expense on convertible preferred securities	(1,014)	—		(1,014)	(4,859)	—	(4,859)

Interest capitalized	3,617	—		3,617	4,439	1,165	5,604

Total interest expense before minority interest	(169,332)	(25,313)		(194,645)	(122,604)	(20,344)	(142,948)

Minority interest share of interest expense	27,482	—		27,482	18,071	—	18,071

Total interest expense after minority interest	(141,850)	(25,313)		(167,163)	(104,533)	(20,344)	(124,877)

Distributions on preferred OP units	(4,291)	—		(4,291)	(3,201)	—	(3,201)

Dividends on preferred securities owned by minority interest	(1,357)	—		(1,357)	(1,356)	—	(1,356)

Dividends on preferred stock	(41,103)	—		(41,103)	(29,115)	—	(29,115)

Total dividends/distributions on preferred securities	(46,751)	—		(46,751)	(33,672)	—	(33,672)

Non-structural depreciation, net of capital replacements	(5,095)	(378)		(5,473)	(4,764)	(1,262)	(6,026)

Amortization of intangibles	(9,233)	—		(9,233)	(3,068)	(1,019)	(4,087)

Gain on disposition of properties	1,556	—		1,556	5,331	—	5,331

Deferred income tax provision	—	—		—	—	(2,960)	(2,960)

Earnings Before Structural Depreciation (EBSD)(4)	176,501	15,182		191,683	114,640	37,373	152,013

Structural depreciation, net of minority interest in other entities	(163,501)	(24,389)		(187,890)	(113,700)	(29,015)	(142,715)

Net income (loss) attributable to common OP unitholders and stockholders	13,000	(9,207	)(3)	3,793	940	8,358 (3)	9,298

Gain on disposition of properties	(1,556)	—		(1,556)	(5,331)	—	(5,331)

Structural depreciation, net of minority interest in other entities	163,501	24,389		187,890	113,700	29,015	142,715

Non-structural depreciation, net of minority interest in other entities	27,255	4,478		31,733	20,033	5,548	25,581

Amortization of intangibles	9,233	—		9,233	3,068	1,019	4,087

Deferred income tax provision	—	—		—	—	2,960	2,960

Funds from Operations (FFO)(4)	211,433	19,660		231,093	132,410	46,900	179,310

Capital replacement reserve	(22,162)	(4,100)		(26,262)	(15,269)	(4,288)	(19,557)

Adjusted Funds From Operations (AFFO)(4)	$189,271	$15,560		$204,831	$117,141	$42,612	$159,753

				Earnings			Earnings
	Earnings	Shares		Per Share	Earnings	Shares	Per Share

EBSD

Basic	$191,683	83,311			$152,013	72,516

Diluted	223,229	100,932			176,128	88,287

Net Income

Basic	3,793	83,311		$0.05	9,298	72,516	$0.13

Diluted	3,793	84,051		$0.05	9,298	73,392	$0.13

FFO

Basic	231,093	83,311			179,310	72,516

Diluted	262,640	100,932			203,425	88,287

AFFO

Basic	204,831	83,311			159,753	72,516

Diluted	236,378	100,932			183,868	88,287

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Consolidated real estate contribution to Free Cash Flow	$161,719	$117,408	$318,877	$222,455

Plus: minority interest	20,140	24,319	46,852	43,015

Plus: capital replacement reserve	12,694	7,548	22,162	15,269

Plus: property operating expense	126,209	104,653	251,895	195,404

Plus: owned property management expense	3,008	4,136	6,218	6,241

Rental and other property revenues	$323,770	$258,064	$646,004	$482,384

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Consolidated service business contribution to Free Cash Flow	$13,642	$4,462	$31,332	$9,530

Plus: management and other expenses	30,441	5,474	62,490	9,378

Plus: general and administrative expense allocation	2,895	2,474	4,176	3,527

Management fees and other income from affiliates	$46,978	$12,410	$97,998	$22,435

(3)	Reconciliation of unconsolidated net income attributable to common OP unitholders and stockholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings of unconsolidated subsidiaries:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Equity in earnings of unconsolidated subsidiaries	$—	$1,700	$—	$4,472

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441	(9,207)	3,886

Unconsolidated net income (loss) attributable to common OP unitholders and stockholders	$(4,731)	$3,141	$(9,207)	$8,358

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted

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

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $380 per apartment unit.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income:

	For the Three Months Ended June 30, 2001				For the Three Months Ended June 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$210,951	$99,852	$118,900	$104,041	$164,765	$75,418	$93,185	$83,527

Total interest expense after minority interest	(81,632)	—	—	—	(64,340)	—	—	—

Dividends on preferred securities owned by minority interest	(680)	—	—	—	(680)	—	—	—

Distributions on preferred OP units	—	2,190	2,190	2,190	—	1,618	1,618	1,618

Dividends on preferred stock	—	22,408	22,408	22,408	—	14,600	14,600	14,600

Structural depreciation, net of minority interest	(90,600)	(90,600)	(90,600)	(90,600)	(78,476)	(78,476)	(78,476)	(78,476)

Non-structural depreciation, net of minority interest	(16,206)	—	(16,206)	(16,206)	(13,880)	—	(13,880)	(13,880)

Capital replacement reserve	14,859	—	—	14,859	9,658	—	—	9,658

Amortization of intangibles	(4,332)	—	(4,332)	(4,332)	(2,005)	—	(2,005)	(2,005)

Gain on disposition of properties	1,490	—	1,490	1,490	226	—	226	226

Deferred income tax provision	—	—	—	—	(2,108)	—	(2,108)	(2,108)

Minority interest in Operating Partnership	(3,415)	(3,415)	(3,415)	(3,415)	(1,338)	(1,338)	(1,338)	(1,338)

Net Income	$30,435	$30,435	$30,435	$30,435	$11,822	$11,822	$11,822	$11,822

	For the Six Months Ended June 30, 2001				For the Six Months Ended June 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$418,747	$191,683	$231,093	$204,831	$318,304	$152,013	$179,310	$159,753

Total interest expense after minority interest	(167,163)	—	—	—	(124,877)	—	—	—

Dividends on preferred securities owned by minority interest	(1,359)	—	—	—	(1,358)	—	—	—

Distributions on preferred OP units	—	4,291	4,291	4,291	—	3,201	3,201	3,201

Dividends on preferred stock	—	41,103	41,103	41,103	—	29,115	29,115	29,115

Structural depreciation, net of minority interest	(187,890)	(187,890)	(187,890)	(187,890)	(142,715)	(142,715)	(142,715)	(142,715)

Non-structural depreciation, net of minority interest	(31,733)	—	(31,733)	(31,733)	(25,581)	—	(25,581)	(25,581)

Capital replacement reserve	26,262	—	—	26,262	19,557	—	—	19,557

Amortization of intangibles	(9,233)	—	(9,233)	(9,233)	(4,087)	—	(4,087)	(4,087)

Gain on disposition of properties	1,556	—	1,556	1,556	5,331	—	5,331	5,331

Deferred income tax provision	—	—	—	—	(2,960)	—	(2,960)	(2,960)

Minority interest in Operating Partnership	(4,734)	(4,734)	(4,734)	(4,734)	(3,910)	(3,910)	(3,910)	(3,910)

Net Income	$44,453	$44,453	$44,453	$44,453	$37,704	$37,704	$37,704	$37,704

ASSETS:

	June 30, 2001	December 31, 2000

Total assets for reportable segments(1)	$7,086,371	$6,522,114

Corporate and other assets	995,309	1,177,760

Total consolidated assets	$8,081,680	$7,699,874

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not separately disclosed.

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

      The Company predominately uses long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. Where the Company does use variable-rate debt, occasionally the Company enters into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce its exposure to interest rate fluctuations. The interest rate swap agreements are generally utilized by the Company to modify the Company’s exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements utilized by the Company effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and considered clearly and closely related to the debt contract and, therefore, are not measured as separate derivative instruments. Free standing interest rate exchange agreements were not material and were recorded on the balance sheet at their fair value and in current earnings in each period. The Company adopted Statements 133 and 138 on January 1, 2001. Due to the Company’s limited use of derivative instruments, the adoption of Statements 133 and 138 did not have a material effect on the Company’s financial statements.

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

      The following table provides selected financial information assuming these subsidiaries were consolidated in the prior year (in thousands):

	Three Months Ended	Six Months Ended
Operating Data:	June 30, 2000	June 30, 2000

Income from property operations	$149,275	$280,740

Income from service company business	7,864	16,979

Interest and other income	15,508	29,824

Interest expense	(65,790)	(125,031)

Net income	11,822	37,704

Balance Sheet Data:	As of December 31, 2000

Real estate	$6,370,288

Total assets	8,043,846

Total indebtedness	4,625,314

Total liabilities	5,015,416

Stockholders’ equity	2,501,657

NOTE 11 — Transactional Income

      For the three and six months ended June 30, 2001, the Company’s interest and other income included transactional income (gains on sale of bonds or accretion of discounted notes) of $6.4 and $11.2 million, respectively, net of allocated expenses of $1.2 and $5.0 million, respectively.

      The Company received net proceeds of approximately $232.5 million from the sale of certain of the tax-exempt mortgage bonds. The remaining tax-exempt mortgage bonds of $14.2 million have been classified with other assets and are recorded at their fair value. All gains and losses have been realized and were determined on the specific identification method and are reflected in net income.

NOTE 12 — Dilutive Securities

      In June 2001, AIMCO shareholders approved the sale by AIMCO’s Operating Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units”, “Class III Units” and “Class IV Units,” respectively, and, collectively the “High Performance Units”) to three limited liability companies comprised of a limited number of AIMCO employees for an aggregate offering price of $4.86 million. For further information on this, see Proposal 3 in AIMCO’s proxy statement for its 2001 annual meeting of stockholders.

      There is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the respective measurement periods. The Company has not met the required measurement benchmarks at June 30, 2001, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of June 30, 2001, and such High Performance Units have had no dilutive effect on earnings per share.

      AIMCO has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of common shares that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of June 30, 2001:

Type of Security	As of June 30, 2001

Common Stock	74,017,374

Common OP Units and other units	12,188,550

Vested options and warrants	2,879,087

Convertible preferred stock	13,320,026

Convertible preferred OP units	3,083,062

Convertible debt securities	510,940

Total	105,999,039

NOTE 13 — Recent Accounting Developments

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in annual net income of $6.7 million ($.09 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and believes that there will be no material effect on the earnings and financial position of the Company.

      In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issue” (“SAB 102”). SAB 102 summarizes certain of the SEC’s views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with the guidelines set forth in SAB 102.

NOTE 14 — Subsequent Event

      On July 20, 2001, AIMCO issued 3,600,000 shares of newly created Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a public offering. On July 26, 2001, the underwriters’ exercised their option to purchase an additional 540,000 shares. On August 1, 2001 an additional 800,000 shares were issued pursuant to an underwriting agreement dated July 27, 2001. The total net proceeds of approximately $119.6 million were used to repay short-term indebtedness. Dividends are cumulative from the date of original issue and are payable quarterly each year, when and as declared, beginning on September 15, 2001. Cumulative dividends on the Class R Preferred Stock will be in an amount per share equal to $2.50 per year, equivalent to 10% of the $25 liquidation preference. The Class R Preferred Stock is senior to the Common Stock as to dividends and liquidation. Upon liquidation, dissolution or winding up of AIMCO, before payment of distributions by AIMCO shall be made to any holders of Common Stock, the holders of the Class R Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends and distributions. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued, and unpaid dividends, if any, to the date fixed for redemption.

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

      AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 25 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of June 30, 2001, the Company owned or managed 312,409 apartment units, comprised of 156,572 units in 575 apartment properties owned or controlled by the Company (the “Owned Properties”), 99,594 units in 607 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 56,243 units in 440 apartment properties which the Company manages for third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 46 states, the District of Columbia and Puerto Rico.

      In the three months ended June 30, 2001, the Company completed $526 million in acquisitions, dispositions, and mortgage financing transactions. The Company acquired four property interests for $101 million and purchased $64 million of limited partnership interests. The Company sold 12 apartment communities for a total of $63 million of which the Company’s share was $28 million. Second quarter refinancing activity included the closing of $298 million of new mortgages at a weighted average interest rate of 6.12%.

Results of Operations

      Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

      In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the three months ended June 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Three Months Ended
	June 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$323,770	$258,064

Property operating expense	(126,209)	(104,653)

Owned property management expense	(3,008)	(4,136)

Income from property operations	194,553	149,275

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	46,978	47,163

Management and other expenses	(30,441)	(34,535)

General and administrative expense allocation	(2,895)	(2,474)

Amortization of intangibles	(4,332)	(2,290)

Income from service company business	9,310	7,864

General and administrative expenses:

Before allocation	(4,457)	(4,414)

Allocation to consolidated service company business	2,895	2,474

General and administrative expenses, net	(1,562)	(1,940)

Depreciation on rental property	(95,213)	(84,983)

Interest expense	(82,116)	(65,790)

Interest and other income	17,375	15,508

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441

Deferred income tax provision	—	(2,109)

Minority interest in other entities	(5,256)	(6,332)

Income before gain on disposition of properties and minority interest in AIMCO Operating Partnership	32,360	12,934

Gain on disposition of properties, net	1,490	226

Income before minority interest in AIMCO Operating Partnership	33,850	13,160

Minority interest in AIMCO Operating Partnership, common	(1,225)	280

Minority interest in AIMCO Operating Partnership, preferred	(2,190)	(1,618)

Net income	$30,435	$11,822

Net Income

      The Company recognized net income of $30.4 million for the three months ended June 30, 2001, compared with $11.8 million for the three months ended June 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

      Consolidated rental and other property revenues from the consolidated Owned Properties totaled $323.8 million for the three months ended June 30, 2001, compared with $258.1 million for the three months ended June 30, 2000, an increase of $65.7 million, or 25.5%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 78.3% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 17.5% of the increase, and a 4.3% increase in “same store” sales revenues, which contributed 16.9% of the total increase. The effect of the foregoing was offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

      Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $126.2 million for the three months ended June 30, 2001, compared with $104.7 million for the three months ended June 30, 2000, an increase of $21.5 million or 20.5%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 80.4% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 16.6% of the increase, and an increase in “same store” expenses of 4.5%, which contributed 21.9% of the total increase, offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

      Depreciation expense increased $10.2 million to $95.2 million for the three months ended June 30, 2001, compared to $85.0 million for the three months ended June 30, 2000. This increase is a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 105.1% of the increase, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 20.1% of the increase. The effect of the foregoing was offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

Consolidated Service Company Business

      The Company’s share of income from the consolidated service company business totaled $9.3 million for the three months ended June 30, 2001, compared with income of $7.9 million for the three months ended June 30, 2000, an increase of $1.4 million or 17.7%. The increase resulted from a reduction in operating expenses of $3.7 million, due to management’s cost containment efforts in the areas of temporary office assistance, recruiting, the use of outside consultants, travel, and compensation. This was partially offset by additional property and asset management contract intangible amortization of $2.1 million as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses, before allocation to the service company, remained consistent, with $4.5 million for the three months ended June 30, 2001 compared to $4.4 million for the three months ended June 30, 2000.

Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $82.1 million for the three months ended June 30, 2001, compared with $65.8 million for the three months ended June 30, 2000, an increase of $16.3 million, or 24.8%. The increase was due to the acquisition of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 107.8% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 14.3% of the increase. These increases were offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001, as well as a 14.2% decrease in the interest expense on the Company’s line of credit. The Company had $233 million outstanding on its credit facility as of

June 30, 2001, compared with $294 million at June 30, 2000. The cost of such borrowing was at a weighted average interest rate of 6.61% and 9.06% at June 30, 2001 and June 30, 2000, respectively.

Consolidated Interest and Other Income

      Consolidated interest and other income increased $1.9 million or 12.3% from $15.5 million for the three months ended June 30, 2000, to $17.4 million for the three months ended June 30, 2001. While transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, decreased nearly $1.0 million from $7.2 million for the three months ended June 30, 2000 to $6.4 million for the three months ended June 30, 2001, interest from general partner notes receivable increased $2.9 million, as a result of increased funding of general partner loans.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings (losses) of unconsolidated real estate partnerships totaled $(4.7) million for the three months ended June 30, 2001, compared with $1.4 million for the three months ended June 30, 2000, a decrease of $6.1 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $0.1 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (26 properties in 2000 and 3 properties in 2001).

Deferred Income Tax Provision

      In the three months ended June 30, 2001 there was no provision for income taxes, compared to an expense of $2.1 million in the three months ended June 30, 2000. This decrease is a result of a reduction in income from the Company's taxable REIT subsidiaries.

Minority Interest in Other Entities

      Minority interest in other entities totaled $5.3 million for the three months ended June 30, 2001, compared to $6.3 million for the three months ended June 30, 2000, a decrease of $1.0 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

      Gain on disposition of properties totaled $1.5 million for the three months ended June 30, 2001, compared to $0.2 million for the three months ended June 30, 2000, an increase of $1.3 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

Minority Interest in AIMCO Operating Partnership

      Minority interest in AIMCO Operating Partnership increased $2.1 million, from $1.3 million for the three months ended June 30, 2000 to $3.4 million for the three months ended June 30, 2001. This increase is due to additional partnership units issued in tender, merger and acquisition related activities, resulting in dilution and an increase to minority interest shareholders. As a result, AIMCO’s interest in the AIMCO Operating Partnership has decreased to 86% as of June 30, 2001 from 92% as of June 30, 2000.

      Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

      In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the six months ended June 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Six Months Ended
	June 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$646,004	$482,384

Property operating expense	(251,895)	(195,404)

Owned property management expense	(6,218)	(6,240)

Income from property operations	387,891	280,740

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	97,998	85,099

Management and other expenses	(62,490)	(60,220)

General and administrative expense allocation	(4,176)	(3,527)

Amortization of intangibles	(9,233)	(4,373)

Income from service company business	22,099	16,979

General and administrative expenses:

Before allocation	(8,549)	(8,678)

Allocation to consolidated service company business	4,176	3,527

General and administrative expenses, net	(4,373)	(5,151)

Depreciation on rental property	(200,604)	(146,274)

Interest expense	(169,332)	(125,031)

Interest and other income	32,038	29,824

Equity in earnings (losses) of unconsolidated real estate partnerships	(9,207)	1,609

Deferred income tax provision	—	(2,961)

Minority interest in other entities	(10,881)	(13,452)

Income before gain on disposition of properties and minority interest in AIMCO Operating Partnership	47,631	36,283

Gain on disposition of properties, net	1,556	5,331

Income before minority interest in AIMCO Operating Partnership	49,187	41,614

Minority interest in AIMCO Operating Partnership, common	(443)	(709)

Minority interest in AIMCO Operating Partnership, preferred	(4,291)	(3,201)

Net income	$44,453	$37,704

Net Income

      The Company recognized net income of $44.5 million for the six months ended June 30, 2001, compared with $37.7 million for the six months ended June 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

      Consolidated rental and other property revenues from the consolidated Owned Properties totaled $646.0 million for the six months ended June 30, 2001, compared with $482.4 million for the six months ended June 30, 2000, an increase of $163.6 million, or 33.9%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 60.2% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 52.4% of the increase, and a 4.9% increase in “same store” sales revenues, which contributed 14.5% of the total increase. The effect of the foregoing was offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

      Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $251.9 million for the six months ended June 30, 2001, compared with $195.4 million for the six months ended June 30, 2000, an increase of $56.5 million or 28.9%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 62.3% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 49.1% of the increase, and an increase in “same store” expenses of 5.0%, which contributed 17.3% of the total increase, offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

      Depreciation expense increased $54.3 million to $200.6 million for the six months ended June 30, 2001, compared to $146.3 million for the six months ended June 30, 2000 as a result of the acquisition of the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001.

Consolidated Service Company Business

      The Company’s share of income from the consolidated service company business totaled $22.1 million for the six months ended June 30, 2001, compared with income of $17.0 million for the six months ended June 30, 2000, an increase of $5.1 million or 30.0%. The increase resulted from an increase in activity-based fees of $12.9 million, offset by higher compensation and overhead expense of $2.9 million, and $4.9 million in additional property and asset management contract intangible amortization as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses, before allocation to the service company, remained consistent, with $8.5 million for the six months ended June 30, 2001 compared to $8.7 million for the six months ended June 30, 2000.

Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $169.3 million for the six months ended June 30, 2001, compared with $125.0 million for the six months ended June 30, 2000, an increase of $44.3 million, or 35.4%. The increase was due to the acquisition of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 77.5% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 42.6% of the increase. These increases were offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

Consolidated Interest and Other Income

      Consolidated interest and other income increased $2.2 million or 7.4% from $29.8 million for the six months ended June 30, 2000, to $32.0 million for the six months ended June 30, 2001. While transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, and interest on other notes, decreased $3.2 million from $13.4 million for the six months ended June 30, 2000 to $11.1 million for the six months ended June 30, 2001, interest from general partner notes receivable increased $5.4 million, as a result of increased funding of general partner loans.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings (losses) of unconsolidated real estate partnerships totaled $(9.2) million for the six months ended June 30, 2001, compared with $1.6 million for the six months ended June 30, 2000, a decrease of $10.8 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $0.8 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (66 properties in 2000 and 3 properties in 2001).

Deferred Income Tax Provision

      In the six months ended June 30, 2001, there was no provision for income taxes, compared to an expense of $3.0 million in the six months ended June 30, 2000. This decrease is a result of a reduction in income from the Company's taxable REIT subsidiaries.

Minority Interest in Other Entities

      Minority interest in other entities totaled $10.9 million for the six months ended June 30, 2001, compared to $13.5 million for the six months ended June 30, 2000, a decrease of $2.6 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

      Gain on disposition of properties totaled $1.6 million for the six months ended June 30, 2001, compared to $5.3 million for the six months ended June 30, 2000, a decrease of $3.7 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

Minority Interest in AIMCO Operating Partnership

      Minority interest in AIMCO Operating Partnership increased $0.8 million, from $3.9 million for the six months ended June 30, 2000 to $4.7 million for the six months ended June 30, 2001. This increase is due to additional partnership units issued in tender, merger and acquisition related activities, resulting in dilution and an increase to minority interest shareholders. As a result, AIMCO’s interest in the AIMCO Operating Partnership has decreased to 86% as of June 30, 2001 from 92% as of June 30, 2000.

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

	Same Store

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Properties	655	655	655	655

Apartment units	179,282	179,282	179,282	179,282

Average physical occupancy	93.8%	94.7%	93.8%	94.5%

Average rent collected/unit/month	$685	$657	$682	$654

Revenues	$265,814	$254,922	$529,423	$504,490

Expenses	100,860	96,500	198,067	188,606

Net operating income	$164,954	$158,422	$331,356	$315,884

	Total Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Properties	687	674	687	674

Apartment units	191,232	186,181	191,232	186,181

Average physical occupancy	93.1%	92.5%	92.8%	92.4%

Average rent collected/unit/month	$685	$658	$683	$655

Revenues	$285,652	$267,798	$556,277	$518,951

Expenses	109,920	103,035	209,151	195,646

Net operating income	$175,732	$164,763	$347,126	$323,305

Funds From Operations

      For the three and six months ended June 30, 2001 and 2000, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$30,435	$11,822	$44,453	$37,704

Adjustments:

Real estate depreciation, net of minority interest	92,945	76,756	190,756	133,725

Real estate depreciation related to unconsolidated entities	13,861	15,601	28,867	34,563

Amortization of intangibles	4,332	2,004	9,233	4,087

Gain on disposition of properties	(1,490)	(226)	(1,556)	(5,331)

Other items:

Deferred income tax provision	—	2,109	—	2,961

Preferred stock dividends and distributions	(8,126)	(6,530)	(14,861)	(13,052)

Interest expense on mandatorily redeemable convertible preferred securities	489	2,429	1,014	4,858

Minority interest in AIMCO Operating Partnership	3,415	1,338	4,734	3,910

Funds From Operations (FFO)	$135,861	$105,303	$262,640	$203,425

Weighted average number of common shares, common share equivalents, Common OP Units and other units outstanding:

Common share and common share equivalents	91,132	81,837	89,289	80,679

Common OP Units and other units	12,156	7,588	11,643	7,608

	103,288	89,425	100,932	88,287

Liquidity and Capital Resources

      For the six months ended June 30, 2001 and 2000, net cash flows were as follows (dollars in thousands):

	2001	2000

Cash flow provided by operating activities	$241,023	$150,911

Cash flow provided by (used in) investing activities	64,563	(197,352)

Cash flow provided by (used in) financing activities	(327,308)	35,546

      During the six months ended June 30, 2001, the Company issued $536 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 5.76%. Each of the notes is individually secured by one of 51 properties with no cross-collateralization. The Company used the net proceeds totaling $261 million after transaction costs to repay existing debt and for working capital.

      In April 2001, the Company’s revolving credit facility was expanded to a full commitment of $400 million, and the number of lender participants in the facility's syndicate increased from nine to eleven. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock of certain subsidiaries of the Company owned by the AIMCO Operating Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., AIMCO Holdings, L.P., and certain options to purchase BACs in OTEF. Borrowings under the credit facility are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at June 30, 2001 was 6.61%. The amount available under the credit facility at June 30, 2001 was $167 million. At July 26, 2001, $139 million was outstanding on the line, providing availability of $261 million.

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

      At June 30, 2001, the Company had $135.4 million in cash and cash equivalents. In addition, the Company had $139.9 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal liquidity requirements include normal operating expenses, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: cash generated from operations; long-term, fixed rate, fully amortizing non-recourse property debt; secured or unsecured short-term debt; and the issuance of debt or equity securities in public offerings or private placements.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 2001, the Company made separate offers to the limited partners of 187 partnerships to acquire their limited partnership interests, and purchased approximately $111 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Equity

      The Company’s Return On Assets and Return On Equity for the six months ended June 30, 2001 and 2000 are as follows:

	Based on AFFO		Based on FFO
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Return on Assets(a)	9.8%	10.3%	10.2%	10.8%

Return on Equity

Basic(b)	14.3%	15.0%	15.5%	16.4%

Diluted(c)	13.1%	13.5%	14.1%	14.5%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $129,868 and $89,796 for the six months ended June 30, 2001 and 2000, respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders’ equity, plus accumulated depreciation, less accumulated

Capital Replacements of $129,868 and $82,796 for the six months ended June 30, 2001 and 2000, respectively, less preferred stock, plus minority interest in the AIMCO Operating Partnership, net of preferred OP unit interests $159,835 and $109,607 for the six months ended June 30, 2001 and 2000, respectively. The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

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

      The Company had $388.5 million of variable rate debt outstanding at June 30, 2001, which represented 8.5% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $3.9 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 2001 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

      None.

ITEM 2.   Changes in Securities and Use of Proceeds

      From time to time during the quarter, AIMCO issued shares of Common Stock in exchange for Common OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the three months ended June 30, 2001, 181,238 shares of Common Stock were issued in exchange for Common OP Units in these transactions.

      During the three months ended June 30, 2001, the holders of trust convertible preferred securities (“TOPRS”) converted a total of $6.9 million of TOPRS into 139,563 shares of Common Stock. The convertible preferred securities were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The preferred securities have a conversion price of $49.61 per share which, based on a liquidation amount of $50 per security, results in the issuance of 1.0079 shares of Common Stock for each preferred security converted.

      All of the foregoing issuances were made in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3.   Defaults Upon Senior Securities

      None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 19, 2001. At the meeting, the stockholders approved the proposals set forth below:

1.	Proposal to elect six directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify.

Votes Cast For Each Director

	Votes	Votes

	For	Withheld

Terry Considine	53,721,510	4,915,392

Peter K. Kompaniez	53,417,118	5,219,784

James N. Bailey	58,395,367	241,535

Richard S. Ellwood	58,390,627	246,275

J. Landis Martin	58,397,601	239,301

Thomas L. Rhodes	58,385,132	251,770

      There were no abstentions or broker non votes.

2.	Proposal to ratify the selection of Ernst & Young LLP, to serve as independent auditors for the Company for the fiscal year ending December 31, 2001:

Votes For	Votes Against	Abstentions	Broker Non Votes

58,249,694	41,961	345,247	—

      3.   To approve the sale of an aggregate of 15,000 new High Performance Partnership Units of the AIMCO Operating Partnership:

Votes For	Votes Against	Abstentions	Broker Non Votes

48,421,770	3,386,889	369,653	6,458,590

ITEM 5.   Other Information

      None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report[1]:

EXHIBIT NO.

3.1	Charter

10.1	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001

10.2	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001

10.3	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001

10.4	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001

10.5	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001

10.6	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001

10.7	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001

99.1	Agreement re: disclosure of long-term debt instruments

(b)	Reports on Form 8-K for the quarter ended June 30, 2001:

During the quarter for which this report is filed, Apartment Investment and Management Company filed its Current Report on Form 8-K, dated April 17, 2001, relating to a change of date of its annual meeting of stockholders; its Current Report on Form 8-K, dated April 26, 2001, relating to an increase in its measure of economic profitability and other financial indicators for the quarter ended March 31, 2001; and its Current Report on Form 8-K, dated June 21, 2001, relating to Regulation FD disclosure of materials to be presented in an address by AIMCO’s Chairman and Chief Executive Officer to a group of investors and analysts.

[1] Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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
Thomas C. Novosel

Senior Vice President, Chief Accounting Officer

Date: August 14, 2001

EXHIBIT INDEX(1)

Exhibit
Number	Description

3.1	Charter

10.1	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001

10.2	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001

10.3	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001

10.4	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001

10.5	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001

10.6	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001

10.7	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001]

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.