Form 10-Q
period 2002-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2002-05-14
CIK 922864

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

                                                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 1-13232

Apartment Investment and Management Company
 (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of Incorporation or organization)	84-1259577 (I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower 2, Suite 2-1000 Denver, Colorado (Address of principal executive offices)	80222-7900 (Zip Code)

(303) 757-8101
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     The number of shares of Class A Common Stock outstanding as of April 30, 2002: 81,743,242

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

INDEX

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Real estate:
Land	$1,633,750	$1,231,981
Buildings and improvements	7,810,546	7,029,670

Total real estate	9,444,296	8,261,651
Less accumulated depreciation	(1,649,564)	(1,603,311)

Net real estate	7,794,732	6,658,340

Assets held for sale	138,797	137,515
Cash and cash equivalents	107,332	80,000
Restricted cash	210,209	138,223
Accounts receivable	136,540	116,428
Deferred financing costs	80,756	82,693
Notes receivable from unconsolidated real estate partnerships	249,130	243,511
Investments in unconsolidated real estate partnerships	640,520	601,935
Other assets	316,845	258,116

Total assets	$9,674,861	$8,316,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured tax-exempt bond financing	$1,199,175	$991,127
Secured notes payable	3,876,321	3,433,034
Term loan	287,000	—
Credit facility	229,700	213,500

Total indebtedness	5,592,196	4,637,661

Liabilities related to assets held for sale	123,202	123,181
Accounts payable	12,180	10,597
Accrued liabilities and other	391,925	256,567
Deferred income	22,923	9,075
Security deposits	36,006	31,174
Deferred income taxes payable	36,413	36,348

Total liabilities	6,214,845	5,104,603

Mandatorily redeemable convertible preferred securities	20,637	20,637
Minority interest in consolidated real estate partnerships	114,292	113,782
Minority interest in AIMCO Operating Partnership	427,556	367,124
Stockholders’ equity:
Preferred Stock, perpetual	527,520	502,520
Preferred Stock, convertible	605,462	621,947
Class A Common Stock, $.01 par value, 455,962,738 shares and 456,962,738 shares authorized, 78,981,650 and 74,498,582 shares issued and outstanding, at March 31, 2002 and December 31, 2001, respectively	790	745
Additional paid-in capital	2,404,046	2,209,803
Unvested restricted stock	(5,088)	(5,775)
Notes due on common stock purchases	(46,945)	(46,460)
Distributions in excess of earnings	(588,254)	(572,165)

Total stockholders’ equity	2,897,531	2,710,615

Total liabilities and stockholders’ equity	$9,674,861	$8,316,761

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$331,484	$316,807
Property operating expense	(127,201)	(119,062)

Income from property operations	204,283	197,745

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	35,475	39,106
Management and other expenses	(28,101)	(28,432)
Amortization of intangibles	(1,124)	(4,901)

Income from investment management business	6,250	5,773

General and administrative expenses	(3,096)	(4,092)

Depreciation of rental property	(70,526)	(93,057)
Interest expense	(81,766)	(84,528)
Interest and other income	18,743	14,659
Equity in earnings (losses) of unconsolidated real estate partnerships	3,727	(4,280)
Minority interest in consolidated real estate partnerships	(3,399)	(5,262)

Operating earnings	74,216	26,958

Distributions from (to) minority interest partners in excess of income	1,586	(10,940)
Discontinued operations:
Income (loss) from discontinued operations (including gain on disposals of $3,956 and $66, respectively)	4,739	(681)
Income tax arising from disposals from discontinued operations	(768)	—

Income before minority interest in AIMCO Operating Partnership	79,773	15,337

Minority interest in AIMCO Operating Partnership, common	(6,998)	782
Minority interest in AIMCO Operating Partnership, preferred	(2,716)	(2,101)

Net income	70,059	14,018

Net income attributable to preferred stockholders	25,479	18,695

Net income (loss) attributable to common stockholders	$44,580	$(4,677)

Basic earnings (loss) per common share	$0.59	$(0.07)

Diluted earnings (loss) per common share	$0.58	$(0.07)

Dividends paid per common share	$0.82	$0.78

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,059	$14,018

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	71,650	97,958
Distributions (from) to minority interest partners in excess of income	(1,586)	10,940
Gain on disposals from discontinued operations	(3,956)	(66)
Minority interest in AIMCO Operating Partnership	9,714	1,319
Minority interest in consolidated real estate partnerships	3,399	5,262
Equity in (earnings) losses of unconsolidated real estate partnerships	(3,727)	4,280
Changes in operating assets and operating liabilities	(25,709)	(48,558)

Total adjustments	49,785	71,135

Net cash provided by operating activities	119,844	85,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(268,410)	(65,099)
Proceeds from sales of property	32,172	30,147
Proceeds from sales of investments	—	137,899
Cash from newly consolidated properties	37	22,486
Purchase of notes receivable, general and limited partnership interests and other assets	(43,038)	(36,801)
Purchase/originations of notes receivable	(24,432)	(27,083)
Proceeds from repayment of notes receivable	14,106	3,584
Cash paid in connection with merger/acquisition related costs	(2,086)	(26,921)
Distributions received from investments in unconsolidated real estate partnerships	861	18,743

Net cash (used in) provided by investing activities	(290,790)	56,955

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	29,944	75,849
Principal repayments on secured notes payable	(51,736)	(69,635)
Principal repayments on secured tax-exempt bond financing	(3,206)	(3,254)
Principal repayments on secured short-term financing	—	(25,105)
Net borrowings (pay downs) on term loan and revolving credit facilities	296,501	(120,170)
Payment of loan costs	(618)	(417)
Proceeds from issuance of common and preferred stock, exercise of options/warrants	30,086	62,970
Principal repayments received on notes due from officers on Common Stock purchases	1,003	4,521
Repurchase of Common Stock	(1,373)	(8,922)
Proceeds from issuance of other OP Units	318	—
Payment of common stock dividends	(60,764)	(55,138)
Payment of distributions to minority interest	(16,493)	(27,054)
Payment of preferred stock dividends	(25,384)	(19,129)

Net cash provided by (used in) financing activities	198,278	(185,484)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,332	(43,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,000	157,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,332	$113,739

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1 — Organization

     Apartment Investment and Management Company, a Maryland corporation incorporated on January 10, 1994 (“AIMCO” and, together with its consolidated subsidiaries and other controlled entities, the “Company”), owns a majority of the ownership interests in AIMCO Properties, L.P., (the “AIMCO Operating Partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. The Company held an approximate 86% interest in the AIMCO Operating Partnership as of March 31, 2002. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership. Interests in the AIMCO Operating Partnership that are held by limited partners other than the Company are referred to as “OP Units”.

     As of March 31, 2002, AIMCO:

•	owned or controlled (consolidated) and managed 171,059 units in 666 apartment properties;

•	held an equity interest in (unconsolidated) and managed 133,278 units in 999 apartment properties; and

•	provided services or managed, for unrelated third party owners, 29,159 units in 222 apartment properties, primarily pursuant to long term, non-cancelable agreements.

     At March 31, 2002, AIMCO had 78,981,650 shares of Class A Common Stock (the “Common Stock”) outstanding and the AIMCO Operating Partnership had 12,742,302 common OP Units and other OP Units outstanding, for a combined total of 91,723,952 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

NOTE 2 — Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 2001. Certain 2001 financial statement amounts have been reclassified to conform to the 2002 presentation.

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned subsidiaries and controlled real estate limited partnerships. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. When these partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. This charge is classified in the consolidated statements of income as distributions from (to) minority partners’ in excess of income. Losses are allocated to minority partners to the extent they do not create a minority interest deficit, in which case, the Company recognizes 100% of the losses in operating earnings. With regard to such partnerships, no losses were charged to operations for the three months ended March 31, 2002. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the AIMCO Operating Partnership generally are not available to pay creditors of AIMCO or the AIMCO Operating Partnership.

NOTE 3 — Acquisitions

     During the three months ended March 31, 2002 the Company:

•	purchased for $5 million, limited partnership interests in 125 partnerships (which own 159 properties) where the Company serves as general partner;

•	completed the acquisition of Casden Properties Inc. (“Casden”). The acquisition of Casden included the merger (the “Casden Merger”) of Casden into AIMCO (see Note 12 for further discussion).

NOTE 4 — Notes Receivable

     The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships at March 31, 2002 and 2001 (in thousands):

	Notes Receivable from
	Unconsolidated Real Estate
	Partnerships

	March 31, 2002	March 31, 2001

Par value notes	$145,197	$125,044
Discounted notes	103,933	102,532

Total	$249,130	$227,576

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

     As of March 31, 2002 and 2001, the Company held, primarily through its consolidated subsidiaries, $145.2 million and $125.0 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the three months ended March 31, 2002 and 2001, totaled $8.1 million and $6.8 million, respectively.

     As of March 31, 2002 and 2001, the Company held discounted notes, including accrued interest, with a carrying value of $103.9 million and $102.5 million, respectively. The total face value plus accrued interest of these notes was $278.2 million and $227.3 million at March 31, 2002 and 2001, respectively.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three months ended March 31, 2002 and 2001, the Company recognized deferred interest income and discounts of approximately $4.4 million ($0.06 per basic and diluted share) and $1.4 million ($0.02 per basic and diluted share), respectively. These amounts are net of allocated expenses of $0.4 million for the three months ended March 31, 2002, and none for the three months ended March 31, 2001. Interest income is ultimately collected in cash or through foreclosure of the property securing the note.

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

Environmental

     Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remedy, hazardous substances may adversely affect occupancy at affected apartment communities and our ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

Other Legal Matters

     On January 30, 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material impact upon the Company’s financial condition taken as a whole.

NOTE 6 — Stockholders’ Equity

Preferred Stock

     On March 19, 2002, the Company announced that it would redeem for Common Stock all outstanding shares of its Class K Convertible Cumulative Preferred Stock (the “Class K Preferred Stock”) on April 18, 2002 at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price was paid in shares of Common Stock at a price of $45.7835 per share, which resulted in the issuance of 0.5944 shares of Common Stock for each share of Class K Preferred Stock redeemed. As of March 31, 2002, approximately 659,000 shares of Class K Preferred Stock were converted into approximately 392,000 shares of Common Stock.

     On March 25, 2002, the Company sold 1,000,000 additional shares of Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a registered public offering. The total net proceeds of approximately $25 million were used to repay short-term indebtedness. Holders of the Class R Preferred Stock are entitled to receive dividends that are cumulative from the date of original issue and are payable quarterly each year, equal to $2.50 per year (equivalent to 10% of the $25 liquidation preference). The Class R Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments of distributions by AIMCO are made to any holders of Common Stock, the holders of the Class R Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006 at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued and unpaid dividends, if any, to the date fixed for redemption.

Common Stock

     On January 14, 2002, the Company redeemed $35 million of Class B Preferred Partnership Units, originally issued in December of 1998 by an AIMCO subsidiary to AEW Targeted Securities Fund, L.P., an institutional investor. The Class B Preferred Partnership Units were originally issued with a warrant to purchase 875,000 shares of Common Stock at $40 per share. AIMCO redeemed the $35 million of Class B Preferred Partnership Units, paid accrued dividends and settled the warrant for a total of 447,991 shares of Common Stock and 444,247 common OP Units.

     On March 11, 2002, AIMCO issued approximately 3.508 million shares of Common Stock ($164.9 million) and 882,784 Common OP Units ($41.5 million) based on $47 per share/unit in connection with the Casden Merger.

     During the three months ended March 31, 2002, approximately 10,000 shares of Common Stock were issued in exchange for common OP Units.

NOTE 7 — Earnings Per Share

     Earnings per share is calculated based on the weighted average number of shares of common stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

NUMERATOR:
Net income	$70,059	$14,018
Less: Net income attributable to preferred stockholders	(25,479)	(18,695)

Numerator for basic and diluted earnings per share — net income (loss) attributable to common stockholders	$44,580	$(4,677)

DENOMINATOR:
Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	74,845	70,619
Effect of dilutive securities:
Dilutive potential common shares	1,395	—

Denominator for dilutive earnings per share	76,240	70,619

Basic earnings (loss) per common share:
Operations	$0.54	$(0.06)
Discontinued operations	0.05	(0.01)

Total	$0.59	$(0.07)

Diluted earnings (loss) per common share:
Operations	$0.53	$(0.06)
Discontinued operations	0.05	(0.01)

Total	$0.58	$(0.07)

NOTE 8 — Industry Segments

     AIMCO has two reportable segments: real estate (owning and operating apartments); and investment management business (providing, to third parties, services relating to the apartment business). The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during the three months ended March 31, 2002 or 2001. The Company also manages apartment properties and provides other services for third parties and affiliates through its investment management business segment. As disclosed, a significant portion of the revenues of the investment management business are from affiliates of the Company.

     The performance measure used by management of the Company for each segment is its contribution to free cash flow (“Free Cash Flow” (“FCF”)). Free Cash Flow is defined by the Company as net operating income less the capital spending required to maintain the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures also used by management of the Company include funds from operations, adjusted funds from operations and earnings before structural depreciation.

     The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three months ended March 31, 2002 and 2001, from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended March 31, 2002 and 2001
(in thousands, except unit data)

	2002				2001

	Consolidated	Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 15,280 and 8,605 for 2002 and 2001)	$28,396	$1,534	$29,930	14.3%	$20,766		$2,102	$22,868	11.2%
Average monthly rent $900 to $1,000 per unit (equivalent units of 10,924 and 7,180 for 2002 and 2001)	21,501	1,228	22,729	10.8%	15,411		396	15,807	7.7%
Average monthly rent $800 to $900 per unit (equivalent units of 13,099 and 12,183 for 2002 and 2001)	19,663	933	20,596	9.8%	23,201		1,261	24,462	12.0%
Average monthly rent $700 to $800 per unit (equivalent units of 22,126 and 15,759 for 2002 and 2001)	28,632	2,498	31,130	14.8%	24,645		2,020	26,665	13.0%
Average monthly rent $600 to $700 per unit (equivalent units of 36,599 and 38,355 for 2002 and 2001)	39,048	3,202	42,250	20.1%	48,088		4,361	52,449	25.6%
Average monthly rent $500 to $600 per unit (equivalent units of 36,195 and 36,019 for 2002 and 2001)	31,555	3,021	34,576	16.5%	34,081		3,675	37,756	18.5%
Average monthly rent less than $500 per unit (equivalent units of 16,650 and 16,292 for 2002 and 2001)	9,246	310	9,556	4.6%	11,078		311	11,389	5.6%

Subtotal conventional real estate contribution to Free Cash Flow	178,041	12,726	190,767	90.9%	177,270		14,126	191,396	93.6%

Affordable (equivalent units of 23,005 and 14,692 for 2002 and 2001)	6,465	6,057	12,522	6.0%	7,082		6,416	13,498	6.6%
College housing (average rent of $610 and $630 per month for 2002 and 2001) (equivalent units of 2,854 and 3,365 for 2002 and 2001)	3,076	97	3,173	1.5%	3,419		173	3,592	1.8%
Other real estate	1,096	24	1,120	0.5%	506		94	600	0.3%
Minority interest	(20,680)	—	(20,680)	(9.9%)	(25,828)		—	(25,828)	(12.6%)

Total real estate contribution to Free Cash Flow	167,998 (1)	18,904	186,902	89.0%	162,449	(1)	20,809	183,258	89.7%

Investment Management Business

Management contracts (property and asset management)
Controlled properties	6,511	—	6,511	3.1%	5,087		—	5,087	2.5%
Third party with terms in excess of one year	541	—	541	0.3%	196		—	196	0.1%
Third party cancelable in 30 days	322	—	322	0.2%	325		—	325	0.1%
Insurance operations	(475)	—	(475)	(0.3%)	1,010		—	1,010	0.5%

Investment management business contribution to Free Cash Flow before activity based fees	6,899	—	6,899	3.3%	6,618		—	6,618	3.2%

Activity based fees	475	—	475	0.2%	4,056		—	4,056	2.0%

Total investment management business contribution to Free Cash Flow	7,374 (2)	—	7,374	3.5%	10,674	(2)	—	10,674	5.2%

Interest and other income
Transactional income	10,095	—	10,095	4.8%	4,735		—	4,735	2.3%
General partner loan interest	8,084	—	8,084	3.9%	6,797		—	6,797	3.4%
Money market and interest bearing accounts	564	—	564	0.3%	3,127		—	3,127	1.5%

Total interest and other income contribution to Free Cash Flow	18,743	—	18,743	9.0%	14,659		—	14,659	7.2%

General and Administrative Expenses	(3,096)	—	(3,096)	(1.5%)	(4,092)		—	(4,092)	(2.1%)

Free Cash Flow (FCF)(4)	191,019	18,904	209,923	100%	183,690		20,809	204,499	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended March 31, 2002 and 2001
(in thousands, except share data)

	2002			2001

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated		Total

Free Cash Flow (FCF)(4)	191,019	18,904	209,923	183,690	20,809		204,499

Interest expense:
Secured debt
Long-term, fixed rate	(66,407)	(9,538)	(75,945)	(71,493)	(10,963)		(82,456)
Long-term, variable rate (principally tax-exempt)	(9,748)	(607)	(10,355)	(5,046)	(1,350)		(6,396)
Short-term	(3,583)	—	(3,583)	(2,043)	(12)		(2,055)
Lines of credit and other unsecured debt	(5,094)	—	(5,094)	(9,738)	(1)		(9,739)
Interest expense on mandatorily redeemable convertible preferred securities	(260)	—	(260)	(525)	—		(525)
Interest capitalized	3,326	—	3,326	4,317	—		4,317

Total interest expense before minority interest	(81,766)	(10,145)	(91,911)	(84,528)	(12,326)		(96,854)
Minority interest share of interest expense	9,214	—	9,214	13,883	—		13,883

Total interest expense after minority interest	(72,552)	(10,145)	(82,697)	(70,645)	(12,326)		(82,971)

Distributions on preferred OP Units	(2,716)	—	(2,716)	(2,101)	—		(2,101)
Dividends on preferred securities owned by minority interest	(98)	—	(98)	(678)	—		(678)
Dividends on preferred stock	(25,479)	—	(25,479)	(18,695)	—		(18,695)

Total dividends/distributions on preferred securities	(28,293)	—	(28,293)	(21,474)	—		(21,474)

Non-structural depreciation, net of capital replacements	2,222	1,845	4,067	(3,835)	(289)		(4,124)
Amortization of intangibles	(1,124)	—	(1,124)	(4,901)	—		(4,901)
Income (loss) from discontinued operations	783	—	783	(747)	—		(747)
Gain on disposals from discontinued operations	3,956	—	3,956	66	—		66
Income tax arising from disposals from discontinued operations	(768)	—	(768)	—	—		—

Earnings Before Structural Depreciation (EBSD)(4)	95,243	10,604	105,847	82,154	8,194		90,348

Structural depreciation, net of minority interest	(48,978)	(6,877)	(55,855)	(72,393)	(12,474)		(84,867)
Distributions from (to) minority interest partners in excess of income	1,586	—	1,586	(10,940)	—		(10,940)

Net income (loss) attributable to common OP Unitholders and stockholders	47,851	3,727 (3)	51,578	(1,179)	(4,280	)(3)	(5,459)
Gain on disposals from discontinued operations	(3,956)	—	(3,956)	(66)	—		(66)
Income tax arising from disposals from discontinued operations	768	—	768	—	—		—
Discontinued operations depreciation, net of minority interest	367	368	735	1,175	308		1,483
Structural depreciation, net of minority interest	48,978	6,877	55,855	72,393	12,474		84,867
Distributions (from) to minority interest partners in excess of income	(1,586)	—	(1,586)	10,940	—		10,940
Non-structural depreciation, net of minority interest	13,385	716	14,101	13,303	2,224		15,527
Amortization of intangibles	1,124	—	1,124	4,901	—		4,901

Funds From Operations (FFO)(4)	106,931	11,688	118,619	101,467	10,726		112,193
Capital replacement reserve	(15,605)	(2,562)	(18,167)	(9,468)	(1,935)		(11,403)

Adjusted Funds From Operations (AFFO)(4)	$91,326	$9,126	$100,452	$91,999	$8,791		$100,790

			Earnings			Earnings
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

EBSD
Basic	$105,847	86,856		$90,348	81,750
Diluted	122,466	104,409		104,933	98,575
Net Income (Loss)
Basic	51,578	86,856	$0.59	(5,459)	81,750	$(0.07)
Diluted	51,578	88,251	$0.58	(5,459)	81,750	$(0.07)
FFO
Basic	118,619	86,856		112,193	81,750
Diluted	135,238	104,409		126,779	98,575
AFFO
Basic	100,452	86,856		100,790	81,750
Diluted	117,071	104,409		115,376	98,575
Operating Earnings
Basic	49,977	86,856		6,228	81,750
Diluted	49,977	88,251		6,228	83,226

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	2002	2001

Consolidated real estate contribution to Free Cash Flow	$167,998	$162,449
Plus: Minority interest	20,680	25,828
Plus: Capital replacements	15,605	9,468
Plus: Property operating expenses	127,201	119,062

Rental and other property revenues	$331,484	$316,807

(2)	Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	2002	2001

Consolidated investment management business contribution to Free Cash Flow	$7,374	$10,674
Plus: Management and other expenses	28,101	28,432

Management fees and other income primarily from affiliates	$35,475	$39,106

(3)	Reconciliation of unconsolidated net income (loss) attributable to common OP Unitholders and stockholders to equity in earnings (losses) of unconsolidated real estate partnerships (in thousands):

	2002	2001

Equity in earnings (losses) of unconsolidated real estate partnerships	3,727	(4,280)

Unconsolidated net income (loss) attributable to common OP Unitholders and stockholders	$3,727	$(4,280)

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with generally accepted accounting principles (“GAAP”), as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income less the capital replacement spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as net income (loss), determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items and disposals from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, plus amortization of intangibles, plus distributions to or less distributions from minority interest partners in excess of income and less dividends on preferred stock. The Company calculates FFO (diluted) by adding back the interest expense and preferred dividends relating to convertible securities whose conversion is dilutive to FFO. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less capital replacement spending equal to $110 and $75 per apartment unit for the three months ending March 31, 2002 and 2001 respectively.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended March 31, 2002				For the Three Months Ended March 31, 2001

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$209,923	$105,847	$118,619	$100,452	$204,499	$90,348	$112,193	$100,790
Total interest expense after minority interest	(82,697)	—	—	—	(82,971)	—	—	—
Dividends on preferred securities owned by minority interest	(97)	—	—	—	(678)	—	—	—
Dividends on preferred OP Units	—	2,716	2,716	2,716	—	2,101	2,101	2,101
Dividends on preferred stock	—	25,479	25,479	25,479	—	18,695	18,695	18,695
Structural depreciation, net of minority interest	(55,855)	(55,855)	(55,855)	(55,855)	(84,867)	(84,867)	(84,867)	(84,867)
Non-structural depreciation, net of minority interest	(14,101)	—	(14,101)	(14,101)	(15,527)	—	(15,527)	(15,527)
Discontinued operations depreciation, net of minority interest	—	—	(735)	(735)	—	—	(1,483)	(1,483)
Distributions from (to) minority interest partners in excess of income	1,586	1,586	1,586	1,586	(10,940)	(10,940)	(10,940)	(10,940)
Capital replacements reserve	18,167	—	—	18,167	11,403	—	—	11,403
Amortization of intangibles	(1,124)	—	(1,124)	(1,124)	(4,901)	—	(4,901)	(4,901)
Income (loss) from discontinued operations	783	—	—	—	(747)	—	—	—
Gain on disposals from discontinued operations	3,956	—	3,956	3,956	66	—	66	66
Income tax arising from disposals from discontinued operations	(768)	—	(768)	(768)	—	—	—	—
Minority interest in AIMCO Operating Partnership	(9,714)	(9,714)	(9,714)	(9,714)	(1,319)	(1,319)	(1,319)	(1,319)

Net income	$70,059	$70,059	$70,059	$70,059	$14,018	$14,018	$14,018	$14,018

ASSETS (in thousands):
	March 31, 2002	December 31, 2001

Total assets for reportable segments	$9,290,571	$7,942,853
Corporate and other assets	384,290	373,908

Total consolidated assets	$9,674,861	$8,316,761

NOTE 9 — Dilutive Securities

     In June 2001, AIMCO shareholders approved the sale by the AIMCO Operating Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units”, “Class III Units” and “Class IV Units,” respectively, and, collectively the “High Performance Units”) to three limited liability companies owned by a limited number of AIMCO employees for an aggregate offering price of $4.9 million.

     The valuation period for the Class II Units ended on December 31, 2001, with no value added, and therefore the allocable investment made by the holders of $1.275 million was lost.

     The valuation periods for the Class III Units and Class IV Units end December 31, 2002 and 2003, respectively. At March 31, 2002, the Company did not meet the required measurement benchmarks for Class III or Class IV Units, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of March 31, 2002, and such High Performance Units have had no dilutive effect. The table below illustrates the calculation of the value of High Performance Units at March 31, 2002 (in thousands):

Class of High		AIMCO	Morgan		Out-	Average	Outperformance	Value of High
Performance	Final Valuation	Total	Stanley	Minimum	performance	Market	Shareholder	Performance	OP Unit	OP Unit
Unit	Date	Return(1)	REIT Index	Return	Return	Capitalization	Value Added(2)	Units(3)	Dilution	Dilution %

Class III	December 31, 2002	7.01%	22.20%	23.20%	0.00%	$3,881,607	$0	$0	0	0.00%
Class IV	December 31, 2003	7.01%	22.20%	36.80%	0.00%	$3,881,607	$0	$0	0	0.00%

(1)	Based on a $48.36 starting price, dividend reinvestment on the dividend payment date using the closing price for that date, and an ending price based on an average of the volume weighted average trading price for the 20 trading days immediately preceding the end of the period.

(2)	Outperformance Return multiplied by average market capitalization

(3)	Outperformance Shareholder Value Added multiplied by 5%

     AIMCO has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of common shares that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of March 31, 2002:

Type of Security	As of March 31, 2002

Common Stock	78,981,650
Common OP Units and other OP Units	12,742,302
Vested options and warrants	4,724,849
Convertible preferred stock	12,927,502
Convertible preferred OP Units	2,714,777
Convertible debt securities	409,185

Total	112,500,265

NOTE 10 — Discontinued Operations and Assets Held for Sale

     In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective for the Company beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the income statement.

     The Company is currently marketing for sale certain real estate properties that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). As of March 31, 2002, the Company had 8 properties with 1,686 units classified as assets held for sale.

NOTE 11 — Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s financial position or results of operations. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002. The adoption of the non-amortization provision of SFAS 142 impacted net income and earnings per share for the three months ended March 31, 2002 and would have impacted net income and earnings per share for the three months ended March 31, 2001 as shown below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$70,059	$14,018
Add back: Goodwill amortization	—	1,681
Adjusted minority interest in AIMCO Operating Partnership	—	(235)

Adjusted net income	$70,059	$15,464

Basic earnings (loss) per common share:
Reported net income (loss)	$0.59	$(0.07)
Goodwill amortization	—	0.02

Adjusted net income (loss)	$0.59	$(0.05)

Diluted earnings (loss) per common share:
Reported net income (loss)	$0.58	$(0.07)
Goodwill amortization	—	0.02

Adjusted net income (loss)	$0.58	$(0.05)

     In April 2002, FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4 (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. Statement of Financial Accounting Standard No. 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. Statement of Financial Accounting Standard No. 44 and the amended sections of Statement of Financial Accounting Standard No. 13 are not applicable to the Company and therefore have no effect on the Company’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on the Company as the gains and losses on the extinguishment of debt are generally not material to the Company’s financial statements.

NOTE 12 — Casden Merger

     On March 11, 2002, the Company completed the acquisition of Casden Properties Inc. (“Casden”) pursuant to an Agreement and Plan of Merger dated as of December 3, 2001, by and among AIMCO, Casden and XYZ Holding LLC. The acquisition of Casden included the merger (the “Casden Merger”) of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden. The $1.1 billion acquisition is comprised of the following:

•	4,975 conventional apartment units located in Southern California;

•	11,027 affordable apartment units located in 25 states; and

•	National Partnership Investments Corporation (“NAPICO”), a subsidiary of Casden Properties, which as general partner controls more than 400 properties with more than 41,000 units.

     In addition, as part of the Casden Merger, AIMCO has committed to the following:

•	Purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and 60% occupancy;

•	Invest up to $50 million for a 20% limited liability interest in Casden Properties, LLC which will develop the two properties AIMCO has committed to purchase, as well as pursue new development opportunities in Southern California and other markets. AIMCO will have an option, but not an obligation to purchase, at completion, all multi-family rental projects of Casden Properties, LLC; and

•	Provide a stand-by facility of $70 million in debt financing associated with these properties under development.

     AIMCO paid $1.1 billion, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. The Company issued 3.508 million shares of Class A Common Stock ($164.9 million), and 882,784 common OP Units ($41.5 million), based on $47 per share/unit, paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. The Company has also incurred $21 million in transaction costs comprised of professional fees, which included legal, accounting/tax and acquisition due diligence. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The allocation of the purchase price of Casden is based upon preliminary estimates and is subject to final determination based upon estimates and other evaluations of fair value.

     In connection with the Casden Merger, the Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan (the “Casden Loan”) to pay the cash required to complete the Casden Merger.

NOTE 13 — Subsequent Events

Redemption of Class K Preferred Stock

     On April 18, 2002, the Company redeemed for Common Stock all remaining outstanding shares of its Class K Preferred Stock at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price was paid in shares of Common Stock at a price of $45.7835 per share, which resulted in the issuance of 0.5944 shares of Common Stock for each share of Class K Preferred Stock redeemed. Subsequent to March 31, 2002, approximately 4,341,000 shares of Class K Preferred Stock were either converted into or redeemed for approximately 2,580,000 shares of Common Stock.

Issuance of Class R Preferred Stock

     On April 11, 2002, the Company sold an additional 1,000,000 shares of Class R Preferred Stock, par value $0.01 per share, in a registered public offering (see Note 6 for terms of the Class R Preferred Stock). The net proceeds of approximately $25 million were used to repay short-term indebtedness.

Approval of Class V High Performance Partnership Units

     On April 26, 2002, AIMCO shareholders approved the sale by the AIMCO Operating Partnership of 5,000 of its Class V High Performance Partnership Units (the “Class V Units”) to a limited liability company owned by a limited number of AIMCO employees for an offering price of $1.1 million. The Class V Units have identical characteristics to the Class IV Units sold in 2001, except for the dilutive impact limit, which was reduced from 1.5% to 1%, and a different three-year measurement period. The valuation period of the Class V Units began on January 1, 2002, and will end on December 31, 2004. At March 31, 2002, the Company did not meet the required measurement benchmarks for the Class V Units, and therefore, the Company did not record any value to these units in the consolidated financial statements, nor did they have any dilutive effect.

Conversion of Class L Convertible Cumulative Preferred Stock

     On May 6, 2002, GE Capital Equity Investments, Inc. converted 2,500,000 of its shares of AIMCO Class L Convertible Cumulative Preferred Stock (the “Class L Preferred Stock”), with a face value of $62.5 million, into 1,344,664 shares of AIMCO Common Stock. As a result of this conversion, as of May 6, 2002, 2,500,000 shares of Class L Preferred Stock remain outstanding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

     AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of March 31, 2002, the Company owned or managed 333,496 apartment units, comprised of 171,059 units in 666 apartment properties owned or controlled by the Company (the “Owned Properties”), 133,278 units in 999 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 29,159 units in 222 apartment properties which the Company provided services or managed for unrelated third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 47 states, the District of Columbia and Puerto Rico.

     In the three months ended March 31, 2002, the Company:

•	completed the Casden Merger for $1.1 billion;

•	purchased $5 million of limited partnership interests;

•	sold 13 apartment communities for a total of $69 million of which the Company’s share of the net proceeds was $15 million;

•	closed 11 mortgage loans, at a weighted average interest rate of 7.25%, generating a total of $59 million of proceeds, of which the Company’s share of the net proceeds was $9 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

Net Income

     The Company recognized net income of $70.1 million for the three months ended March 31, 2002, compared with $14.0 million for the three months ended March 31, 2001. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from the consolidated Owned Properties totaled $331.5 million for the three months ended March 31, 2002, compared with $316.8 million for the three months ended March 31, 2001, an increase of $14.7 million, or 4.6%. This increase in consolidated rental and other property revenues was a result of the following:

•	The acquisition of properties contributed 64.0% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and 2 properties acquired in 2001.

•	The purchase of controlling interests and the subsequent consolidation of partnerships contributed 44.6% of the increase. These partnerships included 10 properties that were first consolidated at the end of 2001.

•	A 1.1% increase in same store revenues contributed 24.2% of the total increase. See further discussion of same store results under the heading “Same Store Property Operating Results.”

•	The effect of the foregoing was offset 32.8% by the sale of 19 apartment properties in 2001.

     Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $127.2 million for the three months ended March 31, 2002, compared with $119.1 million for the three months ended March 31, 2001, an increase of $8.1 million or 6.8%. This increase in property operating expenses was a result of the following:

•	A 2.9% increase in same store expenses contributed 42.1% of the total increase. See further discussion of same store results under the heading “Same Store Property Operating Results.”

•	The acquisition of properties contributed 40.6% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and 2 properties acquired in 2001.

•	The purchase of controlling interests and the subsequent consolidation of partnerships contributed 37.2% of the increase. These partnerships included 10 properties that were first consolidated at the end of 2001.

•	Properties in the redevelopment portfolio coming on-line contributed 6.6% of the increase.

•	The disposition of 19 apartment properties in 2001 offset the above increases by 26.5%.

Consolidated Investment Management Business

     Income from the consolidated asset and investment management business, which is primarily earned from affiliated unconsolidated real estate partnerships in which the Company is the general partner, was $6.3 million for the three months ended March 31, 2002, compared to $5.8 million for the three months ended March 31, 2001, an increase of $0.5 million or 8.6%. This increase in consolidated investment management business was a result of the following:

•	An increase of $4.2 million as the Company earned fees resulting from additional construction supervisory management services. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities.

•	An increase of $3.8 million related to reduced amortization of intangibles, of which $2.1 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $1.7 million was due to the elimination of goodwill amortization related to SFAS 142.

•	An increase of $1.2 million related to a decrease in compensation expense due to a reduction in work force, in part due to planned reduction in third party property management.

•	A decrease of $3.6 million in activity based fees, due to lower refinancing and disposition transactions.

•	A decrease of $1.5 million in insurance operations, related to higher than expected insurance costs.

•	A decrease of $1.3 million in fees for services provided to third parties, due to a planned reduction in third party asset management.

•	A decrease of $1.4 million due to increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense.

•	A decrease of $0.9 million due to costs incurred in connection with the Company’s business process improvement effort, which included $0.6 million in consulting fees and $0.3 million in abandoned software costs.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses decreased $1.0 million or 24.4% to $3.1 million for the three months ended March 31, 2002 compared to $4.1 million for the three months ended March 31, 2001. Lower compensation expense due to a reduction in work force contributed 25.2% to this decrease, with the remaining due to a decrease in professional fees, primarily legal and accounting, as a result of the Company’s cost saving efforts.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property decreased $22.6 million to $70.5 million for the three months ended March 31, 2002, compared to $93.1 million for the three months ended March 31, 2001. During 2001, the Company completed a comprehensive review of its real estate related depreciation. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and improvements. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. The Company expects this change in useful lives to increase net income by approximately $65 million in 2002 over 2001. This change in estimate of useful lives contributed $26.0 million, or 115.0% of the decrease, which was in line with management's expectations. This decrease was offset by the following:

•	The acquisition of properties offset 8.6% of the decrease. These acquisitions include properties acquired in the Casden Merger and 2 properties acquired in 2001.

•	The purchase of controlling interests and the subsequent consolidation of partnerships offset 3.3% of the decrease. These partnerships included 10 properties that were first consolidated at the end of 2001.

•	Depreciable additions to same store properties offset 3.1% of the decrease.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $81.8 million for the three months ended March 31, 2002, compared with $84.5 million for the three months ended March 31, 2001, a decrease of $2.7 million, or 3.2%. The decrease was a result of the following:

•	A decrease of $4.6 million on the Company’s line of credit, as the Company had lower average balances outstanding during the three months ended March 31, 2002 than the three months ended March 31, 2001, and the cost of such borrowing was at a weighted average interest rate of 4.52% compared to 8.36%, respectively. The average balance outstanding during the three months ended March 31, 2002 was $265.9 million (including the term loan the Company borrowed for the Casden Merger), and the average balance outstanding for the three months ended March 31, 2001 was $307.5 million (including the term loan the

Company borrowed for the acquisition of interests in the properties from affiliates of Oxford Realty Financial Group, Inc. on September 20, 2000, the “Oxford Acquisition”).

•	A decrease of $2.0 million related to an over-accrual of interest expense in the three months ended March 31, 2001 related to the Oxford Acquisition.

•	An increase of $2.0 million resulting from the acquisition of properties. These acquisitions include properties acquired in the Casden Merger and 2 properties acquired in 2001.

•	An increase of $2.0 million was due to the purchase of controlling interests and the subsequent consolidation of partnerships owning 10 properties that were first consolidated at the end of 2001.

•	An increase of $1.0 million due to reduced capitalized interest as a result of completing redevelopment projects and placing properties back in service.

•	The disposition of 19 apartment properties in 2001 offset the above increases by $1.1 million.

Consolidated Interest and Other Income

     Consolidated interest and other income increased $4.0 million, or 27.2%, to $18.7 million for the three months ended March 31, 2002, compared with $14.7 million for the three months ended March 31, 2001. This increase was a result of the following:

•	An increase in transactional income of $5.4 million, from $4.7 million for the three months ended March 31, 2001 to $10.1 million for the three months ended March 31, 2002. The majority of this increase ($3.0 million) was due to an increase in accretion on discounted loans and early collection of, and therefore interest recognition on, certain general partner loans, with the remaining $2.4 million due to an increase in the accretion on certain tax-exempt bonds.

•	An increase of $1.2 million in interest from general partner notes receivable, as a result of increased general partner loans outstanding.

•	A decrease of $2.6 million in interest from money market and interest bearing accounts, as interest rates on deposit accounts have decreased approximately 200 basis points from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in earnings of unconsolidated real estate partnerships totaled $3.7 million for the three months ended March 31, 2002, compared with a loss of $4.3 million for the three months ended March 31, 2001, an increase of $8.0 million. The reason for this increase was the change in estimate of useful lives completed by the Company in 2001, which resulted in lower depreciation expense (see previous discussion on the change in estimate in Consolidated Depreciation of Rental Property).

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $3.4 million for the three months ended March 31, 2002, compared to $5.3 million for the three months ended March 31, 2001, a decrease of $1.9 million. This decrease is a result of the Company’s purchase of additional interests in consolidated partnerships, thereby reducing the minority interest allocation.

Distributions from (to) Minority Interest Partners in Excess of Income

     Distributions from minority interest partners in excess of income was $1.6 million for the three months ended March 31, 2002 compared to distributions to minority interest partners of $10.9 million for the three months ended March 31, 2001, an increase of $12.5 million. When partnerships consolidated in the Company’s financial statements make cash distributions in excess of net income, generally accepted accounting principles require the Company, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. This increase is due to earnings from these partnerships generated from sales and operations, resulting in the Company being credited profits to the extent of such losses previously absorbed, as well as a reduced level of distributions being made from the consolidated partnerships.

Discontinued Operations

     Income from discontinued operations totaled $4.7 million for the three months ended March 31, 2002, compared to a loss of $0.7 million for the three months ended March 31, 2001, an increase of $5.4 million. The increase is primarily related to the increase in gain on disposals of $3.9 million. As a result of the adoption of SFAS 144, effective January 1, 2002, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. In both periods the properties sold, as well as the properties held for sale, were considered by management to be inconsistent with the Company’s long-term investment strategy.

Same Store Property Operating Results

     The Company defines “same store” properties as conventional apartment communities in which the Company’s ownership interest exceeded 10% in the comparable periods of 2002 and 2001. “Total portfolio” includes same store properties plus conventional acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a “same store” and a “total portfolio” basis (dollars in thousands):

	Same Store		Total Portfolio

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Properties	649	649	677	677
Apartment units	177,794	177,794	187,866	187,866
Average physical occupancy	92.4%	93.6%	90.7%	90.9%
Average rent collected/occupied unit/month	$694	$687	$697	$689
Revenues	$287,185	$283,997	$302,093	$297,310
Expenses	102,463	99,596	110,244	106,162

Net operating income	$184,722	$184,401	$191,849	$191,148

     Same store net operating income had a moderate increase of $0.3 million from the three months ended March 31, 2001 to the three months ended March 31, 2002. The 1% increase in average rent per occupied unit, from $687 in 2001, to $694 in 2002 contributed $3.0 million to this increase. Additionally, other income, primarily utility reimbursement, telephone and cable television commission, and resident fees for late payments, contributed $7.0 million. These increases were offset by a 1.2% decrease in average occupancy quarter over quarter, which resulted in a $3.0 million decrease in same store net operating income, an increase in bad debt expense of $3.4 million, and increases in property expenses including property taxes and insurance costs of $1.3 million and $2.0 million, respectively. Same store expenses for both periods presented above include capitalized costs. Had these costs not been included in either period, changes in same store results would have remained unchanged.

Funds From Operations

     For the three months ended March 31, 2002 and 2001, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net Income	$70,059	$14,018
Adjustments:
Real estate depreciation, net of minority interest	62,363	85,696
Real estate depreciation related to unconsolidated entities	7,593	14,698
Discontinued operations depreciation, net of minority interest	735	1,483
Gain on disposals from discontinued operations	(3,956)	(66)
Income tax arising from disposals from discontinued operations	768	—
Distributions (from) to minority interest partners in excess of income	(1,586)	10,940
Amortization of intangibles	1,124	4,901
Other items:
Preferred stock dividends and distributions	(11,836)	(6,735)
Interest expense on mandatorily redeemable convertible preferred securities	260	525
Minority interest in AIMCO Operating Partnership	9,714	1,319

Diluted Funds From Operations (FFO) available to common shares, common share equivalents, OP Units	$135,238	$126,779

Weighted average number of common shares, common share equivalents, and OP Units:
Common shares and common share equivalents	76,240	70,619
Preferred stock, preferred OP Units, and other securities convertible into common shares	16,158	16,826
Common OP Units and other OP Units	12,011	11,130

Total	104,409	98,575

Liquidity and Capital Resources

     For the three months ended March 31, 2002 and 2001, net cash flows were as follows (dollars in thousands):

	2002	2001

Cash flow provided by operating activities	$119,844	$85,153
Cash flow (used in) provided by investing activities	(290,790)	56,955
Cash flow provided by (used in) financing activities	198,278	(185,484)

     During the three months ended March 31, 2002, the Company closed $59 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.25%. Each of the notes is individually secured by one of 11 properties with no cross-collateralization. After repayment of existing debt totaling $45 million, the Company’s share of the proceeds was $9 million, which was used to repay existing debt and for working capital.

     On March 11, 2002, the Company amended and restated its revolving credit facility as necessitated by the execution of the Casden Loan, in order to conform certain provisions of the loans. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the equity owned by the Company and certain subsidiaries of AIMCO in other subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at

AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of July 31, 2002 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing on the later of August 1, 2002 or the day after the date on which the Casden Loan is paid in full through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 31, 2002 was 4.43% and the outstanding balance was $229.7 million. The amount available under the credit facility at March 31, 2002 was $170.3 million.

     On March 11, 2002, the Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan to pay the cash required to complete the Casden Merger. The borrowers under the Casden Loan are the Company, the AIMCO Operating Partnership and NHP Management Company, and all obligations thereunder are guaranteed by certain of AIMCO’s subsidiaries. The obligations under the Casden Loan are secured by a first priority pledge of the equity owned by the Company and certain subsidiaries of AIMCO in other subsidiaries of AIMCO and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate which is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin is 3.0% in the case of LIBOR-based loans and 2.0% in the case of base rate loans, but the margin may increase to 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate loans if the rating of the Company’s or the AIMCO Operating Partnership’s senior unsecured debt is downgraded, the Company’s or the AIMCO Operating Partnership’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at AIMCO’s option, for a term of one year. The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow, proceeds from property sales or proceeds from equity issuances. The weighted average interest rate at March 31, 2002 was 4.90% and the balance outstanding was $287 million. The amount outstanding on the Casden Loan at April 20, 2002 was $259.2 million.

     The financial covenants contained in the amended and restated revolving credit facility and the Casden Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the amended and restated revolving credit facility and the Casden Loan limit AIMCO from distributing more than 80% of its Funds From Operations (or such amounts as may be necessary for AIMCO to maintain its status as a REIT).

     On March 25, 2002, the Company completed the sale of 1,000,000 additional shares of Class R Preferred Stock, par value $0.01 per share in a registered public offering. The total net proceeds of approximately $25 million were used to repay short-term indebtedness.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the three months ended March 31, 2002, the Company made separate offers to the limited partners of 125 partnerships to acquire their limited partnership interests, and purchased approximately $5 million of limited partnership interests.

     At March 31, 2002, the Company had $107.3 million in cash and cash equivalents. In addition, the Company had $210.2 million of restricted cash ($70 million of which was acquired in the Casden Merger), primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is no longer adequate, the Company has additional means, such as short-term borrowing availability, to be able to meet its short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations.

Return on Assets and Return on Equity

     The Company’s Return On Assets and Return On Equity for the three months ended March 31, 2002 and 2001 are as follows:

	Based on AFFO		Based on FFO
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Return on Assets(a)	9.3%	9.7%	10.0%	10.1%
Return on Equity
Basic(b)	13.6%	14.3%	15.3%	15.3%
Diluted(c)	12.6%	12.9%	14.0%	13.8%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow (with Casden annualized based on the period owned by the Company), divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements and less all non-indebtedness liabilities. Capital Replacements were $180.9 million and $115.0 million for the three months ended March 31, 2002 and 2001, respectively. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements. Total assets include all of the assets of the Company, including conventional properties, affordable properties and investments in unconsolidated real estate partnerships.

(b)	The Company defines Return on Equity-Basic (AFFO) as (i) annualized AFFO-Basic (with Casden annualized based on the period owned by the Company), divided by (ii) Average Equity. Average Equity is computed by averaging the sum of Equity, as defined below, at the beginning and the end of the period. Equity is total stockholders’ equity, plus accumulated depreciation, less accumulated Capital Replacements, less preferred stock, plus minority interest in the AIMCO Operating Partnership, net of preferred OP Unit interests. Preferred OP Unit interests were $123.0 million and $130.8 million for the three months ended March 31, 2002 and 2001, respectively. Capital Replacements were $180.9 million and $115.0 million for the three months ended March 31, 2002 and 2001, respectively. The Company defines Return on Equity-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

(c)	The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

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

     The Company had $1,476.0 million of variable rate debt outstanding at March 31, 2002, which represented 26.4% of the Company’s total outstanding debt. Of the total variable debt, the major components were floating rate tax-exempt bond financing ($869.7 million), floating rate secured notes ($89.6 million), the Company’s amended and restated credit facility ($229.7 million) and the Casden Loan ($287.0 million). Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $14.8 million on an annual basis.

     The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 2002 approximates their carrying value due to their relatively short term nature. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 30, 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material impact upon the Company’s financial condition taken as a whole.

ITEM 2. Changes in Securities and Use of Proceeds

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for common OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. The shares are issued in exchange for common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the three months ended March 31, 2002, approximately 10,000 shares of Class A Common Stock were issued in exchange for common OP Units in these transactions.

     After March 19, 2002, holders of Class K Preferred Stock converted approximately 659,000 shares of Class K Preferred Stock into approximately 392,000 shares of Class A Common Stock. The shares were issued in exchange for Class K Preferred Stock in private transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report[1]:

EXHIBIT NO.

3.1	Charter

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999, is incorporated herein by this reference)

10.1	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.2	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.3	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to AIMCO Properties, L.P.’s Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.4	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.5	Purchase Agreement, dated March 21, 2002, by and among Cohen & Steers Quality Income Realty Fund, Inc., Cohen & Steers Equity Income Fund, Inc. and Apartment Investment and Management Company (Exhibit 1.1 to AIMCO’s Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)

10.6	Placement Agency Agreement, dated March 21, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.2 to AIMCO’s Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(b)	Reports on Form 8-K for the quarter ended March 31, 2002:

During the quarter for which this report is filed, Apartment Investment and Management Company filed its Current Report on Form 8-K, dated February 22, 2002, relating to AIMCO’s 2002 Annual Meeting of Stockholders; its Current Report on Form 8-K, dated March 11, 2002, relating to the completion of the purchase by AIMCO and Casden Properties Inc. of 100% ownership of 17,383 apartment units and other transactions; its Current Report on Form 8-K, dated March 19, 2002, relating to the redemption of all outstanding shares of AIMCO Class K Convertible Cumulative Preferred Stock; its Current Report on Form 8-K, dated March 20, 2002, relating to additional information on the redemption of all outstanding shares of AIMCO Class K Convertible Cumulative Preferred Stock; and its Current Report on Form 8-K, dated March 25, 2002, relating to the sale of an aggregate of 1,000,000 shares of AIMCO Class R Cumulative Preferred Stock.

[1]Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: May 14, 2002

EXHIBIT INDEX(1)

EXHIBIT NO.

3.1	Charter

3.2	Bylaws (Exhibit 3.2 to AIMCO's Annual Report on Form 10-K for the fiscal year 1999, is incorporated herein by this reference)

10.1	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.2	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.3	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to AIMCO Properties, L.P.’s Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.4	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.5	Purchase Agreement, dated March 21, 2002, by and among Cohen & Steers Quality Income Realty Fund, Inc., Cohen & Steers Equity Income Fund, Inc. and Apartment Investment and Management Company (Exhibit 1.1 to AIMCO’s Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)

10.6	Placement Agency Agreement, dated March 21, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.2 to AIMCO’s Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.