Form 10-Q
period 2002-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2002-11-05
CIK 922864

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-13232

Apartment Investment and Management Company

(Exact name of registrant as specified in its charter)

Maryland	84-1259577
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower 2, Suite 2-1000
Denver, Colorado	80222-7900
(Address of principal executive offices)	(Zip Code)

(303) 757-8101
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares of Class A Common Stock outstanding as of October 31, 2002: 93,649,333

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Real estate:
Land	$1,817,603	$1,227,340
Buildings and improvements	8,552,258	6,993,677

Total real estate	10,369,861	8,221,017
Less accumulated depreciation	(1,822,034)	(1,593,686)

Net real estate	8,547,827	6,627,331

Assets held for sale	18,980	168,524
Cash and cash equivalents	87,475	80,000
Restricted cash	201,342	138,223
Accounts receivable	110,304	100,339
Deferred financing costs	67,548	82,693
Notes receivable from unconsolidated real estate partnerships	247,506	243,511
Investments in unconsolidated real estate partnerships	598,944	601,935
Other assets	231,624	258,116

Total assets	$10,111,550	$8,300,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured notes payable	$4,248,178	$3,419,923
Secured tax-exempt bond financing	1,241,323	991,127
Credit facility	275,000	213,500
Term loan	144,992	—

Total indebtedness	5,909,493	4,624,550

Liabilities related to assets held for sale	8,825	136,292
Accounts payable	14,204	10,597
Accrued liabilities and other	354,140	240,478
Deferred income	19,988	9,075
Security deposits	40,929	31,174
Deferred income taxes payable	36,239	36,348

Total liabilities	6,383,818	5,088,514

Mandatorily redeemable convertible preferred securities	15,169	20,637
Minority interest in consolidated real estate partnerships	85,179	113,782
Minority interest in AIMCO Operating Partnership	396,928	367,124
Stockholders’ equity:
Preferred Stock, perpetual	552,520	502,520
Preferred Stock, convertible	392,500	621,947
Class A Common Stock, $.01 par value, 454,962,738 shares and 456,962,738 shares authorized, 93,195,129 and 74,498,582 shares issued and outstanding, at September 30, 2002 and December 31, 2001, respectively	932	745
Additional paid-in capital	3,026,554	2,209,803
Unvested restricted stock	(7,432)	(5,775)
Notes due from officers on common stock purchases	(49,685)	(46,460)
Distributions in excess of earnings	(684,933)	(572,165)

Total stockholders’ equity	3,230,456	2,710,615

Total liabilities and stockholders’ equity	$10,111,550	$8,300,672

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$367,049	$314,950	$1,052,905	$943,511
Property operating expense	(153,095)	(119,143)	(424,871)	(360,789)

Income from property operations	213,954	195,807	628,034	582,722

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	25,463	46,728	78,650	118,669
Management and other expenses	(22,131)	(31,458)	(57,519)	(80,102)
Amortization of intangibles	(1,154)	(4,230)	(3,194)	(13,463)

Income from investment management business	2,178	11,040	17,937	25,104

General and administrative expenses	(4,360)	(4,319)	(12,377)	(12,868)
Other expenses	—	—	(5,000)	—
Provision for losses on notes receivable	(1,682)	—	(4,838)	—
Depreciation of rental property	(73,418)	(78,605)	(212,932)	(263,263)
Interest expense	(81,065)	(78,787)	(249,069)	(241,172)
Interest and other income	12,260	14,989	53,640	46,998
Equity in earnings (losses) of unconsolidated real estate partnerships	(254)	(4,861)	2,357	(14,068)
Minority interest in consolidated real estate partnerships	(1,893)	(8,238)	(6,136)	(19,025)

Operating earnings	65,720	47,026	211,616	104,428

Distributions to minority partners in excess of income	(4,302)	(19,220)	(15,274)	(30,034)
Discontinued operations:
Income (loss) from operations	(177)	(292)	326	751
Gain (loss) on disposals	(8,044)	2,847	(10,035)	4,403
Income tax (expense) benefit arising from disposals	127	(1,207)	(552)	(1,207)

Total discontinued operations	(8,094)	1,348	(10,261)	3,947

Income before minority interest in AIMCO Operating Partnership	53,324	29,154	186,081	78,341

Minority interest in AIMCO Operating Partnership, preferred	(2,713)	(2,758)	(8,141)	(7,049)
Minority interest in AIMCO Operating Partnership, common	(4,266)	(285)	(15,503)	(728)

Net income	46,345	26,111	162,437	70,564
Net income attributable to preferred stockholders	22,092	24,341	71,466	65,444

Net income attributable to common stockholders	$24,253	$1,770	$90,971	$5,120

Basic earnings per common share	$0.26	$0.02	$1.09	$0.07

Diluted earnings per common share	$0.26	$0.02	$1.07	$0.07

Dividends declared per common share	$0.82	$0.78	$2.46	$2.34

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,437	$70,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	216,126	276,726
Distributions to minority partners in excess of income	15,274	30,034
Loss (gain) on disposals from discontinued operations	10,035	(4,403)
Minority interest in AIMCO Operating Partnership	23,644	7,777
Minority interest in consolidated real estate partnerships	6,136	19,025
Equity in (earnings) losses of unconsolidated real estate partnerships	(2,357)	14,068
Changes in operating assets and operating liabilities, net	(27,052)	(28,852)

Total adjustments	241,806	314,375

Net cash provided by operating activities	404,243	384,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(709,898)	(24,343)
Initial capital expenditures	(23,165)	(34,721)
Capital enhancements	(5,632)	(25,558)
Capital replacements	(60,726)	(82,958)
Redevelopment additions to real estate	(118,505)	(100,721)
Proceeds from sales of property	203,237	151,858
Proceeds from sales of investments	22,747	237,824
Cash from newly consolidated properties	7,509	22,505
Purchase of notes receivable, general and limited partnership interests and other assets	(69,464)	(73,744)
Purchase/originations of notes receivable	(74,547)	(82,971)
Proceeds from repayment of notes receivable	53,017	38,561
Cash paid in connection with merger/acquisition related costs	(41,348)	(45,930)
Distributions received from investments in unconsolidated real estate partnerships	6,866	33,408

Net cash (used in) provided by investing activities	(809,909)	13,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	651,824	448,836
Principal repayments on secured notes payable borrowings	(412,196)	(420,151)
Proceeds from secured tax-exempt bond financing	287,551	112,676
Principal repayments on secured tax-exempt bond financing	(395,271)	(145,759)
Principal repayments on secured short-term financing	—	(25,105)
Net borrowings (pay downs) on term loan and revolving credit facilities	206,492	(282,740)
Payment of loan costs	(9,448)	(18,031)
Proceeds from issuance of common and preferred stock, exercise of options/warrants	427,145	205,175
Principal repayments received on notes due from officers on Common Stock purchases	5,444	7,929
Repurchase of Common Stock and Operating Partnership Units	(1,938)	(31,732)
Proceeds from issuance of High Performance Units	979	3,198
Payment of common stock dividends	(202,706)	(169,083)
Payment of distributions to minority interests	(72,236)	(107,502)
Payment of preferred stock dividends	(72,499)	(63,789)

Net cash provided by (used in) financing activities	413,141	(486,078)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,475	(87,929)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,000	157,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,475	$69,186

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1 — Organization

     Apartment Investment and Management Company (“AIMCO”), a Maryland corporation incorporated on January 10, 1994, owns a majority of the ownership interests in AIMCO Properties, L.P. (the “AIMCO Operating Partnership”) through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. AIMCO held approximately an 88% interest in the AIMCO Operating Partnership as of September 30, 2002. AIMCO-GP, Inc. is the sole general partner of the AIMCO Operating Partnership. Except where the context otherwise requires, “Company” refers to AIMCO, the AIMCO Operating Partnership and AIMCO’s consolidated corporate subsidiaries and consolidated real estate partnerships.

     As of September 30, 2002, the Company:

•	owned a controlling equity interest in 179,663 units in 694 apartment properties (which the Company refers to as “consolidated”);

•	owned a non-controlling equity interest in 122,149 units in 933 apartment properties (which the Company refers to as “unconsolidated”), of which 78,413 units were also managed by the Company; and

•	provided services or managed, for third party owners, 25,058 units in 203 apartment properties, primarily pursuant to long term, non-cancelable agreements.

     At September 30, 2002, 93,195,129 shares of AIMCO’s Class A Common Stock (the “Common Stock”) were outstanding. Interests in the AIMCO Operating Partnership that are held by limited partners other than the Company are referred to as “OP Units.” Holders of common OP Units may redeem such units for cash or, at the Company’s option, Common Stock. At September 30, 2002, the AIMCO Operating Partnership had 12,446,817 common OP Units and equivalents outstanding. At September 30, 2002, a combined total of 105,641,946 shares of Common Stock and OP Units were outstanding (excluding preferred OP Units).

NOTE 2 — Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 2001. Certain 2001 financial statement amounts have been reclassified to conform to the 2002 presentation, including certain eliminations of self-charged income, as well as the treatment of discontinued operations.

     The accompanying consolidated financial statements include the accounts of AIMCO, the AIMCO Operating Partnership, majority owned corporate subsidiaries and consolidated real estate partnerships. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by AIMCO or the AIMCO Operating Partnership generally are not available to pay creditors of AIMCO or the AIMCO Operating Partnership.

     Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case, the Company recognizes 100% of the losses in operating earnings, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $0.8 million in non-cash depreciation losses related to the minority interest ownership were charged to operations for the three and nine months ended September 30, 2002, respectively, and no losses were charged to operations for the three and nine months ended September 30, 2001, respectively.

NOTE 3 — Notes Receivable from Unconsolidated Real Estate Partnerships

     The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships at September 30, 2002 and 2001 (in thousands):

	Notes Receivable from Unconsolidated
	Real Estate Partnerships

	September 30, 2002	September 30, 2001

Par value notes	$115,299	$128,863
Discounted notes	132,207	128,540

Total	$247,506	$257,403

     The Company recognizes interest income earned from its investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired at a discount (“discounted notes”).

     As of September 30, 2002 and 2001, the Company held, primarily through its consolidated corporate subsidiaries, $115.3 million and $128.9 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which the Company believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the three and nine months ended September 30, 2002 totaled $7.3 million and $24.2 million, respectively, and for the three and nine months ended September 30, 2001 totaled $8.1 million and $22.8 million, respectively.

     As of September 30, 2002 and 2001, the Company held discounted notes, including accrued interest, with a carrying value of $132.2 million and $128.5 million, respectively. The total face value plus accrued interest of these notes was $221.7 million and $289.3 million at September 30, 2002 and 2001, respectively.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offering activities), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company is amortizing, as interest income, on a prospective basis over the estimated remaining life of the loans, the difference between the carrying value of the discounted notes and the estimated collectible value. For the three and nine months ended September 30, 2002, the Company recognized deferred interest income and discounts of approximately $3.8 million ($0.04 per basic and diluted share) and $19.3 million ($0.20 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2001, the Company recognized deferred interest income and discounts of approximately $3.1 million ($0.04 per basic and diluted share) and $5.7 million ($0.07 per basic and diluted share), respectively. These amounts are net of allocated expenses of $0.2 million and $0.8 million for the three and nine months ended September 30, 2002, respectively, and none and $2.2 million for the three and nine months ended September 30, 2001, respectively. The notes receivable generally are realizable through collection of cash or obtaining ownership of the property.

     The Company continues to assess the collectibility or impairment of each note on a periodic basis. During the three and nine months ended September 30, 2002, the Company identified and recorded provisions for losses on notes receivable of $1.7 million and $4.8 million, respectively. The Company will continue to monitor and assess these notes, and expects to identify both recoveries and impairments, but does not expect any net impairments to have a material adverse affect on its consolidated financial condition or results of operations taken as a whole.

NOTE 4 — Commitments and Contingencies

  Legal

     The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

  Limited Partnerships

     In connection with the Company’s acquisitions of interests in real estate partnerships, it is sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such real estate partnerships or violations of the relevant partnership agreements.

     The Company may incur costs in connection with the defense or settlement of such litigation. The Company believes it complies with its fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse affect on the Company’s consolidated financial condition or results of operations taken as a whole.

  Environmental

     Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remedy, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

     There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. Prior to March 31, 2002, the Company generally was insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, certain of the Company’s insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although the Company does retain some limited coverage for catastrophic property damage due to mold. In addition, certain of the Company’s insurance carriers do provide some coverage for personal injury claims, which coverage generally expires on December 31, 2002.

     The Company has implemented protocols and procedures to prevent or eliminate mold from its properties and believes that its measures will eliminate, or at least minimize, the effects that mold could have on its residents. To date, the Company has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, the Company can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

  Other Legal Matters

     In December 2001, AIMCO and certain of its affiliated partnerships that own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Housing and Urban Development (“HUD”) pursuant to which AIMCO agreed to pay a fine of $130,000, conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties that have not been certified as lead-base paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to the execution of the agreement. The cost of the settlement, inspections and remediations incurred to date had been reserved for at the time the Company acquired the NHP Incorporated and Insignia Financial Group, Inc. portfolios. Any remaining costs are not expected to be material.

     On January 30, 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and it will vigorously defend itself. The matter has been set for trial on July 7, 2003. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) are insurance agents who in 2000 sold to the Company property insurance issued by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified the Company from losses relating to the matters described below. As a result of such defaults, the Company faces the risk of impairment of a $16.7 million insurance-related receivable as well as a contingent liability of $5.7 million. The Company’s receivable arose from the improper and premature cancellation by National Union of its property insurance coverage in April 2001. The Company had paid to National Union amounts in excess of $10 million in prepaid premiums for property insurance coverage that was to continue through at least April 2002. In addition, the Company has a $6.7 million receivable from NPS to reimburse it for payments on a premium finance agreement, proceeds of which were to pay premiums to National Union. The Company holds two $5 million surety bonds issued by Lumberman’s Mutual Insurance Company to secure the NPS indemnities. In addition, the Company has pending litigation in the U.S. District Court for the District of Colorado against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage. The cancellation of the property insurance coverage in 2001 has no effect on the Company’s present property insurance coverage or on coverage that existed through April 2001.

     With respect to the contingent liability arising from the NPS defaults, in July 2002 the Company received a demand for payment of $5.7 million from Cananwill, Inc., a premium funding company, allegedly due for premium payments made to National Union. The Company believes it has meritorious defenses to assert, and it will vigorously defend itself in the event Cananwill commences any litigation. In the event of litigation and an adverse determination, the Company will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of its payments.

     Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

NOTE 5 — Stockholders’ Equity

  Preferred Stock

     On March 19, 2002, AIMCO announced that on April 18, 2002 it would redeem for Common Stock all 5,000,000 outstanding shares of its Class K Convertible Cumulative Preferred Stock, par value $0.01 per share (the “Class K Preferred Stock”) at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price was payable in shares of Common Stock at a price of $45.7835 per share, or the issuance of 0.5944 shares of Common Stock for each share of Class K Preferred Stock redeemed. Subsequent to this announcement, the holders of all 5,000,000 shares of Class K Preferred Stock converted such shares into approximately 2,972,000 shares of Common Stock.

     On March 25, 2002, AIMCO sold 1,000,000 shares of Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a registered public offering, and on April 11, 2002, AIMCO sold an additional 1,000,000 shares of Class R Preferred Stock in a registered public offering. The total net proceeds from both of these offerings of approximately $50 million were used to repay short-term indebtedness. Holders of the Class R Preferred Stock are entitled to receive dividends in an annual amount of $2.50, or 10% of the $25 per share liquidation preference. These dividends are cumulative from the date of original issuance and are payable quarterly each year. Class R Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments of distributions by AIMCO are made to any holders of Common Stock, the holders of Class R Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006 at the option of AIMCO, at a price equal to the liquidation preference of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

     On May 6, 2002, the holder of 2,500,000 shares of AIMCO Class L Convertible Cumulative Preferred Stock, par value $0.01 per share (the “Class L Preferred Stock”), with a face value of $62.5 million, converted such shares into 1,344,664 shares of Common Stock. Following this conversion, as of September 30, 2002, 2,500,000 shares of Class L Preferred Stock remained outstanding.

     On July 29, 2002, AIMCO announced that on August 28, 2002, it would redeem all outstanding shares of its Class B Convertible Cumulative Preferred Stock, par value $0.01 per share (the “Class B Preferred Stock”) for cash equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends through the redemption date of $1.73545 per share. On August 20, 2002, the holder of all 419,471 shares of Class B Preferred Stock converted such shares into 1,377,573 shares of Common Stock.

  Common Stock

     On June 5, 2002, AIMCO completed the sale of 8,000,000 shares of Common Stock in an underwritten public offering at a net price of $46.17 per share. The net proceeds of approximately $369 million were used to repay outstanding short-term indebtedness under the Company’s credit facility and the term loan that was used to finance the Company’s acquisition of Casden Properties, Inc. (“Casden”), in March 2002, which included the merger of Casden into the Company (the “Casden Merger”).

     In August and September of 2002, the holders of mandatorily redeemable convertible preferred securities (“TOPRS”) converted approximately $5.3 million of TOPRS into approximately 107,000 shares of Common Stock. The TOPRS were assumed by AIMCO in October 1998 in connection with its merger with Insignia Financial Group, Inc. The TOPRS have a conversion price of $49.61 per share, which, based on a liquidation amount of $50 per security, results in the issuance of 1.0079 shares of Common Stock for each TOPRS converted.

     During the three and nine months ended September 30, 2002, approximately 169,000 and 441,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption.

NOTE 6 — Earnings Per Share

     Earnings per share is calculated based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended
	September 30,

	2002	2001

NUMERATOR:
Net income	$46,345	$26,111
Less: Net income attributable to preferred stockholders	(22,092)	(24,341)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$24,253	$1,770

DENOMINATOR:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	91,831	73,114
Effect of dilutive securities:
Dilutive potential common shares	904	1,406

Denominator for dilutive earnings per share	92,735	74,520

Basic earnings (loss) per common share:
Operations	$0.34	$—
Discontinued operations	(0.08)	0.02

Total	$0.26	$0.02

Diluted earnings (loss) per common share:
Operations	$0.34	$—
Discontinued operations	(0.08)	0.02

Total	$0.26	$0.02

	Nine Months Ended
	September 30,

	2002	2001

NUMERATOR:
Net income	$162,437	$70,564
Less: Net income attributable to preferred stockholders	(71,466)	(65,444)

Numerator for basic and diluted earnings per share — income attributable to common stockholders	$90,971	$5,120

DENOMINATOR:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	83,443	72,150
Effect of dilutive securities:
Dilutive potential common shares	1,399	1,014

Denominator for dilutive earnings per share	84,842	73,164

Basic earnings (loss) per common share:
Operations	$1.20	$0.02
Discontinued operations	(0.11)	0.05

Total	$1.09	$0.07

Diluted earnings (loss) per common share:
Operations	$1.18	$0.02
Discontinued operations	(0.11)	0.05

Total	$1.07	$0.07

     Convertible preferred shares/units that could be converted into 10,814 and 17,352 weighted average shares of Common Stock for the three months ended September 30, 2002 and 2001, respectively, and 13,147 and 16,538 weighted average shares of Common Stock for the nine months ended September 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

NOTE 7 — Industry Segments

     The Company has two reportable segments: real estate (owning and operating apartments); and investment management business (providing, to third parties and affiliates, services relating to the apartment business). The Company owns and operates multifamily apartment communities throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of its apartment communities has similar economic characteristics, the apartment communities have been aggregated into a single apartment communities, or real estate, segment. The Company considers disclosure of different components of the multifamily housing business to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment.

     No single tenant or related group of tenants contributed 10% or more of total revenues during the three and nine months ended September 30, 2002 or 2001. The Company also manages apartment properties and provides other services for third parties and affiliates through its investment management business segment. As disclosed, a significant portion of the revenues of the investment management business is from affiliates.

     A performance measure the Company uses for each segment is its contribution to free cash flow (“Free Cash Flow” or “FCF”). The Company defines Free Cash Flow as net operating income less the capital spending required to maintain and improve the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures the Company uses include funds from operations, adjusted funds from operations and earnings before structural depreciation. The Company deducts Capital Replacement spending to arrive at Free Cash Flow and adjusted funds from operations. In addition, beginning in the second quarter of 2002, the Company began deducting Capital Enhancement spending as well as Capital Replacement spending. This additional deduction is reflected on a prospective basis.

     The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three and nine months ended September 30, 2002 and 2001, from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less actual spending for Capital Replacements and Capital Enhancements, and net income (in thousands, except equivalent units (ownership effected) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended September 30, 2002 and 2001
(in thousands, except unit data)

	2002				2001

	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%

Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 8,812 and 4,690 for 2002 and 2001)	$19,235	$1,100	$20,335	10.4%	$9,866	$1,974	$11,840	5.6%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,543 and 4,684 for 2002 and 2001)	15,019	721	15,740	8.1%	10,419	1,345	11,764	5.5%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,272 and 8,684 for 2002 and 2001)	20,934	588	21,522	11.0%	19,004	782	19,786	9.3%
Average monthly rent $800 to $900 per unit (equivalent units of 13,423 and 13,050 for 2002 and 2001)	21,749	235	21,984	11.3%	24,517	993	25,510	12.0%
Average monthly rent $700 to $800 per unit (equivalent units of 16,617 and 20,353 for 2002 and 2001)	21,116	1,863	22,979	11.8%	24,860	2,814	27,674	13.0%
Average monthly rent $600 to $700 per unit (equivalent units of 36,550 and 34,280 for 2002 and 2001)	35,719	3,207	38,926	19.9%	40,318	3,589	43,907	20.7%
Average monthly rent $500 to $600 per unit (equivalent units of 37,627 of and 41,919 for 2002 and 2001)	30,543	2,773	33,316	17.1%	34,204	3,105	37,309	17.5%
Average monthly rent less than $500 per unit (equivalent units of 21,305 and 20,634 for 2002 and 2001)	9,811	793	10,604	5.4%	10,401	523	10,924	5.1%

Subtotal conventional real estate contribution to Free Cash Flow	174,126	11,280	185,406	95.0%	173,589	15,125	188,714	88.7%
Affordable Apartments (equivalent units of 24,064 and 12,515 for 2002 and 2001)	14,026	5,362	19,388	9.9%	4,021	6,452	10,473	4.9%
College housing (average rent of $610 and $545 per month for 2002 and 2001)(equivalent units of 2,825 and 2,947 for 2002 and 2001)	2,547	68	2,615	1.3%	3,232	35	3,267	1.5%
Other real estate	878	37	915	0.5%	1,978	142	2,120	1.0%
Minority interest	(22,489)	—	(22,489)	(11.5%)	(17,776)	—	(17,776)	(8.3%)

Total real estate contribution to Free Cash Flow	169,088 (1)	16,747	185,835	95.2%	165,044 (1)	21,754	186,798	87.8%

Investment Management Business
Management contracts (property and asset management)
Controlled properties	2,868	—	2,868	1.5%	11,955	—	11,955	5.6%
Third party with terms in excess of one year	529	—	529	0.3%	400	—	400	0.2%
Third party cancelable in 30 days	271	—	271	0.1%	869	—	869	0.4%
Insurance operations	(1,101)	—	(1,101)	(0.6%)	(500)	—	(500)	(0.2%)

Investment management business contribution to Free Cash Flow before activity based fees	2,567	—	2,567	1.3%	12,724	—	12,724	6.0%
Activity based fees	765	—	765	0.4%	2,546	—	2,546	1.2%

Total investment management business contribution to Free Cash Flow	3,332 (2)	—	3,332	1.7%	15,270 (2)	—	15,270	7.2%

Interest and other income
General partner loan interest	7,260	—	7,260	3.7%	8,051	—	8,051	3.8%
Transactional income	3,791	—	3,791	1.9%	5,831	—	5,831	2.7%
Money market and interest bearing accounts	1,209	—	1,209	0.6%	1,107	—	1,107	0.5%

Total interest and other income contribution to Free Cash Flow	12,260	—	12,260	6.2%	14,989	—	14,989	7.0%

General and administrative expenses	(4,360)	—	(4,360)	(2.2%)	(4,319)	—	(4,319)	(2.0%)
Provision for losses on notes receivable	(1,682)	—	(1,682)	(0.9%)	—	—	—	0.0%

Free Cash Flow (FCF)(3)	$178,638	$16,747	$195,385	100.0%	$190,984	$21,754	$212,738	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended September 30, 2002 and 2001
(in thousands, except per share data)

	2002			2001

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(3)	$178,638	$16,747	$195,385	$190,984	$21,754	$212,738
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(74,049)	(11,142)	(85,191)	(66,148)	(12,339)	(78,487)
Long-term, variable rate (principally tax-exempt)	(4,880)	(353)	(5,233)	(7,958)	(1,576)	(9,534)
Short-term	(3,565)	—	(3,565)	(2,251)	(2)	(2,253)
Lines of credit and other unsecured debt	(4,252)	—	(4,252)	(4,204)	—	(4,204)
Interest expense on mandatorily redeemable convertible preferred securities	(365)	—	(365)	(294)	—	(294)
Interest capitalized	6,046	—	6,046	2,068	—	2,068

Total interest expense before minority interest	(81,065)	(11,495)	(92,560)	(78,787)	(13,917)	(92,704)
Minority interest share of interest expense	11,735	—	11,735	9,566	—	9,566

Total interest expense after minority interest	(69,330)	(11,495)	(80,825)	(69,221)	(13,917)	(83,138)

Distributions on preferred OP Units	(2,713)	—	(2,713)	(2,758)	—	(2,758)
Dividends on preferred securities owned by minority interest	—	—	—	(678)	—	(678)
Dividends on preferred stock	(22,092)	—	(22,092)	(24,341)	—	(24,341)

Total dividends/distributions on preferred OP Units and securities	(24,805)	—	(24,805)	(27,777)	—	(27,777)

Non-structural depreciation, net of Capital Replacements/Enhancements	12,385	1,961	14,346	(1,105)	(278)	(1,383)
Amortization of intangibles	(1,154)	—	(1,154)	(4,230)	—	(4,230)
Discontinued operations:
Loss from operations	(177)	—	(177)	(292)	—	(292)
Gain (loss) on disposals	(8,044)	(8,044)	2,847	—	2,847
Income tax (expense) benefit arising from disposals	127	—	127	(1,207)	—	(1,207)

Earnings Before Structural Depreciation (EBSD)(3)	87,640	7,213	94,853	89,999	7,559	97,558

Structural depreciation, net of minority interest	(54,565)	(7,467)	(62,032)	(63,863)	(12,420)	(76,283)
Distributions to minority partners in excess of income	(4,302)	—	(4,302)	(19,220)	—	(19,220)

Net income (loss) attributable to common OP Unitholders and stockholders	28,773	(254)	28,519	6,916	(4,861)	2,055

Discontinued operations:
Loss (gain) on disposals	8,044	—	8,044	(2,847)	—	(2,847)
Depreciation, net of minority interest	448	—	448	2,074	—	2,074
Income tax expense (benefit) arising from disposals	(127)	—	(127)	1,207	—	1,207
Structural depreciation, net of minority interest	54,565	7,467	62,032	63,863	12,420	76,283
Distributions to minority partners in excess of income	4,302	—	4,302	19,220	—	19,220
Non-structural depreciation, net of minority interest	9,992	1,348	11,340	14,094	2,478	16,572
Amortization of intangibles	1,154	—	1,154	4,230	—	4,230

Funds From Operations (FFO)(3)	107,151	8,561	115,712	108,757	10,037	118,794

Capital Replacements	(21,204)	(3,274)	(24,478)	(12,987)	(2,200)	(15,187)
Capital Enhancements	(1,173)	(35)	(1,208)	—	—	—

Adjusted Funds From Operations (AFFO)(3)	$84,774	$5,252	$90,026	$95,770	$7,837	$103,607

			Earnings			Earnings
		Shares/	Per Share/		Shares/	Per Share/
	Earnings	Units	Unit	Earnings	Units	Unit

EBSD
Basic	$94,853	104,589		$97,558	85,420
Diluted	102,376	112,613		114,781	104,302
Net Income
Basic	28,519	104,589	$0.27	2,055	85,420	$0.02
Diluted	28,519	105,493	$0.27	2,055	86,826	$0.02
FFO
Basic	115,712	104,589		118,794	85,420
Diluted	123,235	112,613		136,017	104,302
AFFO
Basic	90,026	104,589		103,607	85,420
Diluted	92,443	108,132		120,830	104,302
Operating Earnings
Basic	40,915	104,589		19,927	85,420
Diluted	40,915	105,493		19,927	86,826

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Nine Months Ended September 30, 2002 and 2001
(in thousands, except unit data)

	2002				2001

	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%

Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,229 and 4,540 for 2002 and 2001)	$59,634	$2,830	$62,464	10.2%	$30,181	$4,977	$35,158	5.7%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 6,644 and 4,190 for 2002 and 2001)	33,899	2,372	36,271	5.9%	29,690	2,440	32,130	5.2%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,388 and 8,330 for 2002 and 2001)	63,660	2,694	66,354	10.8%	55,120	1,645	56,765	9.2%
Average monthly rent $800 to $900 per unit (equivalent units of 13,951 and 12,706 for 2002 and 2001)	65,738	1,992	67,730	11.0%	72,175	3,938	76,113	12.3%
Average monthly rent $700 to $800 per unit (equivalent units of 20,022 and 18,331 for 2002 and 2001)	76,094	5,681	81,775	13.3%	71,948	6,906	78,854	12.7%
Average monthly rent $600 to $700 per unit (equivalent units of 35,095 and 36,023 for 2002 and 2001)	106,859	10,381	117,240	19.0%	132,512	11,325	143,837	23.2%
Average monthly rent $500 to $600 per unit (equivalent units of 36,871 and 39,555 for 2002 and 2001)	92,269	8,687	100,956	16.4%	101,116	9,964	111,080	17.9%
Average monthly rent less than $500 per unit (equivalent units of 18,882 and 18,403 for 2002 and 2001)	26,139	869	27,008	4.4%	29,181	1,660	30,841	5.0%

Subtotal conventional real estate contribution to Free Cash Flow	524,292	35,506	559,798	91.0%	521,923	42,855	564,778	91.2%
Affordable Apartments (equivalent units of 23,491 and 13,480 for 2002 and 2001)	34,012	17,444	51,456	8.4%	14,941	19,094	34,035	5.5%
College housing (average rent of $610 and $538 per month for 2002 and 2001) (equivalent units of 2,846 and 3,140 for 2002 and 2001)	8,718	224	8,942	1.5%	9,045	294	9,339	1.5%
Other real estate	2,891	106	2,997	0.5%	1,664	384	2,048	0.3%
Minority interest	(60,664)	—	(60,664)	(9.9%)	(62,875)	—	(62,875)	(10.1%)

Total real estate contribution to Free Cash Flow	509,249 (1)	53,280	562,529	91.5%	484,698 (1)	62,627	547,325	88.4%

Investment Management Business
Management contracts (property and asset management)
Controlled properties	20,447	—	20,447	3.3%	25,618	—	25,618	4.1%
Third party with terms in excess of one year	1,636	—	1,636	0.3%	1,006	—	1,006	0.2%
Third party cancelable in 30 days	799	—	799	0.1%	1,779	—	1,779	0.3%
Insurance operations	(7,021)	—	(7,021)	(1.1%)	(700)	—	(700)	(0.1%)

Investment management business contribution to Free Cash Flow before activity based fees	15,861	—	15,861	2.6%	27,703	—	27,703	4.5%
Activity based fees	5,270	—	5,270	0.8%	10,864	—	10,864	1.7%

Total investment management business contribution to Free Cash Flow	21,131 (2)	—	21,131	3.4%	38,567 (2)	—	38,567	6.2%

Interest and other income
General partner loan interest	24,164	—	24,164	3.9%	22,806	—	22,806	3.7%
Transactional income	27,071	—	27,071	4.4%	19,089	—	19,089	3.1%
Money market and interest bearing accounts	2,405	—	2,405	0.4%	5,103	—	5,103	0.8%

Total interest and other income contribution to Free Cash Flow	53,640	—	53,640	8.7%	46,998	—	46,998	7.6%

General and administrative expenses	(12,377)	—	(12,377)	(2.0%)	(12,868)	—	(12,868)	(2.2%)
Other expenses	(5,000)	—	(5,000)	(0.8%)	—	—	—	0.0%
Provision for losses on notes receivable	(4,838)	—	(4,838)	(0.8%)	—	—	—	0.0%

Free Cash Flow (FCF)(3)	$561,805	$53,280	$615,085	100.0%	$557,395	$62,627	$620,022	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Nine Months Ended September 30, 2002 and 2001
(in thousands, except per share data)

	2002			2001

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(3)	$561,805	$53,280	$615,085	$557,395	$62,627	$620,022
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(218,307)	(32,065)	(250,372)	(199,985)	(34,947)	(234,932)
Long-term, variable rate (principally tax-exempt)	(15,847)	(1,870)	(17,717)	(22,778)	(4,232)	(27,010)
Short-term	(10,583)	—	(10,583)	(6,177)	(49)	(6,226)
Lines of credit and other unsecured debt	(16,488)	—	(16,488)	(18,953)	(2)	(18,955)
Interest expense on mandatorily redeemable convertible preferred securities	(882)	—	(882)	(1,308)	—	(1,308)
Interest capitalized	13,038	—	13,038	8,029	—	8,029

Total interest expense before minority interest	(249,069)	(33,935)	(283,004)	(241,172)	(39,230)	(280,402)
Minority interest share of interest expense	29,773	—	29,773	35,562	—	35,562

Total interest expense after minority interest	(219,296)	(33,935)	(253,231)	(205,610)	(39,230)	(244,840)

Distributions on preferred OP Units	(8,141)	—	(8,141)	(7,049)	—	(7,049)
Dividends on preferred securities owned by minority interest	(98)	—	(98)	(2,035)	—	(2,035)
Dividends on preferred stock	(71,466)	—	(71,466)	(65,444)	—	(65,444)

Total dividends/distributions on preferred OP Units and securities	(79,705)	—	(79,705)	(74,528)	—	(74,528)

Non-structural depreciation, net of Capital Replacements/Enhancements	25,149	5,125	30,274	(6,200)	(656)	(6,856)
Amortization of intangibles	(3,194)	—	(3,194)	(13,463)	—	(13,463)
Discontinued operations:
Income from operations	326	—	326	751	—	751
Gain (loss) on disposals	(10,035)	—	(10,035)	4,403	—	4,403
Income tax expense arising from disposals	(552)	—	(552)	(1,207)	—	(1,207)

Earnings Before Structural Depreciation (EBSD)(3)	274,498	24,470	298,968	261,541	22,741	284,282

Structural depreciation, net of minority interest	(155,107)	(22,113)	(177,220)	(211,591)	(36,809)	(248,400)
Distributions to minority partners in excess of income	(15,274)	—	(15,274)	(30,034)	—	(30,034)

Net income (loss) attributable to common OP Unitholders and stockholders	104,117	2,357	106,474	19,916	(14,068)	5,848

Discontinued operations:
Loss (gain) on disposals	10,035	—	10,035	(4,403)	—	(4,403)
Depreciation, net of minority interest	2,744	—	2,744	7,034	—	7,034
Distributions to minority partners in excess of income	1,321	—	1,321	—	—	—
Income tax expense arising from disposals	552	—	552	1,207	—	1,207
Structural depreciation, net of minority interest	155,107	22,113	177,220	211,591	36,809	248,400
Distributions to minority partners in excess of income	15,274	—	15,274	30,034	—	30,034
Non-structural depreciation, net of minority interest	32,977	3,904	36,881	41,348	6,956	48,304
Amortization of intangibles	3,194	—	3,194	13,463	—	13,463

Funds From Operations (FFO)(3)	325,321	28,374	353,695	320,190	29,697	349,887

Capital Replacements	(52,684)	(8,317)	(61,001)	(35,149)	(6,300)	(41,449)
Capital Enhancements	(5,437)	(713)	(6,150)	—	—	—

Adjusted Funds From Operations (AFFO)(3)	$267,200	$19,344	$286,544	$285,041	$23,397	$308,438

			Earnings			Earnings
		Shares/	Per Share/		Shares/	Per Share/
	Earnings	Units	Unit	Earnings	Units	Unit

EBSD
Basic	$298,968	95,906		$284,282	84,014
Diluted	336,831	109,221		333,051	102,055
Net Income
Basic	106,474	95,906	$1.11	5,848	84,014	$0.07
Diluted	106,474	97,305	$1.09	5,848	85,028	$0.07
FFO
Basic	353,695	95,906		349,887	84,014
Diluted	391,558	109,221		398,657	102,055
AFFO
Basic	286,544	95,906		308,438	84,014
Diluted	308,684	104,759		357,208	102,055
Operating Earnings
Basic	132,009	95,906		31,935	84,014
Diluted	132,009	97,305		31,935	85,028

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Consolidated real estate contribution to Free Cash Flow	$169,088	$165,044	$509,249	$484,698
Plus: minority interest	22,489	17,776	60,664	62,875
Plus: Capital Replacements	21,204	12,987	52,684	35,149
Plus: Capital Enhancements	1,173	—	5,437	—
Plus: property operating expense	153,095	119,143	424,871	360,789

Rental and other property revenues	$367,049	$314,950	$1,052,905	$943,511

(2)	Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Consolidated investment management business contribution to Free Cash Flow	$3,332	$15,270	$21,131	$38,567
Plus: management and other expenses	22,131	31,458	57,519	80,102
Management fees and other income primarily from affiliates	$25,463	$46,728	$78,650	$118,669

(3)	The Company uses Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations as performance measurement standards. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with generally accepted accounting principles (“GAAP”), or as an indication of its performance or as a measure of liquidity.

•	“Free Cash Flow” or “FCF” is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. FCF measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” or “EBSD” is defined by the Company as net income (loss), determined in accordance with GAAP, plus “structural depreciation,” (i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years).

•	“Funds From Operations” or “FFO” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items and disposals from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, plus amortization of intangibles, plus distributions to minority partners in excess of income and less dividends on preferred stock. The Company calculates FFO (diluted) by adding back the interest expense and preferred dividends relating to convertible securities whose conversion is dilutive to FFO. The Company’s basis for computing FFO may not be comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” or “AFFO” is defined by the Company as FFO less Capital Replacement and Capital Enhancement spending. Capital Replacement spending was equal to $150 and $364 per apartment unit for the three and nine months ended September 30, 2002, respectively and $95 and $265 per apartment unit for the three and nine months ended September 30, 2001, respectively. Capital Enhancement spending was equal to $9 and $37 per apartment unit for the three and nine months ended September 30, 2002, respectively. In the nine months ended September 30, 2002, $6.2 million in Capital Enhancement spending was deducted to arrive at AFFO. In 2001 Capital Enhancement spending was not deducted to arrive at AFFO.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended September 30, 2002				For the Three Months Ended September 30, 2001

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$195,385	$94,853	$115,712	$90,026	$212,738	$97,558	$118,794	$103,607
Total interest expense after minority interest	(80,825)	—	—	—	(83,138)	—	—	—
Dividends on preferred securities owned by minority interest	—	—	—	—	(676)	—	—	—
Distributions on preferred OP Units	—	2,713	2,713	2,713	—	2,758	2,758	2,758
Dividends on preferred stock	—	22,092	22,092	22,092	—	24,341	24,341	24,341
Structural depreciation, net of minority interest	(62,032)	(62,032)	(62,032)	(62,032)	(76,283)	(76,283)	(76,283)	(76,283)
Non-structural depreciation, net of minority interest	(11,340)	—	(11,340)	(11,340)	(16,572)	—	(16,572)	(16,572)
Discontinued operations:
Loss from operations	(177)	—	—	—	(292)	—	—	—
Depreciation, net of minority interest	—	—	(448)	(448)	—	—	(2,074)	(2,074)
Income tax (expense) benefit arising from disposals	127	—	127	127	(1,207)	—	(1,207)	(1,207)
Gain (loss) on disposals	(8,044)	—	(8,044)	(8,044)	2,847	—	2,847	2,847
Distributions to minority partners in excess of income	(4,302)	(4,302)	(4,302)	(4,302)	(19,220)	(19,220)	(19,220)	(19,220)
Capital Replacements	24,478	—	—	24,478	15,187	—	—	15,187
Capital Enhancements	1,208	—	—	1,208	—	—	—	—
Amortization of intangibles	(1,154)	—	(1,154)	(1,154)	(4,230)	—	(4,230)	(4,230)
Minority interest in AIMCO Operating Partnership	(6,979)	(6,979)	(6,979)	(6,979)	(3,043)	(3,043)	(3,043)	(3,043)

Net income	$46,345	$46,345	$46,345	$46,345	$26,111	$26,111	$26,111	$26,111

	For the Nine Months Ended September 30, 2002				For the Nine Months Ended September 30, 2001

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$615,085	$298,968	$353,695	$286,544	$620,022	$284,282	$349,887	$308,438
Total interest expense after minority interest	(253,231)	—	—	—	(244,840)	—	—	—
Dividends on preferred securities owned by minority interest	(94)	—	—	—	(2,036)	—	—	—
Distributions on preferred OP Units	—	8,141	8,141	8,141	—	7,049	7,049	7,049
Dividends on preferred stock	—	71,466	71,466	71,466	—	65,444	65,444	65,444
Structural depreciation, net of minority interest	(177,220)	(177,220)	(177,220)	(177,220)	(248,400)	(248,400)	(248,400)	(248,400)
Non-structural depreciation, net of minority interest	(36,881)	—	(36,881)	(36,881)	(48,304)	—	(48,304)	(48,304)
Discontinued operations:
Income from operations	326	—	—	—	751	—	—	—
Depreciation, net of minority interest	—	—	(2,744)	(2,744)	—	—	(7,034)	(7,034)
Distributions to minority partners in excess of income	—	—	(1,321)	(1,321)	—	—	—	—
Gain (loss) on disposals	(10,035)	—	(10,035)	(10,035)	4,403	—	4,403	4,403
Income tax expense arising from disposals	(552)	—	(552)	(552)	(1,207)	—	(1,207)	(1,207)
Distributions to minority partners in excess of income	(15,274)	(15,274)	(15,274)	(15,274)	(30,034)	(30,034)	(30,034)	(30,034)
Capital Replacements	61,001	—	—	61,001	41,449	—	—	41,449
Capital Enhancements	6,150	—	—	6,150	—	—	—	—
Amortization of intangibles	(3,194)	—	(3,194)	(3,194)	(13,463)	—	(13,463)	(13,463)
Minority interest in AIMCO Operating Partnership	(23,644)	(23,644)	(23,644)	(23,644)	(7,777)	(7,777)	(7,777)	(7,777)

Net income	$162,437	$162,437	$162,437	$162,437	$70,564	$70,564	$70,564	$70,564

ASSETS (in thousands):

	September 30, 2002	December 31, 2001

Total assets for reportable segments	$9,734,073	$7,926,764
Corporate and other assets	377,477	373,908

Total consolidated assets	$10,111,550	$8,300,672

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

     In June 2001, AIMCO stockholders approved the sale by the AIMCO Operating Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units,” “Class III Units” and “Class IV Units,” respectively, and together with the “Class V Units,” the “High Performance Units”) to three limited liability companies owned by a limited number of AIMCO employees for an aggregate offering price of $4.9 million. The valuation periods for the Class III Units and Class IV Units end December 31, 2002 and 2003, respectively.

     At September 30, 2002, the Company did not meet the required measurement benchmarks for Class III Units, Class IV Units or Class V Units, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of September 30, 2002, and such High Performance Units have had no dilutive effect. The table below illustrates the calculation of the value of High Performance Units at September 30, 2002 (in thousands):

Class of High		AIMCO	Morgan		Out-	Average	Outperformance	Value of High
Performance	Final Valuation	Total	Stanley	Minimum	performance	Market	Stockholder	Performance	OP Unit	OP Unit
Unit	Date	Return(1)	REIT Index	Return	Return	Capitalization	Value Added(2)	Units(3)	Dilution	Dilution %

Class III	December 31, 2002	-2.92%	16.73%	23.20%	0.00%	$4,088,627	$0	$0	0	0.00%
Class IV	December 31, 2003	-2.92%	16.73%	36.80%	0.00%	$4,088,627	$0	$0	0	0.00%
Class V	December 31, 2004	-3.12%	3.45%	36.80%	0.00%	$4,399,403	$0	$0	0	0.00%

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

Loans Related to High Performance Units

     From time to time, the Company has made loans to certain employees who were offered the opportunity to invest in High Performance Units through a limited liability company owned by a limited number of AIMCO employees. These loans were provided to facilitate broader participation among eligible employees. Each loan is a full recourse loan repayable pursuant to an installment payment or a payroll deduction plan. Installment loans are secured by a pledge of AIMCO securities owned by the employee that had a value greater than or equal to the amount of the loan at the date the loan was made. Subsequent to June 30, 2002, but consistent with past practice and as contemplated prior to the effectiveness of the Sarbanes-Oxley Act of 2002, in connection with the sale of Class V Units, the Company loaned approximately $326,000 to certain employees. No such loans were made to Terry Considine, the Company’s Chairman and Chief Executive Officer, or to Peter Kompaniez, the Company’s Vice Chairman and President. The following table sets forth certain information with respect to these loans as of September 30, 2002. The employees named below are executive officers of AIMCO; non-executive officers who received loans are grouped in the “other employees” category. In order to comply with the Sarbanes-Oxley Act of 2002, the Company will no longer provide loans to executive officers and will not make any material modification to any existing loans to executive officers.

				Amount Repaid
		Highest Amount	Amount Loaned for	Since Inception	September 30, 2002
Name	Interest Rate	Owed During 2001	Class V Units	through (9/30/02)	Balance

Harry G. Alcock	7.0%	$291,623	$50,000	$76,405	$265,218
Joseph DeTuno	7.0	30,000	—	7,860	22,140
Patrick J. Foye	7.0	369,419	74,620	14,636	429,403
Lance Graber	7.0	71,711	—	—	71,711
Paul J. McAuliffe	7.0	409,632	74,620	107,323	376,929
Ron Monson	7.0	—	21,320	—	21,320
David Robertson	7.0	—	21,320	—	21,320
Other employees as a group (46 persons)	7.0	523,227	84,168	233,499	373,896

Total		$1,695,612	$326,048	$439,723	$1,581,937

     AIMCO has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table presents the total number of shares of Common Stock that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of September 30, 2002:

Type of Security	As of September 30, 2002

Common Stock	93,195,129
Common OP Units and equivalents	12,446,817
Vested options and warrants	4,325,033
Convertible preferred stock	7,621,720
Convertible preferred OP Units	2,857,961
Convertible debt securities	305,783

Total	120,752,443

NOTE 9 — Transfers of Financial Assets

     In 2001, the Company sold tax-exempt bond receivables acquired in connection with its acquisition of Oxford Tax Exempt Fund and retained a residual interest in the sold bonds. The fair value of the retained residual interests was estimated based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties’ operations. During the second quarter of 2002, in connection with the sale of certain assets

(see Note 10), as well as additional proceeds received from the refinancing of the tax-exempt bonds of the underlying properties, the Company’s retained residual interests aggregating approximately $23 million were collected.

NOTE 10 — Discontinued Operations and Assets Held for Sale

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading, “discontinued operations.” This change has resulted in certain reclassifications of 2001 financial statement amounts.

     The components of income (loss) from operations related to discontinued operations for the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the three and nine months ended September 30, 2002 and a full period of operations for the three and nine months ended September 30, 2001 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$1,922	$8,851	$14,722	$26,294
Property operating expense	(1,458)	(3,943)	(7,010)	(10,809)

Income from property operations	464	4,908	7,712	15,485

Depreciation of rental property	(448)	(2,302)	(2,830)	(7,434)
Interest expense	(209)	(2,852)	(3,163)	(8,850)
Interest and other income	19	11	36	40
Minority interest in consolidated real estate partnerships	(3)	(57)	(108)	1,510

Operating earnings (loss)	(177)	(292)	1,647	751

Distributions to minority partners in excess of income	—	—	(1,321)	—

Income (loss) from operations	$(177)	$(292)	$326	$751

     The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). As of September 30, 2002, the Company classified as assets held for sale four properties with an aggregate of 929 units. Other properties, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144.

     The Company incurred net loss on disposals of approximately $9.2 million, offset by casualty gains of $1.2 million on various properties, for the three months ended September 30, 2002. Of this total, $3.6 million related to impairment losses on assets held for sale or sold in the third quarter of 2002, and $5.6 million in loss resulted from additional write-off of basis related to the sale of certain senior living facilities, which were deemed non-strategic assets and sold in the second quarter of 2002.

     Included in discontinued operations, as part of the net loss from the disposition of properties in the nine months ended September 30, 2002, the Company recorded income of approximately $18.8 million. This adjustment resulted from the Company’s historical estimation process in determining the carrying value of assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The amount of the change in estimate was identified based upon better insight to information in connection with the finalization of the recording of the purchase price accounting (to appropriate entities), of past acquisitions. The recognition of this change in estimate resulted in an increase in basic earnings per share of $0.20 for the nine months ended September 30, 2002 and an increase in diluted earnings per share of $0.19 for the nine months ended September 30, 2002.

NOTE 11 — Recent Accounting Developments

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s consolidated financial position or results of operations taken as a whole. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002, and has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments.

     The adoption of the non-amortization provision of SFAS 142 affected net income and earnings per share for the three and nine months ended September 30, 2002, and would have affected net income and earnings per share for the three and nine months ended September 30, 2001, as shown below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$46,345	$26,111	$162,437	$70,564
Add back: Goodwill amortization	—	1,682	—	5,045
Adjusted minority interest in AIMCO Operating Partnership	—	(235)	—	(705)

Adjusted net income	$46,345	$27,558	$162,437	$74,904

Basic earnings per common share:
Reported net income	$0.26	$0.02	$1.09	$0.07
Goodwill amortization	—	0.02	—	0.07
Minority interest in AIMCO Operating Partnership	—	—	—	(0.01)

Adjusted net income	$0.26	$0.04	$1.09	$0.13

Diluted earnings per common share:
Reported net income	$0.26	$0.02	$1.07	$0.07
Goodwill amortization	—	0.02	—	0.07
Minority interest in AIMCO Operating Partnership	—	—	—	(0.01)

Adjusted net income	$0.26	$0.04	$1.07	$0.13

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4 (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Historically, the Company has deducted these costs as ordinary interest expense. Statement of Financial Accounting Standard No. 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. Statement of Financial Accounting Standard No. 44 and the amended sections of Statement of Financial Accounting Standard No. 13 are not applicable to the Company and therefore have no effect on the Company’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on the Company’s consolidated financial condition or results of operations taken as whole because the Company has previously deducted the described costs.

NOTE 12 — Casden Merger

     On March 11, 2002, the Company completed the acquisition of Casden pursuant to an Agreement and Plan of Merger dated as of December 3, 2001, by and among AIMCO, Casden and XYZ Holdings LLC. The acquisition of Casden included the merger of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden. The $1.1 billion acquisition is comprised of the following:

•	4,975 conventional apartment units located in Southern California;

•	11,027 affordable apartment units located in 25 states; and

•	National Partnership Investments Corporation, a subsidiary of Casden, which as general partner of numerous limited partnerships has interests in more than 400 properties with more than 41,000 units.

     In addition, as part of the Casden Merger, AIMCO has committed to do the following:

•	purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and 60% occupancy;

•	provide a stand-by facility of $70 million in debt financing associated with the two properties under development (as of September 30, 2002, no funds have been drawn on this stand-by facility); and

•	invest up to $50 million for a 20% limited liability interest in Casden Properties, LLC, a newly formed company controlled by third parties. As of September 30, 2002, the Company had invested $10 million. Casden Properties, LLC acts as general contractor for the entity that is developing the two properties AIMCO has committed to purchase. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. AIMCO will have an option, but not an obligation to purchase, at completion, all multifamily rental projects of Casden Properties, LLC.

     AIMCO paid $1.1 billion, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. The Company issued 3.508 million shares of Common Stock and 882,784 common OP Units (valued at $164.9 million and $41.5 million, respectively, based on $47 per share/unit), paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. The Company also incurred approximately $15 million in transaction costs comprised of professional fees, which included legal, accounting, tax and acquisition due diligence. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The current allocation of the purchase price of Casden is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

     In connection with the Casden Merger, the Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan (the “Casden Loan”) to pay the cash required to complete the Casden Merger. A portion of the Casden Loan was repaid in June 2002 with proceeds from the Company’s public offering of Common Stock. The outstanding balance on the Casden Loan was $145 million at September 30, 2002.

NOTE 13 — New England Properties Acquisition

     On August 29, 2002, the Company completed the acquisition of certain New England area properties (the “New England Properties Acquisition”) pursuant to a definitive agreement dated as of August 12, 2002, by and among the AIMCO Operating Partnership, Thomas J. Flatley and others. In this acquisition, the Company acquired 11 conventional garden and mid-rise apartment properties located primarily in the greater Boston, Massachusetts area. These properties include 4,323 units located on approximately 553 acres in the aggregate. The total cost of the acquisition included a purchase price of $500 million for the properties, $2.5 million in transaction costs and $34.2 million of initial capital expenditures (of which $28 million will be spent to complete a kitchen and bath program that the prior owner initiated and $6.2 million will be spent to address other identified property needs). The acquisition was funded through a combination of non-recourse property debt of $308.7 million in long-term, fixed rate, fully amortizing notes with an average interest rate of 5.69%; and $200 million from the Company’s credit facility. The Company expects to repay the facility with operating cash flow and proceeds from property sales. The Company accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The current allocation of the purchase price of the New England Properties Acquisition is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

     In connection with the New England Properties Acquisition, the Company entered into an exchange agreement with a third party intermediary on 10 of the 11 properties. This agreement is for a maximum term of 180 days and will allow the Company to pursue favorable tax treatment on other Company properties sold within this period. During this 180-day period, the third party intermediary is the legal owner, although the Company retains all of the economic benefits and risks associated with these properties and has indemnified the third party intermediary. Not later than the expiration of the 180-day period, the Company will take legal ownership of these properties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to AIMCO, the AIMCO Operating Partnership and AIMCO’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

     We are a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers around the United States, holding a geographically diversified portfolio of apartment communities. Our apartment communities are located in 47 states, the District of Columbia and Puerto Rico.

     As of September 30, 2002, we owned or managed 326,870 apartment units in 1,830 apartment properties comprised of:

•	179,663 units in 694 apartment properties in which we owned a controlling equity interest and all of which we managed (we refer to these properties as “consolidated”);

•	122,149 units in 933 apartment properties in which we owned a non-controlling equity interest and of which we also managed 78,413 units (we refer to these properties as “unconsolidated”); and

•	25,058 units in 203 apartment properties for which we provided services to, or managed for, third party owners.

     In the three months ended September 30, 2002, we:

•	completed the acquisition of 11 properties (the “New England Properties Acquisition”) for approximately $500 million;

•	purchased $12.8 million of limited partnership interests;

•	sold eight conventional apartment properties for gross proceeds of $45.8 million that, after repayment of existing debt and payment of transaction costs totaling $20.3 million, resulted in net proceeds of $25.5 million, of which our share was $17.5 million;

•	sold five affordable apartment properties for gross proceeds of $8.6 million that, after repayment of existing debt and payment of transaction costs totaling $5.4 million, resulted in net proceeds of $3.2 million, of which our share was $2.3 million; and

•	closed 20 mortgage loans, generating gross proceeds of $257.9 million that, after repayment of existing debt and payment of transaction costs totaling $232.5 million, resulted in $25.4 million of net proceeds, of which our share was $23.6 million (these mortgage loans do not include the $308.7 million in mortgage loans related to the New England Properties Acquisition).

     In the nine months ended September 30, 2002, we:

•	completed the Casden Merger for $1.1 billion;

•	completed the New England Properties Acquisition for approximately $500 million;

•	purchased $25.1 million of limited partnership interests;

•	sold 29 conventional apartment properties and one commercial property for gross proceeds of $162.1 million that, after repayment of existing debt and payment of transaction costs totaling $88.0 million, resulted in net proceeds of $74.1 million, of which our share was $43.9 million;

•	sold 15 affordable apartment properties for gross proceeds of $33.3 million that, after repayment of existing debt and payment of transaction costs totaling $18.0 million, resulted in net proceeds of $15.3 million, of which our share was $4.3 million;

•	sold seven senior living facilities for gross proceeds of $139.0 million that, after repayment of existing debt and payment of transaction costs (net of cash in the partnerships) totaling $120.4 million, resulted in net proceeds of $18.6 million, of which our share was $18.6 million; and

•	closed 64 mortgage loans, generating gross proceeds of $723.6 million that, after repayment of existing debt and payment of transaction costs totaling $659.5 million, resulted in $64.1 million of net proceeds, of which our share was $56.1 million (these mortgage loans do not include the $308.7 million in mortgage loans related to the New England Properties Acquisition).

     See further discussion on the items above for the three and nine months ended September 30, 2002, under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

     We record at cost, less accumulated depreciation, real estate and other long-lived assets unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

     Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates; local conditions, such as an oversupply of multifamily properties or a reduction in the demand for our multifamily properties; competition from single family alternatives and other multifamily property owners; changes in market rental rates; physical deterioration, and economic obsolescence. Any adverse changes in these factors could cause impairment in our assets, including real estate, investments in unconsolidated real estate partnerships, notes receivable from unconsolidated real estate partnerships, and the retained residual interest in financial assets.

Notes Receivable and Interest Income Recognition

     We recognize interest income earned from our investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by us and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions we acquired at a discount (“discounted notes”).

     We continue to assess the collectibility or impairment of each note on a periodic basis. Under the cost recovery method, we carry the discounted notes at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offering activities), we have determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, we are amortizing, as interest income, on a prospective basis over the estimated remaining life of the loans, the difference between the carrying value of the discounted notes and the estimated collectible value.

Allowance for Losses on Notes Receivable

     We are required to estimate the collectibility of notes receivable. Management’s judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each borrower. Allowances are based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management’s evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the three and nine months ended September 30, 2002, we identified and recorded $1.7 million and $4.8 million, respectively, in losses on notes receivable. We will continue to monitor and assess these notes and expect to identify both recoveries and impairments, but do not expect any net impairments to have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. Changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

     We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) in connection with redevelopment, initial capital expenditure, capital enhancement and capital replacement spending. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. Management uses its professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in costs and activities may have a significant effect on our results of operations and cash flows if the costs being capitalized are not proportionately increased or reduced, as the case may be. See further discussion under the heading “Capital Expenditures.”

Intangible Assets

     We have intangible assets related to goodwill and other acquired intangibles. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. We adopted the requirements of SFAS 142 beginning January 1, 2002. We have completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments. The determination of the estimated useful lives of these intangible assets and whether or not these assets are impaired involves significant judgments and the determination of the fair value of our reporting units. Inherent in such fair value determinations are indicators of impairment and market valuations, and assumptions about our strategic plans with regard to our operations. Changes in strategy or market conditions could significantly affect these judgments and require adjustments to recorded asset balances.

Income Taxes

     We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets depends principally on our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our business plan and other factors. These changes, if any, may require possible material adjustments to these deferred income tax asset balances.

Legal Contingencies

     We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to, or unfavorable outcomes or settlements of, these proceedings.

Insurance

     A portion of our insurance for workers’ compensation and property casualty is self-insured. A third-party administrator is used to process all such claims. Our reserves associated with the exposure to these self-insured liabilities are reviewed by management for adequacy at the end of each reporting period. In addition, on an annual basis, these reserves are reviewed by a third party to confirm their reasonableness.

Transfers of Financial Assets

     Gains and losses from sales of financial assets are recognized in the consolidated statements of income when we relinquish control of the transferred financial assets in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FAS Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained residual interests based upon their respective fair values at the date of sale.

     We recognize at fair value any interests in the transferred assets and any liabilities incurred in connection with the sale of financial assets in our consolidated statements of financial condition. Subsequently, changes in the fair value of such interests are recognized in the consolidated statements of income. The use of different estimates or assumptions could produce different financial results.

Stock Option Compensation

     Currently, we account for our stock option compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of our Common Stock on the date of the grant, instead of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which would result in compensation expense being recorded based on the fair value of the stock option compensation issued. Effective January 1, 2003, we will account for stock option compensation in accordance with SFAS 123 and expense all new stock option grants. We have not yet determined the effect of this change due to uncertainty in the number of shares subject to, and the value of, future option grants.

Results of Operations

  Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

Net Income

     We recognized net income of $46.3 million for the three months ended September 30, 2002, compared with $26.1 million for the three months ended September 30, 2001. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from our consolidated properties totaled $367.0 million for the three months ended September 30, 2002, compared with $315.0 million for the three months ended September 30, 2001, an increase of $52.0 million, or 16.5%. This increase in consolidated rental and other property revenues was principally a result of the following:

•	$44.3 million, or 85.2%, of the increase related to operations of the properties acquired through the Casden Merger and one month of operations of the properties acquired in the New England Properties Acquisition.

•	$17.4 million, or 33.5%, of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$4.8 million, or 9.2%, of an offsetting decrease related to a 1.5% decrease in same store revenues. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	$2.2 million, or 4.2%, of an offsetting decrease related to the disposition of 15 apartment properties in 2001.

     Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $153.1 million for the three months ended September 30, 2002, compared with $119.1 million for the three months ended September 30, 2001, an increase of $34.0 million or 28.5%. This increase in property operating expenses was principally a result of the following:

•	$21.0 million, or 61.8%, of the increase related to operations of the properties acquired in the Casden Merger and one month of operations of the properties acquired in the New England Properties Acquisition.

•	$12.9 million, or 37.9%, of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$2.1 million, or 6.2%, of the increase related to a 1.8% increase in same store operating expense. This includes a $1.0 million decrease in expenses resulting from the third quarter 2002 effect of the change in accounting for leasing commissions, as described below. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	$2.1 million, or 6.2%, of an offsetting decrease related to a change in accounting for leasing commissions. During the third quarter of 2002, we changed our method of accounting for leasing commissions from expensing such commissions as incurred to deferring the expense and amortizing it over the lease term in accordance with generally accepted accounting principles. The previous method of accounting was inconsistent with generally accepted accounting principles but did not have a materially different result from generally accepted accounting principles. However, due to increased leasing commissions in 2002, these amounts have become material, and we have corrected the treatment to be in accordance with generally accepted accounting principles, which will better match rental revenues with the related costs. A portion of the change in the treatment of leasing commissions, $1.0 million, is included in the same store operating expense discussed above. The recognition of this total $3.1 million change resulted in an increase in net income of $2.7 million, net of minority interests, or $0.03 per basic and diluted share for the three months ended September 30, 2002.

•	$1.6 million, or 4.7%, of an offsetting decrease related to the disposition of 15 apartment properties in 2001.

Consolidated Investment Management Business

     Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships in which we are the general partner, was $2.2 million for the three months ended September 30, 2002, compared to $11.0 million for the three months ended September 30, 2001, a decrease of $8.8 million or 80.0%. This decrease in income from the consolidated investment management business was principally a result of the following:

•	$5.5 million, or 62.5%, of the decrease related to a reduction in fees including: $3.8 million in refinancing and disposition fees, due to decreased refinancing and disposition transactions; $2.6 million in fees earned for services provided to third parties, due to a planned reduction in third party asset management; and $1.1 million in general partner fees. This decrease was offset by a $2.0 million increase in asset management and developer fees.

•	$2.4 million, or 27.3%, of the decrease related to a reduction in the level of certain indirect costs being capitalized due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities. See further discussion under the heading “Capital Expenditures.”

•	$2.2 million, or 25.0%, of the decrease related to increased ownership in consolidated real estate partnerships, which requires additional elimination of management fee income and the associated property management expense.

•	$1.6 million, or 18.2%, of the decrease related to an increase in insurance costs.

•	$3.1 million, or 35.2%, of an offsetting increase related to the reduced amortization of intangibles, of which $1.4 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $1.7 million was attributable to the elimination of goodwill amortization in accordance with the adoption of SFAS 142.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses of $4.4 million for the three months ended September 30, 2002 remained consistent with the $4.3 million of such expenses for the three months ended September 30, 2001.

Consolidated Provision for Losses on Notes Receivable

     Consolidated provision for losses on notes receivable was $1.7 million for the three months ended September 30, 2002, compared to no such provision for losses for the three months ended September 30, 2001. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis. During the third quarter of 2002, we identified and recorded $1.7 million in impairments. We will continue to monitor and assess these notes and expect to identify both recoveries and impairments, but do not expect any net impairments to have a material adverse effect on our consolidated financial position or results of operations taken as a whole.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property decreased $5.2 million to $73.4 million for the three months ended September 30, 2002, compared to $78.6 million for the three months ended September 30, 2001. This decrease was a result of the following:

•	$17.0 million of the decrease related to the change in useful lives of assets, which was consistent with management’s expectations. During 2001, we completed a comprehensive review of our real estate related depreciation. As a result of this review, we changed our estimate of the remaining useful lives for our buildings and improvements. We believe the change better reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. This change in useful lives increased net income by approximately $73.0 million in 2002 over 2001, of which a portion, approximately $16 million, will be recognized as an increase to equity in earnings of unconsolidated real estate partnerships.

•	$0.8 million of the decrease related to the disposition of 15 apartment properties in 2001.

•	$9.3 million of an offsetting increase related to depreciation of the properties acquired through the Casden Merger and one month of depreciation of the properties acquired in the New England Properties Acquisition.

•	$3.3 million of an offsetting increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $81.1 million for the three months ended September 30, 2002, compared with $78.8 million for the three months ended September 30, 2001, an increase of $2.3 million, or 2.9%. The increase was a result of the following:

•	$10.0 million of the increase related to the interest on additional property debt acquired through the Casden Merger and one month of interest on the debt related to the New England Properties Acquisition.

•	$4.3 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$4.0 million of an offsetting decrease related to increased capitalization of interest due to a higher level of redevelopment activity and an increase in units considered not ready for their intended use.

•	$3.9 million of an offsetting decrease related to variable interest rates decreasing from 4% to 2%, resulting in lower interest payments, and the refund of bond and trustee fees expensed in prior periods.

•	$3.8 million of an offsetting decrease related to an over-accrual of interest expense in the three months ended September 30, 2001 related to the Oxford acquisition.

•	$0.3 million of an offsetting decrease related to the disposition of 15 apartment properties in 2001.

Consolidated Interest and Other Income

     Consolidated interest and other income decreased $2.7 million, or 18.0%, to $12.3 million for the three months ended September 30, 2002, compared with $15.0 million for the three months ended September 30, 2001. This decrease was principally a result of the following:

•	$2.0 million, or 74.1%, of the decrease related to transactional income decreasing from $5.8 million for the three months ended September 30, 2001 to $3.8 million for the three months ended September 30, 2002.

This was due to a decrease of $2.7 million in the accretion on certain tax-exempt bonds that were held in 2001 and sold in the second quarter of 2002, and an offsetting increase in recurring accretion on discounted notes from unconsolidated real estate partnerships of $0.7 million.

•	$0.8 million, or 29.6%, of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships, and therefore the elimination of interest income.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in losses of unconsolidated real estate partnerships totaled $0.3 million for the three months ended September 30, 2002, compared to $4.9 million for the three months ended September 30, 2001, a decrease of $4.6 million. This decrease was principally due to the change in estimate of useful lives of assets completed by us in 2001, which resulted in lower depreciation expense. See the previous discussion on the change in estimate of useful lives of assets under the heading “Consolidated Depreciation of Rental Property.”

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $1.9 million for the three months ended September 30, 2002, compared to $8.2 million for the three months ended September 30, 2001, a decrease of $6.3 million. This decrease is a result of our purchase of additional interests in consolidated real estate partnerships and a reduction in net income, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

     Distributions to minority partners in excess of income was $4.3 million for the three months ended September 30, 2002 compared to $19.2 million for the three months ended September 30, 2001, a decrease of $14.9 million. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, generally accepted accounting principles require us, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though we do not suffer any economic effect, cost or risk. This decrease was due to a reduced level of distributions being made by the consolidated real estate partnerships as a result of lower refinancing and sales activity.

Discontinued Operations

     Discontinued operations was a loss of $8.1 million for the three months ended September 30, 2002, compared to income of $1.3 million for the three months ended September 30, 2001, a change of $9.4 million. This change was primarily related to a net loss on disposals of $9.2 million offset by gains of $1.2 million for the three months ended September 30, 2002 compared to a net gain of $2.8 million for the three months ended September 30, 2001, a net change of $10.8 million. We incurred $3.6 million of impairment losses from certain assets held for sale or sold in the third quarter of 2002, $1.2 million in casualty gains from various properties and $5.6 million in loss resulting from additional write-off of basis relating to the sale of certain senior living facilities in the second quarter of 2002. As a result of the adoption of SFAS 144, effective January 1, 2002, we now report assets held for sale (as defined by SFAS 144) and assets sold in the current period as discontinued operations. In both periods, the properties sold, as well as the properties held for sale, were considered by management to be inconsistent with our long-term investment strategy.

  Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Net Income

     We recognized net income of $162.4 million for the nine months ended September 30, 2002, compared with $70.6 million for the nine months ended September 30, 2001. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from our consolidated properties totaled $1,052.9 million for the nine months ended September 30, 2002, compared with $943.5 million for the nine months ended September 30, 2001, an increase of $109.4 million, or 11.6%. This increase in consolidated rental and other property revenues was principally a result of the following:

•	$93.9 million, or 85.8%, of the increase related to operations of the properties acquired through three direct purchases in 2001, operations of the properties acquired through the Casden Merger and one month of operations of the properties acquired in the New England Properties Acquisition.

•	$31.4 million, or 28.7%, of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$1.7 million, or 1.6%, of the increase related to a 0.18% increase in same store revenues. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	$12.7 million, or 11.6%, of an offsetting decrease related to the disposition of 22 apartment properties in 2001.

     Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $424.9 million for the nine months ended September 30, 2002, compared with $360.8 million for the nine months ended September 30, 2001, an increase of $64.1 million or 17.8%. This increase in property operating expenses was principally a result of the following:

•	$42.3 million, or 66.0%, of the increase related to operations of the properties acquired through three direct purchases in 2001, operations of properties acquiring in the Casden Merger and one month of operations of the properties acquired in the New England Properties Acquisition.

•	$17.5 million, or 27.3%, of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$6.9 million, or 10.8%, of the increase related to a 1.9% increase in same store operating expense. This includes a $3.1 million decrease in expenses resulting from a change in accounting for leasing commissions. During the third quarter of 2002, we changed our method of accounting for leasing commissions from expensing such commissions as incurred to deferring the expense and amortizing it over the lease term in accordance with generally accepted accounting principles. The previous method of accounting was inconsistent with generally accepted accounting principles but did not have a materially different result from generally accepted accounting principles. However, due to increased leasing commissions in 2002, these amounts have become more material, and we have corrected the treatment to be in accordance with generally accepted accounting principles, which will better match rental revenues with the related costs. The recognition of this total $3.1 million change resulted in an increase in net income of $2.7 million, net of minority interests, or $0.03 per basic and diluted share for the nine months ended September 30, 2002. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	$4.0 million, or 6.2%, of the increase was related to properties in the redevelopment portfolio becoming ready for their intended use.

•	$1.2 million, or 1.9%, of the increase related to a reduction in the level of certain direct and indirect costs being capitalized due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities. See further discussion under the heading “Capital Expenditures.”

•	$7.9 million, or 12.3%, of an offsetting decrease related to the disposition of 22 apartment properties in 2001.

Consolidated Investment Management Business

     Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships for which we are the general partner, was $17.9 million for the nine months ended September 30, 2002, compared to $25.1 million for the nine months ended September 30, 2001, a decrease of $7.2 million or 28.7%. This decrease in income from the consolidated investment management business was a result of the following:

•	$9.2 million, or 127.8%, of the decrease related to a reduction in fees including: $10.4 million in refinancing and disposition fees, due to decreased refinancing and disposition transactions; $5.9 million in fees earned for services provided to third parties, due to a planned reduction in third party asset management; and $1.1 million in general partner fees. This decrease was offset by a $4.8 million increase in asset management and developer fees, and a $3.4 million increase in accounting and reporting fees due to the identified collectibility of fees previously reserved.

•	$4.4 million, or 61.1%, of the decrease related to an increase in insurance costs, of which $6.3 million related to an increase in estimates for prior period losses.

•	$3.4 million, or 47.2%, of the decrease related to increased ownership in consolidated real estate partnerships, which requires additional elimination of management fee income and the associated property management expense.

•	$2.7 million, or 37.5%, of the decrease related to a reduction in the level of certain indirect costs being capitalized due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities. See further discussion under the heading “Capital Expenditures.”

•	$0.9 million, or 12.5%, of the decrease related to costs incurred in connection with our business process improvement effort, which included $0.6 million in consulting fees and $0.3 million in abandoned software costs.

•	$10.3 million, or 143.1%, of an offsetting increase related to the reduced amortization of intangibles, of which $5.2 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $5.1 million was attributable to the elimination of goodwill amortization in accordance with the adoption of SFAS 142.

•	$3.1 million, or 43.1%, of an offsetting increase related to lower compensation expense resulting from a reduction in work force, in part due to planned reduction in third party property management.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses of $12.4 million for the nine months ended September 30, 2002 remained consistent with the $12.9 million of such expenses for the nine months ended September 30, 2001.

Consolidated Other Expenses

     Consolidated other expenses were $5.0 million for the nine months ended September 30, 2002 compared to none for the nine months ended September 30, 2001. These expenses included the following:

•	$2.0 million, or 40.0%, of the increase related to payments in settlement of claims asserted against us, including litigation and arbitration.

•	$1.1 million, or 22.0%, of the increase related to reserves against contingent liabilities presented by pending litigation matters.

•	$1.0 million, or 20.0%, of the increase related to the write-off of costs related to potential acquisitions that were not completed.

•	$0.9 million, or 18.0%, of the increase was primarily related to severance and hiring costs, and costs associated with the transition of certain accounting functions from Greenville, South Carolina to our headquarters in Denver, Colorado.

Consolidated Provision for Losses on Notes Receivable

     Consolidated provision for losses on notes receivable was $4.8 million for the nine months ended September 30, 2002, compared to no such provision for losses for the nine months ended September 30, 2001. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis. During the nine months ended September 30, 2002, we identified and recorded $4.8 million in impairments. We will continue to monitor and assess these notes and expect to identify both recoveries and impairments, but do not expect any net impairments to have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property decreased $50.4 million to $212.9 million for the nine months ended September 30, 2002, compared to $263.3 million for the nine months ended September 30, 2001. This decrease was a result of the following:

•	$69.0 million of the decrease related to the change in useful lives of assets, which was consistent with management’s expectations. During 2001, we completed a comprehensive review of our real estate related depreciation. As a result of this review, we changed our estimate of the remaining useful lives for our buildings and improvements. We believe the change better reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. This change in useful lives increased net income by approximately $73.0 million in 2002 over 2001, of which a portion, approximately $16.0 million, will be recognized as an increase to equity in earnings of unconsolidated real estate partnerships.

•	$4.0 million of the decrease related to an adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition.

•	$2.0 million of the decrease related to the disposition of 22 apartment properties in 2001.

•	$19.3 million of an offsetting increase related to depreciation of the properties acquired through three direct purchases in 2001, depreciation of the properties acquired in the Casden Merger and one month of depreciation of the properties acquired in the New England Properties Acquisition.

•	$5.3 million of an offsetting increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $249.1 million for the nine months ended September 30, 2002, compared with $241.2 million for the nine months ended September 30, 2001, an increase of $7.9 million, or 3.3%. The increase was principally a result of the following:

•	$21.1 million of the increase related to interest on additional property debt acquired through three direct purchases in 2001, interest on additional property debt acquired in the Casden Merger and one month of interest on the debt related to the New England Properties Acquisition.

•	$8.5 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, and 27 properties that were first consolidated in the third quarter of 2002.

•	$10.0 million of an offsetting decrease related to an over-accrual of interest expense in the nine months ended September 30, 2001 related to the Oxford acquisition.

•	$5.0 million of an offsetting decrease related to increased capitalization of interest due to a higher level of redevelopment activity and an increase in units considered not ready for their intended use.

•	$3.1 million of an offsetting decrease related to variable interest rates decreasing from 4% to 2%, resulting in lower interest payments, and the refund of bond and trustee fees expensed in prior periods.

•	$2.5 million of an offsetting decrease related to reduced interest expense on our line of credit and term loan. Although we had an average balance outstanding during the nine months ended September 30, 2002 of $356.6 million (including the term loan we borrowed for the Casden Merger), and an average balance outstanding for the nine months ended September 30, 2001 of $247.9 million (including the term loan we borrowed for the acquisition of interests in the Oxford properties), the cost of such borrowings was at a weighted average interest rate of 4.54% compared to 7.68%, respectively.

•	$0.8 million of an offsetting decrease related to the accelerated write-off of deferred financing fees. In the nine months ended September 30, 2002, we wrote off $1.4 million of deferred financing costs related to the early paydown of the term loan we used to fund the Casden Merger, as compared to $2.2 million written off in the nine months ended September 30, 2001 relating to the early payoff of the term loan we used to fund the acquisition of interest in the Oxford properties.

Consolidated Interest and Other Income

     Consolidated interest and other income increased $6.6 million, or 14.0%, to $53.6 million for the nine months ended September 30, 2002, compared with $47.0 million for the nine months ended September 30, 2001. This increase was principally a result of the following:

•	$8.0 million, or 121.2%, of the increase related to transactional income increasing from $19.1 million for the nine months ended September 30, 2001 to $27.1 million for the nine months ended September 30, 2002. This was due to an increase in recurring accretion on discounted notes from unconsolidated real estate partnerships of $13.6 million, offset by a decrease of $5.6 million in the accretion on certain tax-exempt bonds that were held in 2001 and sold in the second quarter of 2002.

•	$1.4 million, or 21.2%, of the increase related to higher interest from general partner notes receivable, as a result of increased general partner loans outstanding.

•	$2.7 million, or 40.9%, of an offsetting decrease related to lower interest on money market and interest bearing accounts, as interest rates on deposit accounts have decreased approximately 2% from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in earnings of unconsolidated real estate partnerships totaled $2.4 million for the nine months ended September 30, 2002, compared with a loss of $14.1 million for the nine months ended September 30, 2001, a change of $16.5 million. This change was principally due to the change in estimate of useful lives of assets completed by us in 2001, which resulted in lower depreciation expense. See the previous discussion on the change in estimate of useful lives of assets under the heading “Consolidated Depreciation of Rental Property.”

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $6.1 million for the nine months ended September 30, 2002, compared to $19.0 million for the nine months ended September 30, 2001, a decrease of $12.9 million. This decrease is a result of our purchase of additional interests in consolidated real estate partnerships and a reduction in net income, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

     Distributions to minority partners in excess of income decreased $14.7 million to $15.3 million for the nine months ended September 30, 2002, compared to $30.0 million for the nine months ended September 30, 2001. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, generally accepted accounting principles require us, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though we do not suffer any economic effect, cost or risk. This decrease was due to a reduced level of distributions being made by the consolidated real estate partnerships as a result of lower refinancing and sales activity.

Discontinued Operations

     Discontinued operations was a loss of $10.3 million for the nine months ended September 30, 2002, compared to income of $3.9 million for the nine months ended September 30, 2001, a change of $14.2 million. This change was primarily related to a net loss on disposals of $10.0 million for the nine months ended September 30, 2002 compared to a net gain of $4.4 million for the nine months ended September 30, 2001, a net change of $14.4 million. We incurred net losses from the sale of certain assets of approximately $28.8 million, principally from the sale of certain senior living facilities, which we deemed non-strategic assets. This loss was partially offset, as discussed below, for a net loss on disposals of $10.0 million. As a result of the adoption of SFAS 144, effective January 1, 2002, we now report assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. In both periods the properties sold, as well as the properties held for sale, were considered by management to be inconsistent with our long-term investment strategy.

     Included in discontinued operations, as part of the net loss from the disposition of properties in the nine months ended September 30, 2002, we recorded income of approximately $18.8 million. This $18.8 million adjustment resulted from our historical estimation process in determining the carrying value of assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The amount of the change in estimate was identified based upon better insight to information in connection with the finalization of the recording of the purchase price accounting (to appropriate entities), of past acquisitions. The recognition of this change in estimate resulted in an increase in basic earnings per share of $0.20 for the nine months ended September 30, 2002 and an increase in diluted earnings per share of $0.19 for the nine months ended September 30, 2002.

Conventional Same Store Property Operating Results

     We define “same store” properties as conventional apartment properties in which our ownership interest exceeds 10% and operations are stabilized for over one year in the comparable periods of 2002 and 2001. “Total portfolio” includes same store properties plus conventional acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a “same store” and a “total portfolio” basis (dollars in thousands):

	Conventional Same Store

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Properties	638	638	638	638
Apartment units	176,476	176,476	176,476	176,476
Average physical occupancy	93.3%	94.0%	93.0%	93.6%
Average rent collected/unit/month	$683	$690	$691	$689
Revenues	$283,927	$288,284	$862,794	$861,250
Expenses	112,481	110,452	321,789	315,681

Net operating income	$171,446	$177,832	$541,005	$545,569

	Conventional Total Portfolio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Properties	688	658	688	658
Apartment units	193,679	184,384	193,679	184,384
Average physical occupancy	92.1%	92.3%	91.6%	91.7%
Average rent collected/unit/month	$715	$694	$706	$677
Revenues	$319,278	$299,439	$942,711	$894,497
Expenses	125,549	116,592	354,318	333,165

Net operating income	$193,729	$182,847	$588,393	$561,332

     Same store net operating income decreased $6.4 million, or 3.6%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Revenues decreased $4.3 million, or 1.5%, primarily due to lower average rent (down $7 per unit), lower occupancy (down 0.7%), and increased bad debt; all of which were offset by an increase in ancillary income. Expenses increased by $2.0 million, or 1.8%, primarily due to $2.6 million in higher repairs and maintenance and turnover costs related to focused efforts on property attractiveness prior to and during the high turnover season as well as increased property taxes. Same store expenses for both periods presented above are net of capitalized costs and the 2002 period includes a $0.7 million net decrease in expense related to leasing commissions. The above same store net operating results represent 87.8% and 83.6% of total Free Cash Flow for the three months ended September 30, 2002 and 2001, respectively.

     Same store net operating income decreased $4.6 million, or 0.8%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Revenues had a slight increase of $1.5 million, or 0.18%, due to higher average rent (up $2 per unit), offset by lower occupancy (down 0.6%). Expenses increased by $6.1 million, or 1.9%, primarily due to $5.7 million of higher repairs and maintenance and turnover costs related to focused efforts on property attractiveness prior to and during the high turnover season, increased insurance expense of $2.9 million as the cost of property hazard insurance coverage rose in March of 2002 as well as increased property taxes. These increases were offset by reductions in other categories. Same store expenses for both periods presented above are net of capitalized costs and the 2002 period includes a $1.7 million net decrease in expense related to leasing commissions. The above same store net operating results represent 88.0% and 88.0% of total Free Cash Flow for the nine months ended September 30, 2002 and 2001, respectively.

Funds From Operations

     For the three and nine months ended September 30, 2002 and 2001, our Funds From Operations or FFO, as defined in Note 7 to the consolidated financial statements, on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$46,345	$26,111	$162,437	$70,564
Adjustments:
Real estate depreciation, net of minority interest	64,557	77,957	188,084	252,939
Real estate depreciation related to unconsolidated entities	8,815	14,898	26,017	43,765
Discontinued operations:
Real estate depreciation, net of minority interest	448	2,074	2,744	7,034
Distributions to minority partners in excess of income	—	—	1,321	—
Loss (gain) on disposals	8,044	(2,847)	10,035	(4,403)
Income tax expense (benefit) arising from disposals	(127)	1,207	552	1,207
Distributions to minority partners in excess of income	4,302	19,220	15,274	30,034
Amortization of intangibles	1,154	4,230	3,194	13,463
Other items:
Preferred stock dividends and distributions	(17,647)	(10,170)	(42,626)	(25,031)
Interest expense on mandatorily redeemable convertible preferred securities	365	294	882	1,308
Minority interest in AIMCO Operating Partnership	6,979	3,043	23,644	7,777

Diluted Funds From Operations (FFO) available to common shares and equivalents	$123,235	$136,017	$391,558	$398,657

Weighted average number of common shares and equivalents:
Common shares and equivalents	92,735	74,520	84,842	73,164
Preferred stock, preferred OP Units, and other securities convertible into common shares	7,120	17,476	11,916	17,027
Common OP Units and equivalents	12,758	12,306	12,463	11,864

Total	112,613	104,302	109,221	102,055

Liquidity and Capital Resources

     At September 30, 2002, we had $87.5 million in cash and cash equivalents. In addition, we had $201.3 million of restricted cash ($70 million of which was acquired in the Casden Merger), primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. Our principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. We consider our cash provided by operating activities to be adequate to meet short-term liquidity demands. In the event that there continues to be an economic downturn or the national economy continues to deteriorate and the cash provided by operating activities is no longer adequate, we have additional means, such as short-term borrowing availability, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations.

     For the nine months ended September 30, 2002 and 2001, net cash flows were as follows (dollars in thousands):

	2002	2001

Cash flow provided by operating activities	$404,243	$384,939
Cash flow (used in) provided by investing activities	(809,909)	13,210
Cash flow provided by (used in) financing activities	413,141	(486,078)

Investment and Disposition Activities

     On March 11, 2002 we completed the Casden Merger. In this merger we acquired 4,975 conventional apartment units located in Southern California and 11,207 affordable apartment units located in 25 states. We also acquired National Partnership Investments Corporation (“NAPICO”), a subsidiary of Casden, which, as general partner of numerous limited partnerships, has interests in more than 400 properties with more than 41,000 units. We paid $1.1 billion, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. To fund this acquisition we issued 3.508 million shares of Common Stock and 882,784 common OP Units (valued at $164.9 million and $41.5 million, respectively, based on $47 per share/unit), paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. We also incurred approximately $15 million in transaction costs comprised of professional fees, which included legal, accounting, tax and acquisition due diligence.

     On August 29, 2002, we completed the New England Properties Acquisition. In this acquisition, we acquired 11 conventional garden and mid-rise apartment properties primarily located in the greater Boston area. The 11 properties include 4,323 units on approximately 553 acres in the aggregate. The total cost of the acquisition included a purchase price of $500 million for the properties, $2.5 million in transaction costs and $34.2 million of initial capital expenditures (of which $28 million will be spent to complete a kitchen and bath program that the prior owner initiated and $6.2 million will be spent to address other identified property needs). Initial funding for the acquisition was a combination of non-recourse property debt of $308.7 million in long-term, fixed rate, fully amortizing notes with an average interest rate of 5.69%; and the remaining $200 million was from our credit facility. We expect to repay the borrowings on the credit facility with operating cash flows and proceeds from property sales.

     From time to time, we have offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain partnerships for which we act as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 2002, we made separate offers to the limited partners of 297 partnerships to acquire their limited partnership interests, and purchased limited partnership interests for an aggregate of approximately $25.1 million, of which $24.4 million was in cash and the remainder in OP Units. This compares to separate offers to the limited partners of 238 partnerships to acquire their limited partnership interests, and the purchase of approximately $148.5 million of limited partnership interests during the nine months ended September 30, 2001. Although the reason for this decline is uncertain, we believe three primary factors contributed to this decline: improved real estate partnership results (including cash distributions to partners at increasing levels); the relative attractiveness of investments in real estate as compared to other investment opportunities; and greater sensitivity on the part of investors to tax liabilities related to such sales in the current volatile investment marketplace.

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). The table below shows our dispositions during the nine months ended September 30, 2002:

		Gross			Our Share of
	Number of	Proceeds	Existing Debt	Net Proceeds	Net Proceeds
Property Type	Properties	(in millions)	(in millions)	(in millions)	(in millions)

Conventional	29	$161.4	$88.0	$73.4	$43.8
Commercial	1	0.7	—	0.7	0.1
Affordable	15	33.3	18.0	15.3	4.3
Senior Living	7	139.0	120.4	18.6	17.7

Total	52	$334.4	$226.4	$108.0	$65.9

Mortgage Financing

     During the nine months ended September 30, 2002, we refinanced or closed 64 mortgage loans generating $723.6 million of total proceeds at a weighted average interest rate of 4.31%, of which approximately $629.1 million related to consolidated properties. Each note and bond is non-recourse and individually secured by one of 64 properties with no cross-collateralization. After repayment of existing debt and payment of transaction costs totaling $659.5 million, our share of the total $64.1 million in net proceeds was $56.1 million (these mortgage loans do not include the $308.7 million in mortgage loans related to the New England Properties Acquisition), which was used to repay existing debt and for working capital. Further details on these mortgage loans are shown in the table below:

	Loan Amount
Mortgage Type	(in millions)	Term	Rate

Conventional Fixed Rate	$106.6	20 yr, fully amortizing	6.91%
Conventional Fixed Rate	129.5	Up to 10 yr, 30 yr amortization	7.01
Conventional Variable Rate	59.1	3 yr revolving facility	2.51
Tax-Exempt Variable Rate	366.8	5-10 yrs	2.41
Affordable Fixed Rate	61.6	15-30 yrs, fully amortizing	7.09

	$723.6		4.31%

Credit Facility and Term Loan

     On March 11, 2002, we amended and restated our revolving credit facility as necessitated by the execution of the Casden Loan, in order to conform certain provisions of the loans. The commitment remains $400 million, and there are ten lender participants in the facility’s syndicate. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain of our non-real estate assets and a second priority pledge of the equity owned by AIMCO and certain subsidiaries of AIMCO in other subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at our option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of June 30, 2004 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 2002 was 4.35% and the outstanding balance was $275 million. The amount available under the credit facility at September 30, 2002 was $125 million.

     On March 11, 2002, we borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan to pay the cash required to complete the Casden Merger. The borrowers under the Casden Loan are AIMCO, the AIMCO Operating Partnership and NHP Management Company, and certain of our subsidiaries guarantee all obligations thereunder. The obligations under the Casden Loan are secured by a first priority pledge of the equity owned by AIMCO and certain subsidiaries of AIMCO in other subsidiaries of AIMCO and a second priority pledge of certain non-real estate assets of ours. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate that is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. On June 12, 2002, we and our lenders amended the Casden Loan to reduce the margin to 2.55% in the case of LIBOR-based loans and 1.55% in the case of base rate loans. The margin may increase to 2.80% in the case of LIBOR-based loans and 1.80% in the case of base rate loans if the rating of AIMCO’s or the AIMCO Operating Partnership’s senior unsecured debt is downgraded, AIMCO’s or the AIMCO Operating Partnership’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at our option, for a term of one year. The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow, proceeds from property sales or proceeds from equity issuances. The weighted average interest rate at September 30, 2002 was 4.32% and the balance outstanding was $145 million. All $97 million of the required first year principal amortization has been paid.

     The financial covenants contained in the amended and restated revolving credit facility and the Casden Loan require us to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. In addition, the amended and restated revolving credit facility and the Casden Loan limit us from distributing more than 80% of our Funds From Operations (or such amounts as may be necessary for us to maintain our status as a REIT). On August 5, 2002, we and our lenders amended the amended and restated revolving credit facility and the Casden Loan, to accommodate expected changes in FFO, AFFO, conversions of convertible securities and property sales. The amendment reduced the fixed charge coverage ratio requirement from 1.70 to 1.0 to 1.60 to 1.0 effective for the quarter ending June 30, 2002 through the quarter ended June 30, 2003, 1.65 to 1.0 through the quarter ending December 31, 2003 and 1.70 to 1.0 thereafter.

Equity Transactions

     On March 25, 2002, we completed the sale of 1,000,000 shares of Class R Preferred Stock, par value $0.01 per share in a registered public offering. The total net proceeds of approximately $25 million were used to repay short-term indebtedness.

     On April 11, 2002, we completed the sale of 1,000,000 shares of Class R Preferred Stock, par value $0.01 per share in a registered public offering. The total net proceeds of approximately $25 million were used to repay short-term indebtedness.

     On June 5, 2002, we completed the sale of 8,000,000 shares of Common Stock in a registered public offering at a net price of $46.17 per share. The total net proceeds of approximately $369 million were used to repay outstanding indebtedness on our revolving credit facility and the Casden Loan.

     Our Board of Directors has, from time to time, authorized us to repurchase shares of Common Stock and our preferred stock. Currently, we are authorized to repurchase up to a total of approximately 1.9 million shares, of which up to 1.9 million shares may be Common Stock and up to 1.7 million shares may be preferred stock. While we have no current plans to repurchase Common Stock or our preferred stock, these repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. During the nine months ended September 30, 2002, we repurchased no shares of Common Stock or preferred stock.

     We distributed 68.5% of FFO and 83.4% of AFFO to holders of Common Stock for the nine months ended September 30, 2002. Our Board of Directors’ policy has been to increase the dividend annually in an amount equal to one-half of the projected increase in AFFO (which is FFO, adjusted for Capital Replacement spending) subject to minimum distribution requirements necessary for us to maintain our REIT status. For the nine months ended September 30, 2002, AFFO now includes a deduction for Capital Enhancements, a discretionary spending item, as well as a deduction for Capital Replacements. Our Board of Directors will consider the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to our dividend policy.

Capital Expenditures

     For the nine months ended September 30, 2002, we spent a total of $61.0 million and $6.2 million, respectively on Capital Replacements (expenditures required to maintain the related asset) and Capital Enhancements (expenditures that add a new feature or revenue source at a property).

     Capital Replacements spending has increased for two primary reasons: a general increase in spending to maintain our assets; and an increase in capitalized costs. In addition to Capital Replacements, we monitor Capital Enhancements, which we distinguish from Capital Replacements. Capital Enhancements are costs incurred to add additional rental square footage, a new building or a new revenue producing feature. For example, replacement of existing kitchen appliances is a Capital Replacement, however, if the same replacements are done in connection with an extensive remodeling project then they are characterized as a Capital Enhancement. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across real estate investment trusts and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, we will monitor and report both Capital Replacements and Capital Enhancements and will deduct both in our calculation of AFFO.

     The table below details our actual spending on Capital Replacements and Capital Enhancements on a per unit and total dollar basis for the nine months ending September 30, 2002 and reconciles it to our nine month Consolidated Statement of Cash Flows (dollars in thousands):

		Capital	Capital	Total CR/CE	Capital	Capital
	Useful	Replacements	Enhancements	Annual Cost	Replacements	Enhancements	Total CR/CE
	Life	Actual Cost	Actual Cost Per	Per Unit	Actual Cost	Actual Cost	Annual Cost
	in Yrs	Per Unit YTD	Unit YTD	YTD	Year to Date	Year to Date	Year to Date

Carpets	5	$88	$—	$88	$14,693	$8	$14,701
Flooring	5	20	—	20	3,418	77	3,495
Appliances	5	26	2	28	4,387	261	4,648
Blinds/shades	5	4	—	4	744	1	745
Furnace/air	5	29	—	29	4,809	56	4,865
Hot water heaters	5	8	—	8	1,286	—	1,286
Kitchen/bath	5	10	1	11	1,634	146	1,780
Exterior painting	5	8	1	9	1,262	104	1,366
Landscaping	5	13	1	14	2,178	171	2,349
Pool/exercise facilities	5	13	1	14	2,112	140	2,252
Computers, miscellaneous	5	14	—	14	2,399	—	2,399
Roofs	15	6	—	6	1,010	—	1,010
Parking lot	15	7	—	7	1,227	77	1,304
Building (electrical, elevator, plumbing)	15	51	5	56	8,591	781	9,372
Submetering	15	—	22	22	—	3,601	3,601
Capitalized payroll	5	67	4	71	11,251	727	11,978

Total Company’s share		$364	$37	$401	$61,001	$6,150	$67,151

Plus minority partners’ share of consolidated spending					8,042	195	8,237
Less our share of unconsolidated spending					(8,317)	(713)	(9,030)

Total spending per Consolidated Statement of Cash Flows					$60,726	$5,632	$66,358

     In addition, we capitalized approximately $5.6 million of our share of indirect costs related to these activities for the nine months ended September 30, 2002, increasing our share of Capital Replacement ($65.3 million) and Capital Enhancement ($7.5 million) spending to $72.8 million. We funded these expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

     For the nine months ended September 30, 2002, we spent a total of $136.7 million for initial capital expenditures or “ICE” (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition, which in this period relates primarily to the properties acquired in the Casden Merger) and redevelopment (expenditures that substantially upgrade the property). The following table reconciles our share of those expenditures to our nine-month Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended September 30, 2002

	ICE	Redevelopment	Total

Conventional Assets	$21.7	$110.0	$131.7
Affordable Assets	3.2	1.8	5.0

Total Company’s share	$24.9	$111.8	$136.7

Plus minority partners’ share of consolidated spending	$1.1	$15.8	$16.9
Less our share of unconsolidated spending	(2.8)	(9.1)	(11.9)

Total ICE and redevelopment spending per Consolidated Statement of Cash Flows	$23.2	$118.5	$141.7

     In addition, we capitalized approximately $13.0 million of our share of direct and indirect costs related to these activities for the nine months ended September 30, 2002, increasing our share of ICE and redevelopment spending to $149.7 million. We funded these expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

     We continue to refine our methodology and process for identifying and capitalizing certain indirect costs, and as a result, reduced the rate at which such costs are capitalized by approximately $4.0 million in the nine months ended September 30, 2002 compared to the same period in 2001 due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure relates to changes in interest rates. We are not subject to any foreign currency exchange rate risk or to any significant commodity price risk, or any other material market rate or price risks. We use predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds or long-term debt financings.

     We had $1,291.3 million of variable rate debt outstanding at September 30, 2002, which represented 21.9% of our total outstanding debt. Of the total variable debt, the major components were floating rate tax-exempt bond financing ($790.7 million), floating rate secured notes ($80.6 million), the Casden Loan ($145.0 million), and the credit facility ($275.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $12.9 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the “BMA Index”). Since 1981, the BMA Index has averaged 54.5% of the 10-year Treasury Yield. Therefore, if this relationship continues and based on this level of debt, a Treasury Yield increase of 1% would result in our income and cash flows being reduced by $9.3 million on an annual basis.

     The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 2002 approximates their carrying value due to their relatively short term nature. Management further believes that, after consideration of interest rate agreements, the fair market value of our secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 4. Controls and Procedures

     Our principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 30, 2002, AIMCO and four of our affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. We have engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event we are unable to resolve the lawsuit, we believe we have meritorious defenses to assert and will vigorously defend ourself. The matter has been set for trial on July 7, 2003. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) are insurance agents who in 2000 sold to AIMCO and its affiliates property insurance issued by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified AIMCO from losses relating to the matters described below. As a result of such defaults, we face the risk of impairment of a $16.7 million insurance-related receivable as well as a contingent liability of $5.7 million. Our receivable arose from the improper and premature cancellation by National Union of our property insurance coverage in April 2001. We had paid to National Union amounts in excess of $10 million in prepaid premiums for property insurance coverage that was to continue through at least April 2002. In addition, we have a $6.7 million receivable from NPS to reimburse us for payments on a premium finance agreement, proceeds of which were to pay premiums to National Union. We hold two $5 million surety bonds issued by Lumberman’s Mutual Insurance Company to secure the NPS indemnities. In addition, we have pending litigation in the U.S. District Court for the District of Colorado against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage. The cancellation of the property insurance coverage in 2001 has no effect on our present property insurance coverage or on coverage that existed through April 2001.

     With respect to the contingent liability arising from the NPS defaults, in July 2002 we received a demand for payment of $5.7 million from Cananwill, Inc., a premium funding company, allegedly due for premium payments made to National Union. We believe we have meritorious defenses to assert, and we will vigorously defend ourself in the event Cananwill commences any litigation. In the event of litigation and an adverse determination, we will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of our payments.

     Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

     There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have been named as a defendant in suits that have alleged the presence of mold. Prior to March 31, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold although certain of our insurance carriers do provide some coverage for personal injury claims. We have implemented protocols and procedures to prevent or eliminate mold from our properties and believe that our measures will eliminate, or at least minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

ITEM 2. Changes in Securities and Use of Proceeds

     From time to time during the quarter, we issued shares of Common Stock in exchange for common OP Units tendered to the AIMCO Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the AIMCO Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. During the three months ended September 30, 2002, approximately 169,000 shares of Class A Common Stock were issued in exchange for common OP Units in these transactions.

     In August and September of 2002, the holders of mandatorily redeemable convertible preferred securities (“TOPRS”) converted approximately $5.3 million of TOPRS into approximately 107,000 shares of Common Stock. The TOPRS were assumed by AIMCO in October 1998 in connection with our merger with Insignia Financial Group, Inc. The TOPRS have a conversion price of $49.61 per share, which, based on a liquidation amount of $50 per security, results in the issuance of 1.0079 shares of Common Stock for each TOPRS converted.

     All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report[1]:

EXHIBIT NO.

3.1	Charter (Exhibit 3.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to AIMCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by this reference)
99.1	Agreement re: disclosure of long-term debt instruments
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

(i)	Current Report on Form 8-K, dated July 29, 2002, relating to the redemption of Class B Cumulative Convertible Preferred Stock;
(ii)	Current Report on Form 8-K, dated August 5, 2002, relating to financial results for the quarter ended June 30, 2002;
(iii)	Current Report on Form 8-K, dated August 12, 2002, relating to the acquisition of properties from Thomas J. Flatley and others;
(iv)	Current Report on Form 8-K, dated August 13, 2002, relating to the statements under oath submitted to the SEC by Terry Considine, AIMCO’s Chairman and Chief Executive Officer, and Paul J. McAuliffe, AIMCO’s Executive Vice President and Chief Financial Officer, as required pursuant to SEC Order No. 4-460 (June 27, 2002); and
(v)	Current Report on Form 8-K, dated August 29, 2002, relating to the consummation of the acquisition of properties from Thomas J. Flatley and others.

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

Thomas C. Novosel Senior Vice President, Chief Accounting Officer

Date: November 4, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Terry Considine, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Apartment Investment and Management Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ TERRY CONSIDINE

Terry Considine Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Paul J. McAuliffe, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Apartment Investment and Management Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

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