Form 10-Q
period 2003-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2003-05-08
CIK 922864

Use these links to rapidly review the document
APARTMENT INVESTMENT AND MANAGEMENT COMPANY FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The number of shares of Class A Common Stock outstanding as of April 30, 2003: 93,830,509

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

INDEX

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$2,021,145	$1,982,805
Buildings and improvements	8,784,885	8,610,983

Total real estate	10,806,030	10,593,788
Less accumulated depreciation	(1,785,544)	(1,698,486)

Net real estate	9,020,486	8,895,302

Cash and cash equivalents	106,917	99,553
Restricted cash	212,453	224,884
Accounts receivable	78,389	85,553
Accounts receivable from affiliates	56,694	47,060
Deferred financing costs	73,605	73,168
Notes receivable, primarily from unconsolidated real estate partnerships	158,250	169,238
Investments in unconsolidated real estate partnerships	332,054	367,851
Other assets	262,085	260,717
Assets held for sale	69,649	93,275

Total assets	$10,370,582	$10,316,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured tax-exempt bond financing	$1,237,874	$1,239,572
Secured notes payable	4,571,523	4,566,788
Term loan	104,387	115,011
Credit facility	367,000	291,000

Total indebtedness	6,280,784	6,212,371

Accounts payable	16,031	12,136
Accrued liabilities and other	369,792	297,575
Deferred income	30,060	15,445
Security deposits	42,206	41,065
Deferred income taxes payable	28,451	36,680
Liabilities related to assets held for sale	52,999	72,301

Total liabilities	6,820,323	6,687,573

Mandatorily redeemable convertible preferred securities	15,169	15,169
Minority interest in consolidated real estate partnerships	78,193	75,535
Minority interest in Aimco Operating Partnership	362,395	374,937
Stockholders' equity:
Preferred Stock, perpetual	552,520	552,520
Preferred Stock, convertible	392,492	392,492
Class A Common Stock, $.01 par value, 454,962,738 and 454,962,738 shares authorized, 93,815,375 and 93,769,996 shares issued and outstanding, at March 31, 2003 and December 31, 2002, respectively	938	938
Additional paid-in capital	3,053,033	3,050,057
Unvested restricted stock	(6,125)	(7,079)
Notes due on common stock purchases	(45,510)	(48,964)
Distributions in excess of earnings	(852,846)	(776,577)

Total stockholders' equity	3,094,502	3,163,387

Total liabilities and stockholders' equity	$10,370,582	$10,316,601

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$378,815	$314,454
Property operating expense	(168,033)	(116,095)

Income from property operations	210,782	198,359

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	18,633	22,617
Management and other expenses	(13,051)	(18,231)
Amortization of intangibles	(837)	(1,124)

Income from investment management business	4,745	3,262

General and administrative expenses	(5,445)	(3,096)
Provision for losses on notes receivable	(697)	—
Depreciation of rental property	(85,343)	(67,080)
Interest expense	(94,444)	(78,774)
Interest and other income	6,513	18,719
Equity in earnings (losses) of unconsolidated real estate partnerships	(1,682)	3,481
Minority interest in consolidated real estate partnerships	(1,142)	(3,193)

Income from operations	33,287	71,678
Gain (loss) on dispositions of real estate	317	(3,962)
Distributions to minority partners in excess of income	(5,471)	1,586

Income before minority interest in Aimco Operating Partnership and discontinued operations	28,133	69,302
Minority interest in Aimco Operating Partnership, preferred	(2,621)	(2,716)
Minority interest in Aimco Operating Partnership, common	18	(6,998)

Income from continuing operations	25,530	59,588
Discontinued operations:
Income (loss) from discontinued operations, net of tax of $1,328 and $768 for the quarter ended March 31, 2003 and 2002, respectively	(3,707)	10,471

Net income	21,823	70,059
Net income attributable to preferred stockholders	22,141	25,479

Net income (loss) attributable to common stockholders	$(318)	$44,580

Earnings per common share—basic:
Income from continuing operations (net of preferred dividends)	$0.04	$0.45

Net income (loss) attributable to common stockholders	$0.00	$0.59

Earnings per common share—diluted:
Income from continuing operations (net of preferred dividends)	$0.04	$0.44

Net income (loss) attributable to common stockholders	$0.00	$0.58

Dividends paid per common share	$0.82	$0.82

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,823	$70,059

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	86,180	68,204
Distributions to minority partners in excess of income	5,471	(1,586)
(Gain) loss on dispositions of real estate	(317)	3,962
(Income) loss from discontinued operations	3,707	(10,471)
Minority interest in Aimco Operating Partnership	2,603	9,714
Minority interest in consolidated real estate partnerships	1,142	3,193
Equity in (earnings) losses of unconsolidated real estate partnerships	1,682	(3,481)
Changes in operating assets and liabilities:
Deferred income taxes	(8,829)	65
Other	3,190	(19,815)

Total adjustments	94,829	49,785

Net cash provided by operating activities	116,652	119,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(5,000)	(6,947)
Initial capital expenditures	(6,609)	(2,294)
Capital enhancements	(663)	(2,028)
Capital replacements	(26,879)	(20,412)
Redevelopment additions to real estate	(24,199)	(45,395)
Proceeds from dispositions of real estate	79,766	30,304
Cash from newly consolidated properties	4,442	37
Purchase of general and limited partnership interests and other assets	(12,773)	(25,639)
Purchase/originations of notes receivable	(9,645)	(24,432)
Proceeds from repayment of notes receivable	9,452	14,106
Cash paid in connection with merger/acquisition related costs	(3,406)	(210,819)
Distributions received from investments in unconsolidated real estate partnerships	20,859	2,729

Net cash provided by (used in) investing activities	25,345	(290,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	24,120	29,944
Principal repayments on secured notes payable	(96,852)	(51,736)
Principal repayments on tax-exempt bond financing	(1,479)	(3,206)
Net borrowings on term loan and revolving credit facilities	65,376	296,501
Payment of loan costs	(2,573)	(618)
Proceeds from issuance of Class A Common and preferred stock, exercise of options/warrants	332	28,713
Principal repayments received on notes due on Class A Common Stock purchases	3,486	1,003
Redemption of OP Units	(81)	—
Proceeds from issuance of High Performance Units	507	318
Payment of Class A Common Stock dividends	(76,001)	(60,764)
Payment of distributions to minority interest	(29,376)	(16,493)
Payment of preferred stock dividends	(22,092)	(25,384)

Net cash (used in) provided by financing activities	(134,633)	198,278

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,364	27,332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,553	80,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,917	$107,332

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE 1—Organization

        Apartment Investment and Management Company ("Aimco"), a Maryland corporation incorporated on January 10, 1994, owns a majority of the ownership interests in AIMCO Properties, L.P. (the "Aimco Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. Aimco held approximately an 89% interest in the Aimco Operating Partnership as of March 31, 2003. AIMCO-GP, Inc. is the sole general partner of the Aimco Operating Partnership. Except where the context otherwise requires, "Company" refers to Aimco, the Aimco Operating Partnership and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships.

        As of March 31, 2003, the Company:

  •
  owned a controlling equity interest in 186,791 units in 727 apartment properties (individually a "property" and collectively the "properties") (which the Company refers to as "consolidated");

  •
  owned a non-controlling equity interest in 74,444 units in 513 properties (which the Company refers to as "unconsolidated"), of which 65,565 units were also managed by the Company; and

  •
  provided services or managed, for third party owners, 51,292 units in 516 properties, primarily pursuant to long term agreements (including 40,112 units in 418 properties that are asset managed only, and not property managed).

        At March 31, 2003, 93,815,375 shares of Aimco's Class A Common Stock ("Common Stock") were outstanding. Interests in the Aimco Operating Partnership that are held by limited partners other than the Company are referred to as "OP Units." Holders of common OP Units may redeem such units for cash or, at the Company's option, Common Stock. At March 31, 2003, the Aimco Operating Partnership had 11,998,364 common OP Units and equivalents outstanding. At March 31, 2003, a combined total of 105,813,739 shares of Common Stock and common OP Units and equivalents were outstanding.

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the statements and notes thereto included in Aimco's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 financial statement amounts have been reclassified to conform to the 2003 presentation, including certain intercompany eliminations, as well as the treatment of discontinued operations.

        The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, majority owned corporate subsidiaries and consolidated real estate partnerships. As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership, with the exception of the credit facility.

        Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the Company's consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners' excess of distributions over net income, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income and for the three months ended March 31, 2003, this was $5.5 million, compared to a recovery of $1.6 million in the three months ended March 31, 2002. Losses are allocated to minority partners until such time as such losses exceed the minority partners' basis, in which case, the Company recognizes 100% of the losses in operating earnings when the partnership is in a deficit equity position, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $1.2 million and $0.7 million in depreciation related losses for the three months ended March 31, 2003 and 2002, respectively, were charged to minority interest in consolidated real estate partnerships.

NOTE 3—Notes Receivable Primarily From Unconsolidated Real Estate Partnerships

        The following table summarizes the Company's notes receivable primarily from unconsolidated real estate partnerships at March 31, 2003 and 2002 (in thousands):

	Notes Receivable Primarily From Unconsolidated Real Estate Partnerships
	March 31, 2003	March 31, 2002
Par value notes	$81,902	$145,197
Discounted notes	81,602	103,933
Less: allowance for loan losses	(5,254)	—

Total	$158,250	$249,130

        The Company recognizes interest income earned from its investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired at a discount ("discounted notes").

        As of March 31, 2003 and 2002, the Company held, primarily through its consolidated corporate subsidiaries, $81.9 million and $145.2 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which the Company believes the collectibility of such amounts is both probable and estimable. As such, interest income from par value notes for the three months ended March 31, 2003 and 2002, totaled $4.8 million and $8.1 million, respectively.

        As of March 31, 2003 and 2002, the Company held discounted notes, including accrued interest, with a carrying value of $81.6 million and $103.9 million, respectively. The total face value plus accrued interest of these notes was $159.9 million and $278.2 million at March 31, 2003 and 2002, respectively.

        The discounted notes are accounted for under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company is recognizing accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the three months ended March 31, 2003 and 2002, the Company recognized accretion income of approximately $1.1 million ($0.01 per basic and diluted share) and $4.4 million ($0.05 per basic share and diluted share), respectively. These amounts are net of allocated expenses for the three months ended March 31, 2003 and 2002 of none and $0.4 million, respectively. The notes receivable generally are realizable through collection of cash or obtaining ownership of the property or of an additional equity interest in the partnership owning the property.

        The activity in the allowance for loan losses in total for both par value and discounted notes for the three months ended March 31, 2003, is as follows (in thousands):

Balance at December 31, 2002	$5,413
Provision for losses on loans	697
(Adjustments)/recoveries due to property sales	(856)

Balance at March 31, 2003	$5,254

        The Company will continue to monitor the collectibility or impairment of each note on a periodic basis, and changes in the required allowances may occur in the future due to changes in the market environment that affect operating cash flows.

        Included in the above notes receivable balances, as of March 31, 2003 and 2002, the Company had $52.5 million and $58.9 million, respectively, that were secured by interests in real estate or interests in real estate partnerships. The Company earns interest on these notes receivable at various interest rates ranging between 6.0% and 12.0% and averaging 9.7%.

NOTE 4—Commitments and Contingencies

  Commitments

        In connection with the March 2002 acquisition of Casden Properties Inc. ("Casden") which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another REIT affiliated with Casden (collectively, the "Casden Merger") the Company has the following commitments:

  •
  purchase two properties currently under development upon satisfactory completion and attainment of 60% occupancy as follows:

  •
  Park La Brea

  •
  Phase 2—comprised of a total of 521 units for a minimum consideration of approximately $163 million, expected to close in late 2003 or early 2004;

  •
  Phase 3—comprised of a total of 610 units for a minimum consideration of approximately $199 million, expected to close in late 2004 or early 2005; and

    •
    Westwood—comprised of a total of 350 units for a minimum consideration of approximately $201 million, for which construction has not yet commenced.

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of March 31, 2003, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of March 31, 2003, the Company had invested $19.3 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. Aimco will have an option, but not an obligation to purchase, at completion, all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years up to an aggregate amount of $50.0 million to Casden Development Company, LLC as a retainer on account for redevelopment services (as of March 31, 2003, $10.0 million has been paid).

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

        As previously disclosed, the Company has been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. In addition, the Company is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Company has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.

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

  Other Legal Matters

        As previously disclosed, Aimco and four of its affiliated partnerships are defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco ("CCSF") alleging violations of residential housing codes, unlawful business practices and unfair competition. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has filed a cross-complaint against CCSF, its Department of Building Inspections and certain of its employees, alleging constitutional violations arising out of its arbitrary and discriminatory application of its codes, and other tortious conduct. As a result of CCSF's improper removal of the case to Federal court and the subsequent remand to state court, the trial date previously scheduled for July 7, 2003 in state court is doubtful. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and it will vigorously defend itself against CCSF's claims, and vigorously prosecute its own claims. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") are insurance agents who in 2000 sold to the Company property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified the Company from losses relating to the matters described below. As a result of such defaults, the Company faces the risk of impairment of a $16.7 million insurance-related receivable as well as certain contingent liabilities as more fully described below. The Company holds two $5 million surety bonds issued by Lumbermens Mutual Casualty Company ("Lumbermens") to secure the NPS indemnities and has litigation pending against Lumbermens to recover on the surety bonds. Lumbermens has separate litigation seeking declarations of the invalidity of the surety bonds and damages. The Company and Lumbermens have engaged in settlement negotiations to resolve the litigation between them. In addition, the Company has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage.

        With respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation against the Company and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. The Company denies liability to Cananwill, believes it has meritorious defenses to assert, and it will vigorously defend itself. In the event of litigation and an adverse determination, the Company will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of its payments. In April 2003, the Company filed suit against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., in the United States District Court for the District of Colorado as a result of Cananwill's conversion of $1.6 million of unearned premium belonging to the Company and misapplication of such funds to the alleged debt asserted in the first Cananwill lawsuit. Finally, WestRM—West Risk Markets, Ltd. has sued XL Reinsurance American, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens to collect on surety bonds issued by the three allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich have made the Company a third party defendant in this action, asserting that if they have any liability to WestRM, then the Company is liable to XL and Greenwich pursuant to an alleged indemnification agreement. The Company believes it has meritorious defenses to assert and will vigorously defend itself against these claims, and vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, in 1998 and 1999, prior to the Casden Merger in which the Company acquired NAPICO, which closed in March 2002, investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner, commenced an action against NAPICO and certain other defendants. The claims related to activities that pre-dated the Casden Merger and included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships. On April 29, 2003, the judge entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment. While the case is expected to be appealed, the matter is the responsibility of the former shareholders of Casden pursuant to documents related to the Casden Merger. The Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial position or results of operations taken as a whole.

NOTE 5—Stockholders' Equity

  Common Stock

        During the three months ended March 31, 2003 and 2002, approximately 75,000 and 10,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption.

NOTE 6—Stock-Based Compensation

        Effective January 1, 2003, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options.

        For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards. The Company's pro forma information and actual compensation expense attributable to stock options for the three months ended March 31, 2003 and 2002 was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Actual compensation expense	$(167)	$—

Reported net income (loss) attributable to common stockholders	$(318)	$44,580
Less: Compensation expense (pro forma)	(1,198)	(1,897)
Plus: Minority interest in Aimco Operating Partnership	138	266

Pro forma net income (loss) attributable to common stockholders	$(1,378)	$42,949

Basic earnings (loss) per common share:
Reported	$0.00	$0.59
Pro forma	$(0.01)	$0.57
Diluted earnings (loss) per common share:
Reported	$0.00	$0.58
Pro forma	$(0.01)	$0.56

NOTE 7—Earnings Per Share

        Earnings per share is calculated based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Numerator:
Income from continuing operations	$25,530	$59,588
Less: Net income attributable to preferred stockholders	(22,141)	(25,479)

Numerator for basic and diluted earnings per share—Income from continuing operations	$3,389	$34,109

Net income	$21,823	$70,059
Less: Net income attributable to preferred stockholders	(22,141)	(25,479)

Numerator for basic and diluted earnings per share—Net income (loss) attributable to common stockholders	$(318)	$44,580

Denominator:
Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	92,692	74,845
Effect of dilutive securities:
Dilutive potential common shares	—	1,395

Denominator for diluted earnings per share	92,692	76,240

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income from continuing operations (net of preferred dividends)	$0.04	$0.45
Discontinued operations	(0.04)	0.14

Net income (loss) attributable to common stockholders	$0.00	$0.59

Diluted earnings (loss) per common share:
Income from continuing operations (net of preferred dividends)	$0.04	$0.44
Discontinued operations	(0.04)	0.14

Net income (loss) attributable to common stockholders	$0.00	$0.58

        All of the Company's convertible preferred stock is anti-dilutive on an "as converted" basis, therefore, all of the dividends payable on the convertible preferred stock are deducted to arrive at the numerator and no additional shares are included in the denominator. Vested and unvested stock options, together with shares issued for non-recourse notes receivable, and restricted stock awards totaling approximately 9.5 million and 1.0 million for the three months ended March 31, 2003 and March 31, 2002, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

NOTE 8—Industry Segments

        The Company has two reportable segments: real estate (owning and operating apartments); and investment management business (providing services relating to the apartment business to third parties and affiliates). The Company owns and operates properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its properties. However, because each of its properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. The Company considers disclosure of different components of the multifamily housing business to be useful.

        All real estate revenues are from external customers and no revenues are generated from transactions with other segments. The Company also manages properties and provides other services for third parties and affiliates through its investment management business segment. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. No single resident or related group of residents contributed 10% or more of total revenues during the three months ended March 31, 2003 or 2002.

        Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company's chief operating decision makers use free cash flow, funds from operations and adjusted funds from operations to assess the financial performance of its business. See note (3) below for an explanation of these measures.

        Certain reclassifications have been made to 2002 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") in 2002 and intercompany eliminations.

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the three months ended March 31, 2003 and 2002, from these segments, and a reconciliation of free cash flow to funds from operations, adjusted funds from operations, and net income (in thousands, except ownership equivalent units and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended March 31, 2003 and 2002

(in thousands, except unit data)

	2003				2002
	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,758 and 9,783 for 2003 and 2002)	$23,073	$970	$24,043	13.2%	$18,582	$749	$19,331	9.6%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,669 and 5,497 for 2003 and 2002)	18,772	314	19,086	10.4%	10,538	785	11,323	5.6%
Average monthly rent $900 to $1,000 per unit (equivalent units of 14,034 and 10,924 for 2003 and 2002)	21,465	546	22,011	12.0%	21,757	1,228	22,985	11.4%
Average monthly rent $800 to $900 per unit (equivalent units of 9,329 and 12,692 for 2003 and 2002)	12,966	317	13,283	7.3%	19,393	933	20,326	10.1%
Average monthly rent $700 to $800 per unit (equivalent units of 16,584 and 21,158 for 2003 and 2002)	18,677	683	19,360	10.6%	27,663	2,507	30,170	14.9%
Average monthly rent $600 to $700 per unit (equivalent units of 33,871 and 34,757 for 2003 and 2002)	35,193	979	36,172	19.8%	38,228	3,202	41,430	20.5%
Average monthly rent $500 to $600 per unit (equivalent units of 40,692 and 34,077 for 2003 and 2002)	30,850	1,121	31,971	17.5%	28,901	3,135	32,036	15.9%
Average monthly rent less than $500 per unit (equivalent units of 17,245 and 13,307 for 2003 and 2002)	10,297	337	10,634	5.8%	7,443	350	7,793	3.9%

Subtotal conventional real estate contribution to Free Cash Flow	171,293	5,267	176,560	96.6%	172,505	12,889	185,394	91.9%
Affordable Apartments (equivalent units of 22,723 and 21,304 for 2003 and 2002)	11,883	4,113	15,996	8.8%	6,170	6,146	12,316	6.1%
College housing (equivalent units of 2,828 and 2,854 for 2003 and 2002)	2,724	95	2,819	1.5%	3,122	97	3,219	1.6%
Other real estate	648	—	648	0.4%	957	24	981	0.5%
Minority interest	(19,184)	—	(19,184)	(10.6%)	(19,935)	—	(19,935)	(10.0%)

Total real estate contribution to Free Cash Flow	167,364 (1)	9,475	176,839	96.7%	162,819 (1)	19,156	181,975	90.1%
Investment Management Business
Management contracts (property and asset management)
Controlled properties	3,366	—	3,366	1.8%	4,052	—	4,052	2.0%
Third party with terms in excess of one year	231	—	231	0.1%	541	—	541	0.3%
Third party cancelable in 30 days	85	—	85	0.0%	322	—	322	0.2%
Insurance operations	(2,471)	—	(2,471)	(1.2%)	(1,004)	—	(1,004)	(0.5%)

Investment management business contribution to Free Cash Flow before activity based fees	1,211	—	1,211	0.7%	3,911	—	3,911	2.0%
Activity based fees	4,371	—	4,371	2.4%	475	—	475	0.2%

Total investment management business contribution to Free Cash Flow	5,582 (2)	—	5,582	3.1%	4,386 (2)	—	4,386	2.2%
Interest and other income
General partner loan interest	4,756	—	4,756	2.6%	8,084	—	8,084	4.0%
Transactional income	1,053	—	1,053	0.6%	10,095	—	10,095	5.0%
Money market and interest bearing accounts	704	—	704	0.4%	540	—	540	0.3%

Total interest and other income contribution to Free Cash Flow	6,513	—	6,513	3.6%	18,719	—	18,719	9.3%
General and administrative expenses	(5,445)	—	(5,445)	(3.0%)	(3,096)	—	(3,096)	(1.6%)
Provision for losses on notes receivable	(697)	—	(697)	(0.4%)	—	—	—	0.0%

Free Cash Flow (FCF)(3)	$173,317	$9,475	$182,792	100.0%	$182,828	$19,156	$201,984	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended March 31, 2003 and 2002

(in thousands, except per share/unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$173,317	$9,475	$182,792	$182,828	$19,156	$201,984
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(83,221)	(6,898)	(90,119)	(67,541)	(10,002)	(77,543)
Long-term, variable rate (principally tax-exempt)	(4,892)	(449)	(5,341)	(5,803)	(607)	(6,410)
Short-term	(5,761)	(58)	(5,819)	(3,193)	—	(3,193)
Lines of credit and other unsecured debt	(5,293)	—	(5,293)	(5,094)	—	(5,094)
Interest expense on mandatorily redeemable convertible preferred securities	(247)	—	(247)	(260)	—	(260)
Interest capitalized	4,970	240	5,210	3,117	338	3,455

Total interest expense before minority interest	(94,444)	(7,165)	(101,609)	(78,774)	(10,271)	(89,045)
Minority interest share of interest expense	10,001	—	10,001	8,946	—	8,946

Total interest expense after minority interest	(84,443)	(7,165)	(91,608)	(69,828)	(10,271)	(80,099)
Distributions on preferred OP Units	(2,621)	—	(2,621)	(2,716)	—	(2,716)
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	(98)
Dividends on preferred stock	(22,141)	—	(22,141)	(25,479)	—	(25,479)

Total dividends/distributions on preferred OP Units and securities	(24,762)	—	(24,762)	(28,293)	—	(28,293)
Capital Replacements/Enhancements	24,234	2,511	26,745	15,605	2,562	18,167
Amortization of intangibles	(837)	—	(837)	(1,124)	—	(1,124)
Gain (loss) on dispositions of real estate	317	—	317	(3,962)	—	(3,962)
Income (loss) from discontinued operations	(3,707)	—	(3,707)	10,471	—	10,471
Real estate depreciation, net of minority interest	(77,302)	(6,503)	(83,805)	(59,186)	(7,966)	(67,152)
Distributions to minority partners in excess of income	(5,471)	—	(5,471)	1,586	—	1,586

Net income (loss) attributable to common OP Unitholders and stockholders	1,346	(1,682)	(336)	48,097	3,481	51,578
(Gain) loss on dispositions of real estate	(317)	—	(317)	3,962	—	3,962
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	2,195	—	2,195	(7,918)	—	(7,918)
Real estate depreciation, net of minority interest	1,398	—	1,398	3,539	—	3,539
Distributions to minority partners in excess of income	(225)	—	(225)	—	—	—
Income tax arising from disposals	1,328	—	1,328	768	—	768
Real estate depreciation, net of minority interest	77,302	6,503	83,805	59,186	7,966	67,152
Distributions to minority partners in excess of income	5,471	—	5,471	(1,586)	—	(1,586)
Amortization of intangibles	837	—	837	1,124	—	1,124

Funds From Operations (FFO)(3)	89,335	4,821	94,156	107,172	11,447	118,619
Capital Replacements	(23,584)	(2,498)	(26,082)	(15,605)	(2,562)	(18,167)
Capital Enhancements(4)	(650)	(13)	(663)	—	—	—

Adjusted Funds From Operations (AFFO)(3)	$65,101	$2,310	$67,411	$91,567	$8,885	$100,452

	Earnings (Loss)	Shares/Units	Earnings (Loss) Per Share/Unit	Earnings	Shares/Units	Earnings Per Share/Unit
Net Income (Loss)
Basic	(336)	104,715	$0.00	51,578	86,856	$0.59
Diluted	(336)	104,715	$0.00	51,578	88,251	$0.58
FFO
Basic	94,156	104,715		118,619	86,856
Diluted	101,518	112,288		135,238	104,409
AFFO
Basic	67,411	104,715		100,452	86,856
Diluted	68,458	106,202		117,071	104,409

(1)
Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	2003	2002
Consolidated real estate contribution to Free Cash Flow	$167,364	$162,819
Plus: Minority interest	19,184	19,935
Plus: Capital Replacements	23,584	15,605
Plus: Capital Enhancements	650	—
Plus: Property operating expenses	168,033	116,095

Rental and other property revenues	$378,815	$314,454

(2)
Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	2003	2002
Consolidated investment management business contribution to Free Cash Flow	$5,582	$4,386
Plus: Management and other expenses	13,051	18,231

Management fees and other income primarily from affiliates	$18,633	$22,617

(3)
In addition to reviewing financial measures determined in accordance with generally accepted accounting principles ("GAAP"), the Company's chief operating decision makers assess the performance of the business by using several generally accepted industry financial measures—free cash flow, funds from operations and adjusted funds from operations—which measures are defined below. Although these measures provide useful information regarding the Company's financial condition and results of operations, such measures should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP.

•
"Free Cash Flow" or "FCF" is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. It also includes cash flows generated from the Investment Management Business, General and Administrative expenses and other expenses incurred by the Company. FCF measures profitability prior to the cost of capital. Because the Company has substantial unconsolidated real estate interests, FCF is useful for management and investors to understand, in addition to consolidated cash flows, cash flows as related to the Company's unconsolidated real estate holdings.

•
"Funds From Operations" or "FFO" is a commonly used measure of real estate investment trust ("REIT") performance and is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, disposals from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles, plus distributions to minority partners in excess of income and less dividends on preferred stock. The Company calculates FFO (diluted) by adding back the interest expense and preferred dividends relating to convertible securities, the conversion of which is dilutive to FFO. FFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. The Company's basis for computing FFO may not be comparable with that of other real estate investment trusts.

  •
  "Adjusted Funds From Operations" or "AFFO" is defined by the Company as FFO less Capital Replacement spending and, for second quarter 2002 and subsequent periods, Capital Enhancement spending. Capital Replacement spending was equal to $146 per unit for the three months ended March 31, 2003 and $110 per unit for the three months ended March 31, 2002. Capital Enhancement spending was equal to $4 per unit for the three months ended March 31, 2003. In the three months ended March 31, 2002, Capital Enhancement spending was not deducted to arrive at AFFO. Similar to FFO, AFFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and AFFO also reflects that Capital Replacements are necessary to maintain and Capital Enhancements are made to improve the associated real estate assets.

(4)
Beginning in the second quarter of 2002, the Company began deducting Capital Enhancement spending. This additional deduction is reflected on a prospective basis.

Reconciliation of FCF, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$182,792	$94,156	$67,411	$201,984	$118,619	$100,452
Total interest expense after minority interest	(91,608)	—	—	(80,099)	—	—
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	—
Distributions on preferred OP Units	—	2,621	2,621	—	2,716	2,716
Dividends on preferred stock	—	22,141	22,141	—	25,479	25,479
Real estate depreciation, net of minority interest	(83,805)	(83,805)	(83,805)	(67,152)	(67,152)	(67,152)
Distributions to minority partners in excess of income	(5,471)	(5,471)	(5,471)	1,586	1,586	1,586
Discontinued operations:
Income (loss) from operations	(3,707)	—	—	10,471	—	—
Gain (loss) on disposals, net of minority interest	—	(2,195)	(2,195)	—	7,918	7,918
Real estate depreciation, net of minority interest	—	(1,398)	(1,398)	—	(3,539)	(3,539)
Distributions to minority partners in excess of income	—	225	225	—	—	—
Income tax arising from disposals	—	(1,328)	(1,328)	—	(768)	(768)
Capital Replacements	26,082	—	26,082	18,167	—	18,167
Capital Enhancements	663	—	663	—	—	—
Amortization of intangibles	(837)	(837)	(837)	(1,124)	(1,124)	(1,124)
Gain (loss) on dispositions of real estate	317	317	317	(3,962)	(3,962)	(3,962)
Minority interest in Aimco Operating Partnership	(2,603)	(2,603)	(2,603)	(9,714)	(9,714)	(9,714)

Net income	$21,823	$21,823	$21,823	$70,059	$70,059	$70,059

Assets (in thousands):	March 31, 2003	December 31, 2002
Total assets for reportable segments(1)	$10,073,107	$10,020,551
Corporate and other assets	297,475	296,050

Total consolidated assets	$10,370,582	$10,316,601

(1)
Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 9—Dilutive Securities

        As previously reported, there are 5,000 Class IV High Performance Partnership Units of the Aimco Operating Partnership (the "Class IV Units") and 4,398 Class V High Performance Partnership Units of the Aimco Operating Partnership (the "Class V Units") outstanding. At March 31, 2003, the Company did not meet the required measurement benchmarks for the 5,000 Class IV Units and the 4,398 Class V Units. Therefore, the Company has not recorded any value to the Class IV Units or Class V Units in the consolidated financial statements as of March 31, 2003, and such High Performance Units have had no dilutive effect. The valuation period for the Class IV Units ends December 31, 2003. The valuation period of the Class V Units began on January 1, 2002 and will end on December 31, 2004.

        Aimco has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total number of shares of Common Stock that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of March 31, 2003:

Type of Security	As of March 31, 2003
Common Stock	93,815,375
Common OP Units and equivalents	11,998,364
Vested options and warrants	5,980,612
Convertible preferred stock	7,621,569
Convertible preferred OP Units	3,246,206
Convertible debt securities	305,782

Total	122,967,908

NOTE 10—Discontinued Operations and Assets Held for Sale

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144. SFAS 144 establishes criteria beyond those previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading "discontinued operations." This change has resulted in certain reclassifications of 2002 financial statement amounts.

        The components of income (loss) from operations related to discontinued operations for the three months ended March 31, 2003 and 2002 are shown below. Included in the three months ended March 31, 2003 are the results of operations through the date of each respective sale for sold properties and a full period of operations for those properties classified as held for sale within 2003 (19 properties with 5,228 units). Included in the three months ended March 31, 2002 are the results of operations through the date of each respective sale for sold properties and a full period of operations for those properties classified as held for sale within 2002 (42 properties with 8,547 units) and a full period of operations for those properties sold or classified as held for sale within 2003 (19 properties with 5,228 units) (dollars in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$5,500	$21,855
Property operating expense	(3,227)	(9,304)

Income from property operations	2,273	12,551

Depreciation of rental property	(1,560)	(3,833)
Interest expense	(1,320)	(4,988)
Interest and other income	—	24
Minority interest in consolidated real estate partnerships	198	(433)

Income (loss) from operations	(409)	3,321
Gain (loss) on dispositions of real estate, net of minority interest	(2,195)	7,918
Distributions to minority partners in excess of income	225	—
Income tax arising from disposals	(1,328)	(768)

Income (loss) from discontinued operations	$(3,707)	$10,471

        Loss on dispositions of real estate for the three months ended March 31, 2003 included approximately $5.3 million of impairments, or initial write-downs, on properties that were first classified as assets held for sale in the first quarter of 2003, offset by net gains of approximately $3.1 million on properties sold in the first quarter of 2003.

        The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). The Company expects that all properties classified as held for sale will sell within one year from the date classified as held for sale. As of March 31, 2003, the Company classified as assets held for sale ten properties with an aggregate of 2,785 units and a net book value of $69.6 million. Impairments on these assets, if any, were included in the loss on dispositions of real estate discussed above. Other properties, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144. The $93.3 million of assets held for sale at December 31, 2002, represented 13 properties with 3,822 units that were classified as assets held for sale during 2002 and 2003.

NOTE 11—Acquisitions and Mergers

        On March 11, 2002, the Company completed the Casden Merger and accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The allocation of the aggregate $1.1 billion purchase price of Casden has been finalized (including the Company's transaction costs of $15.0 million) and was recorded as follows (in thousands):

Real estate	$1,175,941
Cash and cash equivalents	7,354
Restricted cash	52,727
Investment in unconsolidated real estate partnerships	40,546
Accounts receivable	6,732
Other assets	13,755
Secured tax-exempt bond financing	219,102
Secured notes payable	465,306
Short-term debt	243,242
Accounts payable and accrued liabilities	158,704
Security deposits deferred income	4,328
Minority interest in Aimco Operating Partnership	41,491
Stockholders' equity	164,882

        Adjustments were made to the preliminary allocation of the purchase price related to certain contingent liabilities and final evaluations of fair value.

        On August 29, 2002, the Company completed the acquisition of certain New England area properties (the "New England Properties Acquisition"). The total cost of the acquisition included a purchase price of $500 million for the properties, $2.5 million in transaction costs and $34.2 million of initial capital expenditures. The current allocation of the purchase price of the New England Properties Acquisition is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

NOTE 12—Income Taxes

        In an effort to streamline business processes and operational efficiencies of its property management and services businesses, the Company is in the process of contributing all of the capital stock of NHP Management Company to AIMCO/Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries of the Company). In connection with this transaction, the Company reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits in the first quarter of 2003, reducing management and other expenses. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interests, in 2003 over 2002, and resulted in an increase in basic and diluted earnings per share of $0.08 for the three months ended March 31, 2003.

NOTE 13—Recent Accounting Developments

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

NOTE 14—Subsequent Events

Approval of Class VI High Performance Partnership Units

        On April 25, 2003, Aimco shareholders approved the sale by the Aimco Operating Partnership of up to 5,000 of its Class VI High Performance Partnership Units (the "Class VI Units") to a limited liability company owned by a limited number of Aimco employees for an aggregate offering price of up to $985,000. The Class VI Units have identical characteristics to the Class V Units sold in 2002, except for a different three-year measurement period. The valuation period of the Class VI Units began on January 1, 2003, and will end on December 31, 2005.

Sale of Class S Cumulative Redeemable Preferred Stock

        On April 30, 2003, Aimco sold $100 million of newly issued Class S Cumulative Redeemable Preferred Stock (the "Class S Preferred Stock") through a private placement to an institutional investor. The initial dividend rate on the Class S Preferred Stock is based on three month LIBOR plus 2.75%, and the Class S Preferred Stock is open to redemption at any time. The Company intends to use the proceeds from sale of the Class S Preferred Stock to redeem other preferred securities. Prior to the redemption date for those other preferred securities, the proceeds from the sale of the Class S Preferred Stock will be used to pay down borrowings on the Company's credit facility.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, "we," "our," "us" and the "Company" refer to Aimco, the Aimco Operating Partnership and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

        We are a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers around the United States, holding a geographically diversified portfolio of apartment properties (individually a "property" and collectively the "properties"). Our properties are located in 47 states, the District of Columbia and Puerto Rico.

        As of March 31, 2003, we:

  •
  owned a controlling equity interest in 186,791 units in 727 properties (which we refer to as"consolidated");

  •
  owned a non-controlling equity interest in 74,444 units in 513 properties (which we refer to as "unconsolidated"), of which 65,565 units were also managed by us; and

  •
  provided services or managed, for third party owners, 51,292 units in 516 properties, primarily pursuant to long term agreements (including 40,112 units in 418 properties that are asset managed only, and not property managed).

        In the three months ended March 31, 2003, we:

  •
  purchased $6.4 million of limited partnership interests;

  •
  sold eleven conventional properties for gross proceeds of $105.2 million that, after repayment of existing debt and payment of transaction costs totaling $63.1 million, resulted in net proceeds of $42.1 million, of which our share was $35.1 million;

  •
  sold six affordable properties for gross proceeds of $21.7 million that, after repayment of existing debt and payment of transaction costs totaling $4.3 million, resulted in net proceeds of $17.4 million, of which our share was $3.0 million;

  •
  closed eleven mortgage loans, generating gross proceeds of $61.6 million that, after repayment of existing debt and payment of transaction costs totaling $40.2 million, resulted in $21.4 million of net proceeds, of which our share was $13.6 million; and

  •
  were added to the S&P 500.

        See further discussion on certain of the items above under the headings "Results of Operations" and "Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"), which requires us to make estimates and assumptions. We believe that the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

  •
  changes in market rental rates.

        Any adverse changes in these factors could cause an impairment in our assets, including real estate, goodwill and investments in unconsolidated real estate partnerships.

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

        We continue to assess the collectibility or impairment of each note on a periodic basis. Under the cost recovery method, we carry the discounted notes at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), we have determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, we are recognizing accretion income, on a prospective basis over the estimated remaining life of the loans, as the difference between the carrying value of the discounted notes and the estimated collectible value.

Allowance for Losses on Notes Receivable

        In estimating the collectibility of notes receivable, management's judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each borrower. Allowances are based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management's evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the three months ended March 31, 2003 and 2002, we identified and recorded $0.7 million and no losses on notes receivable, respectively. We will continue to monitor and assess these notes and changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, Capital Enhancement and Capital Replacement activities. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in volume, timing and costs of such activities may have a significant effect on our financial results if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during the three months ended March 31, 2003, if capital activities had decreased during the period by 10%, we could have had additional operating expenses of between $0.6 million and $1.6 million. Additionally, if capital activities had increased during the period by 10%, we could have had lower operating expenses of between $0.6 million and $1.6 million. See further discussion under the heading "Capital Expenditures."

Results of Operations

  Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Net Income

        We recognized net income of $21.8 million and net loss attributable to common stockholders of $0.3 million for the three months ended March 31, 2003, compared with net income of $70.1 million and net income attributable to common stockholders of $44.6 million for the three months ended March 31, 2002. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The components within our total consolidated property operations are as follows:

  Consolidated same store properties—consist of all conventional properties owned, stabilized and consolidated for at least one year as of the beginning of the most recent quarter and for the relevant comparable period.

  Acquisition properties—consist of all consolidated properties owned less than one year as of the beginning of the most recent quarter. For purposes of this discussion, acquisition properties are principally comprised of those properties acquired in the March 2002 acquisition of Casden

  Properties Inc. and certain related transactions (collectively, the "Casden Merger") and the properties acquired in the August 2002 acquisition of certain New England area properties (the "New England Properties Acquisition").

  Newly consolidated properties—consist of all properties consolidated for less than one year as of the beginning of the most recent quarter. We consolidate real estate partnerships once we have a controlling interest. For purposes of this discussion, newly consolidated properties include seven properties that were first consolidated in the first quarter of 2003 and 83 properties that were first consolidated in the second, third and fourth quarters of 2002.

  Affordable properties—consist of all affordable properties owned, stabilized and consolidated for at least one year as of the beginning of the most recent quarter.

  Redevelopment properties—consist of all consolidated properties where a substantial number of available units have been vacated for major renovations and have not been stabilized for at least one year as of the beginning of the most recent quarter and for the relevant comparable period.

  Other properties—consist of all consolidated properties that are not multifamily properties (such as commercial properties, college housing, etc.).

  Partnership expenses—consist of expenses incurred at the partnership level either directly or indirectly (such as partnership audit, tax and trustee expenses).

        Consolidated rental and other property revenues from our consolidated properties totaled $378.8 million for the three months ended March 31, 2003, compared with $314.5 million for the three months ended March 31, 2002, an increase of $64.3 million, or 20.4%. The following table shows the components of consolidated rental and other property revenues for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Change 2003 vs 2002
Consolidated same store properties	$273.2	$290.3	$(17.1)
Acquisition properties	54.7	8.5	46.2
Newly consolidated properties	35.6	—	35.6
Affordable properties	4.9	5.7	(0.8)
Redevelopment properties	9.6	7.2	2.4
Other properties	0.8	2.8	(2.0)

Total	$378.8	$314.5	$64.3

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $46.2 million of the increase related to operations of the acquisition properties;

  •
  $35.6 million of the increase related to operations of the newly consolidated properties; and

  •
  $17.1 million of an offsetting decrease related to a 6% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $168.0 million for the three months ended March 31, 2003, compared with $116.1 million for the three months ended March 31, 2002, an increase of $51.9 million or 44.7%. The following table shows the components of consolidated property operating expenses for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Change 2003 vs 2002
Consolidated same store properties	$115.0	$101.8	$13.2
Acquisition properties	20.8	2.6	18.2
Newly consolidated properties	18.3	—	18.3
Affordable properties	1.8	2.9	(1.1)
Redevelopment properties	4.5	3.3	1.2
Partnership expenses	6.0	3.1	2.9
Other properties	1.6	2.4	(0.8)

Total	$168.0	$116.1	$51.9

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $18.3 million of the increase related to operations of the newly consolidated properties;

  •
  $18.2 million of the increase related to operations of the acquisition properties; and

  •
  $13.2 million of the increase related to a 13% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $4.7 million for the three months ended March 31, 2003, compared to $3.3 million for the three months ended March 31, 2002, an increase of $1.4 million or 42.4%. This increase in income from the consolidated investment management business was principally a result of the following:

  •
  $8.0 million of the increase related to the reversal of an income tax valuation reserve related to our future use of net operating losses, which resulted from an effort to streamline business processes and operational efficiencies of our property management and services businesses (for further information see Note 12 to our consolidated financial statements);

  •
  $1.3 million of the increase related to a net increase in fees including: $3.3 million increase in activity based fees related to syndication, acquisition and deferred asset management fees from closed transactions in 2003; offset by a $1.4 million decrease in accounting and reporting fees; and a $0.6 million decrease in fees earned for services provided to third parties due to a planned reduction in third party property management;

  •
  $2.7 million of a decrease related to increased ownership in consolidated real estate partnerships, which requires additional elimination of management fee income and the associated property management expense;

  •
  $2.4 million of a decrease related to reduced fees billed for construction supervisory management services in 2003. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities, which decreased approximately $11 million period over period. In addition, lower costs were incurred and therefore lower billings occurred as a result of the ongoing management initiative to contain costs;

  •
  $1.5 million of a decrease related to an increase in insurance premium costs in the property hazard program; and

  •
  $0.9 million of a decrease related to a lease abandonment charge incurred in March 2003 in connection with relocating our corporate headquarters.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $5.4 million for the three months ended March 31, 2003 increased $2.3 million compared to the $3.1 million of such expenses for the three months ended March 31, 2002. This increase was principally a result of the following:

  •
  $0.9 million of the increase related to increased amortization of stock compensation, including $0.2 million that was related to our adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), (for further information see Note 6 to our consolidated financial statements);

  •
  $0.7 million of the increase related to increased employee compensation and benefits primarily related to an increase in personnel at the corporate level, as well as, increases resulting from promotions;

  •
  $0.3 million of the increase related to travel expenses resulting from a Company-wide program of intensive site inspections for our 400 largest properties; and

  •
  $0.2 million of the increase related to increased professional fees, primarily related to legal and accounting as a result of increasing compliance costs.

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $0.7 million for the three months ended March 31, 2003, compared to no such provision for losses for the three months ended March 31, 2002. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property increased $18.2 million to $85.3 million for the three months ended March 31, 2003, compared to $67.1 million for the three months ended March 31, 2002. This increase was principally a result of the following:

  •
  $11.8 million of the increase related to depreciation of the acquisition properties; and

  •
  $8.0 million of the increase related to depreciation of the newly consolidated properties.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $94.4 million for the three months ended March 31, 2003, compared with $78.8 million for the three months ended March 31, 2002, an increase of $15.6 million, or 19.8%. The increase was principally a result of the following:

  •
  $12.3 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties; and

  •
  $3.2 million of the increase related to interest on the debt of the newly consolidated properties.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $12.2 million, or 65.2%, to $6.5 million for the three months ended March 31, 2003, compared with $18.7 million for the three months ended March 31, 2002. This decrease was principally a result of the following:

  •
  $5.7 million of the decrease related to a decrease in recognized gain on certain tax-exempt bonds that were held in 2001 and sold in the second quarter of 2002;

  •
  $3.3 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and

  •
  $3.3 million of the decrease related to a decrease in accretion income from $4.4 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $1.7 million for the three months ended March 31, 2003, compared to earnings of $3.5 million for the three months ended March 31, 2002, a decrease of $5.2 million. This decrease was principally the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental revenues and expenses, as well as lower property operations, resulting in decreased earnings.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $1.1 million for the three months ended March 31, 2003, compared to $3.2 million for the three months ended March 31, 2002, a decrease of $2.1 million. This decrease was principally a result of lower property operations and an overall reduction in property net income, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $5.5 million for the three months ended March 31, 2003, compared to recoveries of $1.6 million for the three months ended March 31, 2002, an increase of $7.1 million. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This increase was principally a result of a higher level of distributions being made by the consolidated real estate partnerships as a result of increased refinancing activity, as well as timing of operating distributions.

Gain (Loss) on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $0.3 million for the three months ended March 31, 2003, compared to a loss of $4.0 million for the three months ended March 31, 2002, a change of $4.3 million. Gains (losses) on properties sold were determined on a property by property basis and are not entirely comparable year over year due to individual property differences. The sales in both periods are of properties that are considered by management to be inconsistent with our long-term investment strategy.

Discontinued Operations

        Loss from discontinued operations was $3.7 million for the three months ended March 31, 2003, compared to income of $10.5 million for the three months ended March 31, 2002, a change of $14.2 million. As a result of the adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), effective January 1, 2002, we now report assets classified as held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. For the three months ended March 31, 2003, discontinued operations included the operations of the properties sold and classified as held for sale in the first quarter of 2003 (19 properties with 5,228 units). For the three months ended March 31, 2002, discontinued operations included the operations of the properties sold and classified as held for sale in the first quarter of 2003 (19 properties with 5,228 units) and in all of 2002 (42 properties with 8,547 units), as well as, the associated gain (loss) on the disposition of the properties sold in the first quarter of 2002. The change in discontinued operations was primarily related to a net loss on disposals of $2.2 million (which included $5.3 million of impairment losses on assets classified as held for sale in 2003, offset by net gains of $3.1 million on properties sold) for the three months ended March 31, 2003 compared to a net gain on disposals of $7.9 million for the three months ended March 31, 2002, a change of $10.1 million. Gains (losses) on properties sold were determined on a property by property basis and are not entirely comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by management to be inconsistent with our long-term investment strategy. See Note 10 in the consolidated financial statements for more details on discontinued operations.

Conventional Same Store Property Operating Results

        We define "same store" properties as conventional properties in which our ownership interest exceeds 10% and operations are stabilized for over one year in the comparable periods of 2003 and 2002. To ensure proper comparability, all periods shown are based on current period ownership. The following table summarizes the unaudited conventional rental property operations on a "same store" basis and reconciles them to "consolidated same store" operations, a component of consolidated rental property operations described in the above comparative discussions (dollars in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Our share of same store	$273,880	$291,233
Minority partners' share of same store	39,135	31,948
Our share of unconsolidated same store	(12,070)	(32,841)
Newly consolidated properties	(27,717)	—

Consolidated same store component of rental and other property revenues	$273,228	$290,340

Expenses:
Our share of same store	$113,834	$101,372
Minority partners' share of same store	18,976	12,789
Our share of unconsolidated same store	(5,350)	(12,387)
Newly consolidated properties	(12,500)	—

Consolidated same store component of property operating expenses	$114,960	$101,774

Net Operating Income:
Our share of same store	$160,046	$189,861
Minority partners' share of same store	20,159	19,159
Our share of unconsolidated same store	(6,720)	(20,454)
Newly consolidated properties	(15,217)	—

Consolidated same store component of income from property operations	$158,268	$188,566

Same Store Statistics
Properties	618	618
Apartment units	170,693	170,693
Average physical occupancy	90.3%	92.6%
Average rent collected/unit/month	$682	$701

        Same store net operating income decreased $29.8 million, or 15.7%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Revenues decreased $17.4 million, or 6.0%, primarily due to lower average rent (down $19 per unit), lower occupancy (down 2.3%), and increased bad debt. Expenses increased by $12.5 million, or 12.3%, primarily due to: an increase of $4.7 million in contract services and repairs and maintenance primarily driven by seasonal factors such as snow removal, due to more severe winter conditions in 2003 than in 2002; $2.3 million in utilities due to the increase in both the usage and cost of natural gas; $2.9 million in turnover, marketing and administrative costs in 2003 related to focused efforts on making units ready for the anticipated occupancy needs of the first quarter leasing season; and $1.1 million in real estate tax expense due to increased rates and assessment values. Same store expenses for both periods presented above are net of capitalized costs. The same store net operating results above represent

87.6% and 94.0% of total Free Cash Flow for the three months ended March 31, 2003 and 2002, respectively.

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, disposals from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles, plus distributions to minority partners in excess of income and less dividends on preferred stock. We calculate FFO (diluted) by adding back the interest expense and preferred dividends relating to convertible securities, the conversion of which is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the three months ended March 31, 2003 and 2002, our FFO on a fully diluted basis was as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Net Income	$21,823	$70,059
Adjustments:
Real estate depreciation, net of minority interest	77,302	59,186
Real estate depreciation related to unconsolidated entities	6,503	7,966
(Gain) loss on dispositions of real estate	(317)	3,962
Distributions to minority partners in excess of income	5,471	(1,586)
Amortization of intangibles	837	1,124
Discontinued operations:
Real estate depreciation, net of minority interest	1,398	3,539
Loss (gain) on disposals, net of minority interest	2,195	(7,918)
Distributions to minority partners in excess of income	(225)	—
Income tax arising from disposals	1,328	768
Other items:
Preferred stock dividends and distributions	(17,647)	(11,836)
Interest expense on mandatorily redeemable convertible preferred securities	247	260
Minority interest in Aimco Operating Partnership	2,603	9,714

Diluted Funds From Operations (FFO) available to common shares and equivalents	$101,518	$135,238

Weighted average number of common shares and equivalents:
Common shares and equivalents	92,692	76,240
Preferred stock, preferred OP Units, and other securities convertible into common shares	7,573	16,158
Common OP Units and equivalents	12,023	12,011

Total	112,288	104,409

Liquidity and Capital Resources

        Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties, as well as cash flow from operations generated by our investment management business.

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to limited partners, and acquisitions of, and investments in, properties. We consider our cash provided by operating activities to be adequate to meet short-term liquidity needs. In the event that there continues to be an economic downturn or the national economy continues to deteriorate and the cash provided by operating activities is no longer adequate, we have additional means, such as short-term borrowing availability, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At March 31, 2003, we had $106.9 million in cash and cash equivalents, an increase of $7.4 million from December 31, 2002. At March 31, 2003, we had $212.5 million of restricted cash, primarily consisting of reserves and impounds held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the three months ended March 31, 2003, our net cash provided by operating activities of $116.7 million was primarily due to operating income from our consolidated properties.

Investing Activities

        For the three months ended March 31, 2003, our net cash provided by investing activities of $25.3 million related to investments in our existing real estate assets through capital expenditures and redevelopment (see further discussion on capital expenditures under the heading "Capital Expenditures"), offset by proceeds received from the sales of properties.

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the three months ended March 31, 2003, we sold nine consolidated properties for $79.8 million in proceeds. Additionally, we sold nine unconsolidated properties for net proceeds of $0.8 million, which were included in our distributions received from investments in unconsolidated real estate partnerships.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). Proceeds from 2003 dispositions are expected to be at levels above that of 2002, and are planned to be used to reduce debt and fund capital and other operating needs.

Financing Activities

        For the three months ended March 31, 2003, net cash used in financing activities of $134.6 million related primarily to payments on our secured notes payable and payment of our dividends, offset by borrowings on our credit facility and proceeds from mortgage refinancing.

        During the three months ended March 31, 2003, we refinanced or closed mortgage loans on five consolidated properties generating $24.1 million of proceeds from borrowings. With the proceeds from these loans we made repayments on the existing debt and paid transaction costs totaling $19.4 million. The remaining net proceeds of $4.7 million were used to repay existing short-term debt and for other corporate purposes. Each loan is non-recourse and is individually secured by one of five properties with no cross-collateralization. Further details on these mortgage loans are shown in the table below:

Mortgage Type	Loan Amount (in millions)	Term	Rate
Conventional Fixed Rate	$11.3	Up to 10 yr, 30 yr amortization	4.27%
Conventional Variable Rate	4.7	3 yr revolving facility	3.29
Affordable Fixed Rate	8.1	30 yr, fully amortizing	2.70

Proceeds from borrowings	$24.1		3.55%

        In addition to the above, we closed mortgage loans on six unconsolidated properties for net proceeds of $7.3 million, which were included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities, and were used to repay existing short-term debt and for other corporate purposes.

        The dividend declared for May 2003 of $0.82 per share represents a distribution of 126% of AFFO (before deducting Capital Enhancements) and 91% of FFO for the quarter ended March 31, 2003. For the latest 12-month period ending in March 31, 2003, the dividends paid or declared of $3.28 per share represents a distribution of 77% of FFO and 97% of AFFO (before deducting Capital Enhancements) for that period. It is the present policy of our Board of Directors to review the dividend each quarter and consider increasing the dividend annually in an amount equal to one-half of the projected increase in AFFO subject to minimum distribution requirements to maintain our REIT status. Our Board of Directors considers the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to our dividend policy. We continue to monitor the dividend as a percentage of AFFO (before deducting Capital Enhancements). If the payout were, or were expected, to exceed 100% for a sustained period, our Board of Directors will consider a change in the dividend to match our operating profitability.

Credit Facility and Term Loan

        On February 14, 2003, we and our lenders amended our revolving credit facility to increase the available commitment, at our option, to $500 million (such commitment in excess of $400 million is not available until it has been syndicated), reduce the minimum fixed charge coverage ratio from 1.60:1 to 1.50:1 through the maturity date and extend the maturity date one year to July 31, 2005. Upon the effective date of the amendment, the margin on LIBOR-based loans and base rate loans was amended to a range between 2.05% to 2.65% and 0.55% to 1.15%, respectively, based on the fixed charge coverage ratio. In addition, we and our lenders amended the term loan with the same reduction in the fixed charge coverage ratio as stated above for the credit facility, through maturity, and to eliminate mandatory prepayments for the remainder of the term using proceeds from the issuance of equity securities, property sales or refinancing proceeds (except as such proceeds arise from transactions involving the properties acquired in the Casden Merger). As of May 5, 2003, the outstanding balance was $222.0 million, with $178.0 million available, before letters of credit of $12.0 million. The weighted average interest rate at March 31, 2003 was 3.68% and the outstanding balance was $367.0 million. The amount available under the credit facility at March 31, 2003 was $33.0 million, before letters of credit of $12.0 million, until the additional commitment of $100 million is syndicated.

        The financial covenants contained in the amended and restated revolving credit facility and the Casden Loan require us to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. In addition, the amended and restated revolving credit facility and the Casden Loan limit us from distributing more than 80% of our Funds From Operations over any 12-month period (or such amounts as may be necessary for us to maintain our status as a REIT). As of March 31, 2003, we were in compliance with all financial covenant requirements.

Future Capital Needs

        We expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales, short-term borrowings and operating cash flows. As of March 31, 2003, we had seven properties with 3,327 units under redevelopment requiring an estimated total investment (new redevelopment spending) of $374 million, of which approximately $43 million remains to be spent. Our share of the estimated total spending is $289 million, of which approximately $28 million remains to be spent.

        During the remainder of 2003, we have:

  •
  $175.2 million of scheduled maturities of property debt that we expect to refinance;

  •
  $85.7 million of scheduled principal amortization payments on property debt that we expect to pay with operating cash flows and proceeds from property sales; and

  •
  $471.4 million of short-term debt ($367.0 million on the credit facility and $104.4 million on the term loan) that, although not required to be repaid, are expected to be repaid in part with operating cash flows and proceeds from property sales.

Capital Expenditures

        For the three months ended March 31, 2003, we spent a total of $26.1 million and $0.7 million (represents our share of spending) on Capital Replacements (expenditures required to maintain the related asset) and on Capital Enhancements (expenditures that add a new feature or revenue source at a property), respectively.

        Capital Replacements spending continued to increase over prior periods for two primary reasons: a general increase in spending to maintain our assets; and an increase in capitalized costs (both direct and indirect). In addition to Capital Replacements, we monitor Capital Enhancements, which we distinguish from Capital Replacements. Capital Enhancements are costs incurred to add additional rental square footage, a new building or a new revenue producing feature. For example, replacement of existing kitchen appliances is a Capital Replacement, however, if the same replacements are done in connection with an extensive remodeling project then they are characterized as a Capital Enhancement. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across REITs and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, we monitor and report both Capital Replacements and Capital Enhancements and deduct both in our calculation of AFFO.

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 179,000 ownership equivalent units)

for the three months ended March 31, 2003 and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit data).

	Estimated Useful Life in Yrs	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total Cost
Carpets	5	$30	$—	$30	$5,400	$9	$5,409
Flooring	5	7	—	7	1,197	—	1,197
Appliances	5	9	—	9	1,523	22	1,545
Blinds/shades	5	1	—	1	219	1	220
Furnace/air	5	7	—	7	1,308	2	1,310
Hot water heaters	5	3	—	3	480	—	480
Kitchen/bath	5	2	—	2	329	1	330
Exterior painting	5	6	—	6	1,105	7	1,112
Landscaping	5	5	—	5	857	15	872
Pool/exercise facilities	5	3	—	3	555	24	579
Computers, miscellaneous	5	9	—	9	1,608	31	1,639
Roofs	15	4	—	4	777	—	777
Parking lot	15	3	—	3	495	2	497
Building (electrical, elevator, plumbing)	15	21	2	23	3,738	273	4,011
Submetering	15	—	1	1	—	188	188
Capitalized payroll and other indirect costs	5	36	1	37	6,491	88	6,579

Total our share		$146	$4	$150	$26,082	$663	$26,745

Plus minority partners' share of consolidated spending					3,295	13	3,308
Less our share of unconsolidated spending					(2,498)	(13)	(2,511)

Total spending per Consolidated Statement of Cash Flows					$26,879	$663	$27,542

        For the three months ended March 31, 2003, we spent a total of $6.6 million for initial capital expenditures, or ICE, (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year, or a specified time period, of the acquisition, which in this period relates primarily to the properties acquired in the Casden Merger and the New England Properties Acquisition) and $19.0 million for redevelopment (expenditures that substantially upgrade the property). The following table reconciles our share of those expenditures to our Consolidated Statement of Cash Flows for the three months ended March 31, 2003 (in millions):

	Three Months Ended March 31, 2003
	ICE	Redevelopment	Total
Conventional Assets	$2.5	$17.5	$20.0
Affordable Assets	4.1	1.5	5.6

Total our share	6.6	19.0	25.6

Plus minority partners' share of consolidated spending	0.0	6.1	6.1
Less our share of unconsolidated spending	(0.0)	(0.9)	(0.9)

Total ICE and redevelopment spending per Consolidated Statement of Cash Flows	$6.6	$24.2	$30.8

        We funded the above capital expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships range from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate partnerships. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments (amounts in thousands):

	Remainder of 2003	2004	2005	2006 and 2007	2008 and thereafter	Total
Scheduled long-term debt maturities	$260,923	$197,586	$301,600	$927,600	$4,121,688	$5,809,397
Secured credit facilities and term loan	—	104,387	367,000	—	—	471,387
Leases	4,106	5,181	4,130	7,583	—	21,000
Development fee payments(1)	7,500	10,000	10,000	12,500	—	40,000

Total	$272,529	$317,154	$682,730	$947,683	$4,121,688	$6,341,784

(1)
The development fee payments above were established in connection with the Casden Merger and our commitment as it relates to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years up to an aggregate amount of $50.0 million to Casden Development Company, LLC as a retainer on account for redevelopment services.

        Additionally, we have made commitments in connection with the Casden Merger, for which the timing is not yet definite. These commitments are to:

  •
  purchase two properties currently under development upon satisfactory completion and attainment of 60% occupancy as follows:

  •
  Park La Brea

  •
  Phase 2—comprised of a total of 521 units for a minimum consideration of approximately $163 million, expected to close in late 2003 or early 2004;

  •
  Phase 3—comprised of a total of 610 units for a minimum consideration of approximately $199 million, expected to close in late 2004 or early 2005; and

  •
  Westwood—comprised of a total of 350 units for a minimum consideration of approximately $201 million, for which construction has not yet commenced.

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of March 31, 2003, no funds have been drawn on this stand-by facility); and

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of March 31, 2003, we had invested $19.3 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. We will have an option, but not an obligation to purchase, at completion, all multifamily rental projects developed by Casden Properties, LLC.

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

        We had $1,478.9 million of variable rate debt outstanding at March 31, 2003, which represented 23.5% of our total outstanding debt. Of the total variable debt, the major components were floating rate tax-exempt bond financing ($785.3 million), floating rate secured notes ($222.2 million), the term loan ($104.4 million), and the credit facility ($367.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $14.8 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the "BMA Index"). Since 1981, the BMA Index has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues and based on our level of tax-exempt debt, an increase of 1% in tax-exempt debt interest rates would result in our income before minority interests and cash flows being reduced by $11.2 million on an annual basis. At March 31, 2002, we had $4,801.9 million of fixed-rate debt outstanding. As of March 31, 2002, based on our level of variable rate debt of $1,476.0 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $14.8 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates remained consistent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2003 approximate their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured tax-exempt bond debt and variable rate secured long-term debt approximate their carrying values.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 4 to the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Changes in Securities and Use of Proceeds

        From time to time during the quarter, we issued shares of Common Stock in exchange for common OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. During the three months ended March 31, 2003, approximately 75,000 shares of Common Stock were issued in exchange for common OP Units in these transactions.

        All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. Other Information

        On April 30, 2003, we sold $100 million of newly issued Class S Cumulative Redeemable Preferred Stock (the "Class S Preferred Stock") through a private placement to an institutional investor. The initial dividend rate on the Class S Preferred Stock is based on three month LIBOR plus 2.75%, and the Class S Preferred Stock is open to redemption at any time. We intend to use the proceeds from sale of the Class S Preferred Stock to redeem other preferred securities. Prior to the redemption date for those other preferred securities, we will use the proceeds from the sale of the Class S Preferred Stock to pay down borrowings on our credit facility.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits. The following exhibits are filed with this report(1):

EXHIBIT NO.
3.1	Charter
3.2	Bylaws (Exhibit 3.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2002
10.2	Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2002
99.1	Agreement re: disclosure of long-term debt instruments
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

        (b)   Reports on Form 8-K filed during the quarter ended March 31, 2003:

        None.

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
Date: May 7, 2003

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

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
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

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
/s/ Paul J. McAuliffe Paul J. McAuliffe Executive Vice President and Chief Financial Officer