Form 10-Q
period 2003-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2003-08-07
CIK 922864

Use these links to rapidly review the document
APARTMENT INVESTMENT AND MANAGEMENT COMPANY FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

The number of shares of Class A Common Stock outstanding as of July 31, 2003: 94,090,189

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
FORM 10-Q
INDEX

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$1,993,721	$1,967,346
Buildings and improvements	8,630,536	8,506,924

Total real estate	10,624,257	10,474,270
Less accumulated depreciation	(1,783,607)	(1,666,216)

Net real estate	8,840,650	8,808,054

Cash and cash equivalents	105,915	99,553
Restricted cash	198,428	224,884
Accounts receivable	86,167	85,553
Accounts receivable from affiliates	46,743	47,060
Deferred financing costs	82,512	73,168
Notes receivable, primarily from unconsolidated real estate partnerships	174,870	169,238
Investments in unconsolidated real estate partnerships	293,885	367,851
Other assets	290,559	260,717
Assets held for sale	115,059	180,523

Total assets	$10,234,788	$10,316,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured tax-exempt bond financing	$1,199,605	$1,205,554
Secured notes payable	4,516,112	4,532,406
Term loans	354,387	115,011
Credit facility	—	291,000

Total indebtedness	6,070,104	6,143,971

Accounts payable	20,203	12,136
Accrued liabilities and other	402,900	297,575
Deferred income	30,193	15,445
Security deposits	42,900	41,065
Deferred income taxes payable	28,071	36,680
Liabilities related to assets held for sale	97,800	140,701

Total liabilities	6,692,171	6,687,573

Mandatorily redeemable preferred securities	115,169	15,169
Minority interest in consolidated real estate partnerships	78,010	75,535
Minority interest in Aimco Operating Partnership	356,467	374,937
Stockholders' equity:
Preferred Stock, perpetual	492,675	552,520
Preferred Stock, convertible	392,492	392,492
Class A Common Stock, $.01 par value, 450,962,738 and 454,962,738 shares authorized, 94,043,915 and 93,769,996 shares issued and outstanding, at June 30, 2003 and December 31, 2002, respectively	940	938
Additional paid-in capital	3,058,736	3,050,057
Unvested restricted stock	(12,865)	(7,079)
Notes due on common stock purchases	(45,430)	(48,964)
Distributions in excess of earnings	(893,577)	(776,577)

Total stockholders' equity	2,992,971	3,163,387

Total liabilities and stockholders' equity	$10,234,788	$10,316,601

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$378,408	$334,422	$748,152	$639,659
Property operating expense	(165,416)	(134,507)	(332,815)	(249,757)

Income from property operations	212,992	199,915	415,337	389,902

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	16,129	23,885	32,647	44,715
Management and other expenses	(10,497)	(15,685)	(18,233)	(29,662)
Amortization of intangibles	(2,603)	(916)	(3,440)	(2,040)

Income from investment management business	3,029	7,284	10,974	13,013

General and administrative expenses	(6,455)	(4,921)	(11,900)	(8,017)
Other expenses	—	(5,000)	—	(5,000)
Provision for losses on notes receivable	(791)	(3,156)	(1,488)	(3,156)
Depreciation of rental property	(84,729)	(64,641)	(168,209)	(129,682)
Interest expense	(92,829)	(81,008)	(183,796)	(157,232)
Interest and other income	5,893	22,628	11,464	41,347
Equity in earnings (losses) of unconsolidated real estate partnerships	(2,857)	(870)	(4,539)	2,611
Minority interest in consolidated real estate partnerships	(1,680)	(603)	(2,813)	(3,789)

Income from operations	32,573	69,628	65,030	139,997
Gain on dispositions of real estate	959	12,484	1,276	8,522
Distributions to minority partners in excess of income	(4,171)	(12,558)	(9,642)	(10,972)

Income before minority interest in Aimco Operating Partnership and discontinued operations	29,361	69,554	56,664	137,547
Minority interest in Aimco Operating Partnership, preferred	(2,604)	(2,712)	(5,225)	(5,428)
Minority interest in Aimco Operating Partnership, common	(4,572)	(4,239)	(4,554)	(11,237)

Income from continuing operations	22,185	62,603	46,885	120,882
Discontinued operations:
Income (loss) from discontinued operations	37,045	(16,570)	34,168	(4,790)

Net income	59,230	46,033	81,053	116,092
Net income attributable to preferred stockholders	22,806	23,895	44,947	49,374

Net income attributable to common stockholders	$36,424	$22,138	$36,106	$66,718

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$(0.01)	$0.46	$0.02	$0.90

Net income attributable to common stockholders	$0.39	$0.26	$0.39	$0.84

Earnings (loss) per common share—diluted:

Income (loss) from continuing operations (net of preferred dividends)	$(0.01)	$0.45	$0.02	$0.88

Net income attributable to common stockholders	$0.39	$0.26	$0.39	$0.82

Dividends paid per common share	$0.82	$0.82	$1.64	$1.64

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,053	$116,092

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	171,649	131,722
Distributions to minority partners in excess of income	9,642	10,972
Gain on dispositions of real estate	(1,276)	(8,522)
(Income) loss from discontinued operations	(34,168)	4,790
Minority interest in Aimco Operating Partnership	9,779	16,665
Minority interest in consolidated real estate partnerships	2,813	3,789
Equity in (earnings) losses of unconsolidated real estate partnerships	4,539	(2,611)
Changes in operating assets and liabilities:
Deferred income taxes	(9,209)	359
Other	36,819	(6,364)

Total adjustments	190,588	150,800

Net cash provided by operating activities	271,641	266,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(5,000)	(21,686)
Initial capital expenditures	(13,706)	(13,649)
Capital enhancements	(2,524)	(4,545)
Capital replacements	(48,483)	(35,514)
Redevelopment additions to real estate	(51,600)	(84,910)
Proceeds from dispositions of real estate	243,916	175,692
Disposition capital expenditures	(6,041)	—
Proceeds from sale of investments and other assets	3,281	22,747
Cash from newly consolidated properties	4,442	166
Purchase of general and limited partnership interests and other assets	(28,023)	(37,421)
Originations of notes receivable from unconsolidated real estate partnerships	(20,631)	(59,610)
Proceeds from repayment of notes receivable	18,880	25,013
Cash paid in connection with merger/acquisition related costs	(11,341)	(231,803)
Distributions received from investments in unconsolidated real estate partnerships	46,422	12,058

Net cash provided by (used in) investing activities	129,592	(253,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	266,999	136,975
Principal repayments on secured notes payable	(377,379)	(199,324)
Proceeds from tax-exempt bond financing	—	130,719
Principal repayments on tax-exempt bond financing	(12,689)	(236,554)
Net paydowns on term loans and revolving credit facility	(51,624)	(63,500)
Payment of loan costs	(12,286)	(1,914)
Proceeds from issuance of mandatorily redeemable preferred securities	97,250	—
Proceeds from issuance of Class A Common and preferred stock, exercise of options/warrants	256	425,500
Principal repayments received on notes due on Class A Common Stock purchases	3,846	3,026
Redemption of preferred stock	(59,845)	—
Redemption of OP Units	(1,086)	—
Proceeds from issuance of High Performance Units	1,748	808
Payment of Class A Common Stock dividends	(152,425)	(128,300)
Payment of distributions to minority interest	(52,006)	(50,849)
Payment of preferred stock dividends	(45,630)	(49,278)

Net cash used in financing activities	(394,871)	(32,691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,362	(19,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,553	80,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,915	$60,739

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

NOTE 1—Organization

        Apartment Investment and Management Company ("Aimco"), a Maryland corporation incorporated on January 10, 1994, owns a majority of the ownership interests in AIMCO Properties, L.P. (the "Aimco Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. Aimco held approximately an 89% interest in the common partnership units and equivalents of the Aimco Operating Partnership as of June 30, 2003. AIMCO-GP, Inc. is the sole general partner of the Aimco Operating Partnership. Except where the context otherwise requires, "Company" refers to Aimco, the Aimco Operating Partnership and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships.

        As of June 30, 2003, the Company:

  •
  owned a controlling equity interest in 182,566 units in 713 properties (individually a "property" and collectively the "properties") (which the Company refers to as "consolidated");

  •
  owned a non-controlling equity interest in 69,961 units in 477 properties (which the Company refers to as "unconsolidated"), of which 61,494 units were also managed by the Company; and

  •
  provided services or managed, for third party owners, 53,576 units in 537 properties, primarily pursuant to long-term agreements (including 41,625 units in 433 properties that are asset managed only, and not property managed).

        At June 30, 2003, 94,043,915 shares of Aimco's Class A Common Stock ("Common Stock") were outstanding. Interests in the Aimco Operating Partnership that are held by limited partners other than the Company are referred to as "OP Units." Holders of common OP Units may redeem such units for cash or, at the Company's option, Common Stock. At June 30, 2003, the Aimco Operating Partnership had 11,976,165 common OP Units and equivalents outstanding. At June 30, 2003, a combined total of 106,020,080 shares of Common Stock and common OP Units and equivalents were outstanding.

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the statements and notes thereto included in Aimco's Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 financial statement amounts have been reclassified to conform to the 2003 presentation, including certain intercompany eliminations and the treatment of discontinued operations.

        The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, majority owned corporate subsidiaries and consolidated real estate partnerships. As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership, however, pursuant to the revolving credit facility and term loans, Aimco has pledged as collateral, equity interests in certain consolidated real estate partnerships.

        Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the Company's consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners' excess of distributions over net income, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. For the three and six months ended June 30, 2003, such charges were $4.2 million and $9.6 million, respectively, compared to charges of $12.6 million and $11.0 million for the three and six months ended June 30, 2002, respectively. Losses are allocated to minority partners until such time as such losses exceed the minority partners' basis, in which case, the Company recognizes 100% of the losses in operating earnings when the partnership is in a deficit equity position, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $0.5 million and $1.7 million in depreciation related losses were charged to minority interest in consolidated real estate partnerships for the three and six months ended June 30, 2003, respectively, and none and $0.7 million in losses were charged to minority interest in consolidated real estate partnerships for the three and six months ended June 30, 2002, respectively.

NOTE 3—Notes Receivable Primarily From Unconsolidated Real Estate Partnerships

        The following table summarizes the Company's notes receivable primarily from unconsolidated real estate partnerships at June 30, 2003 and 2002 (in thousands):

	Notes Receivable Primarily From Unconsolidated Real Estate Partnerships
	June 30, 2003	June 30, 2002
Par value notes	$91,008	$160,519
Discounted notes	88,985	133,268
Less: allowance for loan losses	(5,123)	(3,156)

Total	$174,870	$290,631

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

        As of June 30, 2003 and 2002, the Company held, primarily through its consolidated corporate subsidiaries, $91.0 million and $160.5 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which the Company believes the collectibility of such amounts is both probable and estimable. As such, interest income from par value notes for the three and six months ended June 30, 2003 totaled $3.2 million and $7.0 million, respectively, and for the three and six months ended June 30, 2002 totaled $8.8 million and $16.9 million, respectively.

        As of June 30, 2003 and 2002, the Company held discounted notes, including accrued interest, with a carrying value of $89.0 million and $133.3 million, respectively. The total face value plus accrued interest of these notes was $163.3 million and $275.6 million at June 30, 2003 and 2002, respectively.

        The discounted notes are accounted for under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company is recognizing accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the three and six months ended June 30, 2003, the Company recognized accretion income of approximately $1.5 million ($0.01 per basic and diluted share) and $2.5 million ($0.02 per basic share and diluted share), respectively, and for the three and six months ended June 30, 2002, the Company recognized accretion income of approximately $11.1 million ($0.12 per basic share and $0.11 per diluted share) and $15.5 million ($0.17 per basic and diluted share), respectively. The notes receivable generally are realizable through collection of cash or obtaining ownership of the property or of an additional equity interest in the partnership owning the property.

        Included in the above notes receivable balances, as of June 30, 2003 and 2002, are $60.1 million and $65.5 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. The Company earns interest on these notes receivable at various annual interest rates ranging between 5.5% and 12.0% and averaging 8.5%.

        The activity in the allowance for loan losses in total for both par value and discounted notes for the six months ended June 30, 2003, is as follows (in thousands):

Balance at December 31, 2002	$5,413
Provision for losses on notes receivable	1,488
Net reductions due to property sales	(1,778)

Balance at June 30, 2003	$5,123

        The Company will continue to monitor the collectibility or impairment of each note on a periodic basis, and changes in the allowance may occur due to changes in the market environment that affect operating cash flows.

NOTE 4—Commitments and Contingencies

  Commitments

        In connection with the March 2002 acquisition of Casden Properties Inc. ("Casden") which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust ("REIT") affiliated with Casden (collectively, the "Casden Merger") the Company has the following commitments to:

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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of June 30, 2003, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of June 30, 2003, the Company had invested $20.1 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. Aimco will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years (up to an aggregate amount of $50 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on the Company's assets (as of June 30, 2003, $12.5 million has been paid).

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

        Other Legal Matters

        As previously disclosed, Aimco and four of its affiliated partnerships are defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco ("CCSF") alleging violations of residential housing codes, unlawful business practices and unfair competition. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has filed a cross-complaint against CCSF, its Department of Building Inspections and certain of its employees, alleging constitutional violations arising out of its arbitrary and discriminatory application of its codes, and other tortious conduct. The matter is not presently set for trial. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert, will vigorously defend itself against CCSF's claims, and vigorously prosecute its own claims. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") are insurance agents who in 2000 sold to the Company property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified the Company from losses relating to the matters described below. As a result of such defaults, the Company faced the risk of impairment of a $16.7 million insurance-related receivable as well as certain contingent liabilities as more fully described below. The Company has settled its litigation with Lumbermens Mutual Casualty Company ("Lumbermens") and potential claims against an insurance agency with the result that it has received $10 million and reduced its insurance related receivable to $6.7 million. In addition, the Company has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage.

        With respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation against the Company and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. The Company denies liability to Cananwill, believes it has meritorious defenses to assert, and it will vigorously defend itself. In the event of an adverse determination, the Company will seek reimbursement of any loss from all third parties responsible for any such liability. In April 2003, the Company filed suit against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., in the United States District Court for the District of Colorado alleging Cananwill's conversion of $1.6 million of unearned premium belonging to the Company and misapplication of such funds to the alleged debt asserted in the first Cananwill lawsuit. Finally, WestRM—West Risk Markets, Ltd. ("WestRM") has sued XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens to collect on surety bonds issued by the three allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich have made the Company a third party defendant in this action, asserting that if they have any liability to WestRM, then the Company is liable to XL and Greenwich pursuant to an alleged indemnification agreement. On July 11, 2003, Highlands Insurance Company ("Highlands") filed suit in a New Jersey state court against Cananwill, the Company, XL and Greenwich asserting the liability of the Company as a principal on surety bonds issued by Highlands in the event Highlands has any liability to Cananwill on the aforementioned Cananwill claim. The Company believes it has meritorious defenses to assert, will vigorously defend itself against claims brought against it, and will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, in 1998 and 1999, prior to the March 2002 Casden Merger in which the Company acquired National Partnership Investments Corp. ("NAPICO"), investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner commenced an action against NAPICO and certain other defendants. The claims related to activities that pre-dated the Casden Merger and included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships. On April 29, 2003, the court entered judgment against

NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment. On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation. The proposed settlement is subject to final documentation, court approval and approval by the plaintiff class. In connection with the proposed settlement, NAPICO has also reached an agreement in principle, subject to documentation, with the prior shareholders of Casden. The parties are working to finalize definitive documentation to reflect the foregoing agreement in principle. However, there can be no assurance that the parties will do so. If the case is not settled, it is expected to be appealed. The matter is the responsibility of the former shareholders of Casden pursuant to documents related to the Casden Merger. The Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE 5—Mandatorily Redeemable Preferred Securities

        On April 30, 2003, the Company sold 4,000,000 shares ($100 million) of Class S Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Class S Preferred Stock") through a private placement to an institutional investor. The Company used the net proceeds of approximately $97 million to redeem $60 million of Class C Cumulative Preferred Stock (see Note 6) and to pay down borrowings on the Company's revolving credit facility. The initial dividend rate on the Class S Preferred Stock is based on three-month LIBOR plus 2.75%. These dividends are cumulative from the date of original issuance and are payable quarterly. From the first anniversary of the date of original issuance through October 31, 2004, the dividend rate on the Class S Preferred Stock increases to the three-month LIBOR plus 6.0% with additional increases thereafter. Class S Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Common Stock, the holders of Class S Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class S Preferred Stock is redeemable for a maximum amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption, as follows: (i) at the option of the holder, upon the occurrence of certain events or (ii) at the option of the Company, at any time, with a mandatory redemption date of April 30, 2043. Depending on the date fixed for redemption, the Class S Preferred Stock is redeemable at varying per share amounts as follows: (i) on or before July 31, 2003, $24.44; (ii) on or before October 31, 2003, $24.50; (iii) on or before January 31, 2004, $24.63; (iv) on or before April 30, 2004, $24.75; or (v) any time after April 30, 2004, $25.00. The Company intends to redeem the Class S Preferred Stock within one year of its issuance with proceeds from property sales.

        The Company also includes Trust Based Convertible Preferred Securities, which it assumed in connection with the Insignia merger in 1998, in mandatorily redeemable preferred securities. As of June 30, 2003, $15.2 million was outstanding of the $149.5 million that was originally assumed.

NOTE 6—Stockholders' Equity

  Preferred Stock

        On June 30, 2003, using proceeds from the issuance of the Class S Preferred Stock, the Company redeemed for cash all 2,400,000 outstanding shares of its Class C Cumulative Preferred Stock at a redemption price per share of $25.00 plus an amount equal to accumulated and unpaid dividends through June 30, 2003, for a total of $25.475 per share.

  Common Stock

        During the three and six months ended June 30, 2003, approximately 9,000 and 84,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption.

NOTE 7—Stock-Based Compensation

        Effective January 1, 2003, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS 148"), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards.

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income attributable to common stockholders, as reported	$36,424	$22,138	$36,106	$66,718
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	1,217	1,146	2,439	2,280
Stock options	251	—	418	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,217)	(1,146)	(2,439)	(2,280)
Stock options	(1,211)	(1,897)	(2,576)	(3,794)
Add: Minority interest in Aimco Operating Partnership	110	247	248	493

Pro forma net income attributable to common stockholders	$35,574	$20,488	$34,196	$63,417

Basic earnings per common share:
Reported	$0.39	$0.26	$0.39	$0.84
Pro forma	$0.38	$0.24	$0.37	$0.80
Diluted earnings per common share:
Reported	$0.39	$0.26	$0.39	$0.82
Pro forma	$0.38	$0.24	$0.37	$0.78

NOTE 8—Earnings Per Share

        Earnings per share is calculated based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$22,185	$62,603	$46,885	$120,882
Less: Net income attributable to preferred stockholders	(22,806)	(23,895)	(44,947)	(49,374)

Numerator for basic and diluted earnings per share—Income (loss) from continuing operations	$(621)	$38,708	$1,938	$71,508

Net income	$59,230	$46,033	$81,053	$116,092
Less: Net income attributable to preferred stockholders	(22,806)	(23,895)	(44,947)	(49,374)

Numerator for basic and diluted earnings per share—Net income attributable to common stockholders	$36,424	$22,138	$36,106	$66,718

Denominator:
Denominator for basic earnings per share—weighted average number of shares of common stock outstanding	92,747	83,655	92,720	79,250
Effect of dilutive securities:
Dilutive potential common shares	85	1,897	89	1,646

Denominator for diluted earnings per share	92,832	85,552	92,809	80,896

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.01)	$0.46	$0.02	$0.90
Discontinued operations	0.40	(0.20)	0.37	(0.06)

Net income attributable to common stockholders	$0.39	$0.26	$0.39	$0.84

Diluted earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.01)	$0.45	$0.02	$0.88
Discontinued operations	0.40	(0.19)	0.37	(0.06)

Net income attributable to common stockholders	$0.39	$0.26	$0.39	$0.82

        All of the Company's convertible preferred stock is anti-dilutive on an "as converted" basis, therefore, all of the dividends payable on the convertible preferred stock are deducted to arrive at the numerator and no additional shares are included in the denominator. The common share equivalents related to approximately 11.8 million and 10.7 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards for the three and six months ended June 30, 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive. Similarly, the common share equivalents related to approximately 0.03 million and 0.5 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards have been excluded for the three and six months ended June 30, 2002, respectively.

NOTE 9—Business Segments

        The Company has two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). The Company owns and operates properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its properties. However, because each of its properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. The Company considers disclosure of different components of the multifamily housing business to be useful.

        All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. No single resident or related group of residents contributed 10% or more of total revenues during the three and six months ended June 30, 2003 or 2002.

        Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments' performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company's chief operating decision makers use free cash flow, funds from operations and adjusted funds from operations to assess the financial performance of its business. See note (3) below for an explanation of these measures.

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

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the three and six months ended June 30, 2003 and 2002, from these segments, and a reconciliation of free cash flow to funds from operations, adjusted funds from operations, and net income (in thousands, except ownership equivalent units and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended June 30, 2003 and 2002

(in thousands, except unit data)

	2003					2002
	Consolidated	Unconsolidated	Total	%		Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,319 and 9,093 for 2003 and 2002)	$22,476	$1,041	$23,517	12.7%		$22,487	$981	$23,468	11.8%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 8,426 and 4,891 for 2003 and 2002)	18,052	331	18,383	9.9%		8,940	866	9,806	4.9%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,887 and 11,340 for 2003 and 2002)	22,216	474	22,690	12.2%		20,007	878	20,885	10.5%
Average monthly rent $800 to $900 per unit (equivalent units of 10,336 and 14,776 for 2003 and 2002)	15,426	341	15,767	8.5%		24,492	824	25,316	12.8%
Average monthly rent $700 to $800 per unit (equivalent units of 14,160 and 19,724 for 2003 and 2002)	18,484	781	19,265	10.4%		24,600	1,311	25,911	13.1%
Average monthly rent $600 to $700 per unit (equivalent units of 32,044 and 30,839 for 2003 and 2002)	33,379	1,259	34,638	18.6%		31,254	3,972	35,226	17.8%
Average monthly rent $500 to $600 per unit (equivalent units of 37,818 and 32,421 for 2003 and 2002)	31,619	968	32,587	17.5%		25,357	2,779	28,136	14.2%
Average monthly rent less than $500 per unit (equivalent units of 23,041 and 13,932 for 2003 and 2002)	13,193	549	13,742	7.4%		5,859	(274)	5,585	2.8%

Subtotal conventional real estate contribution to Free Cash Flow	174,845	5,744	180,589	97.2%		162,996	11,337	174,333	87.9%
Affordable Apartments (equivalent units of 22,596 and 22,609 for 2003 and 2002)	14,604	4,499	19,103	10.3%		13,148	5,940	19,088	9.6%
College housing (equivalent units of 2,469 and 2,524 for 2003 and 2002)	2,274	60	2,334	1.3%		2,699	59	2,758	1.4%
Other real estate	729	(2)	727	0.4%		933	45	978	0.5%
Minority interest	(21,159)	—	(21,159)	(11.4%	)	(16,666)	—	(16,666)	(8.4%	)

Total real estate contribution to Free Cash Flow	171,293 (1)	10,301	181,594	97.8%		163,110 (1)	17,381	180,491	91.0%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	3,452	—	3,452	1.9%		6,918	—	6,918	3.5%
Third party with terms in excess of one year	147	—	147	0.1%		566	—	566	0.3%
Third party cancelable in 30 days	91	—	91	0.0%		206	—	206	0.1%
Insurance claim losses	—	—	—	(0.0%	)	(3,520)	—	(3,520)	(1.8%	)

Investment management business contribution to Free Cash Flow before activity based fees	3,690	—	3,690	2.0%		4,170	—	4,170	2.1%
Activity based fees	1,942	—	1,942	1.0%		4,030	—	4,030	2.0%
Total investment management business contribution to Free Cash Flow	5,632 (2)	—	5,632	3.0%		8,200 (2)	—	8,200	4.1%
Interest and other income
General partner loan interest	3,220	—	3,220	1.7%		8,820	—	8,820	4.4%
Transactional income	1,486	—	1,486	0.8%		13,185	—	13,185	6.7%
Money market and interest bearing accounts	1,187	—	1,187	0.6%		623	—	623	0.3%

Total interest and other income contribution to Free Cash Flow	5,893	—	5,893	3.1%		22,628	—	22,628	11.4%
General and administrative expenses	(6,455)	—	(6,455)	(3.5%	)	(4,921)	—	(4,921)	(2.5%	)
Other expenses	—	—	—	(0.0%	)	(5,000)	—	(5,000)	(2.5%	)
Provision for losses on notes receivable	(791)	—	(791)	(0.4%	)	(3,156)	—	(3,156)	(1.5%	)

Free Cash Flow (FCF)(3)	$175,572	$10,301	$185,873	100.0%		$180,861	$17,381	$198,242	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended June 30, 2003 and 2002

(in thousands, except per share/unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$175,572	$10,301	$185,873	$180,861	$17,381	$198,242
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(79,645)	(7,666)	(87,311)	(69,940)	(12,005)	(81,945)
Long-term, floating rate (principally tax-exempt)	(5,254)	(459)	(5,713)	(5,173)	(910)	(6,083)
Short-term	(5,446)	(57)	(5,503)	(3,306)	—	(3,306)
Lines of credit and other unsecured debt	(5,972)	—	(5,972)	(7,142)	—	(7,142)
Interest expense on mandatorily redeemable convertible preferred securities	(247)	—	(247)	(257)	—	(257)
Interest capitalized	3,735	(288)	3,447	4,810	746	5,556

Total interest expense before minority interest	(92,829)	(8,470)	(101,299)	(81,008)	(12,169)	(93,177)
Minority interest share of interest expense	10,544	—	10,544	8,542	—	8,542

Total interest expense after minority interest	(82,285)	(8,470)	(90,755)	(72,466)	(12,169)	(84,635)
Distributions on preferred OP Units	(2,604)	—	(2,604)	(2,712)	—	(2,712)
Dividends on preferred stock	(22,806)	—	(22,806)	(23,895)	—	(23,895)

Total dividends/distributions on preferred OP Units and securities	(25,410)	—	(25,410)	(26,607)	—	(26,607)
Capital Replacements/Enhancements	20,540	1,851	22,391	20,139	3,159	23,298
Amortization of intangibles	(2,603)	—	(2,603)	(916)	—	(916)
Gain on dispositions of real estate	959	—	959	12,484	—	12,484
Income (loss) from discontinued operations	37,045	—	37,045	(16,570)	—	(16,570)
Real estate depreciation, net of minority interest	(75,794)	(6,539)	(82,333)	(57,120)	(9,241)	(66,361)
Distributions to minority partners in excess of income	(4,171)	—	(4,171)	(12,558)	—	(12,558)

Net income (loss) attributable to common OP Unitholders and stockholders	43,853	(2,857)	40,996	27,247	(870)	26,377
Gain on dispositions of real estate	(959)	—	(959)	(12,484)	—	(12,484)
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(38,276)	—	(38,276)	18,431	—	18,431
Real estate depreciation, net of minority interest	2,449	—	2,449	5,973	—	5,973
Distributions to minority partners in excess of income	(812)	—	(812)	1,321	—	1,321
Income tax arising from disposals	2,978	—	2,978	(89)	—	(89)
Real estate depreciation, net of minority interest	75,794	6,539	82,333	57,120	9,241	66,361
Distributions to minority partners in excess of income	4,171	—	4,171	12,558	—	12,558
Amortization of intangibles	2,603	—	2,603	916	—	916

Funds From Operations (FFO)(3)	91,801	3,682	95,483	110,993	8,371	119,364
Capital Replacements	(19,063)	(1,827)	(20,890)	(15,875)	(2,481)	(18,356)
Capital Enhancements(4)	(1,477)	(24)	(1,501)	(4,264)	(678)	(4,942)

Adjusted Funds From Operations (AFFO)(3)	$71,261	$1,831	$73,092	$90,854	$5,212	$96,066

	Earnings	Shares/Units	Earnings Per Share/Unit	Earnings	Shares/Units	Earnings Per Share/Unit
Net Income
Basic	40,996	104,744	$0.39	26,377	96,276	$0.27
Diluted	40,996	104,829	$0.39	26,377	98,173	$0.27
FFO
Basic	95,483	104,744		119,364	96,276
Diluted	100,586	110,423		133,085	110,642
AFFO
Basic	73,092	104,744		96,066	96,276
Diluted	76,632	109,078		99,170	101,737

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Six Months Ended June 30, 2003 and 2002

(in thousands, except unit data)

	2003					2002
	Consolidated	Unconsolidated	Total	%		Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,538 and 9,669 for 2003 and 2002)	$45,142	$2,011	$47,153	13.0%		$40,810	$1,730	$42,540	10.8%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,048 and 5,320 for 2003 and 2002)	36,493	645	37,138	10.2%		19,331	1,651	20,982	5.3%
Average monthly rent $900 to $1,000 per unit (equivalent units of 12,647 and 11,209 for 2003 and 2002)	42,019	1,020	43,039	11.9%		40,114	2,106	42,220	10.7%
Average monthly rent $800 to $900 per unit (equivalent units of 9,832 and 14,238 for 2003 and 2002)	28,163	658	28,821	8.0%		43,454	1,757	45,211	11.5%
Average monthly rent $700 to $800 per unit (equivalent units of 14,739 and 21,197 for 2003 and 2002)	36,368	1,464	37,832	10.4%		51,459	3,818	55,277	14.0%
Average monthly rent $600 to $700 per unit (equivalent units of 32,749 and 34,784 for 2003 and 2002)	67,522	2,238	69,760	19.2%		68,415	7,174	75,589	19.2%
Average monthly rent $500 to $600 per unit (equivalent units of 38,256 and 33,979 for 2003 and 2002)	60,299	2,089	62,388	17.2%		51,537	5,914	57,451	14.6%
Average monthly rent less than $500 per unit (equivalent units of 19,137 and 14,596 for 2003 and 2002)	22,488	886	23,374	6.4%		12,645	76	12,721	3.2%

Subtotal conventional real estate contribution to Free Cash Flow	338,494	11,011	349,505	96.3%		327,765	24,226	351,991	89.2%
Affordable Apartments (equivalent units of 22,371 and 26,364 for 2003 and 2002)	26,216	8,612	34,828	9.6%		19,194	12,086	31,280	7.9%
College housing (equivalent units of 2,480 and 2,583 for 2003 and 2002)	4,486	155	4,641	1.3%		5,323	156	5,479	1.4%
Other real estate	1,367	(2)	1,365	0.4%		1,876	69	1,945	0.5%
Minority interest	(40,307)	—	(40,307)	(11.0%	)	(36,547)	—	(36,547)	(9.2%	)

Total real estate contribution to Free Cash Flow	330,256 (1)	19,776	350,032	96.6%		317,611 (1)	36,537	354,148	89.8%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	9,828	—	9,828	2.7%		14,833	—	14,833	3.8%
Third party with terms in excess of one year	378	—	378	0.1%		1,107	—	1,107	0.3%
Third party cancelable in 30 days	176	—	176	0.0%		528	—	528	0.1%
Insurance claim losses	(2,281)	—	(2,281)	(0.6%	)	(5,920)	—	(5,920)	(1.6%	)

Investment management business contribution to Free Cash Flow before activity based fees	8,101	—	8,101	2.2%		10,548	—	10,548	2.6%
Activity based fees	6,313	—	6,313	1.7%		4,505	—	4,505	1.1%

Total investment management business contribution to Free Cash Flow	14,414 (2)	—	14,414	3.9%		15,053 (2)	—	15,053	3.7%
Interest and other income
General partner loan interest	7,034	—	7,034	1.9%		16,904	—	16,904	4.3%
Transactional income	2,539	—	2,539	0.7%		23,280	—	23,280	5.9%
Money market and interest bearing accounts	1,891	—	1,891	0.5%		1,163	—	1,163	0.3%

Total interest and other income contribution to Free Cash Flow	11,464	—	11,464	3.1%		41,347	—	41,347	10.5%
General and administrative expenses	(11,900)	—	(11,900)	(3.3%	)	(8,017)	—	(8,017)	(2.0%	)
Other expenses	—	—	—	(0.0%	)	(5,000)	—	(5,000)	(1.3%	)
Provision for losses on notes receivable	(1,488)	—	(1,488)	(0.3%	)	(3,156)	—	(3,156)	(0.7%	)

Free Cash Flow (FCF)(3)	$342,746	$19,776	$362,522	100.0%		$357,838	$36,537	$394,375	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Six Months Ended June 30, 2003 and 2002

(in thousands, except per share/unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$342,746	$19,776	$362,522	$357,838	$36,537	$394,375
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(159,187)	(14,995)	(174,182)	(134,931)	(22,007)	(156,938)
Long-term, floating rate (principally tax-exempt)	(10,106)	(908)	(11,014)	(10,976)	(1,517)	(12,493)
Short-term	(11,207)	(115)	(11,322)	(6,499)	—	(6,499)
Lines of credit and other unsecured debt	(11,265)	—	(11,265)	(12,236)	—	(12,236)
Interest expense on mandatorily redeemable convertible preferred securities	(494)	—	(494)	(517)	—	(517)
Interest capitalized	8,463	383	8,846	7,927	1,084	9,011

Total interest expense before minority interest	(183,796)	(15,635)	(199,431)	(157,232)	(22,440)	(179,672)
Minority interest share of interest expense	20,531	—	20,531	17,471	—	17,471

Total interest expense after minority interest	(163,265)	(15,635)	(178,900)	(139,761)	(22,440)	(162,201)
Distributions on preferred OP Units	(5,225)	—	(5,225)	(5,428)	—	(5,428)
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	(98)
Dividends on preferred stock	(44,947)	—	(44,947)	(49,374)	—	(49,374)

Total dividends/distributions on preferred OP Units and securities	(50,172)	—	(50,172)	(54,900)	—	(54,900)
Capital Replacements/Enhancements	44,774	4,362	49,136	35,744	5,721	41,465
Amortization of intangibles	(3,440)	—	(3,440)	(2,040)	—	(2,040)
Gain on dispositions of real estate	1,276	—	1,276	8,522	—	8,522
Income (loss) from discontinued operations	34,168	—	34,168	(4,790)	—	(4,790)
Real estate depreciation, net of minority interest	(151,246)	(13,042)	(164,288)	(114,297)	(17,207)	(131,504)
Distributions to minority partners in excess of income	(9,642)	—	(9,642)	(10,972)	—	(10,972)

Net income (loss) attributable to common OP Unitholders and stockholders	45,199	(4,539)	40,660	75,344	2,611	77,955
Gain on dispositions of real estate	(1,276)	—	(1,276)	(8,522)	—	(8,522)
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(36,081)	—	(36,081)	10,513	—	10,513
Real estate depreciation, net of minority interest	5,697	—	5,697	11,521	—	11,521
Distributions to minority partners in excess of income	(1,037)	—	(1,037)	1,321	—	1,321
Income tax arising from disposals	4,306	—	4,306	679	—	679
Real estate depreciation, net of minority interest	151,246	13,042	164,288	114,297	17,207	131,504
Distributions to minority partners in excess of income	9,642	—	9,642	10,972	—	10,972
Amortization of intangibles	3,440	—	3,440	2,040	—	2,040

Funds From Operations (FFO)(3)	181,136	8,503	189,639	218,165	19,818	237,983
Capital Replacements	(42,647)	(4,325)	(46,972)	(31,480)	(5,043)	(36,523)
Capital Enhancements(4)	(2,127)	(37)	(2,164)	(4,264)	(678)	(4,942)

Adjusted Funds From Operations (AFFO)(3)	$136,362	$4,141	$140,503	$182,421	$14,097	$196,518

	Earnings	Shares/Units	Earnings Per Share/Unit	Earnings	Shares/Units	Earnings Per Share/Unit
Net Income
Basic	40,660	104,729	$0.39	77,955	91,566	$0.85
Diluted	40,660	104,819	$0.39	77,955	93,212	$0.84
FFO
Basic	189,639	104,729		237,983	91,566
Diluted	202,104	111,356		268,323	107,526
AFFO
Basic	140,503	104,729		196,518	91,566
Diluted	145,090	107,640		216,241	103,073

  (1)
  Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Consolidated real estate contribution to Free Cash Flow	$171,293	$163,110	$330,256	$317,611
Plus: Minority Interest	21,159	16,666	40,307	36,547
Plus: Capital Replacements	19,063	15,875	42,647	31,480
Plus: Capital Enhancements	1,477	4,264	2,127	4,264
Plus: Property operating expenses	165,416	134,507	332,815	249,757

Rental and other property revenues	$378,408	$334,422	$748,152	$639,659

  (2)
  Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Consolidated investment management business contribution to Free Cash Flow	$5,632	$8,200	$14,414	$15,053
Plus: Management and other expenses	10,497	15,685	18,233	29,662

Management fees and other income primarily from affiliates	$16,129	$23,885	$32,647	$44,715

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

  •
  "Free Cash Flow" or "FCF" is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. It also includes cash flows generated from the Investment Management Business, interest and other income, general and administrative expenses and other expenses incurred by the Company. FCF measures profitability prior to the cost of capital. Because the Company has substantial unconsolidated real estate interests, FCF is useful for management and investors to understand, in addition to consolidated cash flows, cash flows as related to the Company's unconsolidated real estate holdings.

  •
  "Funds From Operations" or "FFO" is a commonly used measure of REIT performance and is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles, plus distributions to minority partners in excess of income and less dividends/distributions on preferred stock/OP Units. The Company calculates FFO (diluted) by adding back the interest expense and preferred dividends/distributions relating to convertible securities, the conversion of which is dilutive to FFO. FFO captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. The Company's basis for computing FFO may not be comparable with that of other real estate investment trusts.

    •
    "Adjusted Funds From Operations" or "AFFO" is defined by the Company as FFO less Capital Replacement spending and, for second quarter 2002 and subsequent periods, Capital Enhancement spending. Capital Replacement spending was equal to $153 and $299 per unit for the three and six months ended June 30, 2003, respectively, and $104 and $214 per unit for the three and six months ended June 30, 2002, respectively. Capital Enhancement spending was equal to $10 and $14 per unit for the three and six months ended June 30, 2003, respectively, and $28 per unit for the six months ended June 30, 2002. In second quarter 2003, the Company began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year. Prior to this change, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO. Similar to FFO, AFFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and AFFO also reflects that Capital Replacements are necessary to maintain, and Capital Enhancements are made to improve, the associated real estate assets.

  (4)
  Beginning in the second quarter of 2002, the Company began deducting Capital Enhancement spending. This additional deduction is reflected on a prospective basis.

Reconciliation of FCF, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$185,873	$95,483	$73,092	$198,242	$119,364	$96,066
Total interest expense after minority interest	(90,755)	—	—	(84,635)	—	—
Distributions on preferred OP Units	—	2,604	2,604	—	2,712	2,712
Dividends on preferred stock	—	22,806	22,806	—	23,895	23,895
Real estate depreciation, net of minority interest	(82,333)	(82,333)	(82,333)	(66,361)	(66,361)	(66,361)
Distributions to minority partners in excess of income	(4,171)	(4,171)	(4,171)	(12,558)	(12,558)	(12,558)
Discontinued operations:
Income (loss) from operations	37,045	—	—	(16,570)	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	38,276	38,276	—	(18,431)	(18,431)
Real estate depreciation, net of minority interest	—	(2,449)	(2,449)	—	(5,973)	(5,973)
Distributions to minority partners in excess of income	—	812	812	—	(1,321)	(1,321)
Income tax arising from disposals	—	(2,978)	(2,978)	—	89	89
Capital Replacements	20,890	—	20,890	18,356	—	18,356
Capital Enhancements	1,501	—	1,501	4,942	—	4,942
Amortization of intangibles	(2,603)	(2,603)	(2,603)	(916)	(916)	(916)
Gain on dispositions of real estate	959	959	959	12,484	12,484	12,484
Minority interest in Aimco Operating Partnership	(7,176)	(7,176)	(7,176)	(6,951)	(6,951)	(6,951)

Net income	$59,230	$59,230	$59,230	$46,033	$46,033	$46,033

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$362,522	$189,639	$140,503	$394,375	$237,983	$196,518
Total interest expense after minority interest	(178,900)	—	—	(162,201)	—	—
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	—
Distributions on preferred OP Units	—	5,225	5,225	—	5,428	5,428
Dividends on preferred stock	—	44,947	44,947	—	49,374	49,374
Real estate depreciation, net of minority interest	(164,288)	(164,288)	(164,288)	(131,504)	(131,504)	(131,504)
Distributions to minority partners in excess of income	(9,642)	(9,642)	(9,642)	(10,972)	(10,972)	(10,972)
Discontinued operations:
Income (loss) from operations	34,168	—	—	(4,790)	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	36,081	36,081	—	(10,513)	(10,513)
Real estate depreciation, net of minority interest	—	(5,697)	(5,697)	—	(11,521)	(11,521)
Distributions to minority partners in excess of income	—	1,037	1,037	—	(1,321)	(1,321)
Income tax arising from disposals	—	(4,306)	(4,306)	—	(679)	(679)
Capital Replacements	46,972	—	46,972	36,523	—	36,523
Capital Enhancements	2,164	—	2,164	4,942	—	4,942
Amortization of intangibles	(3,440)	(3,440)	(3,440)	(2,040)	(2,040)	(2,040)
Gain on dispositions of real estate	1,276	1,276	1,276	8,522	8,522	8,522
Minority interest in Aimco Operating Partnership	(9,779)	(9,779)	(9,779)	(16,665)	(16,665)	(16,665)

Net income	$81,053	$81,053	$81,053	$116,092	$116,092	$116,092

Assets (in thousands):	June 30, 2003	December 31, 2002
Total assets for reportable segments(1)	$9,918,779	$10,020,551
Corporate and other assets	316,009	296,050

Total consolidated assets	$10,234,788	$10,316,601

(1)
Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 10—Dilutive Securities

        On April 25, 2003, Aimco shareholders approved the sale by the Aimco Operating Partnership of up to 5,000 of its Class VI High Performance Partnership Units (the "Class VI Units") to a limited liability company owned by a limited number of Aimco employees for an aggregate offering price of up to $985,000. The sale of all 5,000 Class VI Units for the aggregate offering price of $985,000 took place on May 9, 2003. The Class VI Units have identical characteristics to the Class V High Performance Partnership Units (the "Class V Units") sold in 2002, except for a different three-year measurement period. The valuation period of the Class VI Units began on January 1, 2003 and will end on December 31, 2005.

        Additionally, there are 5,000 Class IV High Performance Partnership Units of the Aimco Operating Partnership (the "Class IV Units") and 4,398 Class V Units of the Aimco Operating Partnership outstanding. The valuation period for the Class IV Units began on January 1, 2001 and will end on December 31, 2003. The valuation period of the Class V Units began on January 1, 2002 and will end on December 31, 2004.

        At June 30, 2003, the Company did not meet the required measurement benchmarks for the Class IV Units, Class V Units or Class VI Units. Therefore, the Company has not recorded any value to the Class IV Units, Class V Units or Class VI Units in the consolidated financial statements as of June 30, 2003, and such High Performance Units have had no dilutive effect.

        Aimco has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total number of shares of Common Stock that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of June 30, 2003:

Type of Security	As of June 30, 2003
Common Stock	94,043,915
Common OP Units and equivalents	11,976,165
Vested options and warrants	6,080,074
Convertible preferred stock	7,621,569
Convertible preferred OP Units	3,265,992
Convertible debt securities	305,782

Total	123,293,497

NOTE 11—Discontinued Operations and Assets Held for Sale

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

        At June 30, 2003, the Company had 16 properties with an aggregate of 3,633 units classified as held for sale. The results of operations of these properties were included within discontinued operations for the three and six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, the Company sold 22 properties with an aggregate of 6,467 units. The results of operations of these 22 properties before the sale and the related gain/loss on sale were also included in discontinued operations for the three and six months ended June 30, 2003 and 2002. During 2002, the Company sold 42 properties with an aggregate of 8,547 units. The results of operations of these 42 properties before the sale and the related gain/loss on sale were included in discontinued operations for the three and six months ended June 30, 2002.

        The following is a summary of the components of income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$11,374	$27,926	$25,945	$58,998
Property operating expense	(5,109)	(12,209)	(12,169)	(24,825)

Income from property operations	6,265	15,717	13,776	34,173

Depreciation of rental property	(2,506)	(6,342)	(5,930)	(12,214)
Interest expense	(2,836)	(6,188)	(6,691)	(13,726)
Interest and other income	—	26	—	50
Minority interest in consolidated real estate partnerships	12	(120)	201	(560)

Income from operations	935	3,093	1,356	7,723
Gain (loss) on dispositions of real estate, net of minority interest	38,276	(18,431)	36,081	(10,513)
Distributions to minority partners in excess of income	812	(1,321)	1,037	(1,321)
Income tax arising from disposals	(2,978)	89	(4,306)	(679)

Income (loss) from discontinued operations	$37,045	$(16,570)	$34,168	$(4,790)

        The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). The Company expects that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale at June 30, 2003 had a net book value of $115.1 million. The estimated proceeds, less anticipated costs to sell some of these assets, were less than the net book value, and therefore impairments of approximately $2.7 million and approximately $8.0 million were recorded for the three and six months ended June 30, 2003, respectively, and were included in the gain/loss on dispositions of real estate component of discontinued operations. The $180.5 million of assets held for sale at December 31, 2002, represented 25 properties with 6,302 units that were classified as assets held for sale during 2002 and 2003. Properties other than the above, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144.

NOTE 12—Acquisitions and Mergers

        On March 11, 2002, the Company completed the Casden Merger and accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The allocation of the aggregate $1.1 billion purchase price of Casden was finalized in first quarter 2003 (including the Company's transaction costs of $15.0 million) and was recorded as follows (in thousands):

Real estate	$1,175,941
Cash and cash equivalents	7,354
Restricted cash	52,727
Investment in unconsolidated real estate partnerships	40,546
Accounts receivable	6,732
Other assets	13,755
Secured tax-exempt bond financing	219,102
Secured notes payable	465,306
Short-term debt	243,242
Accounts payable and accrued liabilities	158,704
Security deposits and deferred income	4,328
Minority interest in Aimco Operating Partnership	41,491
Stockholders' equity	164,882

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

NOTE 13—Income Taxes

        In an effort to streamline business processes and operational efficiencies of its property management and services businesses, the Company contributed all of the capital stock of NHP Management Company to AIMCO/Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries of the Company). In connection with this transaction, the Company reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits in the first quarter of 2003, reducing management and other expenses. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interest, for the six months ended June 30, 2003 and resulted in an increase in basic and diluted earnings per share of $0.08 for the six months ended June 30, 2003.

NOTE 14—Secured Notes Payable

        The Company has a revolving credit facility (the "Facility") of up to $250 million primarily to be used for financing properties that the Company intends to sell, as well as properties that are under redevelopment. At June 30, 2003, the total amount of secured notes payable of $4,516 million included approximately $238 million of notes that are provided through the Facility.    The interest rate on the notes under the Facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. Principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Facility. The Company selects properties to be financed pursuant to the Facility, typically where such properties secure debt that has an upcoming maturity or is prepayable at par. Each such loan under the Facility is treated as separate borrowing and collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. The Facility matures in September 2007, but can be terminated and completely repaid without penalty after September 2005.

NOTE 15—Term Loans and Revolving Credit Facility Modification

        The Company has an outstanding revolving credit facility (the "Revolver") with a syndicate of financial institutions having aggregate lending commitments of $500 million (however, the commitments in excess of $445 million are not available until syndicated). At June 30, 2003, there were no outstanding borrowings under the Revolver.

        In addition to the Revolver, the Company has two syndicated term loans. The Company entered into a term loan with a syndicate of financial institutions in connection with the Casden Merger in March 2002 (the "Casden Loan"). At June 30, 2003, the Casden Loan had a weighted average interest rate of 3.93% and an outstanding principal balance of $104.4 million.

        The Company entered into another term loan on May 30, 2003 whereby the Company borrowed $250 million from a syndicate of financial institutions (the "Term Loan"). Proceeds from the Term Loan were applied to reduce the outstanding amount of the Revolver. The Term Loan matures in five years, is repayable at the option of the Company at any time without penalty and bears an annual interest rate of LIBOR plus 2.75%. At June 30, 2003, the Term Loan had a weighted average interest rate of 4.03% and an outstanding principal balance of $250 million.

        The borrowers under the Revolver and the Term Loan are Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc. and NHP Management Company. The borrowers under the Casden Loan are Aimco, the Aimco Operating Partnership and NHP Management Company. Each of the Revolver, the Casden Loan and the Term Loan are guaranteed by certain subsidiaries of Aimco. The obligations under each of the Revolver, the Casden Loan and the Term Loan are secured by certain subsidiaries and non-real estate assets of the Company.

        As of May 9, 2003, the Revolver and the Casden Loan were amended to, among other things, (i) provide for an increase in the covenant limit on permitted distributions as a percentage of funds from operations from 80% to 88% for the quarters ended June 30, 2003 through March 31, 2004, 85% for the quarters ended June 30, 2004 and September 30, 2004, and 80% thereafter (the quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations) and (ii) permit the Company to redeem outstanding preferred stock with new issuances of common or preferred equity or up to 75% of proceeds from property sales.

        The affirmative and negative covenants, including financial covenants, contained in the Revolver, the Casden Loan and the Term Loan are substantially identical.

        The financial covenants contained in the Revolver, the Casden Loan and the Term Loan require that the Company maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0 and an interest coverage ratio of at least 2.25 to 1.0. As of June 30, 2003, the Company was in compliance with all financial covenant requirements.

NOTE 16—Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 effective January 31, 2003. The Company is in the process of quantifying the full impact of FIN 46 on its financial statements by reviewing approximately 1,600 to 2,000 entities that are primarily real estate partnerships. The Company believes that it is reasonably likely that it will consolidate a number of real estate partnerships that are currently unconsolidated. It is also possible that the Company may be required to treat as unconsolidated certain real estate partnerships that are currently consolidated.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for

Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments, such as mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS 150 and will be reclassifying $115.2 million of mandatorily redeemable preferred securities, of which $100 million were issued during second quarter 2003 and are required to be treated as mandatorily redeemable preferred securities for such quarter and then reclassified as liabilities effective July 1, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company's consolidated results of operations taken as a whole.

NOTE 17—Subsequent Events

Sale of Class T Cumulative Preferred Stock

        On July 31, 2003, the Company sold 6,000,000 shares of Class T Cumulative Preferred Stock, par value $0.01 per share (the "Class T Preferred Stock") in a registered public offering. The net proceeds of approximately $145 million will be used to redeem other preferred securities. Holders of the Class T Preferred Stock are entitled to receive quarterly dividend payments of $0.50 per share, equivalent to $2.00 per share on an annual basis, or 8% of the $25 per share liquidation preference. Each share of Class T Preferred Stock is redeemable for cash at the option of the Company beginning July 31, 2008.

Partial Redemption of Class D Cumulative Preferred Stock

        On July 17, 2003, the Company announced that it would redeem for cash on August 18, 2003, 1,500,000 shares of its Class D Cumulative Preferred Stock (the "Class D Preferred Stock") at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share. Following this redemption, 2,700,000 shares of the Class D Preferred Stock will remain outstanding.

Redemption of Class H Cumulative Preferred Stock

        On July 17, 2003, the Company announced that it would redeem for cash on August 18, 2003, all 2,000,000 outstanding shares of its Class H Cumulative Preferred Stock at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2243 per share.

Redemption of Class L Convertible Cumulative Preferred Stock

        On July 16, 2003, the Company notified the holder of the Company's Class L Convertible Cumulative Preferred Stock (the "Class L Preferred Stock") that the Company would redeem for cash on August 18, 2003, all 2,500,000 outstanding shares of its Class L Preferred Stock at a redemption price of $25 per share. Accumulated and unpaid dividends of $0.5625 per share will be paid on August 28, 2003, the scheduled dividend payment date. At any time prior to the redemption date, the holder may convert shares of Class L Preferred Stock into Common Stock at a rate of approximately 0.5379 shares of Common Stock for each share of Class L Preferred Stock, or 1,344,664 shares of Common Stock if all 2,500,000 outstanding shares of Class L Preferred Stock are converted.

Redemption of Class M Convertible Cumulative Preferred Stock

        On July 17, 2003, the Company notified the holder of its Class M Convertible Cumulative Preferred Stock (the "Class M Preferred Stock") that it would redeem for cash on August 18, 2003, all 1,200,000 outstanding shares of its Class M Preferred Stock for a total redemption price of $25.7313 per share, which includes $0.2313 of accumulated and unpaid dividends through August 18, 2003 and a 2%, or $0.50 per share, redemption premium. At any time prior to the redemption date, the holder may convert shares of Class M Preferred Stock into Common Stock at a rate of approximately 0.5682 shares of Common Stock for each share of Class M Preferred Stock, or 681,818 shares of Common Stock if all 1,200,000 outstanding shares of Class M Preferred Stock are converted.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002 and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, "we," "our," "us" and the "Company" refer to Aimco, AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

        We are a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers around the United States, holding a geographically diversified portfolio of apartment properties (individually a "property" and collectively the "properties"). Our properties are located in 47 states, the District of Columbia and Puerto Rico.

        As of June 30, 2003, we:

  •
  owned a controlling equity interest in 182,566 units in 713 properties (which we refer to as "consolidated");

  •
  owned a non-controlling equity interest in 69,961 units in 477 properties (which we refer to as "unconsolidated"), of which 61,494 units were also managed by us; and

  •
  provided services or managed, for third party owners, 53,576 units in 537 properties, primarily pursuant to long term agreements (including 41,625 units in 433 properties that are asset managed only, and not property managed).

        In the six months ended June 30, 2003, we:

  •
  issued $100 million of newly created Class S Cumulative Redeemable Preferred Stock;

  •
  redeemed $60 million of outstanding Class C Cumulative Preferred Stock;

  •
  purchased $10.1 million of limited partnership interests;

  •
  sold 29 conventional properties and one land parcel for gross proceeds of $333.2 million that, after repayment of existing debt and payment of transaction costs totaling $197.1 million, resulted in net proceeds of $136.1 million, of which our share was $120.8 million;

  •
  sold 11 affordable properties for gross proceeds of $42.3 million that, after repayment of existing debt and payment of transaction costs totaling $33.2 million, resulted in net proceeds of $9.1 million, of which our share was $6.3 million;

  •
  closed 56 mortgage loans, generating gross proceeds of $370.7 million that, after repayment of existing debt and payment of transaction costs totaling $257.0 million, resulted in $113.7 million of net proceeds, of which our share was $86.7 million; and

  •
  had our Common Stock added to the S&P 500.

        See further discussion on certain of the items above under the headings "Results of Operations" and "Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Notes Receivable and Interest Income Recognition

        We generally recognize interest income earned from our investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by us and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions we acquired, usually at a discount ("discounted notes").

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

Allowance for Losses on Notes Receivable

        Management estimates the collectibility of notes receivable, by assessing the likelihood of ultimate realization of these receivables, including the current credit-worthiness of each borrower. Allowances are based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management's evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the three and six months ended June 30, 2003, we identified and recorded $0.8 million and $1.5 million in losses on notes receivable, respectively, and during the three and six months ended June 30, 2002, we identified and recorded $3.2 million in losses on notes receivable. We will continue to monitor and assess these notes and changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, disposition capital expenditures, Capital Enhancement and Capital Replacement activities. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in volume, timing and costs of such activities may have a significant effect on our financial results if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during the six months ended June 30, 2003, if capital activities had decreased during the period by 10%, we could have had additional operating expenses of between $1.1 million and $3.3 million. Additionally, if capital activities had increased during the period by 10%, we could have had lower operating expenses of between $1.1 million and $3.3 million. See further discussion under the heading "Capital Expenditures."

Results of Operations

  Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Net Income

        We recognized net income of $59.2 million and net income attributable to common stockholders of $36.4 million for the three months ended June 30, 2003, compared with net income of $46.0 million and net income attributable to common stockholders of $22.1 million for the three months ended June 30, 2002. The following paragraphs discuss our results of operations in detail.

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

  Acquisition properties—consist of all consolidated properties owned less than one year as of the beginning of the most recent quarter. For purposes of this discussion, acquisition properties are principally comprised of those properties acquired in the August 2002 acquisition of certain New England area properties (the "New England Properties Acquisition").

  Newly consolidated properties—consist of all properties consolidated for less than one year as of the beginning of the most recent quarter. We consolidate real estate partnerships once we have a controlling interest. For purposes of this discussion, newly consolidated properties include seven properties that were first consolidated in the first quarter of 2003 and 82 properties that were first consolidated in the third and fourth quarters of 2002.

  Affordable properties—consist of all affordable properties (which are properties that benefit from governmental programs designed to provide housing for people with low or moderate incomes) owned, stabilized and consolidated for at least one year as of the beginning of the most recent quarter.

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

  Property management expenses—consist of off-site expenses associated with the self-management of consolidated properties.

        Consolidated rental and other property revenues from our consolidated properties totaled $378.4 million for the three months ended June 30, 2003, compared with $334.4 million for the three months ended June 30, 2002, an increase of $44.0 million, or 13.2%. The following table shows the components of consolidated rental and other property revenues for the three months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$288.5	$298.6	$(10.1)
Acquisition properties	16.2	—	16.2
Newly consolidated properties	36.2	—	36.2
Affordable properties	26.1	27.8	(1.7)
Redevelopment properties	10.0	6.4	3.6
Other properties	1.4	1.6	(0.2)

Total	$378.4	$334.4	$44.0

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $36.2 million of the increase related to operations of newly consolidated properties;

  •
  $16.2 million of the increase related to operations of acquisition properties; and

  •
  $10.1 million of an offsetting decrease related to a 3.4% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $165.4 million for the three months ended June 30, 2003, compared with $134.5 million for the three months ended June 30, 2002, an increase of $30.9 million or 23.0%. The following table shows the components of consolidated property operating expenses for the three months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$114.6	$106.3	$8.3
Acquisition properties	5.5	—	5.5
Newly consolidated properties	17.4	—	17.4
Affordable properties	12.3	12.9	(0.6)
Redevelopment properties	4.3	3.0	1.3
Other properties	1.6	2.0	(0.4)
Partnership expenses	5.9	6.9	(1.0)
Property management expenses	3.8	3.4	0.4

Total	$165.4	$134.5	$30.9

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $17.4 million of the increase related to operations of newly consolidated properties;

  •
  $8.3 million of the increase related to a 7.8% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results"; and

  •
  $5.5 million of the increase related to operations of acquisition properties.

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $3.0 million for the three months ended June 30, 2003, compared to $7.3 million for the three months ended June 30, 2002, a decrease of $4.3 million or 58.9%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $4.5 million of the decrease related to a decrease in fees including: $2.1 million decrease in activity based fees related to syndication, acquisition and deferred asset management fees from closed transactions in 2003; a $1.9 million decrease in accounting and reporting fees due to a second quarter 2002 adjustment relating to identified collectibility of fees that had been previously reversed; and a $0.5 million decrease in fees earned for services provided to third parties due to a planned reduction in third party property management;

  •
  $2.7 million of the decrease related to an increase in the number of consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $2.3 million of the decrease related to implementation costs incurred in connection with property management software, including $1.2 million in consulting fees and $1.1 million in amortization of related hardware and software costs;

  •
  $1.7 million of the decrease related to additional amortization due to the termination of certain management contracts acquired in the Casden Merger;

  •
  $4.0 million of an offsetting increase related to an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries; and

  •
  $2.6 million of an offsetting increase related to insurance, of which $3.5 million was due to a reduction in claim losses in the property hazard program, offset by $0.9 million of an increase in general liability and director and officer premium expenses.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $6.5 million for the three months ended June 30, 2003 increased $1.6 million, or 32.7%, compared to the $4.9 million of such expenses for the three months ended June 30, 2002. This increase was principally a result of the following:

  •
  $1.0 million of the increase related to increased professional fees, primarily legal and accounting, as a result of increasing compliance costs; and

  •
  $0.5 million of the increase related to increased employee compensation and benefits primarily related to an increase in personnel at the corporate level, as well as promotion-related increases.

Consolidated Other Expenses

        Consolidated other expenses were $5.0 million for the three months ended June 30, 2002 compared to no such expenses for the three months ended June 30, 2003. For 2002, these expenses included the following:

  •
  $2.0 million relating to payments in settlement of claims asserted against us, including litigation and arbitration;

  •
  $1.1 million in legal reserves against contingent liabilities presented by pending litigation matters;

  •
  $1.0 million related to the write-off of costs related to potential acquisitions that were not completed; and

  •
  $0.9 million primarily related to severance and hiring costs, and costs associated with the transition of certain accounting functions from Greenville, South Carolina to our headquarters in Denver, Colorado.

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $0.8 million for the three months ended June 30, 2003, compared to $3.2 million of such provision for losses for the three months ended June 30, 2002, a decrease of $2.4 million, or 75%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property increased $20.1 million, or 31.1%, to $84.7 million for the three months ended June 30, 2003, compared to $64.6 million for the three months ended June 30, 2002. This increase was principally a result of the following:

  •
  $8.9 million of the increase related to depreciation of the newly consolidated properties;

  •
  $5.7 million of the increase related to depreciation of the acquisition properties; and

  •
  $4.2 million of the increase related to a second quarter 2002 adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $92.8 million for the three months ended June 30, 2003, compared with $81.0 million for the three months ended June 30, 2002, an increase of $11.8 million, or 14.6%. The increase was principally a result of the following:

  •
  $8.6 million of the increase related to interest on the debt of the newly consolidated properties; and

  •
  $4.3 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $16.7 million, or 73.9%, to $5.9 million for the three months ended June 30, 2003, compared with $22.6 million for the three months ended June 30, 2002. This decrease was principally a result of the following:

  •
  $9.6 million of the decrease related to a decrease in accretion income from $11.1 million for the three months ended June 30, 2002 to $1.5 million for the three months ended June 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002;

  •
  $5.6 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and

  •
  $2.1 million of the decrease related to gain recognized in the second quarter of 2002 on the sale of certain tax-exempt bonds.

Equity in Losses of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $2.9 million for the three months ended June 30, 2003, compared to $0.9 million for the three months ended June 30, 2002, an increase of $2.0 million. This increase in loss was principally the result of decreased earnings driven by lower property operating results than in the prior year.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $1.7 million for the three months ended June 30, 2003, compared to $0.6 million for the three months ended June 30, 2002, an increase of $1.1 million. This increase was principally a result of the additional allocation of minority interest that was created upon consolidation of the newly consolidated properties, which were previously included in equity in earnings of unconsolidated real estate partnerships.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $4.2 million for the three months ended June 30, 2003, compared to $12.6 million for the three months ended June 30, 2002, a decrease of $8.4 million, or 66.7%. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This decrease was principally a result of a lower level of distributions being made by the consolidated real estate partnerships as a result of decreased refinancing activity and decreased cash flow from operations, as well as the timing of operating distributions.

Gain on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $1.0 million for the three months ended June 30, 2003, compared to $12.5 million for the three months ended June 30, 2002, a decrease of $11.5 million. Of this $11.5 million decrease, approximately $10 million related to a second quarter 2002 adjustment resulting primarily from a change in estimate related to the historical estimation process used in determining the carrying value of assets sold. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that are considered by management to be inconsistent with our long-term investment strategy.

Discontinued Operations

        Income from discontinued operations was $37.0 million for the three months ended June 30, 2003, compared to losses of $16.6 million for the three months ended June 30, 2002, a change of $53.6 million. The change in discontinued operations was primarily related to a net gain on disposals of $38.3 million (which included $2.7 million of impairment losses on assets classified as held for sale in 2003) for the three months ended June 30, 2003 compared to a net loss on disposals of $18.4 million for the three months ended June 30, 2002, a change of $56.7 million. In second quarter 2002, we incurred losses of approximately $15 million principally from the sale of senior living facilities, which we deemed as assets inconsistent with our long-term investment strategy. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by management to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

  Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Net Income

        We recognized net income of $81.1 million and net income attributable to common stockholders of $36.1 million for the six months ended June 30, 2003, compared with net income of $116.1 million and net income attributable to common stockholders of $66.7 million for the six months ended June 30, 2002. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The components within our total consolidated property operations are defined above. For purposes of this discussion:

  Acquisition Properties are principally comprised of those properties acquired in the March 2002 acquisition of Casden Properties Inc. and certain related transactions (collectively, the "Casden Merger") and the properties acquired in the New England Properties Acquisition.

  Newly Consolidated Properties include seven properties that were first consolidated in the first quarter of 2003 and 83 properties that were first consolidated in the second, third and fourth quarters of 2002.

        Consolidated rental and other property revenues from our consolidated properties totaled $748.2 million for the six months ended June 30, 2003, compared with $639.7 million for the six months ended June 30, 2002, an increase of $108.5 million, or 17.0%. The following table shows the components of consolidated rental and other property revenues for the six months ended June 30, 2003 and 2002 (in millions):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$535.5	$564.6	$(29.1)
Acquisition properties	112.8	47.6	65.2
Newly consolidated properties	71.6	—	71.6
Affordable properties	9.2	11.5	(2.3)
Redevelopment properties	16.2	12.3	3.9
Other properties	2.9	3.7	(0.8)

Total	$748.2	$639.7	$108.5

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $71.6 million of the increase related to operations of newly consolidated properties;

  •
  $65.2 million of the increase related to operations of acquisition properties; and

  •
  $29.1 million of an offsetting decrease related to a 5.1% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $332.8 million for the six months ended June 30, 2003, compared with $249.8 million for the six months ended June 30, 2002, an increase of $83.0 million or 33.2%. The following table shows the components of consolidated property operating expenses for the six months ended June 30, 2003 and 2002 (in millions):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$218.1	$199.5	$18.6
Acquisition properties	41.1	19.2	21.9
Newly consolidated properties	35.2	—	35.2
Affordable properties	6.2	5.5	0.7
Redevelopment properties	6.8	5.6	1.2
Other properties	3.6	3.6	—
Partnership expenses	12.5	9.2	3.3
Property management expenses	9.3	7.2	2.1

Total	$332.8	$249.8	$83.0

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $35.2 million of the increase related to operations of newly consolidated properties;

  •
  $21.9 million of the increase related to operations of acquisition properties; and

  •
  $18.6 million of the increase related to a 9.3% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $11.0 million for the six months ended June 30, 2003, compared to $13.0 million for the six months ended June 30, 2002, a decrease of $2.0 million or 15.4%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $7.3 million of the decrease related to increased consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $2.6 million of the decrease related to a net decrease in fees including: $3.3 million decrease in accounting and reporting fees due to a 2002 adjustment relating to identified collectibility of fees that had been previously reversed; $1.1 million decrease in fees earned for services provided to third parties due to a planned reduction in third party property management; offset by a $1.8 million increase in activity based fees related to syndication, acquisition and deferred asset management fees from closed transactions in 2003;

  •
  $2.9 million of the decrease related to reduced fees billed for construction supervisory management services in 2003. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities, for which the magnitude of projects has decreased period over period. In addition, lower costs were incurred and therefore lower billings occurred as a result of the ongoing management initiative to contain costs;

  •
  $2.3 million of the decrease related to implementation costs incurred in connection with property management software, including $1.2 million in consulting fees and $1.1 million in amortization of related hardware and software costs;

  •
  $1.4 million of the decrease related to additional amortization primarily due to the termination of certain management contracts acquired in the Casden Merger;

  •
  $0.6 million of the decrease related to a $0.9 million lease abandonment charge in first quarter 2003, net of a $0.3 million recovery in second quarter 2003, in connection with relocating our corporate headquarters;

  •
  $13.3 million of an offsetting increase related to income tax benefits including: $8.0 million of an income tax valuation reserve reversal in first quarter 2003 (see Note 13 in the consolidated financial statements); and $5.3 million of an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries; and

  •
  $1.7 million of an offsetting increase related to insurance, of which $3.6 million was due to a reduction in claim losses in the property hazard program, offset by $1.9 million of an increase in general liability and director and officer premium expenses.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $11.9 million for the six months ended June 30, 2003 increased $3.9 million, or 48.8%, compared to the $8.0 million of such expenses for the six months ended June 30, 2002. This increase was principally a result of the following:

  •
  $1.2 million of the increase related to increased employee compensation and benefits primarily related to an increase in personnel at the corporate level, as well as promotion-related increases;

  •
  $1.2 million of the increase related to increased professional fees, primarily legal and accounting, as a result of increasing compliance costs;

  •
  $0.9 million of the increase related to increased amortization of stock compensation, including $0.4 million that was related to our adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") (for further information see Note 7 in the consolidated financial statements); and

  •
  $0.3 million of the increase related to travel expenses resulting from a Company-wide program of intensive site inspections for our 400 largest properties.

Consolidated Other Expenses

        Consolidated other expenses were $5.0 million for the six months ended June 30, 2002 compared to no such expenses for the six months ended June 30, 2003. For 2002, these expenses included the following:

  •
  $2.0 million relating to payments in settlement of claims asserted against us, including litigation and arbitration;

  •
  $1.1 million in legal reserves against contingent liabilities presented by pending litigation matters;

  •
  $1.0 million related to the write-off of costs related to potential acquisitions that were not completed; and

  •
  $0.9 million primarily related to severance and hiring costs, and costs associated with the transition of certain accounting functions from Greenville, South Carolina to our headquarters in Denver, Colorado.

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $1.5 million for the six months ended June 30, 2003, compared to $3.2 million of such provision for losses for the six months ended June 30, 2002, a decrease of $1.7 million, or 53.1%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property increased $38.5 million, or 29.7%, to $168.2 million for the six months ended June 30, 2003, compared to $129.7 million for the six months ended June 30, 2002. This increase was principally a result of the following:

  •
  $17.5 million of the increase related to depreciation of the acquisition properties;

  •
  $16.9 million of the increase related to depreciation of the newly consolidated properties; and

  •
  $4.2 million of the increase related to a second quarter 2002 adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $183.8 million for the six months ended June 30, 2003, compared with $157.2 million for the six months ended June 30, 2002, an increase of $26.6 million, or 16.9%. The increase was principally a result of the following:

  •
  $17.6 million of the increase related to interest on the debt of the newly consolidated properties; and

  •
  $16.7 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $29.8 million, or 72.2%, to $11.5 million for the six months ended June 30, 2003, compared with $41.3 million for the six months ended June 30, 2002. This decrease was principally a result of the following:

  •
  $13.0 million of the decrease related to a decrease in accretion income from $15.5 million for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002;

  •
  $9.9 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and

  •
  $7.7 million of the decrease related to gain recognized in second quarter of 2002 on the sale of certain tax-exempt bonds.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $4.5 million for the six months ended June 30, 2003, compared to earnings of $2.6 million for the six months ended June 30, 2002, a decrease of $7.1 million. This decrease was principally the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental revenues and expenses, as well as decreased earnings driven by lower property operating results than in the prior year.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $2.8 million for the six months ended June 30, 2003, compared to $3.8 million for the six months ended June 30, 2002, a decrease of $1.0 million. This decrease was principally a result of an overall reduction in property net income driven by lower property operating results than in the prior year, thereby reducing the minority interest allocation by approximately $2.7 million. Partially offsetting this decrease, was a $1.0 million increase related to minority partners' operating losses that we recognized (see Note 2 in the consolidated financial statements for further discussion).

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $9.6 million for the six months ended June 30, 2003, compared to $11.0 million for the six months ended June 30, 2002, a decrease of $1.4 million, or 12.7%. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This decrease was principally a result of a lower level of distributions being made by the consolidated real estate partnerships as a result of decreased refinancing activity and decreased cash flow from operations, as well as the timing of operating distributions.

Gain on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $1.3 million for the six months ended June 30, 2003, compared to $8.5 million for the six months ended June 30, 2002, a decrease of $7.2 million. Of this $7.2 million decrease, approximately $10 million related to a second quarter 2002 adjustment resulting primarily from a change in estimate related to the historical estimation process used in determining the carrying value of assets sold. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that are considered by management to be inconsistent with our long-term investment strategy.

Discontinued Operations

        Income from discontinued operations was $34.2 million for the six months ended June 30, 2003, compared to losses of $4.8 million for the six months ended June 30, 2002, a change of $39.0 million. The change in discontinued operations was primarily related to a net gain on disposals of $36.1 million (which included $8.0 million of impairment losses on assets classified as held for sale in 2003) for the six months ended June 30, 2003 compared to a net loss on disposals of $10.5 million for the six months ended June 30, 2002, a change of $46.6 million. In second quarter 2002, we incurred losses of approximately $11 million principally from the sale of senior living facilities, which we deemed as assets inconsistent with our long-term investment strategy. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by management to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

Conventional Same Store Property Operating Results

        We define "same store" properties as conventional properties in which our ownership interest exceeds 10% and operations are stabilized for over one year in the comparable periods of 2003 and 2002. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the unaudited conventional rental property operations on a "same store" basis and reconciles them to "consolidated same store" operations, a component of consolidated rental property operations described in the above comparative discussions (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Our share of same store	$288,221	$299,386	$535,730	$564,934
Minority partners' share of same store	39,866	31,767	78,282	64,255
Our share of unconsolidated same store	(11,563)	(32,568)	(22,909)	(64,585)
Newly consolidated properties	(27,989)	—	(55,558)	—

Consolidated same store component of rental and other property revenues	$288,535	$298,585	$535,545	$564,604

Expenses:
Our share of same store	$116,318	$108,400	$221,244	$202,676
Minority partners' share of same store	15,697	10,697	31,527	21,588
Our share of unconsolidated same store	(4,907)	(12,813)	(9,873)	(24,765)
Newly consolidated properties	(12,516)	—	(24,802)	—

Consolidated same store component of property operating expenses	$114,592	$106,284	$218,096	$199,499

Net Operating Income:
Our share of same store	$171,903	$190,986	$314,486	$362,258
Minority partners' share of same store	24,169	21,070	46,755	42,667
Our share of unconsolidated same store	(6,656)	(19,755)	(13,036)	(39,820)
Newly consolidated properties	(15,473)	—	(30,756)	—

Consolidated same store component of Income from property operations	$173,943	$192,301	$317,449	$365,105

Same Store Statistics
Properties	608	608	592	592
Apartment units	169,355	169,355	164,588	164,588
Average physical occupancy	92.6%	93.5%	91.5%	93.0%
Average rent collected/unit/month	$699	$716	$684	$705

        Our share of same store net operating income decreased $19.1 million, or 10.0%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Revenues decreased $11.2 million, or 3.7%, primarily due to lower average rent (down $17 per unit), lower occupancy (down 0.9%), and increased bad debt. Expenses increased by $7.9 million, or 7.3%, primarily due to: an increase of $2.5 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping; $2.1 million in utilities due to the increase in both the usage and cost of natural gas; $2.4 million in turnover, marketing and administrative costs in 2003 related to focused efforts on making units ready to be occupied; and $0.8 million in insurance expense due to increased rates. Same store expenses for both periods presented above are net of capitalized costs. The same store net operating results above represent 92.5% and 96.3% of total Free Cash Flow for the three months ended June 30, 2003 and 2002, respectively.

        Our share of same store net operating income decreased $47.8 million, or 13.2%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Revenues decreased $29.2 million, or 5.2%, primarily due to lower average rent (down $21 per unit), lower occupancy (down 1.5%), and increased bad debt. Expenses increased by $18.6 million, or 9.2%, primarily due to: an increase of $6.0 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping and snow removal due to more severe winter conditions in 2003 than in 2002; $4.2 million in utilities due to the increase in both the usage and cost of natural gas; $5.5 million in turnover, marketing and administrative costs in 2003 related to focused efforts on making units ready to be occupied; and $0.7 million in real estate tax expense due to increased rates and assessment values. Same store expenses for both periods presented above are net of capitalized costs. The same store net operating results above represent 86.8% and 91.9% of total Free Cash Flow for the six months ended June 30, 2003 and 2002, respectively.

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles, plus distributions to minority partners in excess of income and less dividends/distributions on preferred stock/OP Units (which are interests in the Aimco Operating Partnership that are held by limited partners other than us). We calculate FFO (diluted) by adding back the interest expense and preferred dividends/distributions relating to convertible securities, the conversion of which is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the three and six months ended June 30, 2003 and 2002, our FFO on a fully diluted basis was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$59,230	$46,033	$81,053	$116,092
Adjustments:
Real estate depreciation, net of minority interest	75,794	57,120	151,246	114,297
Real estate depreciation related to unconsolidated entities	6,539	9,241	13,042	17,207
Gain on dispositions of real estate	(959)	(12,484)	(1,276)	(8,522)
Distributions to minority partners in excess of income	4,171	12,558	9,642	10,972
Amortization of intangibles	2,603	916	3,440	2,040
Discontinued operations:
Real estate depreciation, net of minority interest	2,449	5,973	5,697	11,521
Loss (gain) on dispositions of real estate, net of minority interest	(38,276)	18,431	(36,081)	10,513
Distributions to minority partners in excess of income	(812)	1,321	(1,037)	1,321
Income tax arising from disposals	2,978	(89)	4,306	679
Other items:
Preferred stock dividends and distributions	(20,554)	(13,143)	(38,201)	(24,979)
Interest expense on mandatorily redeemable convertible preferred securities	247	257	494	517
Minority interest in Aimco Operating Partnership	7,176	6,951	9,779	16,665

Diluted Funds From Operations (FFO) available to common shares and equivalents	$100,586	$133,085	$202,104	$268,323

Weighted average number of common shares and equivalents:
Common shares and equivalents	92,832	85,552	92,809	80,896
Preferred stock, preferred OP Units, and other securities convertible into common shares	5,594	12,469	6,537	14,314
Common OP Units and equivalents	11,997	12,621	12,010	12,316

Total	110,423	110,642	111,356	107,526

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

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to limited partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the economic recovery is slower than expected and the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancing, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At June 30, 2003, we had $105.9 million in cash and cash equivalents, an increase of $6.4 million from December 31, 2002. At June 30, 2003, we had $198.4 million of restricted cash, primarily consisting of reserves and impounds held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the six months ended June 30, 2003, our net cash provided by operating activities of $271.6 million was primarily due to operating income from our consolidated properties.

Investing Activities

        For the six months ended June 30, 2003, our net cash provided by investing activities of $129.6 million related to proceeds received from the sales of properties, offset by investments in our existing real estate assets through capital expenditures and redevelopment (see further discussion on capital expenditures under the heading "Capital Expenditures").

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the six months ended June 30, 2003, we sold 22 consolidated properties and one consolidated land parcel for $243.9 million in proceeds. Additionally, we sold 18 unconsolidated properties for net proceeds of $6.3 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). Proceeds from 2003 dispositions are expected to be at levels above that of 2002, and are planned to be used to reduce debt and fund capital and other operating needs.

Financing Activities

        For the six months ended June 30, 2003, net cash used in financing activities of $394.9 million related primarily to payments on our secured notes payable, payment of our dividends and the redemption of Class C Cumulative Preferred Stock (see Note 6 in the consolidated financial statements). These were offset by proceeds from mortgage refinancing, proceeds from the issuance of Class S Cumulative Redeemable Preferred Stock (see Note 5 in the consolidated financial statements) and borrowings from a newly established term loan (see discussion below and Note 15 in the consolidated financial statements).

        During the six months ended June 30, 2003, we refinanced or closed mortgage loans on 36 consolidated properties generating $267.0 million of proceeds from borrowings. With the proceeds from these loans we made repayments on the existing debt and paid transaction costs totaling $182.0 million. The remaining net proceeds of $85.0 million were used to repay existing short-term debt and for other corporate purposes. Each loan is non-recourse and is individually secured by one of 36 properties with no cross-collateralization. Further details on these mortgage loans are shown in the table below:

Mortgage Type	Loan Amount (in millions)	Term	Rate
Conventional Fixed Rate	$12.2	Greater than 15 years, fully amortizing	5.26%
Conventional Fixed Rate	176.9	5–15 years, partially amortizing	4.83
Conventional Floating Rate	38.8	5 year revolving credit facility(1)	2.84
Conventional Floating Rate	13.1	Less than 5 years	3.95
Affordable Fixed Rate	26.0	30 year, fully amortizing	2.80

Proceeds from borrowings	$267.0		4.32%

(1)
See Note 14 in the consolidated financial statements for further details on the revolving credit facility.

        In addition to the above, we closed mortgage loans on 20 unconsolidated properties for net proceeds of $10.5 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities, and were used to repay existing short-term debt and for other corporate purposes.

        The dividend declared for payment on August 21, 2003 of $0.82 per share represents a distribution of 114% of AFFO (before deducting Capital Enhancements) and 90% of FFO for the quarter ended June 30, 2003. For the 12-month period ended June 30, 2003, the dividends paid or declared of $3.28 per share represents a distribution of 83% of FFO and 106% of AFFO (before deducting Capital Enhancements) for that period. It is the present policy of our Board of Directors to review the dividend each quarter and consider increasing the dividend annually in an amount equal to one-half of the projected increase in AFFO subject to minimum distribution requirements to maintain our REIT status. Our Board of Directors considers the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to our dividend policy. We continue to monitor the dividend as a percentage of AFFO (before deducting Capital Enhancements). If the payout were, or were expected, to exceed 100% for a sustained period, our Board of Directors will consider a change in the dividend to match our operating profitability.

Credit Facility and Term Loans

        On February 14, 2003, we and our lenders amended our revolving credit facility, which we refer to as the Revolver, to increase the available commitment, at our option, to $500 million (such commitment in excess of $445 million is not available until it has been syndicated), reduce the minimum fixed charge coverage ratio from 1.60:1 to 1.50:1 through the maturity date and extend the maturity date one year to July 31, 2005. Upon the effective date of the amendment, the margin on LIBOR-based loans and base rate loans was amended to a range between 2.05% to

2.65% and 0.55% to 1.15%, respectively, based on the fixed charge coverage ratio. In addition, we and our lenders amended the term loan that was entered into in March 2002 in connection with the acquisition of Casden Properties, Inc., which we refer to as the Casden Loan, with the same reduction in the fixed charge coverage ratio as stated above for the Revolver, through maturity, and to eliminate mandatory prepayments for the remainder of the term using proceeds from the issuance of equity securities, property sales or refinancing proceeds.

        On May 9, 2003, we completed an additional modification of the Revolver and the Casden Loan. The modification included an increase in the percentage of Funds From Operations permitted to be distributed from 80% to 88% for the quarters ended June 30, 2003 through March 31, 2004, 85% for the quarters ended June 30, 2004 and September 30, 2004, and 80% thereafter. The quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. The modification also permits us to redeem outstanding preferred stock with new issuances of common or preferred equity or with up to 75% of proceeds from property sales. The amended financial covenants contained in the Revolver and the Casden Loan require us to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. As of June 30, 2003, we were in compliance with all financial covenant requirements. At June 30, 2003 there was no outstanding balance on the Revolver and the amount available was $445.0 million, before letters of credit of $12.0 million, until the additional commitment of $55 million is syndicated.

        On May 30, 2003, we borrowed $250 million from a syndicate of financial institutions pursuant to a term loan, which we refer to as the Term Loan. Proceeds were used to pay down the Revolver. All financial covenant requirements of the Term Loan are the same as the Revolver and the Casden Loan.    At June 30, 2003, the weighted average interest rate of the Term Loan was 4.03% and the balance outstanding was $250 million. At June 30, 2003, the weighted average interest rate of the Casden Loan was 3.93% and the balance outstanding was $104.4 million. See Note 15 in the consolidated financial statement for further details on the Term Loan.

Future Capital Needs

        We expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales, short-term borrowings and operating cash flows. As of June 30, 2003, we had seven properties with 3,326 units under redevelopment requiring an estimated total investment (new redevelopment spending) of $374 million, of which approximately $21 million remains to be spent. Our share of the estimated total spending is $289 million, of which approximately $14 million remains to be spent.

        During the remainder of 2003, we have:

  •
  $68.3 million of scheduled maturities of property debt that we expect to refinance;

  •
  $62.4 million of scheduled principal amortization payments on property debt that we expect to pay with operating cash flows and proceeds from refinancing transactions and property sales; and

  •
  $104.4 million outstanding on the Casden Loan that, although not required to be repaid, is expected to be repaid in part with operating cash flows and proceeds from refinancing transactions and property sales.

Capital Expenditures

        For the six months ended June 30, 2003, we spent a total of $47.0 million and $2.2 million (represents our share of spending) on Capital Replacements (expenditures required to maintain the related asset) and on Capital Enhancements (expenditures that add a new feature or revenue source at a property), respectively.

        Capital Replacements spending continued to increase over prior periods for two primary reasons: a general increase in spending to maintain our assets; and an increase in capitalized costs (both direct and indirect). In addition to Capital Replacements, we monitor Capital Enhancements, which we distinguish from Capital Replacements. Capital Enhancements are costs incurred to add additional rental square footage or a new revenue producing feature. For example, replacement of existing kitchen appliances is a Capital Replacement, however, if the same replacements are done in connection with an extensive remodeling project that is likely to generate higher rents, then they are characterized as a Capital Enhancement. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across REITs and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, we monitor and report both Capital Replacements and Capital Enhancements and deduct both in our calculation of AFFO.

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 157,000 ownership equivalent units) for the six months ended June 30, 2003 and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit data).

	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total Cost
Carpets	$67	$—	$67	$10,574	$10	$10,584
Flooring	17	—	17	2,616	—	2,616
Appliances	19	1	20	3,061	101	3,162
Blinds/shades	3	—	3	499	—	499
Furnace/air	18	—	18	2,791	10	2,801
Hot water heaters	5	—	5	762	—	762
Kitchen/bath	6	—	6	938	2	940
Exterior painting	13	—	13	2,032	8	2,040
Landscaping	11	—	11	1,748	51	1,799
Pool/exercise facilities	9	—	9	1,447	26	1,473
Computers, miscellaneous	15	—	15	2,370	53	2,423
Roofs	7	—	7	1,137	1	1,138
Parking lot	6	—	6	867	3	870
Building (electrical, elevator, plumbing)	42	3	45	6,528	421	6,949
Submetering	—	7	7	—	1,002	1,002
Capitalized payroll and other indirect costs	61	3	64	9,602	476	10,078

Total our share	$299	$14	$313	$46,972	$2,164	$49,136

Plus minority partners' share of consolidated spending				5,836	397	6,233
Less our share of unconsolidated spending				(4,325)	(37)	(4,362)

Total spending per Consolidated Statement of Cash Flows				$48,483	$2,524	$51,007

        For the six months ended June 30, 2003, we spent a total of $13.7 million for initial capital expenditures, or ICE, (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year, or a specified time period, of the acquisition, which in this period relates primarily to the properties acquired in the Casden Merger and the New England Properties Acquisition), $5.4 million for disposition capital expenditures (see discussion below) and $40.8 million for redevelopment (expenditures that substantially upgrade the property). The following table reconciles our share of those expenditures to our Consolidated Statement of Cash Flows for the six months ended June 30, 2003 (in millions):

	ICE	Disposition Capital Expenditures	Redevelopment	Total
Conventional Assets	$6.5	$5.4	$36.8	$48.7
Affordable Assets	7.2	0.0	4.0	11.2

Total our share	13.7	5.4	40.8	59.9

Plus minority partners' share of consolidated spending	0.0	0.8	13.8	14.6
Less our share of unconsolidated spending	(0.0)	(0.2)	(3.0)	(3.2)

Total spending per Consolidated Statement of Cash Flows	$13.7	$6.0	$51.6	$71.3

        In second quarter 2003, we began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year, which we refer to collectively as "sale properties." Prior to this change, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO. We believe that because these expenditures on sale properties are incurred to support the sale of these properties and are not part of our ongoing Capital Replacements, it is inappropriate for our AFFO to be diminished as a result. In the second quarter, $5.4 million of capital expenditures on sale properties were eliminated from Capital Replacements and shown as Disposition Capital Expenditures. We will review this allocation each quarter and will re-allocate to Capital Replacements any items for those properties not sold or no longer identified as to be sold.

        We funded the above capital expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships range from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" that changes the criteria for consolidating entities. We are currently evaluating our treatment of these unconsolidated real estate partnerships (see Note 16 in the consolidated financial statements). There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments (amounts in thousands):

	Remainder of 2003	2004	2005	2006 and 2007	2008 and thereafter	Total
Scheduled long-term debt maturities	$130,722	$165,846	$268,455	$915,165	$4,235,529	$5,715,717
Secured term loans	—	104,387	—	—	250,000	354,387
Leases	2,728	5,181	4,130	7,583	—	19,622
Development fee payments(1)	5,000	10,000	10,000	12,500	—	37,500

Total	$138,450	$285,414	$282,585	$935,248	$4,485,529	$6,127,226

(1)
The development fee payments above were established in connection with the Casden Merger and our commitment as it relates to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.

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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of June 30, 2003, no funds have been drawn on this stand-by facility); and

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of June 30, 2003, we had invested $20.1 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. We will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC.

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

        We had $1,397.7 million of floating rate debt outstanding at June 30, 2003, which represented 23.0% of our total outstanding debt. Of the total floating debt, the major components were floating rate tax-exempt bond financing ($768.7 million), floating rate secured notes ($274.6 million), the Casden Loan ($104.4 million), and the Term Loan ($250.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $14.0 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the "BMA Index"). Since 1981, the BMA Index has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by only $10.4 million on an annual basis. As of June 30, 2002, based on our level of floating rate debt of $1,018.8 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $10.2 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates increased $3.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, as a result of the additional debt related to our acquisitions and newly consolidated properties.

        The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of June 30, 2003 approximate their carrying value due to their relatively short-term nature. Management further believes that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt approximate their carrying values.

ITEM 4. Controls and Procedures

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 4 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Changes in Securities and Use of Proceeds

        From time to time during the quarter, we issued shares of Common Stock in exchange for common OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit. During the three months ended June 30, 2003, approximately 9,000 shares of Common Stock were issued in exchange for common OP Units in these transactions.

        All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 25, 2003. At the meeting, the stockholders approved the proposals set forth below:

1.
Proposal to elect six directors, for a term of one year each, until the next annual meeting of stockholders and until their successors are elected and qualify.

Votes Cast For Each Director

	Votes For	Votes Withheld
Terry Considine	64,602,252	2,590,502
Peter K. Kompaniez	65,033,743	2,159,011
James N. Bailey	64,691,303	2,501,451
Richard S. Ellwood	64,694,093	2,498,661
J. Landis Martin	64,694,598	2,498,156
Thomas L. Rhodes	64,496,539	2,696,215

        There were no abstentions or broker non votes.

2.
Proposal to ratify the selection of Ernst & Young LLP, to serve as our independent auditors for the fiscal year ending December 31, 2003:

Votes For	Votes Against	Abstentions	Broker Non Votes
65,521,852	1,610,423	60,479	—
3.
To approve the sale of an aggregate of 5,000 Class VI High Performance Partnership Units of the Aimco Operating Partnership:

Votes For	Votes Against	Abstentions	Broker Non Votes
51,564,031	7,885,641	389,033	7,354,049

ITEM 5. Other Information

        On July 31, 2003, we sold 6,000,000 shares of Class T Cumulative Preferred Stock, par value $0.01 per share (the "Class T Preferred Stock") in a registered public offering. The net proceeds of approximately $145 million will be used to redeem other preferred securities. Holders of the Class T Preferred Stock are entitled to receive quarterly dividend payments of $0.50 per share, equivalent to $2.00 per share on an annual basis, or 8% of the $25 per share liquidation preference. Each share of Class T Preferred Stock is redeemable for cash at our option beginning July 31, 2008.

        On July 17, 2003, we announced that we would redeem for cash on August 18, 2003, 1,500,000 shares of our Class D Cumulative Preferred Stock (the "Class D Preferred Stock") at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share. Following this redemption, 2,700,000 shares of the Class D Preferred Stock will remain outstanding.

        On July 17, 2003, we announced that we would redeem for cash on August 18, 2003, all 2,000,000 outstanding shares of our Class H Cumulative Preferred Stock at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2243 per share.

        On July 16, 2003, we notified the holder of the Class L Convertible Cumulative Preferred Stock (the "Class L Preferred Stock") that we would redeem for cash on August 18, 2003, all 2,500,000 outstanding shares of our Class L Preferred Stock at a redemption price of $25 per share. Accumulated and unpaid dividends of $0.5625 per share will be paid on August 28, 2003, the scheduled dividend payment date. At any time prior to the redemption date, the holder may convert shares of Class L Preferred Stock into Common Stock at a rate of approximately 0.5379 shares of Common Stock for each share of Class L Preferred Stock, or 1,344,664 shares of Common Stock if all 2,500,000 outstanding shares of Class L Preferred Stock are converted.

        On July 17, 2003, we notified the holder of the Class M Convertible Cumulative Preferred Stock (the "Class M Preferred Stock") that we would redeem for cash on August 18, 2003, all 1,200,000 outstanding shares of our Class M Preferred Stock for a total redemption price of $25.7313 per share, which includes $0.2313 of accumulated and unpaid dividends through August 18, 2003 and a 2%, or $0.50 per share, redemption premium. At any time prior to the redemption date, the holder may convert shares of Class M Preferred Stock into Common Stock at a rate of approximately 0.5682 shares of Common Stock for each share of Class M Preferred Stock, or 681,818 shares of Common Stock if all 1,200,000 outstanding shares of Class M Preferred Stock are converted.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed with this report1:

EXHIBIT NO.
3.1	Charter
3.2	Bylaws (Exhibit 3.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.1	Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003
10.2	Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments
  (b)
  Reports on Form 8-K filed during the quarter ended June 30, 2003:

  i.
  Current Report on Form 8-K, dated June 2, 2003, relating to the litigation known as In Re Real Estate Associates Limited Partnership v Casden et al; and

  ii.
  Current Report on Form 8-K, dated June 3, 2003, relating to a presentation to investors and Aimco's May 2003 operating measures.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
By:	/s/ PAUL J. MCAULIFFE Paul J. McAuliffe Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)
By:	/s/ THOMAS C. NOVOSEL Thomas C. Novosel Senior Vice President and Chief Accounting Officer

Date: August 7, 2003