Form 10-Q
period 2003-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2003-11-12
CIK 922864

Use these links to rapidly review the document
APARTMENT INVESTMENT AND MANAGEMENT COMPANY FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        The number of shares of Class A Common Stock outstanding as of October 31, 2003: 94,210,113

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

INDEX

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$2,136,397	$1,962,356
Buildings and improvements	8,556,905	8,474,525

Total real estate	10,693,302	10,436,881
Less accumulated depreciation	(1,806,667)	(1,657,046)

Net real estate	8,886,635	8,779,835

Cash and cash equivalents	126,680	98,567
Restricted cash	211,200	220,164
Accounts receivable	62,380	84,967
Accounts receivable from affiliates	46,812	47,060
Deferred financing costs	74,434	69,862
Notes receivable, primarily from unconsolidated real estate partnerships	184,267	169,238
Investments in unconsolidated real estate partnerships	233,781	367,851
Other assets	286,188	258,953
Assets held for sale	70,552	220,104

Total assets	$10,182,929	$10,316,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured tax-exempt bond financing	$1,201,572	$1,171,557
Secured notes payable	4,505,657	4,543,566
Mandatorily redeemable preferred securities	113,169	15,169
Term loans	354,387	115,011
Credit facility	160,000	291,000

Total indebtedness	6,334,785	6,136,303

Accounts payable	15,874	11,150
Accrued liabilities and other	386,494	294,769
Deferred income	24,129	15,283
Security deposits	41,967	39,903
Deferred income taxes payable	23,947	36,680
Liabilities related to assets held for sale	53,919	168,654

Total liabilities	6,881,115	6,702,742

Minority interest in consolidated real estate partnerships	78,113	75,535
Minority interest in Aimco Operating Partnership	316,906	374,937
Stockholders' equity:
Preferred Stock, perpetual	555,250	552,520
Preferred Stock, convertible	299,992	392,492
Class A Common Stock, $.01 par value, 444,962,738 and 454,962,738 shares authorized, 94,097,550 and 93,769,996 shares issued and outstanding, at September 30, 2003 and December 31, 2002, respectively	941	938
Additional paid-in capital	3,066,172	3,050,057
Unvested restricted stock	(11,744)	(7,079)
Notes due on common stock purchases	(43,841)	(48,964)
Distributions in excess of earnings	(959,975)	(776,577)

Total stockholders' equity	2,906,795	3,163,387

Total liabilities and stockholders' equity	$10,182,929	$10,316,601

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$377,403	$335,729	$1,111,036	$960,998
Property operating expense	(166,400)	(137,292)	(485,993)	(378,327)

Income from property operations	211,003	198,437	625,043	582,671

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	14,930	22,135	47,577	66,850
Management and other expenses	(13,400)	(18,642)	(31,633)	(48,304)
Amortization of intangibles	(1,276)	(1,154)	(4,716)	(3,194)

Income from investment management business	254	2,339	11,228	15,352

General and administrative expenses	(7,638)	(4,360)	(19,538)	(12,377)
Other expenses	—	—	—	(5,000)
Provision for losses on notes receivable	—	(1,682)	(1,488)	(4,838)
Depreciation of rental property	(82,840)	(67,639)	(247,682)	(195,127)
Interest expense	(95,239)	(76,810)	(283,487)	(234,922)
Interest and other income	5,140	13,259	18,404	56,034
Equity in earnings (losses) of unconsolidated real estate partnerships	(1,767)	(254)	(6,581)	2,357
Minority interest in consolidated real estate partnerships	(1,697)	(2,129)	(4,676)	(5,730)

Income from operations	27,216	61,161	91,223	198,420
Gain (loss) on dispositions of real estate	1,462	(4,307)	2,738	4,467
Impairment loss on investment in unconsolidated real estate partnerships	—	(3,564)	—	(3,816)
Distributions to minority partners in excess of income	(11,861)	(4,302)	(21,503)	(15,274)

Income before minority interest in Aimco Operating Partnership and discontinued operations	16,817	48,988	72,458	183,797
Minority interest in Aimco Operating Partnership, preferred	(2,102)	(2,713)	(7,327)	(8,141)
Minority interest in Aimco Operating Partnership, common	(1,563)	(4,266)	(6,117)	(15,503)

Income from continuing operations	13,152	42,009	59,014	160,153
Discontinued operations:
Income from discontinued operations	27,483	4,336	62,674	2,284

Net income	40,635	46,345	121,688	162,437
Net income attributable to preferred stockholders	26,930	22,092	74,032	71,466

Net income attributable to common stockholders	$13,705	$24,253	$47,656	$90,971

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$(0.15)	$0.21	$(0.16)	$1.06

Net income attributable to common stockholders	$0.15	$0.26	$0.51	$1.09

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$(0.15)	$0.21	$(0.16)	$1.04

Net income attributable to common stockholders	$0.15	$0.26	$0.51	$1.07

Dividends declared per common share	$0.60	$0.82	$2.24	$2.46

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,688	$162,437

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	252,398	198,321
Distributions to minority partners in excess of income	21,503	15,274
Gain on dispositions of real estate	(2,738)	(4,467)
Impairment loss on investment in unconsolidated real estate partnerships	—	3,816
Income from discontinued operations	(62,674)	(2,284)
Minority interest in Aimco Operating Partnership	13,444	23,644
Minority interest in consolidated real estate partnerships	4,676	5,730
Equity in (earnings) losses of unconsolidated real estate partnerships	6,581	(2,357)
Changes in operating assets and liabilities:
Deferred income taxes	(13,333)	(109)
Other	39,592	4,238

Total adjustments	259,449	241,806

Net cash provided by operating activities	381,137	404,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(117,907)	(519,143)
Initial capital expenditures	(18,594)	(23,165)
Capital enhancements	(2,765)	(5,632)
Capital replacements	(70,620)	(60,726)
Redevelopment additions to real estate	(79,785)	(118,505)
Proceeds from dispositions of real estate	479,220	194,441
Disposition capital expenditures	(15,991)	—
Proceeds from sale of investments and other assets	3,281	22,747
Cash from newly consolidated properties	5,045	7,509
Purchase of general and limited partnership interests and other assets	(32,457)	(52,347)
Originations of notes receivable from unconsolidated real estate partnerships	(47,833)	(74,547)
Proceeds from repayment of notes receivable	40,894	53,017
Cash paid in connection with merger/acquisition related costs	(13,983)	(249,220)
Distributions received from investments in unconsolidated real estate partnerships	51,106	15,662

Net cash provided by (used in) investing activities	179,611	(809,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	351,964	651,824
Principal repayments on secured notes payable	(553,020)	(412,196)
Proceeds from tax-exempt bond financing	14,505	287,551
Principal repayments on tax-exempt bond financing	(62,774)	(395,271)
Net borrowings on term loans and revolving credit facility	108,376	206,492
Payment of loan costs	(14,080)	(9,448)
Proceeds from issuance of mandatorily redeemable preferred securities	97,250	—
Proceeds from issuance of Class A Common Stock and preferred stock, exercise of options/warrants	145,248	425,730
Principal repayments received on notes due on Class A Common Stock purchases	6,049	5,444
Redemption of preferred stock	(239,770)	—
Redemption of OP Units	(1,177)	(523)
Proceeds from issuance of High Performance Units	1,814	979
Payment of Class A Common Stock dividends	(228,933)	(202,706)
Payment of distributions to minority interest	(87,161)	(72,236)
Payment of preferred stock dividends	(68,509)	(72,499)

Net cash (used in) provided by financing activities	(530,218)	413,141

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,530	7,475
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,567	75,456
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS INCLUDED WITHIN ASSETS HELD FOR SALE FROM BEGINNING TO END OF PERIOD	(2,417)	2,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,680	$85,891

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

NOTE 1—Organization

        Apartment Investment and Management Company ("Aimco"), a Maryland corporation incorporated on January 10, 1994, owns a majority of the ownership interests in AIMCO Properties, L.P. (the "Aimco Operating Partnership") through its wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc. Aimco held approximately an 89% interest in the common partnership units and equivalents of the Aimco Operating Partnership as of September 30, 2003. AIMCO-GP, Inc. is the sole general partner of the Aimco Operating Partnership. Except where the context otherwise requires, "Company" refers to Aimco, the Aimco Operating Partnership and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships.

        As of September 30, 2003, the Company:

  •
  owned a controlling equity interest in 178,913 units in 697 properties (which the Company refers to as "consolidated");

  •
  owned a non-controlling equity interest in 67,157 units in 467 properties (which the Company refers to as "unconsolidated"), of which 58,634 units were also managed by the Company; and

  •
  provided services or managed, for third party owners, 51,847 units in 520 properties, primarily pursuant to long-term agreements (including 40,126 units in 418 properties that are asset managed only, and not property managed).

        At September 30, 2003, 94,097,550 shares of Aimco's Class A Common Stock ("Common Stock") were outstanding. Interests in the Aimco Operating Partnership that are held by limited partners other than the Company are referred to as "OP Units." Holders of common OP Units may redeem such units for cash or, at the Company's option, Common Stock. At September 30, 2003, the Aimco Operating Partnership had 11,791,486 common OP Units and equivalents outstanding. At September 30, 2003, a combined total of 105,889,036 shares of Common Stock and common OP Units and equivalents were outstanding.

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, consolidated corporate subsidiaries and consolidated real estate partnerships. As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of partnerships and subsidiaries owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership. In certain instances, including the revolving credit facility and term loans, Aimco has pledged as collateral, equity interests in certain consolidated real estate partnerships.

        Interests in consolidated real estate partnerships held by partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the Company's consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners' excess of distributions over net income, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. For the three and nine months ended September 30, 2003, such charges were $11.9 million and $21.5 million, respectively, compared to charges of $4.3 million and $15.3 million for the three and nine months ended September 30, 2002, respectively. Losses are allocated to minority partners until such time as such losses exceed the minority partners' basis, in which case, the Company recognizes 100% of the losses in operating earnings when the partnership is in a deficit equity position, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $0.4 million in depreciation related net recoveries and $1.3 million in depreciation related net losses were charged to minority interest in consolidated real estate partnerships for the three and nine months ended September 30, 2003, respectively, and $0.8 million and $1.5 million in depreciation related net losses were charged to minority interest in consolidated real estate partnerships for the three and nine months ended September 30, 2002, respectively.

NOTE 3—Notes Receivable Primarily From Unconsolidated Real Estate Partnerships

        The following table summarizes the Company's notes receivable primarily from unconsolidated real estate partnerships at September 30, 2003 and 2002 (in thousands):

	Notes Receivable Primarily From Unconsolidated Real Estate Partnerships
	September 30, 2003	September 30, 2002
Par value notes	$105,362	$115,743
Discounted notes	83,850	133,445
Less: allowance for loan losses	(4,945)	(1,682)

Total	$184,267	$247,506

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

        As of September 30, 2003 and 2002, the Company held, primarily through its consolidated corporate subsidiaries, $105.4 million and $115.7 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which the Company believes the collectibility of such amounts is both probable and estimable. As such, interest income from par value notes for the three and nine months ended September 30, 2003 totaled $3.5 million and $11.0 million, respectively, and for the three and nine months ended September 30, 2002 totaled $7.3 million and $24.2 million, respectively.

        As of September 30, 2003 and 2002, the Company held discounted notes, including accrued interest, with a carrying value of $83.9 million and $133.4 million, respectively. The total face value plus accrued interest of these notes was $147.6 million and $221.7 million at September 30, 2003 and 2002, respectively.

        The discounted notes are accounted for under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company recognizes accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the three and nine months ended September 30, 2003, the Company recognized accretion income of approximately $0.05 million ($0.00 per basic and diluted share) and $2.6 million ($0.02 per basic share and diluted share), respectively, and for the three and nine months ended September 30, 2002, the Company recognized accretion income of approximately $3.8 million ($0.04 per basic and diluted share) and $19.3 million ($0.20 per basic and diluted share), respectively. The Company generally realizes the notes receivable through collection of cash or increasing ownership of the property or of an additional equity interest in the partnership owning the property that serves as collateral for the loan.

        Included in the above total notes receivable balances, as of September 30, 2003 and 2002, are $57.2 million and $67.2 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. The Company earns interest on these notes receivable at various annual interest rates ranging between 5.5% and 12.0% and averaging 8.4%.

        The activity in the allowance for loan losses in total for both par value and discounted notes for the nine months ended September 30, 2003, is as follows (in thousands):

Balance at December 31, 2002	$5,413
Provision for losses on notes receivable	1,488
Net reductions due to property sales	(1,956)

Balance at September 30, 2003	$4,945

        The Company will continue to monitor the collectibility or impairment of each note on a periodic basis, and changes in the allowance may occur due to changes in the market environment that affect operating cash flows.

NOTE 4—Commitments and Contingencies

  Commitments

        In connection with the March 2002 acquisition of Casden Properties Inc. ("Casden"), which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust ("REIT") affiliated with Casden (collectively, the "Casden Merger") the Company has the following commitments to:

  •
  purchase two properties currently under development, upon satisfactory completion and attainment of 60% occupancy, as follows:
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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of September 30, 2003, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of September 30, 2003, the Company had invested $20.9 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. Aimco will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years (up to an aggregate amount of $50 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on the Company's assets (as of September 30, 2003, $15.0 million has been paid).

  Legal

        In addition to the matters described below, the Company is a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

  Limited Partnerships

        In connection with the Company's acquisitions of interests in real estate partnerships, it is sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements.

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

        As previously disclosed, with respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation against the Company and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. The Company denies liability to Cananwill, believes it has meritorious defenses to assert, and it will vigorously defend itself. In the event of an adverse determination, the Company will seek reimbursement of any loss from all third parties responsible for any such liability. In April 2003, the Company filed suit against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., in the United States District Court for the District of Colorado alleging Cananwill's conversion of $1.6 million of unearned premium belonging to the Company and misapplication of such funds to the alleged debt asserted in the first Cananwill lawsuit. In addition, WestRM—West Risk Markets, Ltd. ("WestRM") has sued XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens to collect on surety bonds issued by the three allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich have made the Company a third party defendant in this action, asserting that if they have any liability to WestRM, then the Company is liable to XL and Greenwich pursuant to an alleged indemnification agreement. Finally, on July 11, 2003, Highlands Insurance Company ("Highlands") filed suit in a New Jersey state court against Cananwill, the Company, XL and Greenwich asserting the liability of the Company as a principal on surety bonds issued by Highlands in the event Highlands has any liability to Cananwill on the aforementioned Cananwill claim. The Company believes it has meritorious defenses to assert, will vigorously defend itself against claims brought against it, and will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, in 1998 and 1999, prior to the March 2002 Casden Merger in which Aimco acquired National Partnership Investments Corp. ("NAPICO"), investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner commenced an action against NAPICO and certain other defendants. The claims related to activities that pre-dated the Casden Merger and included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships. On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

        On August 11, 2003, Aimco and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants. On September 24, 2003, BattleFowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however the court has not yet ruled on the matter.

        On August 12, 2003, in connection with the Stipulation of Settlement, NAPICO and Aimco executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, Aimco and their affiliates, (3) Aimco or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulation of Settlement in exchange for 531,915 shares of Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in Item (4) in shares of Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

        The Company does not believe that the ultimate outcome of the litigation involving NAPICO and certain other defendants will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        On August 8, 2003 the Aimco Operating Partnership was served with a complaint in the United States District Court, District of Columbia alleging that it willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty hours per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges that the Aimco Operating Partnership failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. The Aimco Operating Partnership has filed an answer to the complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE 5—Mandatorily Redeemable Preferred Securities

        Effective July 1, 2003, the Company, as a result of Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was required to reclassify the Class S Cumulative Redeemable Preferred Stock (the "Class S Preferred Stock") and Trust Based Convertible Preferred Securities ("TOPRS") from between the liabilities and equity section of the consolidated balance sheet to liabilities (see Note 16 for further details on SFAS 150).

        On April 30, 2003, the Company sold 4,000,000 shares ($100 million) of Class S Preferred Stock, par value $0.01 per share through a private placement to an institutional investor. The Company used the net proceeds of approximately $97 million to redeem $60 million of Class C Cumulative Preferred Stock (the "Class C Preferred Stock") (see Note 6) and to pay

down borrowings on the Company's revolving credit facility. The initial dividend rate on the Class S Preferred Stock is based on three-month LIBOR plus 2.75%. These dividends are cumulative from the date of original issuance and are payable quarterly. From the first anniversary of the date of original issuance through October 31, 2004, the dividend rate on the Class S Preferred Stock increases to the three-month LIBOR plus 6.0% with additional increases thereafter. Under SFAS 150, the dividends paid on the Class S Preferred Stock are recorded to interest expense in the amount of $1.0 million for the three months ended September 30, 2003. Class S Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Common Stock, the holders of Class S Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class S Preferred Stock is redeemable for a maximum amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption, as follows: (i) at the option of the holder, upon the occurrence of certain events or (ii) at the option of the Company, at any time, with a mandatory redemption date of April 30, 2043. Depending on the date fixed for redemption, the Class S Preferred Stock is redeemable at varying per share amounts as follows: (i) on or before October 31, 2003, $24.50; (ii) on or before January 31, 2004, $24.63; (iii) on or before April 30, 2004, $24.75; or (iv) any time after April 30, 2004, $25.00. The Company intends to redeem the Class S Preferred Stock within one year of its issuance with proceeds from property sales. The redemption value of the Class S Preferred Stock at the date of adoption of SFAS 150 was $97.75 million. As a result, the Company reclassified this amount as a liability as of July 1, 2003. Based on the redemption terms of the Class S Preferred Stock, as described above, the redemption price at September 30, 2003 was $98.0 million. Therefore, in accordance with SFAS 150, the Company recognized an additional liability and incurred interest expense in the amount of $0.25 million in the three months ended September 30, 2003.

        The Company also includes TOPRS, which it assumed in connection with the Insignia merger in 1998, in mandatorily redeemable preferred securities. As of September 30, 2003, $15.2 million was outstanding of the $149.5 million that was originally assumed. The redemption value of the TOPRS at the date of adoption of SFAS 150 was $15.2 million and therefore the Company reclassified this amount as a liability as of July 1, 2003. As of September 30, 2003, the redemption value of the TOPRS remains $15.2 million.

NOTE 6—Stockholders' Equity

  Preferred Stock

        On June 30, 2003, using proceeds from the issuance of the Class S Preferred Stock, the Company redeemed for cash all 2,400,000 outstanding shares of its Class C Preferred Stock at a redemption price per share of $25.00 plus an amount equal to accumulated and unpaid dividends through June 30, 2003, for a total of $25.475 per share.

        On July 31, 2003, the Company sold 6,000,000 shares ($150 million) of Class T Cumulative Preferred Stock, par value $0.01 per share (the "Class T Preferred Stock") in a registered public offering. The Company used the net proceeds of approximately $145 million to redeem other preferred securities as described below. Holders of the Class T Preferred Stock are entitled to receive quarterly dividend payments of $0.50 per share, equivalent to $2.00 per share on an annual basis, or 8% of the $25 per share liquidation preference, beginning on October 15, 2003. Class T Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Common Stock, the holders of Class T Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class T Preferred Stock is redeemable at the option of the Company beginning July 31, 2008 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

        On August 18, 2003, the Company redeemed 1,500,000 shares of its Class D Cumulative Preferred Stock, par value $0.01 per share (the "Class D Preferred Stock") at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share. Following this redemption, as of September 30, 2003, 2,700,000 shares of Class D Preferred Stock remained outstanding.

        On August 18, 2003, the Company redeemed all 2,000,000 outstanding shares of its Class H Cumulative Preferred Stock, par value $0.01 per share (the "Class H Preferred Stock") at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2243 per share.

        On August 18, 2003, the Company redeemed for cash all 2,500,000 outstanding shares of its Class L Convertible Cumulative Preferred Stock, par value $0.01 per share (the "Class L Preferred Stock") at a redemption price of $25 per share. Accumulated and unpaid dividends of $0.5625 per share were paid on August 28, 2003, the scheduled dividend payment date.

        On August 18, 2003, the Company redeemed for cash all 1,200,000 outstanding shares of its Class M Convertible Cumulative Preferred Stock, par value $0.01 per share (the "Class M Preferred Stock") for a total redemption price of $25.7313 per share, which included $0.2313 of accumulated and unpaid dividends through August 18, 2003 and a 2%, or $0.50 per share, redemption premium. The redemption premium was included in preferred dividends for the three and nine months ended September 30, 2003.

        On July 31, 2003, the Securities and Exchange Commission ("SEC") clarified Emerging Issues Task Force, Topic No. D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock ("Topic D-42"). See Note 16 for further information on Topic D-42. The redemption of the Class C Preferred Stock in second quarter 2003 resulted in $2.2 million of redemption related preferred stock issuance costs retroactively deducted from net income to arrive at net income attributable to common stockholders and thereby reduced by $0.02 the Company's previously reported earnings per basic and diluted common share for the three months ended June 30, 2003. Additionally, the redemptions in third quarter 2003 of the Class H Preferred Stock, the Class L Preferred Stock, and the Class M Preferred Stock and the partial redemption in third quarter 2003 of the Class D Preferred Stock resulted in $5.5 million of redemption related preferred stock issuance costs being deducted from net income to arrive at net income attributable to common stockholders and thereby reduced by $0.06 the Company's earnings per basic and diluted common share for the three months ended September 30, 2003. All of these redemption related preferred stock issuance costs have thereby reduced earnings per basic and diluted common share for the nine months ended September 30, 2003.

  Common Stock

        During the three and nine months ended September 30, 2003, approximately 35,000 and 119,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption. During the three months ended September 30, 2003, approximately 8,000 shares of Common Stock were issued in exchange for preferred OP Units tendered for redemption.

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

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income attributable to common stockholders, as reported	$13,705	$24,253	$47,656	$90,971
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	1,390	1,283	3,829	3,563
Stock options	251	—	669	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,390)	(1,283)	(3,829)	(3,563)
Stock options	(1,061)	(1,897)	(3,637)	(5,691)
Add: Minority interest in Aimco Operating Partnership	93	247	341	740

Pro forma net income attributable to common stockholders	$12,988	$22,603	$45,029	$86,020

Basic earnings per common share:
Reported	$0.15	$0.26	$0.51	$1.09
Pro forma	$0.14	$0.25	$0.49	$1.03
Diluted earnings per common share:
Reported	$0.15	$0.26	$0.51	$1.07
Pro forma	$0.14	$0.24	$0.48	$1.01

NOTE 8—Earnings Per Share

        Earnings per share is calculated based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$13,152	$42,009	$59,014	$160,153
Less: Net income attributable to preferred stockholders	(26,930)	(22,092)	(74,032)	(71,466)

Numerator for basic and diluted earnings per share—Income (loss) from continuing operations	$(13,778)	$19,917	$(15,018)	$88,687

Net income	$40,635	$46,345	$121,688	$162,437
Less: Net income attributable to preferred stockholders	(26,930)	(22,092)	(74,032)	(71,466)

Numerator for basic and diluted earnings per share—Net income attributable to common stockholders	$13,705	$24,253	$47,656	$90,971

Denominator:
Denominator for basic earnings per share—weighted average number of shares of common stock outstanding	92,839	91,831	92,759	83,443
Effect of dilutive securities:
Dilutive potential common shares	210	904	130	1,399

Denominator for diluted earnings per share	93,049	92,735	92,889	84,842

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.15)	$0.21	$(0.16)	$1.06
Income from discontinued operations	$0.30	$0.05	$0.67	$0.03

Net income attributable to common stockholders	$0.15	$0.26	$0.51	$1.09

Diluted earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.15)	$0.21	$(0.16)	$1.04
Income from discontinued operations	$0.30	$0.05	$0.67	$0.03

Net income attributable to common stockholders	$0.15	$0.26	$0.51	$1.07

        All of the Company's convertible preferred stock is anti-dilutive on an "as converted" basis, therefore, all of the dividends payable on the convertible preferred stock are deducted to arrive at the numerator and no additional shares are included in the denominator. The common share equivalents related to approximately 5.6 million and 9.0 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards for the three and nine months ended September 30, 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive. Similarly, the common share equivalents related to approximately 3.5 million and 1.6 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards have been excluded for the three and nine months ended September 30, 2002, respectively.

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

        All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. No single resident or related group of residents contributed 10% or more of total revenues during the three and nine months ended September 30, 2003 or 2002.

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

        Certain reclassifications have been made to 2002 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the requirements of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") and intercompany eliminations. In addition, on October 1, 2003, the National Association of Real Estate Investment Trusts ("NAREIT") clarified its definition of funds from operations to include impairment losses, which previously had been added back to calculate funds from operations. In the three months ended September 30, 2003, and effective for all prior periods presented, in accordance with this clarification the Company no longer adds back impairment losses when computing funds from operations. As a result, funds from operations for the three months ended September 30, 2003 includes impairment losses of $0.6 million, and for the nine months ended September 30, 2003, includes an adjustment of $7.9 million to reflect this change. Funds from operations for the three and nine months ended September 30, 2002 includes an adjustment of $3.6 million and $4.0 million, respectively, to reflect this change. Finally, as a result of the SEC's interpretation of Topic D-42, the Company included in funds from operations redemption related preferred stock issuance costs in the three months ended September 30, 2003, and effective for all prior periods. Therefore, funds from operations for the three months ended September 30, 2003 includes issuance costs of $5.5 million and funds from operations for the nine months ended September 30, 2003 includes an adjustment of $2.2 million to reflect this change.

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the three and nine months ended September 30, 2003 and 2002, from these segments, and a reconciliation of free cash flow, funds from operations, and adjusted funds from operations, to net income (in thousands, except ownership equivalent units and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended September 30, 2003 and 2002

(in thousands, except unit and monthly rents data)

	2003				2002
	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 11,429 and 8,812 for 2003 and 2002)	$26,958	$727	$27,685	15.1%	$19,907	$1,100	$21,007	11.5%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 10,167 and 9,543 for 2003 and 2002)	20,446	448	20,894	11.4%	15,477	721	16,198	8.9%
Average monthly rent $900 to $1,000 per unit (equivalent units of 14,439 and 10,644 for 2003 and 2002)	26,871	461	27,332	15.0%	19,866	588	20,454	11.2%
Average monthly rent $800 to $900 per unit (equivalent units of 6,636 and 13,089 for 2003 and 2002)	12,105	339	12,444	6.8%	21,351	235	21,586	11.8%
Average monthly rent $700 to $800 per unit (equivalent units of 15,712 and 14,881 for 2003 and 2002)	20,474	610	21,084	11.5%	18,789	1,863	20,652	11.3%
Average monthly rent $600 to $700 per unit (equivalent units of 33,582 and 34,444 for 2003 and 2002)	33,684	952	34,636	19.0%	33,718	3,207	36,925	20.3%
Average monthly rent $500 to $600 per unit (equivalent units of 37,159 and 31,083 for 2003 and 2002)	27,055	1,173	28,228	15.4%	23,973	2,773	26,746	14.7%
Average monthly rent less than $500 per unit (equivalent units of 15,134 and 15,596 for 2003 and 2002)	6,636	412	7,048	3.9%	6,807	793	7,600	4.2%

Subtotal conventional real estate contribution to Free Cash Flow (equivalent units of 144,258 and 138,092 for 2003 and 2002)	174,229	5,122	179,351	98.1%	159,888	11,280	171,168	93.9%
Affordable Apartments (equivalent units of 22,538 and 23,041 for 2003 and 2002)	13,857	5,662	19,519	10.7%	13,139	5,362	18,501	10.1%
College housing (equivalent units of 2,403 and 2,489 for 2003 and 2002)	1,827	35	1,862	1.0%	2,192	68	2,260	1.2%
Other real estate	736	1	737	0.4%	841	37	878	0.5%
Minority interest	(17,737)	—	(17,737)	(9.7)%	(21,181)	—	(21,181)	(11.6)%

Total real estate contribution to Free Cash Flow	172,912 (1)	10,820	183,732	100.5%	154,879 (1)	16,747	171,626	94.1%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	690	—	690	0.4%	3,029	—	3,029	1.7%
Third party with terms in excess of one year	466	—	466	0.3%	529	—	529	0.3%
Third party cancelable in 30 days	299	—	299	0.2%	271	—	271	0.1%
Insurance claim losses	(793)	—	(793)	(0.5)%	(1,101)	—	(1,101)	(0.6)%

Investment management business contribution to Free Cash Flow before activity based fees	662	—	662	0.4%	2,728	—	2,728	1.5%
Activity based fees	868	—	868	0.5%	765	—	765	0.4%

Total investment management business contribution to Free Cash Flow	1,530 (2)	—	1,530	0.9%	3,493 (2)	—	3,493	1.9%
Interest and other income
General partner loan interest	3,507	—	3,507	1.9%	7,260	—	7,260	4.0%
Transactional income	46	—	46	0.0%	3,791	—	3,791	2.1%
Money market and interest bearing accounts	1,587	—	1,587	0.9%	2,208	—	2,208	1.2%

Total interest and other income contribution to Free Cash Flow	5,140	—	5,140	2.8%	13,259	—	13,259	7.3%
General and administrative expenses	(7,638)	—	(7,638)	(4.2)%	(4,360)	—	(4,360)	(2.4)%
Provision for losses on notes receivable	—	—	—	(0.0)%	(1,682)	—	(1,682)	(0.9)%

Free Cash Flow (FCF)(3)	$171,944	$10,820	$182,764	100.0%	$165,589	$16,747	$182,336	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended September 30, 2003 and 2002

(in thousands, except per share/unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$171,944	$10,820	$182,764	$165,589	$16,747	$182,336
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(80,054)	(7,132)	(87,186)	(69,508)	(11,657)	(81,165)
Long-term, floating rate	(8,577)	(73)	(8,650)	(4,866)	(353)	(5,219)
Short-term	(2,845)	(11)	(2,856)	(2,496)	—	(2,496)
Lines of credit and other unsecured debt	(6,168)	—	(6,168)	(4,252)	—	(4,252)
Interest expense on mandatorily redeemable preferred securities	(1,288)	—	(1,288)	—	—	—
Interest expense on mandatorily redeemable convertible preferred securities	(247)	—	(247)	(365)	—	(365)
Interest capitalized	3,940	102	4,042	4,677	515	5,192

Total interest expense before minority interest	(95,239)	(7,114)	(102,353)	(76,810)	(11,495)	(88,305)
Minority interest share of interest expense	8,494	—	8,494	10,932	—	10,932

Total interest expense after minority interest	(86,745)	(7,114)	(93,859)	(65,878)	(11,495)	(77,373)
Distributions on preferred OP Units	(2,102)	—	(2,102)	(2,713)	—	(2,713)
Dividends on preferred stock	(26,930)	—	(26,930)	(22,092)	—	(22,092)

Total dividends/distributions on preferred OP Units and securities	(29,032)	—	(29,032)	(24,805)	—	(24,805)
Capital Replacements/Enhancements	20,354	816	21,170	22,377	3,309	25,686
Amortization of intangibles	(1,276)	—	(1,276)	(1,154)	—	(1,154)
Gain (loss) on dispositions of real estate	1,462	—	1,462	(4,307)	—	(4,307)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,564)	—	(3,564)
Income from discontinued operations	27,483	—	27,483	4,336	—	4,336
Real estate depreciation, net of minority interest	(75,294)	(6,289)	(81,583)	(59,519)	(8,815)	(68,334)
Distributions to minority partners in excess of income	(11,861)	—	(11,861)	(4,302)	—	(4,302)

Net income (loss) attributable to common OP Unitholders and stockholders	17,035	(1,767)	15,268	28,773	(254)	28,519
(Gain) loss on dispositions of real estate	(1,462)	—	(1,462)	4,307	—	4,307
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(22,908)	—	(22,908)	129	—	129
Real estate depreciation, net of minority interest	1,208	—	1,208	5,530	—	5,530
Distributions to minority partners in excess of income	(3,613)	—	(3,613)	—	—	—
Income tax arising from disposals	806	—	806	(127)	—	(127)
Real estate depreciation, net of minority interest	75,294	6,289	81,583	59,519	8,815	68,334
Distributions to minority partners in excess of income	11,861	—	11,861	4,302	—	4,302
Amortization of intangibles	1,276	—	1,276	1,154	—	1,154

Funds From Operations (FFO) attributable to common OP Unitholders and stockholders(3)	79,497	4,522	84,019	103,587	8,561	112,148
Capital Replacements(4)	(20,141)	(816)	(20,957)	(21,204)	(3,274)	(24,478)
Capital Enhancements(4)	(213)	—	(213)	(1,173)	(35)	(1,208)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	3,564	—	3,564
Impairment loss on real estate assets sold or held for sale, net of minority interest	619	—	619	—	—	—
Redemption related preferred stock issuance costs	5,490	—	5,490	—	—	—

Adjusted Funds From Operations (AFFO) attributable to common OP Unitholders and stockholders(3)	$65,252	$3,706	$68,958	$84,774	$5,252	$90,026

	Earnings	Shares/Units	Earnings Per Share/Unit	Earnings	Shares/Units	Earnings Per Share/Unit
Net Income
Basic	15,268	104,684	$0.15	28,519	104,589	$0.27
Diluted	15,268	104,894	$0.15	28,519	105,493	$0.27
FFO
Basic	84,019	104,684		112,148	104,589
Diluted	86,363	107,889		121,921	114,518
AFFO
Basic	68,958	104,684		90,026	104,589
Diluted	71,302	107,889		92,443	108,132

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Nine Months Ended September 30, 2003 and 2002

(in thousands, except unit and monthly rents data)

	2003				2002
	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 10,169 and 9,229 for 2003 and 2002)	$74,187	$2,738	$76,925	14.1%	$61,444	$2,830	$64,274	11.2%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,421 and 6,644 for 2003 and 2002)	58,093	1,093	59,186	10.8%	34,752	2,372	37,124	6.5%
Average monthly rent $900 to $1,000 per unit (equivalent units of 13,244 and 10,760 for 2003 and 2002)	69,705	1,481	71,186	13.0%	60,625	2,694	63,319	11.0%
Average monthly rent $800 to $900 per unit (equivalent units of 8,767 and 13,517 for 2003 and 2002)	40,454	997	41,451	7.6%	64,585	1,992	66,577	11.6%
Average monthly rent $700 to $800 per unit (equivalent units of 15,123 and 18,229 for 2003 and 2002)	56,062	2,074	58,136	10.6%	69,658	5,681	75,339	13.1%
Average monthly rent $600 to $700 per unit (equivalent units of 32,872 and 32,896 for 2003 and 2002)	101,525	3,190	104,715	19.2%	101,399	10,381	111,780	19.5%
Average monthly rent $500 to $600 per unit (equivalent units of 36,806 and 30,362 for 2003 and 2002)	84,115	3,262	87,377	16.0%	71,428	8,687	80,115	14.0%
Average monthly rent less than $500 per unit (equivalent units of 17,197 and 13,499 for 2003 and 2002)	26,656	1,298	27,954	5.1%	17,760	869	18,629	3.2%

Subtotal conventional real estate contribution to Free Cash Flow (equivalent units of 143,599 and 135,136 for 2003 and 2002)	510,797	16,133	526,930	96.4%	481,651	35,506	517,157	90.1%
Affordable Apartments (equivalent units of 22,491 and 22,511 for 2003 and 2002)	40,503	13,999	54,502	10.0%	32,180	17,448	49,628	8.7%
College housing (equivalent units of 2,455 and 2,510 for 2003 and 2002)	6,312	190	6,502	1.2%	7,527	224	7,751	1.4%
Other real estate	2,303	(1)	2,302	0.4%	3,192	106	3,298	0.6%
Minority interest	(56,943)	—	(56,943)	(10.4)%	(56,675)	—	(56,675)	(9.9)%

Total real estate contribution to Free Cash Flow	502,972 (1)	30,321	533,293	97.6%	467,875 (1)	53,284	521,159	90.9%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	10,518	—	10,518	1.9%	17,862	—	17,862	3.1%
Third party with terms in excess of one year	844	—	844	0.2%	1,636	—	1,636	0.3%
Third party cancelable in 30 days	475	—	475	0.1%	799	—	799	0.1%
Insurance claim losses	(3,074)	—	(3,074)	(0.6)%	(7,021)	—	(7,021)	(1.2)%

Investment management business contribution to Free Cash Flow before activity based fees	8,763	—	8,763	1.6%	13,276	—	13,276	2.3%
Activity based fees	7,181	—	7,181	1.3%	5,270	—	5,270	0.9%

Total investment management business contribution to Free Cash Flow	15,944 (2)	—	15,944	2.9%	18,546 (2)	—	18,546	3.2%
Interest and other income
General partner loan interest	11,033	—	11,033	2.0%	24,164	—	24,164	4.2%
Transactional income	2,585	—	2,585	0.5%	27,071	—	27,071	4.7%
Money market and interest bearing accounts	4,786	—	4,786	0.9%	4,799	—	4,799	0.8%

Total interest and other income contribution to Free Cash Flow	18,404	—	18,404	3.4%	56,034	—	56,034	9.7%
General and administrative expenses	(19,538)	—	(19,538)	(3.6)%	(12,377)	—	(12,377)	(2.1)%
Other expenses	—	—	—	(0.0)%	(5,000)	—	(5,000)	(0.9)%
Provision for losses on notes receivable	(1,488)	—	(1,488)	(0.3)%	(4,838)	—	(4,838)	(0.8)%

Free Cash Flow (FCF)(3)	$516,294	$30,321	$546,615	100.0%	$520,240	$53,284	$573,524	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Nine Months Ended September 30, 2003 and 2002

(in thousands, except per share/unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$516,294	$30,321	$546,615	$520,240	$53,284	$573,524
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(241,076)	(22,127)	(263,203)	(205,576)	(33,664)	(239,240)
Long-term, floating rate	(17,896)	(981)	(18,877)	(15,842)	(1,870)	(17,712)
Short-term	(17,456)	(126)	(17,582)	(8,738)	—	(8,738)
Lines of credit and other unsecured debt	(17,433)	—	(17,433)	(16,488)	—	(16,488)
Interest expense on mandatorily redeemable preferred securities	(1,288)	—	(1,288)	—	—	—
Interest expense on mandatorily redeemable convertible preferred securities	(741)	—	(741)	(882)	—	(882)
Interest capitalized	12,403	485	12,888	12,604	1,599	14,203

Total interest expense before minority interest	(283,487)	(22,749)	(306,236)	(234,922)	(33,935)	(268,857)
Minority interest share of interest expense	28,318	—	28,318	28,141	—	28,141

Total interest expense after minority interest	(255,169)	(22,749)	(277,918)	(206,781)	(33,935)	(240,716)
Distributions on preferred OP Units	(7,327)	—	(7,327)	(8,141)	—	(8,141)
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	(98)
Dividends on preferred stock	(74,032)	—	(74,032)	(71,466)	—	(71,466)

Total dividends/distributions on preferred OP Units and securities	(81,359)	—	(81,359)	(79,705)	—	(79,705)
Capital Replacements/Enhancements	65,128	5,178	70,306	58,121	9,030	67,151
Amortization of intangibles	(4,716)	—	(4,716)	(3,194)	—	(3,194)
Gain on dispositions of real estate	2,738	—	2,738	4,467	—	4,467
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,816)	—	(3,816)
Income from discontinued operations	62,674	—	62,674	2,284	—	2,284
Real estate depreciation, net of minority interest	(223,733)	(19,331)	(243,064)	(172,225)	(26,022)	(198,247)
Distributions to minority partners in excess of income	(21,503)	—	(21,503)	(15,274)	—	(15,274)

Net income (loss) attributable to common OP Unitholders and stockholders	60,354	(6,581)	53,773	104,117	2,357	106,474
Gain on dispositions of real estate	(2,738)	—	(2,738)	(4,467)	—	(4,467)
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(66,930)	—	(66,930)	10,432	—	10,432
Real estate depreciation, net of minority interest	9,712	—	9,712	18,642	—	18,642
Distributions to minority partners in excess of income	(4,650)	—	(4,650)	1,321	—	1,321
Income tax arising from disposals	5,112	—	5,112	552	—	552
Real estate depreciation, net of minority interest	223,733	19,331	243,064	172,225	26,022	198,247
Distributions to minority partners in excess of income	21,503	—	21,503	15,274	—	15,274
Amortization of intangibles	4,716	—	4,716	3,194	—	3,194

Funds From Operations (FFO) attributable to common OP Unitholders and stockholders(3)	250,812	12,750	263,562	321,290	28,379	349,669
Capital Replacements(4)	(62,788)	(5,141)	(67,929)	(52,684)	(8,317)	(61,001)
Capital Enhancements(4)	(2,340)	(37)	(2,377)	(5,437)	(713)	(6,150)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	3,816	—	3,816
Impairment loss on real estate assets sold or held for sale, net of minority interest	8,560	—	8,560	210	—	210
Redemption related preferred stock issuance costs	7,645	—	7,645	—	—	—

Adjusted Funds From Operations (AFFO) attributable to common OP Unitholders and stockholders(3)	$201,889	$7,572	$209,461	$267,195	$19,349	$286,544

	Earnings	Shares/Units	Earnings Per Share/Unit	Earnings	Shares/Units	Earnings Per Share/Unit
Net Income
Basic	53,773	104,714	$0.51	106,474	95,906	$1.11
Diluted	53,773	104,844	$0.51	106,474	97,305	$1.09
FFO
Basic	263,562	104,714		349,669	95,906
Diluted	274,558	109,117		389,782	109,856
AFFO
Basic	209,461	104,714		286,544	95,906
Diluted	216,392	107,723		308,684	104,759

(1)
Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated real estate contribution to Free Cash Flow	$172,912	$154,879	$502,972	$467,875
Plus: Minority Interest	17,737	21,181	56,943	56,675
Plus: Capital Replacements	20,141	21,204	62,788	52,684
Plus: Capital Enhancements	213	1,173	2,340	5,437
Plus: Property operating expenses	166,400	137,292	485,993	378,327

Rental and other property revenues	$377,403	$335,729	$1,111,036	$960,998

(2)
Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated investment management business contribution to Free Cash Flow	$1,530	$3,493	$15,944	$18,546
Plus: Management and other expenses	13,400	18,642	31,633	48,304

Management fees and other income primarily from affiliates	$14,930	$22,135	$47,577	$66,850

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

•
"Free Cash Flow" or "FCF" is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. It also includes cash flows generated from the Investment Management Business, interest and other income, general and administrative expenses, provision for losses on notes receivable and other expenses incurred by the Company. FCF measures profitability prior to the cost of capital. Because the Company has substantial unconsolidated real estate interests, FCF is useful for management and investors to understand, in addition to consolidated cash flows, cash flows from the Company's unconsolidated real estate holdings.

•
"Funds From Operations" or "FFO" is a commonly used measure of REIT performance and is defined by the Board of Governors of NAREIT as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles and distributions to minority partners in excess of income. The Company calculates FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends/distributions on preferred stock/partnership units (net of preferred dividends/distributions relating to convertible securities the conversion of which is dilutive to FFO) and adding back the interest expense on mandatorily redeemable convertible preferred securities, the conversion of which is dilutive to FFO. FFO captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. The Company's basis for computing FFO may not be comparable with that of other real estate investment trusts.

  •
  "Adjusted Funds From Operations" or "AFFO" is defined by the Company as FFO less Capital Replacement spending and, for second quarter 2002 and subsequent periods, Capital Enhancement spending, plus non-cash charges for redemption related preferred stock issuance costs and impairment losses. Similar to FFO, AFFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and AFFO also reflects that Capital Replacements are necessary to maintain, and Capital Enhancements are made to improve, the associated real estate assets. Capital Replacement spending was equal to $135 and $434 per unit for the three and nine months ended September 30, 2003, respectively, and $150 and $364 per unit for the three and nine months ended September 30, 2002, respectively. Capital Enhancement spending was equal to $1 and $15 per unit for the three and nine months ended September 30, 2003, respectively, and $9 and $37 per unit for the three and nine months ended September 30, 2002, respectively. In second quarter 2003, the Company began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year. In third quarter 2003, the Company began to include in Disposition Capital Expenditures capital expenditures on certain of the Company's affordable properties that are expected to be sold upon completion of regulatory requirements. The Company believes that capital expenditures on such properties are appropriately included in Disposition Capital Expenditures because of the regulatory framework under which these properties are financed or operated. Specifically, the Company is limited in the amount of proceeds that the Company is permitted to receive in distribution from the properties' operations. Amounts in excess of that limitation must be reinvested in the property or forfeited to the applicable government agency. The Company typically elects to spend amounts in excess of the distribution limit on property improvements, and the Company expects that upon a sale of the property that the expenditures will be recovered. Prior to these changes, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO.

(4)
Beginning in second quarter 2002, the Company began deducting Capital Enhancement spending in determining AFFO. Beginning in second quarter 2003, the Company began excluding Disposition Capital Expenditures (see (3) above for further information) from Capital Replacements. The deduction of Capital Enhancements and the exclusion of Disposition Capital Expenditures are reflected on a prospective basis.

Reconciliation of FCF, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$182,764	$84,019	$68,958	$182,336	$112,148	$90,026
Total interest expense after minority interest	(93,859)	—	—	(77,373)	—	—
Distributions on preferred OP Units	—	2,102	2,102	—	2,713	2,713
Dividends on preferred stock	—	26,930	26,930	—	22,092	22,092
Redemption related preferred stock issuance costs	—	—	(5,490)	—	—	—
Real estate depreciation, net of minority interest	(81,583)	(81,583)	(81,583)	(68,334)	(68,334)	(68,334)
Distributions to minority partners in excess of income	(11,861)	(11,861)	(11,861)	(4,302)	(4,302)	(4,302)
Discontinued operations:
Income from operations	27,483	—	—	4,336	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	22,908	22,908	—	(129)	(129)
Impairment loss on real estate assets sold or held for sale, net of minority interest	—	—	(619)	—	—	—
Real estate depreciation, net of minority interest	—	(1,208)	(1,208)	—	(5,530)	(5,530)
Distributions to minority partners in excess of income	—	3,613	3,613	—	—	—
Income tax arising from disposals	—	(806)	(806)	—	127	127
Capital Replacements	20,957	—	20,957	24,478	—	24,478
Capital Enhancements	213	—	213	1,208	—	1,208
Amortization of intangibles	(1,276)	(1,276)	(1,276)	(1,154)	(1,154)	(1,154)
Gain (loss) on dispositions of real estate	1,462	1,462	1,462	(4,307)	(4,307)	(4,307)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,564)	—	(3,564)
Minority interest in Aimco Operating Partnership	(3,665)	(3,665)	(3,665)	(6,979)	(6,979)	(6,979)

Net income	$40,635	$40,635	$40,635	$46,345	$46,345	$46,345

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$546,615	$263,562	$209,461	$573,524	$349,669	$286,544
Total interest expense after minority interest	(277,918)	—	—	(240,716)	—	—
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	—
Distributions on preferred OP Units	—	7,327	7,327	—	8,141	8,141
Redemption related preferred stock issuance costs	—	—	(7,645)	—	—	—
Dividends on preferred stock	—	74,032	74,032	—	71,466	71,466
Real estate depreciation, net of minority interest	(243,064)	(243,064)	(243,064)	(198,247)	(198,247)	(198,247)
Distributions to minority partners in excess of income	(21,503)	(21,503)	(21,503)	(15,274)	(15,274)	(15,274)
Discontinued operations:
Income from operations	62,674	—	—	2,284	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	66,930	66,930	—	(10,432)	(10,432)
Impairment loss on real estate assets sold or held for sale, net of minority interest	—	—	(8,560)	—	—	(210)
Real estate depreciation, net of minority interest	—	(9,712)	(9,712)	—	(18,642)	(18,642)
Distributions to minority partners in excess of income	—	4,650	4,650	—	(1,321)	(1,321)
Income tax arising from disposals	—	(5,112)	(5,112)	—	(552)	(552)
Capital Replacements	67,929	—	67,929	61,001	—	61,001
Capital Enhancements	2,377	—	2,377	6,150	—	6,150
Amortization of intangibles	(4,716)	(4,716)	(4,716)	(3,194)	(3,194)	(3,194)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,816)	—	(3,816)
Gain on dispositions of real estate	2,738	2,738	2,738	4,467	4,467	4,467
Minority interest in Aimco Operating Partnership	(13,444)	(13,444)	(13,444)	(23,644)	(23,644)	(23,644)

Net income	$121,688	$121,688	$121,688	$162,437	$162,437	$162,437

Assets (in thousands):	September 30, 2003	December 31, 2002
Total assets for reportable segments(1)	$9,820,220	$10,020,551
Corporate and other assets	362,709	296,050

Total consolidated assets	$10,182,929	$10,316,601

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

        At September 30, 2003, the Company did not meet the required measurement benchmarks for the Class IV Units, Class V Units or Class VI Units. Therefore, the Company has not recorded any value to the Class IV Units, Class V Units or Class VI Units in the consolidated financial statements as of September 30, 2003, and such High Performance Units have had no dilutive effect.

        Aimco has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total number of shares of Common Stock that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of September 30, 2003:

Type of Security	As of September 30, 2003
Common Stock	94,097,550
Common OP Units and equivalents	11,791,486
Vested options and warrants	5,893,088
Convertible preferred stock	5,595,087
Convertible preferred OP Units	2,457,913
Convertible debt securities (TOPRS)	305,782

Total	120,140,906

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

        At September 30, 2003, the Company had nine properties with an aggregate of 1,974 units classified as held for sale. The results of operations of these properties were included within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, the Company sold 51 properties with an aggregate of 12,929 units. The results of operations of these 51 properties before the sale and the related gain/loss on sale were also included in discontinued operations for the three and nine months ended September 30, 2003 and 2002. During 2002, the Company sold 42 properties with an aggregate of 8,547 units. The results of operations of these 42 properties before the sale and the related gain/loss on sale were included in discontinued operations for the three and nine months ended September 30, 2002.

        The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$10,421	$33,242	$51,167	$106,629
Property operating expense	(5,848)	(15,234)	(25,210)	(45,892)

Income from property operations	4,573	18,008	25,957	60,737

Depreciation of rental property	(1,309)	(6,227)	(10,606)	(20,635)
Interest expense	(628)	(7,767)	(10,696)	(25,250)
Interest and other income	—	135	—	506
Minority interest in consolidated real estate partnerships	(249)	189	111	(559)

Income from operations	2,387	4,338	4,766	14,799
Gain (loss) on dispositions of real estate, net of minority interest	22,908	(129)	66,930	(10,432)
Impairment losses on real estate assets sold or held for sale	(619)	—	(8,560)	(210)
Distributions to minority partners in excess of income	3,613	—	4,650	(1,321)
Income tax arising from disposals	(806)	127	(5,112)	(552)

Income from discontinued operations	$27,483	$4,336	$62,674	$2,284

        The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). The Company expects that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $70.6 million at September 30, 2003 include real estate net book value of $61.1 million, cash and cash equivalents of $3.4 million and restricted cash of $2.9 million. The estimated proceeds, less anticipated costs to sell some of these assets, were less than the net book value, and therefore impairments of $0.6 million and $8.6 million were recorded for the three and nine months ended September 30, 2003, respectively. Liabilities related to assets classified as held for sale of $53.9 million at September 30, 2003 include mortgage debt of $49.6 million. The $220.1 million of assets held for sale at December 31, 2002, represented 31 properties with 7,312 units that were classified as assets held for sale during 2002 and 2003. Properties other than the above, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144.

NOTE 12—Acquisitions and Mergers

        During 2001, the Company acquired an approximate 50% interest in the partnership that owns Lincoln Place, a 795-unit apartment community in Venice, California. This acquisition was funded through the payment of cash and the issuance of Class Nine Partnership Preferred Units (the "Class Nine Preferred Units"). In July 2003, the Company acquired the remaining 50% interest in Lincoln Place for a purchase price of approximately $63 million in cash and assumed non-recourse mortgage debt. In connection with this transaction, the Company repurchased for approximately $33 million all 1,077,485 outstanding Class Nine Preferred Units that were issued in connection with the 2001 purchase and approximately 147,000 common OP Units that had been issued upon conversion of Class Nine Preferred Units issued in the 2001 purchase.

        On August 25, 2003, the Company completed the acquisition of a certain New York City area property (the "New York Property Acquisition"). In this property acquisition, the Company acquired a property with five contiguous conventional mid-rise apartment buildings located in mid-Manhattan. These buildings include 58 residential units and 12 commercial spaces. The total cost of the acquisition included a purchase price of $37.6 million for the property and $0.5 million in transaction costs. The acquisition was funded through a combination of non-recourse property debt of $20 million of a long-term, fixed rate, non-fully amortizing note bearing interest at a rate of 5.25% per annum; and proceeds from property sales. The Company accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition.

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

        On August 29, 2002, the Company completed the acquisition of certain New England area properties (the "New England Properties Acquisition"). The allocation of the aggregate $539.4 million purchase price of the New England Acquisition was finalized in third quarter 2003 (including the Company's transaction costs of $2.5 million and $34.2 million of initial capital expenditures). Adjustments were made to the preliminary allocation of the purchase price related to certain contingent liabilities and final evaluations of fair value.

NOTE 13—Income Taxes

        In an effort to streamline business processes and operational efficiencies of its property management and services businesses, the Company contributed all of the capital stock of NHP Management Company to AIMCO/Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries of the Company). In connection with this transaction, the Company reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits in first quarter 2003, reducing management and other expenses. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interest, for the nine months ended September 30, 2003 and resulted in an increase in basic and diluted earnings per share of $0.08 for the nine months ended September 30, 2003.

NOTE 14—Revolving Secured Notes Payable

        The Company has a revolving credit facility (the "Secured Facility") of up to $250 million primarily to be used for financing properties that the Company intends to sell, as well as properties that are under redevelopment. At September 30, 2003, the total amount of secured notes payable of $4,506 million included approximately $241 million of notes that are provided through the Secured Facility. The interest rate on the notes under the Secured Facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. At September 30, 2003, the weighted average interest rate was 1.94%. Principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Secured Facility. The Company selects properties to be financed pursuant to the Secured Facility, typically where such properties secure debt that has an upcoming maturity or is prepayable at par. Each such loan under the Secured Facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. The Secured Facility matures in September 2007, but can be terminated and completely repaid without penalty after September 2005.

NOTE 15—Term Loans and Revolving Credit Facility Modification

        The Company has an outstanding revolving credit facility (the "Revolver") with a syndicate of financial institutions having aggregate lending commitments of $500 million (however, the commitments in excess of $445 million are not available until syndicated). At September 30, 2003, the Revolver had a weighted average interest rate of 3.77% and an outstanding principal balance of $160.0 million.

        In addition to the Revolver, the Company has two syndicated term loans. The Company entered into a term loan with a syndicate of financial institutions in connection with the Casden Merger in March 2002 (the "Casden Loan"). At September 30, 2003, the Casden Loan had a weighted average interest rate of 3.77% and an outstanding principal balance of $104.4 million. The Company entered into another term loan on May 30, 2003 whereby the Company borrowed $250 million from a syndicate of financial institutions (the "Term Loan"). Proceeds from the Term Loan were applied to reduce the outstanding amount of the Revolver. The Term Loan matures in five years and is repayable at the option of the Company at any time without penalty. At September 30, 2003, the Term Loan had a weighted average interest rate of 3.89% and an outstanding principal balance of $250 million.

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

        As of May 9, 2003, the Revolver and the Casden Loan were amended to permit the Company to redeem outstanding preferred stock with new issuances of common or preferred equity or up to 75% of proceeds from property sales.

        On October 30, 2003, the Company further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred stock issuance costs under Topic D-42 (see Note 16), (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. Upon the effective date of the amendment, the margin on the Revolver LIBOR-based loans was amended to a range between 2.15% to 2.85%, the margin on the Casden Loan LIBOR-based loans was amended to 2.85% and the margin on the Term Loan LIBOR-based loans was amended to 2.85%. Also, the Revolver base rate loans were amended to a range between 0.65% to 1.35% based on the fixed charge coverage ratio, and the margin on the

Casden Loan base rate loan was amended to 1.85% and the margin on the Term Loan base rate loan was amended to 1.15%. The amended financial covenants contained in the Revolver, the Casden Loan, and the Term Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.575:1.0 (which was increased from 0.55:1.0), a minimum interest coverage ratio of 2.0:1.0 (which was reduced from 2.25:1.0), a maximum total obligations to gross asset value ratio of 0.675:1.0 (which was increased from 0.65:1.0) and a minimum fixed charge coverage ratio of 1.40:1 (which was reduced from 1.50:1). With regard to these amended financial covenants, if the ratio of debt to gross asset value exceeds 0.55:1.0 for more than two consecutive fiscal quarters or if the ratio of total obligations to gross asset value exceeds 0.65:1.0 for more than two consecutive fiscal quarters, the applicable margin shall increase by 0.25%. Additionally, the modification allows (i) the add back of redemption related preferred stock issuance costs under Topic D-42, and (ii) interest expense charges (or benefits) from minority interest marked-to-market adjustments if required under GAAP to be excluded from interest expense and dividends when calculating coverage ratios. As of September 30, 2003, the Company was in compliance with all financial covenant requirements.

        The affirmative and negative covenants, including financial covenants, contained in the Revolver, the Casden Loan and the Term Loan are substantially identical.

NOTE 16—Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included an entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes the previous consolidation standards by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, entitled to receive a majority of the entity's residual returns, or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The Company elected to defer implementation of FIN 46 until fourth quarter 2003 for entities in existence on January 31, 2003. The Company adopted FIN 46 for entities created or acquired after January 31, 2003. On October 8, 2003, the FASB granted a deferral of FIN 46 until the end of the period ending after December 15, 2003 (for the Company December 31, 2003) for any entities in existence at January 31, 2003. The FASB has issued a number of FASB Staff Positions ("FSP") that address certain implementation issues that have arisen since the FASB issued FIN 46. Based on its understanding of FIN 46 and the related FSP issued as of September 30, 2003, the Company currently believes that it will consolidate approximately 400 additional real estate partnerships that are currently unconsolidated. The Company does not anticipate that FIN 46 will result in de-consolidation of any partnerships that are currently consolidated. The Company believes that implementation of FIN 46 will result in consolidation of approximately $2.7 billion in real estate and other assets and $2.1 billion in liabilities. The Company will consolidate entities in which the Company owns as little as 0.1% because the Company receives a majority of "expected residual returns," as defined in FIN 46. In addition to real estate partnerships that the Company will consolidate as a result of FIN 46, the Company currently consolidates a number of variable interest entities. The Company's investment in, and advances to (in the form of notes receivable), real estate partnerships that are considered variable interest entities that are to be consolidated is approximately $165 million and currently consolidated is approximately $98 million, which amounts together approximate the Company's maximum exposure to loss associated with these entities. On October 31, 2003, the FASB issued an FSP proposing modifications to FIN 46 related to certain implementation issues. The Company is in the process of quantifying the full impact of FIN 46 on its financial statements, however, the Company does not believe that the adoption of FIN 46 will have a material impact on the consolidated financial condition or results of operations taken as a whole.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

        In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003 (see Note 5). In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. Because during the deferral period the FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for non-controlling interests in consolidated finite life partnerships, the Company is not able to quantify the full impact to its financial statements of consolidating non-controlling interests in finite life partnerships. The adoption of SFAS 150 for portions that have not been deferred did not have a material impact on the Company's consolidated financial position or results of operations taken as a whole.

        On July 31, 2003, the SEC clarified Topic D-42, which provides that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The SEC interpreted Topic D-42 to require that the issuance costs of the preferred securities reduce the carrying amount of the preferred securities, regardless of where in the stockholders' equity section those costs were initially classified on issuance. The Company recorded issuance costs as a reduction to Additional Paid-in Capital on the Consolidated Balance Sheet at the time the related securities were issued and did not consider them as a reduction to the carrying value of the preferred stock at the time of redemption. Under the clarification, these issuance costs must be treated like a preferred dividend and deducted from net income to arrive at net income attributable to common stockholders. The July 2003 clarification of Topic D-42 is effective for the Company for the quarter ending September 30, 2003 and prior periods are required to be restated as they are presented in future filings. In the second and third quarters of 2003, the Company redeemed various classes of preferred stock, which redemption related preferred stock issuance costs were deducted in accordance with Topic D-42 (see Note 6 for impact on earnings per basic and diluted common share).

NOTE 17—Subsequent Events

Dividend Declared

        On November 6, 2003, the Company's Board of Directors declared a quarterly dividend of $0.60 per share for payment on November 28, 2003 to stockholders of record on November 20, 2003. The Board of Directors reduced the quarterly dividend from $0.82 to $0.60 per share to align the amount with the Company's current level of profitability.

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

        We are a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers around the United States, holding a geographically diversified portfolio of apartment properties. Our properties are located in 47 states, the District of Columbia and Puerto Rico.

        As of September 30, 2003, we:

  •
  owned a controlling equity interest in 178,913 units in 697 properties (which we refer to as "consolidated");

  •
  owned a non-controlling equity interest in 67,157 units in 467 properties (which we refer to as "unconsolidated"), of which 58,634 units were also managed by us; and

  •
  provided services or managed, for third party owners, 51,847 units in 520 properties, primarily pursuant to long term agreements (including 40,126 units in 418 properties that are asset managed only, and not property managed).

        In the nine months ended September 30, 2003, we:

  •
  issued $100 million of newly created variable rate Class S Cumulative Redeemable Preferred Stock, or the Class S Preferred Stock and issued $150 million of newly created 8.00% Class T Cumulative Preferred Stock;

  •
  redeemed $60 million of outstanding 9.00% Class C Cumulative Preferred Stock, $37.5 million of outstanding 8.75% Class D Cumulative Preferred Stock, $50 million of outstanding 9.50% Class H Cumulative Preferred Stock, $62.5 million of outstanding 10.00% Class L Cumulative Convertible Preferred Stock, and $30 million of outstanding 9.25% Class M Cumulative Convertible Preferred Stock;

  •
  completed the acquisition of Lincoln Place for approximately $63 million;

  •
  completed the acquisition of a certain New York City area property, or the New York Property Acquisition for approximately $37.6 million;

  •
  purchased $10.5 million of partnership interests;

  •
  sold 55 conventional properties and one land parcel for gross proceeds of $567.2 million that, after repayment of existing debt and payment of transaction costs totaling $343.1 million, resulted in net proceeds of $224.1 million, of which our share was $201.9 million;

  •
  sold 19 affordable properties for gross proceeds of $71.5 million that, after repayment of existing debt and payment of transaction costs totaling $54.7 million, resulted in net proceeds of $16.8 million, of which our share was $13.6 million;

  •
  closed 72 mortgage loans, generating gross proceeds of $460.0 million that, after repayment of existing debt and payment of transaction costs totaling $316.1 million, resulted in $143.9 million of net proceeds, of which our share was $115.1 million; and

  •
  had our Common Stock added to the S&P 500.

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

Allowance for Losses on Notes Receivable

        Management estimates the collectibility of notes receivable, by assessing the likelihood of ultimate realization of these receivables, including the current credit-worthiness of each borrower. Allowances are based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management's evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the three and nine months ended September 30, 2003, we identified and recorded no losses and $1.5 million in losses on notes receivable, respectively, and during the three and nine months ended September 30, 2002, we identified and recorded $1.7 million and $4.8 million in losses on notes receivable, respectively. We will continue to monitor and assess these notes and changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, disposition capital expenditures, Capital Enhancement and Capital Replacement activities. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in volume, timing and costs of such activities may have a significant effect on our financial results if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during the nine months ended September 30, 2003, if capital activities had decreased during the period by 10%, we could have had additional operating expenses of between $1.6 million and $4.8 million. Additionally, if capital activities had increased during the period by 10%, we could have had lower operating expenses of between $1.6 million and $4.8 million. See further discussion under the heading "Capital Expenditures."

Results of Operations

  Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Net Income

        We recognized net income of $40.6 million and net income attributable to common stockholders of $13.7 million for the three months ended September 30, 2003, compared with net income of $46.3 million and net income attributable to common stockholders of $24.3 million for the three months ended September 30, 2002. The following paragraphs discuss our results of operations in detail.

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

    Acquisition properties—consist of all consolidated properties owned less than one year as of the beginning of the most recent quarter. For purposes of this discussion, acquisition properties are principally comprised of those properties acquired in the August 2002 acquisition of certain New England area properties, or (the New England Properties Acquisition) and the August 2003 New York Property Acquisition.

    Newly consolidated properties—consist of all properties consolidated for less than one year as of the beginning of the most recent quarter. We consolidate real estate partnerships once we have a controlling interest. For purposes of this discussion, newly consolidated properties include nine properties that were first consolidated in third quarter 2003, seven properties that were first consolidated in first quarter 2003 and 56 properties that were first consolidated in fourth quarter 2002.

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

    Partnership expenses—consist of expenses incurred at the partnership level either directly or indirectly (such as partnership audit and tax expenses).

    Property management expenses—consist of off-site expenses associated with the self-management of consolidated properties.

        Consolidated rental and other property revenues from our consolidated properties totaled $377.4 million for the three months ended September 30, 2003, compared with $335.7 million for the three months ended September 30, 2002, an increase of $41.7 million, or 12.4%. The following table shows the components of consolidated rental and other property revenues for the three months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$286.4	$291.2	$(4.8)
Acquisition properties	16.7	4.9	11.8
Newly consolidated properties	30.5	—	30.5
Affordable properties	27.3	27.9	(0.6)
Redevelopment properties	11.7	8.1	3.6
Other properties	4.8	3.6	1.2

Total	$377.4	$335.7	$41.7

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $30.5 million of the increase related to operations of newly consolidated properties;

  •
  $11.8 million of the increase related to operations of acquisition properties; and

  •
  $4.8 million of an offsetting decrease related to a 1.7% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $166.4 million for the three months ended September 30, 2003, compared with $137.3 million for the three months ended September 30, 2002, an increase of $29.1 million or 21.2%. The following table shows the components of consolidated property operating expenses for the three months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$119.3	$110.0	$9.3
Acquisition properties	5.2	1.5	3.7
Newly consolidated properties	14.3	—	14.3
Affordable properties	13.6	12.1	1.5
Redevelopment properties	5.7	3.8	1.9
Other properties	3.4	2.5	0.9
Partnership expenses	0.8	3.2	(2.4)
Property management expenses	4.1	4.2	(0.1)

Total	$166.4	$137.3	$29.1

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $14.3 million of the increase related to operations of newly consolidated properties;

  •
  $9.3 million of the increase related to a 8.5% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results"; and

  •
  $3.7 million of the increase related to operations of acquisition properties.

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $0.3 million for the three months ended September 30, 2003, compared to $2.3 million for the three months ended September 30, 2002, a decrease of $2.0 million or 87.0%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $3.7 million of the decrease related to insurance, of which $0.3 million was due to a reduction in claim losses in the property hazard program, offset by $4.0 million of an increase in general liability and worker's compensation premium expenses;

  •
  $2.8 million of the decrease related to an increase in the number of consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $3.1 million of an offsetting increase related to a surplus in health insurance program incurred but not reported claims liability charge as a result of an analysis of year-to-date claim activity; and

  •
  $0.9 million of an offsetting increase related to an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $7.6 million for the three months ended September 30, 2003 increased $3.2 million, or 72.7%, compared to the $4.4 million of such expenses for the three months ended September 30, 2002. This increase was principally a result of the following:

  •
  $1.7 million of the increase related to increased professional fees for compliance with increasing and changing government and accounting requirements; and

  •
  $1.4 million of the increase primarily related to increased employee compensation and benefits.

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $1.7 million for the three months ended September 30, 2002 compared to no such losses for the three months ended September 30, 2003, a decrease of $1.7 million, or 100%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

  •
  Consolidated depreciation of rental property increased $15.2 million, or 22.5%, to $82.8 million for the three months ended September 30, 2003, compared to $67.6 million for the three months ended September 30, 2002. This increase was principally a result of the following:

  •
  $8.0 million of the increase related to depreciation of the newly consolidated properties;

  •
  $4.7 million of the increase related to depreciation of the acquisition properties; and

  •
  $1.7 million of the increase related to depreciable additions to same store properties.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $95.2 million for the three months ended September 30, 2003, compared with $76.8 million for the three months ended September 30, 2002, an increase of $18.4 million, or 24.0%. The increase was principally a result of the following:

  •
  $8.6 million of the increase related to interest on the debt of the newly consolidated properties;

  •
  $4.7 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties;

  •
  $2.5 million of the increase related to third quarter 2003 interest expense on the term loan entered into on May 30, 2003 whereby we borrowed $250 million from a syndicate of financial institutions (see Note 15 in the consolidated financial statements for additional information on this term Loan);

  •
  $1.4 million of the increase related to a refund of swap interest received in third quarter 2002 in connection with the sale of certain senior living facilities in second quarter 2002, which did not recur in 2003; and

  •
  $1.3 million of the increase related to the quarterly dividend payment on the Class S Preferred Stock issued on April 30, 2003, which is required to be classified as interest expense in accordance with Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or (SFAS 150). In addition, changes in the redemption value between reporting dates are required to be recorded as interest expense. In third quarter 2003, $0.25 million of interest expense was recorded for the change in the redemption value of the Class S Preferred Stock.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $8.2 million, or 61.7%, to $5.1 million for the three months ended September 30, 2003, compared with $13.3 million for the three months ended September 30, 2002. This decrease was principally a result of the following:

  •
  $3.8 million of the decrease related to a reduction in accretion income from $3.8 million for the three months ended September 30, 2002 to $0.05 million for the three months ended September 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002; and

  •
  $3.8 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships and therefore the elimination of interest income, as well as the collection of outstanding notes receivable.

Equity in Losses of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $1.8 million for the three months ended September 30, 2003, compared to $0.3 million for the three months ended September 30, 2002, an increase of $1.5 million. This increase in loss was principally the result of decreased earnings driven by lower property operating results than in the prior year, as well as the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental property revenues and expenses.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $1.7 million for the three months ended September 30, 2003, compared to $2.1 million for the three months ended September 30, 2002, a decrease of $0.4 million. This decrease was principally a result of decreased earnings driven by lower property operating results than in the prior year, thereby reducing the minority interest allocation, as well as a $1.2 million decrease related to minority partners' operating losses that we recognized (see Note 2 in the consolidated financial statements for further discussion).

Gain (loss) on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $1.5 million for the three months ended September 30, 2003, compared to a loss of $4.3 million for the three months ended September 30, 2002, an increase of $5.8 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that we consider to be inconsistent with our long-term investment strategy.

Impairment Loss on Investment in Unconsolidated Real Estate Partnerships

        Impairment loss on investment in unconsolidated real estate partnerships totaled $3.6 million for the three months ended September 30, 2002, compared to no such losses for the three months ended September 30, 2003, a decrease of $3.6 million. Impairment losses on properties held for sale or sold are determined on a property by property basis and are not comparable year over year due to individual property differences.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $11.9 million for the three months ended September 30, 2003, compared to $4.3 million for the three months ended September 30, 2002, an increase of $7.6 million. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This increase was principally a result of a higher level of distributions being made by the consolidated real estate partnerships as a result of increased refinancing activity, as well as the timing of operating distributions.

Discontinued Operations

        Income from discontinued operations was $27.5 million for the three months ended September 30, 2003, compared to $4.3 million for the three months ended September 30, 2002, a change of $23.2 million. The change in discontinued operations was primarily related to a net gain on disposals of $22.9 million for the three months ended September 30, 2003 compared to a net loss on disposals of $0.1 million for the three months ended September 30, 2002, a change of $23.0 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by us to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

  Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Net Income

        We recognized net income of $121.7 million and net income attributable to common stockholders of $47.7 million for the nine months ended September 30, 2003, compared with net income of $162.4 million and net income attributable to common stockholders of $91.0 million for the nine months ended September 30, 2002. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The components within our total consolidated property operations are defined above. For purposes of this discussion:

    Acquisition Properties are principally comprised of those properties acquired in the March 2002 acquisition of Casden Properties Inc. and certain related transactions, which we refer to collectively, as the Casden Merger, the properties acquired in the New England Properties Acquisition, and the property acquired in the New York Property Acquisition.

    Newly Consolidated Properties include nine properties that were first consolidated in third quarter 2003, seven properties that were first consolidated in first quarter 2003 and 81 properties that were first consolidated in the second, third and fourth quarters 2002.

        Consolidated rental and other property revenues from our consolidated properties totaled $1,111.0 million for the nine months ended September 30, 2003, compared with $961.0 million for the nine months ended September 30, 2002, an increase of $150.0 million, or 15.6%. The following table shows the components of consolidated rental and other property revenues for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$778.9	$816.0	$(37.1)
Acquisition properties	165.9	91.2	74.7
Newly consolidated properties	112.0	9.9	102.1
Affordable properties	13.1	13.0	0.1
Redevelopment properties	28.5	20.1	8.4
Other properties	12.6	10.8	1.8

Total	$1,111.0	$961.0	$150.0

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $102.1 million of the increase related to operations of newly consolidated properties;

  •
  $74.7 million of the increase related to operations of acquisition properties; and

  •
  $37.1 million of an offsetting decrease related to a 4.5% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $486.0 million for the nine months ended September 30, 2003, compared with $378.3 million for the nine months ended September 30, 2002, an increase of $107.7 million or 28.5%. The following table shows the components of consolidated property operating expenses for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$320.9	$295.7	$25.2
Acquisition properties	61.8	34.2	27.6
Newly consolidated properties	54.4	4.9	49.5
Affordable properties	6.5	6.8	(0.3)
Redevelopment properties	13.4	9.5	3.9
Other properties	9.7	7.0	2.7
Partnership expenses	6.0	8.7	(2.7)
Property management expenses	13.3	11.5	1.8

Total	$486.0	$378.3	$107.7

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $49.5 million of the increase related to operations of newly consolidated properties;

  •
  $27.6 million of the increase related to operations of acquisition properties; and

  •
  $25.2 million of the increase related to a 8.5% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $11.2 million for the nine months ended September 30, 2003, compared to $15.4 million for the nine months ended September 30, 2002, a decrease of $4.2 million or 27.3%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $11.7 million of the decrease related to increased consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $3.0 million of the decrease related to insurance, of which $4.0 million was due to a reduction in claim losses in the property hazard program, offset by $7.0 million of an increase in general liability, worker's compensation and director and officer premium expenses;

  •
  $1.7 million of the decrease related to a net decrease in fees including: $3.3 million decrease in accounting and reporting fees due to a 2002 adjustment relating to identified collectibility of fees that had been previously reversed; $0.3 million decrease in fees earned for services provided to third parties due to a planned reduction in third party property management; offset by a $1.9 million increase in activity based fees related to syndication, acquisition and deferred asset management fees from closed transactions in 2003;

  •
  $2.3 million of the decrease related to amortization of hardware and software. In accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use, or SOP 98-1, costs related to software developed and/or obtained for internal use are capitalized and amortized using the straight-line method over an estimated useful life of five years. For the nine months ended September 30, 2003 and 2002, software development costs aggregating approximately $9.7 million and $5.0 million, respectively, were capitalized in accordance with SOP 98-1;

  •
  $1.5 million of the decrease related to additional amortization primarily due to the termination of certain management contracts acquired in the Casden Merger;

  •
  $14.2 million of an offsetting increase related to income tax benefits including: $8.0 million of an income tax valuation reserve reversal in first quarter 2003 (see Note 13 in the consolidated financial statements); and $6.2 million of an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries; and

  •
  $1.7 million of an offsetting increase related to a reduction in certain reserves in second quarter 2003 due to the identified collectibility of fees previously reserved.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $19.5 million for the nine months ended September 30, 2003 increased $7.1 million, or 57.3%, compared to the $12.4 million of such expenses for the nine months ended September 30, 2002. This increase was principally a result of the following:

  •
  $3.2 million of the increase related to increased professional fees for compliance with increasing and changing government and accounting requirements;

  •
  $2.7 million of the increase related to increased employee compensation and benefits primarily related to an increase in personnel at the corporate level, as well as promotion-related increases;

  •
  $0.4 million of the increase related to increased amortization of stock based compensation that was related to our adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123 (for further information see Note 7 in the consolidated financial statements); and

  •
  $0.5 million of the increase related to travel expenses resulting from a Company-wide program of intensive site inspections for our 400 largest properties.

Consolidated Other Expenses

        Consolidated other expenses were $5.0 million for the nine months ended September 30, 2002 compared to no such expenses for the nine months ended September 30, 2003. For 2002, these expenses included the following:

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

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $1.5 million for the nine months ended September 30, 2003, compared to $4.8 million of such provision for losses for the nine months ended September 30, 2002, a decrease of $3.3 million, or 68.8%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property increased $52.6 million, or 27.0%, to $247.7 million for the nine months ended September 30, 2003, compared to $195.1 million for the nine months ended September 30, 2002. This increase was principally a result of the following:

  •
  $22.9 million of the increase related to depreciation of the acquisition properties;

  •
  $24.0 million of the increase related to depreciation of the newly consolidated properties;

  •
  $2.8 million of the increase related to depreciable additions to same store properties; and

  •
  $2.8 million of the increase related to a second quarter 2002 adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $283.5 million for the nine months ended September 30, 2003, compared with $234.9 million for the nine months ended September 30, 2002, an increase of $48.6 million, or 20.7%. The increase was principally a result of the following:

  •
  $25.8 million of the increase related to interest on the debt of the newly consolidated properties;

  •
  $20.2 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties; and

  •
  $1.3 million of the increase related to the quarterly dividend payment on the Class S Preferred Stock issued on April 30, 2003, which is required to be classified as interest expense in accordance with SFAS 150. In addition, changes in the redemption value between reporting dates are required to be recorded as interest expense. In third quarter 2003, $0.25 million of interest expense was recorded for the change in the redemption value of the Class S Preferred Stock.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $37.6 million, or 67.1%, to $18.4 million for the nine months ended September 30, 2003, compared with $56.0 million for the nine months ended September 30, 2002. This decrease was a result of the following:

  •
  $16.7 million of the decrease related to a reduction in accretion income from $19.3 million for the nine months ended September 30, 2002 to $2.6 million for the nine months ended September 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002;

  •
  $13.2 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and

  •
  $7.7 million of the decrease related to gain recognized in second quarter 2002 on the sale of certain tax-exempt bonds.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $6.6 million for the nine months ended September 30, 2003, compared to earnings of $2.4 million for the nine months ended September 30, 2002, a decrease of $9.0 million. This decrease was principally the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental revenues and expenses, as well as decreased earnings driven by lower property operating results than in the prior year.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $4.7 million for the nine months ended September 30, 2003, compared to $5.7 million for the nine months ended September 30, 2002, a decrease of $1.0 million. This decrease was principally a result of decreased earnings driven by lower property operating results than in the prior year, thereby reducing the minority interest allocation.

Gain on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $2.7 million for the nine months ended September 30, 2003, compared to $4.5 million for the nine months ended September 30, 2002, a decrease of $1.8 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that we consider to be inconsistent with our long-term investment strategy.

Impairment Loss on Investment in Unconsolidated Real Estate Partnerships

        Impairment loss on investment in unconsolidated real estate partnerships totaled $3.8 million for the nine months ended September 30, 2002, compared to no such losses for the nine months ended September 30, 2003, a decrease of $3.8 million. Impairment losses on properties held for sale or sold are determined on a property by property basis and are not comparable year over year due to individual property differences.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $21.5 million for the nine months ended September 30, 2003, compared to $15.3 million for the nine months ended September 30, 2002, an increase of $6.2 million, or 40.5%. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This increase was principally a result of a higher level of distributions being made by the consolidated real estate partnerships as a result of increased refinancing activity, as well as the timing of operating distributions.

Discontinued Operations

        Income from discontinued operations was $62.7 million for the nine months ended September 30, 2003, compared to $2.3 million for the nine months ended September 30, 2002, a change of $60.4 million. The change in discontinued operations was primarily related to a net gain on disposals of $66.9 million and $8.6 million of impairment loss on assets sold or held for sale in 2003, for a net total gain of $58.3 million for the nine months ended September 30, 2003 compared to a net loss on disposals of $10.4 million and $0.2 million of impairment loss on assets sold or held for sale in 2002, for a net total loss of $10.6 million for the nine months ended September 30, 2002, a change of $68.9 million. In second and third quarters of 2002, we incurred losses of approximately $16.6 million principally from the sale of certain senior living facilities, which we deemed as assets inconsistent with our long-term investment strategy. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by us to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Our share of same store	$284,793	$288,673	$790,532	$823,701
Minority partners' share of same store	30,143	31,226	83,874	89,237
Our share of unconsolidated same store	(12,121)	(28,672)	(35,954)	(84,334)
Newly consolidated properties	(16,395)	—	(59,547)	(12,638)

Consolidated same store component of rental and other property revenues	$286,420	$291,227	$778,905	$815,966

Expenses:
Our share of same store	$118,846	$109,813	$329,157	$302,747
Minority partners' share of same store	12,637	11,923	33,823	32,294
Our share of unconsolidated same store	(5,050)	(11,734)	(16,058)	(34,527)
Newly consolidated properties	(7,130)	—	(26,019)	(4,799)

Consolidated same store component of property operating expenses	$119,303	$110,002	$320,903	$295,715

Net Operating Income:
Our share of same store	$165,947	$178,860	$461,375	$520,954
Minority partners' share of same store	17,506	19,303	50,051	56,943
Our share of unconsolidated same store	(7,071)	(16,938)	(19,896)	(49,807)
Newly consolidated properties	(9,265)	—	(33,528)	(7,839)

Consolidated same store component of Income from property operations	$167,117	$181,225	$458,002	$520,251

Same Store Statistics
Properties	589	589	573	573
Apartment units	164,578	164,578	159,810	159,810
Average physical occupancy	93.0%	93.5%	91.9%	93.2%
Average rent collected/unit/month	$702	$712	$687	$703

        Our share of same store net operating income decreased $12.9 million, or 7.2%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Revenues decreased $3.9 million, or 1.3%, primarily due to lower average rent (down $10 per unit) and lower occupancy (down 0.5%). Expenses increased by $9.0 million, or 8.2%, primarily due to: an increase of $3.0 million in expenses related to increasing occupancy, including marketing expenses, turnover and administration; $2.9 million in higher repairs and maintenance and landscaping services, in support of efforts to improve the physical appearance and condition of properties; and $1.5 million in higher utility expenses due to higher natural gas and water prices.

        Our share of same store net operating income decreased $59.6 million, or 11.4%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Revenues decreased $33.2 million, or 4.0%, primarily due to lower average rent (down $16 per unit), lower occupancy (down 1.3%), and increased bad debt due to higher resident default and eviction in 2003. Expenses increased by $26.4 million, or 8.7%, primarily due to: an increase of $10.3 million in turnover, marketing and administrative costs in 2003 related to focused efforts on making units ready to be occupied; $9.9 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping and snow removal due to more severe winter conditions in 2003 than in 2002; $5.4 million in utilities due to the increase in the cost of natural gas, electric and water and sewer; and $1.3 million in real estate tax expense due to increased rates and assessment values.

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for minority interest in the Aimco Operating Partnership, plus amortization of intangibles and distributions to minority partners in excess of income. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends/distributions on preferred stock/OP Units (net of preferred dividends/distributions relating to convertible securities the conversion of which is dilutive to FFO) and adding back the interest expense on mandatorily redeemable convertible preferred securities, the conversion of which is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the three and nine months ended September 30, 2003 and 2002, our diluted FFO was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(1)	2002(1)	2003(1)	2002(1)
Net Income	$40,635	$46,345	$121,688	$162,437
Adjustments:
Real estate depreciation, net of minority interest	75,294	59,519	223,733	172,225
Real estate depreciation related to unconsolidated entities	6,289	8,815	19,331	26,022
(Gain) loss on dispositions of real estate, net	(1,462)	4,307	(2,738)	(4,467)
Distributions to minority partners in excess of income	11,861	4,302	21,503	15,274
Amortization of intangibles	1,276	1,154	4,716	3,194
Discontinued operations:
Real estate depreciation, net of minority interest	1,208	5,530	9,712	18,642
(Gain) loss on dispositions of real estate, net of minority interest	(22,908)	129	(66,930)	10,432
Distributions to minority partners in excess of income	(3,613)	—	(4,650)	1,321
Income tax arising from disposals	806	(127)	5,112	552
Minority interest in Aimco Operating Partnership	3,665	6,979	13,444	23,644

Funds From Operations (FFO)	$113,051	$136,953	$344,921	$429,276
Preferred stock dividends and distributions	(21,445)	(15,397)	(63,459)	(40,376)
Redemption related preferred stock issuance costs	(5,490)	—	(7,645)	—
Interest expense on mandatorily redeemable convertible preferred securities	247	365	741	882

Diluted Funds From Operations	$86,363	$121,921	$274,558	$389,782

Weighted average number of common shares and equivalents:
Common shares and equivalents	93,049	92,735	92,889	84,842
Preferred stock, preferred OP Units, and other securities convertible into common shares	2,995	9,025	4,273	12,551
Common OP Units and equivalents	11,845	12,758	11,955	12,463

Total	107,889	114,518	109,117	109,856

(1)
On October 1, 2003, NAREIT clarified its definition of FFO to include impairment losses, which previously had been added back to calculate

  FFO. In the three months ended September 30, 2003, and effective for all prior periods presented, in accordance with this clarification we no longer add back impairment losses when computing FFO. As a result, FFO for the three months ended September 30, 2003 includes impairment losses of $0.6 million, and for the nine months ended September 30, 2003, includes an adjustment of $7.9 million to reflect this change. FFO for the three and nine months ended September 30, 2002 includes an adjustment of $3.6 million and $4.0 million, respectively, to reflect this change. Finally, as a result of the SEC's interpretation of Topic D-42, we have included in FFO redemption related preferred stock issuance costs in the three months ended September 30, 2003, and effective for all prior periods. Therefore, FFO for the three months ended September 30, 2003 includes issuance costs of $5.5 million and FFO for the nine months ended September 30, 2003 includes an adjustment of $2.2 million to reflect this change.

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

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the economic recovery is slower than expected and the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancing, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At September 30, 2003, we had $130.1 million in cash and cash equivalents (including $3.4 million of cash and cash equivalents that is included within Assets Held for Sale), an increase of $30.5 million from December 31, 2002, which cash is principally from sales and refinancing transactions and has yet to be distributed or applied as paydown on our revolving credit facility. At September 30, 2003, we had $214.1 million of restricted cash (including $2.9 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and impounds held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the nine months ended September 30, 2003, our net cash provided by operating activities of $381.1 million was primarily due to operating income from our consolidated properties.

Investing Activities

        For the nine months ended September 30, 2003, our net cash provided by investing activities of $179.6 million related to proceeds received from the sales of properties, offset by investments in our existing real estate assets through capital expenditures and redevelopment (see further discussion on capital expenditures under the heading "Capital Expenditures").

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the nine months ended September 30, 2003, we sold 51 consolidated properties and one consolidated land parcel for $479.2 million in proceeds. Additionally, we sold 23 unconsolidated properties for net proceeds of $6.3 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). Proceeds from 2003 dispositions are expected to be at levels above that of 2002, and are planned to be used to reduce debt and fund capital and other operating needs.

Financing Activities

        For the nine months ended September 30, 2003, net cash used in financing activities of $530.2 million related primarily to payments on our secured notes payable, payment of our dividends and redemptions of preferred stock (see Note 6 in the consolidated financial statements). These were offset by proceeds from mortgage refinancing, proceeds from the issuance of Class S Preferred Stock (see Note 5 in the consolidated financial statements) and Class T Preferred Stock (see Note 6 in the consolidated financial statements) and borrowings from a newly established term loan (see discussion below and Note 15 in the consolidated financial statements).

        During the nine months ended September 30, 2003, we refinanced or closed mortgage loans on 47 consolidated properties generating $346.5 million of proceeds from borrowings. With the proceeds from these loans we made repayments on the existing debt and paid transaction costs totaling $298.5 million. The remaining net proceeds of $48.0 million were used to repay existing short-term debt and for other corporate purposes. Each loan is non-recourse and is individually secured by one of 47 properties with no cross-collateralization. These mortgage loans do not include the $20.0 million mortgage loan related to the New York Property Acquisition. Further details on these mortgage loans are shown in the table below:

Mortgage Type	Loan Amount (in millions)	Term	Rate
Tax Exempt Variable Rate	$23.6	30 year, non-fully amortizing bonds	3.44%
Conventional Fixed Rate	26.2	Greater than 15 years, fully amortizing	5.24
Conventional Fixed Rate	205.6	5 - 15 years, partially amortizing	4.72
Conventional Floating Rate	43.7	5 year revolving credit facility(1)	2.82
Conventional Floating Rate	13.1	Less than 5 years	3.95
Affordable Fixed Rate	34.3	30 year, fully amortizing	2.55

Proceeds from borrowings	$346.5		4.19%

(1)
See Note 14 in the consolidated financial statements for further details on the revolving credit facility.

        In addition to the above, we closed mortgage loans on 25 unconsolidated properties for net proceeds of $10.5 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities, and were used to repay existing short-term debt and for other corporate purposes.

        On November 6, 2003, the Board of Directors declared a dividend of $0.60 per share for payment on November 28, 2003 to stockholders of record on November 20, 2003. This dividend represents a distribution of 91% of diluted AFFO (before deducting Capital Enhancements) and 70% of diluted FFO (before deducting the redemption related preferred stock issuance costs under Topic D-42 of $5.5 million) for the quarter ended September 30, 2003. The dividends paid or declared for the 12-month period ended September 30, 2003 total $3.06 per share, which represents a distribution of 107% of diluted AFFO (before deducting Capital Enhancements) and 85% of diluted FFO (before deducting the redemption related preferred stock issuance costs under Topic D-42 of $7.7 million) for that period. In November 2003, our Board of Directors reduced the quarterly cash divided to align the amount of the dividend with our current level of profitability.

Credit Facility and Term Loans

        On February 14, 2003, we and our lenders amended our revolving credit facility, which we refer to as the Revolver, to increase the available commitment, at our option, to $500 million (such commitment in excess of $445 million is not available until it has been syndicated) and extend the maturity date one year to July 31, 2005. In addition, we and our lenders amended the term loan that was entered into in March 2002 in connection with the acquisition of Casden Properties, Inc., which we refer to as the Casden Loan, to eliminate mandatory prepayments for the remainder of the term using proceeds from the issuance of equity securities, property sales or refinancing proceeds.

        On May 9, 2003, we and our lenders modified the Revolver and the Casden Loan. The modification permits us to redeem outstanding preferred stock with new issuances of common or preferred equity or with up to 75% of proceeds from property sales.

        On May 30, 2003, we borrowed $250 million from a syndicate of financial institutions pursuant to a term loan, which we refer to as the Term Loan. Proceeds were used to pay down the Revolver. All financial covenant requirements of the Term Loan are the same as the Revolver and the Casden Loan.

        On October 30, 2003, we and our lenders further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred stock issuance costs under Topic D-42 (see Note 16 in the consolidated financial statements), (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. See Note 15 in the consolidated financial statement for further details of the modifications on the Revolver, the Casden Loan, and the Term Loan. As of September 30, 2003, we were in compliance with all financial covenant requirements.

        At September 30, 2003 the weighted average interest rate of the Revolver was 3.77%, the balance outstanding was $160.0 million on the Revolver in addition to outstanding letters of credit of $12.0 million. The total commitment remained $445.0 million, as the additional commitment of $55.0 million was not yet syndicated at September 30, 2003. At September 30, 2003, the weighted average interest rate of the Casden Loan was 3.77% and the balance outstanding was $104.4 million. At September 30, 2003, the weighted average interest rate of the Term Loan was 3.89% and the balance outstanding was $250 million.

Future Capital Needs

        We expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales, short-term borrowings and operating cash flows. As of September 30, 2003, we had ten conventional properties with 5,327 units and two affordable properties with 467 units under redevelopment. Redevelopment expenditures for the ten conventional properties will require an estimated total investment (new redevelopment spending) of $428.0 million, of which approximately $51.7 million remains to be spent. Our share of the estimated total spending is $324.0 million, of which approximately $32.9 million remains to be spent.

        During the remainder of 2003, we have:

  •
  $19.1 million of scheduled maturities of property debt that we expect to refinance;

  •
  $31.2 million of scheduled principal amortization payments on property debt that we expect to pay with operating cash flows and proceeds from refinancing transactions and property sales; and

  •
  $264.4 million of short-term debt ($104.4 million on the Casden Loan and $160.0 million on the Revolver) that, although not required to be repaid, is expected to be repaid in part with operating cash flows and proceeds from refinancing transactions and property sales.

Capital Expenditures

        For the nine months ended September 30, 2003, we spent a total of $67.9 million on Capital Replacements (expenditures required to maintain the related asset) and $2.4 million on Capital Enhancements (expenditures that add a new feature or revenue source at a property). These amounts represent our share of the total spending on both consolidated and unconsolidated partnerships.

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

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 157,000 ownership equivalent units) for the nine months ended September 30, 2003 and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit data).

	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total Cost
Carpets	$92	$—	$92	$14,356	$11	$14,367
Flooring	23	—	23	3,650	—	3,650
Appliances	27	1	28	4,161	151	4,312
Blinds/shades	4	—	4	658	—	658
Furnace/air	28	—	28	4,328	11	4,339
Hot water heaters	6	—	6	993	—	993
Kitchen/bath	9	—	9	1,340	3	1,343
Exterior painting	20	—	20	3,213	9	3,222
Landscaping	16	1	17	2,550	144	2,694
Pool/exercise facilities	13	—	13	2,048	50	2,098
Computers, miscellaneous	19	3	22	3,038	370	3,408
Roofs	13	—	13	1,964	2	1,966
Parking lot	9	—	9	1,381	6	1,387
Building (electrical, elevator, plumbing)	55	—	55	8,643	—	8,643
Submetering	—	7	7	—	1,109	1,109
Capitalized payroll and other indirect costs	100	3	103	15,606	511	16,117

Total our share	$434	$15	$449	$67,929	$2,377	$70,306

Plus minority partners' share of consolidated spending				7,832	425	8,257
Less our share of unconsolidated spending				(5,141)	(37)	(5,178)

Total spending per Consolidated Statement of Cash Flows				$70,620	$2,765	$73,385

        For the nine months ended September 30, 2003, we spent a total of $18.6 million for initial capital expenditures, or ICE, which are expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within a specified period of time following the acquisition, typically one year. In this period ICE relates primarily to the properties acquired in the Casden Merger and the New England Properties Acquisition. For the nine months ended September 30, 2003, we spent a total of $16.0 million for disposition capital expenditures (see discussion below) and $66.3 million for redevelopment, which are expenditures that substantially upgrade the property. The following table reconciles our share of the total spending on both consolidated and unconsolidated partnerships to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 (in millions):

	ICE	Disposition Capital Expenditures	Redevelopment	Total
Conventional Assets	$10.4	$11.4	$59.7	$81.5
Affordable Assets	8.2	4.6	6.6	19.4

Total our share	18.6	16.0	66.3	100.9

Plus minority partners' share of consolidated spending	0.2	2.0	19.8	22.0
Less our share of unconsolidated spending	(0.2)	(2.0)	(6.3)	(8.5)

Total spending per Consolidated Statement of Cash Flows	$18.6	$16.0	$79.8	$114.4

        In second quarter 2003, we began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year. In third quarter 2003, we began to include in Disposition Capital Expenditures capital expenditures on certain of our affordable properties that are expected to be sold upon completion of regulatory requirements. We believe that capital expenditures on such properties are appropriately included in Disposition Capital Expenditures because of the regulatory framework under which these properties are financed or operated. Specifically, we are limited in the amount of proceeds that we are permitted to receive in distribution from the properties' operations. Amounts in excess of that limitation must be reinvested in the property or forfeited to the applicable government agency. We typically elect to spend amounts in excess of the distribution limit on property improvements, and we expect that upon a sale of the property that the expenditures will be recovered. Prior to these changes, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO. We believe that because these expenditures on sale and affordable properties are incurred to support the sale of these properties and are not part of our ongoing Capital Replacements, it is inappropriate for our AFFO to be diminished as a result. In the second and third quarters, a total of $16.0 million of capital expenditures on sale and affordable properties were eliminated from Capital Replacements and shown as Disposition Capital Expenditures. We will review this allocation each quarter and will re-allocate to Capital Replacements any items for those properties not sold or no longer identified as to be sold. In third quarter 2003 no amounts were reallocated to Capital Replacements.

        We funded the above capital expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships range from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities," or FIN 46, that changes the criteria for consolidating entities. We are currently evaluating our treatment of these unconsolidated real estate partnerships under FIN 46, which we will adopt in fourth quarter 2003 (see Note 16 in the consolidated financial statements). There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments (amounts in thousands):

	Remainder of 2003	2004	2005	2006 and 2007	2008 and thereafter	Total
Scheduled long-term debt maturities	$50,333	$182,547	$277,037	$877,308	$4,320,004	$5,707,229
Secured credit facility and term loans	—	104,387	160,000	—	250,000	514,387
Leases	1,305	5,181	4,130	7,583	—	18,199
Development fee payments(1)	2,500	10,000	10,000	12,500	—	35,000

Total	$54,138	$302,115	$451,167	$897,391	$4,570,004	$6,274,815

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

        Additionally, we have made commitments in connection with the Casden Merger, for which the timing is not yet definite. These commitments are to:

  •
  purchase two properties currently under development, upon satisfactory completion and attainment of 60% occupancy, as follows:

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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of September 30, 2003, no funds have been drawn on this stand-by facility); and

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of September 30, 2003, we had invested $20.9 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. We will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC.

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

        We had $1,677.4 million of floating rate debt outstanding at September 30, 2003, which represented 26.5% of our total outstanding debt. Of the total floating debt, the major components were floating rate tax-exempt bond financing ($785.3 million), floating rate secured notes ($279.7 million), the Revolver ($160.0 million), the Casden Loan ($104.4 million), the Term Loan ($250.0 million), and the Class S Preferred Stock ($98.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $16.8 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index, or the BMA Index. Since 1981, the BMA Index has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by only $13.2 million on an annual basis. As of September 30, 2002, based on our level of floating rate debt of $1,291.3 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $12.9 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates increased $3.9 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as a result of the additional debt related to our acquisitions and newly consolidated properties.

        The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of September 30, 2003 approximate their carrying value due to their relatively short-term nature. Management further believes that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt approximate their carrying values.

ITEM 4. Controls and Procedures

        (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

ITEM 2. Changes in Securities and Use of Proceeds

        From time to time during the quarter, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or applicable conversion ratio for preferred OP Units. During the three months ended September 30, 2003, approximately 43,000 shares of Common Stock were issued in exchange for OP Units in these transactions.

        All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. Other Information

        On October 30, 2003, we further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred stock issuance costs under Topic D-42, (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. Upon the effective date of the amendment, the margin on the Revolver LIBOR-based loans was amended to a range between 2.15% to 2.85%, the margin on the Casden Loan LIBOR-based loans was amended to 2.85% and the margin on the Term Loan LIBOR-based loans was amended to 2.85%. Also, the Revolver base rate loans were amended to a range between 0.65% to 1.35% based on the fixed charge coverage ratio, and the margin on the Casden Loan base rate loan was amended to 1.85% and the margin on the Term Loan base rate loan was amended to 1.15%. The amended financial covenants contained in the Revolver, the Casden Loan, and the Term Loan require us to maintain a ratio of debt to gross asset value of no more than 0.575:1.0 (which was increased from 0.55:1.0), a minimum interest coverage ratio of 2.0:1.0 (which was reduced from 2.25:1.0), a maximum total obligations to gross asset value ratio of 0.675:1.0 (which was increased from 0.65:1.0) and a minimum fixed charge coverage ratio of 1.40:1 (which was reduced from 1.50:1). With regard to the amended financial covenants, if the ratio of debt to gross asset value exceeds 0.55:1.0 for more than two consecutive fiscal quarters or if the ratio of total obligations to gross asset value exceeds 0.65:1.0 for more than two consecutive fiscal quarters, the applicable margin shall increase by 0.25%. Additionally, the modification allows (i) the add back of redemption related preferred stock issuance costs under Topic D-42 and (ii) interest expense charges (or benefits) from minority interest marked-to-market adjustments if required under GAAP to be excluded from interest expense and dividends when calculating coverage ratios.

        On November 6, 2003, our Board of Directors declared a quarterly dividend of $0.60 per share for payment on November 28, 2003 to stockholders of record on November 20, 2003. The Board of Directors reduced the quarterly dividend from $0.82 to $0.60 per share to align the amount with our current level of profitability.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed with this report1:

EXHIBIT NO.
3.1	Charter (Exhibit 3.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.1	Form of First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 9, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein
10.2	Form of Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein
10.3	Form of Fourth Amendment, dated as of May 9, 2003 to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto
10.4	Form of Sixth Amendment, dated as of September 30, 2003 to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto
10.5	Form of First Amendment to Term Loan Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc. and NHP Management Company, Bank of America, N.A., as Administrative Agent and the Lenders party thereto
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments
  (b)
  Reports on Form 8-K filed during the quarter ended September 30, 2003:

1
Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

  i.
  Current Report on Form 8-K, dated July 22, 2003, relating to the sale of 6,000,000 shares of Class T Cumulative Preferred Stock;

  ii.
  Current Report on Form 8-K, dated August 13, 2003, relating to the litigation known as In Re Real Estate Associates Limited Partnership v Casden etal; and

  iii.
  Current Report on Form 8-K, dated August 20, 2003, relating to the borrowing of $250 million pursuant to a term loan.

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

Date: November 12, 2003