Form 10-K
period 2003-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2004-03-11
CIK 922864

Use these links to rapidly review the document
TABLE OF CONTENTS
APARTMENT INVESTMENT AND MANAGEMENT COMPANY INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 1-13232

Apartment Investment and Management Company
(Exact name of registrant as specified in its charter)

Maryland	84-1259577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4582 South Ulster Street Parkway, Suite 1100 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 757-8101

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	New York Stock Exchange
Class D Cumulative Preferred Stock	New York Stock Exchange
Class G Cumulative Preferred Stock	New York Stock Exchange
Class P Convertible Cumulative Preferred Stock	New York Stock Exchange
Class Q Cumulative Preferred Stock	New York Stock Exchange
Class R Cumulative Preferred Stock	New York Stock Exchange
Class T Cumulative Preferred Stock	New York Stock Exchange

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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $3.2 billion as of June 30, 2003. As of February 27, 2004, there were 93,577,271 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of stockholders to be held April 30, 2004 are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. In addition to historical information, this Annual Report on Form 10-K ("Annual Report") contains or may contain certain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. When used in this Annual Report, the words "may," "will," "expect," "intend," "plan," "believe," "anticipate," "estimate," "continue" or other similar words or expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled "Risk Factors" described in Item 1 of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. Business

The Company

        Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2003, we owned or managed a real estate portfolio of 1,629 apartment properties containing 287,560 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2003, we were the largest REIT owner and operator of apartment properties in the United States. Our portfolio includes garden style, mid-rise and high-rise properties and we serve approximately one million residents per year.

        We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, or consolidated properties. In addition, we have an equity interest in, but do not consolidate, certain properties that are accounted for under the equity method. These properties represent the investment in unconsolidated real estate partnerships in our financial statements, or unconsolidated properties. Additionally, we manage (both property and asset) but do not own an equity interest in other properties, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. The equity holdings and managed properties are as follows as of December 31, 2003:

	Total Portfolio
	Properties	Units
Consolidated properties	679	174,172
Unconsolidated properties	441	62,823
Property managed for third parties	96	11,137
Asset managed for third properties	413	39,428

Total	1,629	287,560

        We own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. Through our wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc, we held approximately an 89% interest in the common partnership units and equivalents of the Aimco Operating Partnership as of December 31, 2003. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as "OP Units." Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at our option, Aimco Class A Common Stock, which we refer to as "Common Stock." At December 31, 2003, 93,887,040 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 11,654,216 common OP Units and equivalents outstanding for a combined total of 105,541,256 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

        Since our initial public offering in July 1994, we have completed numerous acquisition transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,629 properties with 287,560 apartment units as of December 31, 2003. These acquisitions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers.

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

Available Information

        Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol "AIV." In 2003, our Common Stock was added to the S&P 500, an index of 500 companies in leading industries of the United States economy.

Financial Information About Industry Segments

        We operate in two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). For further information on these segments and other related information on the various components of our operations, see Note 18 of the consolidated financial statements in Item 8, and Management's Discussion and Analysis in Item 7, of this Annual Report.

Business Overview

        Our principal objective is to increase long-term stockholder value which we believe results from increasing asset values, increasing operating cash flows and long-term, predictable Funds From Operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), per share of Common Stock, less capital spending for replacements and enhancements. For a description of the meaning of FFO and its use and limitations as an operating measure, see the discussion titled "Funds From Operations" in Item 7 of this Annual Report.

        We strive to meet our objectives by focusing on property operations, portfolio management, reinvestment in properties, and by using leverage that is largely long-term, non-recourse and property specific.

Property Operations: Conventional and Aimco Capital

        Our property operations are divided into two business components: conventional and affordable. Our conventional operations, which typically are market-rate apartments with rents paid by the resident, include 632 properties and 178,397 units. Our affordable operations, which typically are apartments with rents set by a government agency and frequently subsidized or paid by a government agency, include 488 properties with 58,598 units organized under Aimco Capital.

        Our property operations are characterized by diversification of product, location and price point. We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 47 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $500 and $1,200 per month, and reaching as much as $2,900 per month at some of our premier properties. This geographic diversification insulates us, to some degree, from inevitable downturns in any one market.

  Conventional

        Our conventional operations are organized into 15 regional operating centers, or ROCs, each of which is supervised by a Regional Vice President, or RVP. The ROCs are generally smaller business units with specialized operational, financial and human resource leadership. We seek to improve the operating results from our property operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. In 2003, we renewed our focus on the ROCs overseeing our conventional operations. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we increased the level of accountability at the regional operating center level by giving direct responsibility for operations to the RVP with oversight from extensive regular reviews with senior management. To enable the RVPs to focus on sales and service, we narrowed the ROC mission and provided the ROCs with more resources, better systems, greater focus, and in many cases new leadership. In particular, we hired a dedicated regional financial officer to support each RVP, by improving financial control and budgeting. We also developed an expanded construction services group to handle all site work beyond routine maintenance, thus eliminating the need for RVPs to spend time on oversight of construction projects. We improved our corporate-level oversight of conventional property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. We believe that these changes will enable our regional and community managers to benefit from more organizational clarity, more and better information, and more tools to help them make quicker, better decisions closer to the property and to the customer, including the areas discussed below.

  •
  Resident Selection and Retention. In apartment properties, neighbors are a part of the product together with the location of the property and the physical quality of the apartment units. Part of our conventional operations strategy focuses on resident acquisition and retention—attracting and retaining residents who are good neighbors and are credit worthy. We standardized residential financial stability requirements and raised the standard across our portfolio to reduce turnover costs and improve retention. We believe that the costs exceed the benefits when higher occupancy results from financially riskier residents or lowering financial stability standards.

  •
  Revenue Increases. We increase rents where feasible and seek to improve occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We implemented standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets. In addition, we intend to continue our emphasis on the quality of our on-site employees through recruiting, training and retention programs, which we believe lead to increased occupancy rates through improved customer service and enhanced performance.

  •
  Controlling Expenses. Cost controls are accomplished by local focus at the ROC level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our creation of regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology. We are automating our supply chain to provide better control over purchasing decisions and to take advantage of volume discounts.

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

  Aimco Capital

        Aimco is among the largest owners and operators of affordable properties in the United States. We formed Aimco Capital in 2002 to focus on our affordable housing properties, the operations of which are most often subsidized by the United States Department of Housing and Urban Development, or HUD, state housing agencies or tax credit financing. Aimco Capital has organized its property operations and asset management under a management team dedicated to this sector. Aimco Capital operates through four ROCs. Aimco Capital also generates income from asset management (compliance oversight for its owned and operated affordable portfolio as well as two other large portfolios that are asset managed only) and transactional activity related to its affordable holdings such as dispositions, tax credit redevelopment and refinancings.

Portfolio Management

        Starting in 2003, we began to view our conventional property portfolio in terms of "core" and "non-core" properties. Core properties are those properties that are located in selected markets, many where population and employment growth are expected to exceed national trends and where we believe that we can become a regionally significant owner. We categorize core properties among: "preferred markets"—which are typically coastal, with high barriers to entry and home prices and median incomes above the national average; "growth markets"—which are typically in sunbelt regions with expectations of above average job growth; and "stable markets"—which are located in Midwest areas with limited new construction but also limited job growth. We intend to hold and improve core properties over the long-term and seek an allocation of properties among the above three categories in order to reduce volatility of our overall property operations. At December 31, 2003, we had 368 conventional core properties in 46 selected markets. Within our core portfolio, the largest single market (Washington, D.C.) contributed approximately 13%, and the five largest markets (Washington, D.C., greater Los Angeles, New England, Philadelphia and Chicago) together contributed approximately 43%, to income before depreciation and interest expense. Non-core properties are those properties located in other markets or in less favored locations within the 46 selected markets, which we generally intend to hold for investment for the intermediate term. At December 31, 2003, we had 264 conventional non-core properties.

        Portfolio management includes expanding our core portfolio through acquisitions of properties located in selected markets throughout the United States. We specifically seek investments in a variety of asset qualities and types in the selected markets at a purchase price below replacement cost. Currently, we acquire properties and property interests primarily in two ways:

  •
  the direct acquisition of a property or portfolio of properties through a purchase from, or a merger or business combination with, an entity that owns or controls the property or portfolio being acquired; and

  •
  the purchase from third parties, subject to our fiduciary duties, of additional interests in partnerships where we own a general partnership interest. These are typically executed for cash or OP Units. Since 1996, we have completed over 2,700 tender offers with respect to various partnerships resulting in over 160,000 transactions totaling $853 million in cash paid and OP Units issued to purchase additional interests in such partnerships.

        Portfolio management also includes dispositions of properties located in other markets, properties located in less desirable sub-markets or properties that do not meet our long-term investment criteria. The sales of non-core properties, partially fund our acquisitions. In 2003, we sold 77 non-core properties, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $281 million. As of December 31, 2003, we had approximately 75 non-core properties being marketed for sale. In addition, we had approximately 200 affordable properties being marketed for sale.

Reinvestment in Properties

        We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2003, we spent $563 per owned apartment unit for Capital Replacements, which are expenditures required to maintain the related asset, and $17 per owned apartment unit for Capital Enhancements, which are expenditures that add a new feature or revenue source.

        In addition to upkeep and maintenance of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with relatively lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. As of December 31, 2003, we had under redevelopment eight conventional properties with 5,187 units (which includes three properties for which redevelopment activities were complete but the operations of which had not yet stabilized) and two affordable properties with 467 units. During 2003, we completed redevelopment projects with approximately $73 million in cumulative spending to date, including major projects in Cincinnati, Ohio; Atlanta, Georgia; and Indianapolis, Indiana. Redevelopment expenditures for five conventional properties with ongoing redevelopment activities will require an estimated total investment (redevelopment spending) of $323 million, of which approximately $48 million remains to be spent. Our share of the estimated total spending on those five properties is $243 million of which approximately $31 million remains to be spent. In 2003, our specialized redevelopment team was expanded to include a Construction Services Group to oversee both major capital replacement and redevelopment projects. These experts include engineers, architects and construction managers. In 2004, we plan to commence as many as 40 redevelopments with spending per project in the $2 million to $10 million range.

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

        Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay 100% tax on non-arms length transactions between us and a TRS (described below) and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. Any taxes imposed on us would reduce our operating cash flow. The state and local tax treatment that we and our stockholders receive may not conform to the United States Federal income tax treatment.

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

Competition

        In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This affects our ability to acquire properties we want to add to our portfolios and the price that we pay in such acquisitions.

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

Environmental

        Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

        We are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. Prior to March 31, 2002, we generally were insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, our insurance coverage for property damage loss claims arising from the presence of mold has become more limited and generally includes only limited coverage for catastrophic property damage due to mold. In addition, since December 31, 2002, our insurance coverage for personal injury claims related to mold exposure has also become more limited.

        We have implemented a national policy and procedures to prevent or eliminate mold from our properties. Our policy and procedures are based on guidelines established by various Federal, state and local bodies. We believe that our measures will eliminate, or at least minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Insurance

        We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. Beginning in March 2004, for property insurance at our conventional properties, we have a retention of $250,000. Third party insurance covers losses in excess of our $250,000 retention up to a limit of $350 million. Also, if a specific covered loss in our conventional portfolio exceeds $2.75 million, we have an annual aggregate retention of $2 million, and third party insurance covers losses in excess of that $2 million retention, again up to a limit of $350 million. With respect to property insurance at our affordable properties, each property has a deductible of $25,000 per loss. Third party insurance covers losses in excess of that deductible, subject to the same annual aggregate retention of $2 million as described above, but for losses above $2.5 million, and up to a limit of $350 million. In addition, beginning in 2004, we have self-insured retentions for workers' compensation and general liability coverage of $500,000 each per incident. Third party insurance covers losses in excess of our $500,000 retention. We have established loss prevention, loss mitigation, claim handling, litigation management, and loss reserving procedures to manage our exposure.

Employees

        We currently have approximately 7,300 employees, of which approximately 6,300 are at the property level, performing various on-site functions, with the balance managing corporate and regional operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent fewer than 200 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

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

        The selective acquisition, redevelopment and expansion of properties are one component of our growth strategy. However, we may not be able to complete successfully transactions in the future. Although we seek to acquire, operate, redevelop and expand properties only when such activities increase our net income on a per share basis, such transactions may fail to perform in accordance with our expectations. When we redevelop or expand properties, we are subject to the risks that:

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

        We have grown rapidly. Since our initial public offering in July 1994, we have completed numerous acquisition transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,629 properties with 287,560 apartment units as of December 31, 2003. These acquisitions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers. Our ability to integrate successfully acquired businesses and properties depends, among other things, on our ability to:

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

We may be subject to litigation associated with partnership acquisitions that could increase our expenses and prevent completion of beneficial transactions.

        We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships that own apartment properties. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners' interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur additional costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.

Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties or prevent us from making distributions on our equity.

        Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. We seek to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of greater than 2:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2003, however, we had a ratio of free cash flow to combined interest expense and preferred stock dividends of 1.5:1, and this ratio in prior periods has also deviated from our goal. In addition, our Board of Directors could change this strategy at any time and increase our leverage. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on any debt, our lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to us. As of December 31, 2003, substantially all of the properties that we owned or controlled were encumbered by debt.

Increases in interest rates would increase our interest expense.

        As of December 31, 2003, we had approximately $1,599.0 million of variable-rate indebtedness outstanding. Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $16.0 million on an annual basis and could reduce our ability to service our indebtedness and make dividends or other distributions. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $817.5 million. Floating rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index, or the BMA Index, which since 1981 has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $11.2 million on an annual basis.

Covenant restrictions may limit our ability to make payments to our investors.

        Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our revolving credit facility and term loans provide that we may make distributions to our investors during any 12-month period in an aggregate amount that does not exceed the greater of 90% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status. Pursuant to the amendments of our credit facilities, effective September 2003, the credit facilities prohibit all distributions (as defined in the credit facilities) if certain financial covenants are not satisfied.

        Our outstanding classes of preferred stock prohibit the payment of dividends on our Common Stock if we fail to pay the dividends to which the holders of the preferred stock are entitled. In addition, our 6 1/2% convertible debentures prohibit the payment of dividends on our capital stock if we elect to defer payments of interest on these convertible debentures, which we may have the right to do for up to 60 months. If we are unable to pay dividends on our Common Stock, we may fail to qualify as a REIT. This would subject us to corporate taxation and reduce our ability to make distributions to our investors.

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

        As of December 31, 2003, we owned an equity interest in 488 properties and managed for third parties and affiliates 474 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

We depend on our senior management

        Our success depends upon the retention of our senior management, including Terry Considine, our chief executive officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to pursue effectively our business strategy.

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

        The rules dealing with Federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Treasury Department. Changes to the tax laws, which may have retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. For example, under legislation effective January 1, 2001, if any of our taxable REIT subsidiaries were deemed to operate or manage a health care or lodging facility, we would fail to qualify as a REIT. Although we believe that, since January 1, 2001, none of our taxable REIT subsidiaries have operated or managed any health care or lodging facilities, the statute provides little guidance as to the definition of a health care or lodging facility. Accordingly, we cannot assure that the IRS will not contend that any of our taxable REIT subsidiaries operate or manage a health care or lodging facility, resulting in our disqualification as a REIT.

The FBI has issued alerts regarding potential terrorist threats involving apartment buildings—a risk for which we are only partially insured.

        On May 6, 2002 and February 7, 2003, the Federal Bureau of Investigation and the United States Department of Homeland Security issued alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at our properties. The effect that future terrorist activities or threats of such activities could have on our business is uncertain and unpredictable. If we incur a loss at a property as a result of an act of terrorism, we could lose all or a portion of the capital we have invested in the property, as well as the future revenue from the property. The enactment by the United States Congress of the Terrorism Risk Insurance Act, or TRIA,

resulted in terrorism coverage exclusions being invalidated and quotes at each policy renewal have been offered. Prior to the enactment of TRIA, and because we have a highly diversified and geographically dispersed portfolio of residential properties, our lenders generally had not required us to purchase terrorism insurance. However, since the enactment of TRIA and increased scrutiny of lenders regarding terrorism exposure, we have sometimes been required to purchase terrorism insurance. In all cases, we have purchased insurance that exceeds the minimum requirements of our lenders. Currently, these costs have not had a negative effect on our consolidated financial condition or results of operations taken as a whole.

The market place for insurance coverage is uncertain and in some cases insurance is becoming more expensive and more difficult to obtain.

        The current insurance market is characterized by volatility with respect to premiums, deductible and coverage. For certain types of coverage, such as property coverage, we are currently experiencing declining premiums. For other types of coverage, however, such as liability and executive coverage, we continue to experience rising premiums, higher deductibles, and more restrictive coverage language. Although we make use of many alternative methods of risk financing that enable us to insulate ourselves to some degree from variations in coverage language and cost, sustained deterioration in insurance marketplace conditions may have a negative effect on our operating results.

Limits on ownership of shares in our charter may result in the loss of economic and voting rights by purchasers that violate those limits.

        Our charter limits ownership of our Common Stock by any single stockholder to 8.7% of our outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Our charter also limits ownership of our Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of our capital stock if the purchase would result in us losing our REIT status. This could happen if a transaction results in fewer than 100 persons owning all of our shares of capital stock or results in five or fewer persons, applying certain attribution rules of the Code, owning 50% or more of the value of all of our shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

        The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2003, 444,962,738 shares were classified as Common Stock and 65,624,762 shares were classified as preferred stock. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.

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

Other

        On February 26, 2004, we announced that, as part of our previously stated plan to hire a chief operating officer, effective April 1, 2004, Peter Kompaniez, our president and vice chairman will relinquish the title of president. Mr. Kompaniez will continue in the role of vice chairman of the board of directors and will serve us on a variety of special and ongoing projects in an operating role. We have initiated a search process for a chief operating officer, which we expect to complete no later than year-end. Pending that appointment, Mr. Considine will serve as president, in addition to his continued duties as chairman and chief executive officer.

ITEM 2. Properties

        Our properties are located in 47 states, the District of Columbia and Puerto Rico. Conventional properties are operated through 15 regional operating centers. Affordable property operations are managed through Aimco Capital and are operated through four regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2003:

Regional Operating Center	Number of Properties	Number of Units
Conventional:
Atlanta, GA	37	10,826
Boston, MA	14	5,385
Chicago, IL	42	11,255
Columbia, SC	67	15,875
Dallas, TX	67	15,707
Denver, CO	34	7,572
Houston, TX	37	9,776
Indianapolis, IN	46	13,131
Los Angeles, CA	44	12,193
Michigan	58	16,629
Philadelphia, PA	17	7,681
Phoenix, AZ	42	11,388
Rockville, MD	39	14,502
South Florida	17	6,507
Tampa/Orlando, FL	59	16,102

Total conventional owned and managed	620	174,529

Affordable (Aimco Capital):
Midwest	102	14,067
Northeast	132	19,023
Southeast	116	11,472
West	100	9,647

Total affordable owned and managed	450	54,209

Owned but not managed	50	8,257
Property managed for third parties	96	11,137
Asset managed for third parties	413	39,428

Total	1,629	287,560

        At December 31, 2003, we owned an equity interest in and consolidated 679 properties containing 174,172 apartment units, which we refer to as "consolidated." These consolidated properties contain, on average, 259 apartment units, with the largest property containing 2,899 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in "Schedule III, Real Estate and Accumulated Depreciation" in this Annual Report. At December 31, 2003, we held an equity interest in and did not consolidate 441 properties containing 62,823 apartment units, which we refer to as "unconsolidated." In addition, we provided property management services for third parties owning 96 properties containing 11,137 apartment units, and asset management services for third parties owning 413 properties containing 39,428 apartment units, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

        Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2003, our consolidated properties were encumbered by aggregate mortgage indebtedness totaling $5,648.9 million. Such mortgage indebtedness was secured by 657 properties with a combined net book value of $8,686.6 million, having an aggregate weighted average interest rate of 6.11%, not including $40.7 million of mortgage indebtedness included within liabilities related to assets held for sale. As of December 31, 2003, we had a total of 45 mortgage loans, with an aggregate principal balance outstanding of $548.3 million, that were each secured by property and cross-collateralized with certain other mortgage loans. See Note 6 of the consolidated financial statements in Item 8 of this Annual Report for additional information about our indebtedness.

ITEM 3. Legal Proceedings

        See the information under the caption "Legal" in Note 9 of the consolidated financial statements in Item 8 of this Annual Report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock has been listed and traded on the NYSE under the symbol "AIV" since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared for the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
2003
December 31, 2003	$42.05	$33.00	$0.60
September 30, 2003	39.85	34.11	0.60
June 30, 2003	39.81	33.67	0.82
March 31, 2003	39.19	34.64	0.82
2002
December 31, 2002	38.85	34.51	0.82
September 30, 2002	49.44	38.61	0.82
June 30, 2002	51.46	46.17	0.82
March 31, 2002	48.65	42.88	0.82

        On February 27, 2004, the closing price of our Common Stock was $32.40 per share, as reported on the NYSE and there were 93,577,271 shares of Common Stock outstanding, held by 3,847 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

        As a REIT, we are required to distribute annually to holders of common stock at least 90% of our "real estate investment trust taxable income," which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. We measure our economic profitability and intend to pay regular dividends to our stockholders based on Funds From Operations, less Capital Replacements during the relevant period. Future payment of dividends are at the discretion of our Board of Directors and will depend on numerous factors including our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as our Board of Directors deems relevant.

        From time to time, we issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2003, approximately 219,000 and 338,000 shares of Common Stock were issued in exchange for common OP Units. During the three and twelve months ended December 31, 2003, approximately 14,000 and 22,000 shares of Common Stock were issued in exchange for preferred OP Units.

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

        During the year ended December 31, 2003, we accepted approximately 532,000 shares of Common Stock as payment in full of a $25 million obligation pursuant to the terms of the settlement agreement associated with the REAL Litigation (as defined and described in Note 9 of the consolidated financial statements in Item 8 of this Annual Report).

        See Note 22 of the consolidated financial statements in Item 8 of this Annual Report for information on Common Stock repurchased subsequent to the year ended December 31, 2003.

        Additional information required by this item is presented under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

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

	For the Year Ended December 31,
	2003	2002(1)	2001(1)	2000(1)	1999(1)
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Rental and other property revenues	$1,445,796	$1,292,352	$1,123,325	$913,554	$462,296
Property operating expenses	(642,697)	(515,363)	(428,400)	(370,070)	(185,181)
Management fees and other income primarily from affiliates	70,487	95,479	149,712	25,725	38,377
Management and other expenses	(50,574)	(64,031)	(97,439)	(16,201)	(14,897)
Depreciation of rental property	(328,379)	(266,402)	(302,590)	(269,631)	(115,054)
General and administrative expenses	(28,815)	(30,544)	(24,930)	(18,123)	(15,248)
Operating income	456,933	498,459	394,303	258,556	155,996
Interest and other income	25,020	77,282	73,915	71,373	56,565
Interest expense	(372,746)	(324,471)	(280,092)	(242,391)	(124,180)
Deficit distributions to minority partners	(22,672)	(26,979)	(46,359)	(24,375)	—
Impairment loss on investment in unconsolidated real estate partnerships	(4,122)	(5,540)	—	—	—
Gain (loss) on dispositions of real estate	3,178	(22,362)	17,394	26,335	(1,785)
Income from continuing operations	70,709	159,951	95,115	84,107	70,830
Income from discontinued operations, net	88,148	9,095	12,237	15,071	6,697
Net income	158,857	169,046	107,352	99,178	77,527
Net income attributable to preferred stockholders	93,565	93,558	90,331	63,183	53,453
Net income attributable to common stockholders	65,292	75,488	17,021	35,995	24,074
OTHER INFORMATION:
Total consolidated properties (end of period)	679	728	557	566	373
Total consolidated apartment units (end of period)	174,172	187,506	157,256	153,872	106,148
Total unconsolidated properties (end of period)	441	511	569	683	751
Total unconsolidated apartment units (end of period)	62,823	73,924	91,512	111,748	133,113
Units managed for others (end of period)(2)	50,565	56,722	31,520	60,669	124,201
Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.07	$0.31	$0.28
Net income attributable to common stockholders	$0.70	$0.88	$0.23	$0.53	$0.39
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.06	$0.30	$0.27
Net income attributable to common stockholders	$0.70	$0.87	$0.23	$0.52	$0.38
Dividends declared per common share	$2.84	$3.28	$3.16	$2.80	$2.50
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$8,753,266	$8,615,782	$6,330,016	$5,663,989	$3,847,626
Total assets	10,113,362	10,316,601	8,300,672	7,699,874	5,684,951
Total indebtedness	6,197,907	6,021,990	4,420,399	4,068,020	2,556,433
Stockholders' equity	2,860,657	3,163,387	2,710,615	2,501,657	2,259,396

(1)
Certain reclassifications have been made to 2002, 2001, 2000, and 1999 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the 2002 adoption of Statement of Financial Accounting Standard No. 144. Also, effective January 1, 2001, as a result of the REIT Modernization Act permitting REITs to own taxable REIT subsidiaries, we began consolidating our previously unconsolidated taxable REIT subsidiaries. Prior to this date, we did not control such subsidiaries, which were accounted for under the equity method, and as a result, the periods prior to 2001 are not comparable.

(2)
In 2003 and 2002, includes approximately 29,000 and 33,000 units, respectively, that were acquired as part of the March 2002 acquisition of Casden Properties, Inc., and are asset managed by us only, and not also property managed, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

        We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2003, we owned or managed a real estate portfolio of 1,629 apartment properties containing 287,560 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

        The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO, less spending for Capital Replacements and Capital Enhancements; same store property operating results; net operating income less spending for Capital Replacements and Capital Enhancements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned "Funds From Operations" and "Capital Expenditures" below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; unemployment rates; single-family and multifamily starts; and interest rates.

        Because our operating results depend primarily on income from our properties, the supply and demand for apartments substantially influences our results. Additionally, the level of expenses required to operate and maintain our properties and the pace and price at which we redevelop, acquire and dispose of our apartment properties can affect our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms which we negotiate for our equity and debt financings.

        We have grown rapidly over the past decade, and during the past three years our growth has moderated. In 2003, the apartment industry continued to face a challenging operating environment—unemployment, job growth at a pace slower than anticipated, low interest rates and an abundant supply of housing alternatives. In addition, we experienced greater difficulty as compared to our peers because our property operating systems and structure were not as effective as our peers in meeting the challenges presented by the apartment markets.

        We are adjusting our business strategies to compete successfully in challenging times and to be ready to maximize our opportunities as the economy improves. We are focused on improving our conventional property operations, which are conducted through 15 regional operating centers, or ROCs. This structure provides us with the opportunity to keep decision-making close to the customers we serve and the properties we maintain. We are focused on providing our ROCs with more resources and better systems and reducing employee turnover. We are standardizing numerous processes, including such items as price setting and resident selection. Our focus on resident selection is designed to make our communities more desirable places to live and work, which will result in better financial performance due to higher and more stable occupancy levels, increased pricing power and reduced costs.

        We were highly focused throughout 2003 in addressing property operations and those efforts will continue throughout 2004. In addition, we will continue to seek opportunities to reinvest in our properties through redevelopment and to manage our portfolio through property sales and acquisitions.

        The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report.

Results of Operations

Overview

  2003 compared to 2002

        We recognized net income attributable to common stockholders of $65.3 million for the year ended December 31, 2003, compared with $75.5 million for the year ended December 31, 2002, a decrease of $10.2 million, or 13.5%. This decrease was principally due to:

  •
  a decline in consolidated same store net operating results of 11.6% in 2003 compared to 2002;

  •
  higher depreciation and interest expenses due to the acquisition of apartment properties;

  •
  lower interest income as a result of a decline in accretion income recognized on general partner notes receivable; and

  •
  a decrease in the operations of our investment management business.

        These decreases were partially offset by:

  •
  an increase in net gain on disposition of real estate (including the gain recognized in discontinued operations and the gain relating to unconsolidated entities) due to property sales;

  •
  an increase in net operating income due to the acquisition of apartment properties; and

  •
  lower minority interest allocations as a result of lower property operating results.

  2002 compared to 2001

        We recognized net income attributable to common stockholders of $75.5 million for the year ended December 31, 2002, compared with $17.0 million for the year ended December 31, 2001, an increase of $58.5 million. This increase was principally due to:

  •
  an increase in net operating income due to the acquisition of apartment properties;

  •
  lower depreciation expense due to a change in estimate related to the useful lives of real estate assets;

  •
  higher equity in earnings in our unconsolidated real estate partnerships due to a change in estimate related to the useful lives of real estate assets;

  •
  lower minority interest allocations as a result of lower property operating results;

  •
  a decrease in deficit distributions to minority partners; and

  •
  a reduction in amortization of intangibles.

        These increases were partially offset by:

  •
  an increase in loss on disposition of real estate (including the loss recognized in discontinued operations and the loss relating to unconsolidated entities) due primarily to a 2002 change in estimate associated with historical estimated gain or loss on the sale of properties and the sale of certain senior living facilities in 2002;

  •
  a decline in consolidated same store net operating results of 6.5% in 2002 compared to 2001;

  •
  higher depreciation and interest expenses due to the acquisition of apartment properties; and

  •
  a decrease in the operations of our investment management business.

        The following paragraphs discuss these and other items affecting our results of operations in more detail.

Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are as follows:

  Consolidated same store properties—consist of all conventional properties that were owned, stabilized and consolidated for all periods presented.

  Acquisition Properties—consist of all consolidated properties that were owned less than three years as of the end of the most recent year. For purposes of this discussion, acquisition properties are principally comprised of: three properties directly purchased in 2003; those properties acquired in the March 2002 acquisition of Casden Properties, Inc. and certain related transactions, which we refer to collectively, as the Casden Merger; those properties acquired in the August 2002 acquisition of New England area properties, which we refer to as the New England Properties Acquisition; two properties directly purchased in 2002 and three properties directly purchased in 2001.

  Newly Consolidated Properties—consist of all properties consolidated for less than three years as of the end of the most recent year. These properties had been previously unconsolidated and accounted for by the equity method. For purposes of this discussion, newly consolidated properties include 10 properties that were first consolidated in 2003, 78 properties that were first consolidated in 2002 and five properties that were first consolidated in 2001.

  Affordable properties—consist of all affordable properties (which are properties that benefit from governmental programs designed to provide housing for people with low or moderate incomes) that were owned, stabilized and consolidated for all periods presented.

  Redevelopment properties—consist of all consolidated properties where (i) a substantial number of available units have been vacated for major renovations and have not been stabilized for at least one year as of the earliest period presented, or (ii) other significant renovation (such as exteriors, common areas or unit improvements (on lease expirations)) is underway or has been complete for less than one year as of the earliest period presented. In both cases, the properties have been removed from same store properties.

  Other properties—consist of all consolidated properties that are not included in the above categories and in some cases are not multifamily properties (such as commercial properties and retail space).

  Partnership expenses—consist of expenses incurred at the partnership level either directly or indirectly (such as partnership audit, tax and legal expenses).

  Property management expenses—consist of off-site expenses associated with the self-management of consolidated properties.

        The following table summarizes the overall performance of our consolidated properties for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Rental and other property revenues	$1,445,796	$1,292,352	$1,123,325
Property operating expenses	642,697	515,363	428,400

Net operating income	$803,099	$776,989	$694,925

        The following table shows the components of consolidated property net operating income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Consolidated same store properties	$565,721	$640,066	$684,456
Acquisition properties	139,429	94,789	2,171
Newly consolidated properties	95,458	42,837	4,140
Affordable properties	7,777	7,292	8,977
Redevelopment properties	15,733	14,578	20,231
Other properties	4,641	2,983	4,141
Partnership expenses	(9,993)	(9,614)	(8,147)
Property management expenses	(18,946)	(15,942)	(21,044)
Other	3,279	—	—

Total	$803,099	$776,989	$694,925

        During 2003 as compared to 2002, net operating income for our consolidated property operations increased by $26.1 million, or 3.4%. This increase was principally due to $52.6 million and $44.6 million related to operations of newly consolidated properties and operations of acquisition properties, respectively. This was offset by a $74.3 million, or 11.6%, decrease in consolidated same store net operating income. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        During 2002 as compared to 2001, net operating income for our consolidated property operations increased by $82.1 million, or 11.8%. This increase was principally due to $92.6 million and $38.7 million related to operations of acquisition properties and operations of newly consolidated properties, respectively. This was offset by a $44.4 million, or 6.5%, decrease in consolidated same store net operating income. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

Conventional Same Store Property Operating Results

        Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define "same store" properties as conventional properties in which our ownership interest exceeds 10% and the operations of which are stabilized for all periods presented. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the unaudited conventional rental property operations on a "same store" basis (which is not in accordance with GAAP) and reconciles them to "consolidated same store" operations, a component of consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Our share of same store revenues	$1,038,942	$1,075,810	$1,098,089
Our share of same store expense	441,179	401,530	384,246

Our share of same store net operating income	$597,763	$674,280	$713,843
Minority partners' share of same store net operating income	56,610	65,296	71,762
Our share of unconsolidated same store net operating income	(25,690)	(28,022)	(97,661)
Newly consolidated properties	(62,962)	(71,488)	(3,488)

Consolidated same store component of net operating income	$565,721	$640,066	$684,456

Same Store Statistics
Properties	553	553	553
Apartment units	154,324	154,324	154,324
Average physical occupancy	91.8%	92.6%	93.5%
Average rent collected/unit/month	$687	$703	$703

        For the year ended December 31, 2003, compared to the year ended December 31, 2002, our share of same store net operating income decreased $76.5 million, or 11.3%. Revenues decreased $36.9 million, or 3.4%, primarily due to lower average rent (down $16 per unit), lower occupancy (down 0.8%), and increased bad debt. Expenses increased by $39.6 million, or 9.9%, primarily due to: an increase of $12.5 million in turnover, marketing and administrative costs in 2003 related to focused efforts to improve property appearance and the condition of units ready to be occupied; $8.8 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping and snow removal due to more severe winter conditions in 2003 than in 2002; $6.7 million in utilities due to the increase in the cost of natural gas, electric, water and sewer; and $4.0 million in property hazard insurance due to increased casualty losses.

        For the year ended December 31, 2002, compared to the year ended December 31, 2001, our share of same store net operating income decreased $39.6 million, or 5.5%. Revenues decreased $22.3 million, or 2.0%, primarily due to lower occupancy (down 0.9%), and increased bad debt. Expenses increased by $17.3 million, or 4.5%, primarily due to: an increase of $4.8 million in property taxes; $3.8 million in insurance expense, as the cost of property hazard insurance coverage rose in March 2002; and $5.4 million in contract services and repairs and maintenance. These increases were somewhat offset by reductions in utilities.

Investment Management Business

        We earn income from our consolidated investment management business primarily from unconsolidated real estate partnerships for which we are the general partner. The income is primarily in the form of fees generated through property and asset management. Asset management involves the financial management of properties, as opposed to the day-to-day property operations, and results in fees from a variety of transactions including refinancing fees, developer fees and syndication fees. These transactions occur on varying timetables and thus the income generated may vary from period to period. Our revenue from the investment management business decreases as we increase our ownership of properties and the income generated is therefore eliminated in consolidation. We expect this trend to continue as we increase our ownership in more of these partnerships or otherwise determine that consolidation is required by GAAP. Offsetting the revenue earned in the investment management business are the expenses associated with property and asset management, as well as expenses related to our risk management and other insurance programs.

        The following table summarizes the overall performance of our consolidated investment management business for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Management fees and other income primarily from affiliates	$70,487	$95,479	$149,712
Management and other expenses	50,574	64,031	97,439

Net income from investment management business	$19,913	$31,448	$52,273

        During 2003 as compared to 2002, income from investment management business decreased by $11.5 million, or 36.7%. This decrease was principally a result of the following:

  •
  $16.0 million due to an increase in consolidated real estate partnerships, which required additional elimination of fee income and associated property operating expense related to such partnerships;

  •
  $8.0 million due to increased consulting fees associated with the implementation of site level software and legal fees; and

  •
  $3.2 million related to insurance, of which $7.5 million was related to an increase in general liability, worker's compensation and director and officer insurance premium expenses offset by $4.3 million of a reduction in casualty losses in the property hazard program.

        These decreases were partially offset by:

  •
  $4.6 million of increased activity based fees related to syndication, acquisition and deferred asset management fees from transactions closed in 2003; and

  •
  $15.1 million due to income tax benefits including: $8.0 million of an income tax valuation reserve reversal in first quarter 2003 (see Note 10 of the consolidated financial statements in Item 8 of this Annual Report); and $7.1 million of an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries.

        During 2002 as compared to 2001, income from the investment management business decreased by $20.8 million, or 39.8%. This decrease was principally a result of the following:

  •
  $13.2 million of reduced fees billed for construction management services in 2002. We calculated and billed these fees to the real estate partnerships based on a percentage of volume of construction activities. In addition, lower costs were incurred and therefore lower billings occurred as a result of the ongoing management initiative to contain costs;

  •
  $7.3 million due to an increase in insurance costs in the property hazard program. These increased costs were the result of increased reserves due to historical casualty losses from prior years;

  •
  $5.5 million due to an increase in consolidated real estate partnerships, which required additional elimination of fee income and associated property operating expense related to such real estate partnerships;

  •
  $4.5 million due to a net reduction in fees including: $6.9 million decrease in refinancing and disposition fees, due to decreased refinancing transactions (28 in 2002 compared to 59 in 2001) resulting in lower fees earned; and a $7.7 million decrease in fees earned for services provided to third parties due to a planned reduction in third party asset management. These decreases were offset by a $10.1 million increase in asset management and developer fees related to the 2002 acquisition of National Partnership Investments Corp. as part of the Casden Merger.

        These decreases were partially offset by $9.3 million of lower compensation and health insurance expense resulting from a change in plan administrator and a reduction in work force, in part due to a planned reduction in third party property management and management cost reduction initiatives.

Depreciation of Rental Property

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, depreciation of rental property increased $62.0 million, or 23.3%. This increase was principally due to $23.4 million and $23.5 million of additional depreciation related to the acquisition properties and the newly consolidated properties, respectively, as well as $12.3 million of additional depreciation related to new capital spending on same store properties.

        For the year ended December 31, 2002, as compared to the year ended December 31, 2001, depreciation of rental property decreased $36.2 million, or 12.0%. This decrease was principally due to a $69.0 million decrease related to the change in useful lives of assets made in 2001. During 2001, we completed a comprehensive review of our real estate related depreciation. As a result of this review, we changed our estimate of the remaining useful lives for our buildings. We believe the change better reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. This change in useful lives increased net income by approximately $74.3 million, net of minority interest, in 2002 over 2001, of which a portion was recognized as an increase to equity in earnings of unconsolidated real estate partnerships. The recognition of this change in useful lives resulted in an increase in basic and diluted earnings per share of $0.87 and $0.86, respectively, for the year ended December 31, 2002.

        This decrease was partially offset by additional depreciation related to the acquisition properties and the newly consolidated properties of $24.0 million and $11.8 million, respectively.

Amortization of Intangibles

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, amortization of intangibles increased $2.7 million, or 66.5%. This increase was principally a result of additional amortization recognized due to the termination of certain management contracts acquired in the Casden Merger.

        For the year ended December 31, 2002, as compared to the year ended December 31, 2001, amortization of intangibles decreased $14.7 million, or 78.5%. Of the total decrease, $6.8 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $7.9 million was attributable to the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Provision for Losses on Accounts, Fees and Notes Receivable

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, provision for losses on accounts, fees and notes receivable decreased $6.8 million, or 75.8%. For the year ended December 31, 2002 as compared to the year ended December 31, 2001, provision for losses on accounts, fees and notes receivable increased $2.4 million, or 35.5%.

        In 2001, the entire provision of $6.6 million related to additional allowance for possible losses on accounts, fees and other contingencies. In 2002, the entire provision of $9.0 million related to provision for losses on notes receivable, which provision was determined based on our review in 2002 of the collectibility of each loan made to affiliated partnerships within our loan receivable portfolio. In 2003, we recorded a $2.2 million provision for losses on notes receivable. We continue to monitor these loans and assess the collectibility of each loan on a periodic basis and may record a provision due to changes in the market environment that affect operating cash flows.

Interest Expense

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest expense, which includes the amortization of deferred financing costs, increased $48.3 million, or 14.9%. This increase was principally due to $26.6 million and $21.3 million of additional interest on the debt related to the newly consolidated properties and the acquisition properties, respectively.

        For the year ended December 31, 2002, as compared to the year ended December 31, 2001, interest expense, which includes the amortization of deferred financing costs, increased $44.4 million, or 15.8%. This increase was principally due to $34.8 million and $16.4 million of additional interest on the debt related to the acquisition properties and the newly consolidated properties, respectively. This increase was partially offset by a $10.9 million reduction related to an overall decrease in variable interest rates of approximately 1.5% from the prior year.

Interest and Other Income

        A component of interest and other income is our accretion income on general partner notes receivable. Transactions that result in accretion occur on varying timetables and thus the income generated may vary from period to period.

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest and other income decreased $52.3 million, or 67.6%. This decrease was principally a result of: $33.5 million in reduced accretion income; $11.1 million in lower interest due from general partner notes receivable, resulting from the consolidation of real estate partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and $7.7 million related to gain recognized in second quarter 2002 on the sale of certain tax-exempt bonds.

        For the year ended December 31, 2002, as compared to the year ended December 31, 2001, interest and other income increased $3.4 million, or 4.6%. This increase was principally a result of $26.9 million in increased accretion income. This increase was offset by $18.4 million of a decrease related to a lower gain recognized on certain tax-exempt bonds that were sold in 2002 as compared to certain tax-exempt bonds sold in 2001. In addition there was a $3.8 million decrease related to lower interest on money market and interest bearing accounts, as interest rates on deposit accounts had decreased approximately 1.5% from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, equity in losses of unconsolidated real estate partnerships increased $7.1 million. This increase was principally the result of the purchase of equity interests in unconsolidated real estate partnerships that resulted in these properties becoming consolidated. Such real estate partnerships owned better performing properties that are now contributing to consolidated rental revenues and expenses. In addition, the remaining properties within unconsolidated real estate partnerships had decreased earnings driven by lower property operating results in 2003 than in 2002.

        For the year ended December 31, 2002, as compared with the year ended December 31, 2001, equity in earnings of unconsolidated real estate partnerships increased $17.4 million. This increase was principally due to the change in estimate of useful lives of the underlying real estate assets completed by us in 2001, which resulted in lower depreciation expense of approximately $16.0 million. See the previous discussion on the change in estimate of useful lives of assets under the heading "Depreciation of Rental Property."

Deficit Distributions to Minority Partners

        When real estate partnerships consolidated in our financial statements make cash distributions to partners in excess of their minority interest balances, we record a charge equal to the minority partners' excess of distribution over their minority interest balances, even though there is no economic effect or cost.

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, deficit distributions to minority partners decreased $4.3 million, or 16.0%. For the year ended December 31, 2002, as compared to the year ended December 31, 2001, deficit distributions to minority partners decreased $19.4 million. Each of these decreases were due to reduced levels of distributions being made by the consolidated real estate partnerships as a result of lower refinancing activity, and decreased operating results, as well as our increased ownership of such partnerships.

Gain (Loss) on Dispositions of Real Estate

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, gain on dispositions of real estate increased $25.5 million. In 2002, gain (loss) on dispositions of real estate included a loss of approximately $28.0 million that resulted primarily from a change in estimate due to better insight into information related to the finalization of the recording of purchase price accounting to appropriate entities acquired in past acquisitions and the related historical estimation process in determining the carrying value of assets sold. The recognition of this amount in 2002 was considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The recognition of this change in estimate resulted in a decrease in basic and diluted earnings per share of $0.28 for the year ended December 31, 2002.

        For the year ended December 31, 2002 as compared to the year ended December 31, 2001, gain on dispositions of real estate decreased $39.8 million. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, or SFAS 144. Pursuant to SFAS 144 we now report as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period (see below discussion). As a result of SFAS 144, for the year ended December 31, 2002, gain (loss) on dispositions of real estate does not include any gain or loss associated with the disposal of consolidated properties that were classified as discontinued operations during 2002. For 2001, however, gain (loss) on dispositions of real estate included gain or loss associated with the disposal of all properties sold.

        The properties sold in all periods, as well as the properties held for sale, were considered by management to be inconsistent with our long-term investment strategy. Gain (loss) on properties sold was determined on a property by property basis and are not entirely comparable year over year due to individual property differences.

Minority Interest in Consolidated Real Estate Partnerships

        For the year ended December 31, 2003, as compared to the year ended December 31, 2002, minority interest in consolidated real estate partnerships decreased $12.5 million. For the year ended December 31, 2002, as compared to the year ended December 31, 2001, minority interest in consolidated real estate partnerships decreased $22.3 million. Both of these decreases were principally a result of decreased earnings caused by lower property operating results than in the prior year and our purchase of additional interests in consolidated real estate partnerships, thereby reducing the minority interest allocation.

Discontinued Operations

        For properties accounted for under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairments on assets held for sale, and the net gain on the eventual disposal of properties held for sale is reported as discontinued operations.

        For the years ended December 31, 2003, 2002, and 2001, income from discontinued operations totaled $88.1 million, $9.1 million and $12.2 million, respectively, which includes income from operations of $7.9 million, $23.2 million and $15.5 million, respectively. In 2003, the income from operations included 82 properties that were sold or classified as held for sale during 2003. In 2002, and 2001, the income from operations included 124 properties that were sold or classified as held for sale in 2002 and 2003. Due to varying number of properties and the timing of sales, the income from operations is not comparable year to year.

        During 2003, we sold 72 properties, resulting in a net gain on sale of approximately $89.7 million (which is net of $12.1 million of related taxes). Additionally, we recognized $9.0 million in impairment loss on assets sold or held for sale in 2003. During 2002, we sold 42 properties, resulting in a net loss on sale of approximately $8.5 million (including $2.5 million of related taxes). Additionally, we recognized $2.9 million in impairments on assets sold or held for sale in 2002. There were no gains or losses on assets sold in 2001 included in discontinued operations for the year ended December 31, 2001.

        Gains (losses) on properties sold are determined on a property-by-property basis and are not comparable year over year due to individual property differences. We considered the properties sold, as well as the properties classified as held for sale, to be inconsistent with our long-term investment strategy. See Note 15 of the consolidated financial statements in Item 8 of this Annual Report for more details on discontinued operations.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

        Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

  •
  changes in market capitalization rates; and

  •
  the relative illiquidity of such investments.

        Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships.

Notes Receivable and Interest Income Recognition

        We generally recognize interest income earned from our investments in notes receivable when the collectibility of such amounts is both probable and reasonably estimable. The notes receivable were either extended by us and are carried at the face amount plus accrued interest, which we refer to as par value notes, or were made by predecessors whose positions we acquired usually at a discount, which we refer to as discounted notes.

        On a periodic basis we assess the collectibility or impairment of each note. Under the cost recovery method, we carry the discounted notes at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are reasonably estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), we have determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, we recognize accretion income on a prospective basis over the estimated remaining life of the loans, as the difference between the carrying value of the discounted notes and the estimated collectible value. For the year ended December 31, 2003, if we had not been able to complete certain transactions, our accretion income would have decreased by $3.3 million ($0.03 million per basic and diluted share). Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.

Allowance for Losses on Notes Receivable

        We estimate the collectibility of notes receivable by assessing the likelihood of ultimate realization of these receivables. We establish an allowance for losses on notes receivable based on an evaluation of a variety of factors, such as: an amount that is adequate to absorb losses in the existing portfolio; an evaluation of the risk inherent in the portfolio, including the current credit-worthiness of each borrower; the composition of the portfolio, including specific impaired notes receivable; current economic conditions; full realizable value or the fair value of the underlying collateral; economic conditions; historical loss experience; our estimate of probable credit losses and other factors. During the years ended December 31, 2003 and 2002, we identified and recorded $2.2 million and $9.0 million in losses on notes receivable, respectively. We will continue to monitor and assess these notes, and we may make changes in required reserves in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, disposition capital expenditures, Capital Enhancement and Capital Replacement activities. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in volume, timing and costs of such activities may have a significant effect on our financial results if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during 2003, if capital activities had increased or decreased during the year by 10%, we could have had additional or lower, respectively, income before minority interest of $6.3 million. See further discussion under the heading "Capital Expenditures."

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, gains on dispositions of depreciable real estate, gains on dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of intangibles and deficit distributions to minority partners. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock, adding back dividends/distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the years ended December 31, 2003, 2002 and 2001, our FFO is calculated as follows (amounts in thousands):

	2003	2002	2001
Net income attributable to common stockholders(1)	$65,292	$75,488	$17,021
Adjustments:
Depreciation on rental property, net of minority partners' interest(2)	298,255	241,325	295,113
Depreciation on rental property related to unconsolidated entities	25,817	33,549	57,506
(Gain) loss on dispositions of real estate	(3,178)	22,362	(17,394)
Deficit distributions to minority partners	22,672	26,979	46,359
Amortization of intangibles	6,702	4,026	18,729
Income tax arising from disposals	—	—	3,202
Gain on disposition of land	—	—	3,843
Discontinued operations:
Depreciation on rental property, net of minority partners' interest	14,906	29,580	37,936
(Gain) loss on dispositions of real estate, net of minority partners' interest	(101,849)	6,021	—
Deficit distributions to minority partners	(10,718)	1,321	1,342
Income tax arising from disposals	12,134	2,507	—
Minority interest in Aimco Operating Partnership's share of above adjustments	(29,910)	(44,500)	(58,883)
Preferred stock dividends	85,920	93,558	90,331
Redemption related preferred stock issuance costs	7,645	—	—

Funds From Operations	$393,688	$492,216	$495,105
Preferred stock dividends	(85,920)	(93,558)	(90,331)
Redemption related preferred stock issuance costs	(7,645)	—	—
Dividends/distributions on dilutive preferred securities	11,330	38,091	64,389
Interest expense on mandatorily redeemable convertible preferred securities	987	1,161	1,568

Funds From Operations attributable to common stockholders—diluted	$312,440	$437,910	$470,731

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents(3)	92,968	86,773	73,648
Dilutive preferred securities	3,639	9,588	16,790

Total	96,607	96,361	90,438

Cash flow provided by operating activities	$430,258	$497,289	$494,457
Cash flow provided by (used in) investing activities	311,904	(786,377)	(132,010)
Cash flow (used in) provided by financing activities	(727,283)	308,641	(439,562)

Notes:

(1)
Represents our numerator for earnings per common share calculated in accordance with GAAP

(2)
"Minority partners' interest," as referenced on this line item and others in this presentation means minority interest in Aimco's consolidated real estate partnerships

(3)
Represents our denominator for earnings per common share—diluted calculated in accordance with GAAP

Liquidity and Capital Resources

        Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing mortgage loans and borrowings under new mortgage loans.

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use the Revolver (described below) for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At December 31, 2003, we had $114.4 million in cash and cash equivalents (including $16.3 million of cash and cash equivalents that is included within Assets Held for Sale), an increase of $14.9 million from December 31, 2002, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance on the Revolver. At December 31, 2003, we had $254.6 million of restricted cash (including $8.8 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report.

Operating Activities

        For the year ended December 31, 2003, our net cash provided by operating activities of $430.3 million was primarily due to operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This was a decrease of $67 million as compared to the year ended December 31, 2002, driven by lower property operating results. We intend for our net cash from operating activities to fund dividends paid to stockholders.

Investing Activities

        For the year ended December 31, 2003, our net cash provided by investing activities of $311.9 million was primarily from proceeds received from sales of properties, offset by investments in our existing real estate assets through capital expenditures and redevelopment (see further discussion on capital expenditures under the heading "Capital Expenditures").

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the year ended December 31, 2003, we sold 72 consolidated properties, one consolidated land parcel, and 37 unconsolidated properties. These were sold for an aggregate sales price of $939.0 million, of which $697.6 million related to the consolidated properties and land parcel. Our share of the total net proceeds, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $309.6 million, of which $9.6 million related to the unconsolidated properties, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships. These proceeds were used to repay a portion of our outstanding short-term indebtedness, redeem preferred securities, and for other corporate purposes.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. Proceeds from 2004 dispositions are expected to be slightly below the levels of 2003, and we plan to use such proceeds to reduce debt, redeem preferred securities, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Financing Activities

        For the year ended December 31, 2003, net cash used in financing activities of $727.3 million related primarily to payments on our secured notes payable, payment of our dividends and redemptions of preferred stock. These were offset by contributions from minority interest related to our equity financing transaction with GE Real Estate in the form of a joint venture, proceeds from the issuance of Class S Cumulative Redeemable Preferred Stock, which we refer to as the Class S Preferred Stock, and Class T Cumulative Preferred Stock, which we refer to as the Class T Preferred Stock, proceeds from mortgage refinancings and borrowings under a newly established Term Loan (see notes to the consolidated financial statements in Item 8 of this Annual Report for further details on these activities).

  Mortgage Debt

        During the year ended December 31, 2003, we refinanced or closed mortgage loans on 60 consolidated properties generating $440.3 million of proceeds from borrowings with a weighted average interest rate of 4.13%. Our net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $132.5 million. In addition, we closed mortgage loans on 32 unconsolidated properties, with a weighted average interest rate of 4.38%, for net proceeds of $13.0 million, which proceeds are included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities. Our total net proceeds from these loans of $145.5 million was used to repay existing short-term debt and for other corporate purposes. In 2004 we intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

  Revolving Credit Facility and Term Loans

        We have an outstanding revolving credit facility, which we refer to as the Revolver, with a syndicate of financial institutions having aggregate lending commitments of $500 million, of which $445 million has been syndicated. At December 31, 2003, the Revolver had an outstanding principal balance of $81.0 million and an interest rate of 4.00% based on weighted average LIBOR contracts outstanding with various maturities plus 2.85%. The Revolver matures in July 2005. The amount available under the Revolver at December 31, 2003 was $348 million (less $22.4 million outstanding for letters for credit). The maximum amount available for borrowing under the Revolver fluctuates based on established criteria defined therein and is typically the $445 million that has been syndicated.

        In May 2003, we borrowed $250 million through a syndicated term loan, which we refer to as the Term Loan. We used proceeds of this borrowing to pay down the Revolver. The Term Loan matures in May 2008 and is repayable at our option at any time without penalty. At December 31, 2003, the Term Loan had an outstanding principal balance of $250 million and an interest rate of 3.89% (based on a designated LIBOR rate plus 2.85%). All financial covenant requirements of the Term Loan are the same as the Revolver and the term loan we entered into with a syndicate of financial institutions in connection with the Casden Merger in March 2002, which we refer to as the Casden Loan. At December 31, 2003, the Casden Loan had an outstanding principal balance of $104.4 million and an interest rate of 3.98% (based on a designated LIBOR rate plus 2.85%). The Casden Loan matures in March 2004, however, subsequent to December 31, 2003, we extended the maturity of the Casden Loan to March 2005. (See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further details on the Revolver, Term Loan and Casden Loan).

  Equity Transactions

        In April 2003, we issued $100 million of newly created variable rate Class S Preferred Stock. The initial dividend rate on the Class S Preferred Stock is based on three month LIBOR plus 2.75% and then from April 30, 2004 through October 31, 2004 increases to the three-month LIBOR plus 6.0%, with additional increases thereafter. In July 2003, we issued $150 million of newly created 8.00% Class T Preferred Stock. With proceeds from these issuances we redeemed $240 million of outstanding preferred securities in 2003.

        As of December 31, 2003, we had approximately $250 million of debt and equity available and the Aimco Operating Partnership had $500 million of debt available on our shelf registration statement declared effective in 2001. (See Notes 12 and 13 to the consolidated financial statements in Item 8 of this Annual Report for further details on the shelf registration statement and preferred securities.) We intend to continue to issue preferred securities in both public and private offerings to generate proceeds that we will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.

        In December 2003 we entered into an equity financing with GE Real Estate in the form of a joint venture, which we refer to the as the GE JV. At closing, we contributed to the GE JV 33 of our apartment properties with a total of 9,534 units and GE Real Estate contributed cash of which we received approximately $107 million before transaction costs and funding of reserves. (See Note 3 to the consolidated financial statements in Item 8 of this Annual Report for further details on the GE JV.)

        Our Board of Directors has, from time to time, authorized us to repurchase shares of Common Stock and our preferred stock. Currently, we are authorized to repurchase up to a total of approximately 1.9 million shares, of which up to 1.9 million shares may be Common Stock and up to 1.7 million shares may be preferred stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. During the year ended December 31, 2003, we repurchased no shares of our Common Stock or our preferred stock. See Note 22 of the consolidated financial statements in Item 8 of this Annual Report for information on Common Stock repurchased subsequent to the year ended December 31, 2003.

        In November 2003, our Board of Directors reduced the quarterly cash dividend to align the amount of the dividend with our current level of operating profitability. The dividend paid in February 2004 of $0.60 per share represents a distribution of 103% of diluted Adjusted Funds From Operations, which we refer to as AFFO, (before deducting Capital Enhancements) and 83% of diluted FFO for the quarter ended December 31, 2003. (See Note 18 to the consolidated financial statements in Item 8 of this Annual Report for the definition of AFFO).

Capital Expenditures

        For the year ended December 31, 2003, we spent a total of $86.7 million on Capital Replacements (expenditures required to maintain the related asset) and $2.6 million on Capital Enhancements (expenditures that add a new feature or revenue source at a property). These amounts represent our share of the total spending on both consolidated and unconsolidated partnerships.

        Capital Replacements spending increased slightly over prior periods due to a general increase in spending to maintain our assets. In addition to Capital Replacements, we account for Capital Enhancements, which we distinguish from Capital Replacements. Capital Enhancements are costs incurred to add additional rental square footage or a new revenue producing feature. For example, replacement of existing kitchen appliances is a Capital Replacement, however, if the same replacements are done in connection with an extensive remodeling project that is expected to generate higher rents, then they are characterized as a Capital Enhancement. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across REITs and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, we account for and report both Capital Replacements and Capital Enhancements and deduct both in our calculation of

AFFO (see Note 18 to the consolidated financial statements in Item 8 of this Annual Report for the definition of AFFO).

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 154,000 ownership equivalent units) for the year ended December 31, 2003 and reconciles it to our Consolidated Statement of Cash Flows in Item 8 of this Annual Report for the same period (in thousands, except per unit data).

	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total Cost
Carpets	$117	$—	$117	$17,994	$17	$18,011
Flooring	32	—	32	4,952	—	4,952
Appliances	34	2	36	5,296	236	5,532
Blinds/shades	5	—	5	785	—	785
Furnace/air	35	—	35	5,409	13	5,422
Hot water heaters	9	—	9	1,386	21	1,407
Kitchen/bath	13	—	13	1,932	8	1,940
Exterior painting	25	—	25	3,853	23	3,876
Landscaping	19	1	20	2,925	149	3,074
Pool/exercise facilities	18	—	18	2,679	65	2,744
Computers, miscellaneous	26	3	29	4,007	383	4,390
Roofs	17	—	17	2,674	2	2,676
Parking lot	12	—	12	1,802	10	1,812
Building (electrical, elevator, plumbing)	72	—	72	11,017	28	11,045
Submetering	—	7	7	—	1,088	1,088
Capitalized payroll and other indirect costs	129	4	133	19,969	566	20,535

Total our share	$563	$17	$580	$86,680	$2,609	$89,289

Plus minority partners' share of consolidated spending				10,117	437	10,554
Less our share of unconsolidated spending				(6,195)	(40)	(6,235)

Total spending per Consolidated Statement of Cash Flows				$90,602	$3,006	$93,608

        For the year ended December 31, 2003, we spent a total of $24.8 million for initial capital expenditures, or ICE, which are expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within a specified period of time following the acquisition, typically one year. In this period, ICE relates primarily to the properties acquired in the Casden Merger and the New England Properties Acquisition. For the year ended December 31, 2003, we spent a total of $86.5 million for redevelopment, which are expenditures that substantially upgrade the property. The following table reconciles our share of the total spending on both consolidated and unconsolidated partnerships to our Consolidated Statement of Cash Flows in Item 8 of this Annual Report for the year ended December 31, 2003 (in millions):

	ICE	Redevelopment	Total
Conventional Assets	$15.9	$79.1	$95.0
Affordable Assets	8.9	7.4	16.3

Total our share	24.8	86.5	111.3

Plus minority partners' share of consolidated spending	0.4	24.9	25.3
Less our share of unconsolidated spending	(0.4)	(8.2)	(8.6)

Total spending per Consolidated Statement of Cash Flows	$24.8	$103.2	$128.0

        In 2003, we began to account for a category of capital expenditures known as Disposition Capital Expenditures, which are those capital expenditures made on conventional and affordable properties sold, held for sale or identified as to-be-sold within one year and capital expenditures on certain of our affordable properties that are expected to be sold upon completion of regulatory requirements. We will review this allocation each quarter and will re-allocate to Capital Replacements any items for those properties not sold or no longer identified as to be sold. In 2003 no amounts were reallocated to Capital Replacements.

        For the year ended December 31, 2003, we spent a total of $25.5 million for Disposition Capital Expenditures of this total, $4.3 million related to properties sold in 2003. The following table reconciles our share of the total spending on both consolidated and unconsolidated partnerships to our Consolidated Statement of Cash Flows in Item 8 of this Annual Report for the year ended December 31, 2003 (in millions):

Disposition Capital Expenditures
Conventional Assets	$15.1
Affordable Assets	10.4

Total our share	25.5

Plus minority partners' share of consolidated spending	2.7
Less our share of unconsolidated spending	(4.3)

Total spending per Consolidated Statement of Cash Flows	$23.9

        Included in above spending for ICE, redevelopment and disposition capital expenditures, is approximately $17.5 million of our share of indirect costs related to these activities for the year ended December 31, 2003.

        We funded all of the above capital expenditures with cash provided by operating activities, working capital reserves, and borrowings under the Revolver.

Contractual Obligations

        This table summarizes information contained elsewhere in this Annual Report regarding contractual obligations and commitments as of December 31, 2003 (amounts in thousands):

	Total	Less than one Year	1-3 Years	3-5 Years	More than 5 Years
Scheduled long-term debt maturities	$5,648,901	$207,245	$836,203	$753,900	$3,851,553
Secured credit facility and term loans	435,387	11,387	174,000	250,000	—
Mandatorily redeemable preferred securities	113,619	—	—	—	113,619
Leases for space occupied	24,425	5,484	9,615	9,326	—
Development fee payments(1)	32,500	10,000	20,000	2,500	—

Total	$6,254,832	$234,116	$1,039,818	$1,015,726	$3,965,172

(1)
The development fee payments above were established in connection with the Casden Merger and our commitment as it relates to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.

        Additionally, in connection with the Casden Merger, we agreed to purchase two properties for minimum consideration of approximately $563 million (of which $163 million related to The Palazzo at Park La Brea, which closed subsequent to December 31, 2003—see Note 22 of the consolidated financial statements in Item 8 of this Annual Report), provide a stand-by facility of $70 million in debt financing associated with development (which was reduced to $64.5 million subsequent to

December 31, 2003 in connection with the purchase of The Palazzo at Park La Brea) and invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. See Note 9 of the consolidated financial statements in Item 8 of this Annual Report for detailed information on these commitments.

Future Capital Needs

        In addition to the items set forth in "Contractual Obligations" above, we expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales (including 1031 exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows. As of December 31, 2003, we had under redevelopment eight conventional properties with 5,187 units (which includes three properties for which redevelopment activities were complete but the operations of which had not yet stabilized) and two affordable properties with 467 units. Redevelopment expenditures for five conventional properties with ongoing redevelopment activities will require an estimated total investment (redevelopment spending) of $323 million, of which approximately $48 million remains to be spent. Our share of the estimated total spending on those five properties is $243 million of which approximately $31 million remains to be spent. Additionally, in 2004 we plan to commence as many as 40 redevelopments with average spending per project in the $2 million to $10 million range.

        During 2004 we also intend to redeem the remainder of the Class S Preferred Stock, which anytime after April 30, 2004 has a redemption price of $25 per share (see Note 7 of the consolidated financial statements for additional information). Subsequent to December 31, 2003, we redeemed $25 million of the outstanding Class S Preferred Stock at a redemption price of $24.63 (see Note 22 of the consolidated financial statements in Item 8 of this Annual Report).

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through portfolio acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. In 2003, Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities," or FIN 46, which changes the criteria for consolidating entities. We are currently evaluating our treatment of these unconsolidated real estate partnerships under FIN 46, which we will adopt in first quarter 2004 (see Note 21 of the consolidated financial statements in Item 8 of this Annual Report). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees (see Note 9 of the consolidated financial statements in Item 8 of this Annual Report). Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements. See Note 4 of the consolidated financial statements in Item 8 of this Annual Report for additional information on our unconsolidated real estate partnerships.

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

        We had $1,599.0 million of floating rate debt outstanding at December 31, 2003. Of the total floating debt, the major components were floating rate tax-exempt bond financing ($817.5 million), floating rate secured notes ($247.6 million), the revolving credit facility ($81.0 million), term loans ($354.4 million), and the Class S Preferred Stock ($98.5 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $16.0 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $11.2 million on an annual basis. At December 31, 2003, we had $4,598.9 million of fixed-rate debt outstanding. As of December 31, 2002, based on our level of floating rate debt of $1,411.2 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $14.1 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates increased $1.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, as a result of the additional debt related to our acquisitions and newly consolidated properties and the issuance of the Class S Preferred Stock.

        As of December 31, 2003, the scheduled principal amortization and maturity payments for our consolidated secured notes payable and consolidated secured tax-exempt bonds were as follows (dollars in thousands):

	Amortization	Maturities	Total	Percentage
2004	$135,849	$71,396	$207,245	3.7%
2005	143,655	146,438	290,093	5.1%
2006	144,774	401,336	546,110	9.7%
2007	148,398	244,305	392,703	7.0%
2008	152,770	208,427	361,197	6.4%
Thereafter			3,851,553	68.1%

			$5,648,901	100.0%

ITEM 8. Financial Statements and Supplementary Data

        The independent auditor's report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are adequate.

        In addition, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during fourth quarter 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The information required by this item is presented under the caption "Board of Directors and Officers" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. Executive Compensation

        The information required by this item is presented under the captions "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Employment Arrangements" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is presented under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

        The information required by this item is presented under the caption "Certain Relationships and Related Transactions" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        The information required by this item is presented under the caption "Principal Accountant Fees and Services" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3)	The Exhibit Index is included on page 43 of this report and incorporated herein by reference.
(b)	Reports on Form 8-K for the quarter ended December 31, 2003:

        None.

INDEX TO EXHIBITS(1)

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter (Exhibit 3.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1
Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3
Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to Aimco's Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)
10.4
Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to Aimco's Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5
Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6
Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7
Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8
Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9
Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10
Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11
Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12
Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13
Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)
10.14
Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15
Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16
Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17
Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18
Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19
Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to Aimco's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

10.20
Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to Aimco's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.21
Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to Aimco's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.22
Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23
Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24
Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25
Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26
Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27
Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.28
Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29
Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30
Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31
Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)

10.32
Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33
Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)
10.34
Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35
Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2003 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.36
Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2003 (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.37
Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003 (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.38
Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003 (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.39	Thirty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 30, 2004
10.40
Fifth Amended and Restated Credit Agreement (the "Revolver"), dated as of February 14, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.35.2 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.40.1
Form of First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 9, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., and the lenders listed therein (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, is incorporated herein by this reference)
10.40.2
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., and the lenders listed therein (Exhibit 10.4 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.40.3
Form of Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., and the lenders listed therein (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, is incorporated herein by this reference)

10.41
Amended and Restated Payment Guaranty (Revolver Guarantors), dated as of May 30, 2003, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders from time to time party to the Revolver (Exhibit 10.5 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.42
Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the Revolver (Exhibit 10.31 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.43
Interim Credit Agreement ("Interim Credit Agreement") among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company, Lehman Commercial Paper, Inc., and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.32 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.43.1
First Amendment and Waiver, dated as of June 12, 2002, to the Interim Credit Agreement by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto
10.43.2
Second Amendment, dated as of August 2, 2002, to the Interim Credit Agreement by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.43.3
Third Amendment, dated as of February 14, 2003 to the Interim Credit Agreement by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.38.2 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.43.4
Form of Fourth Amendment, dated as of May 9, 2003 to the Interim Credit Agreement by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, is incorporated herein by this reference)
10.43.5
Fifth Amendment, dated as of May 30, 2003, to the Interim Credit Agreement by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company, Lehman Commercial Paper Inc., and the lenders from time to time party thereto (Exhibit 10.6 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.43.6
Form of Sixth Amendment, dated as of September 30, 2003 to the Interim Credit Agreement by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.4 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, is incorporated herein by this reference)
10.44
Form of Amended and Restated Payment Guaranty (Casden Loan Guarantors), dated as of May 30, 2003, by the guarantor signors thereto in favor of Lehman Commercial Paper Inc. and the lenders from time to time party to the Interim Credit Agreement (Exhibit 10.7 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)

10.45
Payment Guaranty (Non-Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Interim Credit Agreement (Exhibit 10.34 to Aimco's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.46
Term Loan Credit Agreement ("Term Loan"), dated as of May 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, each lender from time to time party to the Term Loan and Bank of America, N.A., as administrative agent (Exhibit 10.1 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.46.1
Form of First Amendment to Term Loan Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc. and NHP Management Company, Bank of America, N.A., as Administrative Agent and the Lenders party thereto (Exhibit 10.5 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, is incorporated herein by this reference)
10.47
Payment Guaranty (Term Loan Guarantors), dated as of May 30, 2003, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders from time to time party to the Term Loan (Exhibit 10.2 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.48
Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of May 30, 2003, by and among Bank of America, N.A. in its capacity as collateral agent and as administrative agent for the lenders on the Term Loan and the lenders on the Revolver, Lehman Commercial Paper Inc., in its capacity as administrative agent for the lenders on the Interim Credit Agreement, Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company (Exhibit 10.3 to Aimco's Current Report on Form 8-K dated August 20, 2003, is incorporated herein by this reference)
10.49
Consent and Voting Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, certain stockholders of Casden Properties, Inc., and Casden Park La Brea, Inc., set forth on the signature pages thereto (Exhibit 2.2 to Aimco's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.50
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.51
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.52
Purchase Agreement, dated March 21, 2002, by and among Cohen & Steers Quality Income Realty Fund, Inc., Cohen & Steers Equity Income Fund, Inc. and Apartment Investment and Management Company (Exhibit 1.1 to Aimco's Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)
10.53
Placement Agency Agreement, dated March 21, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.2 to Aimco's Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)
10.54	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC

10.55
Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to Aimco's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference) *
10.56
Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.57
Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to Aimco's Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*
10.58
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.59
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.60
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.61
Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*
10.62
Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to Aimco's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*
10.63
The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended December 31, 1997, is incorporated herein by this reference)*
10.64
Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.65
The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.66
Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.67	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*
10.68	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*
10.69	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to Aimco's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)
Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
/s/ TERRY CONSIDINE Terry Considine Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2004
/s/ PETER K. KOMPANIEZ Peter K. Kompaniez	Vice Chairman of the Board and President	March 11, 2004
/s/ PAUL J. MCAULIFFE Paul J. McAuliffe	Executive Vice President and Chief Financial Officer (principal financial officer)	March 11, 2004
/s/ THOMAS M. HERZOG Thomas M. Herzog	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 11, 2004
/s/ JAMES N. BAILEY James N. Bailey	Director	March 11, 2004
/s/ RICHARD S. ELLWOOD Richard S. Ellwood	Director	March 11, 2004
/s/ J. LANDIS MARTIN J. Landis Martin	Director	March 11, 2004
/s/ THOMAS L. RHODES Thomas L. Rhodes	Director	March 11, 2004

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Apartment Investment and Management Company

        We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Denver, Colorado
February 12, 2004
        except for Note 22, as to which the date is February 24, 2004

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(In Thousands, Except Share Data)

	2003	2002
ASSETS
Real estate:
Land	$2,085,425	$1,926,584
Buildings and improvements	8,515,493	8,300,122

Total real estate	10,600,918	10,226,706
Less accumulated depreciation	(1,847,652)	(1,610,924)

Net real estate	8,753,266	8,615,782

Cash and cash equivalents	98,129	97,136
Restricted cash	245,818	216,485
Accounts receivable	67,379	84,188
Accounts receivable from affiliates	56,874	47,060
Deferred financing costs	73,736	68,965
Notes receivable from unconsolidated real estate partnerships	137,416	147,592
Notes receivable from non-affiliates	68,771	21,646
Investment in unconsolidated real estate partnerships	237,699	368,639
Other assets	284,343	259,154
Assets held for sale	89,931	389,954

Total assets	$10,113,362	$10,316,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured tax-exempt bond financing	$1,199,360	$1,205,554
Secured notes payable	4,449,541	4,395,256
Mandatorily redeemable preferred securities	113,619	15,169
Term loans	354,387	115,011
Credit facility	81,000	291,000

Total indebtedness	6,197,907	6,021,990

Accounts payable	18,491	11,232
Accrued liabilities and other	401,456	292,119
Deferred income	26,024	15,190
Security deposits	41,366	39,588
Deferred income taxes payable	26,065	36,680
Liabilities related to assets held for sale	45,543	285,943

Total liabilities	6,756,852	6,702,742

Minority interest in consolidated real estate partnerships	191,948	75,535
Minority interest in Aimco Operating Partnership	303,905	374,937
Stockholders' equity:
Preferred Stock, perpetual	555,250	552,520
Preferred Stock, convertible	299,992	392,492
Class A Common Stock, $.01 par value, 444,962,738 and 454,962,738 shares authorized, 93,887,040 and 93,769,996 shares issued and outstanding, respectively	939	938
Additional paid-in capital	3,053,312	3,050,057
Unvested restricted stock	(10,772)	(7,079)
Notes due on common stock purchases	(40,046)	(48,964)
Distributions in excess of earnings	(998,018)	(776,577)

Total stockholders' equity	2,860,657	3,163,387

Total liabilities and stockholders' equity	$10,113,362	$10,316,601

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands, Except Per Share Data)

	2003	2002	2001
REVENUES:
Rental and other property revenues	$1,445,796	$1,292,352	$1,123,325
Management fees and other income primarily from affiliates	70,487	95,479	149,712

Total revenues	1,516,283	1,387,831	1,273,037

EXPENSES:
Property operating expenses	642,697	515,363	428,400
Management and other expenses	50,574	64,031	97,439
Depreciation of rental property	328,379	266,402	302,590
Amortization of intangibles	6,702	4,026	18,729
General and administrative expenses	28,815	30,544	24,930
Provision for losses on accounts, fees and notes receivable	2,183	9,006	6,646

Total expenses	1,059,350	889,372	878,734

Operating income	456,933	498,459	394,303
Interest and other income	25,020	77,282	73,915
Interest expense	(372,746)	(324,471)	(280,092)
Equity in earnings (losses) of unconsolidated real estate partnerships	(6,417)	694	(16,662)
Deficit distributions to minority partners	(22,672)	(26,979)	(46,359)
Impairment loss on investment in unconsolidated real estate partnerships	(4,122)	(5,540)	—
Gain (loss) on dispositions of real estate	3,178	(22,362)	17,394

Income before minority interests and discontinued operations	79,174	197,083	142,499
Minority interests:
Minority interest in consolidated real estate partnerships	(2,028)	(14,535)	(36,836)
Minority interest in Aimco Operating Partnership, preferred	(9,312)	(10,874)	(9,803)
Minority interest in Aimco Operating Partnership, common	2,875	(11,723)	(745)

Total minority interest	(8,465)	(37,132)	(47,384)

Income from continuing operations	70,709	159,951	95,115
Income from discontinued operations, net	88,148	9,095	12,237

Net income	158,857	169,046	107,352
Net income attributable to preferred stockholders	93,565	93,558	90,331

Net income attributable to common stockholders	$65,292	$75,488	$17,021

Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.07

Net income attributable to common stockholders	$0.70	$0.88	$0.23

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.06

Net income attributable to common stockholders	$0.70	$0.87	$0.23

Weighted average common shares outstanding	92,850	85,698	72,458

Weighted average common shares and equivalents outstanding	92,968	86,773	73,648

Dividends declared per common share	$2.84	$3.28	$3.16

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	Preferred Stock		Class A Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Unvested Restricted Stock	Notes Due on Common Stock Purchases	Distributions in Excess of Earnings	Total
BALANCE DECEMBER 31, 2000	30,174	$837,717	71,337	$713	$2,072,208	$(1,575)	$(44,302)	$(364,679)	$2,500,082
Net proceeds from issuances of Preferred Stock	7,470	186,750	—	—	(7,055)	—	—	—	179,695
Repurchase of Class A Common Stock	—	—	(772)	(8)	(33,290)	—	—	—	(33,298)
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	526	6	22,995	—	—	—	23,001
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	238	2	11,691	—	—	—	11,693
Repayment of notes receivable from officers	—	—	—	—	—	—	8,535	—	8,535
Purchase of stock by officers and awards of restricted stock	—	—	413	4	18,233	(6,967)	(10,693)	—	577
Stock options and warrants exercised	—	—	572	6	18,738	—	—	—	18,744
Amortization of unvested restricted stock	—	—	—	—	—	2,767	—	—	2,767
Class P Preferred Stock issued as consideration for the OTEF merger	4,000	100,000	—	—	—	—	—	—	100,000
Class A Common Stock issued as consideration for the OTEF merger	—	—	2,185	22	106,283	—	—	—	106,305
Net income	—	—	—	—	—	—	—	107,352	107,352
Dividends paid—Class A Common Stock	—	—	—	—	—	—	—	(226,342)	(226,342)
Dividends paid—Preferred Stock	—	—	—	—	—	—	—	(88,496)	(88,496)

BALANCE DECEMBER 31, 2001	41,644	1,124,467	74,499	745	2,209,803	(5,775)	(46,460)	(572,165)	2,710,615
Net proceeds from issuances of Preferred Stock	2,000	50,000	—	—	511	—	—	—	50,511
Net proceeds from issuances of Class A Common Stock	—	—	8,000	80	367,673	—	—	—	367,753
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	1,100	11	45,830	—	—	—	45,841
Conversion of Classes B, K, L, and P Preferred Stock to Class A Common Stock	(7,919)	(229,455)	5,699	57	229,398	—	—	—	—
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	107	1	5,467	—	—	—	5,468
Repayment of notes receivable from officers	—	—	—	—	—	—	5,251	—	5,251
Purchase of stock by officers and awards of restricted stock	—	—	268	3	13,373	(5,537)	(7,755)	—	84
Stock options and warrants exercised	—	—	567	6	12,151	—	—		12,157
Amortization of unvested restricted stock	—	—	—	—	—	4,233	—	—	4,233
Class A Common Stock issued as consideration for the Casden Merger	—	—	3,508	35	164,847	—	—	—	164,882
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	22	—	1,004	—	—	—	1,004
Net income	—	—	—	—	—	—	—	169,046	169,046
Dividends paid—Class A Common Stock	—	—	—	—	—	—	—	(278,867)	(278,867)
Dividends paid—Preferred Stock	—	—	—	—	—	—	—	(94,591)	(94,591)

BALANCE DECEMBER 31, 2002	35,725	945,012	93,770	938	3,050,057	(7,079)	(48,964)	(776,577)	3,163,387
Net proceeds from issuances of Preferred Stock	6,000	150,000	—	—	(5,192)	—	—	—	144,808
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	338	3	12,032	—	—	—	12,035
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	22	—	884	—	—	—	884
Redemption of Classes C, D, H, L and M Preferred Stock	(9,600)	(239,770)	—	—	—	—	—	—	(239,770)
Class A Common Stock received under Casden indemnification agreement and other activity	—	—	585	(6)	(25,520)	—	—	—	(25,526)
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	1	—	50	—	—	—	50
Repayment of notes receivable from officers	—	—	—	—	—	—	10,518	—	10,518
Purchase of stock by officers and awards of restricted stock	—	—	265	3	9,968	(7,781)	(1,600)	—	590
Stock options exercised	—	—	72	1	2,343	—	—	—	2,344
Amortization of stock option fair value and unvested restricted stock	—	—	—	—	892	4,088	—	—	4,980
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	4	—	153	—	—	—	153
Net income	—	—	—	—	—	—	—	158,857	158,857
Dividends paid—Class A Common Stock	—	—	—	—	—	—	—	(285,054)	(285,054)
Redemption related preferred stock issuance costs	—	—	—	—	7,645	—	—	(7,645)	—
Dividends paid—Preferred Stock	—	—	—	—	—	—	—	(87,599)	(87,599)

BALANCE DECEMBER 31, 2003	32,125	$855,242	93,887	$939	$3,053,312	$(10,772)	$(40,046)	$(998,018)	$2,860,657

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,857	$169,046	$107,352

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	335,081	270,428	321,319
Deficit distributions to minority partners	22,672	26,979	46,359
(Gain) loss on dispositions of real estate	(3,178)	22,362	(17,394)
Impairment loss on investment in unconsolidated real estate partnerships	4,122	5,540	—
Income from discontinued operations	(88,148)	(9,095)	(12,237)
Minority interest in Aimco Operating Partnership	6,437	22,597	10,548
Minority interest in consolidated real estate partnerships	2,028	14,535	36,836
Equity in (earnings) losses of unconsolidated real estate partnerships	6,417	(694)	16,662
Changes in operating assets and operating liabilities:
Deferred income taxes	(11,215)	332	1,379
Other	(2,815)	(24,741)	(16,367)

Total adjustments	271,401	328,243	387,105

Net cash provided by operating activities	430,258	497,289	494,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate	(126,046)	(578,745)	(66,534)
Initial capital expenditures	(24,842)	(34,697)	(61,662)
Capital enhancements	(3,006)	(7,528)	(31,500)
Capital replacements	(90,602)	(82,381)	(67,373)
Redevelopment additions to real estate	(103,156)	(145,490)	(147,319)
Proceeds from dispositions of real estate	697,642	370,837	175,864
Disposition capital expenditures	(23,922)	—	—
Funds held in escrow from tax free exchanges pending the purchase of real estate	(21,643)	—	—
Proceeds from sale of investments and other assets	6,730	22,747	253,277
Cash from newly consolidated properties	5,835	13,602	23,656
Purchase of general and limited partnership interests and other assets	(41,356)	(68,485)	(114,312)
Originations of notes receivable from unconsolidated real estate partnerships	(71,969)	(109,475)	(111,157)
Proceeds from repayment of notes receivable	60,576	83,332	53,207
Cash paid in connection with merger/acquisition related costs	(16,383)	(260,874)	(80,630)
Distributions received from investments in unconsolidated real estate partnerships	64,046	10,780	42,473

Net cash provided by (used in) investing activities	311,904	(786,377)	(132,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	445,793	956,565	628,529
Principal repayments on secured notes payable	(755,786)	(642,745)	(548,672)
Proceeds from tax-exempt bond financing	14,505	297,551	112,702
Principal repayments on tax-exempt bond financing	(77,793)	(423,613)	(150,949)
Principal repayments on secured short-term financing	—	—	(25,105)
Net borrowings (pay downs) on term loans and revolving credit facility	29,376	192,509	(178,240)
Payment of loan costs	(19,516)	(17,384)	(17,774)
Proceeds from issuance of mandatorily redeemable preferred securities	97,250	—	—
Proceeds from issuance of Class A Common Stock and exercise of options/warrants	2,738	372,502	25,381
Proceeds from issuance of preferred stock	144,808	50,511	179,695
Principal repayments received on notes due on Class A Common Stock purchases	10,518	5,251	8,535
Redemption of preferred stock	(239,770)	—	—
Repurchase of Class A Common Stock	—	—	(33,298)
Redemption of OP Units	(1,287)	(684)	—
Proceeds from issuance of High Performance Units	1,814	1,002	3,235
Payment of Class A Common Stock dividends	(285,054)	(278,867)	(226,342)
Contributions from minority interest	100,684	—	—
Payment of distributions to minority interest	(107,964)	(109,366)	(128,763)
Payment of preferred stock dividends	(87,599)	(94,591)	(88,496)

Net cash (used in) provided by financing activities	(727,283)	308,641	(439,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,879	19,553	(77,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	97,136	78,462	153,935
NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS INCLUDED WITHIN ASSETS HELD FOR SALE FROM BEGINNING TO END OF YEAR	(13,886)	(879)	1,642

CASH AND CASH EQUIVALENTS AT END OF YEAR	$98,129	$97,136	$78,462

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	2003	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$386,812	$347,352	$335,747
Non Cash Transactions Associated with the Acquisition of Real Estate and Interests in Unconsolidated Real Estate Partnerships:
Secured debt assumed in connection with purchase of real estate	45,009	—	25,900
Real estate, investments in unconsolidated real estate partnerships, and other assets acquired	36,493	7,114	65,314
Assumption of operating liabilities	(275)	1,525	1,411
Minority interest in consolidated real estate partnerships	(8,217)	—	—
OP Units (repurchased) issued	(24)	5,589	38,003
Non Cash Transactions Associated with Acquisition of Limited Partnership Interests:
Issuance of Class A Common Stock for interest in real estate partnerships	—	1,004	—
Issuance of OP Units for interests in unconsolidated real estate partnerships and other interests	865	16,871	41,328
Non Cash Transactions Associated with Mergers:
Real estate	(63,535)	1,076,569	—
Investments in and notes receivable, primarily from unconsolidated real estate partnerships	(2,163)	41,722	(1,444)
Restricted cash	11,979	70,095	—
Other assets	3,349	42,336	243,091
Secured debt	—	684,661	(30,020)
Accounts payable, accrued and other liabilities	49,770	129,668	30,445
Deferred income tax payable, net	600	2,147	—
Minority interest in consolidated real estate partnerships	—	1	—
OP Units issued	—	41,491	—
Class A Common Stock issued	—	164,882	106,305
Preferred Stock issued	—	—	100,000
Non Cash Transactions Associated with Consolidation of Assets:
Real estate	152,248	743,014	715,434
Investments in and notes receivable primarily from affiliated entities	(52,478)	(271,231)	(55,279)
Investments in and notes receivable from unconsolidated subsidiaries	—	—	(315,818)
Restricted cash	4,737	19,492	17,323
Other assets	5,235	44,294	264,015
Secured debt	101,962	488,464	476,883
Unsecured debt—term loan	—	—	63,000
Accounts payable, accrued and other liabilities	7,030	39,960	110,578
Deferred income tax payable, net	—	—	34,969
Minority interest in consolidated real estate partnerships	6,585	16,337	(26,827)
Other:
Conversion of common OP Units for Class A Common Stock	12,035	45,841	23,001
Conversion of preferred OP Units for Class A Common Stock	884	—	—
Origination of notes receivable from officers for Class A Common Stock purchases	1,600	7,755	10,693
Conversion of Preferred Stock into Class A Common Stock	50	234,923	11,693
Tenders payable for purchase of limited partner interest	10,037	340	19,447

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1—Organization

        Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2003, we owned or managed a real estate portfolio of 1,629 apartment properties containing 287,560 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2003, we were the largest REIT owner and operator of apartment properties in the United States. We serve approximately one million residents per year.

        As of December 31, 2003, we:

  •
  owned an equity interest in and consolidated 174,172 units in 679 properties (which we refer to as "consolidated"), of which 174,068 units were also managed by us;

  •
  owned an equity interest in and did not consolidate 62,823 units in 441 properties (which we refer to as "unconsolidated"), of which 54,670 units were also managed by us; and

  •
  provided services or managed, for third party owners, 50,565 units in 509 properties, primarily pursuant to long-term agreements (including 39,428 units in 413 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

        Through our wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. We held approximately an 89% interest in the common partnership units and equivalents of the Aimco Operating Partnership as of December 31, 2003. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as "OP Units." OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership's income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco's Class A Common Stock at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Aimco Class A Common Stock. Holders of common OP Units may redeem such units for cash or, at Aimco's option, Aimco Class A Common Stock, which we refer to as Common Stock. During 2003, 2002 and 2001, the weighted average ownership interest in the Aimco Operating Partnership held by the common OP Unit holders was 11%, 13%, and 13%, respectively. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At December 31, 2003, 93,887,040 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 11,654,216 common OP Units and equivalents outstanding for a combined total of 105,541,256 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

        Except as the context otherwise requires, "we," "our," "us" and the "Company" refer to Aimco, the Aimco Operating Partnership and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

NOTE 2—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, majority owned subsidiaries and consolidated real estate partnerships. As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.

Real Estate and Depreciation

        We capitalize direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and we depreciate such direct costs over the estimated useful lives of the related assets. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, we allocate the purchase price of real estate to land, building, furniture, fixtures and equipment and intangibles, such as the value of above and below market leases, and origination costs associated with the in-place leases. In order to allocate purchase price on these various components we perform the following procedures for properties we acquire:

  1.
  Determine the "as-if vacant" fair value of the physical property acquired (this value assumes the property goes "dark");

  2.
  Allocate the "as-if vacant" fair value among land, building, improvements (based on real estate valuation techniques), and furniture, fixtures and equipment; and

  3.
  Compute the difference between the purchase price of the property and the "as-if vacant" fair value and allocate such difference to leases in-place (based on the nature of our business, customer relationship value is assumed to be zero), which will represent the total intangible assets. The fair value of the leases in-place are comprised of:

  a.
  The value of the above and/or below market leases in-place. Above-market and below-market in-place lease values are computed based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease.

  b.
  Avoided leasing commissions and other costs that were incurred to execute leases.

  c.
  The value associated with lost rents during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand).

        The values of the above and below market leases are amortized over the remaining terms of the associated leases to rental income. For the values associated with avoided leasing commissions and other costs that were incurred to execute leases and the value associated with lost rents during the absorption period, amortization expense is recorded over the expected terms of the associated leases. If a resident vacates the unit prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

        Depreciation is calculated on the straight-line method based on a 13 to 50 year life for buildings and improvements and five years for furniture, fixtures and equipment.

        In 2001, we completed a comprehensive review of our real estate related depreciation including property-by-property analyses of more than 500 properties producing more than 90% of our Free Cash Flow from real estate. As a result of this review, we changed our estimate of the remaining useful lives for our real estate assets. Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of our portfolio, we extended the useful lives of the assets from a weighted average composite life of 25 years, to a weighted average composite life of 30 years. This change increased net income by approximately $74 million, or $0.86 per diluted share and $31 million, or $0.42 per diluted share for 2002 and 2001, respectively. We believe the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice.

Redevelopment and Other Capital Expenditure Activities

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with our capital activities. Such activities include: redevelopment; "Initial Capital Expenditures," or ICE, which are those costs we consider in our investment decision as necessary to correct deferred maintenance or improve a property; "Disposition Capital Expenditures," which are those costs made on conventional and affordable properties sold, held for sale, or identified as to-be-sold within one year and those capital expenditures made on certain affordable properties that are subject to regulatory restrictions on distribution and that are expected to be sold on completion of regulatory requirements; "Capital Enhancements," which are costs incurred that add a material new feature or increase the revenue potential of a property and "Capital Replacements," which are costs incurred to maintain the related property. We capitalize ICE, Disposition Capital Expenditures and Capital Enhancement costs and depreciate them over the estimated useful lives of the related assets, generally 5 - 15 years. Capital Replacement expenditures in excess of $250 that maintain an existing asset with a useful life of more than one year are capitalized and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

        We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. For the years ended December 31, 2003, 2002 and 2001, the impact of capitalized interest and other indirect costs on income before minority interest was $15.0 million and $47.7 million, $18.0 million and $48.5 million, and $16.8 million and $52.3 million, respectively. Capitalized costs are included in redevelopment, ICE, Disposition Capital Expenditures, Capital Enhancement and Capital Replacement spending and are reflected in associated returns from these related assets.

Impairment of Long-Lived Assets

        Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, net of impairments. If events or circumstances indicate that the carrying amount of a property may be impaired, we make an assessment of the recoverability of our investment by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. As of December 31, 2003, based on periodic reviews, we believe that no impairments exist. No impairment losses were recognized on held for use properties for the years ended December 31, 2003, 2002 and 2001.

Cash Equivalents

        We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are generally comprised of amounts receivable from residents and amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services. We evaluate all accounts receivable from residents and establish an allowance, after the application of security deposits, for accounts greater than 30 days past due on current residents and all receivables due from former residents. Accounts receivable from residents were presented net of allowances for doubtful accounts of approximately $3.6 million and $4.1 million in 2003 and 2002, respectively.

        We evaluate all accounts receivable from non-affiliated real estate partnerships and establish an allowance for amounts greater than 120 days past due. Accounts receivable relating to non-affiliated real estate partnerships were presented net of allowances for doubtful accounts of approximately $4.1 million and $3.9 million in 2003 and 2002, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates

        Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to the real estate partnerships in which we have an ownership interest. We evaluate all accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates were presented net of allowances for doubtful accounts of approximately $3.5 million and $4.1 million in 2003 and 2002, respectively.

Deferred Costs

        We capitalize deferred financing fees and costs incurred in obtaining financing and amortize them over the terms of the related loan agreements. These costs are charged to interest expense.

        We capitalize deferred leasing commissions and concessions incurred in connection with leasing efforts and amortize them over the terms of the related lease. These costs are charged to property operating expense and rental and other property revenue, respectively.

Advertising Costs

        We generally expense all advertising costs as incurred to property operating expense. Total advertising expense for the years ended December 31, 2003, 2002 and 2001 was $28.7 million, $19.6 million and $19.4 million, respectively.

Notes Receivable From Unconsolidated Real Estate Partnerships and Related Interest Income and Provision for Losses

        Notes receivable from unconsolidated real estate partnerships consist substantially of subordinated notes receivable (where we are the general partner and issuer), the ultimate repayment of which is subject to a number of variables, including the performance and value of the underlying real estate property and the ultimate timing of such repayments. The notes receivable reflect either loans extended by us that we carry at the face amount plus accrued interest, which we refer to as "par value notes," or loans extended by predecessors whose positions we generally acquired at a discount and that we carry at the acquisition amount using the cost recovery method, which we refer to as "discounted notes." Under the cost recovery method, we carry the discounted notes at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are reasonably estimable.

        We assess the collectibility of each note on a periodic basis, which assessment includes a review of the property operations, the value of the underlying real estate property and the borrower's ability to repay the loan. We charge as expense loan losses on notes receivable and establish an allowance account when we believe it is probable that principal and interest will not be fully recovered.

        We record income on the par value notes receivable as earned in accordance with the terms of the related loan agreements. We recognize interest income earned from our investments in discounted notes receivable based upon whether the collectibility of such amounts is both probable and reasonably estimable. We discontinue the accrual of interest on either par value or discounted notes when, in our opinion, impairment in the value of the collateral property securing the loan occurs. We record income on nonaccrual loans, or loans that are otherwise not performing in accordance with their terms, on a cost recovery basis. We ultimately collect interest income in cash or through foreclosure of the property securing the note or through obtaining an additional equity interest in the partnership that owns the property.

        Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), we have determined that certain discounted notes are collectible for amounts greater than their carrying value. Accordingly, we recognize accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value.

Investments in Unconsolidated Real Estate Partnerships and Gain (Loss) on Dispositions of Real Estate

        We own general and limited partner interests in real estate partnerships that own apartment properties. We account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships (see Note 4).

        If events or circumstances indicate that the carrying amount of real estate within our unconsolidated real estate partnerships may be impaired, we will make an assessment of the recoverability by estimating our share of the undiscounted future cash flows, excluding interest charges, of the underlying property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate. For the years ended December 31, 2003 and 2002, $4.1 million and $5.5 million, respectively, in impairments were recorded. For the year ended December 31, 2001 no impairments were recorded.

        When real estate assets within our unconsolidated real estate partnerships are sold, the proceeds, less the costs to sell these assets, are compared to our share of the net book value and a gain or loss is recorded and presented in gain (loss) on disposition of real estate.

Other Assets

        We include in other assets goodwill associated with the purchase of affordable properties and other businesses that we had previously amortized on a straight-line basis over twenty years. At December 31,

2003 and 2002, goodwill associated with the purchase of affordable properties and other businesses was $99.8 million and $102.3 million, respectively. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. We adopted the requirements of SFAS 142 beginning January 1, 2002, and completed for 2002 and 2003 the annual goodwill impairment testing required by SFAS 142 and did not identify any impairments. For the year ended December 31, 2001, we recognized goodwill amortization of $7.9 million. The adoption of SFAS 142 in 2001 would have increased net income by $6.9 million, net of minority interest, and increased basic and diluted earnings per share by $0.10 for the year ended December 31, 2001.

        We also include in other assets other finite life intangible assets for purchased management contracts that we amortize on a straight-line basis over terms ranging from five to twenty years.

Capitalized Software Costs

        Costs related to software developed or obtained for internal use are capitalized and amortized using the straight-line method over an estimated useful life of five years. For the years ended December 31, 2003, 2002 and 2001, we capitalized software development costs aggregating approximately $18.9 million, $8.0 million and $9.5 million, respectively. At December 31, 2003 and 2002, other assets included $36.7 million and $30.0 million of net capitalized software, respectively.

Minority Interest in Consolidated Real Estate Partnerships

        We reflect partners' interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of their minority interest balances, we record a charge equal to the minority partners' excess of distributions over their minority interest balances, even though there is no economic effect or cost. We classify this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate to minority partners losses until such time as such losses exceed the minority partners' capital account balances, in which case, we recognize 100% of the losses in operating earnings when the partnership is in a deficit equity position, even though there is no economic effect or cost. For the years ended December 31, 2003, 2002, and 2001, approximately $1.5 million, $7.0 million, and $2.0 million in depreciation related net losses were charged to operations, respectively.

Revenue Recognition

        Our properties have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In accordance with our standard lease terms, rental payments are generally due on a monthly basis. Any concessions given at the inception of the lease are amortized over the life of the lease. We recognize property management, asset management, syndication, development and other fees when earned.

Stock-Based Compensation

        Effective January 1, 2003, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-

Transition and Disclosure-an amendment of FASB Statement No. 123, or SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, we now apply the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of our employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Discontinued Operations

        In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, or SFAS 144, we classify certain properties as held for sale (see Note 15). Properties classified as held for sale generally represent properties that are under contract to sell with money at risk to ensure performance of the contract and no contingencies and that are expected to sell within one year. The property operating income, interest expense and interest income are presented in discontinued operations in both current periods and all comparable periods presented. In addition, depreciation is not recorded on properties held for sale, however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain or loss (including any impairment losses) on the sale is presented in discontinued operations when recognized. The estimated proceeds, less anticipated costs to sell certain assets held for sale, were less than the net book value, and therefore we recorded impairment losses of $9.0 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively.

Derivative Financial Instruments

        We primarily use long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. For our variable-rate debt there are certain circumstances in which we may enter into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce our exposure to interest rate fluctuations. We may use the interest rate swap agreements to moderate our exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements we may use effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and are considered clearly and closely related to the debt contract and, therefore, are not measured as separate derivative instruments. Interest rate swap agreements were not material.

Insurance

        We believe that our insurance coverages insure our properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. In addition, we have self-insured retentions in workers' compensation, health insurance and general liability coverage. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience and are recorded in the operations of the investment management business.

Income Taxes

        For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

        We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to United States Federal income taxes at the corporate level on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.

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

Earnings Per Share

        We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 16).

Fair Value of Financial Instruments

        The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2003 approximates their carrying value due to their relatively short-term nature. We further believe that the fair value of our variable rate secured tax-exempt bond debt and secured long-term debt also approximate their carrying value. For notes receivable, fixed rate secured tax-exempt bond debt and secured long-term debt, fair values have been based on estimates using present value techniques. Present value calculations vary significantly depending on the assumptions used, including the discount rate and estimates of future cash flows. We estimate fair value for our fixed rate debt agreements based on the quoted market prices for the same or similar issues. The fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instruments. The estimated combined fair value of our notes receivable at December 31, 2003 and December 31, 2002, was approximately $216 million and $182 million, respectively. See Note 5 for further details on notes receivable. The estimated combined fair value of our secured tax-exempt bonds and secured notes payable at December 31, 2003 and December 31, 2002, was approximately $6.3 billion and $6.2 billion, respectively. See Note 6 for further details on secured tax-exempt bonds and secured notes payable.

Concentration of Credit Risk

        Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the large number of partnerships comprising our partnership base, the geographic diversity of the underlying properties, and the amount of partnership distributions.

Use of Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications

        Certain items included in the 2002 and 2001 financial statements amounts have been reclassified to conform to the 2003 presentation.

NOTE 3—Mergers, Acquisitions and Joint Ventures

GE Joint Venture

        On December 30, 2003 we entered into an equity financing with GE Real Estate in the form of a joint venture, which we refer to the as the GE JV. At closing, we contributed to the GE JV interest in 33 of our apartment properties with a total of 9,534 units, and GE Real Estate contributed cash of which we received approximately $107 million before transaction costs and funding of reserves. The 33 apartment properties we contributed had an agreed upon transaction value of approximately $346 million and mortgage debt of approximately $204 million that was assumed by the GE JV. We have a 25% managing member interest in the GE JV and GE Real Estate has a 75% non-managing member interest. We will continue to manage the properties and will receive a promoted interest if leveraged returns to GE Real Estate exceed 11%. Specifically, we will receive 90% of GE JV operating and disposition cash distributions once GE Real Estate exceeds an 11% leveraged return and until GE Real Estate achieves an 11.25% leveraged return. Thereafter, we will receive 95% of GE JV operating and disposition cash distributions. As a result of our control over day-to-day operations, we continue to consolidate the properties contributed to the GE JV in our consolidated financial statements and did not recognize any gain as a result of this transaction. GE Real Estate's interest in these net assets is included in minority interest in consolidated real estate partnerships.

Miami Property Acquisition

        On December 24, 2003, we completed the acquisition of a property in Miami, Florida, which we refer to as the Miami Property Acquisition. In this acquisition, we acquired a conventional property with 357 high-rise units located on the waterfront in downtown Miami, Florida. The total cost of the acquisition included a purchase price of $57.5 million for the property and $0.9 million in transaction costs. We issued 88,792 common OP Units (valued at $3.5 million based on $39.50 per unit), paid approximately $8.2 million in cash, acquired title subject to existing mortgage indebtedness of approximately $45 million of a non-recourse, long-term, fixed rate, partially amortizing note bearing interest at a rate of 7.69% per annum, and assumed approximately $1.1 million of a subordinated promissory note. On December 31, 2003, we repaid the outstanding balance of approximately $1.1 million on the subordinated promissory note.

New York Property Acquisition

        On August 25, 2003, we completed the acquisition of a property in New York City, which we refer to as the New York Property Acquisition. In this acquisition, we acquired a property with five contiguous conventional mid-rise apartment buildings located on the upper west side of Manhattan. These buildings include 58 residential units and 12 commercial spaces. The total cost of the acquisition included a purchase price of $37.6 million for the property and $0.5 million in transaction costs. We funded the acquisition through a combination of non-recourse property debt of $20 million comprised of a long-term, fixed rate, partially amortizing note bearing interest at a rate of 5.25% per annum, and proceeds from property sales.

New England Properties Acquisition

        On August 29, 2002, we completed the acquisition of 11 New England area properties, which we refer to as the New England Properties Acquisition and their results of operations were included in the consolidated statements of income from the date of acquisition. In third quarter 2003 we finalized the allocation of the aggregate $539.4 million purchase price of the New England Properties Acquisition (including transaction costs of $2.5 million and $34.2 million of initial capital expenditures). We made adjustments to the preliminary allocation of the purchase price related to certain contingent liabilities and final evaluations of fair value.

Casden Merger

        On March 11, 2002, we completed the acquisition of Casden Properties, Inc., or Casden, which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another REIT affiliated with Casden, all of which we collectively refer to as the Casden Merger. We accounted for this transaction as a purchase, and therefore, we included the results of operations in the consolidated statements of income from the date of acquisition. In first quarter 2003 we finalized the allocation of the aggregate $1.1 billion purchase price of Casden (including transaction costs of $15.0 million) and recorded it as follows (in thousands):

Real estate	$1,142,729
Cash and cash equivalents	7,354
Restricted cash	54,927
Investment in unconsolidated real estate partnerships	40,546
Accounts receivable	6,732
Other assets	13,755
Secured tax-exempt bond financing	219,102
Secured notes payable	465,306
Short-term debt	243,242
Accounts payable and accrued liabilities	127,692
Security deposits and deferred income	4,328
Minority interest in Aimco Operating Partnership	41,491
Stockholders' equity	164,882

        We made adjustments to the preliminary allocation of the purchase price related to certain contingent liabilities and final evaluations of fair value.

        In connection with the Casden Merger, we entered into an indemnification agreement with the Casden sellers that required them to indemnify us, up to a maximum of $188 million, for losses incurred, including those related to: breaches of representations and warranties; breaches of covenants; and claims, suits, actions, or proceedings existing or arising prior to the merger date, among others. Under the indemnification agreement, the Casden sellers have the option to satisfy any indemnification obligation with shares of our Common Stock at a value of $47 per share. The indemnification agreement provides that 4.0 million shares of our Common Stock that the Casden sellers received in the Casden Merger were subject to restrictions on transfer. The indemnification agreement also provides that the Casden sellers may use shares of our Common Stock to satisfy any obligation under the indemnification agreement, and further guarantees that for such purposes such shares will be valued at $47 per share. In the event the Casden sellers use shares of our Common Stock to satisfy their indemnification obligations, we will record contingent consideration to the extent the fair value of our Common Stock is less than $47 per share at that date. In connection with the settlement of certain obligations under the indemnification agreement in 2003 (see Note 9), we received 531,915 shares of our Common Stock to satisfy an indemnification obligation of $25 million, which was recorded as contingent consideration to the Casden sellers of approximately $6.9 million. In addition, we have notes receivable from Alan I. Casden for an aggregate total of $35 million that can be satisfied with an aggregate total of approximately 804,000 shares of our Common Stock, including shares to cover interest that will accrue over the terms of the notes, under the indemnification agreement, which may result in additional contingent consideration.

Acquisitions of Partnership Interests

        During 2003 and 2002, we acquired limited partnership interests in 166 partnerships and 323 partnerships, respectively, in which affiliates of ours served as general partner. During 2003, we paid approximately $26.7 million, of which $25.9 million was in cash and the remainder in OP Units, in connection with acquisitions in both consolidated and unconsolidated real estate partnerships. This amount was approximately $56.0 million in excess of the minority interests' book value in such limited partnerships, which we generally identified to real estate. During 2002, we paid approximately $31.0 million, of which $27.7 million was in cash and the remainder in OP Units, in connection with such acquisitions. This amount was approximately $79.0 million in excess of the minority interests' book value in such limited partnerships, which we generally identified to real estate.

        In July 2003, we acquired the remaining 50% interest in the partnership that owns Lincoln Place, a 795-unit apartment community in Venice, California, for a purchase price of approximately $63 million, funded through a combination of cash and assumed non-recourse mortgage debt. During 2001, we acquired an approximate 50% interest in the partnership that owns Lincoln Place, which we funded through the payment of cash and the issuance of Class Nine Partnership Preferred Units, or the Class Nine Preferred Units. In connection with the July 2003 transaction, we repurchased for approximately $33 million all outstanding Class Nine Preferred Units that were issued in connection with the 2001 purchase and approximately 147,000 common OP Units that had been issued upon conversion of Class Nine Preferred Units issued in the 2001 purchase.

NOTE 4—Investments in Unconsolidated Real Estate Partnerships

        We own general and limited partner interests in unconsolidated real estate partnerships owning approximately 441, 511 and 569 properties at December 31, 2003, 2002 and 2001, respectively. We acquired these interests through acquisitions, direct purchases and separate offers to limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, " or FIN 46, which changes the criteria for consolidating entities. We are currently evaluating our treatment of these unconsolidated real estate partnerships under FIN 46, which we will adopt in first quarter 2004 for entities in existence prior to February 1, 2003 (see Note 21).

        The following table provides selected combined financial information for our unconsolidated real estate partnerships as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Real estate, net of accumulated depreciation	$1,441,739	$1,569,144	$1,848,659
Total assets	1,809,990	1,880,982	2,212,779
Secured and other notes payable	1,704,963	1,787,756	2,854,195
Total liabilities	2,256,370	2,306,931	3,114,349
Partners' deficit	(446,380)	(425,949)	(901,570)
Rental and other property revenues	538,759	587,199	670,661
Property operating expenses	(328,759)	(319,685)	(347,309)
Depreciation expense	(110,978)	(123,489)	(141,123)
Interest expense	(157,513)	(176,087)	(218,635)
Net income	40,782	27,505	82,140

        The decrease in the amounts in the above table from year to year was primarily due to dispositions of real estate owned by our unconsolidated real estate partnerships and our purchase of additional interests in, and resulting consolidation of, various partnerships previously accounted for under the equity method.

        As a result of our acquisition of interests in unconsolidated real estate partnerships, the investment in these partnerships at December 31, 2003 and December 31, 2002 of $237.7 million and $368.6 million, respectively, is approximately $330 million and $450 million, respectively, in excess of our share of the underlying historical partners' deficit of the partnerships. The excess of the cost of the investments acquired over the equity in the underlying historical partners' deficit is primarily ascribed to the fair values of land and buildings owned by the unconsolidated real estate partnerships. We amortize the excess basis related to the buildings over their estimated useful lives, which is recorded as a component of equity in earnings (losses) of unconsolidated real estate partnerships.

NOTE 5—Notes Receivable

        The following table summarizes our notes receivable at December 31, 2003 and 2002 (in thousands):

	2003			2002
	Unconsolidated Real Estate Partnerships	Non- Affiliates	Total	Unconsolidated Real Estate Partnerships	Non- Affiliates	Total
Par value notes	$61,584	$68,431	$130,015	$63,995	$21,646	$85,641
Discounted notes	81,388	340	81,728	89,010	—	89,010
Allowance for loan losses	(5,556)	—	(5,556)	(5,413)	—	(5,413)

Total notes receivable	$137,416	$68,771	$206,187	$147,592	$21,646	$169,238

Face value of discounted notes	$136,979	$1,249	$138,228	$167,175	$—	$167,175

        Included in the notes receivable from unconsolidated real estate partnerships at December 31, 2003 and 2002, are $30.8 million and $39.0 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these notes receivable at various annual interest rates ranging between 5.5% and 12.0% and averaging 9.5%.

        Included in the notes receivable from non-affiliates at December 31, 2003 and 2002, are $20.9 million and $12.8 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these notes receivable at various annual interest rates ranging between 4.0% and 11.3% and averaging 7.4%. Additionally, included in notes receivable from non-affiliates at December 31, 2003 are notes receivable from Alan I. Casden for an aggregate of $35 million (see Note 3 for further details). This aggregate $35 million obligation is comprised of five notes of $7 million each, maturing in five consecutive years beginning in December 2004. The notes include simple interest rates ranging from 1.28% to 3.20%. The notes are each collateralized by shares of our Common Stock ranging from approximately 150,000 to 173,000 shares, with an aggregate total of 804,000 shares, including shares to cover interest that will accrue over the terms of the notes.

        We recognize interest income earned from our investments in notes receivable when the collectibility of such amounts is both probable and reasonably estimable. Upon determining that less than the full amount of the notes is collectible, we cease recording interest income on the impaired par value notes. Interest income from total non-impaired par value notes for the years ended December 31, 2003, 2002 and 2001 totaled $15.5 million, $26.6 million and $26.0 million, respectively.

        We account for the discounted notes under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are reasonably estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), we have determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, we recognize accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the years ended December 31, 2003, 2002, and 2001, we recognized accretion income on total discounted notes of approximately $3.3 million ($0.03 per basic and diluted share), $36.8 million ($0.37 per basic and diluted share), and $9.9 million ($0.12 per basic and diluted share), respectively. We generally realize the notes receivable through collection of cash or increasing ownership of the property or of an additional equity interest in the partnership owning the property that serves as collateral for the loan.

        The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2003 and 2002, is as follows (in thousands):

	2003	2002
Balance at beginning of period	$(5,413)	$—
Provision for losses on notes receivable	(2,183)	(9,006)
Net reductions due to property sales	1,311	991
Net reductions due to newly consolidated	729	2,602

Balance at end of period	$(5,556)	$(5,413)

        During 2003 and 2002, we determined that an allowance for loan losses of $4.4 million and $4.1 million, respectively, was required on certain of our par value notes that had carrying values of $16.3 million and $10.5 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2003 and 2002 was $14.6 million and $7.5 million, respectively. We believe the remaining $113.7 million in par value notes receivable at December 31, 2003 are collectible and, therefore, interest income on these par value notes is recognized as it is earned (see discussion above).

        During 2003 and 2002, we determined that an allowance for loan losses of $1.2 million and $1.3 million, respectively, was required on certain of our discounted notes that had carrying values of $4.9 million and $9.3 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2003 and 2002 was $6.3 million and $11.8 million, respectively.

        We continue to monitor the collectibility or impairment of each note on a periodic basis, and we may make changes in the allowance due to changes in the market environment that affect operating cash flows.

NOTE 6—Secured Tax-Exempt Bond Financings and Secured Notes Payable

        The following table summarizes our secured tax-exempt bond financings at December 31, 2003 and 2002, all of which is non-recourse to us (in thousands):

	Weighted Average Interest Rate	2003	2002
Fixed rate secured tax-exempt bonds payable	5.85%	$381,878	$419,353
Variable rate secured tax-exempt bonds payable	2.13%	817,482	786,201

Total		$1,199,360	$1,205,554

        Fixed rate secured tax-exempt bonds payable mature at various dates through October 2036. Variable rate secured tax-exempt bonds payable mature at various dates through July 2033. Principal and interest on these bonds are generally payable in semi-annual installments or monthly interest-only payments with balloon payments due at maturity. Certain of our tax-exempt bonds at December 31, 2003 are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2003, our secured tax-exempt bond financings were secured by 82 properties with a combined net book value of $1,740.6 million.

        The following table summarizes our secured notes payable at December 31, 2003 and 2002, all of which are non-recourse to us (in thousands):

	Weighted Average Interest Rate	2003	2002
Conventional fixed rate secured notes payable	7.03%	$4,201,897	$4,191,358
Conventional variable rate secured notes payable	4.22%	42,191	22,054
Secured notes credit facility	1.91%	205,453	181,844

Total		$4,449,541	$4,395,256

        Fixed rate secured notes payable mature at various dates through September 2038. Variable rate secured notes payable mature at various dates through December 2033. Principal and interest are generally payable monthly or monthly interest-only payments with balloon payments due at maturity. At December 31, 2003, our secured notes payable were secured by 575 properties with a combined net book value of $6,946.0 million.

Secured Notes Credit Facility

        We have a revolving credit facility of up to $250 million primarily to be used for financing properties that we intend to sell, as well as properties that are under redevelopment. In addition to the amounts in the above table, there were approximately $9 million and $10 million of notes that were provided through this facility that are unconsolidated and not included within secured notes payable at December 31, 2003 and 2002, respectively. The interest rate on the notes provided through this facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. Each such loan under this facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. This facility matures in September 2007, but can be terminated and repaid in full without penalty after September 2005.

        Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2003, we were in material compliance with all financial covenants pertaining to our consolidated debt instruments.

        As of December 31, 2003, the scheduled principal amortization and maturity payments for our secured tax-exempt bonds and secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total
2004	$135,849	$71,396	$207,245
2005	143,655	146,438	290,093
2006	144,774	401,336	546,110
2007	148,398	244,305	392,703
2008	152,770	208,427	361,197
Thereafter			3,851,553

			$5,648,901

NOTE 7—Mandatorily Redeemable Preferred Securities

        As a result of Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, effective July 1, 2003, we were required to reclassify the Class S Cumulative Redeemable Preferred Stock, which we refer to as the Class S Preferred Stock, and Trust Based Convertible Preferred Securities, which we refer to as TOPRS, from between the liabilities and equity section to the liabilities section of the consolidated balance sheet (see Note 21 for further details on SFAS 150).

        On April 30, 2003, we sold 4,000,000 shares ($100 million) of Class S Preferred Stock through a private placement to an institutional investor. We used the net proceeds of approximately $97 million to redeem $60 million of Class C Cumulative Preferred Stock, which we refer to as the Class C Preferred Stock (see Note 13), and to pay down borrowings on our revolving credit facility. The initial dividend rate on the Class S Preferred Stock is based on three-month LIBOR plus 2.75%. These dividends are cumulative from the date of original issuance and are payable quarterly. From the first anniversary of the date of original issuance through October 31, 2004, the dividend rate on the Class S Preferred Stock increases to the three-month LIBOR plus 6.0% with additional increases thereafter. Under SFAS 150, the dividends paid on the Class S Preferred Stock are recorded to interest expense. Effective July 1, 2003 and for the year ended December 31, 2003, we recorded to interest expense $2.0 million of dividends paid on the Class S Preferred Stock. Class S Preferred Stock is senior to Common Stock and pari passu to all other classes of preferred stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Common Stock, the holders of Class S Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class S Preferred Stock is redeemable for a maximum amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption, as follows: (i) at the option of the holder, upon the occurrence of certain events or (ii) at our option, at any time, with a mandatory redemption date of April 30, 2043. Depending on the date fixed for redemption, the Class S Preferred Stock is redeemable at varying per share amounts as follows: (i) on or before January 31, 2004, $24.63; (ii) on or before April 30, 2004, $24.75; or (iii) any time after April 30, 2004, $25.00. The redemption value of the Class S Preferred Stock at the date of adoption of SFAS 150 was $97.75 million. As a result, we reclassified this amount as a liability as of July 1, 2003. Based on the redemption terms of the Class S Preferred Stock, as described above, the redemption price at December 31, 2003 was $98.5 million. Therefore, in accordance with SFAS 150, we recognized an additional liability and incurred interest expense in the amount of $0.75 million in the year ended December 31, 2003.

        In connection with the Insignia merger in 1998, we assumed the obligations under TOPRS with an aggregate liquidation amount of $149.5 million. Since 1998, approximately $134.4 million of the securities have been converted, resulting in $15.1 million remaining as of December 31, 2003, which also represents the redemption value. The securities mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. For the years ended December 31, 2003, 2002 and 2001, $1.0 million, $1.2 million and $1.6 million, respectively, of dividends have been recorded to interest expense. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by us on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into Common Stock at a conversion price of $49.61, which equates to 1.007 shares of Common Stock. In 2003 and 2002, the holders of the securities converted approximately $0.05 million and $5.5 million, respectively, of the securities into approximately 1,000 and 107,000 shares of Common Stock, respectively.

NOTE 8—Term Loans and Credit Facility

        We have two syndicated term loans. We entered into a term loan on May 30, 2003, which we refer to as the Term Loan, whereby we borrowed $250 million from a syndicate of financial institutions. The Term Loan matures in May 2008 and is repayable at our option at any time without penalty. At December 31, 2003, the Term Loan had an outstanding principal balance of $250 million and an interest rate of 3.89% (based on a designated LIBOR rate plus 2.85%). In March 2002, we entered into a term loan with a syndicate of financial institutions in connection with the Casden Merger, which we refer to as the Casden Loan. At December 31, 2003, the Casden Loan had an outstanding principal balance of $104.4 million and an interest rate of 3.98% (based on a designated LIBOR rate plus 2.85%). The Casden Loan matures in March 2004, however, subsequent to December 31, 2003, we extended the maturity of the Casden Loan to March 2005.

        We have an outstanding revolving credit facility, which we refer to as the Revolver, with a syndicate of financial institutions having aggregate lending commitments of $500 million, of which $445 million has been syndicated. At December 31, 2003, the Revolver had an outstanding principal balance of $81.0 million and an interest rate of 4.00% based on weighted average LIBOR contracts outstanding with various maturities plus 2.85%. The Revolver matures in July 2005. The amount available under the Revolver at December 31, 2003 and 2002 was $348 million (less $22.4 million outstanding for letters for credit) and $109 million (less $4.2 million outstanding for letters for credit), respectively. The maximum amount available for borrowing under the Revolver fluctuates based on established criteria defined therein and is typcially the $445 million that has been syndicated.

        The borrowers under the Term Loan and the Revolver are Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc. and NHP Management Company. The borrowers under the Casden Loan are Aimco, the Aimco Operating Partnership and NHP Management Company. Each of the Term Loan, the Casden Loan and the Revolver are guaranteed by certain subsidiaries of Aimco. Certain of our subsidiaries and non-real estate assets secure the obligations under each of the Term Loan, the Casden Loan and the Revolver.

        We are subject to certain customary covenants under the Term Loan, Casden Loan, and Revolver each as defined therein, that require us to maintain ratios related to: debt to gross asset value; interest coverage; total obligations to gross asset value; and minimum fixed charge coverages. If the ratios related to debt to gross asset value or total obligations to gross asset value exceed certain thresholds for more than two consecutive quarters, the applicable interest rate margin increases by 0.25%. The covenants also prohibit us from paying distributions (as defined therein) in amounts that exceed 90% of our Funds from Operations, except as may be required to maintain our REIT status.

        The affirmative and negative covenants, including financial covenants, contained in the Term Loan, the Casden Loan and the Revolver are substantially identical. As of December 31, 2003, we were in compliance with all financial covenant requirements.

NOTE 9—Commitments and Contingencies

  Commitments

        In connection with the Casden Merger, we agreed to:

  •
  purchase two properties, one of which is currently under development, upon satisfactory completion of construction and attainment of 60% occupancy, as follows:

  •
  Park La Brea

  •
  The Palazzo at Park La Brea—comprised of a total of 521 units for a minimum consideration of approximately $163 million, which closed subsequent to December 31, 2003 (see Note 22);

  •
  Palazzo East at Park La Brea—comprised of a total of 610 units for a minimum consideration of approximately $199 million, which was completed in December 2003 and is expected to close in late 2004 or early 2005; and

  •
  Westwood—comprised of a total of 350 units for a minimum consideration of approximately $201 million, construction of which has not yet commenced.

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of December 31, 2003, no funds have been drawn on this stand-by facility). Subsequent to December 31, 2003 and in connection with the closing of the purchase of The Palazzo at Park La Brea, the amount of this stand-by facility was reduced to $64.5 million;

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of December 31, 2003, we had invested $22.7 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden

    Properties, LLC intends to pursue new development opportunities in Southern California and other markets. We will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years (up to an aggregate amount of $50 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets (as of December 31, 2003, $17.5 million has been paid).

  Guarantees

        In the ordinary course of business, we provide various guarantees that are covered by the provisions of FASB's Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These guarantees include: (i) standby letters of credit, which we may provide to enhance credit or guarantee our performance under contractual obligations; (ii) limited guarantees, which we may provide to certain of our lenders and that may require us to provide funds to maintain a required loan-to-value ratio, and (iii) guarantees in connection with our syndication of historical and affordable housing tax credits, which we may provide to make available additional funding to cover operating cash flow deficiencies, cover shortfalls related to the delivery of tax credits and cover financing shortfalls related to project development. These guarantees have varying expiration dates ranging from less than one year to fourteen years. The fair value of these guarantees issued after December 31, 2002, were not material to our financial statements.

  Legal

        In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

  Limited Partnerships

        In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements.

        We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse affect on our consolidated financial condition or results of operations taken as a whole.

  Environmental

        Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

        As previously disclosed, we have been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.

        We have implemented a national policy and procedures to prevent or eliminate mold from our properties and believe that our measures will eliminate, or at least minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

  Other Legal Matters

        As previously disclosed, Aimco and four of its affiliated partnerships are defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco ("CCSF") alleging violations of residential housing codes, unlawful business practices and unfair competition. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. We have filed a cross-complaint against CCSF, its Department of Building Inspections and certain of its employees, alleging constitutional violations arising out of its arbitrary and discriminatory application of its codes, and other tortious conduct. The matter is not presently set for trial. We have engaged in extensive discussions with the City Attorney to resolve the lawsuit. In the event we are unable to resolve the lawsuit, we will assert what we believe to be meritorious defenses, vigorously defend ourselves against CCSF's claims, and vigorously prosecute our own claims against CCSF. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") are insurance agents who in 2000 sold to us property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified us from losses relating to the matters described below. As a result of such defaults, we faced the risk of impairment of a $16.7 million insurance-related receivable as well as certain contingent liabilities as more fully described below. We have settled our litigation with Lumbermens Mutual Casualty Company ("Lumbermens") and potential claims against an insurance agency with the result that we have received $10 million and have reduced our insurance related receivable to $6.7 million. In addition, we have pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage. In January 2004, Gruppuso pleaded guilty to three charges of theft in New Jersey Superior Court.

        As previously disclosed, with respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation against us and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. We deny liability to Cananwill, believe we have meritorious defenses to assert, and will vigorously defend ourselves. In the event of an adverse determination, we will seek reimbursement of any loss from all third parties responsible for any such liability. In April 2003, we filed suit against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., in the United States District Court for the District of Colorado alleging Cananwill's conversion of $1.6 million of unearned premium belonging to us and misapplication of such funds to the alleged debt asserted in the first Cananwill lawsuit. In addition, WestRM—West Risk Markets, Ltd. ("WestRM") sued XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens to collect on surety bonds issued by the three allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich have made us a third party defendant in this action, asserting that if they have any liability to WestRM, then we are liable to XL and Greenwich pursuant to an alleged indemnification agreement. Finally, on July 11, 2003, Highlands Insurance Company ("Highlands") filed suit in a New Jersey state court against Cananwill, us, XL and Greenwich asserting our liability as a principal on surety bonds issued by Highlands in the event Highlands has any liability to Cananwill on the aforementioned Cananwill claim. We believe that we have meritorious defenses to assert, will vigorously defend ourselves against claims brought against us, and will vigorously prosecute our own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, in 1998 and 1999, prior to the March 2002 Casden Merger in which we acquired National Partnership Investments Corp. ("NAPICO"), investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner commenced an action (the "REAL Litigation") against NAPICO and certain other defendants (the "Casden defendants"). The claims related to activities that pre-dated the Casden Merger and included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships. On April 29, 2003, the court entered judgment against NAPICO and the Casden defendants. On December 30, 2003, the previously disclosed Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the REAL Litigation became effective in accordance with its terms. In connection therewith, the Casden defendants made payments in both cash ($29 million) and stock ($19 million) on behalf of NAPICO and the other defendants, to the Plaintiffs, and guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs. The Stipulation of Settlement also resulted in the release of claims of all parties associated with the REAL Litigation, and a joint agreement by the parties to request that a new judgment be entered in the REAL Litigation to, among other things, expunge the judgment originally entered against NAPICO and the Casden defendants. In addition, on December 30, 2003, the previously disclosed Settlement Agreement among the prior shareholders of Casden Properties, Inc., NAPICO and us closed in accordance with its terms. In connection therewith, (1) NAPICO voluntarily discontinued the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger; (2) Alan I. Casden and certain related entities resolved certain pending claims for indemnification made by us, NAPICO, and affiliates of ours; (3) an affiliate of ours provided $25 million of the $29 million in cash that Alan I. Casden was obligated to provide under the Stipulation of Settlement in exchange for 531,915 shares of Common Stock owned by The Casden Company; and (4) The Casden Company delivered promissory notes to NAPICO in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, non-recourse basis. The Casden Company can satisfy its obligation set forth in item (4) above in shares of Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

        A previously disclosed, on August 8, 2003, the Aimco Operating Partnership was served with a complaint in the United States District Court, District of Columbia alleging that it willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty hours per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges that the Aimco Operating Partnership failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. The Aimco Operating Partnership has filed an answer to the complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

  Other

        During first quarter 2004 we responded to an informal inquiry received in December 2003 from the Central Regional Office of the United States Securities and Exchange Commission seeking voluntary assistance in providing certain information and records related to certain matters. The matters included our miscalculated net rental income figures reported in certain 2003 press releases, which miscalculations were discovered during the review process normally conducted with quarter-end reporting and corrected prior to our receipt of the SEC's letter, our forecasted guidance and our accounts payable. The letter states that the inquiry should not be construed as an indication that any violation of law has occurred or as an adverse reflection on any person, entity or security. We have cooperated fully with the request. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Operating Leases

        We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 2003 are as follows (in thousands):

	Operating Lease Payments	Sublease Receipts
2004	$5,484	$1,662
2005	4,955	1,485
2006	4,660	1,453
2007	4,716	1,494
2008	4,610	1,448

Total	$24,425	$7,542

        Substantially all of the office space and equipment subject to the operating leases described above are for the use of our corporate offices and regional operating centers. Rent expense recognized totaled $6.1 million, $5.0 million, and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease receipts totaled approximately $1.1 million, $0.8 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10—Income Taxes

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax liabilities:
Partnership differences	$50,704	$49,236
Bad debt reserves	8,211	5,629
Depreciation of fixed assets	12,342	8,801
Intangibles	1,698	525
Other	1,456	992

Total deferred tax liabilities	$74,411	$65,183

Deferred tax assets:
Net operating and capital loss carryforward	$19,098	$16,700
Receivables	11,692	9,379
Accrued liabilities	8,192	8,080
Accrued interest expense	6,349	1,772
Rehabilitation & Low Income Housing credits	3,403	—
Alternative Minimum Tax credits	1,231	1,231

Total deferred tax assets	49,965	37,162
Valuation allowance for deferred tax assets	(1,618)	(8,659)

Deferred tax assets, net of valuation allowance	48,347	28,503

Net deferred tax liabilities	$(26,064)	$(36,680)

        Significant components of the provision (benefit) for income taxes are as follows and are classified within management and other expenses in continuing operations and discontinued operations in our statements of income for 2003, 2002 and 2001 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current:
Federal	$4,556	$(302)	$1,177
State	840	1,686	135

Total current	5,396	1,384	1,312

Deferred:
Federal	(10,065)	(175)	(2,978)
State	(1,150)	(1,640)	(341)

Total deferred	(11,215)	(1,815)	(3,319)

	$(5,819)	$(431)	$(2,007)

Classification:
Continuing operations	$(17,953)	$(2,938)	$(2,007)
Discontinued operations	$12,134	$2,507	$—

        Consolidated income (loss) subject to tax is ($3,990,000) for 2003, $7,171,000 for 2002, and ($4,851,000) for 2001. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$(1,396)	35.0%	$2,510	35.0%	$(1,699)	35.0%
State income tax, net of Federal tax benefit	(306)	7.6%	46	0.7%	(206)	4.2%
Effect of permanent differences	2,202	(55.2)%	4,143	62.2%	(276)	5.7%
Increase (decrease) valuation allowance	(6,319)	158.4%	(7,130)	(103.9)%	174	(3.5)%

	$(5,819)	145.8%	$(431)	(6.0)%	$(2,007)	41.4%

        During the quarter ended March 31, 2003, in an effort to streamline business processes and operational efficiencies of our property management and services businesses, we contributed all of the capital stock of NHP Management Company to AIMCO/Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries). In connection with this transaction, we reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits, reducing management and other expenses. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interest, and resulted in an increase in basic and diluted earnings per share of $0.08 for the year ended December 31, 2003.

        Income taxes paid totaled $5,385,000, $1,189,000, and $819,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003, we had net operating loss carryforwards (NOLs) of approximately $49.0 million for income tax purposes that expire in years 2012 to 2021. Subject to some limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. Additionally, at December 31, 2003, we had tax credit carryforwards of approximately $3.4 million for income tax purposes that expire in years 2012 to 2022.

        The following table reconciles our net income to REIT taxable income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Net income	$158,857	$169,046	$107,352
Elimination of earnings from unconsolidated subsidiaries	4,897	9,725	3,830
Depreciation and amortization expense not deductible for tax	(888)	(23,763)	100,908
Gain on disposition of real estate property	136,211	62,146	24,709
Interest income, not currently taxable	(997)	(18,169)	(13,308)
Depreciation timing differences on real estate	23,263	33,777	20,701
Dividends on officer stock, not deductible for tax	2,053	2,787	2,335
Provision for loan losses	467	6,107	—
Limited partner deficit allocations, not deductible for tax	10,791	24,551	46,083
Transaction and project costs, deductible for tax	4,030	10,525	(5,315)

REIT taxable income	$338,684	$276,732	$287,295

        For income tax purposes, dividends paid to holders of Common Stock consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2003, 2002 and 2001, dividends paid per share were estimated to be taxable as follows:

	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.80	26%	$2.00	61%	$2.37	76%
Return of capital	—	—	0.66	20%	—	—
Capital gains	0.77	25%	0.23	7%	0.19	6%
Unrecaptured Sec.1250 gain	1.49	49%	0.39	12%	0.56	18%

	$3.06	100%	$3.28	100%	$3.12	100%

NOTE 11—Transactions Involving Minority Interest in Aimco Operating Partnership

Preferred OP Units

        There are various classes of preferred OP Units of the Aimco Operating Partnership that are outstanding. Depending on the terms within each class, these preferred OP Units are convertible into either Common Stock or common OP Units and are paid distributions varying from 8% to 9.5% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2003, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.8 million, which were convertible into approximately 2.5 million shares of Common Stock.

As of December 31, 2002, a total of 4.4 million preferred OP Units were outstanding with redemption value of $118.9 million, which were convertible into approximately 3.4 million shares of Common Stock.

        During the years ended December 31, 2003 and 2002 approximately 32,000 and 310,000 preferred OP Units were tendered for redemption in exchange for approximately 22,000 and 147,000 shares of Common Stock, respectively. Additionally, during the years ended December 31, 2003 and 2002, approximately 13,000 and 5,700 preferred OP Units were tendered for redemption in exchange for cash. Additionally, in July 2003, we repurchased all outstanding Class Nine Preferred Units for approximately $27 million (see Note 3 for further information).

Common OP Units

        We completed tender offers for limited partnership interests and acquisitions of individual properties resulting in the issuance of approximately 23,000 and 331,000 common OP Units in 2003 and 2002, respectively. In addition, on December 24, 2003, we issued 88,792 common OP Units valued at $3.5 million in connection with the Miami Property Acquisition.

        During the years ended December 31, 2003 and 2002, approximately 35,000 and no common OP Units, respectively, were redeemed in exchange for cash and approximately 338,000 and 1,100,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.

High Performance Partnership Units

        As of December 31, 2003 and 2002 there were 2,379,084 Class I High Performance Partnership Units outstanding. Additionally, there are 4,398 Class V High Performance Partnership Units (Class V Units) and 5,000 Class VI High Performance Partnership Units (Class VI Units) outstanding, for which the performance period ends December 31, 2004 and December 31, 2005, respectively. At December 31, 2003, we did not meet the required measurement benchmarks for the Class V Units or Class VI Units and therefore, we have not recorded any value to such High Performance Partnership Units in the consolidated financial statements as of December 31, 2003 and such High Performance Partnership Units have no dilutive effect.

NOTE 12—Registration Statements

        On November 7, 2001, Aimco and the Aimco Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, with respect to an aggregate of $822 million of debt and equity securities of Aimco and $500 million of debt securities of the Aimco Operating Partnership, all of which was carried forward from Aimco's 1998 shelf registration statement. On November 9, 2001, the SEC declared the registration statement effective. As of December 31, 2003, Aimco had approximately $250 million of debt and equity securities available and the Aimco Operating Partnership had $500 million of debt securities available for sale under this registration statement.

NOTE 13—Stockholders' Equity

Preferred Stock

        At December 31, 2003 and 2002, we had the following classes of preferred stock classified as equity outstanding:

				Balance
	Redemption Date(1)	Conversion Ratio	Annual Dividend Rate Per Share
				2003	2002
			(paid quarterly)	(in thousands)	(in thousands)
Perpetual:
Class C Cumulative Preferred Stock, $.01 par value, 2,400,000 shares authorized, none and 2,400,000 shares issued and outstanding(2)	12/23/2002	—	9.00%	$—	$59,845
Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, 2,700,002 and 4,200,000 shares issued and outstanding(3)	02/19/2003	—	8.75%	67,500	105,000
Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 shares issued and outstanding	07/15/2008	—	9.375%	101,000	101,000
Class H Cumulative Preferred Stock, $.01 par value, 2,000,000 shares authorized, none and 2,000,000 shares issued and outstanding(4)	08/14/2003	—	9.50%	—	49,925
Class Q Cumulative Preferred Stock, $.01 par value, 2,530,000 shares authorized, 2,530,000 shares issued and outstanding	03/19/2006	—	10.10%	63,250	63,250
Class R Cumulative Preferred Stock, $.01 par value, 6,940,000 shares authorized, 6,940,000 shares issued and outstanding	07/20/2006	—	10.00%	173,500	173,500
Class T Cumulative Preferred Stock, $.01 par value, 6,000,000 shares authorized, 6,000,000 and no shares issued and outstanding(5)	07/31/2008	—	8.00%	150,000	—

				555,250	552,520

Convertible(6):
Class L Convertible Cumulative Preferred Stock, $.01 par value, 5,000,000 shares authorized, none and 2,500,000 shares issued and outstanding(7)	05/28/2002	0.5379	10.00%	—	62,500
Class M Convertible Cumulative Preferred Stock, $.01 par value, 1,600,000 shares authorized, none and 1,200,000 shares issued and outstanding(8)	01/13/2003	0.5682	9.25%	—	30,000
Class N Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, 4,000,000 shares issued and outstanding	09/12/2003	0.4762	9.00%	100,000	100,000
Class O Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, 1,904,762 shares issued and outstanding	09/15/2003	1.0	9.00%	100,000	100,000
Class P Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, 3,999,662 shares issued and outstanding	03/26/2004	0.4464	9.00%	99,992	99,992

				299,992	392,492

Total				$855,242	$945,012

        All classes of preferred stock are pari passu with each other and are senior to Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to being declared by our Board of Directors. All of the above have a liquidation preference per share of $25, with the exception of the Class O Cumulative Convertible Preferred Stock, which has a liquidation preference per share of $52.50.

(1)
All classes of preferred stock are redeemable, at our option, on and after the dates specified.

(2)
On June 30, 2003, using proceeds from the issuance of the Class S Preferred Stock, we redeemed for cash all 2,400,000 outstanding shares of Class C Preferred Stock at a redemption price per share of $25, or $60.0 million, plus an amount equal to accumulated and unpaid dividends through June 30, 2003, for a total of $25.475 per share.

(3)
On August 18, 2003, we redeemed 1,499,998 shares of Class D Cumulative Preferred Stock, par value $0.01 per share, which we refer to as the Class D Preferred Stock, at a redemption price of $25 per share, or $37.5 million, plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share.

(4)
On August 18, 2003, we redeemed all 2,000,000 outstanding shares of Class H Cumulative Preferred Stock, par value $0.01 per share, at a redemption price of $25 per share, or $50.0 million, plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2243 per share.

(5)
On July 31, 2003, we sold 6,000,000 shares of Class T Cumulative Preferred Stock, par value $0.01 per share, which we refer to as the Class T Preferred Stock, in a registered public offering. We used the net proceeds of approximately $145 million to redeem other preferred securities as described elsewhere in this note.

(6)
The dividend amount shown is the greater of such amount or the dividends paid or payable on the number of shares of Common Stock into which a share of such preferred security is convertible. The initial conversion price of each class was in excess of the fair market value of a share of Common Stock on the respective commitment date. Conversion ratios listed for each class represent the number of shares of Common Stock into which one share of each of the respective classes of preferred securities is convertible.

(7)
On May 6, 2002, the holder of 5,000,000 shares of Class L Convertible Cumulative Preferred Stock, par value $0.01 per share, which we refer to as the Class L Preferred Stock, with a face value of $62.5 million, converted 2,500,000 of such shares into 1,344,664 shares of Common Stock. On August 18, 2003, we redeemed for cash the remaining 2,500,000 outstanding shares of Class L Preferred Stock at a redemption price of $25 per share, or $62.5 million. We paid accumulated and unpaid dividends of $0.5625 per share on August 28, 2003, the scheduled dividend payment date.

(8)
On August 18, 2003, we redeemed for cash all 1,200,000 outstanding shares of Class M Convertible Cumulative Preferred Stock, which we refer to as the Class M Preferred Stock, for a total redemption price of $25.7313 per share, which included a redemption price of $25 per share, or $30.0 million, $0.2313 of accumulated and unpaid dividends through August 18, 2003 and a 2%, or $0.50 per share, redemption premium. We included the redemption premium in preferred dividends that are deducted from net income to arrive at net income attributable to common stockholders for the year ended December 31, 2003.

        On July 31, 2003, the SEC clarified Topic D-42 (see Note 21 for further information on Topic D-42). As a result and because of the redemption of the Class C Preferred Stock in second quarter 2003, we were required to retroactively deduct from net income to arrive at net income attributable to common stock holders approximately $2.2 million of redemption related preferred stock issuance costs associated with the Class C Preferred Stock. This reduced by $0.02 our previously reported earnings per basic and diluted common share for the three months ended June 30, 2003. Additionally, the redemptions in third quarter 2003 of the Class H Cumulative Preferred Stock, the Class L Preferred Stock, and the Class M Preferred Stock and the partial redemption in third quarter 2003 of the Class D Preferred Stock resulted in approximately $5.5 million of redemption related preferred stock issuance costs being deducted from net income to arrive at net income attributable to common stockholders and thereby reduced by $0.06 our earnings per basic and diluted common share for the three months ended September 30, 2003. All of these redemption related preferred stock issuance costs reduced by $0.08 our earnings per basic and diluted common share for the year ended December 31, 2003.

        The dividends paid on each class of preferred stock classified as equity for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands, except per share data):

	2003			2002			2001
Class of Preferred Stock	Amount Per Share(1)		Total Amount Paid	Amount Per Share(1)		Total Amount Paid	Amount Per Share(1)		Total Amount Paid
Perpetual:
Class C	$1.60	(2)	$3,840	$2.25		$5,400	$2.25		$5,400
Class D	3.21	(3)	8,677	2.19		9,188	2.19		9,188
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class H	2.01	(2)	4,011	2.38		4,750	2.38		4,750
Class Q	2.53		6,389	2.53		6,388	1.87	(10)	4,720
Class R	2.50		17,350	2.32	(7)	16,101	1.01	(10)	4,974
Class S	0.23	(4)	908	—		—	—		—
Class T	0.42	(5)	2,501	—		—	—		—

			53,168			51,319			38,524

Convertible:
Class B	—		—	7.95	(8)	3,334	10.25		4,297
Class K	—		—	0.58	(8)	2,500	2.00		10,000
Class L	1.81	(2)	4,532	2.21	(9)	7,892	2.03		10,125
Class M	2.42	(6)	2,903	2.13		2,550	2.13		2,550
Class N	2.25		9,000	2.25		9,000	2.25		9,000
Class O	4.73		9,000	4.73		9,000	4.73		9,000
Class P	2.25		8,996	2.25		8,996	1.25	(10)	5,000

			34,431			43,272			49,972

Total			$87,599			$94,591			$88,496

(1)
Amounts per share are calculated based on the number of preferred shares outstanding either at the end of each year or as of conversion date, as noted.

(2)
For the period from January 1, 2003 to the date of redemption.

(3)
Total amount paid includes dividends paid on all 4.2 million shares of Class D Preferred Stock until August 18, 2003, when 1.5 million shares were redeemed for cash.

(4)
For the period from the date of issuance to July 1, 2003 when SFAS 150 required the Class S Preferred Shares be reclassified from equity to liabilities (see Note 7).

(5)
For the period from the date of issuance to December 31, 2003.

(6)
For the period from January 1, 2003 to the date of redemption. Additionally, the amount per share includes a scheduled increase in the dividend from $2.13 per share to $2.31 per share starting after January 13, 2003 and a 2%, or $0.50 redemption premium per share.

(7)
For the period from the date of issuance to December 31, 2002.

(8)
For the period from January 1, 2002 to the date of conversion to Common Stock.

(9)
Total amount paid includes dividends paid on all 5.0 million shares of Class L Preferred Stock until May 6, 2002, when 2.5 million shares were converted into Common Stock. Additionally, the amount per share includes a scheduled increase in the dividend from $2.03 per share to $2.50 per share starting after May 28, 2002.

(10)
For the period from the date of issuance to December 31, 2001.

Common Stock

        During 2003 and 2002, we issued approximately 50,000 shares and 188,000 shares, respectively, of Common Stock to certain officers at market prices. In exchange for the shares purchased, the officers (or entities controlled by them) executed notes payable totaling $1.6 million and $7.8 million, respectively. These notes, which are 25% recourse to the holder, have a 10-year maturity and bear interest at rates ranging from a floating rate based on the one-month LIBOR plus 3.85% to a fixed rate of 7.25% annually. Total payments on such notes from officers in 2003 and 2002 were $10.5 million and $5.3 million, respectively.

        In addition, in 2003 and 2002, we issued approximately 215,000 and 80,000 restricted shares of Common Stock, respectively, to certain officers and employees. The restricted stock was issued at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically 3 to 5 years).

        During the year ended December 31, 2003, we accepted approximately 532,000 shares of Common Stock as payment in full of an obligation pursuant to the terms of the settlement agreement associated with the REAL Litigation (as described in Note 9).

NOTE 14—Stock Option Plans and Stock Warrants

        We adopted the 1994 Stock Option Plan of Apartment Investment and Management Company, or the 1994 Plan, the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan, or the 1996 Plan, the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, or the Non-Qualified Plan, to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase Common Stock. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase Common Stock. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase Common Stock. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase Common Stock. The 1994 Plan, the 1996 Plan and the 1997 Plan allow for the grant of incentive and non-qualified stock options, and together with the Non-Qualified Plan, which provides for the grant of non-qualified options only, are administered by the Compensation and Human Resources Committee of the Board of Directors. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors to the extent necessary. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options typically vest over a period of one to five-years from the date of grant. Terms may be modified at the discretion of the Compensation and Human Resources Committee of the Board of Directors.

        The 1997 Plan also authorizes grants of restricted stock awards as part of our equity compensation plan. For the years ended December 31, 2003, 2002 and 2001, we granted restricted stock awards of approximately 215,000, 80,000 and 172,000 shares, respectively, with weighted average fair values per share of $38.09, $43.65, and $47.82, respectively. These awards are amortized to compensation expense over the applicable vesting period (typically 3 to 5 years). Dividends paid on restricted stock awards (whether vested or unvested) are charged to distributions in excess of earnings. We evaluate quarterly the previously paid dividends on restricted stock awards that are forfeited to determine if a reclassification between distributions in excess of earnings and compensation expense should be recorded. Dividends paid on restricted stock awards that were forfeited were immaterial for the years ended December 31, 2003, 2002 and 2001.

        Effective January 1, 2003, we adopted the accounting provisions of SFAS 123, as amended by SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, we now apply the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, we followed APB 25 and related interpretations in accounting. Under APB 25, because the exercise price of our employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

        For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes valuation model with the following assumptions:

	2003	2002	2001
Risk free interest rate	3.5%	4.2%	4.4%
Expected dividend yield	9.0%	7.5%	6.9%
Volatility factor of the expected market price of our Common Stock	0.195	0.210	0.193
Weighted average expected life of options	5.0 years	4.5 years	4.5 years

        The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants that have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Our stock options and warrants have characteristics significantly different from those of traded options and warrants; therefore, changes in the subjective input assumptions can materially affect the fair value estimate.

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share data):

	2003	2002	2001
Net income attributable to common stockholders, as reported	$65,292	$75,488	$17,021
Add: Stock-based employee compensation expense included in reported net income:
Restricted stock awards	4,088	4,233	2,767
Stock options	892	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(4,088)	(4,233)	(2,767)
Stock options	(8,084)	(8,721)	(3,725)
Add: Additional minority interest in Aimco Operating Partnership	827	1,134	484

Pro forma net income attributable to common stockholders	$58,927	$67,901	$13,780

Basic earnings per common share:
Reported	$0.70	$0.88	$0.23
Pro forma	$0.63	$0.79	$0.19
Diluted earnings per common share:
Reported	$0.70	$0.87	$0.23
Pro forma	$0.63	$0.78	$0.19

        The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic and diluted earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

        The following table summarizes the option and warrant activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	9,269,000	$40.13	8,323,000	$38.71	8,235,000	$37.80
Granted	1,757,000	36.37	2,070,000	43.79	1,126,000	47.18
Exercised	(72,000)	37.46	(1,054,000)	36.05	(547,000)	34.94
Forfeited	(347,000)	37.67	(70,000)	41.17	(491,000)	38.34

Outstanding at end of year	10,607,000	$39.59	9,269,000	$40.13	8,323,000	$38.71
Exercisable at end of year	5,844,000	$38.46	4,295,000	$38.09	3,925,000	$37.31
Weighted-average fair value of options granted during the year		$2.26		$3.52		$3.92

        As of December 31, 2003, outstanding and exercisable options and warrants have the following ranges of exercise prices and remaining weighted-average contractual lives:

	Range of Exercise Price
	$17.13 to $35.75	$36.35 to $39.94	$40.00 to $49.05	Total
Outstanding:
Number of options and warrants	86,000	6,890,000	3,631,000	10,607,000
Weighted average exercise price	$29.85	$37.22	$44.30	$39.59
Weighted average remaining life	4.23 years	5.53 years	6.99 years	6.02 years
Exercisable:
Number of options and warrants	57,000	4,773,000	1,014,000	5,844,000
Weighted average exercise price	$27.12	$37.47	$43.74	$38.46
Weighted average remaining life	1.87 years	4.28 years	5.07 years	4.39 years

        On December 2, 1997, Aimco issued warrants, which we refer to as the Oxford Warrants, exercisable to purchase up to an aggregate of 500,000 shares of Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, or Oxford, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford or its affiliates. The Oxford Warrants were amended in connection with the acquisition of the Oxford entities in September 2000, are currently exercisable and expire on December 31, 2006.

NOTE 15—Discontinued Operations and Assets Held for Sale

        In October 2001, FASB issued SFAS 144. SFAS 144 establishes criteria beyond those previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, or SFAS 121, to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, we now report as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. We included all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading "discontinued operations." This change resulted in certain reclassifications of 2002 and 2001 financial statement amounts.

        At December 31, 2003, we had ten properties with an aggregate of 2,192 units classified as held for sale. For the years ended December 31, 2003, 2002 and 2001, we included the results of operations of these properties in discontinued operations. During the year ended December 31, 2003, we sold 72 properties with an aggregate of 18,291 units. For the years ended December 31, 2003, 2002 and 2001, we also included in discontinued operations the results of operations of these 72 properties before the sale and the related gain/loss on sale. During 2002, we sold 42 properties with an aggregate of 8,547 units. For the years ended December 31, 2002 and 2001, we also included in discontinued operations the results of operations of these 42 properties before the sale and the related gain/loss on sale.

        The following is a summary of the components of income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$86,923	$169,206	$174,439
Property operating expense	(43,252)	(73,054)	(74,041)

Income from property operations	43,671	96,152	100,398

Depreciation of rental property	(17,765)	(33,484)	(43,059)
Interest expense	(17,752)	(38,867)	(42,992)
Interest and other income	105	569	552
Minority interest in consolidated real estate partnerships	(323)	(1,178)	574

Income from operations	7,936	23,192	15,473
Gain (loss) on dispositions of real estate, net of minority partners' interest	101,849	(6,021)	—
Impairment losses on real estate assets sold or held for sale	(8,991)	(2,937)	—
Deficit distributions to minority partners	10,718	(1,321)	(1,342)
Income tax arising from disposals	(12,134)	(2,507)	—
Minority interest in Aimco Operating Partnership	(11,230)	(1,311)	(1,894)

Income from discontinued operations	$88,148	$9,095	$12,237

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $89.9 million at December 31, 2003 include real estate net book value of $63.0 million and restricted cash and other assets of $26.9 million. Liabilities related to assets classified as held for sale of $45.5 million at December 31, 2003 include mortgage debt of $40.7 million. Assets classified as held for sale of $390.0 million at December 31, 2002 include real estate net book value of $308.3 million, represented by 46 properties with 11,014 units that were classified as assets held for sale during 2002 and 2003. Liabilities related to assets classified as held for sale of $285.9 million at December 31, 2002 include mortgage debt of $226.9 million. The estimated proceeds, less anticipated costs to sell certain of these assets, were less than the net book value, and therefore we recorded impairments of $9.0 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively. We are also marketing for sale properties other than those above, both consolidated and unconsolidated that are not accounted for as assets held for sale because they do not meet the criteria under SFAS 144.

NOTE 16—Earnings per Share

        We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001
Numerator:
Income from continuing operations	$70,709	$159,951	$95,115
Less: Net income attributable to preferred stockholders	(93,565)	(93,558)	(90,331)

Numerator for basic and diluted earnings per share—Income (loss) from continuing operations	$(22,856)	$66,393	$4,784

Net income	$158,857	$169,046	$107,352
Less: Net income attributable to preferred stockholders	(93,565)	(93,558)	(90,331)

Numerator for basic and diluted earnings per share—Net income attributable to common stockholders	$65,292	$75,488	$17,021

Denominator:
Denominator for basic earnings per share — weighted average number of shares of common stock outstanding	92,850	85,698	72,458
Effect of dilutive securities:
Dilutive potential common shares	118	1,075	1,190

Denominator for diluted earnings per share	92,968	86,773	73,648

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.07
Income from discontinued operations	0.95	0.11	0.16

Net income attributable to common stockholders	$0.70	$0.88	$0.23

Diluted earnings (loss) per common share:
Income (loss) from continuing operations (net of preferred dividends)	$(0.25)	$0.77	$0.06
Income from discontinued operations	0.95	0.10	0.17

Net income attributable to common stockholders	$0.70	$0.87	$0.23

        The Class N Convertible Cumulative Preferred Stock, the Class O Cumulative Convertible Preferred Stock and the Class P Convertible Cumulative Preferred Stock are convertible into Common Stock (see Note 13). The Class D Cumulative Preferred Stock, the Class G Cumulative Preferred Stock, the Class Q Cumulative Preferred Stock, the Class R Cumulative Preferred Stock, the Class S Preferred Stock and the Class T Preferred Stock are not convertible. All of our convertible preferred stock is anti-dilutive on an "as converted" basis, therefore, we deduct all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator. We have excluded from diluted earnings per share the common share equivalents related to approximately 9.0 million and 3.6 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards for the years ended December 31, 2003 and 2002, respectively, because their effect would be anti-dilutive. For the year ended December 31, 2001, we did not exclude any material amounts of vested and unvested stock options, non-recourse shares or restricted stock awards because their effect was dilutive. For purposes of calculating diluted earnings per share in accordance with Statement on Financial Accounting Standard 128, Earnings per Share, we treat the unvested portion of restricted shares as common stock equivalents.

NOTE 17—Unaudited Summarized Consolidated Quarterly Information and Significant Adjustments

        Summarized unaudited consolidated quarterly information for 2003 and 2002 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)
Year Ended December 31, 2003
	First	Second	Third	Fourth
Rental and other property revenues	$353,638	$361,969	$367,452	$362,737
Property operating expenses	(156,887)	(157,784)	(165,307)	(162,719)
Management fees and other income primarily from affiliates	15,638	18,336	17,387	19,126
Management and other expenses	(6,884)	(9,646)	(12,549)	(21,495)
Income from continuing operations	22,632	25,092	14,780	8,205
Income (loss) from discontinued operations	(809)	34,138	25,855	28,964
Net income	21,823	59,230	40,635	37,169
Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.01	$0.00	$(0.13)	$(0.12)
Net income attributable to common stockholders	$0.00	$0.37	$0.15	$0.19
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.01	$0.00	$(0.13)	$(0.12)
Net income attributable to common stockholders	$0.00	$0.37	$0.15	$0.19
Weighted average common shares outstanding	92,692	92,747	92,839	93,122
Weighted average common shares and common share equivalents outstanding	92,692	92,832	93,049	93,206
	Quarter(1)
Year Ended December 31, 2002
	First	Second	Third	Fourth
Rental and other property revenues	$291,037	$319,547	$328,089	$353,679
Property operating expenses	(109,643)	(126,906)	(134,658)	(144,156)
Management fees and other income primarily from affiliates	21,632	24,055	22,305	27,487
Management and other expenses	(13,813)	(15,193)	(18,150)	(16,875)
Income from continuing operations	57,163	58,380	42,148	2,260
Income (loss) from discontinued operations	12,896	(12,347)	4,197	4,349
Net income	70,059	46,033	46,345	6,609
Earnings (loss) per common share—basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.42	$0.41	$0.22	$(0.21)
Net income (loss) attributable to common stockholders	$0.59	$0.26	$0.26	$(0.17)
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.42	$0.40	$0.22	$(0.21)
Net income (loss) attributable to common stockholders	$0.58	$0.26	$0.26	$(0.17)
Weighted average common shares outstanding	74,845	83,655	91,831	92,460
Weighted average common shares and common share equivalents outstanding	76,240	85,552	92,735	92,460

(1)
Certain reclassifications have been made to 2003 and 2002 quarterly amounts to conform to the full year 2003 presentation, including certain intercompany eliminations, as well as the treatment of discontinued operations.

        During the quarter ended March 31, 2003, we reversed a valuation reserve against certain deferred tax assets related to future deductions and tax loss carryforwards of NHP Management Company that increased our net income by approximately $7.1 million and our basic and dilute earnings per share by $0.08 for the year ended December 31, 2003. See Note 10 for further details.

        During the quarter ended December 31, 2002, we recorded in gain (loss) on dispositions of real estate a loss of $38.0 million. This $38.0 million loss resulted primarily from a change in estimate due to better insight into information related to the finalization of the recording of purchase price accounting to appropriate entities acquired in past acquisitions and the related historical estimation process in determining the carrying value of assets sold. The recognition of this amount in that period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. In the prior quarters, we had recognized a gain of approximately $10.0 million related to this same change in estimate, resulting in a total change in estimate for the year ended December 31, 2002 of $28.0 million. The recognition of this change in estimate resulted in a decrease in basic and diluted earnings per share of $0.28 for the year ended December 31, 2002.

NOTE 18—Business Segments

        We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. We consider disclosure of different components of the multifamily housing business to be useful.

        All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. No single resident or related group of residents contributed 10% or more of total revenues during the years ended December 31, 2003, 2002 or 2001.

        Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments' performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, our chief operating decision makers use free cash flow, funds from operations and adjusted funds from operations to assess the financial performance of our business. See note (3) below for an explanation of these measures.

        Certain reclassifications have been made to 2002 and 2001 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the requirements of SFAS 144 and intercompany eliminations. In addition, on October 1, 2003, the National Association of Real Estate Investment Trusts, or NAREIT, clarified its definition of funds from operations to include impairment losses, which previously had been added back to calculate funds from operations. Beginning in third quarter 2003, and effective for all prior periods presented, in accordance with this clarification, we no longer add back impairment losses when computing funds from operations. As a result, funds from operations for the year ended December 31, 2003, includes an adjustment of $13.1 million to reflect this change. Funds from operations for the year ended December 31, 2002 includes an adjustment of $8.5 million to reflect this change. Finally, as a result of the SEC's interpretation of Topic D-42, beginning in third quarter 2003 and effective for all prior periods, we included in funds from operations redemption related preferred stock issuance costs. Therefore, funds from operations for the year ended December 31, 2003 include issuance costs of approximately $7.6 million to reflect this change.

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to our free cash flow for the years ended December 31, 2003, 2002 and 2001, from these segments, and a reconciliation of free cash flow, funds from operations, and adjusted funds from operations, to net income (in thousands, except ownership equivalent units and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except unit and monthly rents data)

	2003
	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional
Average monthly rent greater than $1,200 per unit (equivalent units of 9,929, 8,464 and 4,589 for 2003, 2002 and 2001)	$95,748	$3,709	$99,457	14.0%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,726, 6,789 and 4,484 for 2003, 2002 and 2001)	78,750	1,464	80,214	11.3%
Average monthly rent $900 to $1,000 per unit (equivalent units of 13,325, 11,272 and 8,440 for 2003, 2002 and 2001)	93,212	1,796	95,008	13.4%
Average monthly rent $800 to $900 per unit (equivalent units of 8,682, 12,217 and 12,368 for 2003, 2002 and 2001)	49,484	1,283	50,767	7.2%
Average monthly rent $700 to $800 per unit (equivalent units of 14,972, 17,412 and 16,954 for 2003, 2002 and 2001)	73,869	2,846	76,715	10.8%
Average monthly rent $600 to $700 per unit (equivalent units of 31,955, 31,849 and 33,194 for 2003, 2002 and 2001)	129,781	4,663	134,444	19.0%
Average monthly rent $500 to $600 per unit (equivalent units of 34,388, 29,518 and 28,554 for 2003, 2002 and 2001)	103,608	3,646	107,254	15.1%
Average monthly rent less than $500 per unit (equivalent units of 17,084, 13,453 and 12,129 for 2003, 2002 and 2001)	31,849	1,892	33,741	4.8%

Subtotal conventional real estate contribution to Free Cash Flow (equivalent units of 140,061, 130,975 and 120,712 for 2003, 2002 and 2001)	656,301	21,299	677,600	95.6%

Affordable (equivalent units of 21,771, 19,741 and 12,370 for 2003, 2002 and 2001)	50,914	22,455	73,369	10.4%
University communities (equivalent units of 2,430, 2,589 and 2,841 for 2003, 2002 and 2001)	9,525	349	9,874	1.4%
Other real estate	3,305	(1)	3,304	0.5%
Minority partners' interest	(69,373)	—	(69,373)	(9.8)%

Total real estate contribution to Free Cash Flow	650,672 (1)	44,102	694,774	98.1%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled Properties	7,249	—	7,249	1.0%
Third party with terms in excess of one year	1,190	—	1,190	0.2%
Third party cancelable in 30 days	684	—	684	0.1%
Insurance claim losses	(2,694)	—	(2,694)	(0.4)%

Investment management business contribution to Free Cash Flow before activity based fees	6,429	—	6,429	0.9%
Activity based fees	13,484	—	13,484	1.9%

Total investment management business contribution to Free Cash Flow	19,913 (2)	—	19,913	2.8%
Interest and Other Income
General partner loan interest	15,504	—	15,504	2.2%
Transactional income	3,285	—	3,285	0.5%
Money market and interest bearing accounts	6,231	—	6,231	0.9%

Total interest and other income contribution to Free Cash Flow	25,020	—	25,020	3.6%
General and administrative expenses	(28,815)	—	(28,815)	(4.2)%
Provision for losses on accounts, fees and notes receivable	(2,183)	—	(2,183)	(0.3)%

Free Cash Flow (FCF)(3)	$664,607	$44,102	$708,709	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except unit and monthly rents data)

2002				2001
Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%

$84,623	$3,630	$88,253	11.7%	$41,979	$5,674	$47,653	6.5%

54,125	2,880	57,005	7.6%	43,468	3,145	46,613	6.3%

85,169	3,153	88,322	11.7%	69,776	2,662	72,438	9.8%

77,537	2,334	79,871	10.6%	88,503	4,986	93,489	12.7%

89,646	6,296	95,942	12.7%	92,509	8,842	101,351	13.7%

130,492	11,861	142,353	18.9%	158,856	14,706	173,562	23.5%

89,803	10,135	99,938	13.3%	92,074	12,458	104,532	14.2%

23,853	1,105	24,958	3.3%	27,133	2,297	29,430	4.0%

635,248	41,394	676,642	89.8%	614,298	54,770	669,068	90.7%

46,407	20,703	67,110	8.9%	16,928	26,096	43,024	5.8%

12,277	281	12,558	1.7%	12,624	393	13,017	1.8%
4,194	106	4,300	0.6%	895	460	1,355	0.2%
(76,214)	—	(76,214)	(10.1)%	(82,627)	—	(82,627)	(11.2)%

621,912 (1)	62,484	684,396	90.9%	562,118 (1)	81,719	643,837	87.3%

26,156	—	26,156	3.5%	40,617	—	40,617	5.5%
2,364	—	2,364	0.3%	1,758	—	1,758	0.2%
1,049	—	1,049	0.1%	2,459	—	2,459	0.3%
(7,021)	—	(7,021)	(0.9)%	(6,343)	—	(6,343)	(0.9)%

22,548	—	22,548	3.0%	38,491	—	38,491	5.1%
8,900	—	8,900	1.2%	13,782	—	13,782	1.9%

31,448 (2)	—	31,448	4.2%	52,273 (2)	—	52,273	7.0%

26,584	—	26,584	3.5%	25,995	—	25,995	4.9%
44,539	—	44,539	5.9%	36,039	—	36,039	3.5%
6,159	—	6,159	0.8%	11,881	—	11,881	1.6%

77,282	—	77,282	10.2%	73,915	—	73,915	10.0%
(30,544)	—	(30,544)	(4.1)%	(24,930)	—	(24,930)	(3.4)%
(9,006)	—	(9,006)	(1.2)%	(6,646)	—	(6,646)	(0.9)%

$691,092	$62,484	$753,576	100.0%	$656,730	$81,719	$738,449	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	2003
	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$664,607	$44,102	$708,709
Cost of Senior Capital—Interest expense:
Secured debt—Long-term, fixed rate	(313,912)	(30,113)	(344,025)
Secured debt—Long-term, variable rate	(25,986)	(1,100)	(27,086)
Secured debt—Short-term	(19,413)	(240)	(19,653)
Lines of credit and other unsecured debt	(24,160)	—	(24,160)
Interest expense on mandatorily redeemable preferred securities	(2,767)	—	(2,767)
Interest expense on mandatorily redeemable convertible preferred securities	(987)	—	(987)
Interest capitalized	14,479	516	14,995

Total interest expense before minority partners' interest	(372,746)	(30,937)	(403,683)
Minority partners' interest share of interest expense	37,221	—	37,221

Total interest expense after minority partners' interest	(335,525)	(30,937)	(366,462)
Distributions on preferred OP units	(9,312)	—	(9,312)
Dividends on preferred securities owned by minority interest	—	—	—
Dividends on preferred stock	(93,565)	—	(93,565)

Total dividends/distributions on preferred OP Units and securities	(102,877)	—	(102,877)
Capital Replacements/Enhancements	83,054	6,235	89,289
Amortization of intangibles	(6,702)	—	(6,702)
Gain (loss) on dispositions of real estate	3,178	—	3,178
Impairment loss on investment in unconsolidated real estate partnerships	(4,122)	—	(4,122)
Income from discontinued operations	88,148	—	88,148
Depreciation of rental property, net of minority partners' interest	(298,255)	(25,817)	(324,072)
Deficit distributions to minority partners	(22,672)	—	(22,672)
Minority interest in Aimco Operating Partnership, common	2,875	—	2,875

Net income (loss) attributable to common stockholders	71,709	(6,417)	65,292
(Gain) loss on dispositions of real estate	(3,178)	—	(3,178)
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority partners' interest	(101,849)	—	(101,849)
Depreciation of rental property, net of minority partners' interest	14,906	—	14,906
Deficit distributions to minority partners	(10,718)	—	(10,718)
Income tax arising from disposals	12,134	—	12,134
Gain on disposition of land	—	—	—
Depreciation of rental property, net of minority partners' interest	298,255	25,817	324,072
Deficit distributions to minority partners	22,672	—	22,672
Amortization of intangibles	6,702	—	6,702
Deferred income tax benefit	—	—	—
Minority interest in Aimco Operating Partnership's share of above adjustments	(29,910)	—	(29,910)

Funds From Operations attributable to common stockholders(3)	280,723	19,400	300,123
Capital Replacements(4)	(80,484)	(6,196)	(86,680)
Capital Enhancements(4)	(2,570)	(39)	(2,609)
Impairment loss on investment in unconsolidated real estate partnerships	4,122	—	4,122
Impairment loss on real estate assets sold or held for sale, net of minority partners' interest	8,991	—	8,991
Redemption related preferred stock issuance costs	7,645	—	7,645
Minority interest in Aimco Operating Partnership's share of above adjustment	7,741	—	7,741

Adjusted Funds From Operations (AFFO) attributable to common stockholders(3)	$226,168	$13,165	$239,333

	Earnings	Shares	Earnings Per Share
Net income attributable to common stockholders
Basic	$65,292	92,850	$0.70
Diluted	$65,292	92,968	$0.70
FFO attributable to common stockholders
Basic	300,123	92,850
Diluted	312,440	96,607
AFFO attributable to common stockholders
Basic	239,333	92,850
Diluted	248,493	95,817

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

2002			2001
Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
$691,092	$62,484	$753,576	$656,730	$81,719	$738,449

(284,266)	(39,397)	(323,663)	(241,511)	(45,851)	(287,362)
(20,541)	(2,020)	(22,561)	(24,219)	(4,458)	(28,677)
(12,683)	—	(12,683)	(8,604)	(62)	(8,666)
(22,626)	—	(22,626)	(20,366)	(2)	(20,368)
—	—	—	—	—	—
(1,161)	—	(1,161)	(1,568)	—	(1,568)
16,806	1,185	17,991	16,176	591	16,767

(324,471)	(40,232)	(364,703)	(280,092)	(49,782)	(329,874)
36,700	—	36,700	41,026	—	41,026

(287,771)	(40,232)	(328,003)	(239,066)	(49,782)	(288,848)
(10,874)	—	(10,874)	(9,803)	—	(9,803)
(98)	—	(98)	(2,712)	—	(2,712)
(93,558)	—	(93,558)	(90,331)	—	(90,331)

(104,530)	—	(104,530)	(102,846)	—	(102,846)
78,863	11,991	90,854	50,180	8,907	59,087
(4,026)	—	(4,026)	(18,729)	—	(18,729)
(22,362)	—	(22,362)	17,394	—	17,394
(5,540)	—	(5,540)	—	—	—
9,095	—	9,095	12,237	—	12,237
(241,325)	(33,549)	(274,874)	(295,113)	(57,506)	(352,619)
(26,979)	—	(26,979)	(46,359)	—	(46,359)
(11,723)	—	(11,723)	(745)	—	(745)

74,794	694	75,488	33,683	(16,662)	17,021
22,362	—	22,362	(17,394)	—	(17,394)

6,021	—	6,021	—	—	—
29,580	—	29,580	37,936	—	37,936
1,321	—	1,321	1,342	—	1,342
2,507	—	2,507	—	—	—
—	—	—	3,843	—	3,843
241,325	33,549	274,874	295,113	57,506	352,619
26,979	—	26,979	46,359	—	46,359
4,026	—	4,026	18,729	—	18,729
—	—	—	3,202	—	3,202
(44,500)	—	(44,500)	(58,883)	—	(58,883)

364,415	34,243	398,658	363,930	40,844	404,774
(71,714)	(11,168)	(82,882)	(50,180)	(8,907)	(59,087)
(7,149)	(823)	(7,972)	—	—	—
5,540	—	5,540	—	—	—

2,937	—	2,937	—	—	—
—	—	—	—	—	—
9,885	—	9,885	6,724	—	6,724

$303,914	$22,252	$326,166	$320,474	$31,937	$352,411

Earnings	Shares	Earnings Per Share	Earnings	Shares	Earnings Per Share

$75,488	85,698	$0.88	$17,021	72,458	$0.23
$75,488	86,773	$0.87	$17,021	73,648	$0.23

398,658	85,698		404,774	72,458
437,910	96,361		470,731	90,438

326,166	85,698		352,411	72,458
357,199	94,609		418,368	90,438

(1)
Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	2003	2002	2001
Consolidated real estate contribution to Free Cash Flow	$650,672	$621,912	$562,118
Plus: Minority partners' interest	69,373	76,214	82,627
Plus: Capital Replacements	80,484	71,714	50,180
Plus: Capital Enhancements	2,570	7,149	—
Plus: Property operating expenses	642,697	515,363	428,400

Rental and other property revenues	$1,445,796	$1,292,352	$1,123,325

(2)
Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	2003	2002	2001
Consolidated investment management business contribution to Free Cash Flow	$19,913	$31,448	$52,273
Plus: Management and other expenses	50,574	64,031	97,439

Management fees and other income primarily from affiliates	$70,487	$95,479	$149,712

(3)
In addition to reviewing financial measures determined in accordance with GAAP, our chief operating decision maker assesses the performance of the business by using several generally accepted industry financial measures—free cash flow, funds from operations and adjusted funds from operations—which measures are defined below. Although these measures provide useful information regarding our financial condition and results of operations, such measures should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP.

•
"Free Cash Flow" or "FCF" is defined by us as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. It also includes cash flows generated from the Investment Management Business, interest and other income, general and administrative expenses, and provision for losses on accounts, fees, and notes receivable incurred by us. FCF measures profitability prior to the cost of capital. Because we have substantial unconsolidated real estate interests, FCF is useful for management and investors to understand, in addition to consolidated cash flows, cash flows from our unconsolidated real estate holdings.

•
"Funds From Operations" or "FFO" is a commonly used measure of REIT performance and is defined by the Board of Governors of NAREIT as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, gains on dispositions of depreciable real estate property, gains on dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of intangibles and deficit distributions to minority partners. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock, adding back dividends/distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. Our basis for computing FFO may not be comparable with that of other real estate investment trusts.

•
"Adjusted Funds From Operations" or "AFFO" is defined by us as FFO less Capital Replacement spending and, for second quarter 2002 and subsequent periods, Capital Enhancement spending, plus non-cash charges for redemption related preferred stock issuance costs and impairment losses. Similar to FFO, AFFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and AFFO also reflects that Capital Replacements are necessary to maintain, and Capital Enhancements are made to improve, the associated real estate assets.

  Capital Replacement spending was equal to $563, $478, and $367 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Capital Enhancement spending was equal to $17 and $46 per unit for the years ended December 31, 2003 and 2002, respectively. In 2001 Capital Enhancement spending was not deducted to arrive at AFFO. In 2003, we began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on conventional and affordable properties sold, held for sale, or identified as to-be-sold within one year and those capital expenditures made on certain affordable properties that are subject to regulatory restrictions on distributions and that are expected to be sold upon completion of regulatory requirements.

(4)
Beginning in second quarter 2002, we began deducting Capital Enhancement spending in determining AFFO. Beginning in second quarter 2003, we began excluding Disposition Capital Expenditures (see (3) above for further information) from Capital Replacements. The deduction of Capital Enhancements and the exclusion of Disposition Capital Expenditures are reflected on a prospective basis.

ASSETS (in thousands):	December 31, 2003	December 31, 2002	December 31, 2001
Total assets for reportable segments(1)	$9,724,667	$10,020,551	$7,926,764
Corporate and other assets	388,695	296,050	373,908

Total consolidated assets	$10,113,362	$10,316,601	$8,300,672

(1)
Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 19—Transactions with Affiliates

        We earn revenue from unconsolidated real estate partnerships in which we are the general partner and have a 21% average ownership interest and earn fees from consolidated real estate partnerships. These revenues include property management services, partnership and asset management services and transactional services such as syndication and acquisition, development, refinancing, construction supervisory and disposition. Also, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. Fees earned for these services for the years ended December 31, 2003, 2002 and 2001 were $59.0 million, $87.2 million and $128.8 million, respectively. The total accounts receivable due from affiliates was $56.9 million, net of allowance for doubtful accounts of $3.5 million, at December 31, 2003, and $47.1 million, net of allowance for doubtful accounts of $4.1 million, at December 31, 2002.

        Additionally, we earn interest income on notes from unconsolidated and consolidated real estate partnerships, in which we are the general partner and hold either par value or discounted notes. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $14.3 million, $26.6 million, and $26.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accretion income earned on discounted notes from unconsolidated real estate partnerships totaled $2.7 million, $36.8 million, and $9.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.

        In the consolidated balance sheets, we eliminate the accounts receivable and notes receivable from affiliates due from consolidated real estate partnerships. We eliminate in the consolidated statements of income the income from services and interest income earned on notes from consolidated real estate partnerships. We eliminate in the consolidated statements of income to the extent of our ownership any intercompany profits on income earned from unconsolidated real estate partnerships.

NOTE 20—Employee Benefit Plans

        We provide a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. We matched 50% to 100% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation. Our match percentage is based on employee tenure. Our expense incurred totaled approximately $2.4 million, $2.6 million and $2.8 million in 2003, 2002 and 2001, respectively.

NOTE 21—Recent Accounting Developments

FASB Interpretation No. 46

        In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, or FIN 46. In general, a variable interest entity, or a VIE, is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that lack essential characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial and non-financial assets, including loans or receivables, real estate or other property. Prior to the issuance of FIN 46, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes the previous consolidation standards by requiring VIEs to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. An entity is a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity if they occur, or (iii) the right to receive the expected residual returns of the entity if they occur; or (c) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, to receive the expected residual returns of the entity, or both, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

        FIN 46's consolidation requirements apply immediately to VIEs created or acquired after January 31, 2003. We adopted FIN 46 for entities created or acquired after January 31, 2003. The FASB issued several staff positions during 2003 and in December 2003 the FASB revised its interpretation to clarify certain items by issuing a revised version of FIN 46. The effective date of FIN 46 is now March 31, 2004. As a result of the significant revisions included in the FASB's revised December 2003 interpretation, we are currently in the process of quantifying the impact of FIN 46 on our financial statements.

Statement of Financial Accounting Standard No. 149

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

Statement of Financial Accounting Standard No. 150

        In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of July 1, 2003 (see Note 7). In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. Because during the deferral period the FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for non-controlling interests in consolidated finite life partnerships, we are not able to quantify the full impact to our financial statements of consolidating non-controlling interests in finite life partnerships. The adoption of SFAS 150 for portions that have not been deferred did not have a material impact on our consolidated financial position or results of operations taken as a whole.

Emerging Issues Task Force Topic D-42

        On July 31, 2003, the SEC clarified Emerging Issues Task Force, Topic No. D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, or Topic D-42, which provides that any excess of (a) the fair value of the consideration transferred to the holders of preferred stock redeemed over (b) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The SEC interpreted Topic D-42 to require that the issuance costs of the preferred securities reduce the carrying amount of the preferred securities, regardless of where in the stockholders' equity section those costs were initially classified on issuance. We recorded issuance costs as a reduction to Additional Paid-in Capital on the Consolidated Balance Sheet at the time the related securities were issued and did not consider them as a reduction to the carrying value of the preferred stock at the time of redemption. Under the clarification, these issuance costs must be treated like a preferred dividend and deducted from net income to arrive at net income attributable to common stockholders. The July 2003 clarification of Topic D-42 was effective for us for the quarter ending September 30, 2003 and requires the restatement of prior periods when they are presented in future filings. In the second and third quarters of 2003, we redeemed various classes of preferred stock, which redemption related preferred stock issuance costs were deducted in accordance with Topic D-42 (see Note 13 for impact on earnings per basic and diluted common share).

NOTE 22—Subsequent Events

Dividend Declared

        On January 29, 2004, the Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2003, paid on February 27, 2004, to stockholders of record on February 20, 2004.

Assets Held for Sale

        Subsequent to December 31, 2003, we classified as assets held for sale an additional five properties with 1,063 units. We expect these properties to sell within one year. At December 31, 2003, these assets had a net book value of $30.7 million with related debt of $23.6 million. The estimated proceeds less anticipated costs to sell these assets, are not expected to be less than the net book value, and therefore no impairment losses are expected.

Acquisition of The Palazzo at Park La Brea

        On January 30, 2004, we closed on the purchase of The Palazzo at Park La Brea, a mid-rise apartment community with 521 units, for approximately $162.9 million, which included $0.5 million in transaction costs. The Palazzo at Park La Brea is the second of three phases to be completed as part of the Park La Brea development. We paid approximately $69.7 million in cash and were required to repay existing mortgage indebtedness of approximately $92.7 million. The repayment of existing mortgage indebtedness was primarily funded through a non-recourse, long-term, variable rate, partially amortizing property note of $88.0 million, with an interest rate of 1.50% over 30-day LIBOR.

Partial Redemption of Class S Cumulative Redeemable Preferred Stock

        On January 30, 2004, we redeemed 1,015,228 shares of our Class S Preferred Stock at a redemption price of $24.625 per share. On February 2, 2004, we paid all accumulated, accrued and unpaid dividends. Following this redemption, 2,984,772 shares of the Class S Preferred Stock were outstanding.

Repurchases of Common Stock

        On February 24, 2004, we completed the purchase of 287,272 shares of Common Stock from the representatives of the Plaintiffs in the REAL Litigation. We paid in cash an aggregate of approximately $9.1 million to the representatives of the Plaintiffs for the shares, or $31.60 per share. The Plaintiffs received these shares from Alan I. Casden on December 30, 2003 pursuant to the previously disclosed Stipulation of Settlement with the Plaintiffs and their counsel relating to the REAL Litigation and the previously disclosed Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Aimco (see Note 9).

        In addition to this privately negotiated purchase, on February 18, 19 and 24, 2004, we purchased on the open market 30,000, 60,000 and 20,000 shares of Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(In Thousands Except Unit Data)

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	237	$2,663	$18,805	$1,579	$2,663	$20,384	$23,047	$(4,510)	$18,537	$14,132
311 & 313 East 73rd Street	Mid-Rise	Mar-03	New York, NY	1904	34	4,675	3,125	—	4,675	3,125	7,800	(74)	7,726	—
6111 At Ridgeway Crossing	Garden	Dec-97	Memphis, TN	1984	584	1,746	10,477	4,477	1,746	14,954	16,700	(5,172)	11,528	8,645
Abington I	Garden	Jul-02	Indianapolis, IN	1979	108	730	2,120	470	730	2,590	3,320	(410)	2,910	2,116
Abington II	Garden	Oct-02	Indianapolis, IN	1980	220	1,373	4,912	370	1,373	5,282	6,655	(925)	5,730	4,560
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	530	1,932	405	530	2,337	2,867	(169)	2,698	2,345
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,163	1,912	1,155	9,075	10,230	(1,902)	8,328	4,126
Anthracite	High Rise	Mar-02	Pittston, PA	1981	121	670	2,521	53	670	2,574	3,244	(231)	3,013	3,097
Apartment, The	Garden	Jul-00	Omaha, NE	1973	204	950	8,790	374	950	9,164	10,114	(4,559)	5,555	4,367
Apple Creek (TX)	Garden	Jan-00	Temple, TX	1984	176	479	3,748	330	479	4,078	4,557	(1,042)	3,515	1,531
Arbors	Garden	May-98	Deland, FL	1987	224	1,507	9,274	656	1,507	9,930	11,437	(2,654)	8,783	7,605
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,201	959	1,092	7,160	8,252	(1,919)	6,333	3,236
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,741	14,947	1,931	1,741	16,878	18,619	(7,385)	11,234	5,650
Armitage Commons	Mid Rise	Mar-02	Chicago, IL	1983	104	1,070	4,285	515	1,070	4,800	5,870	(289)	5,581	4,924
Arrowsmith	Garden	Mar-02	Corpus Christi, TX	1980	70	240	968	61	240	1,029	1,269	(110)	1,159	1,099
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	22,712	2,771	31,078	33,849	(3,815)	30,034	6,186
Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	210	881	108	210	989	1,199	(177)	1,022	1,554
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,815	3,230	353	7,045	7,398	(1,897)	5,501	—
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	2,509	7,859	374	2,509	8,233	10,742	(2,187)	8,555	7,085
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	304	1,723	192	304	1,915	2,219	(500)	1,719	1,804
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	56	338	1,916	220	338	2,136	2,474	(496)	1,978	1,594
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1980	210	1,807	10,365	776	1,807	11,141	12,948	(2,539)	10,409	7,357
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	1,857	17,481	245	1,857	17,726	19,583	(6,454)	13,129	12,402
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,078	3,699	938	1,078	4,637	5,715	(853)	4,862	2,891
Baisley Park Gardens	Mid Rise	Apr-02	Jamaica, NY	1982	212	1,648	12,534	803	1,648	13,337	14,985	(1,913)	13,072	11,903
Baldwin Oaks	Mid Rise	Oct-99	Parsippany, NJ	1980	251	644	7,870	723	644	8,593	9,237	(3,442)	5,795	7,150
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,592	176	1,140	4,768	5,908	(120)	5,788	3,299
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,524	9,115	280	3,524	9,395	12,919	(1,193)	11,726	7,741
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,100	34	275	1,134	1,409	(133)	1,276	1,621
Barcelona	Garden	Oct-99	Houston, TX	1963	127	892	4,784	848	892	5,632	6,524	(1,776)	4,748	7,483
Baughman Towers	High Rise	Mar-02	Philippi, WV	1981	104	670	2,680	48	670	2,728	3,398	(183)	3,215	3,268
Bay Club Tower I	High Rise	Apr-97	Aventura, FL	1990	702	10,487	61,522	6,144	10,487	67,666	78,153	(16,446)	61,707	57,615
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,381	40,093	80	3,381	40,173	43,554	(6,857)	36,697	24,484
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	425	18,915	35,999	621	18,915	36,620	55,535	(1,743)	53,792	31,824
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,462	5,134	912	1,462	6,046	7,508	(963)	6,545	3,596
Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,571	35,328	7,556	4,571	42,884	47,455	(13,282)	34,173	25,139
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	5,520	669	1,380	6,189	7,569	(518)	7,051	5,892
Beau Jardin	Garden	Apr-01	West Lafayette, IN	1968	252	5,460	5,278	1,350	5,460	6,628	12,088	(1,338)	10,750	4,688
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	917	78	230	995	1,225	(74)	1,151	1,108
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,625	1,198	2,222	13,823	16,045	(3,267)	12,778	10,845
Beech's Farm	Garden	Oct-00	Columbia, MD	1983	135	3,905	3,434	888	3,905	4,322	8,227	(685)	7,542	3,860
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,428	454	1,096	6,882	7,978	(1,873)	6,105	3,825
Bent Tree (NC)	Garden	Sep-00	Greensboro, NC	1986	244	2,030	7,642	904	2,030	8,546	10,576	(1,065)	9,511	4,696
Bent Tree I	Garden	Oct-02	Indianapolis, IN	1983	240	1,582	7,313	204	1,582	7,517	9,099	(1,178)	7,921	4,250
Bent Tree III—Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,795	3,375	366	1,795	3,741	5,536	(404)	5,132	4,084
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	145	1,152	4,611	475	1,152	5,086	6,238	(457)	5,781	3,180
Berkeley Gardens	High Rise	Mar-02	Martinsburg, WV	1981	132	264	1,056	53	264	1,109	1,373	(143)	1,230	1,101
Big Walnut	Garden	Apr-02	Columbus, OH	1968	251	546	9,795	289	546	10,084	10,630	(3,896)	6,734	5,594
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,822	7,881	5	1,822	7,886	9,708	(505)	9,203	10,950
Bluffs (IN), The	Garden	Dec-98	Lafayette, IN	1982	181	979	5,547	1,128	979	6,675	7,654	(1,808)	5,846	3,393
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,446	20,667	391	3,446	21,058	24,504	(2,566)	21,938	15,521
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,724	15,715	755	23,439	24,194	(7,289)	16,905	15,370
Boulevard Tower	High Rise	Mar-02	Bronx, NY	1967	332	1,992	7,958	2,255	1,992	10,213	12,205	(713)	11,492	4,655
Braesview	Garden	May-98	San Antonio, TX	1982	396	3,135	17,799	1,822	3,135	19,621	22,756	(5,317)	17,439	12,190
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,728	2,267	1,437	14,995	16,432	(8,678)	7,754	9,336
Brant Rock Condominiums	Garden	Oct-97	Houston, TX	1984	84	337	1,964	624	337	2,588	2,925	(738)	2,187	1,026
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,708	1,382	1,008	7,090	8,098	(1,708)	6,390	3,618
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	656	592	3,397	3,989	(1,007)	2,982	1,464
Briar Bay Racquet Club	Mid Rise	Jul-00	Miami, FL	1974	194	1,481	9,773	356	1,481	10,129	11,610	(4,211)	7,399	3,500
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,250	9,874	1,129	3,250	11,003	14,253	(1,725)	12,528	6,422
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,853	15,271	1,309	2,853	16,580	19,433	(4,979)	14,454	7,483
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,471	12,914	1,534	2,471	14,448	16,919	(4,559)	12,360	7,483
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,895	1,503	969	7,398	8,367	(1,208)	7,159	3,564
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,077	13,163	1,233	2,077	14,396	16,473	(5,443)	11,030	10,171
Brinton Manor	Garden	Sep-03	Pittsburgh, PA	1971	219	333	6,202	1,177	333	7,379	7,712	(2,596)	5,116	1,741
Brinton Towers	High Rise	Sep-03	Pittsburgh, PA	1973	190	280	4,204	753	280	4,957	5,237	(2,576)	2,661	2,722
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	280	27,403	41,246	1,128	27,403	42,374	69,777	(2,162)	67,615	34,000
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,914	9,887	460	12,801	13,261	(1,430)	11,831	8,281
Broadmoor, The	Garden	May-98	Austin, TX	1984	200	1,370	8,658	703	1,370	9,361	10,731	(2,412)	8,319	6,000
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,841	1,008	2,245	13,849	16,094	(3,803)	12,291	11,800
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,353	774	2,709	16,127	18,836	(4,381)	14,455	12,020
Brookview	Garden	Dec-97	Montgomery, AL	1975	64	75	1,017	287	75	1,304	1,379	(331)	1,048	452

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Brookwood Apartments (IN)	Garden	Apr-01	Indianapolis, IN	1967	404	4,545	9,141	1,996	4,545	11,137	15,682	(1,757)	13,925	9,555
Buckingham	Garden	Mar-02	Los Angeles, CA	1983	83	710	2,840	72	710	2,912	3,622	(236)	3,386	3,368
Burgundy Court	Garden	Apr-00	Cincinnati, OH	1969	234	1,844	9,588	833	1,844	10,421	12,265	(2,088)	10,177	6,101
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,689	22,552	1,237	4,689	23,789	28,478	(4,135)	24,343	21,570
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	71,571	40,767	11,708	112,338	124,046	(13,455)	110,591	46,797
Cameron Hill I	Garden	Oct-00	Chattanooga, TN	1976	254	1,707	6,058	685	1,707	6,743	8,450	(968)	7,482	4,901
Cameron Hill II	Garden	Oct-00	Chattanooga, TN	1978	108	707	2,329	579	707	2,908	3,615	(409)	3,206	2,046
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	510	8,854	98	510	8,952	9,462	(3,177)	6,285	8,609
Canoga Park	Garden	Mar-02	North Hollywood, CA	1983	14	161	639	13	161	652	813	(47)	766	695
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	72,922	9,905	13,659	82,827	96,486	(13,092)	83,394	47,781
Canyon Crest	Garden	Jan-03	Littleton, CO	1966	90	1,335	6,075	135	1,335	6,210	7,545	(1,129)	6,416	3,372
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,599	775	7,300	7,374	14,674	(491)	14,183	5,911
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,307	7,006	557	1,307	7,563	8,870	(1,812)	7,058	4,430
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,600	6,965	9,929	1,600	16,894	18,494	(4,195)	14,299	8,065
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	772	8,999	902	772	9,901	10,673	(3,166)	7,507	5,030
Carriage House	Garden	Oct-99	Gastonia, NC	1971	102	406	3,433	453	406	3,886	4,292	(1,483)	2,809	1,856
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,815	4,140	21	1,815	4,161	5,976	(308)	5,668	2,360
Castle Park	Mid Rise	Mar-02	St. Louis, MO	1983	209	1,700	6,802	224	1,700	7,026	8,726	(653)	8,073	9,078
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,340	83	585	2,423	3,008	(162)	2,846	2,664
Cedar Brooke Apartments	Garden	Apr-00	Independence, MO	1971	158	991	4,601	492	991	5,093	6,084	(2,896)	3,188	3,652
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	777	5,516	609	777	6,125	6,902	(2,209)	4,693	4,724
Centennial	Garden	Mar-02	Fort Wayne, IN	1983	88	550	2,200	160	550	2,360	2,910	(186)	2,724	2,464
Center City	Mid Rise	Mar-02	Hazelton, PA	1981	176	925	3,728	345	925	4,073	4,998	(354)	4,644	4,002
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	581	4,173	1,797	581	5,970	6,551	(1,165)	5,386	9,674
Chambers Ridge	Garden	Oct-99	Harrisburg, PA	1973	324	1,107	9,498	3,786	1,107	13,284	14,391	(5,549)	8,842	8,283
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	8,369	9,117	1,179	8,369	10,296	18,665	(2,345)	16,320	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,055	899	2,288	13,954	16,242	(2,098)	14,144	8,935
Chelsea Place	Garden	Oct-00	Murfreesboro, TN	1966	594	2,577	13,593	1,975	2,577	15,568	18,145	(4,801)	13,344	11,220
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	32,984	3,172	10,403	36,156	46,559	(7,209)	39,350	35,240
Cherry Creek Gardens	Garden	Jan-00	Englewood, CO	1975	296	1,905	18,417	1,877	1,905	20,294	22,199	(7,154)	15,045	11,255
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,538	56	372	1,594	1,966	(173)	1,793	1,524
Chesapeake Apartments	Garden	Jan-96	Houston, TX	1983	320	776	7,294	1,640	776	8,934	9,710	(2,354)	7,356	6,344
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	16,202	16,849	1,167	16,202	18,016	34,218	(2,854)	31,364	24,949
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	2,041	7,973	631	2,041	8,604	10,645	(1,268)	9,377	6,728
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,457	49,463	3,700	6,457	53,163	59,620	(13,240)	46,380	24,656
Chestnut Hill (CT)	Garden	Oct-99	Middletown, CT	1986	314	2,997	20,108	818	2,997	20,926	23,923	(4,274)	19,649	16,070
Chidester Place	High Rise	Mar-02	Ypsilanti, MI	1979	151	960	3,809	267	960	4,076	5,036	(271)	4,765	2,265
Chimney Hill	Garden	Jul-00	Marietta, GA	1972	326	1,904	14,150	3,430	1,904	17,580	19,484	(6,540)	12,944	5,400
Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,559	10,924	260	2,559	11,184	13,743	(1,085)	12,658	8,568
Chimneys of Oak Creek I	Garden	Oct-02	Kettering, OH	1981	200	1,519	5,680	135	1,519	5,815	7,334	(466)	6,868	6,062
Citadel	Garden	Jul-00	El Paso, TX	1973	261	1,037	8,598	307	1,037	8,905	9,942	(4,212)	5,730	4,303
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	909	6,775	413	909	7,188	8,097	(2,704)	5,393	2,450
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,622	1,079	1,118	7,701	8,819	(1,719)	7,100	4,493
Citrus Sunset	Garden	Jul-98	Vista, CA	1985	97	663	3,982	638	663	4,620	5,283	(1,030)	4,253	—
City Heights	High Rise	Mar-02	Wilkes-Barre, PA	1978	151	755	3,040	91	755	3,131	3,886	(231)	3,655	3,373
City Line	Garden	Mar-02	Hampton, VA	1976	200	500	2,008	159	500	2,167	2,667	(91)	2,576	2,435
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,007	206	500	2,213	2,713	(182)	2,531	2,305
College Park	Garden	Dec-97	Carlisle, PA	1972	208	77	16	1,172	77	1,188	1,265	(1,003)	262	4,443
Colonial Crest	Garden	Dec-99	Bloomington, IN	1965	208	903	4,582	2,038	903	6,620	7,523	(1,289)	6,234	1,528
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,339	844	766	5,183	5,949	(1,371)	4,578	2,397
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,350	634	1,121	6,984	8,105	(1,575)	6,530	3,005
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,318	19,765	3,173	2,318	22,938	25,256	(9,747)	15,509	13,583
Colony House	Garden	Oct-99	Murfreesboro, TN	1973	194	571	5,851	917	571	6,768	7,339	(2,652)	4,687	3,283
Colony of Springdale	Garden	Dec-03	Springdale, OH	1969	261	1,936	9,901	1,322	1,936	11,223	13,159	(4,138)	9,021	5,039
Columbus Avenue	Mid-Rise	Sep-03	New York, NY	1880	70	20,694	23,841	—	20,694	23,841	44,535	(465)	44,070	19,951
Cooper's Point	Garden	Oct-02	North Charleston, SC	1986	192	746	7,678	81	746	7,759	8,505	(3,016)	5,489	3,866
Cooper's Pond	Garden	Jan-00	Tampa, FL	1978	463	1,505	14,842	1,353	1,505	16,195	17,700	(6,487)	11,213	7,599
Copper Chase Apartments	Garden	Dec-96	Katy, TX	1982	316	1,742	6,987	2,371	1,742	9,358	11,100	(2,952)	8,148	6,646
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,065	9,139	77	1,065	9,216	10,281	(3,318)	6,963	5,549
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	918	7,759	1,029	918	8,788	9,706	(1,678)	8,028	4,334
Coral Garden Apartments	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,572	5,191	3,190	17,763	20,953	(8,019)	12,934	10,906
Country Club Villas	Garden	Jul-94	Amarillo, TX	1984	282	1,049	5,738	1,831	1,049	7,569	8,618	(2,852)	5,766	4,814
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,150	1,054	2,848	17,204	20,052	(4,677)	15,375	10,708
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,826	1,225	8,512	12,051	20,563	(1,678)	18,885	11,282
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,166	29,418	2,057	5,166	31,475	36,641	(7,139)	29,502	14,008
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,455	720	2,727	16,175	18,902	(4,266)	14,636	9,496
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	5,049	2,450	700	7,499	8,199	(1,788)	6,411	4,515
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,717	14,171	351	1,717	14,522	16,239	(5,258)	10,981	6,055
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,982	1,515	24,595	20,497	45,092	(1,680)	43,412	19,070
Creekside Gardens	Garden	Mar-02	Loveland, CO	1983	50	350	1,400	55	350	1,455	1,805	(116)	1,689	1,633
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,640	170	400	1,810	2,210	(128)	2,082	1,813
Crescent Gardens	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,286	618	15,382	10,904	26,286	(871)	25,415	10,700
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,822	1,474	2,588	16,296	18,884	(4,538)	14,346	7,495
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,404	1,267	2,180	13,671	15,851	(3,832)	12,019	6,106
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,828	1,063	939	6,891	7,830	(1,388)	6,442	2,435
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,083	5,682	1,545	1,083	7,227	8,310	(2,026)	6,284	4,996
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	540	2,183	338	540	2,521	3,061	(147)	2,914	1,256
Debaliviere Place I	Garden	Oct-99	St. Louis, MO	1979	146	199	1,986	423	199	2,409	2,608	(839)	1,769	2,230
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,123	17,069	1,609	2,123	18,678	20,801	(6,311)	14,490	12,957
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,587	13,663	201	4,587	13,864	18,451	(3,977)	14,474	11,399
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,171	10,039	993	3,171	11,032	14,203	(1,886)	12,317	8,361

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Deerfield Apartments	Garden	Apr-01	Jacksonville, FL	1989	256	3,476	6,718	1,059	3,476	7,777	11,253	(1,081)	10,172	7,602
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,166	209	575	2,375	2,950	(166)	2,784	3,829
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,578	15	394	1,593	1,987	(87)	1,900	1,168
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,932	10,476	2,095	14,408	16,503	(2,674)	13,829	5,638
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,385	1,566	1,666	10,951	12,617	(2,539)	10,078	6,670
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,084	6,045	859	1,084	6,904	7,988	(2,941)	5,047	3,812
Dunwoody Park	Garden	Jul-94	Dunwoody, GA	1980	318	1,838	10,466	3,293	1,838	13,759	15,597	(4,654)	10,943	10,168
Eagle's Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,973	677	1,053	6,650	7,703	(2,079)	5,624	4,160
East Central Towers	Mid Rise	Mar-02	Fort Wayne, IN	1980	167	800	3,200	76	800	3,276	4,076	(269)	3,807	3,477
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	241	2,800	11,206	428	2,800	11,634	14,434	(833)	13,601	9,100
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	713	9,762	809	713	10,571	11,284	(2,743)	8,541	3,622
Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	550	2,319	629	550	2,948	3,498	(160)	3,338	—
Edgewater	High Rise	Mar-02	Springfield, MA	1974	366	1,500	5,972	526	1,500	6,498	7,998	(573)	7,425	6,357
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,533	30,821	2,656	5,533	33,477	39,010	(6,147)	32,863	20,716
Essex Park	Garden	Oct-99	Columbia, SC	1971	323	1,104	9,833	1,190	1,104	11,023	12,127	(4,228)	7,899	6,515
Ethel Arnold Bradley	Mid Rise	Mar-02	Los Angeles, CA	1983	81	805	3,220	94	805	3,314	4,119	(231)	3,888	3,848
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,323	26,054	1,177	3,323	27,231	30,554	(4,937)	25,617	16,556
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,726	13,757	835	6,726	14,592	21,318	(2,335)	18,983	11,295
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,074	5,129	428	3,074	5,557	8,631	(2,586)	6,045	6,100
Fairway View I	Garden	Oct-99	Baton Rouge, LA	1972	242	1,169	9,537	527	1,169	10,064	11,233	(4,076)	7,157	4,944
Fairway View II	Garden	Oct-99	Baton Rouge, LA	1981	204	1,287	9,046	398	1,287	9,444	10,731	(3,551)	7,180	5,163
Fairways	Garden	Jul-94	Chandler, AZ	1986	352	1,830	15,732	4,008	1,830	19,740	21,570	(6,367)	15,203	9,015
Falls of Bells Ferry, The	Garden	May-98	Marietta, GA	1987	720	6,568	37,222	3,324	6,568	40,546	47,114	(10,898)	36,216	23,510
Falls on Bull Creek, The	Garden	May-98	Austin, TX	1986	344	2,645	15,005	8,728	2,645	23,733	26,378	(5,340)	21,038	8,515
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	12,068	15,162	578	12,068	15,740	27,808	(2,022)	25,786	14,149
Ferntree	Garden	Mar-01	Phoenix, AZ	1970	219	2,078	13,748	451	2,078	14,199	16,277	(1,388)	14,889	4,672
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,332	7,607	1,069	1,332	8,676	10,008	(2,067)	7,941	5,506
Fisherman's Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,327	1,646	1,643	10,973	12,616	(2,492)	10,124	4,907
Fisherman's Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,277	7,226	1,107	1,277	8,333	9,610	(2,172)	7,438	5,515
Fisherman's Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,572	2,585	1,257	10,157	11,414	(2,482)	8,932	2,969
Flamingo South Beach	High Rise	Sep-97	Miami Beach, FL	1960	1,688	16,682	52,076	274,700	16,682	326,776	343,458	(13,264)	330,194	84,021
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,982	21,926	1,538	3,982	23,464	27,446	(8,549)	18,897	10,100
Foothills	Garden	Oct-97	Tucson, AZ	1982	270	1,203	6,823	741	1,203	7,564	8,767	(1,948)	6,819	3,252
Four Winds	Garden	Oct-02	Overland Park, KS	1986	350	1,767	17,092	211	1,767	17,303	19,070	(6,269)	12,801	8,821
Fox Crest	Garden	Jan-03	Waukegan, IL	1974	245	2,120	12,224	62	2,120	12,286	14,406	(321)	14,085	7,288
Fox Run	Garden	Jan-00	Plainsboro, NJ	1973	776	7,006	49,884	6,407	7,006	56,291	63,297	(17,045)	46,252	33,228
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	16,156	100,111	11,874	16,156	111,985	128,141	(27,802)	100,339	109,755
Foxfire	Garden	Oct-99	Doraville, GA	1971	266	1,395	10,422	1,377	1,395	11,799	13,194	(3,839)	9,355	6,479
Foxtree	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,937	3,226	2,458	17,163	19,621	(4,625)	14,996	7,502
Foxwell Memorial	High Rise	Oct-02	Baltimore, MD	1983	154	2,082	5,290	297	2,082	5,587	7,669	(439)	7,230	6,115
Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,083	2,026	1,125	8,109	9,234	(2,941)	6,293	5,270
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	4,264	3,936	27,096	31,032	(7,091)	23,941	15,540
Frazier Park	Garden	Mar-02	Baldwin Park, CA	1982	60	769	3,232	43	769	3,275	4,044	(231)	3,813	2,409
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,971	1,709	2,289	14,680	16,969	(3,733)	13,236	5,881
Freeland Village	Garden	Mar-02	Freeland, PA	1978	79	220	894	211	220	1,105	1,325	(136)	1,189	835
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	970	3,893	345	970	4,238	5,208	(506)	4,702	5,896
Gary Manor	High Rise	Mar-02	Gary, IN	1980	198	1,090	4,361	85	1,090	4,446	5,536	(341)	5,195	5,406
Georgetown	Garden	Apr-00	South Bend, IN	1973	200	1,023	8,681	616	1,023	9,297	10,320	(3,962)	6,358	6,100
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	12,352	13,170	521	12,352	13,691	26,043	(814)	25,229	16,257
Gholson Hotel	Mid Rise	Mar-02	Ranger, TX	1984	50	325	1,333	27	325	1,360	1,685	(128)	1,557	1,529
Gladys Hampton Houses	High Rise	Oct-02	New York, NY	1980	205	1,008	7,641	639	1,008	8,280	9,288	(1,296)	7,992	7,695
Glen Hollow	Garden	Dec-99	Charlotte, NC	1972	336	2,157	10,058	1,974	2,157	12,032	14,189	(1,834)	12,355	6,880
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	290	1,059	17,578	11,442	1,059	29,020	30,079	(159)	29,920	21,000
Glenoaks Townhomes	Garden	Mar-02	Sylmar, CA	1983	48	540	2,124	129	540	2,253	2,793	(164)	2,629	2,408
Governor's Park (CO)	Garden	Jan-00	Ft. Collins, CO	1982	188	1,108	9,059	407	1,108	9,466	10,574	(2,989)	7,585	6,695
Governor's Park (AR)	Garden	Apr-00	Little Rock, AR	1985	154	739	5,840	271	739	6,111	6,850	(2,086)	4,764	3,512
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,582	4,059	86	4,582	4,145	8,727	(376)	8,351	5,434
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,782	1,402	2,715	18,184	20,899	(2,801)	18,098	10,583
Grandview	Garden	Mar-02	Los Angeles, CA	1981	26	250	975	12	250	987	1,237	(74)	1,163	1,099
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	706	22,453	2,303	23,159	25,462	(2,287)	23,175	16,412
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,051	14,519	836	2,051	15,355	17,406	(5,792)	11,614	8,181
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,872	9,834	3,136	1,872	12,970	14,842	(3,102)	11,740	9,329
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,690	29	1,010	1,719	2,729	(127)	2,602	1,642
Hampton Greens	Garden	Oct-02	Dallas, TX	1986	309	1,803	10,280	117	1,803	10,397	12,200	(4,002)	8,198	5,276
Hampton Hill Apartments	Garden	Nov-96	Houston, TX	1984	332	1,311	7,090	2,401	1,311	9,491	10,802	(2,404)	8,398	5,750
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	10,023	10,647	1,864	10,023	12,511	22,534	(1,786)	20,748	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,768	3,399	832	4,768	4,231	8,999	(1,033)	7,966	5,180
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	428	2,515	759	428	3,274	3,702	(880)	2,822	913
Hastings Place Apartments	Garden	Nov-96	Houston, TX	1984	176	934	4,999	1,704	934	6,703	7,637	(1,080)	6,557	4,047
Haverhill Commons	Garden	May-98	W. Palm Beach, FL	1986	222	1,656	10,228	1,174	1,656	11,402	13,058	(2,959)	10,099	9,100
Heather Ridge (AZ)	Garden	May-98	Phoenix, AZ	1983	252	1,610	9,133	867	1,610	10,000	11,610	(2,656)	8,954	5,180
Heather Ridge (TX)	Garden	Dec-00	Arlington, TX	1982	180	784	4,895	347	784	5,242	6,026	(1,453)	4,573	3,469
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,800	160	700	2,960	3,660	(220)	3,440	2,103
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,203	6,114	1,240	1,203	7,354	8,557	(1,117)	7,440	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	897	6,813	217	897	7,030	7,927	(1,580)	6,347	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	880	8,334	320	880	8,654	9,534	(1,687)	7,847	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	692	4,012	237	692	4,249	4,941	(588)	4,353	4,620
Heritage Square	Garden	Mar-02	Texas City, TX	1983	50	668	857	72	668	929	1,597	(85)	1,512	1,329
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,699	7,980	422	1,699	8,402	10,101	(1,813)	8,288	8,858
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,465	8,858	444	1,465	9,302	10,767	(1,427)	9,340	6,151
Hickory Hill	Garden	Oct-02	Frederick, MD	1981	162	876	5,803	165	876	5,968	6,844	(1,388)	5,456	5,181

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,607	3,404	3,043	21,011	24,054	(4,610)	19,444	18,440
Hidden Cove (MI)	Garden	Apr-00	Belleville, MI	1976	120	455	5,279	402	455	5,681	6,136	(2,447)	3,689	2,703
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	2,585	7,678	106	2,585	7,784	10,369	(807)	9,562	7,143
Hidden Lake	Garden	May-98	Tampa, FL	1983	267	1,361	7,807	886	1,361	8,693	10,054	(2,337)	7,717	4,750
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,332	1,896	1,470	10,228	11,698	(2,790)	8,908	3,723
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,308	13,053	176	3,308	13,229	16,537	(2,442)	14,095	6,265
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,268	9,098	3,667	6,268	12,765	19,033	(3,941)	15,092	11,046
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,200	114	550	2,314	2,864	(141)	2,723	2,363
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	33,477	47,221	1,551	33,477	48,772	82,249	(2,433)	79,816	48,371
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,062	9,008	2,872	25,070	27,942	(9,075)	18,867	9,445
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,756	11,504	1,367	19,260	20,627	(3,095)	17,532	15,001
Hollymead Square	Garden	Mar-00	Charlottesville, VA	1978	100	312	2,537	354	312	2,891	3,203	(1,230)	1,973	3,330
Hopkins Village	Mid-Rise	Sep-03	Baltimore, MD	1979	165	888	4,193	396	888	4,589	5,477	(2,057)	3,420	3,332
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	940	1,547	41	940	1,588	2,528	(128)	2,400	1,127
Hunt Club (IN)	Garden	Oct-99	Indianapolis, IN	1972	200	825	5,622	697	825	6,319	7,144	(3,147)	3,997	3,608
Hunt Club (NC)	Garden	Apr-02	Winston-Salem, NC	1983	128	947	3,201	177	947	3,378	4,325	(277)	4,048	3,386
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,831	12,563	1,300	17,831	13,863	31,694	(2,568)	29,126	18,621
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	16,873	13,647	2,307	16,873	15,954	32,827	(3,309)	29,518	21,500
Hunt Club (SC)	Garden	Sep-03	Spartanburg, SC	1987	204	4,206	7,460	280	4,206	7,740	11,946	(451)	11,495	5,383
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,602	11,907	810	10,602	12,717	23,319	(2,026)	21,293	19,936
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	2,721	9,385	909	2,721	10,294	13,015	(1,507)	11,508	10,319
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,684	6,046	350	1,684	6,396	8,080	(949)	7,131	5,446
Hunter's Chase	Garden	Jan-01	Midlothian, VA	1985	320	6,592	9,228	804	6,592	10,032	16,624	(1,785)	14,839	10,685
Hunter's Creek	Garden	May-99	Cincinnati, OH	1981	146	661	3,812	834	661	4,646	5,307	(1,210)	4,097	2,893
Hunter's Crossing	Garden	Jul-02	Baltimore, MD	1979	168	736	6,577	107	736	6,684	7,420	(695)	6,725	3,830
Hunter's Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,758	607	2,244	8,365	10,609	(1,458)	9,151	4,285
Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	301	1,713	341	301	2,054	2,355	(494)	1,861	820
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,166	14,866	1,839	2,166	16,705	18,871	(5,653)	13,218	12,036
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,606	17,819	2,265	2,606	20,084	22,690	(6,700)	15,990	13,668
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,399	16,221	2,443	2,399	18,664	21,063	(6,961)	14,102	14,226
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,640	11,191	1,110	1,640	12,301	13,941	(4,106)	9,835	6,777
Indian Creek Village	Garden	Oct-99	Overland Park, KS	1972	273	2,327	11,263	2,362	2,327	13,625	15,952	(5,516)	10,436	8,117
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,896	778	23,927	16,674	40,601	(1,180)	39,421	15,500
Island Club	Garden	Oct-02	Columbus, OH	1984	308	1,982	11,054	267	1,982	11,321	13,303	(2,684)	10,619	9,301
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,853	9,300	1,030	6,853	10,330	17,183	(2,820)	14,363	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	18,129	28,321	4,328	18,129	32,649	50,778	(2,735)	48,043	37,720
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,450	14,594	608	2,450	15,202	17,652	(1,855)	15,797	11,081
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,762	7,577	2,587	7,762	10,164	17,926	(1,621)	16,305	10,652
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,184	1,224	1,267	8,408	9,675	(2,263)	7,412	3,554
Jefferson Place	Garden	Nov-94	Baton Rouge, LA	1985	234	2,697	16,348	853	2,697	17,201	19,898	(5,689)	14,209	8,062
Jersey Park	Garden	Dec-03	Smithfield, VA	1980	80	99	2,513	154	99	2,667	2,766	(1,220)	1,546	1,624
Kern Villa	Garden	Mar-02	Los Angeles, CA	1982	49	450	1,800	84	450	1,884	2,334	(165)	2,169	2,066
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,046	875	1,526	7,921	9,447	(1,244)	8,203	5,287
King Towers	High Rise	Mar-02	Cincinnati, OH	1964	68	160	631	105	160	736	896	(95)	801	669
King's Crossing	Garden	Jul-02	Columbia, MD	1983	168	4,169	7,767	73	4,169	7,840	12,009	(2,788)	9,221	5,860
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,177	15,026	544	3,177	15,570	18,747	(5,608)	13,139	9,180
Knollwood	Garden	Jul-00	Nashville, TN	1972	326	1,835	14,537	1,996	1,835	16,533	18,368	(6,897)	11,471	6,780
La Colina	Garden	Oct-99	Denton, TX	1984	264	1,374	9,134	141	1,374	9,275	10,649	(762)	9,887	6,321
La Jolla	Garden	May-98	San Antonio, TX	1975	300	2,074	11,779	980	2,074	12,759	14,833	(3,423)	11,410	7,695
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,809	860	1,342	8,669	10,011	(2,616)	7,395	5,141
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,569	6,909	5,183	36,478	41,661	(6,712)	34,949	27,200
Lake Forest Apartments	Garden	Jul-00	Omaha, NE	1971	312	1,868	13,064	541	1,868	13,605	15,473	(5,552)	9,921	6,156
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,259	9,428	970	1,259	10,398	11,657	(3,382)	8,275	6,707
Lake Meadows	Garden	Jul-02	Garland, TX	1984	96	565	3,240	113	565	3,353	3,918	(1,002)	2,916	2,071
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	3,838	438	1,652	4,276	5,928	(2,363)	3,565	6,198
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	16,101	1,028	2,822	17,129	19,951	(5,497)	14,454	15,595
Lakes at South Coast, The	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,378	66,174	2,184	55,378	68,358	123,736	(5,487)	118,249	75,600
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	2,816	18,433	2,455	2,816	20,888	23,704	(8,035)	15,669	12,240
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	4,121	30,067	1,706	4,121	31,773	35,894	(9,602)	26,292	23,358
Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,205	5,376	599	3,205	5,975	9,180	(1,001)	8,179	6,120
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,776	36,294	2,813	4,776	39,107	43,883	(13,873)	30,010	21,671
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	794	8,289	156	794	8,445	9,239	(2,376)	6,863	5,071
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,978	8,445	1,887	1,978	10,332	12,310	(2,817)	9,493	7,541
Landings	Garden	Jan-01	Indianapolis, IN	1973	150	633	3,297	929	633	4,226	4,859	(1,714)	3,145	3,316
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,652	14,022	616	1,652	14,638	16,290	(6,200)	10,090	6,038
Las Americas Housing	Garden	Apr-02	Ponce, Puerto Rico	1981	250	1,062	9,023	139	1,062	9,162	10,224	(2,411)	7,813	7,479
Las Brisas (TX)	Garden	Dec-95	San Antonio, TX	1983	176	1,082	5,214	1,207	1,082	6,421	7,503	(1,849)	5,654	3,946
Lasalle	Garden	Oct-00	San Francisco, CA	1976	145	1,165	7,915	6,855	1,165	14,770	15,935	(2,614)	13,321	3,591
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,241	11,578	2,853	1,241	14,431	15,672	(4,841)	10,831	11,591
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,694	9,562	964	1,694	10,526	12,220	(2,745)	9,475	6,707
Legend Oaks	Garden	May-98	Tampa, FL	1983	416	2,304	13,231	1,280	2,304	14,511	16,815	(3,969)	12,846	6,915
Leona	Garden	Dec-97	Uvalde, TX	1973	40	34	148	306	34	454	488	(252)	236	378
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,686	590	312	2,276	2,588	(763)	1,825	855
Lexington Green	Garden	Oct-99	Sarasota, FL	1974	267	1,471	10,125	1,541	1,471	11,666	13,137	(3,708)	9,429	6,511
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	480	2,506	17,270	1,626	2,506	18,896	21,402	(2,063)	19,339	11,877
Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	697	4,851	358	697	5,209	5,906	(668)	5,238	2,754
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	483	3,306	128	483	3,434	3,917	(320)	3,597	2,582
Lincoln Place Garden A	Garden	Aug-03	Venice, CA	1951	143	8,669	18,615	392	8,669	19,007	27,676	(502)	27,174	6,400
Lincoln Place Garden B	Garden	Aug-03	Venice, CA	1951	525	28,444	61,140	1,312	28,444	62,452	90,896	(1,843)	89,053	24,908
Lincoln Place Garden D	Garden	Aug-03	Venice, CA	1951	59	3,867	8,567	101	3,867	8,668	12,535	(246)	12,289	—
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,601	143	650	2,744	3,394	(282)	3,112	3,130

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Lodge, The	Garden	Jan-00	Denver, CO	1973	376	1,924	14,695	1,146	1,924	15,841	17,765	(5,727)	12,038	6,707
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	1,983	11,724	720	1,983	12,444	14,427	(3,355)	11,072	4,064
Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1970	208	1,297	7,497	155	1,297	7,652	8,949	(750)	8,199	1,794
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	693	8,299	1,561	693	9,860	10,553	(4,059)	6,494	5,688
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,491	1,651	1,662	11,142	12,804	(2,873)	9,931	6,300
Madera Point	Garden	May-98	Phoenix, AZ	1986	256	2,103	12,574	1,111	2,103	13,685	15,788	(3,713)	12,075	8,067
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	65,562	53,222	3,504	65,562	56,726	122,288	(4,895)	117,393	46,900
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,600	16,139	2,854	2,600	18,993	21,593	(2,954)	18,639	9,251
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,876	2,486	—	69,362	69,362	(2,632)	66,730	10,264
Mariner's Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	8,971	16,453	1,517	25,424	26,941	(4,623)	22,318	12,889
Mayfair Village	Garden	Nov-00	West Lafayette, IN	1964	72	977	1,280	300	977	1,580	2,557	(279)	2,278	1,189
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,682	3,037	1,435	27,719	29,154	(6,336)	22,818	6,352
Meadows	Garden	Dec-00	Austin, TX	1983	100	580	3,664	273	580	3,937	4,517	(1,216)	3,301	2,606
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,821	1,289	1,836	12,110	13,946	(1,563)	12,383	6,717
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,859	553	1,210	7,412	8,622	(2,105)	6,517	4,430
Mesa Ridge	Garden	Apr-02	Albuquerque, NM	1985	264	1,248	7,162	101	1,248	7,263	8,511	(530)	7,981	2,625
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	253	516	3,688	622	516	4,310	4,826	(694)	4,132	1,317
Millhopper Village	Garden	Oct-99	Gainesville, FL	1969	136	752	5,969	403	752	6,372	7,124	(2,213)	4,911	3,981
Misty Woods	Garden	Jan-00	Charlotte, NC	1986	228	497	8,808	503	497	9,311	9,808	(3,567)	6,241	4,958
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	380	3,794	503	380	4,297	4,677	(1,429)	3,248	3,397
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,891	3,187	1,268	10,078	11,346	(3,781)	7,565	5,309
Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	685	2,616	2,273	685	4,889	5,574	(970)	4,604	3,145
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,838	832	2,546	15,670	18,216	(4,167)	14,049	8,057
Mulberry	High Rise	Mar-02	Scranton, PA	1981	206	1,120	4,483	559	1,120	5,042	6,162	(421)	5,741	2,698
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	570	2,281	168	570	2,449	3,019	(132)	2,887	1,373
New Haven Plaza	Garden	Mar-02	Far Rockaway, NY	1979	344	2,120	8,401	653	2,120	9,054	11,174	(663)	10,511	9,201
New West 111th St Apartments	High Rise	Oct-02	New York, NY	1929	74	531	3,264	8	531	3,272	3,803	(194)	3,609	3,539
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,243	8,388	172	1,243	8,560	9,803	(1,341)	8,462	7,922
Newport	Garden	Jul-94	Avondale, AZ	1986	204	801	4,358	1,499	801	5,857	6,658	(2,103)	4,555	4,272
Nob Hill Villa	Garden	Jul-00	Nashville, TN	1971	472	2,032	15,096	1,525	2,032	16,621	18,653	(7,576)	11,077	6,476
North River Club	Garden	Mar-02	Oceanside, CA	1983	56	510	2,044	90	510	2,134	2,644	(182)	2,462	2,363
North River Place	Garden	Jul-02	Chillicothe, OH	1980	120	630	4,196	102	630	4,298	4,928	(2,020)	2,908	2,744
North Slope	Garden	Oct-02	Greenville, SC	1984	156	1,702	5,202	181	1,702	5,383	7,085	(619)	6,466	3,745
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	652	3,419	630	652	4,049	4,701	(452)	4,249	1,339
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	1,923	14,146	919	1,923	15,065	16,988	(2,653)	14,335	9,634
Northview Harbor	Garden	Dec-99	Grand Rapids, MI	1982	360	2,008	10,619	1,078	2,008	11,697	13,705	(1,688)	12,017	7,175
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,009	693	500	2,702	3,202	(349)	2,853	2,221
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,059	8,203	379	2,059	8,582	10,641	(1,128)	9,513	7,000
Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,513	14,376	1,145	16,513	15,521	32,034	(2,450)	29,584	21,275
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,399	1,319	1,017	6,718	7,735	(1,055)	6,680	4,416
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	1,051	5,795	254	1,051	6,049	7,100	(2,031)	5,069	2,700
Oak Park Village I & II	Garden	Oct-00	Lansing, MI	1973	618	10,205	16,657	4,259	10,205	20,916	31,121	(4,243)	26,878	23,533
Oak Run Apartments	Garden	Oct-02	Dallas, TX	1979	420	5,198	13,929	180	5,198	14,109	19,307	(5,284)	14,023	9,845
Oakbrook (MI)	Garden	Dec-99	Battle Creek, MI	1981	586	3,158	16,318	2,919	3,158	19,237	22,395	(2,626)	19,769	7,751
Oaks at Woodridge I	Garden	Oct-02	Fairfield, OH	1985	332	2,977	11,771	183	2,977	11,954	14,931	(2,808)	12,123	10,172
Oakwood Miami	High Rise	Dec-03	Miami, FL	1998	357	7,618	49,290	—	7,618	49,290	56,908	—	56,908	44,919
Oakwood Village On Lake Nancy	Garden	Oct-99	Winter Park, FL	1973	278	1,207	11,028	818	1,207	11,846	13,053	(4,992)	8,061	6,522
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,928	1,140	2,132	14,068	16,200	(3,726)	12,474	10,295
O'Fallon	Garden	Mar-02	O'Fallon, IL	1982	132	870	3,463	186	870	3,649	4,519	(354)	4,165	4,160
Okemos Station	Garden	Oct-02	Okemos, MI	1981	112	577	3,637	127	577	3,764	4,341	(482)	3,859	2,804
Old Salem	Garden	Oct-99	Charlottesville, VA	1967	364	2,088	16,782	2,062	2,088	18,844	20,932	(6,450)	14,482	9,187
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	151	3,013	120	151	3,133	3,284	(1,140)	2,144	3,010
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,460	992	581	4,452	5,033	(520)	4,513	3,828
Olmos Club	Garden	Oct-97	San Antonio, TX	1983	134	322	1,828	367	322	2,195	2,517	(594)	1,923	1,053
One Lytle Place	High Rise	Jan-00	Cincinnati, OH	1980	231	6,900	17,547	547	6,900	18,094	24,994	(2,787)	22,207	12,205
Orchidtree	Garden	Oct-97	Scottsdale, AZ	1971	278	2,314	13,126	2,350	2,314	15,476	17,790	(3,907)	13,883	6,129
Oxford House	Mid Rise	Mar-02	Decatur, IL	1979	156	1,040	4,160	119	1,040	4,279	5,319	(424)	4,895	4,133
Pacific Coast Villa	Garden	Mar-02	Long Beach, CA	1979	50	400	1,600	8	400	1,608	2,008	(161)	1,847	1,038
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,246	7,518	2,804	23,764	26,568	(6,104)	20,464	12,610
Palm Lake	Garden	Oct-99	Tampa, FL	1972	150	699	4,978	895	699	5,873	6,572	(3,104)	3,468	2,777
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	7,011	69	—	7,080	7,080	(410)	6,670	3,999
Palmer Square	Garden	Sep-03	Chicago, IL	1900	160	540	7,967	1,444	540	9,411	9,951	(4,437)	5,514	5,677
Panorama City I	Garden	Mar-02	North Hollywood, CA	1982	14	416	494	7	416	501	917	(41)	876	626
Panorama City II	Garden	Mar-02	North Hollywood, CA	1982	13	344	500	6	344	506	850	(39)	811	585
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	570	2,284	151	570	2,435	3,005	(198)	2,807	2,519
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1970	130	647	3,526	1,600	647	5,126	5,773	(1,830)	3,943	3,783
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,153	1,495	1,025	7,648	8,673	(1,509)	7,164	4,646
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	171	491	214	171	705	876	(726)	150	2,479
Park Avenue Towers (PA)	Garden	Oct-00	Wilkes-Barre, PA	1978	130	292	2,543	396	292	2,939	3,231	(920)	2,311	2,239
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	709	5,265	570	709	5,835	6,544	(1,980)	4,564	2,725
Park Colony	Garden	May-98	Norcross, GA	1984	352	3,257	18,134	1,804	3,257	19,938	23,195	(5,323)	17,872	9,809
Park Place Texas	Garden	Mar-02	Cleveland, TX	1983	60	390	1,586	36	390	1,622	2,012	(134)	1,878	1,716
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	979	7,644	48,496	21,493	7,644	69,989	77,633	(11,122)	66,511	36,065
Parker House	Garden	Apr-01	Hyattsville, MD	1965	296	4,263	16,878	751	4,263	17,629	21,892	(5,913)	15,979	7,330
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,716	12,924	5,095	1,716	18,019	19,735	(3,465)	16,270	7,233
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,060	4,240	112	1,060	4,352	5,412	(247)	5,165	2,924
Parkway (VA)	Garden	Mar-00	Williamsburg, VA	1971	148	318	2,443	668	318	3,111	3,429	(1,346)	2,083	2,101
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	295	4,683	12,425	3,551	4,683	15,976	20,659	(5,039)	15,620	12,371
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,829	6,813	90	1,829	6,903	8,732	(1,177)	7,555	5,569
Pennbrook	Garden	Mar-02	Owosso, MI	1981	108	565	2,276	68	565	2,344	2,909	(211)	2,698	2,603
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,150	1,294	844	6,444	7,288	(1,260)	6,028	4,336

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Peppermill Village	Garden	Oct-02	West Lafayette, IN	1981	192	1,258	6,317	598	1,258	6,915	8,173	(1,088)	7,085	4,722
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,221	970	7,835	6,191	14,026	(487)	13,539	6,308
Pickwick Place	Garden	Oct-99	Indianapolis, IN	1973	336	961	8,882	2,084	961	10,966	11,927	(4,285)	7,642	5,933
Pine Creek	Garden	Oct-97	Clio, MI	1978	233	872	5,175	877	872	6,052	6,924	(1,282)	5,642	2,018
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,033	589	3,975	6,622	10,597	(345)	10,252	4,462
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,883	905	2,095	12,788	14,883	(3,478)	11,405	7,500
Pinebrook Manor	Garden	Mar-02	Lansing, MI	1971	136	620	2,480	461	620	2,941	3,561	(410)	3,151	1,063
Pines of Roanoke	Garden	Oct-99	Roanoke, VA	1978	216	979	7,401	836	979	8,237	9,216	(3,339)	5,877	3,829
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	602	3,402	830	602	4,232	4,834	(1,003)	3,831	2,126
Pinetree	Garden	Oct-99	Charlotte, NC	1972	220	996	7,487	945	996	8,432	9,428	(2,899)	6,529	4,492
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	100	420	1,690	419	420	2,109	2,529	(124)	2,405	2,092
Place Du Plantier	Garden	Oct-99	Baton Rouge, LA	1972	268	1,344	10,564	663	1,344	11,227	12,571	(4,788)	7,783	6,111
Place One	Garden	Jul-01	Richmond, VA	1976	114	391	2,721	471	391	3,192	3,583	(1,523)	2,060	2,012
Plantation Creek	Garden	Oct-02	Atlanta, GA	1976	484	3,088	26,271	733	3,088	27,004	30,092	(9,962)	20,130	14,496
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,050	9,920	603	1,050	10,523	11,573	(3,951)	7,622	4,421
Plantation Gardens	Garden	Oct-99	Plantation, FL	1971	372	3,879	19,127	1,858	3,879	20,985	24,864	(7,435)	17,429	8,999
Pleasant Ridge	Garden	Nov-94	Little Rock, AR	1982	200	1,661	9,099	2,697	1,661	11,796	13,457	(3,920)	9,537	5,525
Pleasant Valley Pointe	Garden	Nov-94	Little Rock, AR	1985	112	907	5,081	1,419	907	6,500	7,407	(2,228)	5,179	3,258
Plum Creek	Garden	Oct-02	Charlotte, NC	1984	276	3,360	9,525	242	3,360	9,767	13,127	(1,730)	11,397	7,867
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	650	2,641	38	650	2,679	3,329	(193)	3,136	3,010
Point West Apartments	Garden	Dec-97	Lenexa, KS	1985	172	905	5,429	899	905	6,328	7,233	(1,863)	5,370	5,170
Pointe James	Garden	Oct-99	Charleston, SC	1977	128	466	3,578	593	466	4,171	4,637	(1,107)	3,530	3,767
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	995	8,028	560	995	8,588	9,583	(3,183)	6,400	4,279
Prairie Hills	Garden	Jul-94	Albuquerque, NM	1985	260	2,017	9,214	2,005	2,017	11,219	13,236	(3,942)	9,294	5,860
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,691	9,202	863	1,691	10,065	11,756	(3,712)	8,044	5,254
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	61	834	1,142	61	1,976	2,037	(550)	1,487	1,168
Privado Park	Garden	May-98	Phoenix, AZ	1984	352	2,563	15,016	1,330	2,563	16,346	18,909	(4,484)	14,425	7,990
Promontory Point Apartments	Garden	Oct-02	Austin, TX	1984	252	1,525	11,235	284	1,525	11,519	13,044	(3,906)	9,138	3,762
Prospect Towers	High Rise	Mar-02	Brooklyn, NY	1967	154	4,521	7,030	1,459	4,521	8,489	13,010	(473)	12,537	2,156
Pynchon I	Garden	Mar-02	Springfield, MA	1973	250	1,820	7,280	992	1,820	8,272	10,092	(663)	9,429	5,071
Quail Hollow	Garden	Oct-99	West Columbia, SC	1973	215	1,080	7,798	1,003	1,080	8,801	9,881	(2,244)	7,637	4,925
Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,179	1,011	1,559	10,190	11,749	(2,782)	8,967	5,560
Quail Run	Garden	Oct-99	Columbia, SC	1970	332	1,745	12,906	882	1,745	13,788	15,533	(4,472)	11,061	8,159
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,789	619	1,222	7,408	8,630	(1,962)	6,668	5,447
Quail Woods	Garden	Oct-99	Gastonia, NC	1974	188	491	4,641	544	491	5,185	5,676	(801)	4,875	3,439
Ramblewood Apartments (MI)	Garden	Dec-99	Grand Rapids, MI	1973	1,698	9,500	61,558	7,314	9,500	68,872	78,372	(10,561)	67,811	34,226
Randol Crossing	Garden	Dec-00	Fort Worth, TX	1984	160	698	4,685	198	698	4,883	5,581	(1,765)	3,816	3,103
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,538	9,534	885	4,538	10,419	14,957	(4,171)	10,786	12,013
Reddman's Pier	Garden	Oct-02	Charlotte, NC	1983	162	1,172	4,758	146	1,172	4,904	6,076	(449)	5,627	4,532
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	767	19,414	10,074	767	29,488	30,255	(5,196)	25,059	13,500
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,296	12,287	288	3,296	12,575	15,871	(1,965)	13,906	10,700
Reflections (Tampa)	Garden	Sep-00	Tampa, FL	1988	348	8,174	13,037	1,310	8,174	14,347	22,521	(1,541)	20,980	13,500
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	16,306	13,698	2,047	16,306	15,745	32,051	(2,706)	29,345	25,109
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,517	9,838	1,140	5,517	10,978	16,495	(1,634)	14,861	8,502
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,137	10,810	2,701	1,137	13,511	14,648	(5,748)	8,900	7,078
Ridgecrest	Garden	Dec-96	Denton, TX	1983	152	424	2,003	1,420	424	3,423	3,847	(1,090)	2,757	4,018
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	700	2,800	74	700	2,874	3,574	(107)	3,467	2,112
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	700	2,800	115	700	2,915	3,615	(295)	3,320	2,176
River Bend	Garden	Jul-01	Arlington, TX	1983	201	889	4,100	847	889	4,947	5,836	(1,549)	4,287	3,965
River Pointe	Garden	Jul-00	Mishawaka, IN	1974	234	823	4,711	2,181	823	6,892	7,715	(1,237)	6,478	4,669
River Reach	Garden	Sep-00	Naples, FL	1986	556	18,175	18,370	2,436	18,175	20,806	38,981	(3,720)	35,261	24,010
River Reach	Garden	Oct-99	Jacksonville, FL	1972	298	2,389	13,965	1,972	2,389	15,937	18,326	(5,503)	12,823	10,274
Rivercreek	Garden	Apr-00	Augusta, GA	1980	224	629	7,093	1,088	629	8,181	8,810	(2,039)	6,771	3,538
Rivercrest	Garden	Oct-99	Atlanta, GA	1970	312	2,318	16,339	2,179	2,318	18,518	20,836	(4,266)	16,570	11,352
Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,104	10,889	29,727	2,104	40,616	42,720	(5,129)	37,591	25,288
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	735	5,117	279	735	5,396	6,131	(2,085)	4,046	3,693
Riverside	Mid Rise	Jul-94	Littleton, CO	1987	248	1,956	8,420	2,371	1,956	10,791	12,747	(3,839)	8,908	9,095
Riverside Park	High Rise	Apr-00	Alexandria, VA	1973	1,222	8,360	69,934	8,291	8,360	78,225	86,585	(25,530)	61,055	55,909
Riverwalk	Garden	Dec-95	Little Rock, AR	1988	262	1,074	8,898	1,842	1,074	10,740	11,814	(3,257)	8,557	5,522
Riverwind at St. Andrews	Garden	Apr-02	Columbia, SC	1984	160	884	6,794	60	884	6,854	7,738	(1,761)	5,977	4,850
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,067	3,421	710	1,067	4,131	5,198	(683)	4,515	3,814
Robert Farrell Manor	Mid Rise	Mar-02	Los Angeles, CA	1983	35	330	1,358	20	330	1,378	1,708	(137)	1,571	1,606
Rocky Creek	Garden	Oct-99	Augusta, GA	1979	120	450	3,698	338	450	4,036	4,486	(1,481)	3,005	2,289
Rosecroft Mews	Garden	Apr-01	Ft. Washington, MD	1966	304	3,134	10,232	1,313	3,134	11,545	14,679	(2,403)	12,276	8,911
Rosewood	Garden	Mar-02	Camarillo, CA	1976	150	12,128	8,066	710	12,128	8,776	20,904	(617)	20,287	7,952
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	1,120	4,482	172	1,120	4,654	5,774	(399)	5,375	4,349
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,843	12,044	542	5,843	12,586	18,429	(1,120)	17,309	11,008
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	25,177	28,790	764	25,177	29,554	54,731	(2,635)	52,096	33,611
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,301	45,534	1,403	68,301	46,937	115,238	(3,756)	111,482	59,057
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,346	36,729	1,309	51,346	38,038	89,384	(4,136)	85,248	52,132
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,461	24,075	952	22,461	25,027	47,488	(1,901)	45,587	27,640
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,565	912	832	5,477	6,309	(1,819)	4,490	2,846
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,664	6,116	158	1,664	6,274	7,938	(743)	7,195	2,996
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,804	10,498	1,025	12,804	11,523	24,327	(2,008)	22,319	12,100
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,041	16,069	1,380	5,041	17,449	22,490	(2,485)	20,005	13,121
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,305	6,965	1,303	2,305	8,268	10,573	(1,603)	8,970	8,814
Runaway Bay (NC)	Garden	Oct-00	Charlotte, NC	1985	280	2,285	9,690	1,416	2,285	11,106	13,391	(1,546)	11,845	8,155
Runawaybay I	Garden	Sep-03	Columbus, OH	1982	304	2,608	12,509	538	2,608	13,047	15,655	(3,524)	12,131	10,922
Saddlebrook	Garden	Oct-02	Norcross, GA	1985	305	4,107	11,375	534	4,107	11,909	16,016	(933)	15,083	9,923
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	728	4,076	654	728	4,730	5,458	(1,408)	4,050	2,751
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	978	5,540	927	978	6,467	7,445	(1,665)	5,780	2,613

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Sandpiper	Garden	Apr-00	St. Petersburg, FL	1984	276	1,562	9,278	912	1,562	10,190	11,752	(2,985)	8,767	3,950
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,515	21,634	3,001	3,515	24,635	28,150	(5,334)	22,816	12,542
Sands Point Apartments	Garden	Jan-00	Phoenix, AZ	1985	432	2,118	16,470	1,017	2,118	17,487	19,605	(6,446)	13,159	9,086
Sandwich Manor	Mid Rise	Mar-02	Sandwich, IL	1980	90	450	1,800	131	450	1,931	2,381	(101)	2,280	1,450
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,602	723	1,650	7,325	8,975	(508)	8,467	4,766
Sandy Springs	Garden	Oct-02	Macon, GA	1979	74	152	2,051	127	152	2,178	2,330	(903)	1,427	1,307
Savannah Trace	Garden	Mar-01	Schaumburg, IL	1986	368	14,325	19,759	840	14,325	20,599	34,924	(3,366)	31,558	22,971
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,445	8,238	1,288	1,445	9,526	10,971	(2,505)	8,466	3,545
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,793	10,061	1,778	10,793	11,839	22,632	(2,317)	20,315	13,576
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	445	4,793	124	445	4,917	5,362	(1,895)	3,467	2,607
Seaside Point Condominiums	Garden	Nov-96	Galveston, TX	1985	102	513	3,045	1,591	513	4,636	5,149	(1,026)	4,123	1,780
Shadetree	Garden	Oct-97	Tempe, AZ	1965	123	591	3,355	1,264	591	4,619	5,210	(1,339)	3,871	1,737
Shadow Creek (AZ)	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,878	1,055	2,016	12,933	14,949	(3,449)	11,500	6,054
Shadow Lake	Garden	Oct-97	Greensboro, NC	1988	136	1,054	5,935	875	1,054	6,810	7,864	(1,733)	6,131	2,727
Shallow Creek	Garden	May-98	San Antonio, TX	1982	208	1,234	7,034	552	1,234	7,586	8,820	(2,059)	6,761	4,010
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	179	1,630	178	179	1,808	1,987	(616)	1,371	1,219
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	17,766	57,171	2,426	17,766	59,597	77,363	(10,021)	67,342	32,438
Sheraton Towers	High Rise	Mar-02	High Point, NC	1981	97	525	2,154	47	525	2,201	2,726	(158)	2,568	3,357
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	510	4,761	8,996	510	13,757	14,267	(3,275)	10,992	3,775
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,422	12,908	1,388	1,422	14,296	15,718	(5,056)	10,662	8,231
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,572	1,411	2,810	18,983	21,793	(3,090)	18,703	8,912
Silktree	Garden	Oct-97	Phoenix, AZ	1979	86	421	2,388	457	421	2,845	3,266	(757)	2,509	1,312
Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	778	3,779	1,138	778	4,917	5,695	(1,317)	4,378	4,525
Silverado	Garden	Oct-99	El Paso, TX	1973	248	1,021	4,772	632	1,021	5,404	6,425	(2,905)	3,520	3,271
Snowden Village I	Garden	Oct-99	Fredericksburg, VA	1970	132	665	4,337	479	665	4,816	5,481	(1,352)	4,129	4,292
Snowden Village II	Garden	Oct-99	Fredericksburg, VA	1980	122	606	4,000	323	606	4,323	4,929	(1,178)	3,751	2,375
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1990	67	751	2,857	908	751	3,765	4,516	(1,213)	3,303	2,166
Somerset at The Crossing	Garden	Sep-00	Tucker, GA	1989	264	6,593	11,887	1,220	6,593	13,107	19,700	(2,178)	17,522	10,000
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,657	1,316	3,436	20,973	24,409	(4,966)	19,443	12,950
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,718	3,445	4,315	20,163	24,478	(6,092)	18,386	10,974
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	690	2,768	111	690	2,879	3,569	(329)	3,240	3,114
South Park	Garden	Mar-02	Elyria, OH	1970	138	200	928	284	200	1,212	1,412	(143)	1,269	617
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,069	2,907	2,224	14,976	17,200	(5,350)	11,850	8,839
Southridge	Garden	Dec-00	Greenville, TX	1984	160	694	4,442	261	694	4,703	5,397	(1,607)	3,790	3,601
Spectrum Pointe	Garden	Jul-94	Marietta, GA	1984	196	1,029	5,639	1,905	1,029	7,544	8,573	(2,716)	5,857	4,460
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2,899	13,499	104,134	18,619	13,499	122,753	136,252	(40,357)	95,895	110,614
Springhouse (GA)	Garden	Oct-02	Augusta, GA	1985	244	2,093	7,727	127	2,093	7,854	9,947	(1,038)	8,909	7,337
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,577	10,014	78	3,577	10,092	13,669	(1,271)	12,398	8,600
Springhouse (TX)	Garden	Oct-02	Dallas, TX	1983	372	3,691	11,896	327	3,691	12,223	15,914	(3,203)	12,711	10,300
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	6,144	14,801	609	6,144	15,410	21,554	(5,456)	16,098	16,600
Springhouse II	Garden	Oct-02	Winston-Salem, NC	1984	184	1,166	5,147	250	1,166	5,397	6,563	(459)	6,104	4,919
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	2,720	9,124	63	2,720	9,187	11,907	(2,108)	9,799	7,048
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	980	3,833	277	980	4,110	5,090	(704)	4,386	2,973
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,332	5,105	616	3,332	5,721	9,053	(922)	8,131	4,451
St. Charleston Village	Garden	Oct-99	Las Vegas, NV	1980	312	1,418	11,401	1,050	1,418	12,451	13,869	(4,441)	9,428	6,698
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	517	2,932	138	517	3,070	3,587	(247)	3,340	1,613
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	9,062	7,945	890	9,062	8,835	17,897	(1,440)	16,457	9,425
Steeplechase (OH)	Garden	May-99	Loveland, OH	1988	272	1,975	9,194	961	1,975	10,155	12,130	(2,471)	9,659	7,733
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	5,644	14,490	299	5,644	14,789	20,433	(4,869)	15,564	14,203
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,776	15,735	672	3,776	16,407	20,183	(2,326)	17,857	11,721
Steeplechase (VA)	Garden	Oct-02	Fredericksburg, VA	1985	156	3,924	5,166	55	3,924	5,221	9,145	(870)	8,275	5,430
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	536	8,907	52,230	2,234	8,907	54,464	63,371	(16,750)	46,621	21,677
Sterling Village	Garden	Mar-02	San Bernardino, CA	1983	80	1,177	2,923	67	1,177	2,990	4,167	(210)	3,957	2,115
Stirling Court Apartments	Garden	Nov-96	Houston, TX	1984	228	913	4,936	1,307	913	6,243	7,156	(1,261)	5,895	4,172
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,655	9,180	1,457	13,655	10,637	24,292	(2,658)	21,634	11,863
Stone Hollow Apts for the Seasons	Garden	Oct-95	San Antonio, TX	1976	280	981	5,539	4,102	981	9,641	10,622	(2,883)	7,739	4,087
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1980	296	1,805	8,637	1,422	1,805	10,059	11,864	(1,586)	10,278	5,639
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,585	8,702	2,220	1,585	10,922	12,507	(2,856)	9,651	6,765
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,732	117	488	8,849	9,337	(638)	8,699	3,489
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	156	2,283	240	156	2,523	2,679	(201)	2,478	794
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,848	943	275	2,791	3,066	(306)	2,760	2,412
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,662	1,230	2,167	13,892	16,059	(3,874)	12,185	5,598
Stratford, The (TX)	Garden	May-98	San Antonio, TX	1979	269	1,825	10,743	1,067	1,825	11,810	13,635	(3,349)	10,286	5,170
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,471	1,955	662	5,426	6,088	(370)	5,718	7,944
Sugar Bush	Garden	Oct-02	Muncie, IN	1981	240	1,454	7,069	290	1,454	7,359	8,813	(1,227)	7,586	5,700
Summerchase	Garden	Dec-97	Van Buren, AR	1974	72	201	2,077	314	201	2,391	2,592	(1,334)	1,258	523
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,212	6,032	599	1,212	6,631	7,843	(1,220)	6,623	3,463
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,816	2,833	4,551	28,649	33,200	(7,750)	25,450	13,867
Sun River Village	Garden	Oct-99	Tempe, AZ	1981	334	1,848	13,768	1,284	1,848	15,052	16,900	(5,108)	11,792	9,401
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	880	5,573	1,242	880	6,815	7,695	(1,540)	6,155	4,746
Sunlake	Garden	Sep-98	Brandon, FL	1986	88	610	4,090	568	610	4,658	5,268	(1,668)	3,600	2,457
Sunland Terrace	Garden	Mar-02	Phoenix, AZ	1984	80	490	1,960	113	490	2,073	2,563	(198)	2,365	2,220
Sunrise V Apartments	Garden	Apr-00	Richmond, VA	1976	229	1,256	7,577	1,449	1,256	9,026	10,282	(2,662)	7,620	5,926
Sunrunner	Garden	Jan-00	St. Petersburg, FL	1980	200	858	7,527	389	858	7,916	8,774	(3,213)	5,561	4,392
Sunset Village	Garden	Jul-98	Oceanside, CA	1987	114	1,128	6,399	736	1,128	7,135	8,263	(1,621)	6,642	8,016
Sunstone	Garden	Jul-01	Chapel Hill, NC	1985	260	5,954	8,939	544	5,954	9,483	15,437	(1,575)	13,862	10,797
Surrey Oaks	Garden	Oct-97	Bedford, TX	1983	152	625	3,520	869	625	4,389	5,014	(1,038)	3,976	1,942
Swiss Village Apartments	Garden	Nov-96	Houston, TX	1972	360	1,760	9,325	3,101	1,760	12,426	14,186	(2,506)	11,680	6,760
Sycamore Creek	Garden	Apr-00	Cincinnati, OH	1978	295	1,984	9,601	2,426	1,984	12,027	14,011	(2,495)	11,516	7,766
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,424	21,471	2,235	3,424	23,706	27,130	(7,200)	19,930	19,792
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,282	14,320	2,602	1,282	16,922	18,204	(3,319)	14,885	4,961

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Tates Creek Village	Garden	Jul-02	Lexington, KY	1970	204	1,250	8,056	146	1,250	8,202	9,452	(4,057)	5,395	3,909
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,151	586	1,323	7,737	9,060	(2,409)	6,651	3,585
Tide Mill	Garden	Oct-02	Salisbury, MD	1987	104	1,032	4,436	92	1,032	4,528	5,560	(444)	5,116	2,661
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,184	8,053	644	1,184	8,697	9,881	(2,226)	7,655	—
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,452	1,969	778	6,421	7,199	(2,052)	5,147	3,073
Timbertree	Garden	Oct-97	Phoenix, AZ	1980	387	2,292	13,011	1,918	2,292	14,929	17,221	(3,803)	13,418	6,651
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	873	4,948	481	873	5,429	6,302	(361)	5,941	3,203
Topanaga 49	Garden	Mar-02	Chatsworth, CA	1980	49	3,770	4,919	684	3,770	5,603	9,373	(350)	9,023	2,528
Torrey Pines Village	Garden	Oct-99	Las Vegas, NV	1980	204	895	7,290	618	895	7,908	8,803	(2,805)	5,998	4,412
Township At Highlands	Garden	Nov-96	Littleton, CO	1986	161	1,615	9,793	3,209	1,615	13,002	14,617	(2,998)	11,619	10,647
Trails	Garden	Apr-02	Nashville, TN	1985	248	621	10,329	176	621	10,505	11,126	(4,006)	7,120	4,713
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	14,975	2,099	2,650	17,074	19,724	(4,672)	15,052	8,000
Treehouse II Apartments	Garden	Jan-00	College Station, TX	1982	156	510	3,911	231	510	4,142	4,652	(969)	3,683	1,731
Treetops	Garden	Mar-01	San Bruno, CA	1987	308	4,566	61,143	1,124	4,566	62,267	66,833	(7,635)	59,198	34,754
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,650	296	1,150	4,946	6,096	(396)	5,700	4,145
Trinity Apartments	Garden	Dec-97	Irving, TX	1985	496	2,052	12,357	2,099	2,052	14,456	16,508	(3,379)	13,129	6,847
Trinity Place	Garden	Oct-02	Middletown, OH	1982	200	1,487	7,188	75	1,487	7,263	8,750	(553)	8,197	6,084
Twentynine Palms	Garden	Mar-02	Twenty-Nine Palms, CA	1983	48	310	1,243	69	310	1,312	1,622	(123)	1,499	1,506
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,498	19,759	4,526	2,498	24,285	26,783	(9,444)	17,339	11,845
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	1,996	12,587	1,198	1,996	13,785	15,781	(3,892)	11,889	6,730
University Woods II	Garden	Oct-02	Fairborn, OH	1983	42	429	1,546	21	429	1,567	1,996	(488)	1,508	1,250
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,337	16,366	360	4,337	16,726	21,063	(1,227)	19,836	17,648
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,758	10,110	262	4,758	10,372	15,130	(865)	14,265	9,396
Ventura Landing	Garden	Oct-02	Orlando, FL	1973	184	816	8,200	164	816	8,364	9,180	(3,376)	5,804	3,984
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,940	8,387	187	1,940	8,574	10,514	(563)	9,951	7,293
Versailles	Garden	Apr-02	Fort Wayne, IN	1969	156	349	5,847	342	349	6,189	6,538	(1,889)	4,649	2,367
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	884	64	215	948	1,163	(111)	1,052	931
Villa Azure	Garden	Mar-02	Los Angeles, CA	2000	624	29,755	70,979	400	29,755	71,379	101,134	(4,421)	96,713	75,015
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,294	4,864	618	7,294	5,482	12,776	(345)	12,431	4,848
Villa Hermosa Apartments	Mid Rise	Oct-02	New York, NY	1920	272	1,816	10,290	711	1,816	11,001	12,817	(2,578)	10,239	8,001
Villa La Paz	Garden	Jun-98	Sun City, CA	1990	96	573	3,360	352	573	3,712	4,285	(834)	3,451	3,010
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	626	3,724	595	626	4,319	4,945	(556)	4,389	—
Village at Venezia	Garden	Aug-03	Venice, CA	1951	28	3,209	6,239	36	3,209	6,275	9,484	(209)	9,275	—
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,262	2,420	2,446	15,682	18,128	(5,473)	12,655	13,932
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,929	1,290	1,618	11,219	12,837	(2,894)	9,943	7,000
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	883	5,991	652	883	6,643	7,526	(2,543)	4,983	2,150
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	883	5,994	459	883	6,453	7,336	(1,968)	5,368	4,190
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	558	6,522	106	558	6,628	7,186	(2,070)	5,116	3,379
Village Grove	Garden	Mar-02	Corona, CA	1974	104	2,722	5,990	484	2,722	6,474	9,196	(419)	8,777	3,590
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,142	18,114	1,639	2,142	19,753	21,895	(6,909)	14,986	13,256
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1970	722	5,676	42,984	881	5,676	43,865	49,541	(10,365)	39,176	28,701
Village, The	Garden	Jan-00	Brandon, FL	1986	112	559	5,630	465	559	6,095	6,654	(1,868)	4,786	3,474
Villas (VA)	Garden	Mar-00	Portsmouth, VA	1977	196	617	4,103	404	617	4,507	5,124	(1,220)	3,904	2,626
Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,360	5,507	571	1,360	6,078	7,438	(847)	6,591	5,765
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,867	104	8,621	48,971	57,592	(1,703)	55,889	38,000
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,649	15,907	995	1,649	16,902	18,551	(6,326)	12,225	8,359
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	916	4,831	1,239	916	6,070	6,986	(1,592)	5,394	3,984
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,520	108	380	1,628	2,008	(154)	1,854	1,740
Vista Ventana	Garden	May-98	Phoenix, AZ	1982	275	1,850	10,852	1,054	1,850	11,906	13,756	(3,206)	10,550	5,560
Walden Village	Garden	May-99	Clarkston, GA	1972	372	2,045	11,639	2,625	2,045	14,264	16,309	(3,285)	13,024	10,259
Walnut Springs	Garden	Dec-96	San Antonio, TX	1983	224	969	5,095	1,310	969	6,405	7,374	(2,406)	4,968	3,673
Warner Center	Garden	Oct-01	Woodland Hills, CA	1987	1,279	31,054	151,723	5,379	31,054	157,102	188,156	(29,220)	158,936	122,000
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,515	149	625	2,664	3,289	(296)	2,993	3,140
Waterford Apartments, The	Garden	Nov-96	Houston, TX	1984	312	983	6,776	2,007	983	8,783	9,766	(1,762)	8,004	4,907
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,089	925	28,585	29,014	57,599	(2,712)	54,887	36,438
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,058	1,824	4,504	12,882	17,386	(3,490)	13,896	10,401
Weatherly	Garden	Oct-98	Stone Mountain, GA	1984	224	1,275	7,289	1,139	1,275	8,428	9,703	(1,967)	7,736	4,432
West 135th Street	Mid Rise	Dec-97	New York, NY	1979	198	1,221	8,086	2,273	1,221	10,359	11,580	(2,882)	8,698	3,256
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1,381	3,684	24,505	5,426	3,684	29,931	33,615	(6,870)	26,745	12,819
West Winds	Garden	Oct-02	Orlando, FL	1985	272	1,962	11,549	269	1,962	11,818	13,780	(954)	12,826	7,500
West Woods	Garden	Oct-00	Annapolis, MD	1981	57	1,608	1,912	471	1,608	2,383	3,991	(354)	3,637	1,809
Westgate	Garden	Oct-99	Houston, TX	1971	313	2,317	12,501	1,269	2,317	13,770	16,087	(4,030)	12,057	7,483
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,370	737	2,921	12,107	15,028	(3,521)	11,507	8,643
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	840	3,360	81	840	3,441	4,281	(253)	4,028	2,430
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,353	17,929	387	6,353	18,316	24,669	(1,349)	23,320	15,154
Whispering Pines	Garden	Oct-98	Madison, WI	1986	136	934	3,583	954	934	4,537	5,471	(1,191)	4,280	3,790
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	240	961	91	240	1,052	1,292	(121)	1,171	1,031
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	961	1,225	7,884	9,109	(2,011)	7,098	3,496
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,040	95	1,010	4,135	5,145	(269)	4,876	4,907
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,677	164	410	1,841	2,251	(130)	2,121	1,891
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,648	1,638	1,227	8,286	9,513	(2,983)	6,530	4,933
Williamsburg	Garden	May-98	Rolling Meadows, IL	1985	329	2,717	15,421	2,370	2,717	17,791	20,508	(4,716)	15,792	10,890
Williamsburg Apartments	Garden	Oct-99	Indianapolis, IN	1974	460	1,663	16,141	1,457	1,663	17,598	19,261	(8,364)	10,897	8,558
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,435	8,186	649	1,435	8,835	10,270	(2,582)	7,688	4,150
Williamsburg on the Wabash	Garden	Dec-99	West Lafayette, IN	1967	473	2,835	17,157	1,560	2,835	18,717	21,552	(2,712)	18,840	11,288
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	902	7,842	815	902	8,657	9,559	(3,625)	5,934	3,627
Willowick	Garden	Oct-99	Greenville, SC	1974	180	530	4,850	402	530	5,252	5,782	(2,178)	3,604	2,884
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	31	1,051	871	1,922	(60)	1,862	1,122
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,206	387	104	2,593	2,697	(277)	2,420	—
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,275	3,804	1,057	1,275	4,861	6,136	(796)	5,340	4,760
Windgate Place	Garden	May-99	Charlotte, NC	1972	196	1,044	5,900	999	1,044	6,899	7,943	(1,598)	6,345	5,263

						(2) Initial Cost
									December 31, 2003
								(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Windmere	Garden	Jan-03	Houston, TX	1982	257	2,194	10,797	116	2,194	10,913	13,107	(2,053)	11,054	5,636
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,263	769	1,406	9,032	10,438	(2,614)	7,824	5,430
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	25,574	17,533	1,327	25,574	18,860	44,434	(4,085)	40,349	28,889
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,666	9,911	925	3,666	10,836	14,502	(1,698)	12,804	7,591
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,325	8,332	756	1,325	9,088	10,413	(2,229)	8,184	4,777
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	314	2,136	419	314	2,555	2,869	(1,054)	1,815	3,383
Windsor Hills	Garden	Oct-99	Blacksburg, VA	1970	300	1,592	10,426	1,168	1,592	11,594	13,186	(3,218)	9,968	6,344
Windsor Landing	Garden	Oct-97	Morrow, GA	1991	200	1,642	9,301	939	1,642	10,240	11,882	(2,589)	9,293	4,597
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,370	16,015	603	4,370	16,618	20,988	(2,265)	18,723	13,758
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,055	1,603	1,595	10,658	12,253	(2,731)	9,522	3,424
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,617	13,557	803	1,617	14,360	15,977	(5,657)	10,320	7,402
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,257	16,488	452	2,257	16,940	19,197	(6,398)	12,799	11,761
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	42	233	64	42	297	339	(254)	85	550
Woodfield Gardens	Garden	May-99	Charlotte, NC	1974	132	402	2,276	560	402	2,836	3,238	(866)	2,372	2,665
Woodhaven	Garden	Apr-00	Chesapeake, VA	1968	208	804	6,660	688	804	7,348	8,152	(2,006)	6,146	5,305
Woodhill	Garden	Dec-00	Denton, TX	1984	352	1,530	10,454	951	1,530	11,405	12,935	(3,245)	9,690	8,805
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,725	798	658	4,523	5,181	(1,194)	3,987	1,766
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	600	3,758	229	600	3,987	4,587	(1,293)	3,294	2,931
Woodland Village I	Garden	Oct-99	Columbia, SC	1970	308	1,470	11,966	1,368	1,470	13,334	14,804	(4,625)	10,179	7,605
Woodlands (MI)	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,556	174	496	3,730	4,226	(522)	3,704	1,859
Woodlands Of Tyler	Garden	Jul-94	Tyler, TX	1984	256	1,029	5,567	1,455	1,029	7,022	8,051	(2,604)	5,447	4,416
Woodmere	Garden	Apr-00	Cincinnati, OH	1971	150	495	5,316	908	495	6,224	6,719	(2,006)	4,713	—
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,988	11,448	1,028	1,988	12,476	14,464	(4,391)	10,073	4,776
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,510	768	961	6,278	7,239	(1,148)	6,091	7,639
Wyckford Commons	Garden	Apr-00	Indianapolis, IN	1973	248	1,717	4,394	1,384	1,717	5,778	7,495	(2,335)	5,160	4,976
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	972	8,338	10,827	972	19,165	20,137	(2,139)	17,998	10,514
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,980	18,209	1,346	2,980	19,555	22,535	(1,542)	20,993	16,935
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,415	2,271	1,968	13,686	15,654	(3,549)	12,105	5,601
Other(4)					76	3,155	1,889	559	3,155	2,448	5,603	(483)	5,120	—

Totals					171,980	$2,085,425	$7,247,618	$1,267,875	$2,085,425	8,515,493	$10,600,918	$(1,847,652)	$8,753,266	$5,648,901

(1)
Date we acquired the property or first consolidated the partnership which owns the property

(2)
Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships

(3)
Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property

(4)
Other includes land parcels and commercial properties

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001
Real Estate
Balance at beginning of year	$10,226,706	$7,830,611	$6,521,863
Additions during the year:
Newly consolidated assets(1)	262,054	1,053,860	1,217,220
Acquisitions	192,365	1,728,558	40,069
Foreclosures	—	32,371	—
Capital Replacements	90,602	82,381	67,373
Capital Enhancements	3,006	7,528	31,500
Initial Capital Expenditures	24,842	34,697	61,662
Redevelopment	103,156	145,490	147,319
Disposition Capital Expenditures	23,922	—	—
Deductions during the year:
Casualty write-offs	(15,404)	(5,144)	(2,456)
Assets held for sale reclassification	(8,222)	(134,447)	(41,466)
Sales	(302,109)	(549,199)	(212,473)

Balance at end of year	$10,600,918	$10,226,706	$7,830,611

Accumulated Depreciation
Balance at beginning of year	$1,610,924	$1,500,595	$857,874
Additions during the year:
Depreciation	328,379	266,402	302,590
Newly consolidated assets(1)	(20,960)	122,936	332,394
Deductions during the year:
Casualty write-offs	(7,372)	(1,473)	(339)
Assets held for sale reclassification	219	(61,046)	27,677
Sales	(63,538)	(216,490)	(19,601)

Balance at end of year	$1,847,652	$1,610,924	$1,500,595

(1)
Includes acquisition of limited partnership interests.