Form 10-K
period 2004-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2005-03-14
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-13232

Apartment Investment and Management Company
(Exact name of registrant as specified in its charter)

Maryland	84-1259577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street Parkway, Suite 1100 Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (303) 757-8101
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange
Class G Cumulative Preferred Stock	New York Stock Exchange
Class Q Convertible Cumulative Preferred Stock	New York Stock Exchange
Class R Cumulative Preferred Stock	New York Stock Exchange
Class T Cumulative Preferred Stock	New York Stock Exchange
Class U Cumulative Preferred Stock	New York Stock Exchange
Class V Cumulative Preferred Stock	New York Stock Exchange
Class Y Cumulative Preferred Stock	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: none
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $2.9 billion as of June 30, 2004. As of February 28, 2005, there were 94,877,048 shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 29, 2005 are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains or may contain certain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. When used in this Annual Report, the words “may,” “will,” “expect,” “intend,” “plan,” “believe,” “anticipate,” “estimate,” “continue” or other similar words or expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I
Item 1.     Business
The Company
      Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2004, we owned or managed a real estate portfolio of 1,499 apartment properties containing 263,734 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2004, we were the largest REIT owner and operator of apartment properties in the United States. Our portfolio includes garden style, mid-rise and high-rise properties.
      We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity method. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we manage (both property and asset) but do not own an equity interest in other properties, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2004:

	Total Portfolio

	Properties	Units

Consolidated properties	676	169,932
Unconsolidated properties	330	44,728
Property managed for third parties	72	7,841
Asset managed for third parties	421	41,233

Total	1,499	263,734

      Through our wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2004, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. At December 31, 2004, 94,853,696 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,840,754 common OP Units and equivalents outstanding for a combined total of 105,694,450 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
      Since our initial public offering in July 1994, we have completed numerous transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,499 properties with 263,734 apartment units as of December 31, 2004. These transactions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers.
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
Available Information
      Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “AIV.”
Financial Information About Industry Segments
      We operate in two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). For further information on these segments, see Note 18 of the consolidated financial statements in Item 8, and Management’s Discussion and Analysis in Item 7.
Business Overview
      Our principal objective is to increase long-term stockholder value, which we believe results from increasing asset values, increasing operating cash flows and long-term, predictable Funds From Operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), per share of Common Stock, less capital spending for replacements. For a description of the meaning of FFO and its use and limitations as an operating measure, see the discussion titled “Funds From Operations” in Item 7.
      We strive to meet our objectives by focusing on property operations, generation of fees, portfolio management, reinvestment in properties, increasing land values through entitlements, managing our cost of capital by using leverage that is largely long-term, non-recourse and property specific, and managing our general and administrative costs through increasing productivity.

Property Operations
      We divide property operations into two business components: conventional and affordable. Our conventional operations, which typically are market-rate apartments with rents paid by the resident, include 591 properties with 164,807 units and also include our university communities portfolio (16 properties with 4,277 units). Aimco Capital conducts our affordable operations of 415 properties with 49,853 units, which typically are apartments with rents set by a government agency and frequently subsidized or paid by a government agency.
      Our property operations are characterized by diversification of product, location and price point. We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 47 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $500 and $1,100 per month, and reaching as much as $6,000 per month at some of our premier properties. This geographic diversification insulates us, to some degree, from inevitable downturns in any one market.

Conventional
      Our conventional operations are organized into four divisions, each of which is supervised by a Division Vice President, or DVP, and as of December 31, 2004, are further sub-divided into 17 regional operating centers, or ROCs, and a university communities group. Each ROC is supervised by a Regional Vice President, or RVP. The ROCs are generally smaller business units with specialized operational, financial and human resource leadership. We seek to improve the operating results from our property operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations to the RVP with oversight from extensive regular reviews with senior management. To enable the RVPs to focus on sales and service, as well as improve financial control and budgeting, we have dedicated a regional financial officer to support each RVP and have an expanded construction services group to handle all work on site beyond routine maintenance, thus reducing the need for RVPs to spend time on oversight of construction projects. We continue to improve our corporate-level oversight of conventional property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. Many changes were made during 2003 and 2004 that we believe will enable our regional and community managers to benefit from more organizational clarity, more and better information, and more tools to help them make quicker, better decisions closer to the property and to the customer, including the areas discussed below:

•	Customer Service. We are changing our operating culture to become more focused on our customers, by emphasizing customer service and evaluating our performance through a customer satisfaction tracking system. We increased training at the community level and elevated the role of the service manager in enhancing the experience of our residents. These changes included an increased emphasis on our service order intake process and implementation of standardized preventive and proactive maintenance programs.

•	Resident Selection and Retention. In apartment properties, neighbors are a part of the product, together with the location of the property and the physical quality of the apartment units. Part of our conventional operations strategy is to focus on resident acquisition and retention — attracting and retaining credit-worthy residents who are good neighbors. In addition to the customer service initiatives discussed above, we enhanced our resident acquisition and retention processes by: implementing structured goals and coaching for all of our sales personnel; refining the content and placement of our advertising; standardizing the content and timing of our phone and email responses to customer inquiries, including the implementation of a tracking system for inquiries; and standardizing our renewal communication programs. We standardized residential financial stability requirements and raised the standard across our portfolio to reduce turnover costs and improve retention. Additionally, we have implemented policies and monitoring practices to maintain our resident quality. We believe that the costs exceed the benefits when higher occupancy results from lowering of financial stability standards.

•	Revenue Increases. We increase rents where feasible and seek to improve occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets. In addition, we intend to continue our emphasis on the quality of our on-site employees through recruiting, training and retention programs, which we believe lead to increased occupancy rates through improved customer service and enhanced performance.

•	Controlling Expenses. Cost controls are accomplished by local focus at the ROC level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our creation of regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology. We are currently implementing a local vendor consolidation program and an electronic procurement system to provide better ongoing control over purchasing decisions and to take advantage of volume discounts.

•	Ancillary Services. We believe that our ownership and management of properties provide us with unique access to a customer base that allows us to provide additional services and thereby increase occupancy and rents, while also generating incremental revenue. We currently provide cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

University Communities
      We established University Communities as an autonomous division in 2003 with the goal of becoming the most significant operator in the student-housing sector. In 2004, the division managed 16 properties with 4,277 apartments and maintained academic year occupancy at 93% through focused attention on student leasing. University Communities is actively acquiring multi-family and residence hall properties both on its own, through our joint venture with the California State Teachers Retirement System (CalSTRS), and in partnership with major universities. In 2004, we added two well-located properties with 504 units to this portfolio, one next to Duke University in Durham, North Carolina and one adjoining the campus of the University of Notre Dame in South Bend, Indiana.

Aimco Capital
      We are among the largest owners and operators of affordable properties in the United States. We formed Aimco Capital in 2002 to focus on our affordable housing properties, the operations of which are most often subsidized or financed by the United States Department of Housing and Urban Development, or HUD, state housing agencies or tax credit financing. Aimco Capital has organized its property operations and asset management under a management team dedicated to this sector. Aimco Capital operates its affordable properties through four ROCs. Affordable properties tend to have stable rents and occupancy due to government subsidies and thus are much less affected by market circumstances.
      Aimco Capital also generates income from asset management (compliance oversight for its owned and operated affordable portfolio as well as two other large portfolios that are asset managed only) and transactional activity related to its affordable holdings. Currently, Aimco Capital generates revenue primarily from: current asset management fees; deferred asset management fees; refinancing and disposition fees; developer fees; and syndication fees. In addition, Aimco Capital is exploring other sources of revenue related to the tax credit redevelopment process. We believe that Aimco Capital is well positioned as it has the national structure, knowledge and pipeline to grow as a more autonomous operation with dedicated capital.

Portfolio Management

Conventional
      We view our conventional property portfolio in terms of “core” and “non-core” properties. Core properties are those properties that are located in selected markets, many where population and employment growth are expected to exceed national trends and where we believe that we can become a regionally significant owner. We categorize core properties among: “preferred markets” — which are typically coastal, with high barriers to entry and home prices and median incomes above the national average; “growth markets” — which are typically in sunbelt regions with expectations of above average job growth; and “stable markets” — which are located in Midwest areas with limited new construction but also limited job growth. We intend to hold and improve core properties over the long-term and seek an allocation of properties among the above three categories in order to reduce volatility of our overall property operations. At December 31, 2004, we had 377 conventional core properties in 38 selected markets. Within our core portfolio, the largest single market (Washington, D.C.) contributed approximately 11%, and the five largest markets (Washington, D.C., greater Los Angeles, Philadelphia, Chicago and Miami-Fort Lauderdale) together contributed approximately 32%, to income before depreciation and interest expense, or net operating income. At December 31, 2004, we had 214 conventional non-core properties. Non-core properties are those properties located in 32 other markets or in less favored locations within the 38 selected markets, which we generally intend to hold for investment for the intermediate term. During 2005, we expect to exit an additional 10-12 markets and over the next several years we expect to exit the remaining markets in which we hold our non-core properties.
      Portfolio management includes expanding our core portfolio through acquisitions of properties located in selected markets throughout the United States. We specifically seek investments in a variety of asset qualities and types in the selected markets at a purchase price below replacement cost. Currently, we acquire properties and property interests primarily in three ways:

•	the direct acquisition of a property or portfolio of properties;

•	acquisition of a portfolio of properties through a purchase from, or a merger or business combination with, an entity that owns or controls the property or portfolio being acquired; and

•	the purchase from third parties, subject to our fiduciary duties, of additional interests in partnerships where we own a general partnership interest. These are typically executed for cash or OP Units. Since 1996, we have completed over 2,800 tender offers with respect to various partnerships resulting in over 171,000 transactions totaling $891 million in cash paid and OP Units issued to purchase additional interests in such partnerships.
      In 2004, we completed direct acquisitions of 11 conventional core properties, containing approximately 1,880 residential units for an aggregate purchase price of approximately $361 million and acquired additional interests in 147 partnerships for approximately $50 million (including transaction costs).
      Portfolio management also includes dispositions of properties located in other markets, properties located in less desirable sub-markets or properties that do not meet our long-term investment criteria. Additionally, from time to time, we may dispose of certain core properties that are consistent with our long-term investment strategy but offer attractive returns, such as in sales to buyers who intend to convert the properties to condominiums. The sales of core and non-core properties partially fund our acquisitions. In 2004, we sold 40 non-core properties generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $147 million. Additionally, in 2004, we sold seven core properties and one land parcel, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $338 million.

Aimco Capital
      The portfolio management strategy for Aimco Capital is similar to that of our Conventional portfolio. Aimco Capital seeks to dispose of properties that are inconsistent with our long-term investment strategy and Aimco Capital’s operations. During 2004, we sold 60 non-core properties from within the Aimco Capital portfolio, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $45 million. At December 31, 2004 within the Aimco Capital portfolio, we had 415 properties, of which approximately two-thirds were non-core properties, which we generally intend to hold for investment for the intermediate term. During 2005, we intend to sell approximately the same number of Aimco Capital properties as we sold in 2004.

Rezoning and Entitlements
      Rezoning and entitlements are another aspect of portfolio management. Rezoning and entitlements provide us the opportunity to enhance the value of our existing portfolio by obtaining local approvals required to add dwelling or residential units to a site, which should enable us to realize upside in land values through increasing density of use. To date, we have identified 12 properties with an aggregate value in excess of $700 million where we believe there exists this opportunity. These properties are typically well located and were built 30 or more years ago. These properties were built at lower densities than the local zoning laws currently provide.

Reinvestment in Properties
      We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2004, we spent $77.2 million, or $483 per owned apartment unit, for Capital Replacements, which are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $82.4 million for Capital Improvements, which are non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.
      In addition to maintenance and improvements of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with relatively lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We undertake two types of redevelopment projects including: major projects, where a substantial number or all available units are vacated for significant renovations to the property; and moderate projects, where there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services Group, which includes engineers, architects and construction managers, to oversee these projects. As of December 31, 2004, we had 34 projects at various stages of redevelopment, which included 10 properties for which redevelopment activities were complete but the property operations of which had not yet stabilized. Of the 24 active projects, 14 are conventional properties (one major project and 13 moderate projects) and 10 are affordable redevelopments. During 2004, redevelopment expenditures totaled $137 million, of which our share totaled $89 million. Redevelopment expenditures for our one active major project in Marietta, GA will be approximately $32.2 million (our share $18.4 million), of which approximately $11.3 million (our share $6.5 million) remains to be spent. Total redevelopment expenditures for our 13 active conventional moderate projects will be approximately $100.3 million (our share $75.2 million), of which approximately $81.5 million (our share $60.1 million) remains to be spent. Total redevelopment expenditures for our 10 affordable redevelopments will be approximately $106.0 million, of which approximately $54.3 million remains to be spent, most of which will be funded by third-party tax credit equity and tax-exempt debt. Additionally, we have four major projects, 25 moderate projects and seven affordable redevelopments under review for possible commencement in 2005.

Cost of Capital
      We are focused on minimizing our cost of capital. In 2004, we modified our credit facility and term debt, resulting in lower interest rate spreads, extended maturity dates, and more operating and financial covenant flexibility. We also refinanced $734 million in property debt at an average rate of 4.48% generating a savings of approximately 2.0% over prior rates. Additionally, we have reduced our cost of capital through the redemption of higher cost preferred securities with proceeds from the issuance of lower cost preferred securities.

Productivity
      Over the past several years, we have had growth in our general and administrative spending as a result of the building of our infrastructure in certain areas in which we had needs, including, operational systems, information technology and other automation, human resources, and expanded accounting, legal, and financial planning and analysis functions. We are focused on containing this spending going forward through enhanced productivity and process improvements.
Taxation
      We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States Federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from investment in a corporation.
      Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay 100% tax on non-arms length transactions between us and a TRS (described below) and on any net income from sales of property that the Internal Revenue Service, IRS, successfully asserts was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. Any taxes imposed on us would reduce our operating cash flow and net income. The state and local tax laws may not conform to the United States Federal income tax treatment.
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
Competition
      In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This affects our ability to acquire properties we want to add to our portfolios and the price that we pay in such acquisitions.
Regulation

General
      Apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

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
      We are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have a national policy and procedures to prevent or eliminate mold from our properties. Our policy and procedures are based on guidelines established by various Federal, state and local bodies. We believe that our measures will eliminate, or at least minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
Insurance
      Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils and adequately insure us against other risks. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claim handling, litigation management and loss reserving procedures to manage our exposure.
Employees
      We currently have approximately 6,800 employees, of which approximately 5,700 are at the property level, performing various on-site functions, with the balance managing corporate and regional operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent approximately 200 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
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
      Our ability to make payments to our investors depends on our ability to generate Funds From Operations in excess of required debt payments and capital expenditure requirements. Funds From Operations and the value of our properties may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as an increase in unemployment or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in interest rates and the availability of financing; and

•	the relative illiquidity of real estate investments.

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
      We have grown rapidly. Since our initial public offering in July 1994, we have completed numerous acquisition transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,499 properties with 263,734 apartment units as of December 31, 2004. These acquisitions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers. Our ability to successfully integrate acquired businesses and properties depends, among other things, on our ability to:

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
      We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships that own apartment properties. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur additional costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.

Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties or prevent us from making distributions on our equity.
      Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. We seek to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of greater than 2:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2004, however, we had a ratio of free cash flow to combined interest expense and preferred stock dividends of 1.5:1, and this ratio in prior periods has also deviated from our goal. In addition, our Board of Directors could change this strategy at any time and increase our leverage. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on any debt, our lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to us. As of December 31, 2004, substantially all of the properties that we owned or controlled were encumbered by debt.

Increases in interest rates would increase our interest expense.
      As of December 31, 2004, we had approximately $1,533.2 million of variable-rate indebtedness outstanding. Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $15.3 million on an annual basis and could reduce our ability to service our indebtedness and make dividends or other distributions. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $741.8 million. Floating rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index, or the BMA Index, which since 1981 has averaged 52.1% of the 10-year Treasury Yield. If this relationship continues, an increase in the 10-year Treasury Yield, of 1% (0.52% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $11.8 million on an annual basis.

Covenant restrictions may limit our ability to make payments to our investors.
      Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our credit facility provides that we may make distributions to our investors during any 12-month period in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

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
      As of December 31, 2004, we owned an equity interest in 415 affordable properties and managed for third parties and affiliates 409 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

We depend on our senior management
      Our success depends upon the retention of our senior management, including Terry Considine, our chief executive officer and president. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to pursue effectively our business strategy.

We may fail to qualify as a REIT.
      We believe that we operate, and have always operated, in a manner that enables us to meet the requirements for qualification as a REIT for Federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for Federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or our Board of Directors may determine to revoke our REIT status. If we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income, and we will be subject to Federal income tax at regular corporate rates, including any applicable alternative minimum tax. This would substantially reduce our funds available for payment to our investors. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.
      In addition, our failure to qualify as a REIT would trigger the following consequences:

•	we would be obligated to repurchase certain classes of our preferred stock, plus accrued and unpaid dividends to the date of repurchase; and

•	we would be in default under our primary credit facilities and certain other loan agreements.

REIT distribution requirements limit our available cash.
      As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

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

A reduction, in 2003, in the maximum tax rate applicable to dividends may make REIT investments less attractive.
      Tax legislation enacted in 2003 reduced (through 2008) the maximum tax rate for dividends payable to individuals from 38.6% to 15%. Dividends payable by REITs are generally not eligible for the reduced rates.

Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the capital stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the capital stock of REITs, including our Common Stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could negatively affect the value of our real estate assets.

The FBI has issued alerts regarding potential terrorist threats involving apartment buildings — a risk for which we are only partially insured.
      From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at our properties. The effect that future terrorist activities or threats of such activities could have on our business is uncertain and unpredictable. If we incur a loss at a property as a result of an act of terrorism, we could lose all or a portion of the capital we have invested in the property, as well as the future revenue from the property. Since September 2001, our lenders have increased their scrutiny regarding terrorism exposure, and we have sometimes been required to purchase terrorism insurance. In all cases, we have purchased insurance that exceeds the minimum requirements of our lenders. Currently, these costs have not had a negative effect on our consolidated financial condition or results of operations.

The market place for insurance coverage is uncertain and in some cases insurance is becoming more expensive and more difficult to obtain.
      The current insurance market is characterized by volatility with respect to premiums, deductibles and coverage. For certain types of coverage, such as property coverage, we are currently experiencing stable or declining premiums. For other types of coverage, however, such as liability and executive coverage, we continue to experience rising premiums, higher deductibles, and more restrictive coverage language. Although we make use of many alternative methods of risk financing that enable us to insulate ourselves to some degree from variations in coverage language and cost, sustained deterioration in insurance marketplace conditions may have a negative effect on our operating results.

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
      The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2004, 426,157,976 shares were classified as Common Stock and 84,429,524 shares were classified as preferred stock. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.
      As a Maryland corporation, we are subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our capital stock that represent 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, Maryland law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. In addition, Maryland law provides that corporations that:

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
      Our properties are located in 47 states, the District of Columbia and Puerto Rico. As of December 31, 2004, our conventional properties are operated through 17 regional operating centers and a university communities group. Affordable property operations are managed through Aimco Capital and are operated through four regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

	Number of	Number	Number of	Number
Regional Operating Center	Properties	of Units	Properties	of Units

Conventional:
Atlanta, GA	31	8,644	37	10,826
Austin, TX	24	5,388	—	—	(1)
Boston, MA	16	5,745	14	5,385
Chicago, IL	36	9,697	41	10,747
Columbia, SC	61	14,414	64	14,979
Dallas, TX	36	8,867	63	14,837
Denver, CO	34	7,572	34	7,572
Houston, TX	37	9,776	37	9,776
Indianapolis, IN	37	11,191	41	11,925
Los Angeles, CA	38	10,468	43	11,900
Michigan	26	9,507	58	16,629
Ohio	30	6,099	—	—	(1)
Philadelphia, PA	16	7,451	17	7,681
Phoenix, AZ	36	10,001	42	11,388
Rockville, MD	38	14,024	39	14,502
South Florida	15	5,862	17	6,507
Tampa/ Orlando, FL	54	14,931	59	16,102
University Communities	16	4,277	14	3,773

Total conventional owned and managed	581	163,914	620	174,529

Affordable (Aimco Capital):
Midwest	63	8,324	102	14,067
Northeast	108	16,280	132	19,023
Southeast	109	10,025	116	11,472
West	86	8,872	100	9,647

Total affordable owned and managed	366	43,501	450	54,209

Owned but not managed	59	7,245	50	8,257
Property managed for third parties	72	7,841	96	11,137
Asset managed for third parties	421	41,233	413	39,428

Total	1,499	263,734	1,629	287,560

(1)	As of December 31, 2003, we operated our conventional properties through 15 regional operating centers. The regional operating centers in Austin, TX and Ohio were added during 2004.
      At December 31, 2004, we owned an equity interest in and consolidated 676 properties containing 169,932 apartment units, which we refer to as “consolidated.” These consolidated properties contain, on average, 251 apartment units, with the largest property containing 2,899 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III, Real Estate and Accumulated Depreciation” in this Annual Report. At December 31, 2004, we held an equity interest in and did not consolidate 330 properties containing 44,728 apartment units, which we refer to as “unconsolidated.” In addition, we provided property management services for third parties owning 72 properties containing 7,841 apartment units, and asset management services for third parties owning 421 properties containing 41,233 apartment units, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
      Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2004, our consolidated properties were encumbered by aggregate mortgage indebtedness totaling $5,604.7 million (not including $50.2 million of mortgage indebtedness included within liabilities related to assets held for sale), having an aggregate weighted average interest rate of 5.95%. Such mortgage indebtedness was secured by 648 properties with a combined net book value of $8,687.0 million. Included in the 648 properties, we had a total of 48 mortgage loans, with an aggregate principal balance outstanding of $539.2 million, that were each secured by property and cross-collateralized with certain (but not all) other mortgage loans within this group of 48 mortgage loans. See Note 6 of the consolidated financial statements in Item 8 for additional information about our indebtedness.

Item 3.	Legal Proceedings
      See the information under the caption “Legal Matters” in Note 9 of the consolidated financial statements in Item 8 for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared for the periods indicated:

			Dividends
			Declared
Quarter Ended	High	Low	(per share)

2004
December 31, 2004	$39.25	$34.60	$0.60
September 30, 2004	36.95	30.85	0.60
June 30, 2004	31.50	26.45	0.60
March 31, 2004	36.00	30.18	0.60
2003
December 31, 2003	42.05	33.00	0.60
September 30, 2003	39.85	34.11	0.60
June 30, 2003	39.81	33.67	0.82
March 31, 2003	39.19	34.64	0.82
      On February 28, 2005, the closing price of our Common Stock was $38.26 per share, as reported on the NYSE and there were 94,877,048 shares of Common Stock outstanding, held by 3,868 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
      As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. We measure our economic profitability and intend to pay regular dividends to our stockholders based on Funds From Operations, less Capital Replacements during the relevant period. Future payment of dividends are at the discretion of our Board of Directors and will depend on numerous factors including our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as our Board of Directors deems relevant.
      From time to time, we issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2004, approximately 23,000 and 735,000 shares of Common Stock were issued in exchange for common OP Units. During the three and twelve months ended December 31, 2004, approximately 365 and 8,000 shares of Common Stock were issued in exchange for preferred OP Units.

      The following table summarizes repurchases of our equity securities in the year ended December 31, 2004 (1):

					Maximum Number
				Total Number of	of Shares that
				Shares Purchased	May Yet Be
	Total Number		Average	as Part of Publicly	Purchased Under
	of Shares		Price Paid	Announced Plans or	Plans or Programs
Fiscal period	Purchased		per Share	Programs	(in millions)

January 1 — January 31, 2004	—		—	—	1.9
February 1 — February 29, 2004	397,272	(2)	$31.70	397,272	1.5
March 1 — March 31, 2004	—		—	—	1.5
April 1 — April 30, 2004	—		—	—	1.5
May 1 — May 31, 2004	—		—	—	1.5
June 1 — June 30, 2004	—		—	—	1.5
July 1 — July 31, 2004	—		—	—	1.5
August 1 — August 31, 2004	—		—	—	1.5
September 1 — September 30, 2004	—		—	—	1.5
October 1 — October 31, 2004	—		—	—	1.5
November 1 — November 30, 2004	—		—	—	1.5
December 1 — December 31, 2004	—		—	—	1.5

Total	397,272		$31.70	397,272

(1)	Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. Currently, we are authorized to repurchase up to a total of approximately 1.5 million shares of either our Common Stock or preferred stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law.

(2)	Of these shares of Common Stock repurchased, 110,000 were purchased in open-market transactions and 287,272 were purchased in a privately negotiated transaction.

Item 6. Selected Financial Data
      The following selected financial data is based on our audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.

	For the Years Ended December 31,

	2004	2003(1)	2002(1)	2001(1)	2000(1)

	(Dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$1,468,915	$1,394,705	$1,266,919	$1,168,556	$893,172
Total expenses	(1,140,157)	(975,686)	(801,593)	(787,063)	(651,168)
Operating income	328,758	419,019	465,326	381,493	242,004
Income from continuing operations	55,696	64,148	148,606	89,806	81,010
Income from discontinued operations, net	211,758	94,709	20,440	17,546	18,168
Cumulative effect of change in accounting principle	(3,957)	—	—	—	—
Net income	263,497	158,857	169,046	107,352	99,178
Net income attributable to preferred stockholders	88,804	93,565	93,558	90,331	63,183
Net income attributable to common stockholders	174,693	65,292	75,488	17,021	35,995
OTHER INFORMATION:
Total consolidated properties (end of period)	676	679	728	557	566
Total consolidated apartment units (end of period)	169,932	174,172	187,506	157,256	153,872
Total unconsolidated properties (end of period)	330	441	511	569	683
Total unconsolidated apartment units (end of period)	44,728	62,823	73,924	91,512	111,748
Units managed for others (end of period)(2)	49,074	50,565	56,722	31,520	60,669
Earnings (loss) per common share —basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.32)	$0.64	$(0.01)	$0.26
Net income attributable to common stockholders	$1.88	$0.70	$0.88	$0.23	$0.53
Earnings (loss) per common share —diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.32)	$0.63	$(0.01)	$0.26
Net income attributable to common stockholders	$1.88	$0.70	$0.87	$0.23	$0.52
Dividends declared per common share	$2.40	$2.84	$3.28	$3.16	$2.80
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$8,785,046	$8,145,443	$7,969,033	$5,903,281	$5,410,663
Total assets	10,072,241	10,087,394	10,309,101	8,300,672	7,699,874
Total indebtedness	5,988,372	5,731,701	5,560,096	4,101,516	3,896,506
Stockholders’ equity	3,008,160	2,860,657	3,163,387	2,710,615	2,501,657

(1)	Certain reclassifications have been made to 2003, 2002, 2001, and 2000 amounts to conform to the 2004 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the 2002 adoption of Statement of Financial Accounting Standards No. 144. Also, effective January 1, 2001, as a result of the REIT Modernization Act permitting REITs to own taxable REIT subsidiaries, we began consolidating our previously unconsolidated taxable REIT subsidiaries. Prior to this date, we did not control such subsidiaries, which were accounted for under the equity method, and as a result, the periods prior to 2001 are not comparable.

(2)	In 2004, 2003 and 2002, includes approximately 41,233, 39,428 and 45,187 units, respectively, that are only asset managed by us, and not also property managed, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
      We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2004, we owned or managed 1,499 apartment properties containing 263,734 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
      The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; unemployment rates; single-family and multifamily housing starts; and interest rates.
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
      We have grown rapidly over the past decade, and during the past three years our growth has moderated. During 2004, the apartment industry continued to face a challenging operating environment — job growth at a pace slower than anticipated, low interest rates and an abundant supply of housing alternatives. In addition, we experienced greater difficulty as compared to our peers because our property operating systems and structure were not as effective in meeting the challenges presented by the apartment markets. The effect of these operational challenges was mitigated by a favorable investment climate in which we were able to sell properties at attractive prices, generally higher than the cost of replacement.
      In response to this challenging operating environment and our specific operational issues, during late 2003 and throughout 2004 we adjusted our business strategies to compete successfully in challenging times and to be ready to maximize our opportunities as the economy improves. We focused on a number of areas related to improving operations, including those related to customer service, resident selection and retention, marketing, pricing, and operating cost management. Our resident selection initiatives designed to make our communities more desirable places to live and work, which drives better financial performance from higher and more stable occupancy levels, increased pricing power and reduced costs. In combination, our initiatives are resulting in improved customer service, better pricing decisions, increased resident quality, a focus on sales and marketing and higher employee satisfaction. Our revenue building initiatives are largely completed with processes in place for continued improvement in resident quality, pricing, sales and marketing.
      Our focus in 2005 will be to continue to increase revenue and work on cost management and productivity initiatives including centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our improvement efforts are working and have resulted in a positive trend in certain operating results and are the foundation for long-term benefits that we began to realize in the second half of 2004 and expect to continue throughout 2005 and beyond. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.
      The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

Overview

2004 compared to 2003
      We recognized net income of $263.5 million and net income attributable to common stockholders of $174.7 million for the year ended December 31, 2004, compared to net income of $158.9 million and net income attributable to common stockholders of $65.3 million for the year ended December 31, 2003, increases of $104.6 million and $109.4 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail within this section:

•	an increase in net gain on disposition of real estate (including the gain recognized in discontinued operations and the gain related to unconsolidated entities and other); and

•	an increase in activity fees and asset management revenues.
      These increases were partially offset by:

•	an overall decline in net operating income, which included increases related to acquisitions and newly consolidated properties, offset by a decline in same store net operating results;

•	an increase in general and administrative expenses;

•	an increase in interest expense; and

•	an increase in depreciation and amortization expense.
      The following paragraphs discuss these and other items affecting our results of operations in more detail.

2003 compared to 2002
      We recognized net income of $158.9 million and net income attributable to common stockholders of $65.3 million for the year ended December 31, 2003, compared to net income of $169.0 million and net income attributable to common stockholders of $75.5 million for the year ended December 31, 2002, decreases of $10.1 million and $10.2 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail within this section:

•	an overall decline in net operating income, which included increases related to acquisitions and newly consolidated properties, offset by a decline in same store net operating results;

•	an increase in depreciation and amortization expenses;

•	an increase in interest expense;

•	a decrease in interest income; and

•	a decrease in property management revenues.
      These decreases were partially offset by:

•	an increase in net gain on disposition of real estate (including the gain recognized in discontinued operations and the gain relating to unconsolidated entities); and

•	lower minority interest allocations as a result of lower property operating results.

Rental Property Operations
      Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned, stabilized and consolidated for all comparable periods presented; and other consolidated entities, which include acquisition, newly consolidated, affordable and redevelopment properties.

      The following table summarizes the overall performance of our consolidated properties for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Rental and other property revenues	$1,401,653	$1,336,515	$1,188,747
Property operating expenses	668,807	585,185	465,318

Net operating income	$732,846	$751,330	$723,429

      For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income for our consolidated property operations decreased by $18.5 million, or 2.5%. This decrease was principally due to a $40.3 million decrease in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”). Additionally, there was a $6.6 million decrease related to net casualty losses and other costs primarily resulting from hurricanes and tropical storms in the third quarter of 2004, which damaged over 100 of our properties and $4.0 million in higher property management costs. These decreases were offset by an $18.2 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (42 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, and 12 properties that were first consolidated after the first quarter of 2003) and a $16.0 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea and 10 other properties purchased in 2004, and three properties purchased in 2003.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, net operating income for our consolidated property operations increased by $27.9 million, or 3.9%. This increase was principally due to $62.2 million related to operations of newly consolidated properties (19 properties first consolidated in 2003 and 78 properties first consolidated in 2002) and $34.6 million related to operations of acquisition properties, which were principally comprised of three properties purchased in 2003, 115 properties acquired in the March 2002 acquisition of Casden Properties, Inc., 11 properties acquired in the August 2002 acquisition of New England area properties, and two properties purchased in 2002. This was partially offset by a $71.1 million decrease in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”).
Conventional Same Store Property Operating Results
      Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “same store” properties as conventional properties in which our ownership interest exceeds 10% and the operations of which are stabilized for all periods presented. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the conventional rental property operations on a “same store” basis (which is not in accordance with generally accepted accounting principles, or GAAP)

and reconciles them to consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Our share of same store revenues	$890,441	$897,271	$931,966
Our share of same store expenses	402,152	381,052	342,792

Our share of same store net operating income	488,289	516,219	589,174
Adjustments to reconcile same store net operating income to real estate segment net operating income(1)	244,557	235,111	134,255

Real estate segment net operating income	$732,846	$751,330	$723,429

Same store statistics for three year period:
Properties	499	499	499
Apartment units	139,102	139,102	139,102
Average physical occupancy	90.1%	91.7%	92.6%
Average rent /unit/month	$685	$686	$705

(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at current period ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments made in accordance with GAAP.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, our share of same store net operating income decreased $27.9 million, or 5.4%. Revenues decreased $6.8 million, or 0.8%, primarily due to lower occupancy (down 1.6%), and slightly lower average rent (down $1 per unit), offset by higher utility reimbursements from residents and lower bad debt expense. Expenses increased by $21.1 million, or 5.5%, primarily due to: an increase of $18.9 million in compensation and benefit expense related to a new employee health plan, merit increases and increased staffing levels; an increase of $3.7 million in utilities due to the increase in the cost of natural gas; and an increase of $3.9 million in marketing and administrative expenses associated with our efforts to increase occupancy. These increases were partially offset by a decrease in property taxes related to successful appeals and changes in estimates related to assessments.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, our share of same store net operating income decreased $73.0 million, or 12.4%. Revenues decreased $34.7 million, or 3.7%, primarily due to lower average rent (down $19 per unit), lower occupancy (down 0.9%), and increased bad debt. Expenses increased by $38.3 million, or 11.2%, primarily due to: an increase of $10.1 million in turnover, marketing and administrative costs in 2003 related to focused efforts to improve property appearance and the condition of units ready to be occupied; $9.6 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping and snow removal due to more severe winter conditions in 2003 than in 2002; $6.0 million in utilities due to the increase in the cost of natural gas, electric, water and sewer; and $4.8 million in property hazard insurance due to increased casualty losses.

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

      The following table summarizes the overall performance of our property management business for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Property management revenues, primarily from affiliates	$32,461	$37,992	$56,550
Property management expenses	9,199	8,106	7,340

Net operating income from property management	$23,262	$29,886	$49,210

      For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income from property management decreased by $6.6 million, or 22.2%. For the year ended December 31, 2003, compared to the year ended December 31, 2002, net operating income from property management decreased by $19.3 million, or 39.3%. In both periods the decreases were principally due to an increase in consolidated real estate partnerships, which required elimination of fee income and associated property operating expense related to such partnerships, and the sales of properties within our unconsolidated partnerships (53 properties in 2004 and 37 properties in 2003) that had previously generated property management revenues.

Activity Fees and Asset Management
      Activity fees are generated from transactional activity including dispositions, syndications, tax credit redevelopments and refinancings. These transactions occur on varying timetables, thus the income generated may vary from period to period. The majority of these fees are generated by transactions related to affordable properties within the Aimco Capital portfolio. Asset management revenue is from the financial management of properties, rather than management of day-to-day property operations. Asset management revenue includes deferred asset management fees that are recognized once a transaction or improvement in operations has occurred to generate available cash. Offsetting the revenue earned in activity fees and asset management are the direct expenses associated with these activities.
      The following table summarizes the overall performance of our activity fees and asset management for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Activity fees and asset management revenues, primarily from affiliates	$34,801	$20,198	$21,622
Activity and asset management expenses	11,802	8,367	9,747

Net operating income from activity fees and asset management	$22,999	$11,831	$11,875

      Included in the activity fees and asset management revenues, primarily from affiliates for the years ended December 31, 2004, 2003 and 2002, were $30.3 million, $18.9 million and $19.7 million, respectively, of fees related to affordable properties within the Aimco Capital portfolio.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income from activity fees and asset management increased by $11.2 million, or 94.4%. This overall increase was principally a result of increased activity fees related to disposition, refinancing and developer activities of $7.3 million, $2.3 million and $3.0 million, respectively, due to a greater number of transactions in 2004 than in 2003. Additionally, there was an increase of $2.9 million related to the recognition of deferred asset management fees resulting from closed transactions and improved operations. These increases were offset by a $2.1 million decrease related to syndication fees and $3.4 million in higher expenses associated with these activities.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, net operating income from activity fees and asset management decreased by $0.04 million. This overall decrease was principally a result of decreased activity fees related to disposition and refinancing activities of $2.6 million and $2.3 million, respectively, due to a fewer number of transactions in 2003 than in 2002. Additionally, there was a decrease of $3.5 million related to the recognition of deferred asset management fees resulting from fewer closed transactions in 2003. These decreases were offset by a $6.6 million increase related to syndication fees and lower expenses of $1.4 million associated with these activities.

Depreciation and Amortization
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, depreciation and amortization increased $37.2 million, or 11.2%. This increase was principally due to $11.3 million and $7.2 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $10.5 million from the completion of certain redevelopment properties. Additionally, $7.1 million of the increase resulted from additional depreciation on certain assets where, based on a periodic review, the estimated useful lives were reduced.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, depreciation and amortization increased $63.5 million, or 23.7%. This increase was principally due to $23.4 million and $23.5 million of additional depreciation related to the acquisition properties and the newly consolidated properties, respectively, as well as $12.3 million of additional depreciation related to new capital spending on same store properties. Additionally, amortization of intangibles increased $2.7 million as a result of additional amortization recognized due to the termination of certain management contracts acquired in the Casden Transactions.

General and Administrative Expenses
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, general and administrative expenses increased $29.4 million, or 60.5%. This increase was principally due to: $15.5 million in higher compensation related to increased staffing levels, merit increases and variable compensation; $7.7 million related to increased health insurance costs and the effect of a favorable change in 2003 related to our accrual for insurance claims incurred but not reported (IBNR); $3.2 million in increased amortization of restricted stock and stock option compensation; and $3.1 million in legal costs and compliance costs primarily related to the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, general and administrative expenses remained relatively flat decreasing $0.4 million, or 0.8%. This decrease was principally due to: $6.0 million related to lower health insurance costs and the effect of a favorable change in our IBNR accrual in 2003; and $2.9 million in lower salaries, primarily related to lower variable compensation. These decreases were offset by an $8.7 million increase in consulting fees associated with the implementation of site level software and legal fees.

Other Expenses (Income), Net
      Other expenses (income), net includes tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships and partnership expenses.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, other expenses (income), net changed $9.7 million from income of $6.3 million in 2003 to expense of $3.4 million in 2004. This change was principally due to a $10.8 million lower tax benefit recognized in 2004 as compared to 2003, due primarily to an $8.0 million benefit related to the reversal of a deferred income tax asset valuation allowance (see further discussion in Note 10 of the consolidated financial statements in Item 8). In the year ended December 31, 2004, there was a tax benefit of $7.2 million recorded, as compared to $18.0 million in the year ended December 31, 2003.
      For the year ended December 31, 2003, compared to the year ended December 31, 2002, other expenses (income), net changed $8.3 million from expense of $2.0 million in 2002 to income of $6.3 million in 2003. This change was principally due to a $15.1 million higher tax benefit recognized in 2003 as compared to 2002, partially offset by $2.4 million in higher franchise taxes and $1.3 million in decreased risk operations due to increased legal expenses. In the year ended December 31, 2003, there was a tax benefit of $18.0 million recorded, as compared to $2.9 million in the year ended December 31, 2002. See discussion above on the 2003 tax activity.

Interest Income
      Interest income consists primarily of interest and accretion on general partner notes receivable from our unconsolidated real estate partnerships. Transactions that result in accretion occur on varying timetables and thus the income generated may vary from period to period.
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, interest income increased $7.6 million, or 30.8%. This increase was principally a result of $5.0 million in higher interest due from general partner notes receivable, and $3.0 million in higher accretion income.
      For the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest income decreased $51.6 million, or 67.5%. This decrease was principally a result of: $33.5 million in reduced accretion income; $11.1 million in lower interest due from general partner notes receivable resulting from the consolidation of real estate partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable; and $7.7 million related to gain recognized in second quarter 2002 on the sale of certain tax-exempt bonds.

Recovery of (Provision for) Losses on Notes Receivable
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, recovery of (provision for) losses on notes receivable changed $3.9 million from a provision of $2.2 million in 2003 to a recovery of $1.8 million in 2004. For the year ended December 31, 2003, as compared to the year ended December 31, 2002, provision for losses on notes receivable decreased $6.8 million.
      The provision or recovery in each period was determined based on our periodic review of the collectibility of each loan made to affiliated partnerships within our loan receivable portfolio as well as actual cash collections. We continue to monitor these loans and assess the collectibility of each loan on a periodic basis and record provisions as necessary based on the projected operating cash flows of the underlying real estate assets.

Interest Expense
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, interest expense, which includes the amortization of deferred financing costs, increased $24.8 million, or 7.3%. This increase was principally due to: $9.9 million resulting from interest on the additional debt related to the newly consolidated properties; $9.6 million resulting from interest on the additional debt related to acquisition properties; and a $4.7 million decrease in capitalized interest due to redevelopment properties being placed in service. Additionally, an $8.8 million increase related to the credit facility and term loan (of which $1.8 million was associated with the write-off of deferred loan costs related to the November 2004 modification of the credit facility and term loan and $0.8 million related to the payoff of the indebtedness incurred to complete the Casden Transactions) due to higher average principal balances along with a higher weighted average interest rate. The November 2004 modification reduced the spread over LIBOR by an average of 1.25%, which will favorably impact interest expense related to our revolving credit facility and $300 million term loan. These increases were partially offset by lower weighted average effective interest rates on mortgage debt due to refinancings that occurred in 2003 and 2004.
      For the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest expense increased $47.0 million, or 16.0%. This increase was principally due to $26.6 million and $21.3 million of additional interest on the debt related to the newly consolidated properties and the acquisition properties, respectively.

Deficit Distributions to Minority Partners
      When real estate partnerships consolidated in our financial statements make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such distribution, even though there is no economic effect or cost.

      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, deficit distributions to minority partners decreased $4.6 million, or 20.4%. For the year ended December 31, 2003, as compared to the year ended December 31, 2002, deficit distributions to minority partners decreased $4.9 million, or 17.8%. Each of these decreases were due to reduced levels of distributions being made by the consolidated real estate partnerships as a result of lower refinancing activity and decreased operating results, as well as our increased ownership of such partnerships.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, equity in losses of unconsolidated real estate partnerships decreased $4.7 million, or 72.5%. This decrease in loss was principally the result of increased ownership in certain unconsolidated partnerships and better property operating results at certain properties.
      For the year ended December 31, 2003, as compared to the year ended December 31, 2002, equity in earnings (losses) of unconsolidated real estate partnerships changed $7.1 million from equity in earnings of $0.7 million in 2002 to equity in losses of $6.4 million in 2003. This increase was principally the result of the purchase of equity interests in unconsolidated real estate partnerships that resulted in these properties becoming consolidated. Such real estate partnerships owned better performing properties that are now contributing to consolidated rental revenues and expenses. In addition, the remaining properties within unconsolidated real estate partnerships had decreased earnings driven by lower property operating results in 2003 than in 2002.

Gain (Loss) on Dispositions of Real Estate Related to Unconsolidated Entities and Other
      Gain on dispositions of real estate related to unconsolidated entities and other includes our share of gain related to dispositions of real estate within our unconsolidated real estate partnerships, gain on dispositions of non-depreciable assets and costs related to asset disposal activities. Gains (losses) on properties sold are determined on a property-by-property basis and are not comparable period to period.
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, gain on dispositions of real estate related to unconsolidated entities and other increased $65.5 million. This increase was principally due to a $34.6 million gain on the sale of a parcel of land located in Florida, and $17.4 million gain from the sale of one of our unconsolidated core properties.
      For the year ended December 31, 2003, as compared to the year ended December 31, 2002, gain on dispositions of real estate related to unconsolidated entities and other increased $25.5 million. Included in 2002 was a loss of approximately $28.0 million that resulted primarily from a change in estimate due to better insight into information related to the finalization of the recording of purchase price accounting to appropriate entities acquired in past acquisitions and the related historical estimation process in determining the carrying value of assets sold. The recognition of this amount in 2002 was considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The recognition of this change in estimate resulted in a decrease in basic and diluted earnings per share of $0.28 for the year ended December 31, 2002.

Minority Interest in Consolidated Real Estate Partnerships
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, minority interest in consolidated real estate partnerships changed $17.5 million. For the year ended December 31, 2003, as compared to the year ended December 31, 2002, minority interest in consolidated real estate partnerships changed $13.5 million. The changes in both periods were principally a result of decreased earnings caused by lower property operating results than in the prior year.

Income from Discontinued Operations, Net
      For properties accounted for as held for sale, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-

related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairment losses on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.
      For the years ended December 31, 2004, 2003, and 2002, income from discontinued operations, net totaled $211.8 million, $94.7 million and $20.4 million, respectively, which includes income from operations of $6.6 million, $15.4 million and $35.6 million, respectively. In 2004, the income from operations included 68 properties that were sold or classified as held for sale during 2004. In 2003 and 2002, the income from operations included 140 properties and 182 properties, respectively, that were sold or classified as held for sale in 2002, 2003 and 2004. Due to varying number of properties and the timing of sales, the income from operations is not comparable year to year.
      During 2004, we sold 54 properties, resulting in a net gain on sale of approximately $233.9 million (which is net of $16.0 million of related taxes). Additionally, we recognized $7.3 million in impairment losses on assets sold or held for sale in 2004. During 2003, we sold 72 properties, resulting in a net gain on sale of approximately $89.7 million (which is net of $12.1 million of related taxes). Additionally, we recognized $9.0 million in impairment losses on assets sold or held for sale in 2003. During 2002, we sold 42 properties, resulting in a net loss on sale of approximately $8.5 million (including $2.5 million of related taxes). Additionally, we recognized $2.9 million in impairment losses on assets sold or held for sale in 2002.
      Gains (losses) on properties sold are determined on a property-by-property basis and are not comparable period to period. See Note 15 of the consolidated financial statements in Item 8 for more details on discontinued operations.

Cumulative Effect of Change in Accounting Principle
      On March 31, 2004, we recorded a $4.0 million cumulative effect of change in accounting principle related to the adoption of FIN 46. This charge is attributable to our recognition of cumulative losses allocable to minority interest that would otherwise have resulted in minority interest deficits. See Note 2 of the consolidated financial statements in Item 8 for further information.
Critical Accounting Policies and Estimates
      We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets
      Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.
      Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as an increase in unemployment or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in market capitalization rates; and

•	the relative illiquidity of such investments.
      Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we have determined that the carrying amount for our properties to be held and used is recoverable and, therefore, we did not record any impairment losses related to such properties during the years ended December 31, 2004, 2003 and 2002.

Notes Receivable and Interest Income Recognition
      Notes receivable from unconsolidated real estate partnerships consist primarily of subordinated notes receivable from partnerships in which we are the general partner. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
      We record interest income on par value notes as earned in accordance with the terms of the related loan agreements. We discontinue the accrual of interest on such notes when the notes are impaired, as discussed below, or when there is otherwise significant uncertainty as to the collection of interest. We record income on such nonaccrual loans using the cost recovery method, under which we apply cash receipts first to the recorded amount of the loan; thereafter, any additional receipts are recognized as income.
      We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. For the year ended December 31, 2004, if we had not been able to complete certain transactions, our accretion income would have decreased by $6.3 million ($0.06 per basic and diluted share). Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.

Allowance for Losses on Notes Receivable
      We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate.
      During the year ended December 31, 2004, we recorded $1.8 million in net recovery of impairment losses on notes receivable. During the years ended December 31, 2003 and 2002, we identified and recorded

$2.2 million, and $9.0 million in impairment losses on notes receivable (net of recoveries), respectively. We will continue to evaluate the collectibility of these notes, and we may adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs
      We capitalize direct and allocable indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, Capital Improvement and Capital Replacement activities. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. The amounts capitalized depend on the volume and costs of such activities. Based on the level of capital spending during the year ended December 31, 2004, if capital activities had increased or decreased during the period by 10%, our income before minority interest would have increased or decreased, respectively, by approximately $5.1 million. See further discussion under the heading “Capital Expenditures.”
Funds From Operations
      Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock, adding back dividends/ distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

      For the years ended December 31, 2004, 2003 and 2002, our FFO is calculated as follows (amounts in thousands):

	2004	2003	2002

Net income attributable to common stockholders(1)	$174,693	$65,292	$75,488
Adjustments:
Depreciation and amortization(2)	368,844	331,609	268,085
Depreciation and amortization related to non-real estate assets	(18,349)	(20,370)	(19,070)
Depreciation on rental property related to minority partners’ interest(3)	(43,387)	(28,714)	(22,542)
Depreciation on rental property related to unconsolidated entities	22,360	25,817	33,549
(Gain) loss on disposition of real estate related to unconsolidated entities and other	(68,634)	(3,178)	22,362
Gain on dispositions of non-depreciable assets	38,977	—	—
Deficit distributions to minority partners, net(4)	18,007	22,629	27,535
Cumulative effect of change in accounting principle	3,957	—	—
Discontinued operations:
Depreciation on rental property, net of minority partners’ interest(3)	12,404	37,349	48,458
(Gain) loss on dispositions of real estate, net of minority partners’ interest(3)	(249,944)	(101,849)	6,021
(Recovery of deficit distributions) deficit distributions to minority partners(4)	(3,863)	(10,686)	765
Income tax arising from disposals	16,015	12,134	2,507
Minority interest in Aimco Operating Partnership’s share of above adjustments	(10,289)	(29,910)	(44,500)
Preferred stock dividends	85,315	85,920	93,558
Redemption related preferred stock issuance costs	3,489	7,645	—

Funds From Operations	$349,595	$393,688	$492,216
Preferred stock dividends	(85,315)	(85,920)	(93,558)
Redemption related preferred stock issuance costs	(3,489)	(7,645)	—
Dividends/distributions on dilutive preferred securities	2,798	11,330	38,091
Interest expense on mandatorily redeemable convertible preferred securities	—	987	1,161

Funds From Operations attributable to common stockholders — diluted	$263,589	$312,440	$437,910

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents(5)	93,252	92,968	86,773
Dilutive preferred securities	1,106	3,639	9,588

Total	94,358	96,607	96,361

Notes:

(1)	Represents our numerator for earnings per common share calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a cost related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(5)	Represents our denominator for earnings per common share — diluted calculated in accordance with GAAP plus additional common share equivalents that are dilutive for FFO.

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
      Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
      At December 31, 2004, we had $105.3 million in cash and cash equivalents, a decrease of $9.1 million from December 31, 2003, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance on the revolving credit facility (see Note 8 to the consolidated financial statements in Item 8). At December 31, 2004, we had $282.0 million of restricted cash (including $12.6 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8.

Operating Activities
      For the year ended December 31, 2004, our net cash provided by operating activities of $365.5 million was primarily from operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This decreased $98.4 million compared with the year ended December 31, 2003, driven primarily by lower property operating results.

Investing Activities
      For the year ended December 31, 2004, our net cash provided by investing activities of $336.9 million primarily resulted from proceeds received from sales of properties, offset by the acquisition of The Palazzo at Park La Brea and several other properties (see Note 3 of the consolidated financial statements in Item 8 for further information on acquisitions), as well as investments in our existing real estate assets through capital spending (see further discussion on capital expenditures under the heading “Capital Expenditures”).
      Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. In the year ended December 31, 2004, we sold 54 consolidated properties, three consolidated land parcels, and 53 unconsolidated properties. These properties were sold for an aggregate sales price of $1.4 billion, of which $1.0 billion related to the consolidated properties and land parcels. The sale of the consolidated properties generated proceeds totaling $971.6 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 107 properties and three land parcels, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $530.3 million, of which $60.9 million related to the unconsolidated properties. Of the $60.9 million, $39.0 million was received as of December 31, 2004, and was included in our distributions received from investments in unconsolidated real estate partnerships. These proceeds were used to repay a portion of our outstanding short-term indebtedness, redeem preferred securities, and for other corporate purposes.
      We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2005 dispositions are expected to be $500 million to $550 million, and we plan to use such proceeds to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Financing Activities
      For the year ended December 31, 2004, net cash used in financing activities of $711.5 million primarily related to payments on our secured notes payable, the repayment in full of the term loan we entered into in connection with the Casden Transactions, payment of our dividends, and the full or partial redemptions of mandatorily redeemable preferred securities, the Class P Convertible Cumulative Preferred Stock, the Class D Cumulative Preferred Stock and the Class N Cumulative Preferred Stock. These were offset by proceeds from the issuance of Class U Cumulative Preferred Stock, Class V Cumulative Preferred Stock, Class Y Cumulative Preferred Stock and mortgage loans (see notes to the consolidated financial statements in Item 8 for further details on these activities).

Mortgage Debt
      At December 31, 2004, we had $5.6 billion in consolidated mortgage debt outstanding as compared to $5.2 billion outstanding at December 31, 2003. During the year ended December 31, 2004, we refinanced or closed mortgage loans on 38 consolidated properties generating $444.3 million of proceeds from borrowings with a weighted average interest rate of 4.03%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $120.2 million. In addition, we closed mortgage loans on 22 unconsolidated properties, with a weighted average interest rate of 4.04%. Our share of the net proceeds from these 22 mortgage loans totaled $26.2 million and are included in our distributions received from investments in unconsolidated real estate partnerships within investing activities. We used our total net proceeds from all loans closed of $146.4 million to repay existing short-term debt and for other corporate purposes. In 2005, we intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
      During the year ended December 31, 2004, we closed five mortgage loans totaling $126.8 million, with a weighted average interest rate of 3.40%, to finance our acquisitions.

Revolving Credit Facility and Term Loans
      On November 2, 2004, we entered into an Amended and Restated Senior Secured Credit Agreement, which we refer to as the Credit Agreement, with a syndicate of financial institutions. The Credit Agreement replaced our previous two separate credit agreements. The original aggregate commitment under the Credit Agreement is $750 million, comprised of $450 million of revolving loan commitments and a $300 million term loan tranche. Proceeds from the term loan made on the closing date were used to repay the outstanding indebtedness under our previous loan facilities and for other corporate purposes. Proceeds from the revolving loans made on the closing date were used to repay outstanding indebtedness under the previous loan facilities. The term loan matures on November 2, 2009 and the revolving loans mature on November 2, 2007. See Note 8 of the consolidated financial statements in Item 8 for detailed information on the Credit Agreement.
      At December 31, 2004, the outstanding principal balance of the term loan was $300.0 million at an interest rate of 4.18% (based on LIBOR plus 2.00%). The proceeds of future term loans are generally permitted to be used to fund general working capital and other corporate purposes.
      At December 31, 2004, the outstanding principal balance of the revolving loans was $68.7 million at an interest rate of 4.64% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving credit facility at December 31, 2004 was $358.2 million (after giving effect to $23.1 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of future revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
      Additionally, during 2004, we repaid $104.4 million of indebtedness that was incurred in connection with the Casden Transactions.

Equity Transactions
      During the year ended December 31, 2004, we issued $522.5 million of new preferred securities with rates ranging from 7.75% to 8.5%. With proceeds from these issuances, we redeemed or exchanged $336.2 million of outstanding preferred securities with rates ranging from 8.75% to 9.00%. Additionally, we redeemed all outstanding shares of Class S Cumulative Redeemable Preferred Stock for $98.9 million (see Notes 7 and 13 to the consolidated financial statements in Item 8).
      Under our shelf registration, which was declared effective in April 2004, we had approximately $877 million of debt and equity securities available and the Aimco Operating Partnership had $500 million of debt available as of December 31, 2004 (see Notes 12 and 13 to the consolidated financial statements in Item 8 for further details on the shelf registration statement and preferred securities). We intend to continue to issue preferred securities in both public offerings and private placements to generate proceeds that we will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.
      Our Board of Directors has, from time to time and most recently in 2001, authorized us to repurchase shares of our outstanding capital stock. Currently, we are authorized to repurchase up to a total of approximately 1.5 million shares of either our Common Stock or preferred stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. On February 18, 19 and 24, 2004, we purchased in the open market 30,000, 60,000 and 20,000 shares of Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Additionally, on February 24, 2004, we completed the purchase of 287,272 shares of Common Stock at a price of $31.60 per share in a privately negotiated transaction.
      The dividend paid in February 2005 of $0.60 per share represents a distribution of 120% of diluted Adjusted Funds From Operations, which we refer to as AFFO, and 83% of diluted FFO for the quarter ended December 31, 2004.

Capital Expenditures
      Effective January 1, 2004, we classify all capital spending as Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI) or redevelopment. We believe the new classifications are simpler to apply, allow more discrete differentiation between categories, facilitate sound economic decisions, and assist investors and analysts in better understanding our capital spending.
      Non-redevelopment capitalizable expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property (i.e., the portion that was consumed during our ownership of the item represents CR; the portion of the item that was consumed prior to our ownership represents CI).
      For the year ended December 31, 2004, we spent a total of $77.2 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the year ended December 31, 2004, we spent a total of $82.4 million and $88.8 million, respectively, on CI and redevelopment. CI expenditures represent all non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition, and redevelopment expenditures represent expenditures that substantially upgrade the property.

      The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI and redevelopment for the year ended December 31, 2004 on a per unit and total dollar basis (based on approximately 160,000 ownership equivalent units), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit

Capital Replacements Detail:
Building interiors	$14,839	$93
Includes: hot water heaters, kitchen/bath
Building exteriors	12,011	75
Includes: roofs, exterior painting, electrical, plumbing
Landscaping and grounds	7,928	50
Includes: parking lot improvements, pool improvements
Turnover related	29,311	183
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized payroll and other indirect costs	13,152	82

Total our share of Capital Replacements	$77,241	$483

Capital Replacements:
Conventional	$67,491
Affordable	9,750

Total our share of Capital Replacements	77,241

Capital Improvements:
Conventional	62,339
Affordable	20,030

Total our share of Capital Improvements	82,369

Redevelopment:
Conventional	75,259
Affordable	13,550

Total our share of redevelopment	88,809

Total our share of capital expenditures	248,419

Plus minority partners’ share of consolidated spending	68,027
Less our share of unconsolidated spending	(14,509)

Total capital expenditures per Consolidated Statement of Cash Flows	$301,937

      Included in the above spending for CI and redevelopment, is approximately $26.6 million of our share of capitalized payroll and other indirect costs related to these activities for the year ended December 31, 2004.
      We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the revolving credit facility.

Contractual Obligations
      This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2004 (amounts in thousands):

		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Scheduled long-term debt maturities	$5,604,653	$254,840	$1,006,250	$600,811	$3,742,752
Secured credit facility and term loans	368,700	—	68,700	300,000	—
Mandatorily redeemable preferred securities(1)	15,019	—	—	—	15,019
Redevelopment and other construction commitments	72,706	69,943	2,254	509	—
Commitments to purchase real estate(2)	485,500	485,500	—	—	—
Leases for space occupied	46,926	7,262	14,292	11,337	14,035
Development fee payments(3)	22,500	10,000	12,500	—	—

Total	$6,616,004	$827,545	$1,103,996	$912,657	$3,771,806

(1)	Mandatorily redeemable preferred securities were fully redeemed on January 11, 2005 (see Note 22 of the consolidated financial statements in Item 8 for further information).

(2)	Of the $485.5 million total: $201 million was associated with our commitment to purchase Westwood (a commitment entered into in connection with the Casden Transactions), which commitment was extinguished on January 3, 2005; and $199 million was associated with our commitment to acquire the Palazzo East at Park La Brea (a commitment entered into in connection with the Casden Transactions), which transaction was completed on February 28, 2005. As a result, as of February 28, 2005 the total remaining commitment to purchase real estate is $85.5 million. See Notes 9 and 22 of the consolidated financial statements in Item 8.

(3)	The development fee payments above were established in connection with the Casden Transactions and our commitment as it relates to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.

Future Capital Needs
      In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, additional redevelopment projects and capital improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows.
Off-Balance Sheet Arrangements
      We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through portfolio acquisitions, individual property purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. The requirement or ability to consolidate a real estate partnership is determined by FIN 46 (see Note 2 of the consolidated financial statements in Item 8). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees (see Note 9 of the consolidated financial statements in Item 8). Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements. See Note 4 of the consolidated financial statements in Item 8 for additional information on our unconsolidated real estate partnerships.

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
      We had $1,533.2 million of floating rate debt outstanding at December 31, 2004. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($741.8 million), floating rate secured notes ($422.7 million), revolving loans ($68.7 million), and the term loan ($300.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $15.3 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 52.1% of the 10-year Treasury Yield. If this relationship continues, an increase in the 10-year Treasury Yield, of 1% (0.52% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $11.8 million on an annual basis. At December 31, 2004, we had $4,455.2 million of fixed-rate debt outstanding. As of December 31, 2003, based on our level of floating rate debt of $1,599.0 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $16.0 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates decreased $0.7 million for 2004 compared to 2003 due to lower floating rate balances resulting from the redemption of Class S Cumulative Redeemable Preferred Stock and repayment of a portion of the term loan.
      We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of December 31, 2004 approximate their carrying values. The fair value for our fixed-rate debt agreements were estimated based on the quoted market rate for the same or similar issues. The combined carrying amount of our fixed-rate secured tax-exempt bonds and fixed rate secured notes payable at December 31, 2004 was $4.4 billion compared to the computed fair value of $4.8 billion (see Note 2 to the consolidated financial statements in Item 8).
      As of December 31, 2004, the scheduled principal amortization and maturity payments for our consolidated secured notes payable and consolidated secured tax-exempt bonds were as follows (dollars in thousands):

	Amortization	Maturities	Total	Percentage

2005	$128,720	$126,120	$254,840	4.5%
2006	133,238	495,054	628,292	11.2
2007	140,490	237,468	377,958	6.7
2008	145,163	178,215	323,378	5.8
2009	152,794	124,639	277,433	5.0
Thereafter			3,742,752	66.8

			$5,604,653	100.0%

Item 8.	Financial Statements and Supplementary Data
      The independent registered public accounting firm’s report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
      Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment, management concluded that, as of December 31, 2004, the company’s internal control over financial reporting is effective.
      The company’s independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
      There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during fourth quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Apartment Investment and Management Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apartment Investment and Management Company (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Apartment Investment and Management Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apartment Investment and Management Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 10, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is presented under the captions “Board of Directors and Officers,” “Corporate Governance Matters — Code of Ethics” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item is presented under the captions “Corporate Governance Matters — Compensation of Directors,” “Corporate Governance Matters — Compensation and Human Resources Committee Interlocks and Insider Participation,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values,” “Employment Arrangements” and “Stock Price Performance Graph” in the proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
      (a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
      (a)(3) The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to Aimco’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)
10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

Exhibit No.	Description

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

Exhibit No.	Description

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.32	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)
10.34	Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35	Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.36	Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.37	Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.38	Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.39	Thirty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 30, 2004 (Exhibit 10.39 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.40	Thirty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 17, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by this reference)
10.41	Fortieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 18, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by this reference)
10.42	Forty-First Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 24, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)

Exhibit No.	Description

10.43	Forty-Second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.44	Forty-Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.45	Forty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.46	Forty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 18, 2005, is incorporated herein by this reference)
10.47	Forty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by this reference)
10.48	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.49	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.50	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.51	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.52	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.53	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.54	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.55	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.56	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to Aimco’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*
10.57	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
21.1	List of Subsidiaries

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

Apartment Investment and
Management Company

/s/ Terry Considine

Terry Considine
Chairman of the Board,
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Considine Terry Considine	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 14, 2005

/s/ Paul J. McAuliffe Paul J. McAuliffe	Executive Vice President and Chief Financial Officer (principal financial officer)	March 14, 2005

/s/ Thomas M. Herzog Thomas M. Herzog	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 14, 2005

/s/ James N. Bailey James N. Bailey	Director	March 14, 2005

/s/ Richard S. Ellwood Richard S. Ellwood	Director	March 14, 2005

/s/ J. Landis Martin J. Landis Martin	Director	March 14, 2005

/s/ Thomas L. Rhodes Thomas L. Rhodes	Director	March 14, 2005

/s/ Michael A. Stein Michael A. Stein	Director	March 14, 2005

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors Apartment Investment and Management Company
We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 10, 2005

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003
(In thousands, except share data)

	2004	2003

ASSETS
Real estate:
Land	$2,211,109	$1,959,382
Buildings and improvements	8,588,649	7,887,573

Total real estate	10,799,758	9,846,955
Less accumulated depreciation	(2,014,712)	(1,701,512)

Net real estate	8,785,046	8,145,443
Cash and cash equivalents	105,343	114,432
Restricted cash	269,368	242,066
Accounts receivable	75,044	64,341
Accounts receivable from affiliates	39,216	55,003
Deferred financing costs	72,426	69,402
Notes receivable from unconsolidated real estate partnerships	165,289	139,930
Notes receivable from non-affiliates	31,716	68,771
Investment in unconsolidated real estate partnerships	188,137	230,054
Other assets	287,381	266,685
Assets held for sale	53,275	691,267

Total assets	$10,072,241	$10,087,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured tax-exempt bond financing	$1,133,794	$1,064,250
Secured notes payable	4,470,859	4,118,445
Mandatorily redeemable preferred securities	15,019	113,619
Term loans	300,000	354,387
Credit facility	68,700	81,000

Total indebtedness	5,988,372	5,731,701

Accounts payable	34,663	30,765
Accrued liabilities and other	400,971	366,644
Deferred income	47,203	25,573
Security deposits	38,063	38,099
Deferred income taxes payable, net	20,139	19,993
Liabilities related to assets held for sale	50,829	515,595

Total liabilities	6,580,240	6,728,370

Minority interest in consolidated real estate partnerships	211,804	194,462
Minority interest in Aimco Operating Partnership	272,037	303,905
Stockholders’ equity:
Preferred Stock, perpetual	891,500	555,250
Preferred Stock, convertible	150,000	299,992
Class A Common Stock, $.01 par value, 426,157,976 and 444,962,738 shares authorized, 94,853,696 and 93,887,040 shares issued and outstanding, at December 31, 2004 and 2003, respectively	949	939
Additional paid-in capital	3,070,073	3,053,312
Unvested restricted stock	(19,740)	(10,772)
Notes due on common stock purchases	(36,725)	(40,046)
Distributions in excess of earnings	(1,047,897)	(998,018)

Total stockholders’ equity	3,008,160	2,860,657

Total liabilities and stockholders’ equity	$10,072,241	$10,087,394

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002

REVENUES:
Rental and other property revenues	$1,401,653	$1,336,515	$1,188,747
Property management revenues, primarily from affiliates	32,461	37,992	56,550
Activity fees and asset management revenues, primarily from affiliates	34,801	20,198	21,622

Total revenues	1,468,915	1,394,705	1,266,919

EXPENSES:
Property operating expenses	668,807	585,185	465,318
Property management expenses	9,199	8,106	7,340
Activity and asset management expenses	11,802	8,367	9,747
Depreciation and amortization	368,844	331,609	268,085
General and administrative expenses	78,093	48,670	49,068
Other expenses (income), net	3,412	(6,251)	2,035

Total expenses	1,140,157	975,686	801,593

Operating income	328,758	419,019	465,326
Interest income	32,470	24,824	76,425
Recovery of (provision for) losses on notes receivable	1,765	(2,183)	(9,006)
Interest expense	(366,617)	(341,771)	(294,741)
Deficit distributions to minority partners, net	(18,007)	(22,629)	(27,535)
Equity in (losses) earnings of unconsolidated real estate partnerships	(1,768)	(6,428)	694
Impairment losses related to unconsolidated real estate partnerships	(3,426)	(4,122)	(5,540)
Gain (loss) on dispositions of real estate related to unconsolidated entities and other	68,634	3,178	(22,362)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	41,809	69,888	183,261
Minority interests:
Minority interest in consolidated real estate partnerships	17,304	(147)	(13,693)
Minority interest in Aimco Operating Partnership, preferred	(7,858)	(9,312)	(10,874)
Minority interest in Aimco Operating Partnership, common	4,441	3,719	(10,088)

Total minority interests	13,887	(5,740)	(34,655)

Income from continuing operations	55,696	64,148	148,606
Income from discontinued operations, net	211,758	94,709	20,440

Income before cumulative effect of change in accounting principle	267,454	158,857	169,046
Cumulative effect of change in accounting principle	(3,957)	—	—

Net income	263,497	158,857	169,046
Net income attributable to preferred stockholders	88,804	93,565	93,558

Net income attributable to common stockholders	$174,693	$65,292	$75,488

Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of preferred dividends)	$(0.36)	$(0.32)	$0.64
Income from discontinued operations	2.28	1.02	0.24
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income attributable to common stockholders	$1.88	$0.70	$0.88

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of preferred dividends)	$(0.36)	$(0.32)	$0.63
Income from discontinued operations	2.28	1.02	0.24
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income attributable to common stockholders	$1.88	$0.70	$0.87

Weighted average common shares outstanding	93,118	92,850	85,698

Weighted average common shares and equivalents outstanding	93,118	92,850	86,773

Dividends declared per common share	$2.40	$2.84	$3.28

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

			Class A				Notes
	Preferred Stock		Common Stock				Due on
					Additional	Unvested	Common	Distributions
	Shares		Shares		Paid-In	Restricted	Stock	in Excess
	Issued	Amount	Issued	Amount	Capital	Stock	Purchases	of Earnings	Total

BALANCE DECEMBER 31, 2001	41,644	$1,124,467	74,499	$745	$2,209,803	$(5,775)	$(46,460)	$(572,165)	$2,710,615
Net proceeds from issuances of Preferred Stock	2,000	50,000	—	—	511	—	—	—	50,511
Net proceeds from issuances of Class A Common stock	—	—	8,000	80	367,673	—	—	—	367,753
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	1,100	11	45,830	—	—	—	45,841
Conversion of Classes B, K, L, and P Preferred Stock to Class A Common Stock	(7,919)	(229,455)	5,699	57	229,398	—	—	—	—
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	107	1	5,467	—	—	—	5,468
Repayment of notes receivable from officers	—	—	—	—	—	—	5,251	—	5,251
Purchase of stock by officers and awards of restricted stock, net of forfeitures	—	—	268	3	13,373	(5,537)	(7,755)	—	84
Stock options and warrants exercised	—	—	567	6	12,151		—	—	12,157
Amortization of unvested restricted stock	—	—	—	—	—	4,233	—	—	4,233
Class A Common Stock issued as consideration for the Casden Transactions	—	—	3,508	35	164,847	—	—	—	164,882
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	22	—	1,004	—	—	—	1,004
Net income	—	—	—	—	—	—	—	169,046	169,046
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(278,867)	(278,867)
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(94,591)	(94,591)

BALANCE DECEMBER 31, 2002	35,725	945,012	93,770	938	3,050,057	(7,079)	(48,964)	(776,577)	3,163,387
Net proceeds from issuances of Preferred Stock	6,000	150,000	—	—	(5,192)	—	—	—	144,808
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	338	3	12,032	—	—	—	12,035
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	22	—	884	—	—	—	884
Redemption of Preferred Stock	(9,600)	(239,770)	—	—	—	—	—	—	(239,770)
Class A Common Stock received under Casden indemnification agreement and other activity	—	—	(585)	(6)	(25,520)	—	—	—	(25,526)
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	1	—	50	—	—	—	50
Repayment of notes receivable from officers	—	—	—	—	—	—	10,518	—	10,518
Purchase of stock by officers and awards of restricted stock, net of forfeitures	—	—	265	3	9,968	(7,781)	(1,600)	—	590
Stock options exercised	—	—	72	1	2,343	—	—	—	2,344
Amortization of stock option fair value and unvested restricted stock	—	—	—	—	892	4,088	—	—	4,980
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	4	—	153	—	—	—	153
Net income	—	—	—	—	—	—	—	158,857	158,857
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(285,054)	(285,054)
Redemption related preferred stock issuance costs	—	—	—	—	7,645	—	—	(7,645)	—
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(87,599)	(87,599)

BALANCE DECEMBER 31, 2003	32,125	855,242	93,887	939	3,053,312	(10,772)	(40,046)	(998,018)	2,860,657
Net proceeds from issuances/exchanges of Preferred Stock	18,805	372,500	—	—	(12,828)	—	—	—	359,672
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	735	7	23,315	—	—	—	23,322
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	8	—	259	—	—	—	259
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	2	—	100	—	—	—	100
Repurchase of Class A Common Stock	—	—	(397)	(4)	(12,594)	—	—	—	(12,598)
Redemption/exchange of Preferred Stock	(11,355)	(186,242)	—	—	149	—	—	—	(186,093)
Repayment of notes receivable from officers	—	—	—	—	—	—	4,639	—	4,639
Casden note receivable and legal settlement fair value contingent consideration adjustment	—	—	—	—	(4,848)	—	—	—	(4,848)
Purchase of stock by officers and awards of restricted stock and unrestricted stock awards, net of forfeitures	—	—	550	6	16,234	(13,871)	(1,318)	—	1,051
Stock options exercised	—	—	69	1	1,882	—	—	—	1,883
Amortization of stock option fair value and unvested restricted stock	—	—	—	—	1,603	4,903	—	—	6,506
Net income	—	—	—	—	—	—	—	263,497	263,497
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(225,903)	(225,903)
Redemption related preferred stock issuance costs	—	—	—	—	3,489	—	—	(3,489)	—
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(83,984)	(83,984)

BALANCE DECEMBER 31, 2004	39,575	$1,041,500	94,854	$949	$3,070,073	$(19,740)	$(36,725)	$(1,047,897)	$3,008,160

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,497	158,857	169,046

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,844	331,609	268,085
Deficit distributions to minority partners, net	18,007	22,629	27,535
Equity in losses (earnings) of unconsolidated real estate partnerships	1,768	6,428	(694)
(Gain) loss on dispositions of real estate related to unconsolidated entities and other	(68,634)	(3,178)	22,362
Impairment losses related to unconsolidated real estate partnerships	3,426	4,122	5,540
Deferred income tax provision (benefit)	706	(11,215)	(1,815)
Cumulative effect of change in accounting principle	3,957	—	—
Minority interest in Aimco Operating Partnership	3,417	5,593	20,962
Minority interest in consolidated real estate partnerships	(17,304)	147	13,693
Stock-based compensation expense	6,506	4,980	4,233
Amortization of deferred loan costs and other	5,484	(5,002)	(12,353)
Discontinued operations:
Depreciation and amortization	13,883	41,607	54,897
(Recovery of deficit distributions) deficit distributions to minority partners, net	(3,863)	(10,686)	765
(Gain) loss on dispositions of real estate, net of minority partners’ interest	(249,944)	(101,849)	6,021
Impairment losses on real estate assets sold or held for sale	7,289	8,991	2,937
Minority interest in consolidated real estate partnerships	445	2,203	2,019
Minority interest in Aimco Operating Partnership	25,307	12,074	2,946
Changes in operating assets and operating liabilities:
Accounts receivable	(2,067)	5,763	(1,904)
Other assets	(11,406)	5,632	(2,510)
Accounts payable, accrued liabilities and other	(3,795)	(14,826)	(73,812)

Total adjustments	102,026	305,022	338,907

Net cash provided by operating activities	365,523	463,879	507,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(280,002)	(126,046)	(578,745)
Capital expenditures	(301,937)	(245,528)	(270,096)
Proceeds from dispositions of real estate	971,568	697,642	370,837
Funds held in escrow from tax-free exchanges	5,489	(21,643)	—
Purchases of non-real estate related corporate assets	(28,270)	(23,621)	(3,164)
Proceeds from sale of investments and other assets	—	6,730	22,747
Cash from newly consolidated properties	14,765	5,835	13,602
Purchases of general and limited partnership interests and other assets	(104,441)	(51,356)	(75,985)
Originations of notes receivable from unconsolidated real estate partnerships	(76,157)	(71,969)	(109,475)
Proceeds from repayment of notes receivable	79,599	60,576	83,332
Cash paid in connection with merger/acquisition related costs	(15,861)	(16,383)	(260,874)
Distributions received from investments in unconsolidated real estate partnerships	72,160	64,046	10,780

Net cash provided by (used in) investing activities	336,913	278,283	(797,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	501,611	445,793	956,565
Principal repayments on secured notes payable	(728,084)	(755,786)	(642,745)
Proceeds from tax-exempt bond financing	69,471	14,505	297,551
Principal repayments on tax-exempt bond financing	(188,577)	(77,793)	(423,613)
Net borrowings (paydowns) on term loans and revolving credit facility	(66,687)	29,376	192,509
Proceeds from other borrowings	38,871	—	—
Payment of loan costs	(17,576)	(19,516)	(17,384)
Proceeds from issuance (redemption) of mandatorily redeemable preferred securities	(98,875)	97,250	—
Proceeds from issuance of Class A Common Stock, High Performance Units and exercise of options/warrants	3,164	4,552	373,504
Proceeds from issuance of preferred stock, net	359,672	144,808	50,511
Redemptions of preferred stock	(186,093)	(239,770)	—
Principal repayments received on notes due on Class A Common Stock purchases	4,639	10,518	5,251
Repurchase of Class A Common Stock and redemption of OP Units	(18,410)	(1,287)	(684)
Payment of Class A Common Stock dividends	(225,903)	(285,054)	(278,867)
Contributions from minority interest	44,292	100,684	—
Payment of distributions to minority interest	(119,056)	(107,964)	(109,366)
Payment of preferred stock dividends	(83,984)	(87,599)	(94,591)

Net cash (used in) provided by financing activities	(711,525)	(727,283)	308,641

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,089)	14,879	19,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114,432	99,553	80,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,343	$114,432	$99,553

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$383,758	$386,812	$347,352
Non Cash Transactions Associated with the Acquisition of Real Estate and Interests in Unconsolidated Real Estate Partnerships:
Secured debt assumed in connection with purchase of real estate	83,114	45,009	—
Issuance of OP Units for interests in unconsolidated real estate partnerships and other interests	2,147	841	22,460
OP Units issued for acquisitions of real estate	462	—	—
Non Cash Transactions Associated with Mergers:
Real estate	—	(63,535)	1,076,569
Investments in and notes receivable, primarily from unconsolidated real estate partnerships	—	(2,163)	41,722
Restricted cash	—	11,979	70,095
Other assets	—	3,349	42,336
Secured debt	—	—	684,661
Accounts payable, accrued and other liabilities	—	49,770	129,668
Deferred income tax payable, net	—	600	2,147
OP Units issued	—	—	41,491
Class A Common Stock issued	—	—	164,882
Non Cash Transactions Associated with Consolidation of Assets:
Real estate	231,932	152,248	743,014
Investments in and notes receivable primarily from affiliated entities	(40,178)	(52,478)	(271,231)
Restricted cash	21,105	4,737	19,492
Other assets	26,639	5,235	44,294
Secured debt	204,243	101,962	488,464
Accounts payable, accrued and other liabilities	21,394	7,030	39,960
Minority interest in consolidated real estate partnerships	29,439	6,585	16,337
Other:
Conversion of Common OP Units for Class A Common Stock	23,322	12,035	45,841
Conversion of Preferred OP Units for Class A Common Stock	259	884	—
Origination of notes receivable from officers for Class A Common Stock purchases	1,528	1,600	7,755
Conversion of Preferred Stock into Class A Common Stock	—	50	234,923
Exchanges of Preferred Stock	150,000	—	—
Tenders payable for purchase of limited partner interests	2,799	10,037	340
See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1 —	Organization
      Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2004, we owned or managed a real estate portfolio of 1,499 apartment properties containing 263,734 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2004, we were the largest REIT owner and operator of apartment properties in the United States.
      As of December 31, 2004, we:

•	owned an equity interest in and consolidated 169,932 units in 676 properties (which we refer to as “consolidated”), of which 169,276 units were also managed by us;

•	owned an equity interest in and did not consolidate 44,728 units in 330 properties (which we refer to as “unconsolidated”), of which 38,129 units were also managed by us; and

•	provided services or managed, for third-party owners, 49,074 units in 493 properties, primarily pursuant to long-term agreements (including 41,233 units in 421 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
      Through our wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2004, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco’s Class A Common Stock at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Aimco Class A Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. During 2004, 2003 and 2002, the weighted average ownership interest in the Aimco Operating Partnership held by the common OP Unit holders was 10%, 11%, and 13%, respectively. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At December 31, 2004, 94,853,696 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,840,754 common OP Units and equivalents outstanding for a combined total of 105,694,450 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
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
      As a result of the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, as of March 31, 2004, we consolidate all variable interest entities for which we are the primary beneficiary. See below for additional information about the adoption of FIN 46.

Adoption of New Accounting Pronouncements

FASB Interpretation No. 46
      As of March 31, 2004, we adopted FIN 46 and applied its requirements to all entities in which we hold a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
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
      As of December 31, 2004, we were the primary beneficiary of and consolidated 39 VIEs, which owned 35 apartment properties with 4,730 units. Real estate with a carrying value of $104.1 million collateralized the debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2004, we also held variable interests in 61 VIEs for which we were not the primary beneficiary. Those 61 VIEs consist primarily of partnerships, in which we acquired an interest prior to the adoption of FIN 46, that are engaged, directly or indirectly, in the ownership and management of 67 apartment properties with 7,407 units. We are involved with those VIEs as a non-controlling equity holder, lender, management agent, or through other contractual relationships. Our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling

$37.5 million at December 31, 2004. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

Statement of Financial Accounting Standards No. 150
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of July 1, 2003 and now present mandatorily redeemable securities within the scope of SFAS 150 as liabilities (see Note 7).
      In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. Minority interest in consolidated real estate partnerships consists primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of minority interests. The aggregate carrying value of minority interests in consolidated real estate partnerships is approximately $211.8 million at December 31, 2004. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life minority interests, the number of properties in which there is direct or indirect minority ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, management believes it is impracticable to determine the required payment to the minority interests at December 31, 2004 in an assumed liquidation. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our minority interests exceeds their aggregate carrying value. As a result of our ability to control real estate sales and other events that require payment of minority interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related minority interests, we anticipate that the eventual payment of these minority interests will not have an adverse impact on our financial condition.

Acquisition of Real Estate Assets and Related Depreciation and Amortization
      We capitalize the purchase price and incremental direct costs associated with the acquisition of properties as the cost of the assets acquired. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, we allocate the cost of acquired properties to land, building, furniture, fixtures and equipment and intangibles, such as the value of above and below market leases, and origination costs associated with the in-place leases. In order to allocate purchase price on these various components we perform the following procedures for properties we acquire:

1.	Determine the “as-if vacant” fair value of the physical property acquired (this value assumes the property goes “dark”);

2.	Allocate the “as-if vacant” fair value among land, building, improvements (based on real estate valuation techniques), and furniture, fixtures and equipment; and

3.	Compute the difference between the purchase price of the property and the “as-if vacant” fair value and allocate such difference to leases in-place (based on the nature of our business, customer relationship value is assumed to be zero), which will represent the total intangible assets. The fair value of the leases in-place are comprised of:

a.	The value of the above and/or below market leases in-place. Above-market and below-market in-place lease values are computed based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the period, including estimated lease renewals for below-market leases, that the leases are expected to remain in effect.

b.	Avoided leasing commissions and other costs that were incurred to execute leases.

c.	The value associated with lost rents during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand).
      The values of the above and below market leases are amortized over the remaining terms of the associated lease, including estimated lease renewals for below-market leases, to rental income. For the values associated with avoided leasing commissions and other costs that were incurred to execute leases and the value associated with lost rents during the absorption period, amortization expense is recorded over the expected terms of the associated leases. If a resident vacates the unit prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
      Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a composite life of 14 to 52 years, based on the age, condition and other physical characteristics of the property. Furniture, fixtures and equipment associated with acquired properties are depreciated over five years.

Capital Expenditures and Related Depreciation
      We capitalize direct and certain indirect costs incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Direct costs consist of costs that are directly identifiable with a specific project and include payroll costs associated with time spent by site employees in connection with the planning, execution and control of the project. Indirect costs consist of interest, property taxes, and certain other costs, including an allocation of costs incurred by certain departments that perform activities that clearly relate to capital projects. Costs incurred in connection with capital projects are capitalized where the direct costs of the project, excluding direct labor, exceed $250. Expenditures for ordinary repairs, maintenance and resident turnover costs are expensed as incurred. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses.
      The costs of capital projects are depreciated over the estimated useful life of the related component or improvement, which is generally five to fifteen years. Certain homogeneous items that are purchased in bulk on a recurring basis, such as carpeting and appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of property casualties, where the net book value of lost property is written off in the determination of casualty gains or losses, we generally do not recognize any expense in connection with the replacement of an existing property component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.
      For the years ended December 31, 2004, 2003 and 2002, the amounts of capitalized interest were $9.5 million, $14.5 million and $16.8 million, respectively. Additionally, for the years ended December 31, 2004, 2003 and 2002, we capitalized payroll and indirect costs totaling $46.7 million, $45.4 million and $46.0 million, respectively.

Impairment of Long-Lived Assets
      Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, we have determined that the carrying amount for our properties to be held and used is recoverable and, therefore, we did not record any impairment losses related to such properties for the years ended December 31, 2004, 2003 and 2002.

Cash Equivalents
      We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash
      Restricted cash includes capital replacement reserves, tax-free exchange funds, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate all accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $2.4 million and $3.6 million as of December 31, 2004 and 2003, respectively.
      We evaluate all accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $4.5 million and $4.6 million as of December 31, 2004 and 2003, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
      Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate all accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $4.4 million and $3.0 million as of December 31, 2004 and 2003, respectively.

Deferred Costs
      We defer lender fees and other direct costs incurred in obtaining financing and amortize the cost over the terms of the related loan agreements. Amortization of these costs is included in interest expense.
      We defer leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortize the costs over the terms of the related leases. Amortization of these costs is included in property operating expenses.

Advertising Costs
      We generally expense all advertising costs as incurred to property operating expense. Total advertising expense for the years ended December 31, 2004, 2003 and 2002 was $29.0 million, $28.7 million and $19.6 million, respectively.

Notes Receivable from Unconsolidated Real Estate Partnerships and Related Interest Income and Provision for Losses
      Notes receivable from unconsolidated real estate partnerships consist primarily of subordinated notes receivable from partnerships in which we are the general partner. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
      We record interest income on par value notes as earned in accordance with the terms of the related loan agreements. We discontinue the accrual of interest on such notes when the notes are impaired, as discussed below, or when there is otherwise significant uncertainty as to the collection of interest. We record income on such nonaccrual loans using the cost recovery method, under which we apply cash receipts first to the recorded amount of the loan; thereafter, any additional receipts are recognized as income.
      We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method.
      We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate.

Investments in Unconsolidated Real Estate Partnerships
      We own general and limited partner interests in real estate partnerships that own apartment properties. We account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships, except for our share of impairments and property disposition gains related to such entities, which we report separately in the consolidated statements of income.

Intangible Assets
      At December 31, 2004 and 2003, other assets included goodwill of $88.1 million and $99.8 million, respectively, associated with the purchase of affordable properties and other businesses that we had previously amortized on a straight-line basis. We account for goodwill and other intangible assets in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 does not permit amortization of goodwill and other intangible assets with indefinite lives, but requires an annual impairment test of such assets. The first step of the impairment test compares the fair value of reporting units with their carrying amounts, including goodwill. Based on the application of the goodwill impairment test set forth in SFAS 142, we determined that our goodwill was not impaired in 2004, 2003 or 2002. The 2004 decrease in goodwill was attributable to a change in the accounting for our investment in a previously consolidated entity that we now account for under the equity method.

      Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to twenty years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.

Capitalized Software Costs
      Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. During 2004, we wrote off $1.1 million of software development costs. For the years ended December 31, 2004, 2003 and 2002, we capitalized software development costs totaling $18.1 million, $18.9 million and $8.0 million, respectively. At December 31, 2004 and 2003, other assets included $43.4 million and $36.7 million of net capitalized software, respectively.

Minority Interest in Consolidated Real Estate Partnerships
      We reflect unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2004, 2003, and 2002, we recorded charges for partnership losses resulting from depreciation of approximately $5.2 million, $1.5 million, and $7.0 million, respectively, that were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.

Revenue Recognition
      Our properties have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication, development and other services when the related fees are earned and are realized or realizable.

Stock-Based Compensation
      Effective January 1, 2003, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, or SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, we apply the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in recognition of compensation expense related to stock options based on the fair value of the stock options. For stock options granted prior to January 1, 2003, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense related to such options has been recognized. We recognize compensation expense for stock options accounted for under SFAS 123 and restricted stock awards ratably over the period the awards vest. Compensation expense is reversed as forfeitures occur.

      For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for our options granted over the last three years was estimated at the date of grant using a Black-Scholes valuation model with the following assumptions:

	2004	2003	2002

Risk free interest rate	3.5%	3.5%	4.2%
Expected dividend yield	7.5%	9.0%	7.5%
Volatility factor of the expected market price of our Common Stock	0.191	0.195	0.210
Weighted average expected life of options	5.0 years	5.0 years	4.5 years
Weighted average fair value of options granted during the year	$2.24	$2.26	$3.52
      The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and does not take into account vesting requirements or restrictions on transferability. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.
      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

	2004	2003	2002

Net income attributable to common stockholders, as reported	$174,693	$65,292	$75,488
Add: Stock-based employee compensation expense included in reported net income:
Restricted stock awards	4,903	4,088	4,233
Stock options	1,603	892	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(4,903)	(4,088)	(4,233)
Stock options	(4,289)	(4,744)	(6,921)
Add: Additional minority interest in Aimco Operating Partnership	276	435	871

Pro forma net income attributable to common stockholders	$172,283	$61,875	$69,438

Basic earnings per common share:
Reported	$1.88	$0.70	$0.88
Pro forma	$1.85	$0.67	$0.81
Diluted earnings per common share:
Reported	$1.88	$0.70	$0.87
Pro forma	$1.85	$0.67	$0.80
      The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic and diluted earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings. As discussed in Note 21, we are required to change our method of accounting for stock-based compensation in 2005.

Discontinued Operations
      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, or SFAS 144, we classify certain properties as held for sale (see Note 15). The property operating income, interest expense and interest income are presented in discontinued operations in both current periods and all comparable periods presented. In addition, depreciation is not recorded on properties held for sale, however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized.

Derivative Financial Instruments
      We primarily use long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. For our variable-rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair values of these instruments are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense. These instruments are not material to our financial position and results of operations.

Insurance
      We believe that our insurance coverages insure our properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we reinsure substantial portions of our property, workers’ compensation, health, and general liability insurance coverage. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.

Income Taxes
      We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to United States Federal income taxes at the corporate level on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to “throw back” dividends from the subsequent tax year in order to avoid current taxation on undistributed income. Throwing back of dividends can result in excise taxes. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.
      Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use the TRS format to facilitate our ability to offer certain services and activities to our residents that are not generally considered as qualifying REIT activities.
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

Fair Value of Financial Instruments
      The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2004 approximates their carrying value due to their relatively short-term nature. We further believe that the fair value of our variable rate secured tax-exempt bond debt and secured long-term debt also approximate their carrying value. For notes receivable, fixed rate secured tax-exempt bond debt and secured long-term debt, fair values have been based on estimates using present value techniques. Present value calculations vary significantly depending on the assumptions used, including the discount rate and estimates of future cash flows. We estimate fair value for our fixed rate debt agreements based on the quoted market prices for the same or similar issues. In many cases, the fair value estimates may not be realized in immediate settlement of the instruments. The estimated combined fair value of our notes receivable at December 31, 2004 and December 31, 2003, was approximately $201 million and $216 million, respectively. See Note 5 for further details on notes receivable. The estimated combined fair value of our secured tax-exempt bonds and secured notes payable at December 31, 2004 and December 31, 2003, was approximately $6.0 billion and $6.0 billion, respectively. See Note 6 for further details on secured tax-exempt bonds and secured notes payable.

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

Reclassifications
      Certain items included in the 2003 and 2002 financial statements amounts have been reclassified to conform to the 2004 presentation.
Note 3 — Acquisitions and Joint Ventures

Real Estate Acquisitions
      During 2004, we completed acquisitions of 11 properties (including The Palazzo at Park La Brea), containing approximately 1,880 residential units (and some ground floor retail space) for an aggregate purchase price of approximately $361 million. Of the 11 properties acquired, six are located in the New York City area, one in Los Angeles, two in Massachusetts, one in Florida and one in the Chicago area. The purchases were funded with cash, tax-free exchange funds, new debt and the assumption of existing debt.
      During 2003, we completed acquisitions of two properties (one located in the New York City area and one in Florida) containing 415 residential units and 12 commercial units for an aggregate purchase price of $96.5 million. The purchases were funded with cash, common OP units, new debt, and the assumption of existing debt.

Acquisitions of Partnership Interests
      During 2004 and 2003, we acquired limited partnership interests in 147 partnerships and 166 partnerships, respectively, in which our affiliates served as general partner. In connection with such acquisitions in both consolidated and unconsolidated real estate partnerships, during 2004 we paid approximately $50 million, which included transaction costs, of which $48 million was in cash and the remainder in OP Units, and during 2003 we paid approximately $27 million, which included transaction costs, of which $26 million was in cash and the remainder in OP Units. The 2004 and 2003 amounts were approximately $89 million and $56 million, respectively, in excess of the minority interests’ book value in such limited partnerships, which we generally identified to real estate.
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

GE Joint Venture
      On December 30, 2003 we entered into an equity financing with GE Real Estate in the form of a joint venture, which we refer to the as the GE JV. At closing, we contributed to the GE JV interests in 33 of our apartment properties with a total of 9,534 units, and GE Real Estate contributed cash, of which we received approximately $107 million before transaction costs and funding of reserves. The 33 apartment properties we contributed had an agreed-upon transaction value of approximately $346 million and mortgage debt of approximately $204 million that was assumed by the GE JV. In March 2004, we contributed to the GE JV interests in four additional apartment properties with a total of 900 units, and GE Real Estate contributed cash, of which we received approximately $11.0 million before transaction costs and funding of reserves. The four apartment properties we contributed had an agreed-upon transaction value of approximately $36.0 million and mortgage debt of approximately $21.0 million that was assumed by the GE JV. As a result of our control over day-to-day operations, we continue to consolidate the properties contributed to the GE JV in our consolidated financial statements and did not recognize any gain as a result of this transaction. GE Real Estate’s interest in these net assets is included in minority interest in consolidated real estate partnerships.

Note 4 —	Investments in Unconsolidated Real Estate Partnerships
      We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 330, 441 and 511 properties at December 31, 2004, 2003 and 2002, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%.

      The following table provides selected combined financial information for our unconsolidated real estate partnerships as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Real estate, net of accumulated depreciation	$1,004,501	$1,441,739	$1,569,144
Total assets	1,255,434	1,809,990	1,880,982
Secured and other notes payable	1,146,141	1,704,963	1,787,756
Total liabilities	1,545,250	2,256,370	2,306,931
Partners’ deficit	(289,816)	(446,380)	(425,949)
Rental and other property revenues	320,687	538,759	587,199
Property operating expenses	(201,248)	(328,759)	(319,685)
Depreciation expense	(72,577)	(110,978)	(123,489)
Interest expense	(99,120)	(157,513)	(176,087)
Gain on sale	100,669	85,718	48,748
Net income	50,778	40,782	27,505
      The decrease in the amounts in the above table from year to year was primarily due to dispositions of real estate owned by our unconsolidated real estate partnerships and our purchase of additional interests in, and resulting consolidation of, various partnerships previously accounted for under the equity method.
      As a result of our acquisition of interests in unconsolidated real estate partnerships, the investment in these partnerships at December 31, 2004 and 2003 of $188.1 million and $230.1 million, respectively, is approximately $123.7 million and $322.7 million, respectively, in excess of our share of the underlying historical partners’ deficit of the partnerships. The excess of the cost of the investments acquired over the equity in the underlying historical partners’ deficit is primarily ascribed to the fair values of land and buildings owned by the unconsolidated real estate partnerships. We amortize the excess basis related to the buildings over the estimated useful lives of the buildings. Such amortization is recorded as a component of equity in earnings (losses) of unconsolidated real estate partnerships.
Note 5 — Notes Receivable
      The following table summarizes our notes receivable at December 31, 2004 and 2003 (in thousands):

	2004			2003

	Unconsolidated			Unconsolidated
	Real Estate			Real Estate
	Partnerships	Non-Affiliates	Total	Partnerships	Non-Affiliates	Total

Par value notes	$81,217	$31,217	$112,434	$63,829	$68,431	$132,260
Discounted notes	91,221	499	91,720	86,223	340	86,563
Allowance for loan losses	(7,149)	—	(7,149)	(10,122)	—	(10,122)

Total notes receivable	$165,289	$31,716	$197,005	$139,930	$68,771	$208,701

Face value of discounted notes	$132,654	$1,249	$133,903	$136,979	$1,249	$138,228
      Included in notes receivable from unconsolidated real estate partnerships at December 31, 2004 and 2003, are $31.3 million and $30.8 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 6.0% and 12.0% and averaging 9.7%.
      Included in the notes receivable from non-affiliates at December 31, 2004 and 2003, are $9.1 million and $20.9 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 9.0% and averaging 7.3%.

      Additionally, included in notes receivable from non-affiliates at December 31, 2004 and 2003 are notes receivable from Alan I. Casden for an aggregate of $9.4 million and $35.0 million, respectively. Prior to the March 2002 acquisition of Casden Properties, Inc. (which we refer to as the Casden Transactions) in which we acquired NAPICO, investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner commenced an action (the “REAL Litigation”) against NAPICO and certain other defendants. On December 30, 2003, a settlement agreement (the “Settlement Agreement”) between NAPICO and Aimco and the prior shareholders of Casden Properties, Inc. closed in accordance with its terms. Among other things, the Settlement Agreement provided that The Casden Company deliver promissory notes (each a Note and collectively, the Notes) to NAPICO in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, non-recourse basis. The Notes were secured by (i) approximately 804,000 shares of Common Stock and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the REAL Litigation. On September 22, 2004, we entered into an agreement with respect to certain proceeds to be received by Alan I. Casden and Casden’s right to deliver Common Stock at an agreed-upon value of $47 per share in satisfaction of the Notes. Pursuant to this agreement, we received $20 million in cash as payment in full on the three Notes due in 2004, 2005 and 2006. Thereafter, at various intervals spanning approximately 1.5 years, we will receive cash payments of $4.0 million, $3.0 million and $2.5 million in satisfaction of the Notes due in 2007 and 2008. This transaction resolves a contingency based on the price of our Common Stock related to the Casden Transactions. In accordance with SFAS 141, we recorded a $4.8 million charge to additional paid-in capital, representing the difference between the $29.1 million fair value of the consideration to be paid pursuant to the settlement and the $33.9 million book value of the Notes.
      Interest income from total non-impaired par value notes for the years ended December 31, 2004, 2003 and 2002 totaled $20.5 million, $15.5 million and $26.6 million, respectively. For the years ended December 31, 2004, 2003, and 2002, we recognized accretion income on total discounted notes of approximately $6.3 million ($0.06 per basic and diluted share), $3.3 million ($0.03 per basic and diluted share), and $36.8 million ($0.37 per basic and diluted share), respectively.
      The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2004 and 2003, is as follows (in thousands):

	2004	2003

Balance at beginning of year	$(10,122)	$(9,979)
Recoveries of (provision for) losses on notes receivable	1,765	(2,183)
Net reductions due to newly consolidated and property sales	1,208	2,040

Balance at end of year	$(7,149)	$(10,122)

      During the year ended December 31, 2004 and 2003, we determined that an allowance for loan losses of $3.7 million and $6.6 million, respectively, was required on certain of our par value notes that had carrying values of $17.1 million and $16.3 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2004 and 2003 was $15.8 million and $14.6 million, respectively. The remaining $95.3 million in par value notes receivable at December 31, 2004 is collectible and, therefore, interest income on these par value notes is recognized as it is earned.
      As of December 31, 2004 and 2003, we determined that an allowance for loan losses of $3.4 million and $3.5 million, respectively, was required on certain of our discounted notes that had carrying values of $6.0 million and $4.9 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2004 and 2003 was $5.8 million and $6.3 million, respectively.

Note 6 — Secured Tax-Exempt Bond Financings and Secured Notes Payable
      The following table summarizes our secured tax-exempt bond financings at December 31, 2004 and 2003, the majority of which is non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	2004	2003

Fixed rate secured tax-exempt bonds payable	6.03%	$391,979	$368,769
Variable rate secured tax-exempt bonds payable	2.18	741,815	695,481

Total		$1,133,794	$1,064,250

      Fixed rate secured tax-exempt bonds payable mature at various dates through October 2045. Variable rate secured tax-exempt bonds payable mature at various dates through June 2034. Principal and interest on these bonds are generally payable in semi-annual installments or in monthly interest-only payments with balloon payments due at maturity. Certain of our tax-exempt bonds at December 31, 2004 are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2004, our secured tax-exempt bond financings were secured by 90 properties with a combined net book value of $1,786.5 million.
      The following table summarizes our secured notes payable at December 31, 2004 and 2003, the majority of which are non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	2004	2003

Conventional fixed rate secured notes payable	6.89%	$4,048,157	$3,894,453
Conventional variable rate secured notes payable	3.64	348,670	39,664
Secured notes credit facility	3.21	74,032	184,328

Total		$4,470,859	$4,118,445

      Fixed rate secured notes payable mature at various dates through October 2045. Variable rate secured notes payable mature at various dates through November 2028. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2004, our secured notes payable were secured by 558 properties with a combined net book value of $6,900.5 million.
      We have a secured revolving credit facility that provides for borrowings of up to $250 million primarily to be used for financing properties that we intend to sell, as well as properties that are under redevelopment. In addition to the amounts in the above table, there were approximately $10 million and $9 million of notes that were provided through this facility that are unconsolidated and not included within secured notes payable at December 31, 2004 and 2003, respectively. The interest rate on the notes provided through this facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. Each such loan under this facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. This facility matures in September 2007, but can be terminated and repaid in full without penalty after September 2005.
      Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2004, we were in material compliance with all financial covenants pertaining to our consolidated debt instruments.

      As of December 31, 2004, the scheduled principal amortization and maturity payments for our secured tax-exempt bonds and secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total

2005	$128,720	$126,120	$254,840
2006	133,238	495,054	628,292
2007	140,490	237,468	377,958
2008	145,163	178,215	323,378
2009	152,794	124,639	277,433
Thereafter			3,742,752

			$5,604,653

Note 7 —	Mandatorily Redeemable Preferred Securities
      In accordance with SFAS 150, we report Trust Based Convertible Preferred Securities, which we refer to as TOPRS, and the Class S Cumulative Redeemable Preferred Stock, which we refer to as the Class S Preferred Stock, within the liabilities section of the consolidated balance sheets as of December 31, 2004 and 2003 (see Note 2 for further details on SFAS 150).
      In connection with the Insignia merger in 1998, we assumed the obligations under TOPRS with an aggregate liquidation amount of $149.5 million. Since 1998, approximately $134.5 million of the securities have been converted, resulting in $15.0 million remaining as of December 31, 2004, which also represents the redemption value. The securities mature on September 30, 2016 and require quarterly distributions payable in arrears at the rate of 6.5% per annum. For the years ended December 31, 2004, 2003 and 2002, $1.0 million, $1.0 million and $1.2 million, respectively, of distributions have been recorded to interest expense. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by us on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into Common Stock at a conversion price of $49.61, which equates to 1.007 shares of Common Stock. In 2004 and 2003, the holders of the securities converted approximately $0.1 million and $0.05 million, respectively, of the securities into approximately 2,000 and 1,000 shares of Common Stock, respectively. On January 11, 2005, we redeemed for cash, all outstanding TOPRS (see Note 22 for further details on the redemption).
      On April 30, 2003, we sold 4,000,000 shares ($100 million) of Class S Preferred Stock through a private placement to an institutional investor. On January 30, 2004, we redeemed 1,015,228 shares of the Class S Preferred Stock at a redemption price of $24.625 per share. On March 26, 2004, we redeemed the remaining 2,984,772 shares of the Class S Preferred Stock at a redemption price of $24.75 per share. In accordance with SFAS 150, for the year ended December 31, 2004, we recorded to interest expense approximately $0.8 million of dividends paid on the Class S Preferred Stock and $0.4 million resulting from a redemption value adjustment on February 1, 2004. For the year ended December 31, 2003, we recorded to interest expense $2.0 million of dividends paid on the Class S Preferred Stock and $0.75 million resulting from a redemption value adjustment.

Note 8 —	Term Loans and Credit Facility
      On November 2, 2004, we entered into an Amended and Restated Senior Secured Credit Agreement, which we refer to as the Credit Agreement, with a syndicate of financial institutions. In addition to Aimco, the Aimco Operating Partnership and two Aimco subsidiaries, NHP Management Company and AIMCO/ Bethesda Holdings, Inc. are also borrowers under the Credit Agreement. The Credit Agreement replaced our previous two separate credit agreements.
      The original aggregate commitment under the Credit Agreement is $750 million, comprised of $450 million of revolving loan commitments and a $300 million term loan tranche. The revolving loans bear interest at a rate equal to (i) the LIBOR rate plus a margin that can range from 1.50% to 2.00% (for LIBOR loans) or (ii) the base rate plus a margin that can range from 0% to 0.25% (for base rate loans), in each case, depending on our leverage ratio. The term loan bears interest at a rate equal to (i) the LIBOR rate plus 2.00% (for LIBOR loans) or (ii) the base rate plus 0.25% (for base rate loans). The default rate of interest for the loan is equal to the applicable rate described above plus 3%. The revolving loans mature on November 2, 2007, and the term loan matures on November 2, 2009.
      The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of our funds from operations for such period or such amount as may be necessary to maintain our REIT status. The Credit Agreement also permits us to repurchase our Common Stock using up to 80% of sales proceeds in any trailing four-quarter period.
      The lenders under the Credit Agreement may accelerate any outstanding loans if, among other things: we fail to make payments when due (subject to applicable grace periods); material defaults occur under other debt agreements; certain bankruptcy or insolvency events occur; material judgments are entered against us; we fail to comply with certain covenants, such as the requirement to deliver financial information or the requirement to provide notices regarding material events (subject to applicable grace periods in some cases); indebtedness is incurred in violation of the covenants; or prohibited liens arise.
      Upon entering into the Credit Agreement on November 2, 2004, we borrowed $300.0 million under the term loan facility, which bears interest at the LIBOR rate plus 2.0%, and $145.0 million under the revolving credit facility, which currently bears interest at the LIBOR rate plus 1.75%. Proceeds from the term loan were used to repay the outstanding loans under our previous loan facilities and for other corporate purposes. Proceeds from the revolving loans made on the closing date were used to repay outstanding loans under the previous loan facilities. The proceeds of future revolving loans are generally permitted to be used to fund working capital and other corporate purposes.
      At December 31, 2004, the outstanding principal balance of the term loan was $300.0 million at an interest rate of 4.18%. At December 31, 2004, the outstanding principal balance of the revolving loans was $68.7 million at a weighted average interest rate of 4.64% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving facility at December 31, 2004 was $358.2 million (after giving effect to $23.1 million outstanding for undrawn letters of credit issued under the revolving facility). As of December 31, 2004, we were in compliance with all financial covenant requirements.

Note 9 —	Commitments and Contingencies

Commitments
      In connection with the Casden Transactions, we have commitments to:

•	purchase, for a contractually agreed minimum consideration of approximately $199 million, Palazzo East at Park La Brea upon satisfactory completion of construction and attainment of 60% occupancy. Palazzo East at Park La Brea is comprised of a total of 610 units, construction of which was completed in December 2003. The Palazzo East at Park La Brea acquisition was completed on February 28, 2005 (see Note 22). With regard to our previously disclosed commitment to purchase Westwood, on January 3, 2005, we finalized an agreement that extinguished our purchase obligation;

•	provide a stand-by facility of $64.5 million in debt financing associated with the development of Palazzo East at Park La Brea and Westwood (as of December 31, 2004, no funds have been drawn on this stand-by facility). In connection with the Westwood agreement described above, the maximum amount we are required to provide through this stand-by facility was reduced to $32.1 million. Additionally, with the February 28, 2005 acquisition of Palazzo East at Park La Brea, we are no longer required to provide this stand-by facility;

•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of December 31, 2004, we had invested $39.2 million. Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of December 31, 2004, $27.5 million has been paid).

Guarantees
      In the ordinary course of business, we provide certain guarantees that are covered by the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. These guarantees include: (i) standby letters of credit, which we may provide to enhance credit or guarantee our performance under contractual obligations; (ii) limited guarantees, which we may provide to certain of our lenders and that may require us to provide funds to maintain required loan-to-value ratios; and (iii) guarantees in connection with our syndication of historical and affordable housing tax credits, which we may provide to make available additional funding to cover operating cash flow deficiencies, cover shortfalls related to the delivery of tax credits and cover financing shortfalls related to project development. These guarantees have varying expiration dates ranging from less than one year to fourteen years. The fair values of guarantees that are required to be recognized under FIN 45 are not material to our financial statements.

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

San Francisco Litigation
      As previously disclosed, Aimco and four of its affiliated partnerships were parties to a lawsuit with the City and County of San Francisco and certain of its agents. A settlement agreement among the parties resolving the litigation became effective on November 4, 2004. The settlement was subject to certain previously disclosed conditions subsequent that have been satisfied. We intend to complete a renovation of the properties. The settlement and anticipated renovation of the properties have had no material adverse effect on our consolidated financial condition or results of operations.

National Union Litigation
      As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to us property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified us from losses relating to the matters described below. As a result of such defaults we had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following our settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, we have pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. The contingent liabilities arising from the NPS defaults also resulted in litigation against us by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. We are also plaintiffs in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to us and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which we are plaintiffs has been stayed by the court pending resolution of the action filed by Cananwill against us. The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which we have been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and us also continues. In those cases in which we are a defendant, we believe that we have meritorious defenses to assert, and we will vigorously defend ourselves against claims brought against us. In addition, we will vigorously prosecute our own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.

FLSA Litigation
      As previously disclosed, the Aimco Operating Partnership and NHP Management Company (“NHPMN”), our affiliate, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges the Aimco Operating Partnership and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while “on-call.” We have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

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

Operating Leases
      We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating Lease	Sublease
	Obligations	Receivables

2005	$7,262	$1,536
2006	7,226	1,485
2007	7,066	1,508
2008	6,445	1,086
2009	4,892	597
Thereafter	14,035	597

Total	$46,926	$6,809

      Substantially all of the office space and equipment subject to the operating leases described above are for the use of our corporate offices and regional operating centers. Rent expense recognized totaled $5.8 million, $6.1 million, and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease receipts totaled approximately $0.9 million, $1.1 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 10 —	Income Taxes
      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2004	2003

Deferred tax liabilities:
Partnership differences	$50,109	$54,317
Depreciation of fixed assets	3,745	956
Interest income	809	8,240
Deferred gains	13,070	5,061
Other	130	3,289

Total deferred tax liabilities	$67,863	$71,863

Deferred tax assets:
Net operating and capital loss carryforward	$10,432	$16,401
Receivables	7,350	7,887
Accrued liabilities	11,184	8,854
Accrued interest expense	5,215	3,893
Intangibles — management contracts	10,922	12,193
Rehabilitation & Low Income Housing credits	3,830	3,358

Total deferred tax assets	48,933	52,586
Valuation allowance for deferred tax assets	(1,209)	(716)

Deferred tax assets, net of valuation allowance	47,724	51,870

Net deferred tax liabilities	$20,139	$19,993

      During the year ended December 31, 2004, we recorded a deferred tax asset related to low income housing credits of approximately $0.5 million for which a full valuation reserve was recorded. The remaining amount of our valuation reserve relates to tax credits that we do not expect to utilize to reduce future tax obligations.
      Significant components of the provision (benefit) for income taxes are as follows and are classified within other expenses (income), net in continuing operations and income from discontinued operations, net in our statements of income for 2004, 2003 and 2002 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Current:
Federal	$7,345	$4,556	$(302)
State	748	840	1,686

Total current	8,093	5,396	1,384

Deferred:
Federal	634	(10,065)	(175)
State	72	(1,150)	(1,640)

Total deferred	706	(11,215)	(1,815)

Total provision (benefit)	$8,799	$(5,819)	$(431)

Classification:
Continuing operations	$(7,216)	$(17,953)	$(2,938)
Discontinued operations	$16,015	$12,134	$2,507

      Consolidated income (loss) subject to tax is $20,498,000 for 2004, ($3,990,000) for 2003, and $7,171,000 for 2002. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$7,174	35.0%	$(1,396)	35.0%	$2,510	35.0%
State income tax, net of Federal tax benefit	818	4.0%	(306)	7.6%	46	0.7%
Effect of permanent differences	314	1.5%	2,202	(55.2)%	4,143	62.2%
Increase (decrease) valuation allowance	493	2.4%	(6,319)	158.4%	(7,130)	(103.9)%

	$8,799	42.9%	$(5,819)	145.8%	$(431)	(6.0)%

      During the quarter ended March 31, 2003, in an effort to streamline business processes and operational efficiencies of our property management and services businesses, we contributed all of the capital stock of NHP Management Company to AIMCO/ Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries). In connection with this transaction, we reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits within other expenses (income), net. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interest, and resulted in an increase in basic and diluted earnings per share of $0.08 for the year ended December 31, 2003.
      Income taxes paid totaled approximately $2,727,000, $3,771,000, and $1,189,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
      At December 31, 2004, we had net operating loss carryforwards (NOLs) of approximately $27.0 million for income tax purposes that expire in years 2017 to 2023. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. Additionally, at December 31, 2004, we had tax credit carryforwards of approximately $3.8 million for income tax purposes that expire in years 2012 to 2023.
      Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes principally due to differences for United States Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties. The following table reconciles our net income to REIT taxable income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net income	$263,497	$158,857	$169,046
Elimination of earnings from taxable REIT subsidiaries	21,291	4,897	9,725
Depreciation and amortization expense, not deductible for tax	(731)	(888)	(23,763)
Gain on disposition of real estate property	171,477	136,211	62,146
Interest income, not currently taxable	(958)	(997)	(18,169)
Depreciation timing differences on real estate	22,503	23,263	33,777
Dividends on officer stock, not deductible for tax	1,397	2,053	2,787
Provision for loan losses	3,493	467	6,107
Limited partner deficit allocations, not deductible for tax	14,381	10,791	24,551
Transaction and project costs, deductible for tax	9,013	4,030	10,525

REIT taxable income	$505,363	$338,684	$276,732

      For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Sec. 1250 gains, or a combination thereof.

For the years ended December 31, 2004, 2003 and 2002, dividends paid per share were estimated to be taxable as follows:

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$0.04	2%	$0.80	26%	$2.00	61%
Return of capital	—	—	—	—	0.66	20%
Capital gains	1.77	74%	0.77	25%	0.23	7%
Qualified dividends	0.03	1%	—	—	—	—
Unrecaptured Sec.1250 gain	0.56	23%	1.49	49%	0.39	12%

	$2.40	100%	$3.06	100%	$3.28	100%

Note 11 —	Transactions Involving Minority Interest in Aimco Operating Partnership

Preferred OP Units
      Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for Common Stock and are paid distributions varying from 8% to 9.5% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2004, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.5 million, which were redeemable into approximately 2.5 million shares of Common Stock. As of December 31, 2003, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.8 million, which were redeemable into approximately 2.5 million shares of Common Stock.
      During the years ended December 31, 2004 and 2003, approximately 10,000 and 32,000 preferred OP Units were tendered for redemption in exchange for approximately 8,000 and 22,000 shares of Common Stock, respectively. During the years ended December 31, 2004 and 2003, there were none and approximately 13,000 preferred OP Units tendered for redemption in exchange for cash. Additionally, in July 2003, we repurchased all outstanding Class Nine Preferred Units for approximately $27 million (see Note 3 for further information).

Common OP Units
      We completed tender offers for limited partnership interests resulting in the issuance of approximately 82,000 and 23,000 common OP Units in 2004 and 2003, respectively. In addition, in December 2003, we issued 88,792 common OP Units valued at $3.5 million in connection with the acquisition of an individual property.
      During the years ended December 31, 2004 and 2003, approximately 160,000 and 35,000 common OP Units, respectively, were redeemed in exchange for cash and approximately 735,000 and 338,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.

High Performance Partnership Units
      As of December 31, 2004 and 2003, there were 2,379,084 Class I High Performance Partnership Units outstanding. Also outstanding were 4,398 Class V High Performance Partnership Units, or the Class V Units, for which the valuation period began on January 1, 2002 and ended on December 31, 2004, 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005 and 4,109 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006. At December 31, 2004, we did not meet the required measurement benchmarks for the Class V Units, Class VI Units or Class VII Units and therefore, we have not recorded any value to such High Performance Partnership Units in the consolidated financial statements as of December 31, 2004 and such High Performance Partnership Units have no dilutive effect.

Note 12 —	Registration Statements
      On March 26, 2004, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, with respect to an aggregate of $1.05 billion of our debt and equity securities (of which approximately $50 million was carried over from the 2001 shelf registration statement) and $500.0 million of debt securities of the Aimco Operating Partnership (all of which was carried forward from the 2001 shelf registration statement). On April 5, 2004, the SEC declared the 2004 shelf registration statement effective. Under this 2004 shelf registration statement, we have approximately $876.6 million of debt and equity securities, and the Aimco Operating Partnership has $500.0 million of debt securities, available for sale as of December 31, 2004.

Note 13 —	Stockholders’ Equity

Preferred Stock
      At December 31, 2004 and 2003, we had the following classes of preferred stock outstanding classified as equity:

				Balance
			Annual Dividend
	Redemption	Conversion	Rate Per Share	2004	2003
Perpetual:	Date(1)	Price	(paid quarterly)	(in thousands)	(in thousands)

Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, 1,250,002 and 2,700,002 shares issued and outstanding(2)	02/19/2003	—	8.75%	$31,250	$67,500
Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 shares issued and outstanding	07/15/2008	—	9.375%	101,000	101,000
Class Q Cumulative Preferred Stock, $.01 par value, 2,530,000 shares authorized, 2,530,000 shares issued and outstanding	03/19/2006	—	10.10%	63,250	63,250
Class R Cumulative Preferred Stock, $.01 par value, 6,940,000 shares authorized, 6,940,000 shares issued and outstanding	07/20/2006	—	10.00%	173,500	173,500
Class T Cumulative Preferred Stock, $.01 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding	07/31/2008	—	8.00%	150,000	150,000
Class U Cumulative Preferred Stock, $.01 par value, 8,000,000 shares authorized, 8,000,000 and zero shares issued and outstanding(3)	03/24/2009	—	7.75%	200,000	—
Class V Cumulative Preferred Stock, $.01 par value, 3,450,000 shares authorized, 3,450,000 and zero shares issued and outstanding(4)	09/29/2009	—	8.00%	86,250	—
Class Y Cumulative Preferred Stock, $.01 par value, 3,450,000 shares authorized, 3,450,000 and zero shares issued and outstanding(5)	12/21/2009	—	7.875%	86,250	—

				891,500	555,250

				Balance
			Annual Dividend
	Redemption	Conversion	Rate Per Share	2004	2003
Convertible(6):	Date(1)	Price	(paid quarterly)	(in thousands)	(in thousands)

Class N Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, zero and 4,000,000 shares issued and outstanding(7)	09/12/2003	$52.50	9.00%	—	100,000
Class O Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, zero and 1,904,762 shares issued and outstanding(8)	09/15/2003	$52.50	9.00%	—	100,000
Class P Convertible Cumulative Preferred Stock, $.01 par value, 4,000,000 shares authorized, zero and 3,999,662 shares issued and outstanding(9)	03/26/2004	$56.00	9.00%	—	99,992
Class W Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, 1,904,762 and zero shares issued and outstanding(8)	09/30/2007	$52.50	8.10%	100,000	—
Class X Cumulative Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized, 2,000,000 and zero shares issued and outstanding(10)	03/31/2006	$52.50	8.50%	50,000	—

				150,000	299,992

Total				$1,041,500	$855,242

(1)	All classes of preferred stock are redeemable, at our option, on and after the dates specified.

(2)	On August 18, 2003, we redeemed 1,499,998 shares of Class D Cumulative Preferred Stock, par value $0.01 per share, or the Class D Preferred Stock, at a redemption price of $25 per share, or $37.5 million, plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share. On November 5, 2004, we redeemed 1,450,000 shares of the Class D Preferred Stock at a redemption price of $25 per share, or $36.25 million, plus an amount equal to accumulated and unpaid dividends through November 5, 2004, for a total of $25.1276 per share.

(3)	On March 24, 2004, we sold 8,000,000 shares of Class U Cumulative Preferred Stock, par value $0.01 per share, or the Class U Preferred Stock, in a registered public offering. We used the net proceeds of approximately $193.2 million to redeem a portion of Class S Preferred Stock and the remainder to pay down the revolving credit facility that we later used to redeem Class P Convertible Cumulative Preferred Stock.

(4)	On September 29, 2004, we sold 3,450,000 shares of Class V Cumulative Preferred Stock, par value $0.01 per share, or the Class V Preferred Stock, in a registered public offering. We used the net proceeds of approximately $83.2 million to redeem 2,000,000 shares of Class N Convertible Cumulative Preferred Stock, or the Class N Preferred Stock, and the remainder to pay down the revolving credit facility that we later used to redeem 1,450,000 shares of the Class D Preferred Stock (discussed above).

(5)	On December 21, 2004, we sold 3,450,000 shares of Class Y Cumulative Preferred Stock, par value $0.01 per share, or the Class Y Preferred Stock, in a registered public offering. We used the net proceeds of approximately $83.5 million to pay down the revolving credit facility, with the intention of redeeming the remaining 1,250,000 shares of the Class D Preferred Stock and the $15 million of outstanding TOPRS (see Note 22).

(6)	The articles supplementary set forth the relative rights and preferences of each class of securities and as shown above, the dividend rate on each class of convertible securities is the rate specified in the articles supplementary for each class. Such rate can be increased to the rate of the dividends paid on the number of shares of Common Stock into which a share of such preferred security is convertible. The initial conversion price of each class was in excess of the fair market value of a share of Common Stock on the respective dates on which the purchasers of each class agreed to purchase such securities.

(7)	On September 30, 2004, we completed a partial redemption for cash of 2,000,000 outstanding shares of the Class N Preferred Stock for a total redemption price of $25.68125 per share, which included a redemption price of $25 per share, $0.18125 per share of accumulated and unpaid dividends through October 29, 2004, and a 2%, or $0.50 per share, redemption premium. Additionally, on September 30, 2004, we issued 2,000,000 shares of Class X Cumulative Convertible Preferred Stock, par value $0.01 per share, or the Class X Preferred Stock, in exchange for 2,000,000 shares of the Class N Preferred Stock in a private transaction. See additional discussion below on the Class X Preferred Stock. The conversion ratio for the Class N Preferred Stock is 0.4762.

(8)	On September 30, 2004, we issued 1,904,762 shares of Class W Cumulative Convertible Preferred Stock, par value $0.01 per share, or the Class W Preferred Stock, in exchange for all 1,904,762 shares of Class O Cumulative Convertible Preferred Stock, or the Class O Preferred Stock, in a private transaction. Each share of the Class W Preferred Stock is redeemable at our option beginning September 30, 2007 for cash at a price per share equal to 102% of the liquidation preference, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. The conversion ratio for the Class O Preferred Stock and the Class W Preferred Stock is 1.0. Accordingly, upon a conversion of all outstanding shares of Class W Preferred Stock, 1,904,762 shares of Common Stock would be issued.

(9)	On April 21, 2004, we redeemed for cash all 3,999,662 outstanding shares of Class P Convertible Cumulative Preferred Stock, or the Class P Preferred Stock, for a total redemption price of $25.0375 per share, which included a redemption price of $25 per share, and $0.0375 per share of accumulated and unpaid dividends through April 20, 2004. The conversion ratio for the Class P Preferred Stock is 0.4464.

(10)	On September 30, 2004, we issued 2,000,000 shares of the Class X Preferred Stock, in exchange for 2,000,000 shares of the Class N Preferred Stock in a private transaction. Beginning on April 1, 2006, holders of the Class X Preferred Stock are entitled to receive an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9.0% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Common Stock into which a share of the Class X Preferred Stock is convertible. Each share of the Class X Preferred Stock is redeemable at our option beginning March 31, 2006 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Under certain circumstances prior to March 31, 2006, the Class X Preferred Stock may be redeemed at 102% of the liquidation preference. The conversion ratio for the Class X Preferred Stock is 0.4762. Accordingly, upon a conversion of all outstanding shares of Class X Preferred Stock, 952,400 shares of Common Stock would be issued.
      All classes of preferred stock are pari passu with each other and are senior to Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. All of the above outstanding classes of preferred stock have a liquidation preference per share of $25, with the exception of the Class O Preferred Stock and the Class W Preferred Stock, which both have a liquidation preference per share of $52.50.
      On July 31, 2003, the SEC clarified Emerging Issues Task Force, Topic No. D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, or Topic D-42, which provides that any excess of (a) the fair value of the consideration transferred to the holders of preferred stock redeemed over (b) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The SEC interpreted Topic D-42 to require that the issuance costs of the preferred securities reduce the carrying amount of the preferred securities, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. Under the clarification, these issuance costs must be treated like a preferred dividend and deducted from net income to arrive at net income attributable to common stockholders. The July 2003 clarification of Topic

D-42 was effective for us for the quarter ended September 30, 2003. The partial redemption of the Class D Preferred Stock, the redemption of the Class P Preferred Stock, and the exchanges of the Class N Preferred Stock and the Class O Preferred Stock during the year ended December 31, 2004, resulted in $3.5 million of redemption related preferred stock issuance costs and a $1.0 million redemption premium being deducted from net income to arrive at net income attributable to common stockholders and thereby reduced by $0.05 our earnings per basic and diluted common share for the year ended December 31, 2004. During 2003, the partial redemption of the Class D Preferred Stock and the redemptions of the Class C Cumulative Preferred Stock, the Class H Cumulative Preferred Stock, the Class L Convertible Cumulative Preferred Stock and the Class M Convertible Cumulative Preferred Stock resulted in $7.7 million of redemption related preferred stock issuance costs being deducted from net income to arrive at net income attributable to common stockholders and thereby reduced by $0.08 our earnings per basic and diluted common share for the year ended December 31, 2003.
      The dividends paid on each class of preferred stock classified as equity for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands, except per share data):

	2004			2003			2002

	Amount		Total	Amount		Total	Amount		Total
	Per		Amount	Per		Amount	Per		Amount
Class of Preferred Stock	Share(1)		Paid	Share(1)		Paid	Share(1)		Paid

Perpetual:
Class C	$—		$—	$1.60	(6)	$3,840	$2.25		$5,400
Class D	4.87	(2)	6,090	3.21	(7)	8,677	2.19		9,188
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class H	—		—	2.01	(6)	4,011	2.38		4,750
Class Q	2.53		6,388	2.53		6,389	2.53		6,388
Class R	2.50		17,350	2.50		17,350	2.32	(11)	16,101
Class S	—		—	0.23	(8)	908	—		—
Class T	2.00		12,000	0.42	(9)	2,501	—		—
Class U	1.08	(3)	8,655	—		—	—		—
Class V, Y(4)	—		—	—		—	—		—

			59,975			53,168			51,319

Convertible:
Class B	—		—	—		—	7.95	(12)	3,334
Class K	—		—	—		—	0.58	(12)	2,500
Class L	—		—	1.81	(6)	4,532	2.21	(13)	7,892
Class M	—		—	2.42	(10)	2,903	2.13		2,550
Class N	2.59	(5)	10,361	2.25		9,000	2.25		9,000
Class O	4.73	(5)	9,000	4.73		9,000	4.73		9,000
Class P	1.16	(5)	4,648	2.25		8,996	2.25		8,996
Class W, X(4)	—		—	—		—	—		—

			24,009			34,431			43,272

Total			$83,984			$87,599			$94,591

(1)	Amounts per share are calculated based on the number of preferred shares outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	Total amount paid includes dividends paid on 2.7 million shares of Class D Preferred Stock until November 5, 2004, when 1.5 million shares were redeemed for cash.

(3)	For the period from the date of issuance to December 31, 2004.

(4)	No dividends were paid during 2004 as preferred shares were issued during the third and fourth quarters of 2004.

(5)	For the period from January 1, 2004 to the date of redemption. For Class N Preferred Stock, includes a 2%, or $0.50 redemption premium per share, on 2,000,000 shares.

(6)	For the period from January 1, 2003 to the date of redemption.

(7)	Total amount paid includes dividends paid on all 4.2 million shares of Class D Preferred Stock until August 18, 2003, when 1.5 million shares were redeemed for cash.

(8)	For the period from the date of issuance to July 1, 2003 when SFAS 150 required the Class S Preferred Stock to be reclassified from equity to liabilities (see Note 7).

(9)	For the period from the date of issuance to December 31, 2003.

(10)	For the period from January 1, 2003 to the date of redemption. Additionally, the amount per share includes a scheduled increase in the dividend from $2.13 per share to $2.31 per share starting after January 13, 2003 and a 2%, or $0.50 redemption premium per share.

(11)	For the period from the date of issuance to December 31, 2002.

(12)	For the period from January 1, 2002 to the date of conversion to Common Stock.

(13)	Total amount paid includes dividends paid on all 5.0 million shares of Class L Convertible Cumulative Preferred Stock until May 6, 2002, when 2.5 million shares were converted into Common Stock. Additionally, the amount per share includes a scheduled increase in the dividend from $2.03 per share to $2.50 per share starting after May 28, 2002.

Common Stock
      During 2004 and 2003, we issued approximately 45,000 shares and 50,000 shares, respectively, of Common Stock to certain officers at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $1.5 million and $1.6 million, respectively. These notes, which are 25% recourse to the holder, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. Total payments on such notes from officers in 2004 and 2003 were $4.6 million and $10.5 million, respectively.
      In addition, in 2004 and 2003, we issued approximately 532,000 and 235,000 restricted shares of Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three or five years).
      On February 18, 19 and 24, 2004, we purchased on the open market 30,000, 60,000 and 20,000 shares of Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Additionally, on February 24, 2004, we completed the purchase of 287,272 shares of Common Stock in a privately negotiated transaction at a price of $31.60 per share. There were no shares repurchased during the year ended December 31, 2003, however, we accepted approximately 532,000 shares of Common Stock as payment in full of an obligation pursuant to the terms of the settlement agreement associated with the REAL Litigation (described in Note 5).

Note 14 —	Stock Option Plans and Stock Warrants
      We adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, or the Non-Qualified Plan, to attract and retain officers, key employees and independent directors. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase Common Stock. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase Common Stock. At December 31, 2004, there were approximately 5,000,000 shares available for issuance under these plans. The 1997 Plan allows for the grant of incentive and non-qualified stock options, and together with the Non-Qualified

Plan, which provides for the grant of non-qualified options only, are administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options typically vest over a period of one to five-years from the date of grant. Terms may be modified at the discretion of the Compensation and Human Resources Committee of the Board of Directors.
      The 1997 Plan also authorizes grants of restricted stock awards as part of our equity compensation plan. For the years ended December 31, 2004, 2003 and 2002, we granted restricted stock awards of approximately 532,000, 235,000 and 80,000 shares, respectively, with weighted average fair values per share of $29.56, $38.09, and $43.65, respectively. Compensation costs related to these awards is being recognized over the applicable vesting period (typically ratably over a period of three or five years). Dividends paid on restricted stock awards (whether vested or unvested) are charged to distributions in excess of earnings. We evaluate quarterly the previously paid dividends on restricted stock awards that are forfeited to determine whether a reclassification between distributions in excess of earnings and compensation expense should be recorded. Dividends paid on restricted stock awards that were forfeited were immaterial for the years ended December 31, 2004, 2003 and 2002.
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
      The following table summarizes the option and warrant activity for the years ended December 31, 2004, 2003 and 2002 (in thousands, except price data):

	2004		2003		2002

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	and	Exercise	and	Exercise	and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	10,607	$39.59	9,269	$40.13	8,323	$38.71
Granted	1,219	32.19	1,757	36.37	2,070	43.79
Exercised	(69)	29.11	(72)	37.46	(1,054)	36.05
Forfeited	(419)	37.81	(347)	37.67	(70)	41.17

Outstanding at end of year	11,338	$38.87	10,607	$39.59	9,269	$40.13
Exercisable at end of year	7,132	$39.47	5,844	$38.46	4,295	$38.09
Weighted-average fair value of options granted during the year		$2.24		$2.26		$3.52

      As of December 31, 2004, outstanding and exercisable options and warrants have the following ranges of exercise prices and remaining weighted-average contractual lives (in thousands, except for price data):

	Range of Exercise Price

	$17.13 to $35.94	$36.35 to $39.94	$40.00 to $49.05	Total

Outstanding:
Number of options and warrants	1,315	6,428	3,595	11,338
Weighted average exercise price	$32.12	$37.21	$44.30	$38.87
Weighted average remaining life	8.73 years	4.67 years	6.10 years	5.59 years
Exercisable:
Number of options and warrants	72	4,893	2,167	7,132
Weighted average exercise price	$30.08	$37.42	$44.40	$39.47
Weighted average remaining life	2.05 years	3.66 years	5.51 years	4.21 years

Note 15 —	Discontinued Operations and Assets Held for Sale
      In accordance with SFAS 144 we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This treatment resulted in certain reclassifications of 2003 and 2002 financial statement amounts.
      At December 31, 2004, we had 14 properties with an aggregate of 2,270 units classified as held for sale. For the years ended December 31, 2004, 2003 and 2002, discontinued operations includes the results of operations of these properties. During the year ended December 31, 2004, we sold 54 properties with an aggregate of 12,248 units. For the years ended December 31, 2004, 2003, and 2002, discontinued operations includes the results of operations of these 54 properties for periods prior to the date of sale. During 2003, we sold 72 properties with an aggregate of 18,291 units. For the years ended December 31, 2003 and 2002, discontinued operations includes the results of operations of these 72 properties for periods prior to the date of sale. During 2002, we sold 42 properties with an aggregate of 8,547 units. For the year ended December 31, 2002, discontinued operations includes the results of operations of these 42 properties for periods prior to the date of sale.

      The following is a summary of the components of income from discontinued operations for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands):

	2004	2003	2002

Rental and other property revenues	$89,080	$196,204	$272,811
Property operating expense	(44,305)	(88,099)	(112,777)
Depreciation and amortization	(13,883)	(41,607)	(54,897)
Other (expenses) income, net	(1,217)	(497)	(331)

Operating income	29,675	66,001	104,806
Interest income	153	304	1,426
Interest expense	(22,821)	(48,729)	(68,597)
Minority interest in consolidated real estate partnerships	(445)	(2,203)	(2,019)

Income before gain (loss) on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	6,562	15,373	35,616
Gain (loss) on dispositions of real estate, net of minority partners’ interest	249,944	101,849	(6,021)
Impairment losses on real estate assets sold or held for sale	(7,289)	(8,991)	(2,937)
Recovery of deficit distributions (deficit distributions) to minority partners, net	3,863	10,686	(765)
Income tax arising from disposals	(16,015)	(12,134)	(2,507)
Minority interest in Aimco Operating Partnership	(25,307)	(12,074)	(2,946)

Income from discontinued operations	$211,758	$94,709	$20,440

      We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $53.3 million at December 31, 2004 include real estate net book value of $51.9 million and restricted cash and other assets of $1.4 million. Liabilities related to assets classified as held for sale of $50.8 million at December 31, 2004 include mortgage debt of $50.2 million. Assets classified as held for sale of $691.3 million at December 31, 2003 include real estate net book value of $667.7 million, represented by 68 properties with 14,518 units that were classified as assets held for sale during 2003 and 2004. Liabilities related to assets classified as held for sale of $515.6 million at December 31, 2003 include mortgage debt of $506.9 million. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $7.3 million, $9.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. We are also marketing for sale certain other properties that do not meet all of the criteria under SFAS 144 to be classified as held for sale.

Note 16 —	Earnings per Share
      We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002

Numerator:
Income from continuing operations	$55,696	$64,148	$148,606
Less net income attributable to preferred stockholders	(88,804)	(93,565)	(93,558)

Numerator for basic and diluted earnings per share — Income (loss) from continuing operations	$(33,108)	$(29,417)	$55,048

Income from discontinued operations	$211,758	$94,709	$20,440

Cumulative effect of change in accounting principle	$(3,957)	$—	—

Net income	$263,497	$158,857	$169,046
Less net income attributable to preferred stockholders	(88,804)	(93,565)	(93,558)

Numerator for basic and diluted earnings per share — Net income attributable to common stockholders	$174,693	$65,292	$75,488

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	93,118	92,850	85,698
Effect of dilutive securities:
Dilutive potential common shares	—	—	1,075

Denominator for diluted earnings per share	93,118	92,850	86,773

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.32)	$0.64
Income from discontinued operations	2.28	1.02	0.24
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income attributable to common stockholders	$1.88	$0.70	$0.88

Diluted earnings (loss) per common share:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.32)	$0.63
Income from discontinued operations	2.28	1.02	0.24
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income attributable to common stockholders	$1.88	$0.70	$0.87

      The Class W Preferred Stock and the Class X Preferred Stock are convertible into Common Stock (see Note 13). The Class D Preferred Stock, the Class G Cumulative Preferred Stock, the Class Q Cumulative Preferred Stock, the Class R Cumulative Preferred Stock, the Class T Cumulative Preferred Stock, the Class U Preferred Stock, the Class V Preferred Stock and the Class Y Preferred Stock are not convertible. All of our convertible preferred stock is anti-dilutive on an “as converted” basis, therefore, we deduct all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. We have excluded from diluted earnings per share the common share equivalents related to approximately 12.4 million, 11.8 million and 3.6 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards for the years ended December 31, 2004, 2003 and 2002, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 17 —	Unaudited Summarized Consolidated Quarterly Information and Significant Adjustments
      Summarized unaudited consolidated quarterly information for 2004 and 2003 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)

Year Ended December 31, 2004	First	Second	Third	Fourth

Rental and other property revenues	$334,247	$341,588	$358,273	$367,545
Property operating expenses	(155,149)	(159,679)	(175,511)	(178,468)
Operating income	87,491	87,612	84,172	69,483
Income from continuing operations	3,084	2,794	26,630	23,188
Income from discontinued operations	14,901	11,192	136,578	49,087
Income before cumulative effect of change in accounting principle	17,985	13,986	163,208	72,275
Cumulative effect of change in accounting principle	(3,957)	—	—	—
Net income	14,028	13,986	163,208	72,275
Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.20)	$0.02	$0.01
Net income (loss) attributable to common stockholders	$(0.06)	$(0.08)	$1.49	$0.53
Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.20)	$0.02	$0.01
Net income (loss) attributable to common stockholders	$(0.06)	$(0.08)	$1.48	$0.53
Weighted average common shares outstanding	92,811	93,065	93,247	93,347
Weighted average common shares and common share equivalents outstanding	92,811	93,065	93,394	93,678

	Quarter(1)

Year Ended December 31, 2003	First	Second	Third	Fourth

Rental and other property revenues	$327,141	$334,780	$339,401	$335,193
Property operating expenses	(142,447)	(143,548)	(152,931)	(146,259)
Operating income	109,666	112,292	105,407	91,654
Income from continuing operations	21,291	23,596	11,293	7,968
Income from discontinued operations	532	35,634	29,342	29,201
Net income	21,823	59,230	40,635	37,169
Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.01)	$(0.01)	$(0.17)	$(0.12)
Net income attributable to common stockholders	$0.00	$0.37	$0.15	$0.19
Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.01)	$(0.01)	$(0.17)	$(0.12)
Net income attributable to common stockholders	$0.00	$0.37	$0.15	$0.19
Weighted average common shares outstanding	92,692	92,747	92,839	93,122
Weighted average common shares and common share equivalents outstanding	92,692	92,747	92,839	93,122

(1)	Certain reclassifications have been made to 2004 and 2003 quarterly amounts to conform to the full year 2004 presentation, including certain intercompany eliminations, as well as the treatment of discontinued operations.
      During the quarter ended March 31, 2003, we reversed a valuation reserve against certain deferred tax assets related to future deductions and tax loss carryforwards of NHP Management Company that increased our net income by approximately $7.1 million and our basic and diluted earnings per share by $0.08 for the year ended December 31, 2003. See Note 10 for further details.
Note 18 — Business Segments
      We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the years ended December 31, 2004, 2003 or 2002.
      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. In 2004, the chief operating decision maker emphasized net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses. In 2003, we reported free cash flow as the primary basis for measurement of segment profit or loss. Certain reclassifications have been made to 2003 and 2002 amounts to conform to the 2004 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the requirements of SFAS 144 and intercompany eliminations.

      The following table presents revenues and net operating income for the years ended December 31, 2004, 2003 and 2002, from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Revenues:
Real estate segment	$1,401,653	$1,336,515	$1,188,747
Investment management segment:
Gross revenues	144,304	141,942	119,331
Elimination of intersegment revenues	(77,042)	(83,752)	(41,159)

Net revenues after elimination	67,262	58,190	78,172

Total revenues of reportable segments	$1,468,915	$1,394,705	$1,266,919

Net operating income:
Real estate segment	$732,846	$751,330	$723,429
Investment management segment	46,261	41,717	61,085

Total net operating income of reportable segments	779,107	793,047	784,514
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(368,844)	(331,609)	(268,085)
General and administrative expenses	(78,093)	(48,670)	(49,068)
Other (expenses) income, net	(3,412)	6,251	(2,035)

Operating income	$328,758	$419,019	$465,326

	December 31,	December 31,
	2004	2003

	(In thousands)
ASSETS:
Total assets for reportable segments(1)	$9,715,629	$9,701,095
Corporate and other assets	356,612	386,299

Total consolidated assets	$10,072,241	$10,087,394

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.
      Our capital expenditures primarily relate to the real estate segment and totaled $301.9 million, $245.5 million and $270.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 19 — Transactions with Affiliates
      We earn revenue from unconsolidated real estate partnerships in which we are the general partner and have a 23% average ownership interest and earn fees from consolidated real estate partnerships. These revenues and fees include property management services, partnership and asset management services, risk management services and transactional services such as syndication and acquisition, development, refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. Fees earned for these services and reimbursement of costs from our unconsolidated real estate partnerships for the years ended December 31, 2004, 2003 and 2002 were $89.6 million, $93.1 million and $104.6 million, respectively, and were recorded within various captions on our consolidated statements of income. The total accounts receivable due from affiliates was $39.2 million, net of allowance for doubtful accounts of $4.4 million, at December 31, 2004, and $55.0 million, net of allowance for doubtful accounts of $3.0 million, at December 31, 2003.
      Additionally, we earn interest income on notes from unconsolidated and consolidated real estate partnerships, in which we are the general partner and hold either par value or discounted notes. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $16.8 million, $14.3 million, and $26.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Accretion income earned on discounted notes from unconsolidated real estate partnerships totaled $6.2 million, $2.7 million, and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.
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
Note 20 — Employee Benefit Plans
      We provide a 401(k) defined-contribution employee savings plan. Effective January 1, 2004, employees who have completed 30 days of service are eligible to participate. Effective January 1, 2004, our matching contributions are made in the following manner: (1) a 100% match on the first 3% of the participant’s contribution; (2) a 50% match on the next 2% of the participant’s contribution. Previously we matched 50% to 100% of the participant’s contributions to the plan up to a maximum of 6% of the participant’s contribution and our match percentage was based on employee tenure. Our expense incurred totaled approximately $3.2 million, $2.4 million and $2.6 million in 2004, 2003 and 2002, respectively.

Note 21 —	Recent Accounting Developments

Statement of Financial Accounting Standards No. 123 (revised 2004)
      In December 2004, the FASB issued SFAS 123R, which supersedes the existing SFAS 123, which we adopted in 2003 using the prospective method of transition as described therein. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and requires, at a minimum, a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new and modified awards granted on or after the required effective date. In addition, compensation expense is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The measurement and recognition provisions of SFAS 123R that apply to our stock option plans are similar to those currently being followed by us for awards granted on or after January 1, 2003. The primary change in expense recognition requirements, which also applies to our unvested restricted stock awards, relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation expense, whereas we currently recognize forfeitures as they occur. Upon adoption of SFAS 123R, we will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of a change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. We are required to adopt SFAS 123R as of July 1, 2005, although early adoption is permitted. Upon adoption, our periodic compensation expense will increase due to the recognition of expense for stock options granted prior to January 1, 2003, for which no expense is currently being recognized. Based on preliminary estimates of such additional compensation expense, we do not anticipate that the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 153
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, or SFAS 153. The guidance in APB Opinion

No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This guidance, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of SFAS 153 will have a material impact on our financial condition or results of operations.

Statement of Position 03-3
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-3. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are required to be recognized as an impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 also is required to be applied prospectively to decreases in cash flows expected to be collected that relate to loans previously acquired at a discount. We do not anticipate that the adoption of SOP 03-3 will have a material impact on our financial condition or results of operations.

Emerging Issues Task Force No. 03-16
      In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 03-16, EITF 03-16, regarding accounting for investments in limited liability companies. The Task Force reached a consensus that an investment in an LLC that maintains a “specific ownership account” for each investor — similar to a partnership capital account structure — should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. EITF 03-16 is effective for reporting periods beginning after June 15, 2004. We do not anticipate that the adoption of EITF No. 03-16 will have a material impact on our financial condition or results of operations.
Note 22 — Subsequent Events

Dividend Declared
      On January 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2004, that was paid on February 28, 2005, to stockholders of record on February 18, 2005.

Redemption of TOPRS
      On January 11, 2005, we redeemed for cash all outstanding TOPRS (see Note 7) for a total redemption price of $50 per security, or $15.0 million, plus any accrued and unpaid distributions through the redemption date.

Redemption of Class D Preferred Stock
      On January 21, 2005, we redeemed for cash the remaining 1.25 million shares outstanding of the Class D Preferred Stock for a total redemption price of $25.0425 per share, which included a redemption price of $25 per share, and $0.0425 per share of accumulated and unpaid dividends through January 21, 2005.

Acquisition of Palazzo East at Park La Brea
      On February 28, 2005, we completed the acquisition of Palazzo East at Park La Brea, a mid-rise apartment community with 610 units, for approximately $199.3 million. Palazzo East at Park La Brea is the third of three phases to be completed as part of the Park La Brea development. In connection with the Casden Transactions, we agreed to purchase all three phases of the Park La Brea development upon completion and attainment of 60% occupancy (see Note 9). For Palazzo East at Park La Brea, we paid approximately $86.8 million in cash and were required to repay existing mortgage indebtedness of approximately $113.0 million. The repayment of existing mortgage indebtedness was funded through a variable rate property note of $112.5 million.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In Thousands Except Unit Data)

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$1,808	$2,664	$20,624	$23,287	$(5,148)	$18,139	$13,854
173 E. 90th	High Rise	May-04	New York, NY	1910	72	12,046	4,535	2	12,046	4,537	16,583	(101)	16,482	10,039
236 — 238 East 88th Street	High Rise	Jan-04	New York, NY	1900	47	8,738	2,914	174	8,738	3,087	11,825	(81)	11,744	7,497
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,564	940	26	2,564	966	3,531	(15)	3,516	—
311 & 313 East 73rd Street	Mid-Rise	Mar-03	New York, NY	1904	34	5,322	1,459	276	5,322	1,735	7,056	(134)	6,922	3,009
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	13	1,957	608	7	1,957	615	2,572	(17)	2,555	1,744
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	72	3,137	1,074	4,211	(32)	4,180	2,870
6111 At Ridgeway Crossing	Garden	Dec-97	Memphis, TN	1984	584	1,750	10,479	5,819	1,750	16,298	18,048	(5,993)	12,055	8,176
Abington I	Garden	Jul-02	Indianapolis, IN	1979	108	726	3,037	617	726	3,655	4,381	(625)	3,756	2,132
Abington II	Garden	Oct-02	Indianapolis, IN	1980	220	1,357	6,274	512	1,357	6,786	8,143	(1,297)	6,846	4,606
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	530	1,934	437	530	2,371	2,901	(254)	2,647	2,296
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,172	2,046	1,155	9,218	10,373	(2,256)	8,117	3,941
Anthracite	High Rise	Mar-02	Pittston, PA	1981	121	670	2,524	141	670	2,666	3,336	(337)	2,999	3,032
Apartment, The	Garden	Jul-00	Omaha, NE	1973	204	934	8,778	492	934	9,270	10,203	(3,909)	6,295	4,235
Apple Creek (TX)	Garden	Jan-00	Temple, TX	1984	176	479	3,752	477	479	4,229	4,708	(1,224)	3,484	1,403
Arbors	Garden	May-98	Deland, FL	1987	224	1,507	9,075	948	1,507	10,023	11,530	(3,006)	8,524	7,605
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	1,086	1,092	7,295	8,387	(2,195)	6,192	3,094
Arbours of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,727	14,758	2,175	1,727	16,933	18,659	(6,800)	11,859	5,650
Armitage Commons	Mid Rise	Mar-02	Chicago, IL	1983	104	1,070	4,292	624	1,070	4,916	5,986	(443)	5,542	5,082
Arrowsmith	Garden	Mar-02	Corpus Christi, TX	1980	70	240	968	294	240	1,262	1,502	(170)	1,332	1,413
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	965	3,314	—	965	3,314	4,279	(14)	4,266	4,298
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	23,034	2,771	31,399	34,170	(4,910)	29,260	5,910
Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	205	1,162	374	205	1,536	1,741	(186)	1,556	1,416
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,807	3,472	353	7,280	7,633	(2,452)	5,181	—
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	2,466	7,874	484	2,466	8,358	10,825	(2,478)	8,347	6,917
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	358	2,887	384	358	3,271	3,629	(1,602)	2,027	1,799
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	56	363	2,818	327	363	3,145	3,508	(1,533)	1,975	1,588
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1980	210	1,806	10,385	1,041	1,806	11,426	13,233	(2,944)	10,288	7,137
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	1,888	17,335	901	1,888	18,236	20,124	(6,832)	13,291	12,038
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,059	3,705	1,004	1,059	4,709	5,768	(1,146)	4,622	2,858
Baisley Park Gardens	Mid Rise	Apr-02	Jamaica, NY	1982	212	1,765	12,309	1,374	1,765	13,683	15,448	(2,245)	13,203	11,823
Baldwin Oaks	Mid Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	795	746	9,311	10,057	(4,329)	5,728	6,937
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,595	369	1,140	4,964	6,104	(311)	5,793	3,188
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,125	497	3,525	9,622	13,147	(1,531)	11,615	7,671
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,102	134	275	1,236	1,511	(175)	1,336	1,504
Barcelona	Garden	Oct-99	Houston ,TX	1963	127	772	4,264	1,047	772	5,310	6,082	(1,190)	4,892	7,261
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,640	41,853	76	22,640	41,929	64,569	(381)	64,188	48,181
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,187	39,809	398	3,187	40,206	43,393	(7,117)	36,276	23,773
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	2,256	18,915	38,201	57,116	(3,492)	53,623	30,843
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,434	5,139	1,041	1,434	6,179	7,613	(1,297)	6,316	3,477
Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,534	35,294	8,125	4,534	43,419	47,953	(14,040)	33,913	24,510
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	5,524	975	1,380	6,498	7,878	(839)	7,040	5,719
Beau Jardin	Garden	Apr-01	West Lafayette, IN	1968	252	5,460	5,291	1,520	5,460	6,811	12,271	(1,717)	10,555	4,608
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	104	230	1,023	1,253	(132)	1,121	1,102

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,641	1,596	2,222	14,237	16,459	(3,824)	12,634	10,559
Beech’s Farm	Garden	Oct-00	Columbia, MD	1983	135	3,873	3,447	956	3,873	4,403	8,277	(847)	7,430	3,795
Belmont Place	Garden	Jul-00	Marietta, GA	1972	326	11,312	2,345	17,850	11,312	20,195	31,507	(225)	31,282	—
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,423	694	1,096	7,116	8,212	(2,156)	6,057	3,690
Bent Tree (NC)	Garden	Sep-00	Greensboro, NC	1986	244	2,637	9,790	1,203	2,637	10,993	13,630	(1,623)	12,006	7,334
Bent Tree I	Garden	Oct-02	Indianapolis, IN	1983	240	1,879	6,430	414	1,879	6,844	8,723	(974)	7,749	4,000
Bent Tree III — Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,774	3,379	456	1,774	3,835	5,609	(563)	5,046	2,950
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	145	1,152	4,657	609	1,152	5,265	6,417	(676)	5,741	2,895
Berkeley Gardens	High Rise	Mar-02	Martinsburg, WV	1981	132	264	825	873	264	1,698	1,962	(301)	1,660	1,024
Big Walnut	Garden	Apr-02	Columbus, OH	1968	251	583	9,721	890	583	10,611	11,194	(4,352)	6,843	5,451
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,630	6,411	7,390	1,630	13,801	15,431	(867)	14,564	10,908
Bluffs (IN), The	Garden	Dec-98	Laffayette, IN	1982	181	979	5,556	1,261	979	6,817	7,796	(2,236)	5,560	3,259
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,446	20,884	698	3,446	21,581	25,028	(3,259)	21,768	15,383
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	15,807	755	23,537	24,292	(7,962)	16,329	14,926
Boulevard Tower	High Rise	Mar-02	Bronx, NY	1967	332	1,992	7,960	2,988	1,992	10,948	12,940	(1,373)	11,566	4,565
Braesview	Garden	May-98	San Antonio, TX	1982	396	3,135	17,813	2,041	3,135	19,855	22,990	(6,004)	16,986	11,765
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	3,012	1,437	15,737	17,174	(9,298)	7,876	8,927
Brant Rock Condominiums	Garden	Oct-97	Houston, TX	1984	84	337	1,976	773	337	2,748	3,085	(873)	2,213	981
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	1,660	1,008	7,167	8,175	(2,040)	6,135	3,578
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	791	592	3,531	4,123	(1,138)	2,986	1,384
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,195	9,586	1,564	3,195	11,150	14,346	(2,278)	12,067	6,314
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,467	13,868	1,626	2,467	15,494	17,961	(3,511)	14,450	7,261
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,040	11,890	1,906	2,040	13,796	15,836	(3,015)	12,821	7,261
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,976	2,152	969	8,128	9,097	(1,500)	7,597	3,420
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,090	13,241	1,594	2,090	14,835	16,925	(6,031)	10,894	9,887
Brinton Manor	Garden	Sep-03	Pittsburgh, PA	1971	219	367	5,251	1,390	367	6,641	7,008	(2,086)	4,922	1,594
Brinton Towers	High Rise	Sep-03	Pittsburgh, PA	1973	190	280	4,210	851	280	5,061	5,341	(2,770)	2,571	2,582
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,248	41,244	1,762	27,248	43,007	70,255	(3,513)	66,742	34,000
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,917	10,167	460	13,085	13,545	(1,902)	11,643	8,040
Broadmoor, The	Garden	May-98	Austin, TX	1984	200	1,370	8,361	816	1,370	9,177	10,547	(2,475)	8,072	6,000
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,936	1,236	2,245	14,172	16,417	(4,361)	12,056	11,800
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,346	1,127	2,709	16,473	19,182	(4,890)	14,292	11,405
Brookview	Garden	Dec-97	Montgomery, AL	1975	64	86	1,545	424	86	1,969	2,054	(400)	1,654	420
Brookwood Apartments (IN)	Garden	Apr-01	Indianapolis, IN	1967	476	4,631	11,022	2,681	4,631	13,704	18,335	(2,735)	15,600	9,377
Burgundy Court	Garden	Apr-00	Cincinnati, OH	1969	234	1,848	9,619	913	1,848	10,532	12,380	(2,436)	9,944	5,913
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,689	22,607	1,418	4,689	24,025	28,714	(5,079)	23,635	18,530
Cache Creek Apartment Homes	Mid-Rise	Jun-04	Clearlake, CA	2002	80	1,545	9,405	430	1,545	9,835	11,380	(566)	10,814	2,386
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	73,334	39,826	11,708	113,160	124,868	(17,695)	107,173	45,032
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	750	6,719	265	750	6,984	7,733	(1,413)	6,320	8,438
Canoga Park	Garden	Mar-02	North Hollywood, CA	1983	14	161	639	18	161	657	818	(73)	745	679
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	73,160	12,706	13,659	85,866	99,525	(17,459)	82,066	46,258
Canyon Crest	Garden	Jan-03	Littleton, CO	1966	90	1,335	6,071	292	1,335	6,363	7,698	(1,417)	6,281	3,298
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	829	7,300	7,431	14,731	(880)	13,851	5,839
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,307	7,012	639	1,307	7,652	8,959	(2,095)	6,864	4,275
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,600	6,870	10,359	1,600	17,230	18,830	(4,848)	13,982	7,798
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	836	8,888	1,020	836	9,908	10,744	(3,238)	7,507	4,875
Carriage House	Garden	Oct-99	Gastonia, NC	1971	102	426	3,426	723	426	4,148	4,574	(1,665)	2,909	1,810
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,815	4,143	63	1,815	4,207	6,022	(513)	5,509	2,187
Castle Court	High Rise	May-04	Bristol, MA	1974	240	14,226	8,756	457	14,226	9,212	23,438	(191)	23,246	11,435
Castle Park	Mid Rise	Mar-02	St. Louis, MO	1983	209	1,710	6,896	898	1,710	7,794	9,504	(968)	8,536	9,056

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	672	585	3,023	3,608	(306)	3,302	3,574
Cedar Brooke Apartments	Garden	Apr-00	Independence, MO	1971	158	1,012	4,810	615	1,012	5,426	6,438	(3,178)	3,260	5,410
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	790	5,592	717	790	6,310	7,100	(2,495)	4,606	4,591
Centennial	Garden	Mar-02	Fort Wayne, IN	1983	88	550	2,207	319	550	2,526	3,076	(316)	2,760	2,989
Center City	Mid Rise	Mar-02	Hazelton, PA	1981	176	925	3,724	478	925	4,202	5,127	(933)	4,194	3,972
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	1,954	582	6,144	6,726	(1,463)	5,263	9,376
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,606	8,656	1,237	7,606	9,894	17,499	(938)	16,562	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,068	1,160	2,288	14,228	16,516	(2,668)	13,849	8,663
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	33,000	4,203	10,403	37,203	47,606	(10,198)	37,408	34,851
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	150	372	1,640	2,012	(257)	1,755	1,436
Chesapeake (Lost Mill)	Garden	Sep-04	Austin, TX	1984	124	438	3,512	63	438	3,575	4,013	(748)	3,265	1,135
Chesapeake Apartments	Garden	Jan-96	Houston, TX	1983	320	775	7,317	1,943	775	9,260	10,035	(2,727)	7,308	6,093
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	16,065	16,860	1,553	16,065	18,413	34,478	(3,538)	30,939	24,949
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	2,001	7,980	731	2,001	8,711	10,712	(1,637)	9,075	6,642
Chestnut Hill (CT)	Garden	Oct-99	Middletown, CT	1986	314	3,001	20,143	1,052	3,001	21,195	24,196	(4,948)	19,247	16,070
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,481	49,463	6,728	6,481	56,192	62,674	(15,159)	47,515	24,291
Cheswick	Garden	Jun-04	Indianapolis, IN	1976	187	886	5,854	97	886	5,951	6,837	(2,094)	4,743	2,915
Chidester Place	High Rise	Mar-02	Ypsilanti, MI	1979	151	960	3,814	331	960	4,145	5,105	(435)	4,670	2,010
Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,502	10,930	436	2,502	11,366	13,869	(1,524)	12,345	8,320
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	1,838	7,516	185	1,838	7,701	9,539	(2,359)	7,180	5,151
Chimneys of Oak Creek I	Garden	Oct-02	Kettering, OH	1981	200	1,496	6,088	377	1,496	6,466	7,962	(753)	7,210	5,300
Chimneys of Oak Creek II	Garden	Jun-04	Kettering, OH	1984	188	908	7,106	466	908	7,571	8,480	(2,172)	6,307	6,000
Citadel	Garden	Jul-00	El Paso, TX	1973	261	1,011	8,488	362	1,011	8,850	9,861	(3,828)	6,033	5,527
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	897	6,789	623	897	7,412	8,309	(2,475)	5,833	2,450
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,117	6,642	1,340	1,117	7,982	9,100	(2,101)	6,998	4,325
Citrus Sunset	Garden	Jul-98	Vista, CA	1985	97	663	3,992	769	663	4,762	5,425	(1,225)	4,200	5,900
City Heights	High Rise	Mar-02	Wilkes-Barre, PA	1978	151	755	3,044	178	755	3,223	3,978	(388)	3,590	3,209
City Line	Garden	Mar-02	Hampton, VA	1976	200	500	2,014	234	500	2,248	2,748	(199)	2,550	2,389
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	257	500	2,268	2,768	(292)	2,475	2,261
Cold Harbor	Garden	Dec-04	Mechanicsville, VA	1977	156	339	5,695	300	339	5,995	6,334	(2,522)	3,812	3,141
Colonial Crest	Garden	Dec-99	Bloomington, IN	1965	208	903	4,593	2,263	903	6,856	7,759	(1,736)	6,023	1,479
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	1,417	766	5,763	6,529	(1,622)	4,907	2,292
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,360	864	1,121	7,223	8,344	(1,829)	6,516	2,920
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,336	19,722	3,783	2,336	23,504	25,840	(10,546)	15,294	13,199
Colony of Springdale	Garden	Dec-03	Springdale, OH	1969	261	1,894	9,908	1,927	1,894	11,835	13,729	(4,757)	8,973	4,873
Columbus Avenue	Mid-Rise	Sep-03	New York, NY	1880	70	34,148	10,825	835	34,148	11,660	45,808	(877)	44,931	19,666
Cooper’s Point	Garden	Oct-02	North Charleston, SC	1986	192	764	7,615	169	764	7,783	8,547	(3,193)	5,355	3,799
Cooper’s Pond	Garden	Jan-00	Tampa, FL	1978	463	1,529	14,199	1,748	1,529	15,947	17,475	(6,321)	11,154	9,998
Copper Chase Apartments	Garden	Dec-96	Katy, TX	1982	316	1,742	7,010	2,698	1,742	9,707	11,449	(3,500)	7,949	6,175
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,077	9,064	168	1,077	9,232	10,309	(3,507)	6,802	5,452
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	940	7,900	1,267	940	9,167	10,106	(1,979)	8,128	4,163
Coral Garden Apartments	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,589	5,607	3,190	18,197	21,387	(8,794)	12,593	10,361
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,257	676	9,972	10,647	(434)	10,213	8,577
Country Club Villas	Garden	Jul-94	Amarillo, TX	1984	282	1,049	5,691	2,475	1,049	8,165	9,214	(3,136)	6,078	4,590
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,160	1,206	2,848	17,366	20,214	(5,197)	15,016	10,572
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	1,420	8,512	12,252	20,764	(2,283)	18,482	10,934
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,166	29,430	2,495	5,166	31,925	37,091	(8,154)	28,937	13,168
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,459	880	2,727	16,339	19,066	(4,749)	14,318	9,375
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	5,072	2,761	700	7,833	8,533	(2,096)	6,437	4,342
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,754	13,865	749	1,754	14,615	16,368	(5,261)	11,107	5,952

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	2,254	24,595	21,072	45,667	(2,826)	42,841	19,070
Creekside Gardens	Garden	Mar-02	Loveland, CO	1983	50	350	1,401	80	350	1,481	1,831	(195)	1,636	1,840
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,610	187	400	1,797	2,197	(204)	1,993	1,766
Crescent Gardens	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	799	15,382	11,014	26,396	(1,362)	25,034	10,700
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,394	4	42	1,398	1,440	(46)	1,393	980
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,954	2,007	2,588	16,961	19,549	(5,443)	14,106	7,235
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,661	1,440	2,180	14,101	16,281	(4,137)	12,144	5,895
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,831	1,209	939	7,041	7,980	(1,639)	6,340	2,329
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,083	5,696	1,731	1,083	7,427	8,510	(2,286)	6,224	4,793
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	540	2,178	897	540	3,075	3,615	(311)	3,304	1,101
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,091	16,981	1,832	2,091	18,813	20,904	(6,139)	14,764	12,585
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,634	13,916	291	4,634	14,207	18,842	(4,591)	14,251	11,444
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,225	10,400	1,416	3,225	11,816	15,041	(2,491)	12,550	8,491
Deerfield Apartments	Garden	Apr-01	Jacksonville, FL	1989	256	3,476	6,690	1,183	3,476	7,873	11,349	(1,315)	10,033	7,509
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	447	575	2,752	3,327	(292)	3,034	3,810
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	27	394	1,606	2,000	(159)	1,840	1,162
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,943	10,632	2,095	14,575	16,670	(3,444)	13,226	5,306
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	1,835	1,666	11,188	12,854	(3,017)	9,837	6,466
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,099	6,120	989	1,099	7,108	8,207	(3,243)	4,964	3,743
Dunwoody Park	Garden	Jul-94	Dunwoody, GA	1980	318	1,838	10,513	3,370	1,838	13,883	15,721	(5,200)	10,522	9,719
Eagle’s Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,981	812	1,053	6,793	7,846	(2,407)	5,440	4,010
East Central Towers	Mid Rise	Mar-02	Fort Wayne, IN	1980	167	800	3,203	112	800	3,315	4,115	(395)	3,720	3,383
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	240	2,800	11,188	601	2,800	11,789	14,589	(1,250)	13,338	8,879
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	1,071	9,790	989	1,071	10,779	11,850	(3,091)	8,759	3,477
Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	550	2,294	657	550	2,950	3,500	(352)	3,148	—
Edgewater	High Rise	Mar-02	Springfield, MA	1974	366	1,500	6,241	1,313	1,500	7,554	9,054	(931)	8,123	6,083
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,533	30,830	3,046	5,533	33,876	39,409	(7,323)	32,086	19,895
Essex Park	Garden	Oct-99	Columbia, SC	1971	323	1,126	9,686	1,369	1,126	11,055	12,181	(4,488)	7,693	6,314
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	1,258	3,232	26,804	30,036	(5,691)	24,345	15,996
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,642	13,807	1,616	6,642	15,423	22,064	(3,078)	18,987	10,913
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,087	5,214	679	3,087	5,893	8,980	(2,908)	6,073	5,913
Fairway View I	Garden	Oct-99	Baton Rouge, LA	1972	242	1,187	9,684	774	1,187	10,458	11,645	(4,409)	7,236	4,802
Fairway View II	Garden	Oct-99	Baton Rouge, LA	1981	204	1,287	9,052	699	1,287	9,751	11,038	(3,878)	7,160	5,015
Fairways	Garden	Jul-94	Chandler, AZ	1986	352	1,830	15,738	4,218	1,830	19,957	21,787	(7,243)	14,544	8,622
Falls of Bells Ferry, The	Garden	May-98	Marietta, GA	1987	720	6,568	37,283	3,638	6,568	40,921	47,489	(12,437)	35,052	22,450
Falls on Bull Creek, The	Garden	May-98	Austin, TX	1986	344	2,645	15,011	9,037	2,645	24,048	26,693	(6,241)	20,452	8,220
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,948	15,174	740	11,948	15,914	27,862	(2,488)	25,374	13,748
Ferntree	Garden	Mar-01	Phoenix, AZ	1970	219	2,078	13,752	669	2,078	14,421	16,499	(1,987)	14,512	4,515
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,332	7,617	1,342	1,332	8,959	10,291	(2,458)	7,833	5,446
Fisherman’s Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,446	2,327	1,643	11,773	13,416	(2,929)	10,487	4,713
Fisherman’s Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	1,324	1,276	8,495	9,771	(2,461)	7,310	5,306
Fisherman’s Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	2,824	1,257	10,408	11,665	(2,941)	8,724	2,837
Flamingo South Beach	High Rise	Sep-97	Miami Beach, FL	1960	1,688	16,682	90,432	248,099	16,682	338,530	355,212	(22,967)	332,245	80,586
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,881	21,694	2,308	3,881	24,002	27,883	(8,198)	19,685	10,100
Four Winds	Garden	Oct-02	Overland Park, KS	1986	350	1,797	16,653	1,012	1,797	17,665	19,462	(6,829)	12,633	8,669
Fox Crest	Garden	Jan-03	Waukegan, IL	1974	245	2,136	12,319	144	2,136	12,463	14,599	(794)	13,805	7,113
Fox Run	Garden	Jan-00	Plainsboro, NJ	1973	776	6,799	48,766	7,438	6,799	56,204	63,003	(16,527)	46,476	32,248
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,420	96,062	13,770	15,420	109,832	125,252	(32,019)	93,232	141,949
Foxfire	Garden	Oct-99	Doraville, GA	1971	266	1,397	10,287	1,544	1,397	11,831	13,228	(4,134)	9,095	6,265
Foxtree	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	4,229	2,458	18,156	20,614	(5,504)	15,110	7,172

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,083	2,465	1,125	8,547	9,672	(3,252)	6,420	5,033
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	7,210	3,936	30,042	33,978	(8,008)	25,971	15,005
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,982	1,883	2,289	14,866	17,155	(4,284)	12,870	5,622
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	970	3,887	550	970	4,438	5,408	(695)	4,713	5,678
Gary Manor	High Rise	Mar-02	Gary, IN	1980	198	1,090	4,370	260	1,090	4,630	5,720	(504)	5,216	5,336
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	19	266	2,244	2,510	(585)	1,926	1,855
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	436	1,666	76	436	1,742	2,178	(328)	1,850	1,590
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	12,352	13,168	735	12,352	13,904	26,256	(1,423)	24,833	15,755
Gholson Hotel	Mid Rise	Mar-02	Ranger, TX	1984	50	325	1,334	46	325	1,380	1,705	(169)	1,537	1,500
Gladys Hampton Houses	High Rise	Oct-02	New York, NY	1980	205	1,009	7,662	1,116	1,009	8,778	9,787	(1,773)	8,013	7,598
Glen Hollow	Garden	Dec-99	Charlotte, NC	1972	336	2,157	10,062	2,335	2,157	12,398	14,555	(2,456)	12,099	6,661
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	290	1,059	17,925	11,479	1,059	29,404	30,463	(1,647)	28,816	21,000
Governor’s Park (AR)	Garden	Apr-00	Little Rock, AR	1985	154	755	5,950	336	755	6,286	7,041	(2,354)	4,687	3,407
Governor’s Park (CO)	Garden	Jan-00	Ft. Collins, CO	1982	188	1,119	9,110	645	1,119	9,754	10,873	(3,222)	7,651	6,510
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	168	4,577	4,226	8,802	(607)	8,195	5,268
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	2,037	2,715	18,808	21,523	(3,615)	17,908	10,272
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	22,542	2,303	23,254	25,557	(3,091)	22,466	15,939
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,184	13,895	977	2,184	14,872	17,056	(5,735)	11,321	8,039
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,873	9,848	3,459	1,873	13,307	15,180	(3,671)	11,510	8,959
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	37	1,010	1,728	2,738	(205)	2,533	1,618
Hampton Greens	Garden	Oct-02	Dallas, TX	1986	309	1,781	10,170	502	1,781	10,673	12,454	(4,252)	8,202	5,184
Hampton Hill Apartments	Garden	Nov-96	Houston, TX	1984	332	1,311	7,122	2,826	1,311	9,948	11,259	(2,794)	8,466	5,529
Harbor Ridge II	Garden	Mar-04	Maineville, OH	1985	24	263	1,279	70	263	1,349	1,612	(198)	1,414	823
Harbor Ridge III	Garden	Mar-04	Maineville, OH	1985	48	457	2,119	19	457	2,138	2,596	(33)	2,563	1,598
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	9,930	10,643	2,145	9,930	12,788	22,717	(2,401)	20,316	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,652	3,083	1,188	4,652	4,271	8,924	(1,296)	7,628	—
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	850	475	3,635	4,110	(1,073)	3,037	818
Hastings Place Apartments	Garden	Nov-96	Houston, TX	1984	176	934	5,021	1,993	934	7,014	7,948	(1,402)	6,546	3,892
Heather Ridge (AZ)	Garden	May-98	Phoenix, AZ	1983	252	1,610	9,141	1,069	1,610	10,210	11,820	(3,086)	8,734	4,995
Heather Ridge (TX)	Garden	Dec-00	Arlington, TX	1982	180	784	4,900	455	784	5,355	6,139	(1,774)	4,365	3,359
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	272	700	3,074	3,774	(369)	3,405	1,955
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,203	6,430	1,552	1,203	7,982	9,185	(1,295)	7,890	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,012	7,330	296	1,012	7,626	8,638	(2,519)	6,118	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	832	9,001	421	832	9,421	10,254	(1,955)	8,299	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	692	4,149	309	692	4,458	5,150	(766)	4,384	4,620
Heritage Square	Garden	Mar-02	Texas City, TX	1983	50	668	859	98	668	957	1,625	(137)	1,488	1,578
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,784	8,251	505	1,784	8,756	10,540	(2,794)	7,747	8,858
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,465	8,889	944	1,465	9,833	11,298	(1,794)	9,504	5,985
Hickory Hill	Garden	Oct-02	Frederick, MD	1981	162	756	5,724	270	756	5,994	6,750	(1,171)	5,578	5,058
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	3,633	3,043	21,249	24,292	(5,397)	18,894	17,797
Hidden Cove (MI)	Garden	Apr-00	Belleville, MI	1976	120	463	5,334	522	463	5,857	6,320	(2,895)	3,425	2,622
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	2,587	8,050	260	2,587	8,310	10,897	(1,168)	9,729	7,142
Hidden Lake	Garden	May-98	Tampa, FL	1983	267	1,361	7,765	1,229	1,361	8,994	10,355	(2,621)	7,734	4,573
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,340	2,057	1,470	10,396	11,866	(3,180)	8,687	3,559
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,308	13,056	325	3,308	13,381	16,689	(3,154)	13,535	6,213
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,247	9,246	4,048	6,247	13,295	19,542	(4,446)	15,095	10,601
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,361	6,806	963	1,361	7,769	9,130	(1,806)	7,325	—
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,204	232	550	2,437	2,987	(253)	2,734	2,267
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	33,322	47,216	2,063	33,322	49,279	82,602	(4,199)	78,403	47,827

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	9,262	2,872	25,331	28,203	(10,678)	17,525	8,948
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,764	11,614	1,367	19,378	20,745	(3,761)	16,984	14,566
Hollymead Square	Garden	Mar-00	Charlottesville, VA	1978	100	404	3,063	436	404	3,499	3,903	(1,902)	2,001	3,197
Hopkins Village	Mid-Rise	Sep-03	Baltimore, MD	1979	165	870	4,207	536	870	4,743	5,613	(2,241)	3,372	3,228
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	940	1,548	95	940	1,644	2,584	(206)	2,377	1,048
Hunt Club (IN)	Garden	Oct-99	Indianapolis, IN	1972	200	825	5,629	950	825	6,579	7,404	(3,476)	3,928	3,501
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	18,141	13,149	1,595	18,141	14,744	32,885	(3,165)	29,720	19,031
Hunt Club (NC)	Garden	Apr-02	Winston-Salem, NC	1983	128	971	4,101	656	971	4,757	5,728	(480)	5,247	3,546
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	17,392	13,653	2,374	17,392	16,027	33,419	(4,134)	29,285	21,500
Hunt Club (SC)	Garden	Sep-03	Spartanburg, SC	1987	204	4,172	7,435	529	4,172	7,964	12,136	(850)	11,286	5,385
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,505	11,920	1,002	10,505	12,922	23,428	(2,767)	20,661	19,936
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	2,537	8,872	1,277	2,537	10,149	12,686	(1,969)	10,716	9,953
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,653	6,049	445	1,653	6,495	8,148	(1,215)	6,932	5,313
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,827	8,668	867	7,827	9,535	17,362	(1,496)	15,865	10,376
Hunter’s Chase I (OH)	Garden	Jun-04	Montgomery, OH	1985	292	1,606	10,816	601	1,606	11,418	13,024	(3,836)	9,188	8,374
Hunter’s Creek	Garden	May-99	Cincinnati, OH	1981	146	661	3,818	914	661	4,733	5,394	(1,446)	3,948	2,812
Hunter’s Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	922	2,244	8,685	10,929	(2,135)	8,794	4,150
Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	300	1,731	411	300	2,142	2,443	(595)	1,847	745
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,175	14,947	2,141	2,175	17,088	19,263	(6,359)	12,904	11,626
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,617	17,915	2,588	2,617	20,504	23,121	(7,550)	15,571	13,284
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,409	16,305	2,810	2,409	19,116	21,525	(7,781)	13,744	13,826
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,655	11,293	1,478	1,655	12,771	14,426	(4,605)	9,821	6,574
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	3,047	16,499	11	3,047	16,510	19,557	(114)	19,442	15,554
Indian Creek Village	Garden	Oct-99	Overland Park, KS	1972	273	2,358	11,454	2,609	2,358	14,062	16,420	(5,892)	10,528	8,001
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	1,053	23,927	16,854	40,781	(2,065)	38,716	15,500
Island Club	Garden	Oct-02	Columbus, OH	1984	308	2,073	10,780	412	2,073	11,192	13,265	(2,637)	10,628	9,371
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,801	9,465	1,092	6,801	10,557	17,359	(3,297)	14,062	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	18,185	28,428	4,337	18,185	32,765	50,950	(4,763)	46,187	37,664
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,379	14,600	693	2,379	15,293	17,672	(2,405)	15,266	11,081
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,692	7,652	2,719	7,692	10,371	18,063	(2,123)	15,940	10,967
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,191	1,353	1,267	8,544	9,811	(2,600)	7,211	3,398
Jefferson Place	Garden	Nov-94	Baton Rouge, LA	1985	234	2,697	16,332	1,465	2,697	17,797	20,494	(6,221)	14,273	7,636
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,696	26	142	3,722	3,864	(71)	3,793	1,214
Jersey Park	Garden	Dec-03	Smithfield, VA	1980	80	185	2,055	218	185	2,272	2,458	(900)	1,557	1,592
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	965	1,526	8,015	9,541	(1,784)	7,758	5,145
King’s Crossing	Garden	Jul-02	Columbia, MD	1983	168	4,429	7,531	186	4,429	7,717	12,146	(2,747)	9,399	5,752
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,774	6,663	92	1,774	6,756	8,530	(2,667)	5,862	4,798
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,214	15,312	2,380	3,214	17,692	20,906	(6,101)	14,804	9,045
Knollwood	Garden	Jul-00	Nashville, TN	1972	326	1,824	14,272	2,225	1,824	16,497	18,321	(6,417)	11,904	6,780
La Colina	Garden	Oct-99	Denton, TX	1984	264	1,378	9,169	367	1,378	9,536	10,914	(1,231)	9,684	6,145
La Jolla	Garden	May-98	San Antonio, TX	1975	300	2,074	11,809	1,066	2,074	12,875	14,949	(3,863)	11,086	7,425
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,816	1,017	1,342	8,833	10,175	(2,999)	7,175	4,927
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,611	7,768	5,183	37,380	42,563	(8,539)	34,024	26,731
Lake Forest Apartments	Garden	Jul-00	Omaha, NE	1971	312	1,839	12,891	689	1,839	13,581	15,420	(5,162)	10,257	8,534
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,271	9,442	2,988	1,271	12,429	13,700	(3,653)	10,047	6,514
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	3,849	582	1,652	4,431	6,083	(2,637)	3,446	5,955
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	16,128	1,391	2,822	17,519	20,341	(6,103)	14,238	14,983
Lakes at South Coast, The	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	4,284	55,223	69,791	125,014	(7,716)	117,297	75,600
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	2,826	18,492	2,977	2,826	21,468	24,294	(8,945)	15,349	12,240
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	4,155	30,279	2,017	4,155	32,296	36,451	(10,685)	25,766	22,697

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,168	5,358	696	3,168	6,055	9,223	(1,283)	7,939	6,130
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,831	36,651	3,376	4,831	40,027	44,859	(15,320)	29,539	21,014
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	803	8,349	273	803	8,622	9,425	(2,732)	6,693	4,927
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,994	8,583	2,034	1,994	10,617	12,611	(3,249)	9,362	7,326
Landings	Garden	Jan-01	Indianapolis, IN	1973	150	616	3,303	1,159	616	4,461	5,077	(2,021)	3,056	3,204
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,668	14,204	1,198	1,668	15,402	17,069	(6,664)	10,405	7,000
Las Americas Housing	Garden	Apr-02	Ponce, Puerto Rico	1981	250	1,271	10,032	286	1,271	10,318	11,588	(3,913)	7,676	7,306
Las Brisas (TX)	Garden	Dec-95	San Antonio, TX	1983	176	1,082	5,214	1,335	1,082	6,549	7,631	(2,089)	5,543	3,779
Lasalle	Garden	Oct-00	San Francisco, CA	1976	145	1,162	10,453	7,282	1,162	17,735	18,897	(3,364)	15,533	3,444
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,199	11,350	2,977	1,199	14,327	15,526	(5,014)	10,513	11,193
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,699	9,594	1,415	1,699	11,008	12,708	(3,215)	9,493	6,551
Legend Oaks	Garden	May-98	Tampa, FL	1983	416	2,304	13,288	2,042	2,304	15,331	17,635	(4,462)	13,172	6,657
Leona	Garden	Dec-97	Uvalde, TX	1973	40	100	524	371	100	895	995	(312)	683	376
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,688	624	312	2,312	2,624	(852)	1,772	808
Lexington Green	Garden	Oct-99	Sarasota, FL	1974	267	1,466	9,956	2,048	1,466	12,004	13,470	(3,990)	9,480	6,310
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	479	2,525	17,450	2,025	2,525	19,475	22,000	(3,020)	18,981	11,705
Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	697	4,855	408	697	5,263	5,960	(911)	5,049	2,714
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	483	3,308	158	483	3,466	3,949	(469)	3,480	2,544
Lincoln Place Garden	Garden	Aug-03	Venice, CA	1951	755	43,060	94,589	7,346	43,060	101,936	144,996	(5,713)	139,282	72,500
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	238	650	2,842	3,492	(409)	3,083	3,008
Lodge, The	Garden	Jan-00	Denver, CO	1973	376	1,944	14,262	1,740	1,944	16,002	17,945	(5,682)	12,264	6,593
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	2,012	11,902	869	2,012	12,771	14,784	(3,541)	11,242	3,983
Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1970	230	1,399	7,445	6,132	1,399	13,577	14,977	(999)	13,978	8,623
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	693	8,309	2,054	693	10,363	11,056	(4,526)	6,530	5,401
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	1,884	1,662	11,388	13,050	(3,312)	9,737	6,050
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	537	2,165	76	537	2,241	2,778	(229)	2,549	2,055
Madera Point	Garden	May-98	Phoenix, AZ	1986	256	2,103	12,582	1,276	2,103	13,858	15,961	(4,231)	11,730	8,067
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	65,407	53,438	8,208	65,407	61,646	127,053	(7,644)	119,409	46,900
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	3,061	2,598	19,202	21,800	(3,883)	17,917	8,971
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	2,879	—	69,740	69,740	(5,554)	64,187	9,622
Mariner’s Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	10,034	15,503	1,517	25,537	27,054	(5,370)	21,684	12,382
Mayfair Village	Garden	Nov-00	West Lafayette, IN	1964	72	977	1,283	342	977	1,624	2,601	(382)	2,219	1,169
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	3,359	1,435	27,891	29,326	(7,205)	22,121	6,007
Meadows	Garden	Dec-00	Austin, TX	1983	100	580	3,667	315	580	3,982	4,562	(1,422)	3,140	2,502
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,831	1,479	1,836	12,310	14,146	(1,999)	12,147	6,630
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,863	614	1,210	7,477	8,687	(2,357)	6,330	4,275
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	253	516	3,694	754	516	4,449	4,965	(924)	4,040	1,218
Michigan Plaza	Garden	Dec-99	Indianapolis, IN	1965	6	24	219	—	24	219	243	(125)	118	—
Millhopper Village	Garden	Oct-99	Gainesville, FL	1969	136	759	5,906	455	759	6,361	7,120	(2,317)	4,803	3,867
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	567	391	4,426	4,816	(1,598)	3,218	3,380
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	3,262	1,268	10,158	11,426	(4,147)	7,279	5,051
Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	685	2,614	2,449	685	5,063	5,748	(1,203)	4,544	3,051
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,841	1,109	2,546	15,950	18,496	(4,656)	13,840	7,750
Mulberry	High Rise	Mar-02	Scranton, PA	1981	206	1,120	4,487	771	1,120	5,258	6,378	(627)	5,751	2,662
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	570	2,282	185	570	2,467	3,037	(226)	2,811	1,208
New West 111th St Apartments	High Rise	Oct-02	New York, NY	1929	74	530	3,297	295	530	3,592	4,122	(376)	3,746	3,538
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,150	7,862	222	1,150	8,084	9,234	(1,573)	7,661	7,843
Newport	Garden	Jul-94	Avondale, AZ	1986	204	800	4,354	1,728	800	6,082	6,883	(2,365)	4,518	4,092
North River Club	Garden	Mar-02	Oceanside, CA	1983	56	510	2,046	112	510	2,158	2,668	(290)	2,378	2,235

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

North River Place	Garden	Jul-02	Chillicothe, OH	1980	120	858	3,351	154	858	3,506	4,364	(940)	3,424	2,668
North Slope	Garden	Oct-02	Greenville, SC	1984	156	1,696	5,791	346	1,696	6,137	7,833	(902)	6,930	3,745
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	494	1,317	707	494	2,024	2,518	(612)	1,907	1,238
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,333	14,334	5,929	2,333	20,263	22,596	(3,240)	19,356	21,425
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	736	500	2,748	3,248	(481)	2,767	2,136
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,817	7,004	3,054	2,817	10,058	12,875	(1,376)	11,499	6,840
Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,382	14,388	1,323	16,382	15,711	32,094	(3,062)	29,032	21,275
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,420	1,602	1,017	7,022	8,039	(1,306)	6,733	4,249
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	1,024	5,902	608	1,024	6,510	7,533	(2,235)	5,298	2,550
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	618	10,207	16,771	4,511	10,207	21,282	31,488	(5,868)	25,620	23,487
Oak Run Apartments	Garden	Oct-02	Dallas, TX	1979	420	5,176	13,864	938	5,176	14,802	19,978	(5,901)	14,077	8,500
Oakbrook (MI)	Garden	Dec-99	Battle Creek, MI	1981	586	3,158	16,325	4,270	3,158	20,596	23,754	(3,497)	20,257	7,481
Oaks at Woodridge I	Garden	Oct-02	Fairfield, OH	1985	332	3,375	11,043	327	3,375	11,371	14,746	(862)	13,883	10,276
Oakwood Apartments	Town Home	Mar-04	Cuthbert, GA	1985	50	188	1,058	28	188	1,085	1,273	(331)	942	1,119
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	9	95	508	603	(51)	551	503
Oakwood Miami	High Rise	Dec-03	Miami, FL	1998	357	31,355	32,214	495	31,355	32,709	64,064	(745)	63,319	48,714
Oakwood Village On Lake Nancy	Garden	Oct-99	Winter Park, FL	1973	278	1,207	11,029	1,138	1,207	12,167	13,374	(5,321)	8,054	6,323
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	2,323	2,132	15,179	17,311	(4,243)	13,068	10,295
O’Fallon	Garden	Mar-02	O’Fallon, IL	1982	132	870	3,466	294	870	3,761	4,631	(519)	4,111	4,133
Okemos Station	Garden	Oct-02	Okemos, MI	1981	112	558	3,644	228	558	3,872	4,430	(689)	3,741	2,728
Old Salem	Garden	Oct-99	Charlottesville, VA	1967	364	2,106	16,621	2,215	2,106	18,836	20,942	(6,785)	14,157	8,892
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	151	3,016	255	151	3,270	3,421	(1,278)	2,143	2,924
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,463	1,093	581	4,556	5,137	(770)	4,367	3,721
One Lytle Place	High Rise	Jan-00	Cincinnati ,OH	1980	231	2,662	21,800	1,287	2,662	23,087	25,749	(3,691)	22,058	12,079
Orchidtree	Garden	Oct-97	Scottsdale, AZ	1971	278	2,314	13,140	2,622	2,314	15,762	18,076	(4,662)	13,413	5,859
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	1,040	4,164	167	1,040	4,331	5,371	(659)	4,712	3,962
Palazzo at Park La Brea	Mid-Rise	Feb-04	Los Angeles, CA	2002	521	24,429	138,521	394	24,429	138,915	163,344	(4,059)	159,285	88,072
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,262	7,753	2,804	24,015	26,819	(7,009)	19,810	12,441
Palm Lake	Garden	Oct-99	Tampa ,FL	1972	150	711	5,038	1,287	711	6,324	7,035	(3,309)	3,726	2,727
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	7,015	114	—	7,129	7,129	(708)	6,421	3,943
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	570	2,288	215	570	2,502	3,072	(325)	2,747	2,462
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1970	130	647	3,515	1,918	647	5,433	6,080	(2,098)	3,982	3,623
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,162	1,649	1,025	7,812	8,837	(1,799)	7,038	4,494
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	176	521	239	176	760	936	(835)	101	2,417
Park Avenue Towers (PA)	Garden	Oct-00	Wilkes-Barre, PA	1978	130	292	2,546	447	292	2,993	3,285	(1,131)	2,154	2,226
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	718	5,316	681	718	5,997	6,715	(2,255)	4,460	2,725
Park Colony	Garden	May-98	Norcross, GA	1984	352	3,257	18,481	1,975	3,257	20,456	23,713	(6,111)	17,602	9,436
Park Place Texas	Garden	Mar-02	Cleveland, TX	1983	60	390	1,587	128	390	1,715	2,105	(204)	1,901	1,919
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	979	7,711	49,104	22,601	7,711	71,705	79,416	(14,067)	65,349	35,576
Parker House	Garden	Apr-01	Hyattsville, MD	1965	296	10,676	8,682	949	10,676	9,631	20,307	(1,281)	19,026	7,134
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,731	12,635	5,429	1,731	18,064	19,795	(3,705)	16,090	7,010
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,060	4,240	393	1,060	4,633	5,693	(460)	5,233	2,851
Parkview NY	Mid-Rise	Jun-04	Bronx, NY	1920	72	247	3,007	141	247	3,148	3,395	(1,164)	2,232	1,712
Parkway (VA)	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	915	386	3,749	4,135	(1,940)	2,196	2,015
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	33	—	15,449	15,449	(817)	14,632	10,845
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	295	4,683	11,713	4,277	4,683	15,990	20,673	(5,453)	15,219	11,815
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	1,968	20,775	2,579	1,968	23,354	25,322	(7,425)	17,897	10,896
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,819	6,883	237	1,819	7,121	8,940	(1,576)	7,363	5,655
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,169	1,545	844	6,714	7,558	(1,521)	6,036	4,195

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Peppermill Village	Garden	Oct-02	West Lafayette, IN	1981	192	1,095	5,875	717	1,095	6,591	7,686	(664)	7,023	4,605
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	1,123	7,835	6,347	14,182	(887)	13,295	6,242
Pickwick Place	Garden	Oct-99	Indianapolis, IN	1973	336	967	8,941	2,383	967	11,324	12,290	(4,831)	7,460	5,817
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	772	3,975	6,807	10,782	(693)	10,089	4,414
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,899	1,113	2,095	13,013	15,108	(3,917)	11,191	7,500
Pinebrook Manor	Garden	Mar-02	Lansing, MI	1971	136	620	2,488	703	620	3,191	3,811	(599)	3,212	967
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	602	3,318	1,018	602	4,335	4,938	(1,199)	3,739	2,100
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	100	420	1,698	573	420	2,271	2,691	(278)	2,413	2,080
Place Du Plantier	Garden	Oct-99	Baton Rouge, LA	1972	268	1,362	10,735	736	1,362	11,471	12,833	(5,104)	7,729	5,934
Place One	Garden	Jul-01	Richmond, VA	1976	114	405	2,806	609	405	3,414	3,820	(1,642)	2,178	1,940
Plantation Creek	Garden	Oct-02	Atlanta, GA	1976	484	3,118	25,992	1,617	3,118	27,609	30,727	(10,663)	20,065	14,246
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,107	9,210	848	1,107	10,059	11,166	(3,871)	7,295	4,276
Plantation Gardens	Garden	Oct-99	Plantation, FL	1971	372	3,928	19,418	2,055	3,928	21,474	25,402	(8,334)	17,068	8,839
Plaza on the Park	Garden	Mar-04	Chicago, IL	1928	151	492	7,568	338	492	7,906	8,398	(1,394)	7,004	7,157
Pleasant Ridge	Garden	Nov-94	Little Rock, AR	1982	200	1,661	9,111	2,898	1,661	12,008	13,669	(4,379)	9,290	5,670
Pleasant Valley Pointe	Garden	Nov-94	Little Rock, AR	1985	112	907	5,085	1,532	907	6,617	7,524	(2,444)	5,080	3,093
Plum Creek	Garden	Oct-02	Charlotte, NC	1984	276	3,125	9,144	367	3,125	9,511	12,635	(1,090)	11,546	7,807
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	650	2,647	194	650	2,841	3,491	(322)	3,169	2,968
Point West Apartments	Garden	Dec-97	Lenexa, KS	1985	172	912	5,580	1,030	912	6,610	7,522	(2,070)	5,453	5,070
Pointe James	Garden	Oct-99	Charleston, SC	1977	128	466	2,158	2,211	466	4,370	4,836	(1,475)	3,361	3,678
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	991	7,931	766	991	8,697	9,688	(3,058)	6,630	4,521
Prairie Hills	Garden	Jul-94	Albuquerque, NM	1985	260	2,017	9,220	2,184	2,017	11,404	13,421	(4,322)	9,099	5,542
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,706	9,315	1,309	1,706	10,624	12,330	(4,171)	8,159	5,099
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,194	102	2,265	2,367	(702)	1,665	1,157
Privado Park	Garden	May-98	Phoenix, AZ	1984	352	2,563	15,026	1,545	2,563	16,572	19,135	(5,202)	13,933	7,710
Promontory Point Apartments	Garden	Oct-02	Austin, TX	1984	252	1,520	11,101	472	1,520	11,573	13,093	(4,211)	8,882	3,709
Prospect Towers	High Rise	Mar-02	Brooklyn, NY	1967	154	4,521	7,034	2,124	4,521	9,158	13,679	(964)	12,715	2,368
Pynchon I	Garden	Mar-02	Springfield, MA	1973	250	1,820	7,266	2,020	1,820	9,287	11,107	(1,172)	9,935	4,802
Quail Hollow	Garden	Oct-99	West Columbia, SC	1973	215	1,095	7,893	1,131	1,095	9,024	10,118	(2,629)	7,489	4,785
Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,173	1,446	1,559	10,619	12,178	(3,220)	8,957	5,365
Quail Run	Garden	Oct-99	Columbia, SC	1970	332	1,752	12,967	1,370	1,752	14,336	16,089	(4,987)	11,102	7,936
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,226	6,820	794	1,226	7,614	8,840	(2,272)	6,569	5,282
Quail Woods	Garden	Oct-99	Gastonia, NC	1974	188	491	4,650	692	491	5,342	5,833	(1,014)	4,818	3,342
Ramblewood Apartments (MI)	Garden	Dec-99	Grand Rapids, MI	1973	1,698	9,500	61,770	8,909	9,500	70,679	80,179	(13,750)	66,430	33,136
Randol Crossing	Garden	Dec-00	Fort Worth, TX	1984	160	698	4,691	273	698	4,964	5,662	(2,067)	3,595	2,979
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,468	9,557	1,171	4,468	10,728	15,197	(4,751)	10,446	11,607
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	1,830	18,794	187	1,830	18,981	20,811	(6,884)	13,927	15,227
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	1,243	18,504	10,202	1,243	28,706	29,949	(7,141)	22,808	13,215
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,235	11,977	795	3,235	12,772	16,006	(2,565)	13,441	10,700
Reflections (Tampa)	Garden	Sep-00	Tampa, FL	1988	348	8,102	13,499	1,680	8,102	15,179	23,281	(2,170)	21,112	13,500
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	16,178	13,746	2,322	16,178	16,068	32,246	(3,366)	28,879	25,109
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,649	9,972	1,561	5,649	11,533	17,183	(2,098)	15,085	10,020
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,164	10,844	3,577	1,164	14,420	15,585	(6,272)	9,313	6,946
Ridgecrest	Garden	Dec-96	Denton, TX	1983	152	296	1,359	1,566	296	2,925	3,221	(159)	3,062	3,869
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	700	2,804	160	700	2,965	3,665	(252)	3,413	2,059
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	700	2,803	314	700	3,117	3,817	(422)	3,395	2,091
River Bend	Garden	Jul-01	Arlington, TX	1983	201	895	4,139	1,015	895	5,154	6,049	(1,803)	4,246	3,965
River Reach	Garden	Sep-00	Naples, FL	1986	556	18,008	18,337	2,746	18,008	21,083	39,091	(4,702)	34,389	24,000
Rivercreek	Garden	Apr-00	Augusta, GA	1980	224	667	6,944	1,215	667	8,159	8,826	(1,918)	6,909	3,482
Rivercrest	Garden	Oct-99	Atlanta, GA	1970	312	2,327	16,415	2,519	2,327	18,934	21,261	(4,963)	16,298	11,002

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	29,579	2,120	40,866	42,986	(6,598)	36,388	24,534
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	721	4,991	341	721	5,332	6,053	(1,981)	4,072	3,581
Riverside	Mid Rise	Jul-94	Littleton, CO	1987	248	1,956	8,427	2,540	1,956	10,966	12,922	(4,208)	8,714	8,703
Riverside Park	High Rise	Apr-00	Alexandria ,VA	1973	1,222	8,402	70,251	9,740	8,402	79,991	88,393	(28,723)	59,670	54,135
Riverwalk	Garden	Dec-95	Little Rock, AR	1988	262	1,075	8,863	2,279	1,075	11,142	12,217	(3,658)	8,559	5,287
Riverwind at St. Andrews	Garden	Apr-02	Columbia, SC	1984	160	1,265	4,370	104	1,265	4,474	5,739	(656)	5,083	4,691
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,048	3,424	824	1,048	4,248	5,296	(903)	4,393	3,719
Rocky Creek	Garden	Oct-99	Augusta, GA	1979	120	450	3,702	401	450	4,104	4,554	(1,623)	2,931	2,231
Rosecroft Mews	Garden	Apr-01	Ft. Washington, MD	1966	304	3,134	10,239	1,851	3,134	12,089	15,223	(3,326)	11,898	8,653
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	196	1,178	14	196	1,192	1,388	(283)	1,104	939
Rosewood	Garden	Mar-02	Camarillo, CA	1976	150	12,128	8,060	1,005	12,128	9,065	21,193	(1,117)	20,076	7,867
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	1,120	4,387	309	1,120	4,696	5,816	(618)	5,198	4,163
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	740	5,832	12,783	18,616	(1,843)	16,773	10,671
Royal Crest Estates (Marlborough)	Garden	Aug-02	Marlborough, MA	1970	473	21,358	32,605	918	21,358	33,523	54,881	(4,517)	50,365	32,575
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,231	45,562	2,052	68,231	47,613	115,844	(6,606)	109,238	57,246
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	3,583	51,292	40,391	91,682	(6,432)	85,251	50,525
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	1,327	22,433	25,422	47,855	(3,394)	44,461	26,789
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	1,018	832	5,587	6,419	(2,014)	4,405	2,691
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	2,013	7,386	225	2,013	7,611	9,624	(1,041)	8,583	4,575
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,700	10,499	1,154	12,700	11,653	24,353	(2,465)	21,888	12,100
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	6,089	16,052	1,856	6,089	17,908	23,997	(3,218)	20,779	12,458
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,139	6,559	1,459	2,139	8,018	10,157	(2,064)	8,093	8,725
Runaway Bay (NC)	Garden	Oct-00	Charlotte, NC	1985	280	2,270	9,858	1,626	2,270	11,485	13,754	(2,112)	11,642	8,197
Runaway Bay (Virginia Beach)	Garden	Nov-04	Virginia Beach, VA	1985	440	4,692	20,645	63	4,692	20,708	25,400	(1,927)	23,473	18,061
Runawaybay I	Garden	Sep-03	Columbus, OH	1982	304	2,309	11,980	739	2,309	12,720	15,029	(3,947)	11,082	10,699
Saddlebrook	Garden	Oct-02	Norcross, GA	1985	305	4,049	11,370	692	4,049	12,062	16,112	(1,529)	14,582	9,685
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	661	4,122	810	661	4,932	5,593	(1,562)	4,032	2,938
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	977	5,542	1,024	977	6,566	7,543	(1,917)	5,626	2,498
Sandpiper	Garden	Apr-00	St. Petersburg, FL	1984	276	1,578	9,379	1,281	1,578	10,660	12,238	(3,460)	8,777	3,950
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	3,246	3,511	24,642	28,153	(6,163)	21,990	11,634
Sands Point Apartments	Garden	Jan-00	Phoenix, AZ	1985	432	2,247	15,496	1,523	2,247	17,019	19,266	(6,387)	12,879	8,929
Sandwich Manor	Mid Rise	Mar-02	Sandwich, IL	1980	90	450	1,799	207	450	2,006	2,456	(188)	2,268	1,280
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	1,172	1,650	7,771	9,421	(853)	8,567	4,605
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	14,185	20,726	1,071	14,185	21,797	35,982	(4,142)	31,840	22,971
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,442	8,137	1,747	1,442	9,883	11,325	(2,876)	8,449	3,246
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,707	9,852	2,267	10,707	12,119	22,826	(3,031)	19,796	13,212
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	462	4,890	180	462	5,070	5,531	(2,038)	3,493	2,800
Seaside Point Condominiums	Garden	Nov-96	Galveston, TX	1985	102	513	3,045	4,144	513	7,188	7,701	(1,264)	6,437	1,708
Shadetree	Garden	Oct-97	Tempe, AZ	1965	123	591	3,359	1,412	591	4,772	5,363	(1,579)	3,784	1,660
Shadow Creek (AZ)	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,886	1,209	2,016	13,095	15,111	(3,956)	11,154	5,834
Shadow Lake	Garden	Oct-97	Greensboro, NC	1988	136	1,054	5,978	1,138	1,054	7,116	8,170	(2,016)	6,154	2,607
Sharp-Leadenhall I	Town Home	Mar-04	Baltimore, MD	1981	155	1,428	5,427	113	1,428	5,540	6,968	(839)	6,129	5,838
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	173	1,636	230	173	1,866	2,039	(685)	1,355	1,195
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,784	57,197	2,689	18,784	59,886	78,671	(13,131)	65,539	31,615
Sheraton Towers	High Rise	Mar-02	High Point, NC	1981	97	525	2,159	205	525	2,365	2,890	(244)	2,645	3,347
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	510	8,732	8,970	510	17,703	18,213	(4,194)	14,019	3,622
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,489	12,685	2,123	1,489	14,808	16,297	(5,161)	11,137	7,977
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	1,504	2,810	19,083	21,893	(3,612)	18,281	8,596

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	777	3,776	1,271	777	5,047	5,824	(1,613)	4,211	4,525
Snowden Village I	Garden	Oct-99	Fredericksburg, VA	1970	132	668	4,242	546	668	4,788	5,456	(1,535)	3,921	4,177
Snowden Village II	Garden	Oct-99	Fredericksburg, VA	1980	122	608	4,019	389	608	4,408	5,016	(1,357)	3,660	2,301
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1990	64	751	2,859	988	751	3,847	4,598	(1,379)	3,219	2,075
Somerset at The Crossing	Garden	Sep-00	Tucker, GA	1989	264	6,512	11,894	1,381	6,512	13,276	19,788	(2,847)	16,940	10,000
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,668	1,508	3,436	21,176	24,612	(5,740)	18,872	12,580
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,727	3,890	4,315	20,617	24,932	(6,821)	18,110	10,477
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	690	2,770	315	690	3,085	3,775	(485)	3,290	3,027
South Park	Garden	Mar-02	Elyria, OH	1970	138	200	931	403	200	1,334	1,534	(244)	1,290	612
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,075	3,289	2,224	15,364	17,588	(5,853)	11,736	8,398
Southridge	Garden	Dec-00	Greenville, TX	1984	160	694	4,416	1,010	694	5,426	6,120	(1,928)	4,192	3,466
Spectrum Pointe	Garden	Jul-94	Marietta, GA	1984	196	1,029	5,651	2,190	1,029	7,842	8,871	(3,044)	5,827	4,243
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2,899	14,190	99,383	20,889	14,190	120,272	134,463	(34,023)	100,440	113,500
Springhouse (GA)	Garden	Oct-02	Augusta, GA	1985	244	2,030	7,397	239	2,030	7,636	9,666	(889)	8,777	7,230
Springhouse (KY)	Garden	Mar-04	Lexington, KY	1986	224	2,083	7,181	93	2,083	7,275	9,358	(980)	8,378	6,797
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,543	10,331	166	3,543	10,498	14,041	(1,652)	12,388	8,600
Springhouse (TX)	Garden	Oct-02	Dallas, TX	1983	372	3,532	10,150	1,074	3,532	11,224	14,756	(1,750)	13,006	10,300
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	5,507	14,499	743	5,507	15,242	20,749	(4,362)	16,388	16,600
Springhouse I	Garden	Mar-04	Winston-Salem, NC	1984	249	1,742	6,278	125	1,742	6,403	8,145	(982)	7,163	6,473
Springhouse II	Garden	Oct-02	Winston-Salem, NC	1984	184	1,154	5,912	457	1,154	6,369	7,522	(742)	6,780	4,902
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	2,797	9,360	138	2,797	9,497	12,294	(2,013)	10,281	7,266
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	986	3,985	411	986	4,396	5,383	(928)	4,455	2,892
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,289	5,097	663	3,289	5,760	9,049	(1,165)	7,884	4,381
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	510	706	4,543	5,249	(1,296)	3,953	—
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	7,695	8,055	943	7,695	8,997	16,693	(1,834)	14,858	12,425
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,733	16,111	857	3,733	16,968	20,701	(3,008)	17,693	11,947
Steeplechase (OH)	Garden	May-99	Loveland, OH	1988	272	1,975	9,264	1,187	1,975	10,451	12,426	(2,927)	9,499	7,507
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	6,539	9,596	579	6,539	10,175	16,714	(1,054)	15,660	14,200
Steeplechase (VA)	Garden	Oct-02	Fredricksburg, VA	1985	156	4,358	4,746	210	4,358	4,956	9,314	(549)	8,765	5,035
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	536	9,034	53,042	4,413	9,034	57,455	66,489	(17,496)	48,993	21,365
Sterling Village	Garden	Mar-02	San Bernadino, CA	1983	80	1,177	2,925	88	1,177	3,013	4,190	(350)	3,840	1,973
Stirling Court Apartments	Garden	Nov-96	Houston, TX	1984	228	913	4,953	1,536	913	6,489	7,402	(1,499)	5,903	4,038
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,808	9,347	1,695	13,808	11,042	24,850	(3,479)	21,371	12,091
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1980	296	1,805	8,636	1,805	1,805	10,442	12,247	(2,136)	10,110	5,432
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,582	8,587	2,373	1,582	10,959	12,541	(3,311)	9,230	6,493
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,736	187	488	8,922	9,410	(988)	8,423	3,419
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	152	2,286	377	152	2,664	2,815	(276)	2,539	726
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,172	275	3,037	3,312	(449)	2,863	2,328
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,670	1,392	2,167	14,062	16,229	(4,356)	11,873	5,598
Stratford, The (TX)	Garden	May-98	San Antonio, TX	1979	269	1,825	10,748	1,267	1,825	12,015	13,840	(3,792)	10,048	4,990
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,508	2,177	662	5,685	6,347	(737)	5,610	7,709
Sugar Bush	Garden	Oct-02	Muncie, IN	1981	240	1,423	7,078	415	1,423	7,493	8,916	(1,589)	7,327	5,561
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,212	6,037	671	1,212	6,708	7,920	(1,503)	6,418	3,336
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	3,425	4,551	28,967	33,518	(8,670)	24,849	13,536
Sun River Village	Garden	Oct-99	Tempe, AZ	1981	334	1,864	13,867	1,409	1,864	15,276	17,140	(5,727)	11,413	9,128
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	937	6,059	1,625	937	7,684	8,621	(1,802)	6,819	4,572
Sunlake	Garden	Sep-98	Brandon, FL	1986	88	610	4,062	706	610	4,768	5,378	(1,601)	3,777	2,365
Sunland Terrace	Garden	Mar-02	Phoenix, AZ	1984	80	490	1,963	204	490	2,167	2,657	(318)	2,338	2,169
Sunrunner	Garden	Jan-00	St. Petersburg, FL	1980	200	693	6,854	581	693	7,435	8,128	(3,053)	5,075	4,263
Sunset Village	Garden	Jul-98	Oceanside, CA	1987	114	1,127	6,395	856	1,127	7,252	8,379	(1,888)	6,491	7,802

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Sunstone	Garden	Jul-01	Chapel Hill, NC	1985	260	5,976	9,058	744	5,976	9,802	15,778	(1,950)	13,828	10,905
Swiss Village Apartments	Garden	Nov-96	Houston, TX	1972	360	1,760	9,325	7,358	1,760	16,682	18,442	(3,024)	15,419	6,500
Sycamore Creek	Garden	Apr-00	Cincinnati ,OH	1978	295	1,990	9,643	2,558	1,990	12,201	14,190	(2,964)	11,226	7,543
Talbot Woods	Garden	Sep-04	Middleboro, MA	1969	121	5,612	4,719	28	5,612	4,747	10,359	(71)	10,288	—
Tamarac Pines I	Garden	Nov-04	Woodlands, TX	1979	144	227	2,294	24	227	2,317	2,545	(517)	2,028	2,118
Tamarac Pines II	Garden	Nov-04	Woodlands, TX	1980	156	291	2,714	35	291	2,749	3,041	(626)	2,415	2,469
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,460	21,675	2,844	3,460	24,519	27,979	(8,236)	19,743	19,225
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,292	14,039	2,703	1,292	16,742	18,034	(3,660)	14,374	4,823
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	683	1,323	7,838	9,161	(2,739)	6,423	3,451
The Parkways	Garden	Jun-04	Chicago, IL	1925	446	3,769	23,257	1,744	3,769	25,001	28,770	(1,909)	26,861	24,815
The Tempo	High Rise	Sep-04	New York, NY	1928	202	68,320	12,140	13	68,320	12,153	80,473	(87)	80,386	32,969
Tide Mill	Garden	Oct-02	Salisbury, MD	1987	104	1,012	4,427	190	1,012	4,617	5,628	(683)	4,946	2,591
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,184	8,077	960	1,184	9,036	10,220	(2,604)	7,616	5,200
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,457	2,056	778	6,512	7,290	(2,325)	4,966	2,958
Timbertree	Garden	Oct-97	Phoenix, AZ	1980	387	2,292	13,000	2,583	2,292	15,583	17,875	(4,680)	13,195	6,359
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	4,943	899	872	5,843	6,715	(607)	6,107	3,025
Township At Highlands	Garden	Nov-96	Littleton, CO	1986	161	1,825	9,773	3,531	1,825	13,305	15,130	(3,464)	11,666	—
Trails	Garden	Apr-02	Nashville, TN	1985	248	687	10,261	275	687	10,536	11,223	(4,507)	6,716	4,063
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	14,985	2,605	2,650	17,590	20,240	(5,380)	14,860	7,595
Treehouse II Apartments	Garden	Jan-00	College Station, TX	1982	156	510	3,915	273	510	4,187	4,697	(1,110)	3,587	1,587
Treetops	Garden	Mar-01	San Bruno, CA	1987	308	3,762	62,460	1,954	3,762	64,413	68,176	(10,227)	57,949	34,692
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	464	1,150	5,119	6,269	(675)	5,594	4,039
Trinity Apartments	Garden	Dec-97	Irving, TX	1985	496	2,052	12,387	2,493	2,052	14,880	16,932	(3,966)	12,966	6,270
Trinity Place	Garden	Oct-02	Middletown, OH	1982	200	1,459	7,700	153	1,459	7,853	9,312	(845)	8,467	6,071
Twentynine Palms	Garden	Mar-02	Twenty-Nine Palms, CA	1983	48	310	1,247	120	310	1,367	1,677	(193)	1,484	1,479
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,511	19,878	4,861	2,511	24,739	27,250	(10,605)	16,644	11,461
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	2,024	12,785	1,401	2,024	14,186	16,210	(4,505)	11,706	6,531
University Woods II	Garden	Oct-02	Fairborn, OH	1983	42	340	2,054	38	340	2,091	2,432	(688)	1,744	1,226
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,337	16,377	688	4,337	17,065	21,402	(1,809)	19,593	17,302
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	529	4,749	10,618	15,367	(1,333)	14,034	9,106
Ventura Landing	Garden	Oct-02	Orlando, FL	1973	184	830	8,279	480	830	8,759	9,589	(3,683)	5,906	3,871
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,877	8,400	307	1,877	8,708	10,585	(382)	10,203	7,315
Versailles	Garden	Apr-02	Fort Wayne, IN	1969	156	370	6,117	366	370	6,483	6,854	(2,158)	4,696	2,308
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	162	215	1,052	1,267	(175)	1,091	920
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,294	4,861	804	7,294	5,665	12,959	(709)	12,249	4,796
Villa Hermosa Apartments	Mid Rise	Oct-02	New York, NY	1920	272	1,821	10,307	1,498	1,821	11,805	13,626	(3,175)	10,451	7,791
Villa La Paz	Garden	Jun-98	Sun City, CA	1990	96	573	3,370	487	573	3,857	4,430	(976)	3,454	2,895
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	628	3,732	865	628	4,597	5,225	(792)	4,433	—
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,261	2,873	2,446	16,134	18,580	(5,986)	12,594	13,649
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,757	1,439	1,618	11,196	12,814	(3,306)	9,508	7,000
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	873	5,819	769	873	6,588	7,461	(2,415)	5,047	2,150
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	883	5,996	563	883	6,559	7,442	(2,217)	5,225	4,061
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	571	6,577	253	571	6,830	7,402	(2,407)	4,995	3,284
Village Grove	Garden	Mar-02	Corona, CA	1974	104	2,722	5,985	668	2,722	6,652	9,374	(797)	8,578	3,552
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,172	17,600	2,227	2,172	19,828	22,000	(6,934)	15,065	12,858
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1970	722	5,651	42,902	1,994	5,651	44,897	50,548	(11,598)	38,951	27,855
Village, The	Garden	Jan-00	Barndon, FL	1986	112	572	5,714	630	572	6,344	6,916	(2,107)	4,809	3,377
Villas (VA)	Garden	Mar-00	Portsmouth, VA	1977	196	689	4,519	496	689	5,015	5,704	(1,852)	3,853	2,522
Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,330	5,513	705	1,330	6,218	7,548	(1,100)	6,448	5,701

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	175	8,621	49,045	57,666	(3,359)	54,307	37,431
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,823	15,110	1,048	1,823	16,158	17,980	(6,210)	11,771	8,084
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	916	4,840	1,423	916	6,263	7,179	(1,880)	5,299	3,670
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	160	380	1,681	2,061	(238)	1,823	1,700
Vista Ventana	Garden	May-98	Phoenix, AZ	1982	275	1,850	10,869	1,230	1,850	12,099	13,949	(3,651)	10,299	5,365
Walden Village	Garden	May-99	Clarkston, GA	1972	372	2,045	11,498	3,454	2,045	14,952	16,997	(3,980)	13,017	10,141
Walnut Springs	Garden	Dec-96	San Antonio, TX	1983	224	969	5,119	1,633	969	6,752	7,721	(2,769)	4,952	3,527
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	359	625	2,879	3,504	(434)	3,069	3,136
Washington Square West	Mid-Rise	Sep-04	Philadelphia, PA	1982	132	607	10,847	232	607	11,079	11,686	(3,240)	8,446	5,412
Waterford Apartments, The	Garden	Nov-96	Houston, TX	1984	312	983	6,801	2,330	983	9,131	10,114	(2,108)	8,006	4,710
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	1,185	28,585	29,286	57,871	(4,712)	53,159	35,321
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	1,933	4,504	12,996	17,500	(3,931)	13,569	9,957
Weatherly	Garden	Oct-98	Stone Mountain, GA	1984	224	1,275	7,296	1,252	1,275	8,548	9,823	(2,346)	7,476	4,378
Webb Bridge Crossing	Garden	Sep-04	Alpharetta, GA	1985	164	962	6,278	49	962	6,326	7,288	(1,609)	5,679	5,594
West 135th Street	Mid Rise	Dec-97	New York, NY	1979	198	1,212	8,031	3,047	1,212	11,077	12,290	(3,457)	8,833	7,925
West Lafayette	Garden	Mar-04	West Lafayette, OH	1979	49	187	1,115	29	187	1,144	1,331	(131)	1,201	896
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1,381	3,684	27,139	5,850	3,684	32,989	36,672	(8,377)	28,295	11,749
West Winds	Garden	Oct-02	Orlando, FL	1985	272	1,923	12,003	520	1,923	12,523	14,445	(1,472)	12,973	7,230
West Winds	Garden	Mar-04	Columbia, SC	1981	100	467	4,002	320	467	4,323	4,789	(1,136)	3,653	2,251
West Woods	Garden	Oct-00	Annapolis, MD	1981	57	1,581	1,891	529	1,581	2,419	4,000	(448)	3,552	1,760
Westgate	Garden	Oct-99	Houston, TX	1971	313	1,926	11,255	1,747	1,926	13,002	14,927	(2,924)	12,003	7,261
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,384	933	2,921	12,318	15,239	(3,999)	11,240	8,319
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	840	3,242	212	840	3,454	4,294	(372)	3,922	2,323
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	559	6,339	18,497	24,836	(2,333)	22,503	14,690
Whispering Pines	Garden	Oct-98	Madison, WI	1986	136	934	3,587	1,031	934	4,618	5,552	(1,426)	4,125	3,652
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	240	938	183	240	1,121	1,361	(184)	1,177	1,028
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	1,148	1,225	8,071	9,296	(2,328)	6,968	3,343
Wickford	Garden	Mar-04	Henderson, NC	1983	44	251	946	7	251	952	1,204	(147)	1,056	786
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	192	1,010	4,240	5,250	(407)	4,843	4,904
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	204	410	1,884	2,294	(215)	2,079	1,819
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,659	1,835	1,227	8,494	9,721	(3,288)	6,433	4,708
Williamsburg	Garden	May-98	Rolling Meadows, IL	1985	329	2,717	15,437	2,862	2,717	18,299	21,016	(5,376)	15,640	10,510
Williamsburg Apartments	Garden	Oct-99	Indianapolis, IN	1974	460	1,680	16,237	1,978	1,680	18,215	19,894	(9,260)	10,635	8,304
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,449	8,265	873	1,449	9,138	10,586	(2,955)	7,632	4,150
Williamsburg on the Wabash	Garden	Dec-99	West Lafayette, IN	1967	473	2,835	17,185	1,805	2,835	18,991	21,826	(3,631)	18,195	10,928
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	902	7,813	1,045	902	8,857	9,759	(3,917)	5,842	3,512
Willowick	Garden	Oct-99	Greenville, SC	1974	180	539	4,785	524	539	5,309	5,848	(2,283)	3,565	2,795
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	42	1,051	882	1,933	(95)	1,838	1,115
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,234	434	104	2,669	2,773	(420)	2,352	—
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,281	3,916	1,152	1,281	5,067	6,348	(1,041)	5,307	4,854
Windmere	Garden	Jan-03	Houston, TX	1982	257	2,194	10,806	262	2,194	11,068	13,262	(2,547)	10,716	5,612
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,272	978	1,406	9,250	10,656	(2,942)	7,714	5,240
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	25,397	17,547	1,571	25,397	19,119	44,515	(5,239)	39,276	28,999
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,737	10,046	1,152	3,737	11,197	14,934	(2,193)	12,741	7,911
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,331	8,352	1,019	1,331	9,371	10,701	(2,597)	8,104	4,656
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	306	2,110	463	306	2,573	2,879	(1,189)	1,690	3,216
Windsor Hills	Garden	Oct-99	Blacksburg, VA	1970	300	1,608	10,526	1,308	1,608	11,835	13,443	(3,641)	9,802	6,148
Windsor Landing	Garden	Oct-97	Morrow, GA	1991	200	1,641	9,303	1,063	1,641	10,366	12,007	(2,970)	9,038	4,395
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,289	16,028	718	4,289	16,746	21,035	(2,907)	18,127	13,758
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,079	2,116	1,595	11,196	12,791	(3,161)	9,629	3,135

									December 31, 2004
						(2)
						Initial Cost		(3)					Total Cost
		(1)						Cost Capitalized					Net of
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Accumulated
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	2,862	2,832	300	5,694	5,994	(65)	5,929	4,050
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,394	13,096	927	1,394	14,024	15,418	(5,448)	9,970	7,158
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,262	16,384	891	2,262	17,275	19,536	(6,846)	12,690	11,558
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	83	41	312	353	(303)	50	520
Woodhaven	Garden	Apr-00	Chesapeake, VA	1968	208	886	6,193	742	886	6,934	7,821	(1,335)	6,485	5,164
Woodhill	Garden	Dec-00	Denton, TX	1984	352	1,530	10,477	1,245	1,530	11,722	13,252	(3,981)	9,271	8,473
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,728	842	658	4,571	5,229	(1,395)	3,833	1,688
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	600	3,763	293	600	4,056	4,656	(1,509)	3,147	2,817
Woodland Village I	Garden	Oct-99	Columbia, SC	1970	308	1,479	11,805	1,609	1,479	13,414	14,893	(4,926)	9,967	7,383
Woodlands (MI)	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,555	291	496	3,846	4,342	(682)	3,660	1,799
Woodlands of Tyler	Garden	Jul-94	Tyler, TX	1984	256	1,029	5,567	1,762	1,029	7,329	8,358	(2,867)	5,491	4,233
Woodmere	Garden	Apr-00	Cincinnati, OH	1971	150	583	5,803	1,090	583	6,893	7,476	(2,318)	5,159	—
Woodridge	Garden	Mar-04	Galloway, OH	1986	70	960	1,202	81	960	1,284	2,243	(96)	2,147	1,305
Woods Edge	Garden	Nov-04	Indianapolis, IN	1981	190	503	6,238	42	503	6,280	6,783	(423)	6,360	4,897
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	1,378	19,917	181	1,378	20,098	21,476	(5,604)	15,872	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	2,024	11,669	1,222	2,024	12,891	14,915	(4,916)	9,999	4,692
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,549	1,285	961	6,834	7,795	(1,510)	6,285	7,335
Woodside Villas	Garden	Mar-04	Arcadia, FL	1983	34	52	919	34	52	953	1,006	(128)	877	609
Wyckford Commons	Garden	Apr-00	Indianapolis, IN	1973	248	1,799	7,775	1,496	1,799	9,271	11,070	(4,774)	6,295	4,852
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	972	9,070	10,103	972	19,173	20,146	(2,778)	17,368	10,210
Yadkin	Mid-Rise	Mar-04	Salisbury, NC	1912	67	242	1,982	75	242	2,057	2,299	(610)	1,689	1,861
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,980	18,218	1,679	2,980	19,897	22,877	(2,369)	20,508	16,438
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,457	2,825	1,968	14,282	16,250	(4,177)	12,073	5,350
Other(4)						1,125	2,044	7	1,133	2,043	3,176	(291)	2,886	—

					167,988	2,211,101	7,157,674	1,430,983	2,211,109	8,588,649	10,799,758	(2,014,712)	8,785,046	5,604,653

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels and commercial properties.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Real Estate
Balance at beginning of year	$9,846,955	$9,458,246	$7,293,939
Additions during the year:
Newly consolidated assets(1)	277,580	262,054	1,053,860
Acquisitions	393,088	192,365	1,728,558
Foreclosures	2,022	—	32,371
Capital expenditures	301,937	245,528	270,096
Deductions during the year:
Casualty write-offs	(13,869)	(15,404)	(5,144)
Assets held for sale reclassification(2)	(7,955)	6,275	(366,235)
Sales(3)	—	(302,109)	(549,199)

Balance at end of year	$10,799,758	$9,846,955	$9,458,246

Accumulated Depreciation
Balance at beginning of year	$1,701,512	$1,489,213	$1,390,658
Additions during the year:
Depreciation	346,156	304,537	244,989
Newly consolidated assets(1)	(31,209)	(20,960)	122,936
Deductions during the year:
Casualty write-offs	(4,038)	(7,372)	(1,473)
Assets held for sale reclassification(2)	2,291	(368)	(51,407)
Sales(3)	—	(63,538)	(216,490)

Balance at end of year	$2,014,712	$1,701,512	$1,489,213

(1)	Includes acquisition of limited partnership interests and related activity.

(2)	Represents activity on properties that have been sold or classified as held for sale that is included in the line items above.

(3)	Effective in fourth quarter 2003 and on a prospective basis, all properties sold were classified as held for sale and, therefore, reclassified in the prior period balances.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to Aimco’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)
10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

Exhibit No.	Description

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to Aimco’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

Exhibit No.	Description

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.32	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)
10.34	Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35	Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.36	Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.37	Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.38	Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.39	Thirty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 30, 2004 (Exhibit 10.39 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.40	Thirty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 17, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by this reference)
10.41	Fortieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 18, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by this reference)
10.42	Forty-First Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 24, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)

Exhibit No.	Description

10.43	Forty-Second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.44	Forty-Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.45	Forty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.46	Forty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 18, 2005, is incorporated herein by this reference)
10.47	Forty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by this reference)
10.48	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.49	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.50	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.51	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.52	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.53	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.54	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.55	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.56	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to Aimco’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*
10.57	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
21.1	List of Subsidiaries

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement