Form 10-Q
period 2005-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2005-08-05
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

The number of shares of Class A Common Stock outstanding as of July 29, 2005: 95,505,965

1

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$2,365,560	$2,203,430
Buildings and improvements	8,976,192	8,529,269

Total real estate	11,341,752	10,732,699
Less accumulated depreciation	(2,193,372)	(2,000,040)

Net real estate	9,148,380	8,732,659
Cash and cash equivalents	148,779	105,343
Restricted cash	277,303	268,940
Accounts receivable	88,716	75,044
Accounts receivable from affiliates	44,984	39,216
Deferred financing costs	68,716	72,045
Notes receivable from unconsolidated real estate partnerships	168,918	165,289
Notes receivable from non-affiliates	27,083	31,716
Investment in unconsolidated real estate partnerships	157,521	208,576
Other assets	263,026	267,112
Assets held for sale	27,940	106,301

Total assets	$10,421,366	$10,072,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured tax-exempt bond financing	$1,107,067	$1,133,794
Secured notes payable	4,718,177	4,432,910
Mandatorily redeemable preferred securities	—	15,019
Term loans	400,000	300,000
Credit facility	274,600	68,700

Total indebtedness	6,499,844	5,950,423

Accounts payable	46,666	34,663
Accrued liabilities and other	400,333	400,971
Deferred income	53,535	47,020
Security deposits	40,254	37,637
Deferred income taxes payable, net	14,312	20,139
Liabilities related to assets held for sale	32,871	89,387

Total liabilities	7,087,815	6,580,240

Minority interest in consolidated real estate partnerships	213,518	211,804
Minority interest in Aimco Operating Partnership	250,747	272,037

Stockholders’ equity:
Preferred Stock, perpetual	860,250	891,500
Preferred Stock, convertible	150,000	150,000
Class A Common Stock, $.01 par value, 426,157,976 shares authorized, 95,376,758 and 94,853,696 shares issued and outstanding, at June 30, 2005 and December 31, 2004, respectively	954	949
Additional paid-in capital	3,090,545	3,070,073
Unearned restricted stock	(28,276)	(19,740)
Notes due on common stock purchases	(28,608)	(36,725)
Distributions in excess of earnings	(1,175,579)	(1,047,897)

Total stockholders’ equity	2,869,286	3,008,160

Total liabilities and stockholders’ equity	$10,421,366	$10,072,241

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUES:
Rental and other property revenues	$385,566	$342,869	$757,858	$678,672
Property management revenues, primarily from affiliates	5,926	9,063	12,590	17,319
Activity fees and asset management revenues, primarily from affiliates	6,680	10,128	14,698	18,396

Total revenues	398,172	362,060	785,146	714,387

EXPENSES:
Property operating expenses	181,153	162,515	362,169	321,231
Property management expenses	1,829	2,162	3,745	4,590
Activity and asset management expenses	2,305	4,716	4,913	7,027
Depreciation and amortization	107,715	88,419	211,345	174,205
General and administrative expenses	21,723	17,411	42,574	35,586
Other expenses (income), net	(812)	599	(1,540)	(436)

Total expenses	313,913	275,822	623,206	542,203

Operating income	84,259	86,238	161,940	172,184

Interest income	7,420	7,503	14,924	14,929
Recovery of (provision for) losses on notes receivable	(34)	(1,180)	1,558	(1,101)
Interest expense	(96,502)	(91,047)	(190,169)	(178,916)
Deficit distributions to minority partners, net	(1,698)	(2,736)	(3,170)	(7,182)
Equity in losses of unconsolidated real estate partnerships	(418)	(1,038)	(1,319)	(2,472)
Impairment losses related to unconsolidated real estate partnerships	(275)	(1,881)	(531)	(1,733)
Gain on dispositions of real estate related to unconsolidated entities and other	2,915	2,097	4,773	2,097

Loss before minority interests, discontinued operations and cumulative effect of change in accounting principle	(4,333)	(2,044)	(11,994)	(2,194)

Minority interests:
Minority interest in consolidated real estate partnerships	1,664	4,121	5,080	5,688
Minority interest in Aimco Operating Partnership, preferred	(1,806)	(1,971)	(3,618)	(3,940)
Minority interest in Aimco Operating Partnership, common	2,676	2,277	5,683	4,964

Total minority interests	2,534	4,427	7,145	6,712

Income (loss) from continuing operations	(1,799)	2,383	(4,849)	4,518
Income from discontinued operations, net	29,365	11,603	34,447	27,453

Income before cumulative effect of change in accounting principle	27,566	13,986	29,598	31,971
Cumulative effect of change in accounting principle	—	—	—	(3,957)

Net income	27,566	13,986	29,598	28,014
Net income attributable to preferred stockholders	21,693	21,773	44,562	41,640

Net income (loss) attributable to common stockholders	$5,873	$(7,787)	$(14,964)	$(13,626)

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(0.25)	$(0.21)	$(0.53)	$(0.40)
Income from discontinued operations	0.31	0.13	0.37	0.29
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common stockholders	$0.06	$(0.08)	$(0.16)	$(0.15)

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(0.25)	$(0.21)	$(0.53)	$(0.40)
Income from discontinued operations	0.31	0.13	0.37	0.29
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common stockholders	$0.06	$(0.08)	$(0.16)	$(0.15)

Weighted average common shares outstanding	93,807	93,065	93,627	92,938

Weighted average common shares and equivalents outstanding	93,807	93,065	93,627	92,938

Dividends declared per common share	$0.60	$0.60	$1.20	$1.20

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,598	$28,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,345	174,205
Discontinued operations	(33,521)	(9,139)
Other adjustments	(9,599)	5,326
Net changes in operating assets and operating liabilities	(16,806)	(32,422)

Net cash provided by operating activities	181,017	165,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(243,996)	(191,844)
Capital expenditures	(201,401)	(102,930)
Proceeds from dispositions of real estate	140,160	159,460
Change in funds held in escrow from tax-free exchanges	40	(32,225)
Cash from newly consolidated properties	1,623	13,281
Purchases of non-real estate related corporate assets	(7,218)	(20,083)
Purchases of general and limited partnership interests and other assets	(61,547)	(35,232)
Originations of notes receivable from unconsolidated real estate partnerships	(15,125)	(28,176)
Proceeds from repayment of notes receivable	13,043	18,897
Distributions received from investments in unconsolidated real estate partnerships	34,945	41,624
Other investing activities	321	(935)

Net cash used in investing activities	(339,155)	(178,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	328,543	154,788
Principal repayments on secured notes payable	(191,093)	(181,682)
Proceeds from tax-exempt bond financing	—	69,471
Principal repayments on tax-exempt bond financing	(26,740)	(46,137)
Net borrowings on term loans and revolving credit facility	305,900	193,213
Redemption of mandatorily redeemable preferred securities	(15,019)	(98,875)
Proceeds from issuance of preferred stock, net	—	193,250
Redemption of preferred stock	(31,250)	(99,926)
Repurchase of Class A Common Stock, redemption of OP Units and warrant purchase	(2,512)	(13,088)
Payment of Class A Common Stock dividends	(112,961)	(112,532)
Contributions from minority interest	17,403	22,155
Payment of distributions to minority interest	(32,002)	(44,107)
Payment of preferred stock dividends	(43,196)	(39,306)
Other financing activities	4,501	(6,024)

Net cash provided by (used in) financing activities	201,574	(8,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,436	(20,979)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,343	114,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,779	$93,453

Supplemental cash flow information:
Secured debt assumed in connection with purchase of real estate	$38,740	$19,311

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)
Note 1 — Organization
     Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of June 30, 2005, we owned or managed a real estate portfolio of 1,473 apartment properties containing 259,754 apartment units located in 47 states, the District of Columbia and Puerto Rico.
     As of June 30, 2005, we:
•	owned an equity interest in and consolidated 170,131 units in 673 properties (which we refer to as “consolidated”), of which 169,373 units were also managed by us;

•	owned an equity interest in and did not consolidate 40,799 units in 303 properties (which we refer to as “unconsolidated”), of which 34,012 units were also managed by us; and

•	provided services or managed, for third-party owners, 48,824 units in 497 properties, primarily pursuant to long-term agreements (including 42,664 units in 433 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
     Through our wholly owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of June 30, 2005, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business, and own substantially all of our assets, through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as OP Units. OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units and equivalents outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco’s Class A Common Stock (which we refer to as Common Stock) at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock.
     At June 30, 2005, 95,376,758 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,680,148 common OP Units and equivalents outstanding for a combined total of 106,056,906 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
     Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Minority Interest in Consolidated Real Estate Partnerships
     We reflect unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. We recorded charges for partnership losses resulting from depreciation of approximately $2.6 million and $4.9 million, respectively, for the three and six months ended June 30, 2005 and approximately $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2004, which were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.
Use of Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
     We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment charge is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of

Long-Lived Assets to be Disposed Of, or SFAS 144, the recognition of depreciation will be adjusted prospectively, if necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.
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
     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders, as reported	$5,873	$(7,787)	$(14,964)	$(13,626)

Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	2,227	1,290	4,082	1,705
Stock options	470	411	923	775
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(2,227)	(1,290)	(4,082)	(1,705)
Stock options	(882)	(1,101)	(1,755)	(2,157)
Add: Minority interest in Aimco Operating Partnership	43	75	86	150

Pro forma net income (loss) attributable to common stockholders	$5,504	$(8,402)	$(15,710)	$(14,858)

Basic earnings (loss) per common share:
Reported	$0.06	$(0.08)	$(0.16)	$(0.15)
Pro forma	$0.06	$(0.09)	$(0.17)	$(0.16)
Diluted earnings (loss) per common share:
Reported	$0.06	$(0.08)	$(0.16)	$(0.15)
Pro forma	$0.06	$(0.09)	$(0.17)	$(0.16)
     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic and diluted earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings. As discussed in Note 11, we are required to change our method of accounting for stock-based compensation in 2006.

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
     Additionally during the six months ended June 30, 2005, we completed the acquisition of four properties in New York City and one in New Jersey containing an aggregate of 396 residential units and six retail spaces for an aggregate purchase price of approximately $83.4 million, including transaction costs. The purchases were primarily funded with new debt of $17.8 million, assumption of existing debt of $38.7 million and the remainder in cash.
Acquisitions of Partnership Interests
     During the three and six months ended June 30, 2005, we completed 45 and 87 tender offers, respectively, to acquire limited partnership interests in various partnerships in which our affiliates served as general partner. In connection with such acquisitions in both consolidated and unconsolidated real estate partnerships, we paid approximately $23.2 million and $47.3 million, respectively, including transaction costs, primarily in cash. These amounts were approximately $16.0 million and $47.6 million, respectively, in excess of the minority interests’ book value in such limited partnerships, which excess we generally identified to real estate.
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
Note 5 — Term Loans
     On June 16, 2005, we borrowed $100.0 million as an additional term loan and amended our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. This amendment allowed the additional term loan to be made at an interest rate agreed to at the time of borrowing rather than at the interest rate applicable to the existing revolving and term loans. The additional $100.0 million term loan matures on November 2, 2009 and bears interest at a rate of either LIBOR plus 1.75% or a base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus 0.25%. The proceeds from the additional term loan were used to repay outstanding revolving loans. The aggregate commitment under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. At June 30, 2005, the outstanding principal balance of the term loans was $400.0 million at a weighted average interest rate of 5.20%.
Note 6 — Commitments and Contingencies
Commitments
     In connection with the Casden Transactions, we made commitments to:
•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of June 30, 2005, we had invested $44.8 million. Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of June 30, 2005, $32.5 million has been paid).
Guarantees
     We provide certain guarantees in connection with our syndication of historic and affordable housing tax credits. We may be required to perform under these guarantees in certain instances where projected tax benefits are not realized by the investor. These guarantees have varying expiration dates ranging from less than one year and up to 15 years.
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
     Mold
     We have been named as a defendant in lawsuits that have alleged personal injury and property damage as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented a national policy and procedures to prevent or eliminate mold from our properties and believe that our measures will minimize the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.

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
     National Union Litigation
     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to us property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified us from losses relating to the matters described below. As a result of such defaults we had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following our settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, we have pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. In that case all but one of defendants’ summary judgment motions were denied and the case is scheduled for a pre-trial conference in October 2005. The contingent liabilities arising from the NPS defaults also resulted in litigation against us by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. This matter has not been set for trial, but is scheduled for mediation in August 2005. We are also plaintiffs in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to us and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which we are plaintiffs has been stayed by the court pending resolution of the action filed by Cananwill against us. The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which we have been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and us also continues. In those cases in which we are a defendant, we believe that we have meritorious defenses to assert, and we will vigorously defend ourselves against claims brought against us. In addition, we will vigorously prosecute our own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.
     FLSA Litigation
     As previously disclosed the Aimco Operating Partnership and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges the Aimco Operating Partnership and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005, the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs’ Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

     SEC Investigation
     The Central Regional Office of the United States Securities and Exchange Commission (the “SEC”) continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, we believe the areas of investigation have included our miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. We are cooperating fully. We are not able to predict when the investigation will be resolved. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.
Note 7 — Stockholders’ Equity
Preferred Stock
     On January 21, 2005, we redeemed for cash the remaining 1.25 million shares outstanding of the Class D Cumulative Preferred Stock for a total redemption price of $25.0425 per share, which included a redemption price of $25.0 per share, and $0.0425 per share of accumulated and unpaid dividends through January 21, 2005. This redemption resulted in $1.1 million of redemption related preferred stock issuance costs being deducted from net income to arrive at net loss attributable to common stockholders and thereby increased by $0.01 our loss per basic and diluted common share for the six months ended June 30, 2005.
Common Stock
     During the three and six months ended June 30, 2005, approximately 98,000 and 131,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption. During the three and six months ended June 30, 2004, approximately 304,000 and 662,000 shares of Common Stock, respectively, were issued in exchange for common OP Units tendered for redemption. In addition, during the three and six months ended June 30, 2005, we issued no and approximately 347,000 restricted shares of Common Stock, respectively, to certain officers and employees compared to approximately 429,000 and 480,000 for the three and six months ended June 30, 2004, respectively. We recorded the restricted stock at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three or five years). Certain shares of restricted stock issued during the six months ended June 30, 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target.
     On December 2, 1997, we issued warrants, which we refer to as the Oxford Warrants, exercisable through December 31, 2006 to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford Realty Financial Group, Inc. or its affiliates. During the six months ended June 30, 2005, we purchased from the holders thereof all outstanding Oxford Warrants for an aggregate purchase price of $1.05 million.

Note 8 — Discontinued Operations and Assets Held for Sale
     At June 30, 2005, we had seven properties with an aggregate of 1,300 units classified as held for sale. During the six months ended June 30, 2005, we sold 17 properties with an aggregate of 2,921 units and our interest in one consolidated partnership. During the year ended December 31, 2004, we sold 54 properties with an aggregate of 12,248 units. For the three and six months ended June 30, 2005 and 2004, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Rental and other property revenues	$4,560	$29,298	$12,438	$61,849
Property operating expense	(3,086)	(12,797)	(7,511)	(27,707)
Depreciation and amortization	(229)	(5,646)	(1,236)	(11,138)
Other (expenses) income, net	(114)	(256)	(322)	(507)

Operating income	1,131	10,599	3,369	22,497
Interest income	33	49	84	102
Interest expense	(1,135)	(6,831)	(2,543)	(14,634)
Minority interest in consolidated real estate partnerships	64	(584)	192	(893)

Income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	93	3,233	1,102	7,072
Gain on dispositions of real estate, net of minority partners’ interest	29,953	10,225	37,051	21,552
Impairment losses on real estate assets sold or held for sale	(231)	(477)	(2,187)	(491)
Recovery of deficit distributions to minority partners, net	4,127	91	3,662	3,412
Income tax arising from disposals	(1,206)	(92)	(1,219)	(789)
Minority interest in Aimco Operating Partnership	(3,371)	(1,377)	(3,962)	(3,303)

Income from discontinued operations	$29,365	$11,603	$34,447	$27,453

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At June 30, 2005, assets classified as held for sale of $27.9 million included real estate net book value of $27.4 million and liabilities related to assets classified as held for sale of $32.9 million included mortgage debt of $31.4 million. At December 31, 2004, assets classified as held for sale of $106.3 million include real estate net book value of $104.3 million and liabilities related to assets classified as held for sale of $89.4 million include mortgage debt of $88.1 million, represented by 24 properties with 4,221 units that were classified as held for sale during 2004 and 2005. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $0.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2005 and $0.5 million for both the three and six months ended June 30, 2004. We are also marketing for sale certain other properties that do not meet all of the criteria to be classified as held for sale.

Note 9 — Earnings per Share
     We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005, and 2004 (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$(1,799)	$2,383	$(4,849)	$4,518
Less net income attributable to preferred stockholders	(21,693)	(21,773)	(44,562)	(41,640)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(23,492)	$(19,390)	$(49,411)	$(37,122)

Income from discontinued operations	$29,365	$11,603	$34,447	$27,453

Cumulative effect of change in accounting principle	$—	$—	$—	$(3,957)

Net income	$27,566	$13,986	$29,598	$28,014
Less net income attributable to preferred stockholders	(21,693)	(21,773)	(44,562)	(41,640)

Numerator for basic and diluted earnings per share — Net income (loss) attributable to common stockholders	$5,873	$(7,787)	$(14,964)	$(13,626)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	93,807	93,065	93,627	92,938
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share	93,807	93,065	93,627	92,938

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of preferred dividends)	$(0.25)	$(0.21)	$(0.53)	$(0.40)
Income from discontinued operations	0.31	0.13	0.37	0.29
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common stockholders	$0.06	$(0.08)	$(0.16)	$(0.15)

Diluted earnings (loss) per common share:
Loss from continuing operations (net of preferred dividends)	$(0.25)	$(0.21)	$(0.53)	$(0.40)
Income from discontinued operations	0.31	0.13	0.37	0.29
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common stockholders	$0.06	$(0.08)	$(0.16)	$(0.15)

     All of our convertible preferred stock is anti-dilutive on an “as converted” basis, therefore, we deduct all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. We have excluded from diluted earnings per share the common share equivalents related to approximately 12.8 million and 12.7 million of vested and unvested stock options, shares issued for the portions of notes receivable that are non-recourse, and restricted stock awards for the three and six months ended June 30, 2005, respectively, and approximately 12.6 million and 12.4 million for the three and six months ended June 30, 2004, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.

Note 10 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business primarily to affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and six months ended June 30, 2005 or 2004. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses.
     The following table presents revenues and net operating income for the three and six months ended June 30, 2005 and 2004, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Real estate segment	$385,566	$342,869	$757,858	$678,672
Investment management segment:
Gross revenues	32,543	35,604	67,058	71,581
Elimination of intersegment revenues	(19,937)	(16,413)	(39,770)	(35,866)

Net revenues after elimination	12,606	19,191	27,288	35,715

Total revenues of reportable segments	$398,172	$362,060	$785,146	$714,387

Net operating income:
Real estate segment	$204,413	$180,354	$395,689	$357,441
Investment management segment	8,472	12,313	18,630	24,098

Total net operating income of reportable segments	212,885	192,667	414,319	381,539

Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(107,715)	(88,419)	(211,345)	(174,205)
General and administrative expenses	(21,723)	(17,411)	(42,574)	(35,586)
Other (expenses) income, net	812	(599)	1,540	436

Operating income	$84,259	$86,238	$161,940	$172,184

ASSETS (in thousands):

	June 30, 2005	December 31, 2004
Total assets for reportable segments (1)	$10,035,980	$9,707,005
Corporate and other assets	385,386	365,236

Total consolidated assets	$10,421,366	$10,072,241

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

Note 11 — Recent Accounting Developments
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which supersedes the existing SFAS 123, which we adopted in 2003 using the prospective method of transition as described therein. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new and modified awards granted on or after the required effective date. In addition, compensation expense is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The measurement and recognition provisions of SFAS 123R that apply to our stock option plans are similar to those currently being followed by us for awards granted on or after January 1, 2003. The primary change in expense recognition requirements, which also applies to our unvested restricted stock awards, relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation expense, whereas we currently recognize forfeitures as they occur. Upon adoption of SFAS 123R, we will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of a change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. We are required to adopt SFAS 123R as of January 1, 2006, although early adoption is permitted. Upon adoption, our periodic compensation expense will increase over the remaining vesting period for stock options granted prior to January 1, 2003, for which no expense is currently being recognized. Based on preliminary estimates of such additional compensation expense, we do not anticipate that the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. We do not anticipate that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations.
     In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights. EITF 04-5 is being applied after June 29, 2005 for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the consensus will be applied no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. There are two transition method alternatives available upon adoption; one involves a cumulative effect of a change in accounting principle recorded in opening retained earnings and the other involves restatement. We have not yet determined the impact or method of adoption of EITF 04-5.

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
Executive Overview
     We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2005, we owned or managed 1,473 apartment properties containing 259,754 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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
     Our focus in the first half of 2005 has been, and for the remainder of 2005 will continue to be, to increase revenue and implement cost management and productivity initiatives, which includes centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our efforts are having their intended effect, are resulting in a positive trend in certain operating results and are the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.
     The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.
Results of Operations
Overview
     Three months ended June 30, 2005 compared to June 30, 2004
     We recognized net income of $27.6 million and net income attributable to common stockholders of $5.9 million for the three months ended June 30, 2005, compared to net income of $14.0 million and net loss attributable to common stockholders of $7.8 million for the three months ended June 30, 2004, which were increases of $13.6 million and $13.7 million, respectively. These increases were principally due to the following items:
•	an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties; and

•	an increase in income from discontinued operations, primarily related to higher net gains on dispositions of real estate.
     These increases were partially offset by:
•	higher depreciation and amortization expense;

•	higher interest expense; and

•	an increase in general and administrative expenses.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
     We recognized net income of $29.6 million and net loss attributable to common stockholders of $15.0 million for the six months ended June 30, 2005, compared to net income of $28.0 million and net loss attributable to common stockholders of $13.6 million for the six months ended June 30, 2004, which were increases of $1.6 million and $1.4 million, respectively. These increases were principally due to the following items:
•	an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties;

•	an increase in income from discontinued operations, primarily related to higher net gains on dispositions of real estate; and

•	the 2004 cumulative effect of change in accounting principle due to implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.
     These increases were partially offset by:
•	higher depreciation and amortization expense;

•	higher interest expense; and

•	an increase in general and administrative expenses.
     The following paragraphs discuss these and other items affecting the results of our operations in more detail.

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
     The following table summarizes the overall performance of our consolidated properties for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Rental and other property revenues	$385,566	$342,869	$757,858	$678,672
Property operating expenses	181,153	162,515	362,169	321,231

Net operating income	$204,413	$180,354	$395,689	$357,441

     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, net operating income for our consolidated property operations increased by $24.1 million, or 13.3%. This increase was principally due to a $9.9 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”); a $5.8 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005, and seven properties purchased in 2004; and a $5.3 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (nine properties first consolidated in 2005 and 18 properties first consolidated in 2004). Additionally, there was a $2.0 million increase related to the completion of certain redevelopment properties.
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, net operating income for our consolidated property operations increased by $38.2 million, or 10.7%. This increase was principally due to a $12.3 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005, and The Palazzo at Park La Brea and 10 other properties purchased in 2004 and a $9.6 million increase related to operations of newly consolidated properties (nine properties first consolidated in 2005 and 42 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the adoption of FIN 46). Additionally, there was a $15.0 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”) and a $4.0 million increase related to the completion of certain redevelopment properties. These increases were offset by $2.4 million in higher year over year net casualty losses.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Our share of same store revenues	$268,914	$252,263	$532,611	$505,087
Our share of same store expenses	119,879	112,409	237,312	223,236

Our share of same store net operating income	$149,035	$139,854	$295,299	$281,851
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	55,378	40,500	100,390	75,590

Real estate segment net operating income	$204,413	$180,354	$395,689	$357,441

Same Store Statistics
Properties	525	525	525	525
Apartment units	146,473	146,473	146,473	146,473
Average physical occupancy	90.9%	87.0%	90.6%	88.2%
Average rent /unit/month	$745	$733	$743	$731
(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at current period ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments made in accordance with GAAP.
     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, our share of same store net operating income increased $9.2 million, or 6.6%. Revenues increased $16.7 million, or 6.6%, primarily due to higher occupancy (up 3.9%), higher average rent (up $12 per unit) and lower bad debt expense. Expenses increased by $7.5 million, or 6.6%, primarily due to: an increase of $2.5 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service and asset appearance; $2.1 million of increases primarily related to marketing and turnover expenses associated with our efforts to increase occupancy; $1.3 million increase in taxes and insurance; an increase of $1.0 million related to repairs and maintenance and contract services; and an increase of $0.7 million in utilities due primarily to higher natural gas rates.
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, our share of same store net operating income increased $13.4 million, or 4.8%. Revenues increased $27.5 million, or 5.4%, primarily due to higher occupancy (up 2.4%), higher average rent (up $12 per unit) and lower bad debt expense. Expenses increased by $14.1 million, or 6.3%, primarily due to: an increase of $5.5 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service and asset appearance; an increase of $2.7 million related to repairs and maintenance and contract services; an increase of $2.2 million in utilities due primarily to higher natural gas rates; and $3.1 million of increases primarily related to marketing and turnover expenses associated with our efforts to increase occupancy.

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
     The following table summarizes the overall performance of our property management business for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Property management revenues, primarily from affiliates	$5,926	$9,063	$12,590	$17,319
Property management expenses	1,829	2,162	3,745	4,590

Net operating income from property management	$4,097	$6,901	$8,845	$12,729

     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, net operating income from property management decreased by $2.8 million, or 40.6%. For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, net operating income from property management decreased by $3.9 million, or 30.5%. In both periods the decreases were principally due to an increase in consolidated real estate partnerships, which required elimination of fee income and associated property operating expense related to such partnerships and the sales of properties within our unconsolidated partnerships (12 properties in 2005 and 53 properties in 2004) that had previously generated property management revenues.
Activity Fees and Asset Management
     Activity fees are generated from transactional activity including syndications, tax credit redevelopments, dispositions, and refinancings. These transactions occur on varying timetables, thus the income generated may vary from period to period. The majority of these fees are generated by transactions related to affordable properties within the Aimco Capital portfolio. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes deferred asset management fees that are recognized once a transaction or improvement in operations has occurred to generate available cash. Offsetting the revenue earned in activity fees and asset management are the direct expenses associated with these activities.
     The following table summarizes the overall performance of our activity fees and asset management for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Activity fees and asset management revenues, primarily from affiliates	$6,680	$10,128	$14,698	$18,396
Activity and asset management expenses	2,305	4,716	4,913	7,027

Net operating income from activity fees and asset management	$4,375	$5,412	$9,785	$11,369

     Included in the activity fees and asset management revenues, primarily from affiliates for the three and six months ended June 30, 2005, were $6.5 million and $14.3 million, respectively, and were $9.6 million and $17.9 million for the three and six months ended June 30, 2004, respectively, of fees related to affordable properties within the Aimco Capital portfolio.
     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, net operating income from activity fees and asset management decreased by $1.0 million, or 19.2%. This decrease was principally a result of a

$3.1 million reduction related to the recognition of deferred asset management fees; $0.8 million of decreased activity fees related to refinancing activities; and $0.8 million of lower disposition fees, all resulting from a greater number of closed transactions in 2004 as compared to 2005. These decreases were partially offset by an increase of $1.1 million related to higher syndication and developer fees resulting from a greater number of transactions during 2005. Additionally, there was $2.4 million in lower expenses associated with these activities.
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, net operating income from activity fees and asset management decreased by $1.6 million, or 13.9%. This decrease was principally a result of a $4.2 million reduction related to the recognition of deferred asset management fees and $2.2 million in decreased activity fees related to refinancing activities, both due to a greater number of closed transactions occurring in 2004 as compared to 2005. These decreases were partially offset by increases of $1.3 million related to higher syndication and developer fees resulting from a greater number of transactions during 2005 and $1.0 million in higher disposition fees. Additionally, there was $2.1 million in lower expenses associated with these activities.
Depreciation and Amortization
     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, depreciation and amortization increased $19.3 million, or 21.8%. This increase was principally due to: $9.7 million of additional depreciation on certain real estate assets where the estimated useful lives have been reduced (see Use of Estimates in Note 2 of the consolidated financial statements); $2.4 million and $2.0 million of additional depreciation related to the acquisition and newly consolidated properties, respectively; and $1.7 million from the completion of certain redevelopment properties. Additionally, approximately $2.7 million of the increase related to depreciation of new capital spending on same store properties.
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, depreciation and amortization increased $37.1 million, or 21.3%. This increase was principally due to: $19.0 million of additional depreciation on certain real estate assets where the estimated useful lives have been reduced (see Use of Estimates in Note 2 of the consolidated financial statements); $5.6 million and $5.0 million of additional depreciation related to the acquisition and newly consolidated properties, respectively; and $2.8 million from the completion of certain redevelopment properties. Additionally, approximately $3.7 million of the increase related to depreciation of new capital spending on same store properties.
General and Administrative Expenses
     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, general and administrative expenses increased $4.3 million, or 24.8%. This increase was principally due to $3.8 million in higher compensation related to increased staffing levels and increased health care costs and $0.9 million in higher recruiting expense, partially offset by a reduction in legal fees.
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, general and administrative expenses increased $7.0 million, or 19.6%. This increase was principally due to $7.7 million in higher compensation related to increased staffing levels and increased health care costs and $0.7 million in higher recruiting expense, partially offset by a reduction in legal fees.
Interest Expense
     For the three months ended June 30, 2005, compared to the three months ended June 30, 2004, interest expense, which includes the amortization of deferred financing costs, increased $5.5 million, or 6.0%. This increase was principally due to: $5.3 million resulting from interest on the additional debt related to acquisition properties and $1.4 million resulting from interest on the additional debt related to the newly consolidated properties; and $2.6 million due to increased borrowings and increased interest rates on corporate and other variable rate debt and other items. These increases were partially offset by $3.6 million in higher capitalized interest due to increased redevelopment activity and a $0.3 million decrease related to the redemption of mandatorily redeemable preferred securities in early January of 2005 (Trust Based Convertible Preferred Securities).
     For the six months ended June 30, 2005, compared to the six months ended June 30, 2004, interest expense, which includes the amortization of deferred financing costs, increased $11.3 million, or 6.3%. This increase was principally due to: $8.5 million resulting from interest on the additional debt related to acquisition properties and $3.4 million resulting from interest on the additional debt related to the newly consolidated properties; $5.2 million due to increased borrowings and increased interest rates on corporate and other variable rate debt and other items; and a $1.4 million increase related to higher loan costs, primarily due to a one-time benefit of $1.0 million in the first quarter of 2004. These increases were partially offset by $5.1 million in higher capitalized interest due to increased redevelopment activity and a $1.6 million decrease related to the redemption of mandatorily redeemable preferred securities in late March of 2004 (Class S Cumulative Redeemable Preferred Stock) and early January of 2005 (Trust Based Convertible Preferred Securities).
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
     For the three months ended June 30, 2005 and 2004, income from discontinued operations, net totaled $29.4 million and $11.6 million, respectively, which included income from operations of $0.1 million and $3.2 million, respectively. For the six months ended June 30, 2005 and 2004, income from discontinued operations, net totaled $34.4 million and $27.5 million, respectively, which included income from operations of $1.1 million and $7.1 million, respectively. For the three and six months ended June 30, 2005, the income from operations included 24 properties that were sold or classified as held for sale during 2005. For the three and six months ended June 30, 2004, the income from operations included 78 properties that were sold or classified as held for sale during 2004 and 2005.
     During the three months ended June 30, 2005, we sold 11 properties and our interest in one consolidated partnership, resulting in a net gain on sale of approximately $28.8 million (which is net of $1.2 million of related taxes). During the three months ended June 30, 2004, we sold ten properties, resulting in a net gain on sale of approximately $10.1 million (which is net of $0.1 million of related taxes). Additionally, we recognized $0.2 million and $0.5 million in impairment losses on assets sold or held for sale in the three months ended June 30, 2005 and 2004, respectively.
     During the six months ended June 30, 2005, we sold 17 properties and our interest in one consolidated partnership, resulting in a net gain on sale of approximately $35.9 million (which is net of $1.2 million of related taxes). During the six months ended June 30, 2004, we sold 20 properties, resulting in a net gain on sale of approximately $20.8 million (which is net of $0.8 million of related taxes). Additionally, we recognized $2.2 million and $0.5 million in impairment losses on assets sold or held for sale in the six months ended June 30, 2005 and 2004, respectively.
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
     Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we have determined that the carrying amount for our properties to be held and used is recoverable and, therefore, we did not record any impairment losses related to such properties during the three or six months ended June 30, 2005 or 2004.
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
     We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. For the three and six months ended June 30, 2005, if we had not been able to complete certain transactions, our accretion income would have decreased by $0.4 million and $1.8 million, respectively. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.
Allowance for Losses on Notes Receivable
     We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate. During the three months ended June 30, 2005, we recorded $0.03 million of net impairment losses on notes receivable and during the six months ended June 30, 2005, we recorded $1.6 million in net recovery of impairment losses on notes receivable. During the three and six months ended June 30, 2004, we recorded $1.2 million and $1.1 million, respectively, in net impairment losses on notes receivable.
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
     Our depreciation policies apply to all periods for which financial statements are presented herein. To clarify prior disclosures, we depreciate capitalized costs over the estimated useful life of the related component or improvement, which is five, 15 or 30 years. We use depreciation periods of five years for capitalized site payroll costs and five or 15 years for indirect costs of certain departments associated with capital replacement and improvement projects. Indirect costs associated with redevelopment projects are depreciated over the estimated useful lives of the related components of the redevelopment projects. Certain homogeneous items that are purchased in bulk on a recurring basis, such as carpeting and appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of property casualties, where the net book value of lost property is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing property component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.
     For the three months ended June 30, 2005 and 2004, for continuing and discontinued operations, we capitalized $4.9 million and $1.4 million of interest costs, respectively, and $11.7 million and $11.6 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2005 and 2004, for continuing and discontinued operations, we capitalized $7.4 million and $2.4 million of interest costs, respectively, and $23.9 million and $21.3 million of site payroll and indirect costs, respectively. See further discussion under the heading “Capital Expenditures.”

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
     For the three and six months ended June 30, 2005 and 2004, our FFO is calculated as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders (1)	$5,873	$(7,787)	$(14,964)	$(13,626)
Adjustments:
Depreciation and amortization (2)	107,715	88,419	211,345	174,205
Depreciation and amortization related to non-real estate assets	(4,524)	(4,287)	(8,315)	(9,207)
Depreciation of rental property related to minority partners’ interest (3)	(10,667)	(11,905)	(21,291)	(22,269)
Depreciation of rental property related to unconsolidated entities	4,631	5,574	10,589	11,644
Gain on dispositions of real estate related to unconsolidated entities and other	(2,915)	(2,097)	(4,773)	(2,097)
Gain on dispositions of non-depreciable assets	118	875	793	875
Deficit distributions to minority partners, net (4)	1,698	2,736	3,170	7,182
Cumulative effect of change in accounting principle	—	—	—	3,957
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(29,953)	(10,225)	(37,051)	(21,552)
Depreciation of rental property, net of minority partners’ interest (3)	170	5,209	900	10,365
Recovery of deficit distributions to minority partners, net (4)	(4,127)	(91)	(3,662)	(3,412)
Income tax arising from disposals	1,206	92	1,219	789
Minority interest in Aimco Operating Partnership’s share of above adjustments	(6,462)	(7,917)	(15,762)	(16,339)
Preferred stock dividends	21,693	21,685	43,439	41,552
Redemption related preferred stock issuance costs	—	88	1,123	88

Funds From Operations	$84,456	$80,369	$166,760	$162,155
Preferred stock dividends	(21,693)	(21,685)	(43,439)	(41,552)
Redemption related preferred stock issuance costs	—	(88)	(1,123)	(88)
Dividends/distributions on dilutive preferred securities	63	1,059	104	1,688

Funds From Operations attributable to common stockholders - diluted	$62,826	$59,655	$122,302	$122,203

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents (5)	94,336	93,080	94,059	92,968
Dilutive preferred securities	110	1,794	92	1,381

Total	94,446	94,874	94,151	94,349

Notes:
(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP.
(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.
(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.
(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.
(5)	Represents the denominator for earnings per common share — diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.
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
     At June 30, 2005, we had $148.8 million in cash and cash equivalents, an increase of $43.4 million from December 31, 2004, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance of the revolving credit facility. At June 30, 2005, we had $277.3 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the six months ended June 30, 2005, our net cash provided by operating activities of $181.0 million was primarily from operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $15.0 million compared with the six months ended June 30, 2004, driven by changes in operating assets and liabilities and slightly better property operating results. The changes in operating assets and liabilities were primarily due to an increase in restricted cash related to certain operating escrows and a reduction in accrued liabilities related to timing of certain payments of accrued property taxes, payroll taxes and interest that occurred during the six months ended June 30, 2004, partially offset by an increase in accounts receivable for the six months ended June 30, 2005, due to sales related proceeds that had not yet been received.

Investing Activities
     For the six months ended June 30, 2005, our net cash used in investing activities of $339.2 million primarily resulted from the acquisition of Palazzo East at Park La Brea and five other properties (see Note 3 for further information on acquisitions), as well as investments in our existing real estate assets through capital spending, offset by proceeds received from sales of properties.
     Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. In the six months ended June 30, 2005, we sold 17 consolidated properties and 12 unconsolidated properties. These properties were sold for an aggregate sales price of $189.1 million, of which $149.2 million related to the consolidated properties. The sale of the consolidated properties generated proceeds totaling $140.2 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 29 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $71.0 million, of which $5.7 million related to the unconsolidated properties and was included in our distributions received from investments in unconsolidated real estate partnerships. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.
     We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2005 dispositions are expected to be $725 million to $850 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.
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
     For the six months ended June 30, 2005, we spent a total of $42.4 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the six months ended June 30, 2005, we spent a total of $55.0 million, $13.4 million and $52.4 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs is reimbursed by insurance carriers based on deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the six months ended June 30, 2005 on a per unit and total dollar basis (based on approximately 153,300 ownership equivalent units (excluding non-managed units) weighted for the period), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building interiors	$6,615	$43
Includes: hot water heaters, kitchen/bath

Building exteriors	8,036	52
Includes: roofs, exterior painting, electrical, plumbing

Landscaping and grounds	4,130	27
Includes: parking lot improvements, pool improvements

Turnover related	17,015	111
Includes: carpet, vinyl, tile, appliance, and fixture replacements

Capitalized site payroll and indirect costs	6,560	43

Total our share of Capital Replacements	$42,356	$276

Capital Replacements:
Conventional	$39,587
Affordable	2,769

Total our share of Capital Replacements	42,356

Capital Improvements:
Conventional	45,814
Affordable	9,220

Total our share of Capital Improvements	55,034

Casualties:
Conventional	12,674
Affordable	717

Total our share of casualties	13,391

Redevelopment:
Conventional	50,841
Affordable	1,560

Total our share of redevelopment	52,401

Total our share of capital expenditures	163,182

Plus minority partners’ share of consolidated spending	44,282
Less our share of unconsolidated spending	(6,063)

Total capital expenditures per Consolidated Statement of Cash Flows.	$201,401

     Included in the above spending for CI, casualties and redevelopment, was approximately $15.0 million of our share of capitalized site payroll and indirect costs related to these activities for the six months ended June 30, 2005.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the revolving credit facility.
Financing Activities
     For the six months ended June 30, 2005, net cash provided by financing activities of $201.6 million primarily related to proceeds from borrowings offset by payments on our secured notes payable, payment of our dividends, and redemptions of the Class D Cumulative Preferred Stock and Trust Based Convertible Preferred Securities, which we refer to as TOPRS.

     Mortgage Debt
     At June 30, 2005, we had $5.8 billion in consolidated mortgage debt outstanding as compared to $5.6 billion outstanding at December 31, 2004. During the six months ended June 30, 2005, we refinanced or closed mortgage loans on 22 consolidated properties generating $198.2 million of proceeds from borrowings with a weighted average interest rate of 4.50%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $122.1 million. In addition, we closed mortgage loans on seven unconsolidated properties, with a weighted average interest rate of 4.85%. Our share of the net proceeds from these seven mortgage loans totaled $6.1 million. We used our total net proceeds from all loans closed of $128.2 million for corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
     During the six months ended June 30, 2005, we closed five mortgage loans totaling $130.3 million, with a weighted average interest rate of 3.27%, to finance our acquisitions.
     Revolving Credit Facility and Term Loans
     On June 16, 2005, we borrowed $100.0 million as an additional term loan and amended our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. This amendment allowed the additional term loan to be made at an interest rate agreed to at the time of borrowing rather than at the interest rate applicable to the existing revolving and term loans. The additional $100.0 million term loan bears interest at a rate of either LIBOR plus 1.75% or a base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus 0.25%. The proceeds from the additional term loan were used to repay outstanding revolving loans under the Credit Agreement.
     The aggregate commitment under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and a $400.0 million in term loans. The term loans mature on November 2, 2009 and the revolving loans mature on November 2, 2007. At June 30, 2005, the outstanding principal balance of the term loans was $400.0 million at a weighted average interest rate of 5.20% (based on LIBOR plus 2.00% for the original $300.0 million and LIBOR plus 1.75% for the additional $100.0 million). At June 30, 2005, the outstanding principal balance of the revolving loans was $274.6 million at a weighted average interest rate of 5.28% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving credit facility at June 30, 2005 was $151.8 million (after giving effect to $23.6 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of future revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Equity Transactions
     During the six months ended June 30, 2005, we redeemed all outstanding shares of Class D Cumulative Preferred Stock for $31.3 million. Additionally, we redeemed all outstanding shares of TOPRS for $15.0 million.
     Under our shelf registration statement, which was declared effective in April 2004, as of June 30, 2005, we had available for issuance approximately $877 million of debt and equity securities and the Aimco Operating Partnership had available for issuance $500 million of debt securities. We intend to continue to issue preferred securities in both public offerings and private placements to generate proceeds that we will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A.Quantitative and Qualitative Disclosures About Market Risk” for a more detailed discussion on interest rate sensitivity. As of June 30, 2005, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during second quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 6 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Unregistered Sales of Equity Securities. From time to time during the three months ended June 30, 2005, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended June 30, 2005, approximately 98,000 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     (c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2005:

				Maximum Number
			Total Number of	of Shares that
	Total	Average	Shares Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Shares	Paid	Announced Plans or	Plans or Programs(1)
Fiscal period	Purchased	per Share	Programs	(in millions)
April 1 — April 30, 2005	—	$—	—	8.0
May 1 — May 31, 2005	—	—	—	8.0
June 1 — June 30, 2005	—	—	—	8.0

Total	—	$—	—

(1)	Our Board of Directors has, from time to time authorized us to repurchase shares of our outstanding capital stock. In April 2005, our Board of Directors replaced the existing authorization with a new authorization to repurchase up to a total of eight million shares of our Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law.
     Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of our funds from operations for such period or such amount as may be necessary to maintain our REIT status.

ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on April 29, 2005. At the meeting, the stockholders elected the following six directors by the votes indicated below:

	Votes For	Votes Withheld
Terry Considine	79,504,794	4,102,274
James N. Bailey	82,671,452	935,616
Richard S. Ellwood	80,401,317	3,205,751
J. Landis Martin	59,498,575	24,108,493
Thomas L. Rhodes	81,059,921	2,547,147
Michael A. Stein	81,745,210	1,861,858
     There were no abstentions or broker non votes.
     At the meeting, the stockholders approved the following proposals by the votes indicated below:
1.	Proposal to ratify the selection of Ernst & Young LLP, to serve as our independent auditors for the fiscal year ending December 31, 2005:

Votes For	Votes Against	Abstentions	Broker Non Votes
81,207,529	1,902,084	497,455	—
2.	Proposal to approve the sale of up to 5,000 High Performance Partnership Units of the Aimco Operating Partnership:

Votes For	Votes Against	Abstentions	Broker Non Votes
68,668,918	2,607,982	571,679	11,758,489

ITEM 6. Exhibits
The following exhibits are filed with this report:
EXHIBIT NO.

3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	First Amendment to Senior Secured Credit Agreement, dated as of June 16, 2005, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference).
10.2	Forty-Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2005, is incorporated herein by this reference)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

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
Thomas M. Herzog
Executive Vice President and Chief Accounting Officer

Date: August 5, 2005

Exhibit Index
EXHIBIT NO.

3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	First Amendment to Senior Secured Credit Agreement, dated as of June 16, 2005, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference).
10.2	Forty-Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2005, is incorporated herein by this reference)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments