Form 10-K
period 2005-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2006-03-08
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark
One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Securities Registered Pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑             Accelerated ☐             Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $3.9 billion as of June 30, 2005. As of February 28, 2006, there were 96,566,698 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held May 10, 2006 are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report on Form 10-K (“Annual Report”) contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes, national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I
Item 1.     Business
The Company
      Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2005, we owned or managed a real estate portfolio of 1,370 apartment properties containing 240,484 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2005 we were the largest REIT owner and operator of apartment properties in the United States. Our portfolio includes garden style, mid-rise and high-rise properties.
      We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity method. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we manage (both property and asset) but do not own an equity interest in other properties, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2005:

	Total Portfolio

	Properties	Units

Consolidated properties	619	158,548
Unconsolidated properties	264	35,269
Property management for third parties	52	5,246
Asset management for third parties	435	41,421

Total	1,370	240,484

      Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2005, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. At December 31, 2005, 95,732,200 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,339,262 common OP Units and equivalents outstanding for a combined total of 106,071,462 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
      Since our initial public offering in July 1994, we have completed numerous transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,370 properties with 240,484 apartment units as of December 31, 2005. These transactions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers.
      Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company.
Available Information
      Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2005, our chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Financial Information About Industry Segments
      We operate in two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). For further information on these segments, see Note 17 of the consolidated financial statements in Item 8, and Management’s Discussion and Analysis in Item 7.
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

Property Operations
      We divide property operations into two business components: conventional and affordable. Our conventional operations, which are market-rate apartments with rents paid by the resident, include 526 properties with 151,613 units and also include our university communities portfolio (15 properties with 4,443 units). Aimco Capital conducts our affordable operations of 357 properties with 42,204 units, which typically are apartments with rents frequently subsidized or paid by a government agency.
      Our property operations are characterized by diversification of product, location and price point. We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 47 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $500 and $1,100 per month, and reaching as high as $6,400 per month at some of our premier properties. This geographic diversification insulates us, to some degree, from inevitable downturns in any one market.

Conventional
      Our conventional operations at the beginning of 2006 were organized into four divisions, each of which is supervised by a Division Vice President, or DVP, and were further sub-divided into 17 regional operating centers, or ROCs. As changes in our portfolio occur, we reevaluate this structure. A Regional Vice President, or RVP, supervises each ROC. The ROCs are generally smaller business units with specialized operational, financial and human resource leadership. We seek to improve the operating results from our property operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations to the RVP with oversight from extensive regular reviews with senior management. To enable the RVPs to focus on sales and service, as well as improve financial control and budgeting, we have dedicated a regional financial officer to support each RVP. In addition, our construction services group handles all work on site beyond routine maintenance, thus reducing the need for RVPs to spend time on oversight of construction projects. We continue to improve our corporate-level oversight of conventional property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:

•	Customer Service. Our operating culture is to be focused on our customers. Our goal is to provide our residents with consistent service in clean, safe and attractive communities. We evaluate our performance through a customer satisfaction tracking system. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced performance.

•	Resident Selection and Retention. In apartment properties, neighbors are a part of the product, together with the location of the property and the physical quality of the apartment units. Part of our conventional operations strategy is to focus on resident acquisition and retention — attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality. We believe that the costs exceed the benefits when higher occupancy results from lowering of financial stability standards.

•	Revenue Increases. We increase rents where feasible and seek to improve occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets.

•	Controlling Expenses. Cost controls are accomplished by local focus at the ROC level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology. We are expanding our local vendor consolidation program and implementing an electronic procurement system to provide better ongoing control over purchasing decisions and to take advantage of volume discounts. Additionally, we intend to focus on energy management and centralized media programs to control expenses.

•	Ancillary Services. We believe that our ownership and management of properties provide us with unique access to a customer base that allows us to provide additional services and thereby increase occupancy and rents, while also generating incremental revenue. We currently provide cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

Aimco Capital
      We are among the largest owners and operators of affordable properties in the United States. Aimco Capital was organized to focus on our affordable housing properties, the operations of which are most often subsidized or financed by the United States Department of Housing and Urban Development, or HUD, state housing agencies or tax credit financing, and is led by a management team dedicated to this sector. Aimco Capital operates our affordable properties through three ROCs. Affordable properties tend to have stable rents and occupancy due to government subsidies and thus are much less affected by market circumstances.
      Aimco Capital also generates activity fees from transactions related to affordable holdings (including tax credit redevelopments, syndications, dispositions and refinancings), and asset management income from the financial management of our owned and operated affordable portfolio as well as two other large portfolios for which we provide asset management services only. We believe that Aimco Capital is well positioned as it has the national structure, knowledge and pipeline to grow as a more autonomous operation with dedicated capital.

Portfolio Management

Conventional
      We view our conventional property portfolio in terms of “core” and “non-core” properties. Core properties are those properties that are located in markets where population and employment growth are expected to exceed national trends and where we believe there is potential for long-term growth at higher rates of return. During 2005, we made a decision to concentrate our core portfolio in markets located predominantly in coastal states as well as the Rocky Mountain region and Chicago. This reduced the number of markets in which we intend to remain from 38 to 27. We plan to exit certain Texas and Midwest markets where the average four-year growth rate is projected below average of the remainder of the core portfolio. At December 31, 2005, we had 272 conventional core properties, which generally we intend to hold and improve over the long-term. Within our core portfolio, the largest single market (Washington, D.C.) contributed approximately 10%, and the five largest markets (Washington, D.C., greater Los Angeles, New England, Philadelphia and Miami-Fort Lauderdale) together contributed approximately 38%, to income before depreciation and interest expense, or net operating income. At December 31, 2005, we had 254 conventional non-core properties, which we generally intend to hold for investment for the intermediate term. Non-core properties are those properties located within the 32 markets we intend to exit or in less favored locations within the 27 markets that comprise our core portfolio. We exited nine markets in 2005. During 2006, we expect to exit an additional five markets and over the next several years we expect to exit the remaining markets in which we hold our non-core properties.

      Portfolio management includes expanding our core portfolio through acquisitions of properties located in markets where our core portfolio is concentrated. We specifically seek investments in a variety of asset qualities and types at a purchase price below replacement cost. Currently, we acquire properties and property interests primarily in three ways:

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
      In 2005, we completed direct acquisitions of six conventional core properties, containing approximately 1,006 residential units and six retail spaces for an aggregate purchase price of approximately $284 million (including transaction costs) and acquired additional interests in 84 partnerships for approximately $56 million (including transaction costs). These properties were located in New York City, New Jersey and Los Angeles.
      Portfolio management also includes dispositions of properties located within markets we intend to exit, properties in less favored locations within the 27 markets that comprise our core portfolio or properties that do not meet our long-term investment criteria. Additionally, from time to time, we may dispose of certain core properties that are consistent with our long-term investment strategy but offer attractive returns, such as in sales to buyers who intend to convert the properties to condominiums. The sales of core and non-core properties partially fund our acquisitions and capital improvements on our existing properties. In 2005, we sold 71 non-core properties generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $262 million.

Aimco Capital
      The portfolio management strategy for Aimco Capital is similar to that of our Conventional portfolio. Aimco Capital seeks to dispose of properties that are inconsistent with our long-term investment strategy and Aimco Capital’s operations. During 2005, we sold 47 non-core properties from within the Aimco Capital portfolio, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $70 million. At December 31, 2005 within the Aimco Capital portfolio, we had 357 properties, a majority of which are non-core properties that we generally intend to hold for investment for the intermediate term. During 2006, we intend to sell approximately the same number of Aimco Capital properties as we sold in 2005.

Entitlements
      We have the opportunity to improve land values by seeking new entitlements for many properties. Entitlements provide us the opportunity to enhance the value of our existing portfolio by obtaining local governmental approvals to increase density and add dwelling or residential units to a site. Also we seek to add incremental value through redevelopment of existing units and excess land sales. We currently have 50 entitlement projects under way or under review. These properties are typically well located and in many cases were built 30 or more years ago. During 2005, we received final approval on the conceptual site plan for Springhill Lake in Greenbelt, Maryland, which includes doubling the density of the property from 2,899 units to 5,800 units.

Reinvestment in Properties
      We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2005, we spent $89.7 million, or $597 per owned apartment unit, for Capital Replacements, which represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $112.0 million for Capital Improvements, which are non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

      In addition to maintenance and improvements of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with relatively lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We undertake two types of redevelopment projects: major projects, where a substantial number or all available units are vacated for significant renovations to the property; and moderate projects, where there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services Group, which includes engineers, architects and construction managers, to oversee these projects. As of December 31, 2005, we had 59 projects at various stages of redevelopment. Of the 59 projects, 37 are conventional properties (two major projects and 35 moderate projects) and 22 are affordable properties. During 2005, redevelopment expenditures totaled $203.5 million, of which our share totaled $140.3 million, and we completed our two major projects as well as interior upgrades or new construction on 2,188 conventional units, of which 1,687 were leased at year-end for increased rental rates. Total redevelopment expenditures for our 35 active conventional moderate projects will be approximately $228.9 million, of which approximately $108.4 million remains to be spent. Total redevelopment expenditures for our 22 affordable redevelopments will be approximately $142.0 million, of which approximately $52.5 million remains to be spent, most of which will be funded by third-party tax credit equity and tax-exempt debt. In 2006, we plan to invest between $150 and $200 million in conventional redevelopment projects that will impact approximately 70 properties with nearly 30,000 units. Additionally, in 2006 redevelopment expenditures on affordable properties will be approximately $80 million, predominantly funded by third-party tax credit equity, impacting 20 to 25 properties with more than 3,000 units.

Cost of Capital
      We are focused on minimizing our cost of capital. We have a deliberate policy of using non-recourse property debt. The lower risk inherent in non-recourse property debt permits us to operate with higher debt leverage and a lower weighted average cost of capital. During 2005, we closed loans totaling $971.5 million at an average interest rate of 5.06%, which included the refinancing of loans totaling $415.2 million with prior interest rates averaging 7.33%. In 2006, we intend to further reduce our cost of capital through the redemption of $286.8 million of preferred securities at a weighted average cost of 9.76%.

Productivity
      Over the past several years, we have had growth in our general and administrative spending as a result of the building of our infrastructure in certain areas in which we had needs, including, operational systems, information technology and other automation, human resources, and expanded accounting, legal, and financial planning and analysis functions. We are focused on containing this spending going forward through enhanced productivity, process improvements and staff reductions.
Competition
      In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price that we pay in such acquisitions.

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
      Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. Any taxes imposed on us would reduce our operating cash flow and net income. The state and local tax laws may not conform to the United States Federal income tax treatment.
      Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use the TRS format to facilitate our ability to offer certain services and activities to our residents, which services and activities are not generally considered as qualifying REIT activities.
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

      We have been named as a defendant in lawsuits that have alleged personal injury and property damage as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented policies, procedures, third-party audits and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
Insurance
      Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils and adequately insure us against other risks. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claim handling, litigation management and loss reserving procedures to manage our exposure.
Employees
      We currently have approximately 6,400 employees, of which approximately 5,200 are at the property level, performing various on-site functions, with the balance managing corporate and regional operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent approximately 200 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
Item 1A.     Risk Factors
      The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit our ability to pay dividends.
      Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in interest rates and the availability of financing; and

•	the relative illiquidity of real estate investments.

If we are not able successfully to acquire, operate, redevelop and expand properties, our results of operations will be adversely affected.
      The selective acquisition, redevelopment and expansion of properties are components of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire, operate, redevelop and expand properties only when such activities increase our net income on a per share basis, such transactions may fail to perform in accordance with our expectations. When we redevelop or expand properties, we are subject to the risks that:

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
      Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. For the year ended December 31, 2005, we had a ratio of free cash flow (net operating income less spending for capital replacements) to combined interest expense and preferred stock dividends of 1.4:1. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to us. As of December 31, 2005, substantially all of the properties that we owned or controlled were encumbered by debt.

Increases in interest rates would increase our interest expense.
      As of December 31, 2005, we had approximately $2,010.5 million of variable-rate indebtedness outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $726.1 million. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 68.0% of 30-day LIBOR. If this relationship continues, an increase in the 30-day LIBOR, of 1% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $17.8 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in the 30-day LIBOR would result in our income before minority interests being reduced by $8.9 million on an annual basis.

Covenant restrictions may limit our ability to make payments to our investors.
      Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our credit facility provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status. Our outstanding classes of preferred stock prohibit the payment of dividends on our Common Stock if we fail to pay the dividends to which the holders of the preferred stock are entitled.

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

The marketplace for insurance coverage is uncertain and in some cases insurance is becoming more expensive and more difficult to obtain.
      The insurance market is characterized by volatility with respect to premiums, deductibles and coverage. Although we make use of many alternative methods of risk financing that enable us to insulate ourselves to some degree from variations in coverage and cost, sustained deterioration in insurance marketplace conditions may have a negative effect on our operating results.

The FBI has issued alerts regarding potential terrorist threats involving apartment buildings.
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

We depend on our senior management.
      Our success depends upon the retention of our senior management, including Terry Considine, our chief executive officer and president. There are no assurances that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to pursue effectively our business strategy.

Affordable housing regulations may limit the opportunities at some of our properties, reducing our revenue and, in some cases, causing us to sell properties that we might otherwise continue to own.
      We own an equity interest in certain affordable properties and manage for third parties and affiliates other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

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

We may fail to qualify as a REIT.
      If we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income, and we will be subject to Federal income tax at regular corporate rates, including any applicable alternative minimum tax. This would substantially reduce our funds available for payment to our investors. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, our failure to qualify as a REIT would trigger the following consequences:

•	we would be obligated to repurchase certain classes of our preferred stock; and

•	we would be in default under our primary credit facilities and certain other loan agreements.
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
      Our charter limits ownership of our Common Stock by any single stockholder (applying certain “beneficial ownership” rules under Federal securities laws) to 8.7% of our outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Our charter also limits ownership of our Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of our capital stock if the purchase would result in us losing our REIT status. This could happen if a transaction results in fewer than 100 persons owning all of our shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of our shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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
      The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2005, 426,157,976 shares were classified as Common Stock, of which 95,732,200 were outstanding, and 84,429,524 shares were classified as preferred stock, of which 38,324,762 were outstanding. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.
      As a Maryland corporation, we are subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if an acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our capital stock that represent 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, Maryland law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. In addition, Maryland law provides that corporations that:

•	have at least three directors who are not employees of the entity or related to an acquiring person; and

•	are subject to the reporting requirements of the Securities Exchange Act of 1934, may elect in their charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that:

•	the corporation will have a staggered board of directors;

•	any director may be removed only for cause and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally, even if a lesser proportion is provided in the charter or bylaws;

•	the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws;

•	vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and

•	the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws.
      To date, we have not made any of the elections described above.

Item 1.B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our properties are located in 47 states, the District of Columbia and Puerto Rico. As of December 31, 2005, our conventional properties are operated through 17 regional operating centers and a university communities group. Affordable property operations are managed through Aimco Capital and are operated through three regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004

	Number of	Number	Number of	Number
Regional Operating Center(1)	Properties	of Units	Properties	of Units

Conventional:
Atlanta, GA	41	10,712	31	8,644
Austin, TX	25	5,566	24	5,388
Boston, MA	16	5,745	16	5,745
Chicago, IL	32	8,784	36	9,697
Columbus, OH	39	10,139	30	6,099
Columbia, SC	—	—	61	14,414
Dallas, TX	31	7,945	36	8,867
Denver, CO	33	7,487	34	7,572
Houston, TX	37	9,776	37	9,776
Indianapolis, IN	32	11,947	37	11,191
Los Angeles, CA	36	10,622	38	10,468
Michigan	—	—	26	9,507
Orlando, FL	31	8,600	—	—
Philadelphia, PA	15	7,180	16	7,451
Phoenix, AZ	36	10,002	36	10,001
Rockville, MD	29	12,156	38	14,024
South Florida	15	5,862	15	5,862
Tampa, FL	21	5,926	—	—
Tampa/ Orlando, FL	—	—	54	14,931
Tidewater, VA	28	7,716	—	—
University Communities	15	4,443	16	4,277

Total conventional owned and managed	512	150,608	581	163,914

Affordable (Aimco Capital):
Central	131	13,721	—	—
Midwest	—	—	63	8,324
Northeast	104	14,769	108	16,280
Southeast	—	—	109	10,025
West	71	7,607	86	8,872

Total affordable owned and managed	306	36,097	366	43,501

Owned but not managed	65	7,112	59	7,245
Property management for third parties	52	5,246	72	7,841
Asset management for third parties	435	41,421	421	41,233

Total	1,370	240,484	1,499	263,734

(1)	As our portfolio changes due to property acquisitions and dispositions, we are continually evaluating the organization of our regional operating centers, or ROCs. During 2005, the Orlando/ Tampa ROC was separated into two ROCs, Tidewater was added and the Michigan and Columbia ROCs were combined into other ROCs. Subsequent to December 31, 2005, we combined the Austin and Dallas ROCs and added a ROC in New York. Additionally, the properties within University Communities have been moved into various ROCs depending on the location of the property.

      At December 31, 2005, we owned an equity interest in and consolidated 619 properties containing 158,548 apartment units, which we refer to as “consolidated.” These consolidated properties contain, on average, 256 apartment units, with the largest property containing 2,899 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III, Real Estate and Accumulated Depreciation” in this Annual Report. At December 31, 2005, we held an equity interest in and did not consolidate 264 properties containing 35,269 apartment units, which we refer to as “unconsolidated.” In addition, we provided property management services for third parties owning 52 properties containing 5,246 apartment units, and asset management services for third parties owning 435 properties containing 41,421 apartment units, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
      Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2005, our consolidated properties were encumbered by aggregate mortgage indebtedness totaling $5,667.2 million (not including $33.7 million of mortgage indebtedness included within liabilities related to assets held for sale), having an aggregate weighted average interest rate of 5.99%. Such mortgage indebtedness was secured by 596 properties with a combined net book value of $8,673.2 million. Included in the 596 properties, we had a total of 50 mortgage loans, with an aggregate principal balance outstanding of $795.5 million, that were each secured by property and cross-collateralized with certain (but not all) other mortgage loans within this group of 50 mortgage loans. See Note 6 of the consolidated financial statements in Item 8 for additional information about our indebtedness.

Item 3.	Legal Proceedings
      See the information under the caption “Legal Matters” in Note 9 of the consolidated financial statements in Item 8 for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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
      Our Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared for the periods indicated:

			Dividends
			Declared
Quarter Ended	High	Low	(per share)

2005
December 31, 2005(1)	$39.80	$34.93	$1.20
September 30, 2005	44.14	37.57	0.60
June 30, 2005	41.30	36.24	0.60
March 31, 2005	39.39	34.17	0.60
2004
December 31, 2004	39.25	34.60	0.60
September 30, 2004	36.95	30.85	0.60
June 30, 2004	31.50	26.45	0.60
March 31, 2004	36.00	30.18	0.60

(1)	On December 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2005, that was paid on January 31, 2006, to stockholders of record on December 31, 2005. Our Board of Directors declared the dividend a month early in order to offset gains from 2005 property sales otherwise subject to REIT excise tax. Our Board of Directors anticipates that dividend declarations for the remainder of 2006 will occur on a schedule consistent with prior years.
      On February 28, 2006, the closing price of our Common Stock was $44.31 per share, as reported on the NYSE and there were 96,566,698 shares of Common Stock outstanding, held by 3,459 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
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
      From time to time, we issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2005, approximately 4,800 and 425,000 shares of Common Stock were issued in exchange for common OP Units. During the three and twelve months ended December 31, 2005, approximately 700 and 1,100 shares of Common Stock were issued in exchange for preferred OP Units.

      The following table summarizes repurchases of our equity securities in the quarter ended December 31, 2005 (1):

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
		Average	Part of Publicly	Purchased Under
	Total Number of	Price Paid	Announced Plans or	Plans or Programs
Fiscal period	Shares Purchased	per Share	Programs	(in millions)

October 1 — October 31, 2005	0	N/A	0	8.0
November 1 — November 30, 2005	0	N/A	0	8.0
December 1 — December 31, 2005	0	N/A	0	8.0

Total	0	N/A	0

(1)	Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. In April 2005, our Board of Directors replaced the existing authorization with a new authorization to repurchase up to a total of eight million shares of our Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. During 2005, we did not repurchase any shares of our Common Stock.
      Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

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

	For the Years Ended December 31,

	2005	2004(1)	2003(1)	2002(1)	2001(1)

	(Dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$1,521,523	$1,376,077	$1,307,906	$1,193,224	$1,103,842
Total expenses	(1,222,082)	(1,074,010)	(919,753)	(759,956)	(742,064)
Operating income	299,441	302,067	388,153	433,268	361,778
Income (loss) from continuing operations	(27,897)	53,975	61,668	138,221	86,912
Income from discontinued operations, net	98,879	213,479	97,189	30,825	20,440
Cumulative effect of change in accounting principle	—	(3,957)	—	—	—
Net income	70,982	263,497	158,857	169,046	107,352
Net income attributable to preferred stockholders	87,948	88,804	93,565	93,558	90,331
Net income (loss) attributable to common stockholders	(16,966)	174,693	65,292	75,488	17,021
OTHER INFORMATION:
Total consolidated properties (end of period)	619	676	679	728	557
Total consolidated apartment units (end of period)	158,548	169,932	174,172	187,506	157,256
Total unconsolidated properties (end of period)	264	330	441	511	569
Total unconsolidated apartment units (end of period)	35,269	44,728	62,823	73,924	91,512
Units managed for others (end of period)(2)	46,667	49,074	50,565	56,722	31,520
Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.23)	$(0.37)	$(0.34)	$0.52	$(0.05)
Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70	$0.88	$0.23
Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.23)	$(0.37)	$(0.34)	$0.51	$(0.05)
Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70	$0.87	$0.23
Dividends declared per common share	$3.00	$2.40	$2.84	$3.28	$3.16
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$8,751,707	$8,228,451	$7,633,103	$7,464,431	$5,576,054
Total assets	10,016,751	10,072,241	10,087,394	10,309,101	8,300,672
Total indebtedness	6,284,243	5,618,831	4,839,462	5,224,147	3,882,641
Stockholders’ equity	2,716,103	3,008,160	2,860,657	3,163,387	2,710,615

(1)	Certain reclassifications have been made to conform to the 2005 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the 2002 adoption of Statement of Financial Accounting Standards No. 144.

(2)	In 2005, 2004, 2003 and 2002, includes approximately 41,421, 41,233, 39,428 and 45,187 units, respectively, for which we provide asset management services only, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
      We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2005, we owned or managed 1,370 apartment properties containing 240,484 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
      The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.
      Because our operating results depend primarily on income from our properties, the supply and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our properties, the pace and price at which we redevelop, acquire and dispose of our apartment properties, and the volume and timing of fee transactions affect our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms that we negotiate for our equity and debt financings.
      Our focus in 2005 has been to increase revenue and implement cost management and productivity initiatives, which includes centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our efforts are having their intended effect, are resulting in a positive trend in certain operating results and are the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.
      For 2006, our focus will include the following: continue to improve operations so that customer satisfaction and occupancy increase to bring improved profitability; upgrade the quality of our portfolio through portfolio management and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; minimize our cost of capital in the face of rising interest rates; and monetize a portion of the value inherent in our properties with increased entitlements.
      The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.
Results of Operations

Overview

2005 compared to 2004
      We reported net income of $71.0 million and net loss attributable to common stockholders of $17.0 million for the year ended December 31, 2005, compared to net income of $263.5 million and net income attributable to common stockholders of $174.7 million for the year ended December 31, 2004, decreases of $192.5 million and $191.7 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail within this section:

•	a decrease in income from discontinued operations, primarily related to lower net gains on dispositions of real estate;

•	a decrease in net gain on disposition of real estate related to unconsolidated entities and other, primarily related to a 2004 gain on sale of land;

•	an increase in depreciation and amortization expense;

•	an increase in interest expense; and

•	an increase in general and administrative expenses.
      These decreases were partially offset by an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties.

2004 compared to 2003
      We reported net income of $263.5 million and net income attributable to common stockholders of $174.7 million for the year ended December 31, 2004, compared to net income of $158.9 million and net income attributable to common stockholders of $65.3 million for the year ended December 31, 2003, increases of $104.6 million and $109.4 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail within this section:

•	an increase in net gain on disposition of real estate (including the gain recognized in discontinued operations and the gain related to unconsolidated entities and other); and

•	an increase in activity fees and asset management revenues.
      These increases were partially offset by:

•	an overall decline in net operating income, which included a decline in same store net operating results, partially offset by increases related to acquisition and newly consolidated properties;

•	an increase in general and administrative expenses;

•	an increase in interest expense; and

•	an increase in depreciation and amortization expense.
      The following paragraphs discuss these and other items affecting the results of our operations in more detail.

Rental Property Operations
      Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned (and not classified as held for sale) and managed by us, stabilized and consolidated for all comparable periods presented; and other consolidated entities, which primarily include acquisition, newly consolidated, affordable and redevelopment properties.
      The following table summarizes the overall performance of our consolidated properties for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Rental and other property revenues	$1,459,646	$1,308,815	$1,249,716
Property operating expenses	705,505	632,512	553,482

Net operating income	$754,141	$676,303	$696,234

      For the year ended December 31, 2005 compared to the year ended December 31, 2004, net operating income for our consolidated property operations increased by $77.8 million, or 11.5%. This increase was principally due to a $39.3 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”); a $21.3 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005 and The Palazzo at Park La Brea and 10 other properties purchased in 2004; an $18.0 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method

(21 properties first consolidated in 2005 and 42 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46,); a $3.9 million increase related to operations of our affordable properties; and a $2.7 million increase related to the completion of certain redevelopment properties. These increases were offset by $6.4 million of increased property management expenses and $3.3 million of higher net casualty losses in 2005 as compared to 2004, primarily relating to greater hurricane and tropical storm damage that occurred in 2005.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income for our consolidated property operations decreased by $19.9 million, or 2.9%. This decrease was principally due to a $40.3 million decrease in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”). Additionally, there was a $6.6 million decrease related to net casualty losses and other costs primarily resulting from hurricanes and tropical storms in the third quarter of 2004, which damaged over 100 of our properties and $4.0 million in higher property management expenses. These decreases were offset by an $18.2 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (42 properties first consolidated in 2004 and 12 properties that were first consolidated after the first quarter of 2003) and a $16.0 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea and 10 other properties purchased in 2004, and three properties purchased in 2003.
Conventional Same Store Property Operating Results
      Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized for all periods presented and (iv) that have not been classified as held for sale. Our share reflects Aimco’s ownership share before minority interest in the Aimco Operating Partnership. To ensure comparability, the information for all periods shown is based on our ownership in the most current period presented in each table. The following tables summarize the conventional rental property operations on a “same store” basis (which is not in accordance with generally accepted accounting principles, or GAAP) and reconcile them to consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	Year Ended December 31,

	2005	2004	Change

Our share of same store revenues	$999,383	$941,731	6.1%
Less: Our share of same store expenses	443,112	418,221	6.0%

Our share of same store net operating income	556,271	523,510	6.3%
Adjustments to reconcile same store net operating income to real estate segment net operating income(1)	197,870	152,793	29.5%

Real estate segment net operating income	$754,141	$676,303	11.5%

Same store statistics:
Properties	458	458
Apartment units	131,491	131,491
Average physical occupancy	92.2%	89.3%	2.9%
Average rent/unit/month	$762	$746	2.1%

(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at 2005 ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments and reclassifications made in accordance with GAAP.

      For the year ended December 31, 2005, compared to the year ended December 31, 2004, our share of same store net operating income increased $32.8 million, or 6.3%. Revenues increased $57.7 million, or 6.1%, primarily due to higher occupancy (up 2.9%), higher average rent (up $16 per unit) and lower bad debt. Expenses increased by $24.9 million, or 6.0%, primarily due to: an increase of $9.1 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service; a $7.2 million increase in utilities due primarily to higher natural gas rates; a $5.5 million increase in real estate taxes; and $2.4 million of increases primarily related to turnover expenses associated with our efforts to increase occupancy.

	Year Ended December 31,

	2004	2003	Change

Our share of same store revenues	$1,005,095	$1,011,323	(0.6)%
Less: Our share of same store expenses	441,413	417,281	5.8%

Our share of same store net operating income	563,682	594,042	(5.1)%
Adjustments to reconcile same store net operating income to real estate segment net operating income(1)	112,621	102,192	10.2%

Real estate segment net operating income	$676,303	$696,234	(2.9)%

Same store statistics:
Properties	524	524
Apartment units	147,070	147,070
Average physical occupancy	90.3%	91.9%	(1.6)%
Average rent/unit/month	$721	$721	—

(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at 2004 ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments and reclassifications made in accordance with GAAP.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, our share of same store net operating income decreased $30.4 million, or 5.1%. Revenues decreased $6.2 million, or 0.6%, primarily due to lower occupancy (down 1.6%), offset by higher utility reimbursements from residents and lower bad debt expense. Expenses increased by $24.1 million, or 5.8%, primarily due to: an increase of $20.0 million in compensation and benefit expense related to a new employee health plan, merit increases and increased staffing levels; an increase of $4.3 million in utilities due to the increase in the cost of natural gas; and an increase of $3.9 million in marketing and administrative expenses associated with our efforts to increase occupancy. These increases were partially offset by a decrease in property taxes related to successful appeals and changes in estimates related to assessments.

Property Management
      We earn income from property management primarily from certain unconsolidated real estate partnerships for which we are the general partner. The income is primarily in the form of fees generated through property management and other associated activities. Reported revenue from property management decreases as we consolidate real estate partnerships because it is eliminated in consolidation. We expect this trend to continue as we increase our ownership in more of these partnerships or otherwise determine that consolidation is required by GAAP. Additionally, our revenue decreases as properties within our unconsolidated real estate partnerships are sold. Offsetting the revenue earned in property management are the direct expenses associated with property management.

      The following table summarizes the overall performance of our property management business for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Property management revenues, primarily from affiliates	$24,528	$32,461	$37,992
Property management expenses	7,292	9,789	8,419

Net operating income from property management	$17,236	$22,672	$29,573

      For the year ended December 31, 2005, compared to the year ended December 31, 2004, net operating income from property management decreased by $5.4 million, or 24.0%. For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income from property management decreased by $6.9 million, or 23.3%. In both periods the decreases were principally due to an increase in the number of consolidated real estate partnerships (resulting from increased ownership and GAAP consolidation requirements), which required elimination of fee income and associated property-operating expense related to such partnerships and the sales of properties within our unconsolidated partnerships (35 properties in 2005, 53 properties in 2004 and 37 properties in 2003) that had previously generated property management revenues.

Activity Fees and Asset Management
      Activity fees are generated from transactional activity including tax credit syndications and redevelopments, dispositions, and refinancings. These transactions occur on varying timetables, thus the income varies from period to period. The majority of these fees are earned in connection with transactions related to affordable properties within the Aimco Capital portfolio. We have a large number of affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes deferred asset management fees that are recognized once a transaction or improvement in operations has occurred thereby generating available cash. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management.
      The following table summarizes the operating results of our transactional and asset management activities for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Activity fees and asset management revenues, primarily from affiliates	$37,349	$34,801	$20,198
Activity and asset management expenses	10,606	11,802	8,367

Net operating income from activity fees and asset management	$26,743	$22,999	$11,831

      Included in the activity fees and asset management revenues, primarily from affiliates for the years ended December 31, 2005, 2004 and 2003, were $33.3 million, $30.3 million and $18.9 million, respectively, of fees related to affordable properties within the Aimco Capital portfolio.
      For the year ended December 31, 2005, compared to the year ended December 31, 2004, net operating income from activity fees and asset management increased $3.7 million, or 16.3%. This overall increase was principally a result of increased activity fees related to syndication and developer activities of $6.0 million and $3.7 million, respectively, as well as a $1.2 million decrease in expenses associated with these activities. Additionally, we received $3.1 million in promote distributions from an unconsolidated partnership, as a result of us, as general partner, achieving financial returns to the limited partners in excess of established targets. These increases were offset by a $5.2 million decrease in asset management fees and decreases of $3.3 million and $1.9 million in activity fees related to disposition and refinancing activities, respectively.

      For the year ended December 31, 2004, compared to the year ended December 31, 2003, net operating income from activity fees and asset management increased by $11.2 million, or 94.4%. This overall increase was principally a result of increased activity fees related to disposition, refinancing and developer activities of $7.3 million, $2.3 million and $3.0 million, respectively, due to a greater number of transactions in 2004 than in 2003. Additionally, there was an increase of $2.9 million related to the recognition of deferred asset management fees resulting from closed transactions and improved operations. These increases were offset by a $2.1 million decrease in syndication fees and $3.4 million in higher expenses associated with these activities.

Depreciation and Amortization
      For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $71.5 million, or 21.0%. This increase was principally due to: $34.6 million of additional depreciation on certain real estate assets where the depreciation was adjusted prospectively (see Impairment of Long-Lived Assets in Note 2 of the consolidated financial statements in Item 8); $13.8 million and $8.3 million of additional depreciation related to newly consolidated and acquisition properties, respectively; and $11.0 million from the completion of certain redevelopment properties. Additionally, $4.3 million of the increase was due to a change in estimated useful lives that apply to capitalized payroll and certain indirect costs (see Capital Expenditures and Related Depreciation in Note 2 of the consolidated financial statements in Item 8).
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, depreciation and amortization increased $32.5 million, or 10.5%. This increase was principally due to $8.5 million and $7.2 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $9.9 million from the completion of certain redevelopment properties. Additionally, $5.9 million of the increase resulted from additional depreciation on certain real estate assets where the depreciation was adjusted prospectively (see Impairment of Long-Lived Assets in Note 2 of the consolidated financial statements in Item 8).

General and Administrative Expenses
      For the year ended December 31, 2005, compared to the year ended December 31, 2004, general and administrative expenses increased $15.4 million, or 19.9%. This increase was principally due to $14.1 million in higher compensation related to increased staffing levels, increased health care costs, and transition costs associated with the chief financial and chief accounting officer positions. Additionally, at the end of 2005 there was $0.6 million in severance costs related to the restructuring of regional operating centers as a result of property dispositions.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, general and administrative expenses increased $29.1 million, or 60.3%. This increase was principally due to: $15.5 million in higher compensation related to increased staffing levels, merit increases and variable compensation; $7.7 million related to increased health insurance costs and the effect of a favorable change in 2003 related to our accrual for insurance claims incurred but not reported (IBNR); $3.2 million in increased amortization of restricted stock and stock option compensation; and $3.1 million in legal costs and compliance costs primarily related to the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses (Income), Net
      Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships and partnership expenses.
      For the year ended December 31, 2005 compared to the year ended December 31, 2004, other expenses (income), net changed $8.2 million from expense of $1.9 million in 2004 to income of $6.3 million in 2005. This change was principally due to an $11.4 million higher income tax benefit recognized in 2005 as compared to 2004, reflecting increased losses of our taxable REIT subsidiaries (see further discussion in Note 10 of the consolidated financial statements in Item 8). In the year ended December 31, 2005, there was a tax benefit of $18.6 million recorded, as compared to $7.2 million in the year ended December 31, 2004. Additionally, we had higher income associated with our risk management activities, primarily due to better workers compensation claim experience as a result of more focused loss prevention measures. These increases in other income were partially offset by $3.8 million of higher partnership expenses primarily related to increases in professional fees.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, other expenses (income), net changed $8.9 million from income of $7.0 million in 2003 to expense of $1.9 million in 2004. This change was principally due to a $10.8 million lower income tax benefit recognized in 2004 as compared to 2003, due primarily to an $8.0 million benefit related to the reversal of a deferred income tax asset valuation allowance in 2003 (see further discussion in Note 10 of the consolidated financial statements in Item 8). In the year ended December 31, 2004, there was a tax benefit of $7.2 million recorded, as compared to $18.0 million in the year ended December 31, 2003.

Interest Income
      Interest income consists primarily of interest and accretion on general partner notes receivable from our unconsolidated real estate partnerships. Transactions that result in accretion occur on varying timetables and thus the income generated may vary from period to period.
      For the year ended December 31, 2005, as compared to the year ended December 31, 2004, interest income decreased $0.9 million, or 2.7%. This decrease was principally a result of $3.8 million in lower accretion income, partially offset by higher interest income from money market and interest-bearing accounts due to increased interest rates and higher cash balances.
      For the year ended December 31, 2004, as compared to the year ended December 31, 2003, interest income increased $7.6 million, or 30.9%. This increase was principally a result of $5.0 million in higher interest due from general partner notes receivable, and $3.0 million in higher accretion income.

Interest Expense
      For the year ended December 31, 2005, compared to the year ended December 31, 2004, interest expense, which includes the amortization of deferred financing costs, increased $25.8 million, or 7.5%. This increase was principally due to: $16.0 million and $5.0 million resulting from interest on the additional debt related to acquisition and newly consolidated properties, respectively; $17.7 million due to increased borrowings and increased interest rates on corporate and variable rate property debt and other items. These increases were partially offset by: $4.8 million in lower amortization of loan costs, primarily due to corporate debt restructuring in 2004; $8.5 million in higher capitalized interest due to increased redevelopment activity; and a $2.1 million decrease related to the redemption of mandatorily redeemable preferred securities in 2004 and early 2005.
      For the year ended December 31, 2004, compared to the year ended December 31, 2003, interest expense increased $24.8 million, or 7.8%. This increase was principally due to: $9.9 million resulting from interest on the additional debt related to the newly consolidated properties; $9.6 million resulting from interest on the additional debt related to acquisition properties; and a $4.7 million decrease in capitalized interest due to redevelopment properties being placed in service. Additionally, an $8.8 million increase related to the credit facility and term loan (of which $1.8 million was associated with the write-off of deferred loan costs related to the November 2004 modification of the credit facility and term loan and $0.8 million related to the payoff of the indebtedness incurred to complete the acquisition of Casden Properties, Inc) due to higher average principal balances along with a higher weighted average interest rate. The November 2004 modification reduced the spread over LIBOR by an average of 1.25%, which has favorably impacted interest expense related to our revolving credit facility and $300 million term loan. These increases were partially offset by lower weighted average effective interest rates on mortgage debt due to refinancings that occurred in 2003 and 2004.

Deficit Distributions to Minority Partners
      When real estate partnerships consolidated in our financial statements make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such distribution, even though there is no economic effect or cost.

      For the year ended December 31, 2005, as compared to the year ended December 31, 2004, deficit distributions to minority partners decreased $5.9 million, or 33.1%. For the year ended December 31, 2004, as compared to the year ended December 31, 2003, deficit distributions to minority partners decreased $2.4 million, or 11.6%. The decrease in both periods was due to reduced levels of distributions being made by the consolidated real estate partnerships as a result of lower refinancing activity and decreased operating results, as well as our increased ownership of such partnerships.

Gain on Dispositions of Real Estate Related to Unconsolidated Entities and Other
      Gain on dispositions of real estate related to unconsolidated entities and other includes our share of gain related to dispositions of real estate within our unconsolidated real estate partnerships, gain on dispositions of land and other non-depreciable assets and costs related to asset disposal activities.
      For the year ended December 31, 2005, as compared to the year ended December 31, 2004, gain on dispositions of real estate related to unconsolidated entities and other decreased $52.8 million. For the year ended December 31, 2004, as compared to the year ended December 31, 2003, gain on dispositions of real estate related to unconsolidated entities and other increased $66.1 million. The change in both periods was principally due to a $34.6 million gain on the sale of a parcel of land located in Florida and a $17.4 million gain from the sale of one of our unconsolidated core properties, both of which occurred in 2004.
      Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.

Minority Interest in Consolidated Real Estate Partnerships
      Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. For the years ended December 31, 2005, 2004 and 2003, such minority interests had a favorable effect on our consolidated operating results.
      For the year ended December 31, 2005, as compared to the year ended December 31, 2004, the benefit from minority interest in consolidated real estate partnerships decreased $10.3 million. For the year ended December 31, 2004, as compared to the year ended December 31, 2003, the benefit from minority interest in consolidated real estate partnerships increased $16.6 million. The change in both periods was driven by property operating results. During 2005 as compared to 2004 our property operating results improved, thereby reducing the benefit from minority interest. When comparing 2004 to 2003 our property operating results declined, thereby increasing the benefit from minority interest.

Income from Discontinued Operations, Net
      For properties accounted for as held for sale, the results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented (see Note 2 of the consolidated financial statements in Item 8 for further policy information). The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairment losses on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.
      For the years ended December 31, 2005, 2004, and 2003, income from discontinued operations, net totaled $98.9 million, $213.5 million and $97.2 million, respectively, which includes a loss from operations of $2.0 million in 2005 and income from operations of $9.2 million and $21.4 million in 2004 and 2003, respectively. In 2005, the income from operations included the operating results of 91 properties and one partnership that were sold or classified as held for sale during 2005. In 2004 and 2003, the income from operations included the operating results of 145 properties and one partnership and 217 properties and one partnership, respectively, that were sold or classified as held for sale in 2003, 2004 and 2005. Due to varying number of properties and the timing of sales, the income from operations is not comparable year to year.
      During 2005, we sold 83 properties and one partnership, resulting in a net gain on sale of approximately $100.9 million (which is net of $4.5 million of related income taxes). Additionally, we recognized $3.8 million in impairment losses on assets sold or held for sale in 2005 and $14.9 million of net recoveries of deficit distributions to minority partners. During 2004, we sold 54 properties, resulting in a net gain on sale of approximately $233.4 million (which is net of $16.0 million of related income taxes). Additionally, we recognized $7.3 million in impairment losses on assets sold or held for sale in 2004 and $3.7 million of net recoveries of deficit distributions to minority partners. During 2003, we sold 72 properties, resulting in a net gain on sale of approximately $89.7 million (which is net of $12.1 million of related taxes). Additionally, we recognized $9.0 million in impairment losses on assets sold or held for sale in 2003 and $8.3 million of net recoveries of deficit distributions to minority partners.
      Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. See Note 14 of the consolidated financial statements in Item 8 for more details on discontinued operations.

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
      Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in market capitalization rates; and

•	the relative illiquidity of such investments.
      Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2005, we recorded impairment losses of $3.4 million related to properties to be held and used. For the years ended December 31, 2004 and 2003, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties.

Notes Receivable and Interest Income Recognition
      Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
      We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. For the year ended December 31, 2005, if we had not been able to complete certain transactions, our accretion income would have been lower by $2.5 million. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.

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
      During the years ended December 31, 2005 and 2004, we recorded $1.4 million and $1.8 million in net recovery of impairment losses on notes receivable. During the year ended December 31, 2003, we identified and recorded $2.2 million in net impairment losses on notes receivable. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs
      We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the regional operating center and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. See Note 2 — Capital Expenditures and Related Depreciation of the consolidated financial statements in Item 8 for further policy information.
      For the years ended December 31, 2005, 2004 and 2003, for continuing and discontinued operations, we capitalized $18.1 million, $9.5 million and $14.5 million of interest costs, respectively, and $53.3 million, $46.7 million and $45.4 million of site payroll and indirect costs, respectively.
Funds From Operations
      Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

      For the years ended December 31, 2005, 2004 and 2003, our FFO is calculated as follows (in thousands):

	2005	2004	2003

Net income (loss) attributable to common stockholders(1)	$(16,966)	$174,693	$65,292
Adjustments:
Depreciation and amortization(2)	412,075	340,536	308,080
Depreciation and amortization related to non-real estate assets	(17,700)	(18,349)	(20,370)
Depreciation of rental property related to minority partners’ interest(3)	(37,389)	(40,581)	(23,626)
Depreciation of rental property related to unconsolidated entities	20,661	22,360	25,817
Gain on dispositions of real estate related to unconsolidated entities and other	(16,489)	(69,241)	(3,178)
Gain on dispositions of non-depreciable assets	2,481	38,977	—
Deficit distributions to minority partners(4)	11,952	17,865	20,216
Cumulative effect of change in accounting principle	—	3,957	—
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest(3)	(105,417)	(249,376)	(101,849)
Depreciation of rental property, net of minority partners’ interest(3)	20,280	37,946	55,790
Recovery of deficit distributions to minority partners, net(4)	(14,941)	(3,722)	(8,273)
Income tax arising from disposals	4,481	16,015	12,134
Minority interest in Aimco Operating Partnership’s share of above adjustments	(28,381)	(10,289)	(29,910)
Preferred stock dividends	86,825	85,315	85,920
Redemption related preferred stock issuance costs	1,123	3,489	7,645

Funds From Operations	$322,595	$349,595	$393,688
Preferred stock dividends	(86,825)	(85,315)	(85,920)
Redemption related preferred stock issuance costs	(1,123)	(3,489)	(7,645)
Dividends/distributions on dilutive preferred securities	168	2,798	11,330
Interest expense on mandatorily redeemable convertible preferred securities	—	—	987

Funds From Operations attributable to common stockholders — diluted	$234,815	$263,589	$312,440

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents(5)	94,465	93,252	92,968
Dilutive preferred securities	74	1,106	3,639

Total	94,539	94,358	96,607

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP.

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
      At December 31, 2005, we had $161.7 million in cash and cash equivalents, an increase of $56.4 million from December 31, 2004, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance of the revolving credit facility (see Note 8 to the consolidated financial statements in Item 8). At December 31, 2005, we had $284.8 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8.

Operating Activities
      For the year ended December 31, 2005, our net cash provided by operating activities of $355.5 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $10.0 million compared with the year ended December 31, 2004, driven by changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily due to cash used to reduce current liabilities related to interest and real estate tax accruals, offset by decreases in accounts receivable related to improved collections, and decreases in prepaid expense and restricted cash balances.

Investing Activities
      For the year ended December 31, 2005, our net cash used in investing activities of $50.0 million primarily resulted from investments in our existing real estate assets through capital spending as well as the acquisition of Palazzo East at Park La Brea and five other properties (see Note 3 to the consolidated financial statements in Item 8 for further information on acquisitions), partially offset by proceeds received from sales of properties.
      Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2005, we sold 83 consolidated properties and 35 unconsolidated properties. These properties were sold for an aggregate sales price of $960.0 million, of which $764.0 million related to the consolidated properties. The sale of the consolidated properties generated proceeds totaling $718.4 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 118 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $331.8 million, of which $36.4 million related to the unconsolidated properties and was included in our distributions received from investments in unconsolidated real estate partnerships. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.
      We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2006 dispositions are expected to be $750 million to $950 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, redeem preferred securities and for other operating needs and corporate purposes.
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
      For the year ended December 31, 2005, we spent a total of $89.7 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the year ended December 31, 2005, we spent a total of $112.0 million, $23.9 million and $140.3 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

      The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the year ended December 31, 2005 on a per unit and total dollar basis (based on approximately 150,200 ownership equivalent units (excluding non-managed units) weighted for the portion of the period that we owned the property), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit

Capital Replacements Detail:
Building interiors	$14,453	$96
Includes: hot water heaters, kitchen/bath
Building exteriors	13,932	93
Includes: roofs, exterior painting, electrical, plumbing
Landscaping and grounds	7,509	50
Includes: parking lot improvements, pool improvements
Turnover related	38,047	253
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized site payroll and indirect costs	15,719	105

Our share of Capital Replacements	$89,660	$597

Capital Replacements:
Conventional	$83,197
Affordable	6,463

Our share of Capital Replacements	89,660

Capital Improvements:
Conventional	91,228
Affordable	20,736

Our share of Capital Improvements	111,964

Casualties:
Conventional	22,537
Affordable	1,380

Our share of casualties	23,917

Redevelopment:
Conventional	137,311
Affordable	3,021

Our share of redevelopment	140,332

Our share of capital expenditures	365,873

Plus minority partners’ share of consolidated spending	90,113
Less our share of unconsolidated spending	(12,104)

Total capital expenditures per Consolidated Statement of Cash Flows	$443,882

      Included in the above spending for CI, casualties and redevelopment, was approximately $33.2 million of our share of capitalized site payroll and indirect costs related to these activities for the year ended December 31, 2005.
      We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.

Financing Activities
      For the year ended December 31, 2005, net cash used in financing activities of $249.2 million primarily related to payments on our secured notes payable, payment of our dividends, and redemptions of the Class D Cumulative Preferred Stock and Trust Based Convertible Preferred Securities, which we refer to as TOPRS, partially offset by proceeds from borrowings.

Mortgage Debt
      At December 31, 2005 and 2004, we had $5.7 billion in consolidated mortgage debt outstanding, which included $33.7 million and $419.8 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the year ended December 31, 2005, we refinanced or closed mortgage loans on 68 consolidated properties generating $591.1 million of proceeds from borrowings with a weighted average interest rate of 5.02%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $254.1 million. In addition, we closed mortgage loans on 15 unconsolidated properties, with a weighted average interest rate of 4.95%. Our share of the net proceeds from these 15 mortgage loans totaled $26.4 million. We used our total net proceeds from all loans closed of $280.5 million for corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
      During the year ended December 31, 2005, we closed five mortgage loans totaling $130.3 million, with an initial weighted average interest rate of 3.27%, to finance our consolidated acquisitions.

Revolving Credit Facility and Term Loans
      We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. On June 16, 2005, we amended our Credit Agreement, to provide for $100.0 million in additional term loan borrowings. The additional term loan matures on November 2, 2009 and bears interest at a rate of either LIBOR plus 1.75% or a base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus 0.25%. The proceeds from the additional term loan were used to repay outstanding revolving loans.
      The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. The term loans mature on November 2, 2009 and the revolving loans mature on November 2, 2007. At December 31, 2005, the term loans had an outstanding principal balance of $400.0 million and a weighted average interest rate of 6.18% (based on LIBOR plus 2.00% for the original $300.0 million and LIBOR plus 1.75% for the additional $100.0 million). At December 31, 2005, the revolving loans had an outstanding principal balance of $217.0 million and a weighted average interest rate of 6.26% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving credit facility at December 31, 2005 was $208.3 million (after giving effect to $24.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes. For more information, see Note 8 of the consolidated financial statements in Item 8.

Equity Transactions
      During the year ended December 31, 2005, we redeemed all outstanding shares of Class D Cumulative Preferred Stock for $31.3 million in cash.
      As of December 31, 2005, under our shelf registration statement, which was declared effective in April 2004, we had available for issuance approximately $877 million of debt and equity securities and the Aimco Operating Partnership had available for issuance $500 million of debt securities. From time to time we may issue preferred securities in both public offerings and private placements to generate proceeds to be used to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.

      Our Board of Directors has, from time to time authorized us to repurchase shares of our outstanding capital stock. In April 2005, our Board of Directors replaced the existing authorization with a new authorization to repurchase up to a total of eight million shares of our Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. During 2005, we did not repurchase any shares of our Common Stock.
Contractual Obligations
      This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2005 (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	One Year	Years	Years	5 Years

Scheduled long-term debt maturities	$5,667,243	$541,445	$933,325	$599,105	$3,593,368
Secured credit facility and term loans	617,000	—	217,000	400,000	—
Long-term liabilities related to assets held for sale	33,676	1,261	2,816	3,271	26,328
Redevelopment and other construction commitments	99,591	96,704	2,887	—	—
Leases for space occupied	43,743	7,784	14,663	9,925	11,371
Development fee payments(1)	12,500	10,000	2,500	—	—

Total	$6,473,753	$657,194	$1,173,191	$1,012,301	$3,631,067

(1)	The development fee payments above were established in connection with the acquisition of Casden Properties, Inc. and our commitment as it relates to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.
      In addition, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Future Capital Needs
      In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, additional redevelopment projects and capital improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows.
      In 2006, we plan to invest between $150 and $200 million in conventional redevelopment projects that will impact approximately 70 properties with nearly 30,000 units. Additionally, in 2006 redevelopment expenditures on affordable properties will be approximately $80 million, predominantly funded by third-party tax credit equity, impacting 20 to 25 properties with more than 3,000 units.
Off-Balance Sheet Arrangements
      We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests range typically from less than 1% up to 50%. However, based on the provisions of the relevant partnership agreements, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes (see Note 2 of the consolidated financial statements in Item 8). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements. See Note 4 of the consolidated financial statements in Item 8 for additional information on our unconsolidated real estate partnerships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our primary market risk exposure relates to changes in interest rates. We are not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings.
      We had $2,010.6 million of floating rate debt outstanding at December 31, 2005 including debt classified within liabilities related to assets held for sale. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($726.1 million), floating rate secured notes ($667.5 million), revolving loans ($217.0 million), and term loans ($400.0 million). Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 68.0% of 30-day LIBOR. If this relationship continues, an increase in the 30-day LIBOR, of 1% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $17.8 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in the 30-day LIBOR would result in our income before minority interests being reduced by $8.9 million on an annual basis. Comparatively, if the 30-day LIBOR had increased by 1% in 2004, our income before minority interests would have been reduced by $6.0 million on an annual basis. The potential reduction of income before minority interests was greater in 2005 as compared to 2004 primarily due to higher floating rate balances resulting from additional borrowings, primarily related to the additional $100 million term loan, revolving loans and secured notes.
      We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of December 31, 2005 approximate their carrying values. The fair value for our fixed-rate debt agreements was estimated based on the market rate for debt with the same or similar terms. The combined carrying amount of our fixed-rate secured tax-exempt bonds and fixed-rate secured notes payable at December 31, 2005 was $4.3 billion compared to the estimated fair value of $4.4 billion (see Note 2 to the consolidated financial statements in Item 8). If market rates for our fixed-rate debt were higher by 1%, the estimated fair value of our fixed-rate debt would have decreased from $4.4 billion to $4.1 billion. If market rates for our fixed-rate debt were lower by 1%, the estimated fair value of our fixed-rate debt would have increased from $4.4 billion to $4.8 billion.

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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on their assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective.
      Our independent registered public accounting firm has issued an audit report on management’s assessment of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
      There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during fourth quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Apartment Investment and Management Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apartment Investment and Management Company (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Apartment Investment and Management Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apartment Investment and Management Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 6, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is presented under the captions “Board of Directors and Officers,” “Corporate Governance Matters — Code of Ethics” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item is presented under the captions “Corporate Governance Matters — Compensation of Directors,” “Corporate Governance Matters — Compensation and Human Resources Committee Interlocks and Insider Participation,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values,” “Employment Arrangements” and “Stock Price Performance Graph” in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.
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
      (a)(3) The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to Aimco’s Current Report on Form 8-K/ A, filed February 11, 1999, is incorporated herein by this reference)
10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

Exhibit No.	Description

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

Exhibit No.	Description

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.32	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)
10.34	Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35	Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.36	Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.37	Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.38	Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.39	Thirty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 30, 2004 (Exhibit 10.39 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.40	Thirty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 17, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by this reference)
10.41	Fortieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 18, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by this reference)
10.42	Forty-first Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 24, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)

Exhibit No.	Description

10.43	Forty-second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.44	Forty-third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.45	Forty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29,2004, is incorporated herein by this reference)
10.46	Forty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 18, 2005, is incorporated herein by this reference)
10.47	Forty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by this reference)
10.48	Forty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 31, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2005, is incorporated herein by this reference)
10.49	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/ Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.50	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/ Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.51	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.52	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.53	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.54	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.55	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.56	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.57	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

Exhibit No.	Description

10.58	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2006.

Apartment Investment and
Management Company

/s/ Terry Considine

Terry Considine
Chairman of the Board,
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Considine Terry Considine	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 8, 2006

/s/ Thomas M. Herzog Thomas M. Herzog	Executive Vice President and Chief Financial Officer (principal financial officer)	March 8, 2006

/s/ Robert Y. Walker, IV Robert Y. Walker, IV	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 8, 2006

/s/ James N. Bailey James N. Bailey	Director	March 8, 2006

/s/ Richard S. Ellwood Richard S. Ellwood	Director	March 8, 2006

/s/ J. Landis Martin J. Landis Martin	Director	March 8, 2006

/s/ Thomas L. Rhodes Thomas L. Rhodes	Director	March 8, 2006

/s/ Michael A. Stein Michael A. Stein	Director	March 8, 2006

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors Apartment Investment and Management Company
We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 6, 2006

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(In thousands, except share data)

	2005	2004

ASSETS
Real estate:
Land	$2,299,039	$2,090,737
Buildings and improvements	8,690,782	7,984,874

Total real estate	10,989,821	10,075,611
Less accumulated depreciation	(2,238,114)	(1,847,160)

Net real estate	8,751,707	8,228,451
Cash and cash equivalents	161,730	105,343
Restricted cash	284,834	289,135
Accounts receivable	57,479	75,044
Accounts receivable from affiliates	43,070	39,216
Deferred financing costs	67,498	68,175
Notes receivable from unconsolidated real estate partnerships	177,218	165,289
Notes receivable from non-affiliates	23,760	31,716
Investment in unconsolidated real estate partnerships	167,799	207,839
Other assets	216,863	243,317
Deferred income tax assets, net	9,835	—
Assets held for sale	54,958	618,716

Total assets	$10,016,751	$10,072,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured tax-exempt bond financing	$1,076,569	$1,101,225
Secured notes payable	4,590,674	4,133,887
Mandatorily redeemable preferred securities	—	15,019
Term loans	400,000	300,000
Credit facility	217,000	68,700

Total indebtedness	6,284,243	5,618,831

Accounts payable	34,381	34,663
Accrued liabilities and other	421,225	400,974
Deferred income	47,138	43,808
Security deposits	38,789	35,070
Deferred income tax liabilities, net	—	20,139
Liabilities related to assets held for sale	39,464	426,755

Total liabilities	6,865,240	6,580,240

Minority interest in consolidated real estate partnerships	217,679	211,804
Minority interest in Aimco Operating Partnership	217,729	272,037
Stockholders’ equity:
Preferred Stock, perpetual	860,250	891,500
Preferred Stock, convertible	150,000	150,000
Class A Common Stock, $.01 par value, 426,157,976 shares authorized, 95,732,200 and 94,853,696 shares issued and outstanding, at December 31, 2005 and 2004, respectively	957	949
Additional paid-in capital	3,105,961	3,070,073
Unearned restricted stock	(24,255)	(19,740)
Notes due on common stock purchases	(25,911)	(36,725)
Distributions in excess of earnings	(1,350,899)	(1,047,897)

Total stockholders’ equity	2,716,103	3,008,160

Total liabilities and stockholders’ equity	$10,016,751	$10,072,241

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

REVENUES:
Rental and other property revenues	$1,459,646	$1,308,815	$1,249,716
Property management revenues, primarily from affiliates	24,528	32,461	37,992
Activity fees and asset management revenues, primarily from affiliates	37,349	34,801	20,198

Total revenues	1,521,523	1,376,077	1,307,906

OPERATING EXPENSES:
Property operating expenses	705,505	632,512	553,482
Property management expenses	7,292	9,789	8,419
Activity and asset management expenses	10,606	11,802	8,367
Depreciation and amortization	412,075	340,536	308,080
General and administrative expenses	92,918	77,501	48,357
Other expenses (income), net	(6,314)	1,870	(6,952)

Total operating expenses	1,222,082	1,074,010	919,753

Operating income	299,441	302,067	388,153
Interest income	31,451	32,310	24,679
Recovery of (provision for) losses on notes receivable	1,365	1,765	(2,183)
Interest expense	(367,860)	(342,059)	(317,260)
Deficit distributions to minority partners	(11,952)	(17,865)	(20,216)
Equity in losses of unconsolidated real estate partnerships	(3,139)	(1,768)	(6,428)
Impairment losses related to real estate partnerships	(6,120)	(3,426)	(4,122)
Gain on dispositions of real estate related to unconsolidated entities and other	16,489	69,241	3,178

Income (loss) before minority interests, discontinued operations and cumulative effect of change in accounting principle	(40,325)	40,265	65,801
Minority interests:
Minority interest in consolidated real estate partnerships	6,581	16,922	286
Minority interest in Aimco Operating Partnership, preferred	(7,226)	(7,858)	(9,312)
Minority interest in Aimco Operating Partnership, common	13,073	4,646	4,893

Total minority interests	12,428	13,710	(4,133)

Income (loss) from continuing operations	(27,897)	53,975	61,668
Income from discontinued operations, net	98,879	213,479	97,189

Income before cumulative effect of change in accounting principle	70,982	267,454	158,857
Cumulative effect of change in accounting principle	—	(3,957)	—

Net income	70,982	263,497	158,857
Net income attributable to preferred stockholders	87,948	88,804	93,565

Net income (loss) attributable to common stockholders	$(16,966)	$174,693	$65,292

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(1.23)	$(0.37)	$(0.34)
Income from discontinued operations	1.05	2.29	1.04
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(1.23)	$(0.37)	$(0.34)
Income from discontinued operations	1.05	2.29	1.04
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70

Weighted average common shares outstanding	93,894	93,118	92,850

Weighted average common shares and equivalents outstanding	93,894	93,118	92,850

Dividends declared per common share	$3.00	$2.40	$2.84

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003 (In thousands)

			Class A				Notes
	Preferred Stock		Common Stock				Due on	Distri-
					Additional	Unearned	Common	butions in
	Shares		Shares		Paid-In	Restricted	Stock	Excess of
	Issued	Amount	Issued	Amount	Capital	Stock	Purchases	Earnings	Total

BALANCE DECEMBER 31, 2002	35,725	$945,012	93,770	$938	$3,050,057	$(7,079)	$(48,964)	$(776,577)	$3,163,387
Net proceeds from issuances of Preferred Stock	6,000	150,000	—	—	(5,192)	—	—	—	144,808
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	338	3	12,032	—	—	—	12,035
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	22	—	884	—	—	—	884
Redemption of Preferred Stock	(9,600)	(239,770)	—	—	7,645	—	—	(7,645)	(239,770)
Class A Common Stock received under Casden indemnification agreement and other activity	—	—	(585)	(6)	(25,520)	—	—	—	(25,526)
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	1	—	50	—	—	—	50
Repayment of notes receivable from officers	—	—	—	—	—	—	10,518	—	10,518
Purchase of stock by officers and awards of restricted stock, net of forfeitures	—	—	265	3	9,968	(7,781)	(1,600)	—	590
Stock options exercised	—	—	72	1	2,343	—	—	—	2,344
Amortization of stock option fair value and unearned restricted stock	—	—	—	—	892	4,088	—	—	4,980
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	4	—	153	—	—	—	153
Net income	—	—	—	—	—	—	—	158,857	158,857
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(285,054)	(285,054)
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(87,599)	(87,599)

BALANCE DECEMBER 31, 2003	32,125	855,242	93,887	939	3,053,312	(10,772)	(40,046)	(998,018)	2,860,657
Net proceeds from issuances/exchanges of Preferred Stock	18,805	372,500	—	—	(12,828)	—	—	—	359,672
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	735	7	23,315	—	—	—	23,322
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	8	—	259	—	—	—	259
Conversion of mandatorily redeemable convertible preferred securities to Class A Common Stock	—	—	2	—	100	—	—	—	100
Repurchase of Class A Common Stock	—	—	(397)	(4)	(12,594)	—	—	—	(12,598)
Redemption/exchange of Preferred Stock	(11,355)	(186,242)	—	—	3,638	—	—	(3,489)	(186,093)
Repayment of notes receivable from officers	—	—	—	—	—	—	4,639	—	4,639
Casden note receivable and legal settlement fair value contingent consideration adjustment	—	—	—	—	(4,848)	—	—	—	(4,848)
Purchase of stock by officers and awards of restricted and unrestricted stock, net of forfeitures	—	—	550	6	16,234	(13,871)	(1,318)	—	1,051
Stock options exercised	—	—	69	1	1,882	—	—	—	1,883
Amortization of stock option fair value and unearned restricted stock	—	—	—	—	1,603	4,903	—	—	6,506
Net income	—	—	—	—	—	—	—	263,497	263,497
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(225,903)	(225,903)
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(83,984)	(83,984)

BALANCE DECEMBER 31, 2004	39,575	1,041,500	94,854	949	3,070,073	(19,740)	(36,725)	(1,047,897)	3,008,160
Conversion of Aimco Operating Partnership units to Class A Common Stock	—	—	425	4	16,849	—	—	—	16,853
Conversion of Preferred Operating Partnership units to Class A Common Stock	—	—	1	—	41	—	—	—	41
Preferred Stock issuance costs	—	—	—	—	(409)	—	—	—	(409)
Redemption of Preferred Stock	(1,250)	(31,250)	—	—	1,123	—	—	(1,123)	(31,250)
Repayment of notes receivable from officers	—	—	—	—	—	—	12,255	—	12,255
Purchase of stock by officers and awards of restricted and unrestricted stock, net of forfeitures and other	—	—	379	4	14,874	(12,655)	(1,441)	—	782
Stock options exercised	—	—	65	—	2,315	—	—	—	2,315
Purchase of Oxford warrants	—	—	—	—	(1,050)	—	—	—	(1,050)
Class A Common Stock issued as consideration for acquisition of interest in real estate	—	—	8	—	310	—	—	—	310
Amortization of stock option fair value and unearned restricted stock	—	—	—	—	1,835	8,140	—	—	9,975
Net income	—	—	—	—	—	—	—	70,982	70,982
Dividends paid — Class A Common Stock	—	—	—	—	—	—	—	(226,815)	(226,815)
Dividends declared — Class A Common Stock	—	—	—	—	—	—	—	(57,439)	(57,439)
Dividends paid — Preferred Stock	—	—	—	—	—	—	—	(86,582)	(86,582)
Dividends declared — Preferred Stock	—	—	—	—	—	—	—	(2,025)	(2,025)

BALANCE DECEMBER 31, 2005	38,325	$1,010,250	95,732	$957	$3,105,961	$(24,255)	$(25,911)	$(1,350,899)	$2,716,103

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,982	$263,497	$158,857

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,075	340,536	308,080
Deficit distributions to minority partners, net	11,952	17,865	20,216
Equity in losses of unconsolidated real estate partnerships	3,139	1,768	6,428
Gain on dispositions of real estate related to unconsolidated entities and other	(16,489)	(69,241)	(3,178)
Impairment losses related to real estate partnerships	6,120	3,426	4,122
Deferred income tax provision (benefit)	(19,146)	706	(11,215)
Cumulative effect of change in accounting principle	—	3,957	—
Minority interest in Aimco Operating Partnership	(5,847)	3,212	4,419
Minority interest in consolidated real estate partnerships	(6,581)	(16,922)	(286)
Stock-based compensation expense	9,975	6,506	4,980
Amortization of deferred loan costs and other	1,700	5,484	(5,002)
Discontinued operations:
Depreciation and amortization	22,789	42,194	65,135
Recovery of deficit distributions to minority partners	(14,941)	(3,722)	(8,273)
Gain on dispositions of real estate, net of minority partners’ interest	(105,417)	(249,376)	(101,849)
Impairment losses on real estate assets sold or held for sale	3,836	7,289	8,991
Minority interest in consolidated real estate partnerships	(1,499)	102	2,638
Minority interest in Aimco Operating Partnership	11,159	25,512	13,248
Changes in operating assets and operating liabilities:
Accounts receivable	11,450	(2,067)	5,763
Other assets	17,542	(11,406)	5,630
Accounts payable, accrued liabilities and other	(57,250)	(3,797)	(14,825)

Total adjustments	284,567	102,026	305,022

Net cash provided by operating activities	355,549	365,523	463,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(243,996)	(280,002)	(126,046)
Capital expenditures	(443,882)	(301,937)	(245,528)
Proceeds from dispositions of real estate	718,434	971,568	697,642
Change in funds held in escrow from tax-free exchanges	(4,571)	5,489	(21,643)
Purchases of non-real estate related corporate assets	(14,405)	(28,270)	(23,621)
Proceeds from sale of investments and other assets	4,629	—	6,730
Cash from newly consolidated properties	4,186	14,765	5,835
Purchases of general and limited partnership interests and other assets	(111,372)	(104,441)	(51,356)
Originations of notes receivable from unconsolidated real estate partnerships	(38,336)	(76,157)	(71,969)
Proceeds from repayment of notes receivable	28,556	79,599	60,576
Cash paid in connection with merger/acquisition related costs	(6,910)	(15,861)	(16,383)
Distributions received from investments in unconsolidated real estate partnerships	57,706	72,160	64,046

Net cash (used in) provided by investing activities	(49,961)	336,913	278,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	721,414	501,611	445,793
Principal repayments on secured notes payable	(735,816)	(728,084)	(755,786)
Proceeds from tax-exempt bond financing	—	69,471	14,505
Principal repayments on tax-exempt bond financing	(78,648)	(188,577)	(77,793)
Net borrowings (paydowns) on term loans and revolving credit facility	248,300	(66,687)	29,376
Proceeds from other borrowings	—	38,871	—
Payment of loan costs	(11,242)	(17,576)	(19,516)
Proceeds from issuance (redemption) of mandatorily redeemable preferred securities	(15,019)	(98,875)	97,250
Contributions from minority interest	34,990	44,292	100,684
Payment of distributions to minority interest	(78,739)	(119,056)	(107,964)
Proceeds from issuance of Class A Common Stock, High Performance Units and exercise of options/warrants and other	2,454	3,164	4,552
Proceeds from issuance of preferred stock, net	—	359,672	144,808
Redemptions of preferred stock	(31,250)	(186,093)	(239,770)
Principal repayments received on notes due on Class A Common Stock purchases	12,255	4,639	10,518
Repurchase of Class A Common Stock, redemption of OP Units and warrant purchase	(4,503)	(18,410)	(1,287)
Payment of Class A Common Stock dividends	(226,815)	(225,903)	(285,054)
Payment of preferred stock dividends	(86,582)	(83,984)	(87,599)

Net cash used in financing activities	(249,201)	(711,525)	(727,283)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,387	(9,089)	14,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105,343	114,432	99,553

CASH AND CASH EQUIVALENTS AT END OF YEAR	$161,730	$105,343	$114,432

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$399,511	$372,703	$372,815
Dividends declared	65,679	—	—
Non Cash Transactions Associated with the Acquisition of Real Estate and Interests in Unconsolidated Real Estate Partnerships:
Secured debt assumed in connection with purchase of real estate	38,740	83,114	45,009
Issuance of OP Units for interests in unconsolidated real estate partnerships and acquisitions of real estate	125	2,609	841
Non Cash Transactions Associated with Merger:
Real estate	—	—	(63,535)
Investments in and notes receivable, primarily from unconsolidated real estate partnerships	—	—	(2,163)
Restricted cash	—	—	11,979
Other assets	—	—	3,349
Accounts payable, accrued and other liabilities	—	—	49,770
Deferred income tax payable, net	—	—	600
Non Cash Transactions Associated with Consolidation of Real Estate Partnerships:
Real estate, net	201,492	231,932	152,248
Investments in and notes receivable primarily from affiliated entities	(72,341)	(40,178)	(52,478)
Restricted cash and other assets	16,942	47,744	9,972
Secured debt	112,521	204,243	101,962
Accounts payable, accrued and other liabilities	17,326	21,394	7,030
Minority interest in consolidated real estate partnerships	6,834	29,439	6,585
Other:
Conversion of Common OP Units for Class A Common Stock	16,853	23,322	12,035
Conversion of Preferred OP Units for Class A Common Stock	41	259	884
Origination of notes receivable from officers for Class A Common Stock purchases	1,441	1,528	1,600
Exchanges of preferred stock	—	150,000	—
Tenders payable for purchase of limited partner interests	950	2,799	10,037
See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Note 1 — Organization
      Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2005, we owned or managed a real estate portfolio of 1,370 apartment properties containing 240,484 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2005, we were the largest REIT owner and operator of apartment properties in the United States.
      As of December 31, 2005, we:

•	owned an equity interest in and consolidated 158,548 units in 619 properties (which we refer to as “consolidated”), of which 157,638 units were also managed by us;

•	owned an equity interest in and did not consolidate 35,269 units in 264 properties (which we refer to as “unconsolidated”), of which 29,182 units were also managed by us; and

•	provided services or managed, for third-party owners, 46,667 units in 487 properties, primarily pursuant to long-term agreements (including 41,421 units in 435 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
      Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2005, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco’s Class A Common Stock at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Aimco Class A Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. During 2005, 2004 and 2003, the weighted average ownership interest in the Aimco Operating Partnership held by the common OP Unit holders was 10%, 10%, and 11%, respectively. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At December 31, 2005, 95,732,200 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,339,262 common OP Units and equivalents outstanding for a combined total of 106,071,462 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
      Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated entities. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.
      FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, addresses the consolidation by business enterprises of variable interest entities. As a result of the adoption of FIN 46, as of March 31, 2004, we consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
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
      As of December 31, 2005, we were the primary beneficiary of, and therefore consolidated, 46 VIEs, which owned 40 apartment properties with 5,816 units. Real estate with a carrying value of $378.2 million collateralized the debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2005, we also held variable interests in 107 VIEs for which we were not the primary beneficiary. Those 107 VIEs consist primarily of partnerships, in which we acquired an interest prior to the adoption of FIN 46, that are engaged, directly or indirectly, in the ownership and management of 112 apartment properties with 10,812 units. We are involved with those VIEs as a non-controlling equity holder, lender, management agent, or through other contractual relationships. Our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $30.8 million at December 31, 2005. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.
      Generally, we consolidate real estate partnerships and other entities that are not VIEs when we own, directly or indirectly, a majority voting interest in the entity. In June 2005, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights. EITF 04-5 was effective after June 29, 2005 for general partners of (a) all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. We consolidated four limited partnerships in the fourth quarter of 2005 based on EITF 04-5 requirements. The consolidation of these partnerships had an immaterial effect on our consolidated financial statements. As discussed in Note 19, we are required to apply EITF 04-5 to all existing limited partnerships and similar entities where we are the general partner as of January 1, 2006.

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
      Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a composite life of 14 to 52 years, based on the age, condition and other physical characteristics of the property. As discussed under Impairment of Long Lived Assets below, we may adjust depreciation of properties that are expected to be disposed of prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired properties are depreciated over five years.

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
      Effective July 1, 2005, we refined the estimated useful lives for the capitalized site payroll and indirect costs that were recorded separately from other costs of the related capital projects. All capitalized site payroll and indirect costs incurred after June 30, 2005 are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects. This change in estimate is also being applied prospectively to the June 30, 2005 carrying amounts, net of accumulated depreciation, of previously incurred site payroll and indirect costs. Those amounts, based on the periods the costs were incurred, were allocated among capital projects that were completed in the corresponding periods in proportion to the original direct costs of such projects and are being depreciated over the remaining useful lives of the projects. We anticipate that these refinements will result in generally higher depreciation expense in foreseeable future accounting periods. For the year ended December 31, 2005, these changes in estimated useful lives resulted in decreased net income of approximately $4.6 million, and resulted in a decrease in basic and diluted earnings per share of $0.05.
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
      For the years ended December 31, 2005, 2004 and 2003, for continuing and discontinued operations, we capitalized $18.1 million, $9.5 million and $14.5 million of interest costs, respectively, and $53.3 million, $46.7 million and $45.4 million of site payroll and indirect costs, respectively.

Asset Retirement Obligations
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. FIN 47 clarifies the accounting for legal obligations to perform asset retirement activity in which the timing and/or method of settlement are conditional on future events. FIN 47 requires the fair value of such conditional asset retirement obligations to be recorded as incurred, if the fair value of the liability can be reasonably estimated. We have determined that FIN 47 applies to certain obligations that we have based on laws that require property owners to remove or remediate hazardous substances in certain circumstances. We adopted the provisions of FIN 47 as of December 31, 2005 and determined that asset retirement obligations that are required to be recognized under FIN 47 are immaterial to our financial condition and results of operations. See Note 9 for further discussion of asset retirement obligations.

Impairment of Long-Lived Assets
      We apply the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, to determine whether our real estate and other long-

lived assets are impaired. Such assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2005, we recorded impairment losses of $3.4 million related to properties to be held and used. For the years ended December 31, 2004 and 2003, we determined that the carrying amounts of our properties to be held and used were recoverable and, therefore, we did not record any impairment losses related to such properties.
      Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded in accordance with SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. These depreciation adjustments decreased net income by $31.9 million and $6.4 million, and resulted in a decrease in basic and diluted earnings per share of $0.34 and $0.07, for the years ended December 31, 2005 and 2004, respectively.

Cash Equivalents
      We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash
      Restricted cash includes capital replacement reserves, tax-free exchange funds, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $2.3 million and $2.4 million as of December 31, 2005 and 2004, respectively.
      We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $4.2 million and $4.5 million as of December 31, 2005 and 2004, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
      Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $4.7 million and $4.4 million as of December 31, 2005 and 2004, respectively.

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

Advertising Costs
      We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2005, 2004 and 2003, for both continuing and discontinued operations, total advertising expense was $36.1 million, $33.1 million and $28.7 million, respectively.

Notes Receivable from Unconsolidated Real Estate Partnerships and Related Interest Income and Provision for Losses
      Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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

Investments in Unconsolidated Real Estate Partnerships
      We own general and limited partner interests in real estate partnerships that own apartment properties. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships, except for our share of impairments and property disposition gains related to such entities, which we report separately in the consolidated statements of income. Certain investments in real estate partnerships that were acquired in business combinations were determined to have insignificant value at the acquisition date and are accounted for under the cost method. Any distributions received from such partnerships are recognized as income when received.

Intangible Assets
      At December 31, 2005 and 2004, other assets included goodwill of $81.9 million and $88.1 million, respectively, associated with our real estate segment. We account for goodwill and other intangible assets in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 does not permit amortization of goodwill and other intangible assets with indefinite lives, but requires an annual impairment test of such assets. The impairment test compares the fair value of reporting units with their carrying amounts, including goodwill. Based on the application of the goodwill impairment test set forth in SFAS 142, we determined that our goodwill was not impaired in 2005, 2004 or 2003. As discussed in Note 10, we reduced goodwill by $6.2 million in 2005 in connection with the recognition of deferred income tax assets that were acquired in connection with business combinations in prior years.
      Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to twenty years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.

Capitalized Software Costs
      Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2005, 2004 and 2003, we capitalized software development costs totaling $9.9 million, $18.1 million and $18.9 million, respectively. During 2005 and 2004, we wrote off $0.5 million and $1.1 million of software development costs. At December 31, 2005 and 2004, other assets included $40.2 million and $43.4 million of net capitalized software, respectively.

Minority Interest in Consolidated Real Estate Partnerships
      We report unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate the minority partners’ share of partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when the minority partners’ share of partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2005, 2004, and 2003, we recorded charges for partnership losses resulting from depreciation of approximately $9.5 million, $5.2 million, and $1.5 million, respectively, that were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.
      Minority interest in consolidated real estate partnerships consists primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of minority interests. The aggregate carrying value of minority interests in consolidated real estate partnerships is approximately $217.7 million at Decem-

ber 31, 2005. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life minority interests, the number of properties in which there is direct or indirect minority ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the minority interests in an assumed liquidation at December 31, 2005. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our minority interests exceeds their aggregate carrying value. As a result of our ability to control real estate sales and other events that require payment of minority interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related minority interests, we anticipate that the eventual liquidation of these minority interests will not have an adverse impact on our financial condition.

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
      For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for our options granted over the last three years was estimated at the date of grant using a Black-Scholes valuation model. The estimated fair value of our stock options and underlying assumptions are as follows:

	2005	2004	2003

Weighted average fair value of options granted during the year	$3.57	$2.24	$2.26

Assumptions:
Risk free interest rate	4.1%	3.5%	3.5%
Expected dividend yield	6.31%	7.5%	9.0%
Volatility factor of the expected market price of our Common Stock	0.190	0.191	0.195
Weighted average expected life of options	5.0 years	5.0 years	5.0 years
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
      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	2005	2004	2003

Net income (loss) attributable to common stockholders, as reported	$(16,966)	$174,693	$65,292
Add: Stock-based employee compensation expense included in reported net income:
Restricted stock awards	8,140	4,903	4,088
Stock options	1,835	1,603	892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(8,140)	(4,903)	(4,088)
Stock options	(3,422)	(4,289)	(4,744)
Add: Additional minority interest in Aimco Operating Partnership	161	276	435

Pro forma net income (loss) attributable to common stockholders	$(18,392)	$172,283	$61,875

Basic earnings (loss) per common share:
Reported	$(0.18)	$1.88	$0.70
Pro forma	$(0.20)	$1.85	$0.67
Diluted earnings (loss) per common share:
Reported	$(0.18)	$1.88	$0.70
Pro forma	$(0.20)	$1.85	$0.67
      The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic and diluted earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings. As discussed in Note 19, we will change our method of accounting for share-based compensation in 2006.

Discontinued Operations
      In accordance with SFAS 144, we classify certain properties and related liabilities as held for sale (see Note 14). The operating results of such properties are presented in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized.

Derivative Financial Instruments
      We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable-rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair values of these instruments are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense. In 2005, we entered into a natural gas commodity swap agreement to limit our exposure to increases in the price of natural gas purchases for certain properties. These instruments are not material to our financial position and results of operations.

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

Income Taxes
      We have elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to United States Federal income taxes at the corporate level on our net income that is distributed to our stockholders if we distribute at least 90% of our REIT taxable income to our stockholders. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to “throw back” dividends from the subsequent tax year in order to avoid current taxation on undistributed income. Throwing back of dividends can result in excise taxes. REITs are also subject to a number of other organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that was property held for sale to customers in the ordinary course.
      Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use the TRS format to facilitate our ability to offer certain services and activities to our residents, which services and activities are not generally considered to be qualifying REIT activities.
      For our taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized.

Earnings per Share
      We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period (see Note 15).

Fair Value of Financial Instruments
      The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2005 approximates their carrying value due to their relatively short-term nature. We further believe that the fair value of our variable rate secured tax-exempt bond debt and secured long-term debt also approximate their carrying value. For notes receivable, fixed rate secured tax-exempt bond debt and secured long-term debt, fair values have been based on estimates using present value techniques. Present value calculations vary significantly depending on the assumptions used, including the discount rate and estimates of future cash flows. We estimate fair value for our fixed rate debt agreements based on the market rate for debt with the same or similar terms. In many cases, the fair value estimates may not be realized in immediate settlement of the instruments. The estimated combined fair value of our notes receivable at December 31, 2005 and December 31, 2004, was approximately $211 million and $201 million, respectively. See Note 5 for further details on notes receivable. The estimated combined fair value of our secured tax-exempt bonds and secured notes payable, including amounts within liabilities related to assets held for sale, at December 31, 2005 and December 31, 2004, was approximately $5.8 billion and $5.9 billion, respectively. The combined carrying value of our secured tax-exempt bonds and secured notes payable, including amounts within liabilities related to assets held for sale, at both December 31, 2005 and December 31, 2004, was approximately $5.7 billion. See Note 6 for further details on secured tax-exempt bonds and secured notes payable.

Concentration of Credit Risk
      Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the large number of partnerships comprising our partnership base, and the geographic diversity of the underlying properties.

Use of Estimates
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications
      Certain items included in the 2004 and 2003 financial statements amounts have been reclassified to conform to the 2005 presentation.
Note 3 — Acquisitions

Real Estate Acquisitions
      During 2005, we completed acquisitions of six properties (including Palazzo East at Park La Brea), containing approximately 1,006 residential units and six retail spaces for an aggregate purchase price of approximately $283.6 million, including transaction costs. Of the six properties acquired, four are located in the New York City area, one in Los Angeles, and one in New Jersey. The purchases were funded with cash, new debt and the assumption of existing debt.
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

Acquisitions of Partnership Interests
      During 2005 and 2004, we acquired limited partnership interests in 84 partnerships and 147 partnerships, respectively, in which our affiliates served as general partner. In connection with such acquisitions in both consolidated and unconsolidated real estate partnerships, during 2005 we paid approximately $56.0 million, including transaction costs, of which $55.6 million was in cash and the remainder in OP Units, and during 2004 we paid approximately $50.0 million, including transaction costs, of which $47.8 million was in cash and the remainder in OP Units. The 2005 and 2004 amounts were approximately $60.6 million and $89.2 million, respectively, in excess of the carrying amount of minority interest in such limited partnerships, which excess we generally assigned to real estate.
Note 4 — Investments in Unconsolidated Real Estate Partnerships
      We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 264, 330 and 441 properties at December 31, 2005, 2004 and 2003, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%.
      The following table provides selected combined financial information for unconsolidated real estate partnerships as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Real estate, net of accumulated depreciation	$763,219	$1,004,501	$1,441,739
Total assets	954,970	1,255,434	1,809,990
Secured and other notes payable	932,454	1,146,141	1,704,963
Total liabilities	1,248,450	1,545,250	2,256,370
Partners’ deficit	(293,480)	(289,816)	(446,380)
Rental and other property revenues	311,429	320,687	538,759
Property operating expenses	(177,970)	(201,248)	(328,759)
Depreciation expense	(63,056)	(72,577)	(110,978)
Interest expense	(84,252)	(99,120)	(157,513)
Gain on sale	106,465	100,669	85,718
Net income	82,123	50,778	40,782
      The decrease in the amounts in the above table from year to year was primarily due to dispositions of real estate owned by the unconsolidated real estate partnerships and our purchase of additional interests in, and resulting consolidation of, various partnerships previously accounted for under the equity method.
      As a result of our acquisition of interests in unconsolidated real estate partnerships, the investment in these partnerships at December 31, 2005 and 2004 of $167.8 million and $207.8 million, respectively, is approximately $236.0 million and $272.3 million, respectively, in excess of our share of the underlying historical partners’ deficit of the partnerships. The excess of the cost of the investments acquired over the equity in the underlying historical partners’ deficit is primarily ascribed to the fair values of land and buildings owned by the unconsolidated real estate partnerships. We amortize the excess basis related to the buildings over the estimated useful lives of the buildings. Such amortization is recorded as a component of equity in losses of unconsolidated real estate partnerships.
Note 5 — Notes Receivable
      The following table summarizes our notes receivable at December 31, 2005 and 2004 (in thousands):

	2005			2004

	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total

Par value notes	$89,658	$22,681	$112,339	$81,217	$31,217	$112,434
Discounted notes	92,451	1,079	93,530	91,221	499	91,720
Allowance for loan losses	(4,891)	—	(4,891)	(7,149)	—	(7,149)

Total notes receivable	$177,218	$23,760	$200,978	$165,289	$31,716	$197,005

Face value of discounted notes	$130,342	$—	$130,342	$132,654	$1,249	$133,903
      Included in notes receivable from unconsolidated real estate partnerships at December 31, 2005 and 2004, are $28.8 million and $31.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 6.0% and 12.0% and averaging 10.3%.

      Included in the notes receivable from non-affiliates at December 31, 2005 and 2004, are $6.4 million and $9.1 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 7.3% and averaging 6.1%.
      Additionally, included in notes receivable from non-affiliates at December 31, 2005 and 2004 are notes receivable from Alan I. Casden for an aggregate of $2.5 million and $9.4 million, respectively. The notes were part of the settlement of litigation involving NAPICO that was underway prior to the March 2002 acquisition of Casden Properties, Inc. (which we refer to as the Casden Transactions) in which we acquired NAPICO. The notes were secured by certain shares of Common Stock and certain cash settlement proceeds. In 2004, we entered into an agreement with respect to certain proceeds to be received by Alan I. Casden and his right to deliver Common Stock at an agreed-upon value of $47 per share in satisfaction of the Notes. Pursuant to this agreement, in 2004 we received $20 million in cash as payment in full on three notes due in 2004, 2005 and 2006. In 2005, we received cash payments of $7.0 million in satisfaction of the note due in 2007 and in partial satisfaction of the note due in 2008. In 2006, we will receive a final payment of $2.5 million in satisfaction of the note due in 2008. This transaction resolved a contingency based on the price of our Common Stock related to the Casden Transactions. In accordance with SFAS 141, in 2004 we recorded a $4.8 million charge to additional paid-in capital, representing the difference between the $29.1 million fair value of the consideration to be paid pursuant to the settlement and the $33.9 million book value of the notes.
      Interest income from total non-impaired par value and certain discounted notes for the years ended December 31, 2005, 2004 and 2003 totaled $19.2 million, $20.5 million and $15.5 million, respectively. For the years ended December 31, 2005, 2004, and 2003, we recognized accretion income on certain discounted notes of approximately $2.5 million, $6.3 million and $3.3 million, respectively.
      The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2005 and 2004, is as follows (in thousands):

	2005	2004

Balance at beginning of year	$(7,149)	$(10,122)
Additional provisions for losses on notes receivable	(577)	(2,061)
Recoveries of losses on notes receivable	1,942	3,826
Net reductions due to consolidation of real estate partnerships and property dispositions	893	1,208

Balance at end of year	$(4,891)	$(7,149)

      During the years ended December 31, 2005 and 2004, we determined that an allowance for loan losses of $2.4 million and $3.7 million, respectively, was required on certain of our par value notes that had carrying values of $6.5 million and $17.1 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2005 and 2004 was $6.7 million and $11.8 million, respectively. The remaining $105.8 million in par value notes receivable at December 31, 2005 is estimated to be collectible and, therefore, interest income on these par value notes is recognized as it is earned.
      As of December 31, 2005 and 2004, we determined that an allowance for loan losses of $2.5 million and $3.4 million, respectively, was required on certain of our discounted notes that had carrying values of $5.0 million and $6.0 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2005 and 2004 was $5.0 million and $5.9 million, respectively.

Note 6 — Secured Tax-Exempt Bond Financings and Secured Notes Payable
      The following table summarizes our secured tax-exempt bond financings at December 31, 2005 and 2004, the majority of which is non-recourse to us (in thousands):

	Weighted Average	Principal Outstanding
	Interest Rate
	2005	2005	2004

Fixed rate secured tax-exempt bonds payable	5.67%	$350,519	$369,410
Variable rate secured tax-exempt bonds payable	3.56	726,050	731,815

Total		$1,076,569	$1,101,225

      Fixed rate secured tax-exempt bonds payable mature at various dates through October 2045. Variable rate secured tax-exempt bonds payable mature at various dates through June 2034. Principal and interest on these bonds are generally payable in semi-annual installments or in monthly interest-only payments with balloon payments due at maturity. Certain of our tax-exempt bonds at December 31, 2005 are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2005, our secured tax-exempt bond financings were secured by 81 properties with a combined net book value of $1,661.0 million.
      The following table summarizes our secured notes payable at December 31, 2005 and 2004, the majority of which are non-recourse to us (in thousands):

	Weighted Average	Principal Outstanding
	Interest Rate
	2005	2005	2004

Conventional fixed rate secured notes payable	6.62%	$3,923,178	$3,730,973
Conventional variable rate secured notes payable	5.10	564,708	335,544
Secured notes credit facility	5.08	102,788	67,370

Total		$4,590,674	$4,133,887

      Fixed rate secured notes payable mature at various dates through August 2053. Variable rate secured notes payable mature at various dates through August 2011. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2005, our secured notes payable were secured by 515 properties with a combined net book value of $7,012.2 million.
      We have a secured revolving credit facility that provides for borrowings of up to $250 million primarily to be used for financing properties that we generally intend to hold for the intermediate term, as well as properties that are designated for redevelopment. In addition to the amounts in the above table, there were approximately $4 million and $10 million of notes that were provided through this facility that are obligations of unconsolidated real estate partnerships and not included within secured notes payable at December 31, 2005 and 2004, respectively. The interest rate on the notes provided through this facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. Each such loan under this facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. This facility matures in September 2007, but can be terminated and repaid in full without penalty.
      Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2005, we were in material compliance with all financial covenants pertaining to our consolidated debt instruments.

      As of December 31, 2005, the scheduled principal amortization and maturity payments for our secured tax-exempt bonds and secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total

2006	$131,907	$409,538	$541,445
2007	137,659	275,002	412,661
2008	142,996	377,668	520,664
2009	148,938	113,265	262,203
2010	153,173	183,729	336,902
Thereafter			3,593,368

			$5,667,243

Note 7 — Mandatorily Redeemable Preferred Securities
      In connection with the Insignia merger in 1998, we assumed the obligations under Trust Based Convertible Preferred Securities, which we refer to as TOPRS, with an aggregate liquidation amount of $149.5 million. Prior to 2005, approximately $134.5 million of these securities were converted, resulting in $15.0 million remaining as of December 31, 2004, which also represented the redemption value. On January 11, 2005, we redeemed for cash all outstanding TOPRS for a total redemption price of $50 per security, or $15.0 million, plus any accrued and unpaid distributions through the redemption date. For the years ended December 31, 2005, 2004 and 2003, $30,000, $1.0 million and $1.0 million, respectively, of distributions have been recorded in interest expense.
Note 8 — Term Loans and Credit Facility
      On November 2, 2004, we entered into an Amended and Restated Senior Secured Credit Agreement, which we refer to as the Credit Agreement, with a syndicate of financial institutions. In addition to Aimco, the Aimco Operating Partnership and an Aimco subsidiary are also borrowers under the Credit Agreement. The Credit Agreement replaced our previous two separate credit agreements.
      The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period or such amount as may be necessary to maintain our REIT status. The Credit Agreement also permits us to repurchase our Common Stock using up to 80% of sales proceeds in any trailing four-quarter period.
      The original aggregate commitment under the Credit Agreement was $750 million, comprised of $450 million of revolving loan commitments and a $300 million term loan tranche. The revolving loans bear interest at a rate equal to (i) the LIBOR rate plus a margin that can range from 1.50% to 2.00% (for LIBOR loans) or (ii) the base rate plus a margin that can range from 0% to 0.25% (for base rate loans), in each case, depending on our leverage ratio. The original $300 million term loan bears interest at a rate equal to (i) the LIBOR rate plus 2.00% (for LIBOR loans) or (ii) the base rate plus 0.25% (for base rate loans). The default rate of interest for the loan is equal to the applicable rate described above plus 3%. The revolving loans mature on November 2, 2007, and the term loan matures on November 2, 2009.
      On June 16, 2005, we amended the Credit Agreement to provide for $100.0 million in additional term loan borrowings from a syndicate of financial institutions. The additional $100.0 million term loan matures on November 2, 2009 and bears interest at a rate of either LIBOR plus 1.75% or a base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus 0.25%. The proceeds from the additional term loan were used to repay outstanding revolving loans.

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
      At December 31, 2005, the outstanding principal balance of the term loans was $400.0 million at a weighted average interest rate of 6.18%. At December 31, 2005, the outstanding principal balance of the revolving loans was $217.0 million at a weighted average interest rate of 6.26% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving facility at December 31, 2005 was $208.3 million (after giving effect to $24.7 million outstanding for undrawn letters of credit issued under the revolving facility). As of December 31, 2005, we were in compliance with all financial covenant requirements.
Note 9 — Commitments and Contingencies

Commitments
      In connection with the Casden Transactions, we made commitments to:

•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of December 31, 2005, we had invested $44.8 million. Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets. As of December 31, 2005, $37.5 million has been paid.
      In connection with our redevelopment and capital improvement activities, we have commitments of approximately $99.6 million related to construction projects that are due to be completed by early 2007. Additionally, there are times we may enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Tax Credit Syndication
      We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as minority interests in our consolidated balance sheet. The remaining compliance period for our tax credit syndication arrangements range from less than one year to 15 years. At December 31, 2005, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

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
      We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FIN 47. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2005 are immaterial to our consolidated financial condition and results of operations.

Mold
      We have been named as a defendant in lawsuits that have alleged personal injury and property damage as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented policies, procedures, third-party audits and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.

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

National Union Litigation
      National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to us property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified us from losses relating to the matters described below. As a result of such defaults, we had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following our settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, we have pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. Trial is set for May 30, 2006. The contingent liabilities arising from the NPS defaults also resulted in litigation against us by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. We are also plaintiffs in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to us and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which we are plaintiffs has been stayed by the court pending resolution of the action filed by Cananwill against us. The previously disclosed litigation brought by WestRM - West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which we have been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and us also continues. In those cases in which we are a defendant, we believe that we have meritorious defenses to assert, and we will vigorously defend ourselves against claims brought against us. In addition, we will vigorously prosecute our own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.

FLSA Litigation
      The Aimco Operating Partnership and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges the Aimco Operating Partnership and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. When it does, the Aimco Operating Partnership and NHPMN will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

SEC Investigation
      The Central Regional Office (the “Regional Office”) of the United States Securities and Exchange Commission (the “Commission”) conducted a formal investigation relating to certain matters. We believe the areas of investigation included our miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. On December 19, 2005, we announced that the Regional Office informed us that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission.

Operating Leases
      We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating
	Lease	Sublease
	Obligations	Receivables

2006	$7,784	$1,485
2007	7,622	1,508
2008	7,041	1,086
2009	5,508	597
2010	4,417	597
Thereafter	11,371	—

Total	$43,743	$5,273

      Substantially all of the office space and equipment subject to the operating leases described above are for the use of our corporate offices and regional operating centers. Rent expense recognized totaled $7.4 million, $5.8 million, and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease receipts that offset rent expense totaled approximately $0.7 million, $0.9 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 10 — Income Taxes
      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,	December 31,
	2005	2004

Deferred tax liabilities:
Partnership differences	$53,347	$50,109
Depreciation	6,330	3,745
Interest income	—	809
Deferred gains	—	13,070
Other	178	130

Total deferred tax liabilities	$59,855	$67,863

Deferred tax assets:
Net operating, capital and other loss carryforwards	$34,046	$10,432
Receivables	5,856	7,350
Accrued liabilities	6,942	11,184
Accrued interest expense	6,519	5,215
Intangibles — management contracts	9,880	10,922
Tax credit carryforwards	7,878	5,703
Other	442	—

Total deferred tax assets	71,563	50,806
Valuation allowance for deferred tax assets	(1,873)	(3,082)

Deferred tax assets, net of valuation allowance	69,690	47,724

Net deferred income tax assets (liabilities)	$9,835	$(20,139)

      During the year ended December 31, 2005, we identified approximately $12.2 million in previously unrecorded net deferred tax assets that were acquired in connection with business combinations in prior years. We recorded adjustments to recognize these net assets and reduce goodwill and real estate acquired in the corresponding business combinations by $6.2 million and $6.0 million, respectively. At December 31, 2005 and 2004, we maintained a $1.9 million valuation allowance for deferred tax assets primarily related to alternative minimum tax credits totaling approximately $1.9 million. At December 31, 2004, we also maintained a $1.2 million valuation allowance for certain low income housing credits and rehabilitation credits. That allowance was reversed in 2005 based on our determination that it is more likely than not that the credits will be realized.

      Significant components of the provision (benefit) for income taxes are as follows and are classified within other expenses (income), net in continuing operations and income from discontinued operations, net in our statements of income for 2005, 2004 and 2003 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Current:
Federal	$3,412	$7,345	$4,556
State	1,590	748	840

Total current	5,002	8,093	5,396

Deferred:
Federal	(17,303)	634	(10,065)
State	(1,843)	72	(1,150)

Total deferred	(19,146)	706	(11,215)

Total provision (benefit)	$(14,144)	$8,799	$(5,819)

Classification:
Continuing operations	$(18,625)	$(7,216)	$(17,953)
Discontinued operations	$4,481	$16,015	$12,134
      Consolidated income (loss) subject to tax, consisting of pretax income of our taxable REIT subsidiaries and gains on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, is $(36.9) million for 2005, $20.5 million for 2004, and ($4.0) million for 2003. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$(12,922)	35.0%	$7,174	35.0%	$(1,396)	35.0%
State income tax, net of Federal tax benefit	(253)	0.7%	818	4.0%	(306)	7.6%
Effect of permanent differences	(69)	0.2%	314	1.5%	2,202	(55.2%)
Increase (decrease) valuation allowance	(900)	2.4%	493	2.4%	(6,319)	158.4%

	$(14,144)	38.3%	$8,799	42.9%	$(5,819)	145.8%

      During the quarter ended March 31, 2003, in an effort to streamline business processes and operational efficiencies of our property management and services businesses, we contributed all of the capital stock of NHP Management Company to AIMCO/ Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries). In connection with this transaction, we reversed a valuation allowance related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits within other expenses (income), net. This deferred tax benefit increased net income by approximately $7.1 million, net of minority interest, and resulted in an increase in basic and diluted earnings per share of $0.08 for the year ended December 31, 2003.
      Income taxes paid totaled approximately $4.8 million, $2.7 million, and $3.8 million in the years ended December 31, 2005, 2004 and 2003, respectively.

      At December 31, 2005, we had net operating loss carryforwards (NOLs) of approximately $87.0 million for income tax purposes that expire in years 2020 to 2023. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. Additionally, at December 31, 2005, we had low income housing and rehabilitation tax credit carryforwards of approximately $6.0 million for income tax purposes that expire in years 2012 to 2024.
      For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Sec. 1250 gains, or a combination thereof. For the years ended December 31, 2005, 2004 and 2003, dividends per share held for the entire year were estimated to be taxable as follows:

	2005(1)		2004		2003

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$0.21	7%	$0.04	2%	$0.80	26%
Return of capital	—	—	—	—	—	—
Capital gains	1.44	48%	1.77	74%	0.77	25%
Qualified dividends	0.24	8%	0.03	1%	—	—
Unrecaptured Sec. 1250 gain	1.11	37%	0.56	23%	1.49	49%

	$3.00	100%	$2.40	100%	$3.06	100%

(1)	On December 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2005, that was paid on January 31, 2006, to stockholders of record on December 31, 2005, which was one month earlier than the typical declaration. Pursuant to certain provisions within the Internal Revenue Code, this dividend is deemed paid by Aimco and received by the shareholders, in 2005.

Note 11 —	Transactions Involving Minority Interest in Aimco Operating Partnership

Preferred OP Units
      Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for Common Stock and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2005, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.2 million, which were redeemable into approximately 2.4 million shares of Common Stock. As of December 31, 2004, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.5 million, which were redeemable into approximately 2.5 million shares of Common Stock.
      During the years ended December 31, 2005 and 2004, approximately 1,700 and 10,400 preferred OP Units were tendered for redemption in exchange for approximately 1,100 and 7,900 shares of Common Stock, respectively. During the years ended December 31, 2005 and 2004, there were approximately 12,800 and 1,600 preferred OP Units tendered for redemption in exchange for cash, respectively.

Common OP Units
      We completed tender offers for limited partnership interests resulting in the issuance of approximately 3,000 and 82,000 common OP Units in 2005 and 2004, respectively.
      During the years ended December 31, 2005 and 2004, approximately 77,000 and 160,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 425,000 and 735,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.

High Performance Partnership Units
      As of December 31, 2005 and 2004, there were 2,379,084 Class I High Performance Partnership Units of the Aimco Operating Partnership outstanding. Also outstanding were 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and ended on December 31, 2005, 4,109 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006 and 5,000 Class VIII High Performance Partnership Units, or the Class VIII Units, for which the valuation period began on January 1, 2005 and will end on December 31, 2007. At December 31, 2005, we did not meet the required measurement benchmarks for the Class VI Units, Class VII Units or Class VIII Units and, therefore, we have not recorded any additional minority interest in Aimco Operating Partnership for such High Performance Partnership Units in the consolidated financial statements as of December 31, 2005 and such High Performance Partnership Units have no dilutive effect.

Note 12 — Stockholders’ Equity

Preferred Stock
      At December 31, 2005 and 2004, we had the following classes of preferred stock outstanding classified as equity:

				Balance
			Annual Dividend
	Redemption	Conversion	Rate Per Share	2005	2004
Perpetual:	Date(1)	Price	(paid quarterly)	(in thousands)	(in thousands)

Class D Cumulative Preferred Stock, $.01 par value, 4,200,000 shares authorized, zero and 1,250,002 shares issued and outstanding(2)	02/19/2003	—	8.75%	$—	$31,250
Class G Cumulative Preferred Stock, $.01 par value, 4,050,000 shares authorized, 4,050,000 shares issued and outstanding	07/15/2008	—	9.375%	101,000	101,000
Class Q Cumulative Preferred Stock, $.01 par value, 2,530,000 shares authorized, 2,530,000 shares issued and outstanding	03/19/2006	—	10.10%	63,250	63,250
Class R Cumulative Preferred Stock, $.01 par value, 6,940,000 shares authorized, 6,940,000 shares issued and outstanding	07/20/2006	—	10.00%	173,500	173,500
Class T Cumulative Preferred Stock, $.01 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding	07/31/2008	—	8.00%	150,000	150,000
Class U Cumulative Preferred Stock, $.01 par value, 8,000,000 shares authorized, 8,000,000 shares issued and outstanding	03/24/2009	—	7.75%	200,000	200,000
Class V Cumulative Preferred Stock, $.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	09/29/2009	—	8.00%	86,250	86,250
Class Y Cumulative Preferred Stock, $.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	12/21/2009	—	7.875%	86,250	86,250

				860,250	891,500

				Balance
			Annual Dividend
	Redemption	Conversion	Rate Per Share	2005	2004
Convertible(3):	Date(1)	Price	(paid quarterly)	(in thousands)	(in thousands)

Class W Cumulative Convertible Preferred Stock, $.01 par value, 1,904,762 shares authorized, 1,904,762 shares issued and outstanding	09/30/2007	$52.50	8.10%	100,000	100,000
Class X Cumulative Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized, 2,000,000 shares issued and outstanding	03/31/2006	$52.50	8.50%	50,000	50,000

				150,000	150,000

Total				$1,010,250	$1,041,500

(1)	All classes of preferred stock are redeemable, at our option, on and after the dates specified.

(2)	On January 21, 2005, we redeemed for cash the remaining 1.25 million shares outstanding of the Class D Cumulative Preferred Stock, or the Class D Preferred Stock, for a total redemption price of $25.0425 per share, which included a redemption price of $25.0 per share, and $0.0425 per share of accumulated and unpaid dividends through January 21, 2005. This redemption resulted in $1.1 million of related preferred stock issuance costs being deducted from net income to arrive at net loss attributable to common stockholders and thereby increased by $0.01 our loss per basic and diluted common share for the year ended December 31, 2005.

(3)	The articles supplementary set forth the relative rights and preferences of each class of securities and as shown above, the dividend rate on each class of convertible securities is the rate specified in the articles supplementary for each class. Such rate can be increased to the rate of the dividends paid on the number of shares of Common Stock into which a share of such preferred security is convertible. The initial conversion price of each class was in excess of the fair market value of a share of Common Stock on the respective dates on which the purchasers of each class agreed to purchase such securities.
      All classes of preferred stock are pari passu with each other and are senior to Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. All of the above outstanding classes of preferred stock have a liquidation preference per share of $25, with the exception of the Class W Preferred Stock, which has a liquidation preference per share of $52.50.

      The dividends paid on each class of preferred stock classified as equity for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands, except per share data):

	2005			2004			2003

	Amount		Total	Amount		Total	Amount		Total
	Per		Amount	Per		Amount	Per		Amount
Class of Preferred Stock	Share(1)		Paid	Share(1)		Paid	Share(1)		Paid

Perpetual:
Class C	$—		$—	$—		$—	$1.60	(7)	$3,840
Class D	0.59	(2)	736	4.87	(4)	6,090	3.21	(8)	8,677
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class H	—		—	—		—	2.01	(7)	4,011
Class Q	2.53		6,388	2.53		6,388	2.53		6,389
Class R	2.50		17,350	2.50		17,350	2.50		17,350
Class S	—		—	—		—	0.23	(9)	908
Class T	2.00		12,000	2.00		12,000	0.42	(10)	2,501
Class U	1.94		15,500	1.08	(5)	8,655	—		—
Class V	2.09	(3)	7,207	—	(3)	—	—		—
Class Y	1.61	(3)	5,547	—	(3)	—	—		—

			74,220			59,975			53,168

Convertible:
Class L	—		—	—		—	1.81	(7)	4,532
Class M	—		—	—		—	2.42	(11)	2,903
Class N	—		—	2.59	(6)	10,361	2.25		9,000
Class O	—		—	4.73	(6)	9,000	4.73		9,000
Class P	—		—	1.16	(6)	4,648	2.25		8,996
Class W	4.25	(3)	8,100	—	(3)	—	—		—
Class X	2.13	(3)	4,262	—	(3)	—	—		—

			12,362			24,009			34,431

Total			$86,582			$83,984			$87,599

(1)	Amounts per share are calculated based on the number of preferred shares outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	For the period from January 1, 2005 to the date of redemption.

(3)	For the period from the date of issuance to December 31, 2005. No dividends were paid during 2004 as preferred shares were issued during the third and fourth quarters of 2004.

(4)	Total amount paid includes dividends paid on 2.7 million shares of Class D Preferred Stock until November 5, 2004, when 1.5 million shares were redeemed for cash.

(5)	For the period from the date of issuance to December 31, 2004.

(6)	For the period from January 1, 2004 to the date of redemption. For Class N Preferred Stock, includes a 2%, or $0.50 redemption premium per share, on 2,000,000 shares.

(7)	For the period from January 1, 2003 to the date of redemption.

(8)	Total amount paid includes dividends paid on all 4.2 million shares of Class D Preferred Stock until August 18, 2003, when 1.5 million shares were redeemed for cash.

(9)	For the period from the date of issuance to July 1, 2003 when Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity required the Class S Cumulative Redeemable Preferred Stock to be reclassified from equity to liabilities.

(10)	For the period from the date of issuance to December 31, 2003.

(11)	For the period from January 1, 2003 to the date of redemption. Additionally, the amount per share includes a scheduled increase in the dividend from $2.13 per share to $2.31 per share starting after January 13, 2003 and a 2%, or $0.50 redemption premium per share.

Common Stock
      During 2005 and 2004, we issued approximately 37,000 shares and 45,000 shares, respectively, of Common Stock to certain non-executive officers at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $1.4 million and $1.5 million, respectively. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. Total payments on such notes from officers in 2005 and 2004 were $12.3 million and $4.6 million, respectively.
      In addition, in 2005 and 2004, we issued approximately 393,000 and 532,000 restricted shares of Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three or five years). Certain shares of restricted stock issued during 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target. As of December 31, 2005, achievement of the specified target is not considered probable.
      There were no shares of stock repurchased during the year ended December 31, 2005. On February 18, 19 and 24, 2004, we purchased on the open market 30,000, 60,000 and 20,000 shares of Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Additionally, on February 24, 2004, we completed the purchase of 287,272 shares of Common Stock in a privately negotiated transaction at a price of $31.60 per share.

Registration Statements
      As of December 31, 2005, under our shelf registration statement, which was declared effective in April 2004, we had available for issuance approximately $876.6 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500.0 million of debt securities.
Note 13 — Employee Benefit and Stock Plans

401K Plan
      We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. Our matching contributions are made in the following manner: (1) a 100% match on the first 3% of the participant’s contribution; (2) a 50% match on the next 2% of the participant’s contribution. We incurred costs in connection with this plan of approximately $4.1 million, $3.2 million and $2.4 million in 2005, 2004 and 2003, respectively.

Stock Award and Incentive Plan and Stock Warrants
      We adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan to attract and retain officers, key employees and independent directors. The 1997 Plan reserves for issuance a maximum of 20,000,000 shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. At December 31, 2005, there were approximately 4,200,000 shares available for issuance. The 1997 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of the Common Stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. Terms may be modified at the discretion of the Compensation and Human Resources Committee of the Board of Directors.
      The 1997 Plan also authorizes grants of restricted stock awards as part of our equity compensation plan. For the years ended December 31, 2005, 2004 and 2003, we granted restricted stock awards of approximately 393,000, 532,000 and 235,000 shares, respectively, with weighted average fair values per share of $38.46, $29.56, and $38.09, respectively. Compensation cost related to these awards is being recognized ratably over the applicable vesting period (typically three or five years). Dividends paid on restricted stock awards (whether vested or unvested) are charged to distributions in excess of earnings. We evaluate quarterly the previously paid dividends on restricted stock awards that are forfeited to determine whether a reclassification between distributions in excess of earnings and compensation expense should be recorded. Dividends paid on restricted stock awards that were forfeited were immaterial for the years ended December 31, 2005, 2004 and 2003.
      On December 2, 1997, we issued warrants, which we refer to as the Oxford Warrants, exercisable through December 31, 2006 to purchase up to an aggregate of 500,000 shares of Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, or Oxford, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford or its affiliates. During the year ended December 31, 2005, we purchased from the holders thereof all outstanding Oxford Warrants for an aggregate purchase price of $1.05 million, which was determined to be fair value.
      The following table summarizes the option and warrant activity for the years ended December 31, 2005, 2004 and 2003 (in thousands, except price data):

	2005		2004		2003

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	and	Exercise	and	Exercise	and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	11,338	$38.87	10,607	$39.59	9,269	$40.13
Granted	383	38.14	1,219	32.19	1,757	36.37
Exercised	(65)	38.22	(69)	29.11	(72)	37.46
Forfeited	(102)	39.98	(419)	37.81	(347)	37.67
Warrants purchased	(500)	41.00	—	—	—	—

Outstanding at end of year	11,054	$38.78	11,338	$38.87	10,607	$39.59
Exercisable at end of year	8,177	$39.30	7,132	$39.47	5,844	$38.46
Weighted average fair value of options granted during the year		$3.57		$2.24		$2.26
      As of December 31, 2005, outstanding and exercisable options have the following ranges of exercise prices and remaining weighted average contractual terms (in thousands, except for price data):

	Range of Exercise Price

	$20.75 to $36.35	$36.48 to $39.94	$40.00 to $49.05	Total

Outstanding:
Number of options	2,840	5,158	3,056	11,054
Weighted average exercise price	$34.51	$37.55	$44.83	$38.78
Weighted average remaining term	7.46 years	2.98 years	5.79 years	4.91 years
Exercisable:
Number of options	1,148	4,752	2,277	8,177
Weighted average exercise price	$35.14	$37.51	$45.12	$39.30

Note 14 — Discontinued Operations and Assets Held for Sale
      In accordance with SFAS 144 we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This treatment resulted in certain reclassifications of 2004 and 2003 financial statement amounts.
      At December 31, 2005, we had eight properties with an aggregate of 1,756 units classified as held for sale. For the years ended December 31, 2005, 2004 and 2003, discontinued operations includes the results of operations of these properties. During the year ended December 31, 2005, we sold 83 properties with an aggregate of 16,835 units and our interest in one partnership. For the years ended December 31, 2005, 2004, and 2003, discontinued operations includes the results of operations of these 83 properties and one partnership for periods prior to the date of sale. During 2004, we sold 54 properties with an aggregate of 12,248 units. For the years ended December 31, 2004 and 2003, discontinued operations includes the results of operations of these 54 properties for periods prior to the date of sale. During 2003, we sold 72 properties with an aggregate of 18,291 units. For the year ended December 31, 2003, discontinued operations includes the results of operations of these 72 properties for periods prior to the date of sale.
      The following is a summary of the components of income from discontinued operations for the years ended December 31, 2005, 2004, and 2003 (dollars in thousands):

	2005	2004	2003

Rental and other property revenues	$99,332	$199,722	$303,595
Property operating expense	(56,263)	(98,637)	(140,423)
Depreciation and amortization	(22,789)	(42,194)	(65,135)
Other (expenses) income, net	(1,703)	(1,788)	(1,367)

Operating income	18,577	57,103	96,670
Interest income	292	315	449
Interest expense	(22,371)	(48,119)	(73,041)
Minority interest in consolidated real estate partnerships	1,499	(102)	(2,638)

Income (loss) before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	(2,003)	9,197	21,440
Gain on dispositions of real estate, net of minority partners’ interest	105,417	249,376	101,849
Impairment losses on real estate assets sold or held for sale	(3,836)	(7,289)	(8,991)
Recovery of deficit distributions to minority partners	14,941	3,722	8,273
Income tax arising from disposals	(4,481)	(16,015)	(12,134)
Minority interest in Aimco Operating Partnership	(11,159)	(25,512)	(13,248)

Income from discontinued operations	$98,879	$213,479	$97,189

      We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $55.0 million at December 31, 2005 include real estate net book value of $53.0 million and restricted cash and other assets of $2.0 million. Liabilities related to assets classified as held for sale of $39.5 million at December 31, 2005 include mortgage debt of $33.7 million. Assets classified as held for sale of $618.7 million at December 31, 2004 include real estate net book value of $608.5 million, represented by 145 properties with 30,839 units that were classified as assets held for sale during 2004 and 2005. Liabilities related to assets classified as held for sale of $426.8 million at December 31, 2004 include mortgage debt of $419.8 million. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $3.8 million, $7.3 million and $9.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We are also marketing for sale certain other properties that do not meet all of the criteria to be classified as held for sale.
Note 15 — Earnings per Share
      We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	2005	2004	2003

Numerator:
Income (loss) from continuing operations	$(27,897)	$53,975	$61,668
Less net income attributable to preferred stockholders	(87,948)	(88,804)	(93,565)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(115,845)	$(34,829)	$(31,897)

Income from discontinued operations	$98,879	$213,479	$97,189

Cumulative effect of change in accounting principle	$—	$(3,957)	$—

Net income	$70,982	$263,497	$158,857
Less net income attributable to preferred stockholders	(87,948)	(88,804)	(93,565)

Numerator for basic and diluted earnings per share — Net income (loss) attributable to common stockholders	$(16,966)	$174,693	$65,292

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	93,894	93,118	92,850
Effect of dilutive securities:
Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share	93,894	93,118	92,850

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.23)	$(0.37)	$(0.34)
Income from discontinued operations	1.05	2.29	1.04
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70

Diluted earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.23)	$(0.37)	$(0.34)
Income from discontinued operations	1.05	2.29	1.04
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss) attributable to common stockholders	$(0.18)	$1.88	$0.70

      The Class W Cumulative Convertible Preferred Stock and the Class X Cumulative Convertible Preferred Stock are convertible into Common Stock (see Note 12). All of our convertible preferred stock is anti-dilutive on an “as converted” basis. Therefore, we deduct all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. We have excluded from diluted earnings per share the common share equivalents related to approximately 12.6 million, 12.4 million and 11.8 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and restricted stock awards for the years ended December 31, 2005, 2004 and 2003, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, we treat the dilutive impact of the unvested portion of restricted shares as common stock equivalents.
Note 16 — Unaudited Summarized Consolidated Quarterly Information
      Summarized unaudited consolidated quarterly information for 2005 and 2004 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)

Year Ended December 31, 2005	First	Second	Third	Fourth

Total revenues	$361,606	$372,299	$386,758	$400,860
Total operating expenses	(288,783)	(293,201)	(315,927)	(324,171)
Operating income	72,823	79,098	70,831	76,689
Loss from continuing operations	(2,248)	(1,258)	(7,873)	(16,518)
Income from discontinued operations	4,280	28,824	34,225	31,550
Net income	2,032	27,566	26,352	15,032
Earnings (loss) per common share — basic:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.27)	$(0.24)	$(0.31)	$(0.41)
Net income (loss) attributable to common stockholders	$(0.22)	$0.06	$0.05	$(0.07)
Earnings (loss) per common share — diluted:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.27)	$(0.24)	$(0.31)	$(0.41)
Net income (loss) attributable to common stockholders	$(0.22)	$0.06	$0.05	$(0.07)
Weighted average common shares outstanding	93,448	93,807	94,041	94,282
Weighted average common shares and common share equivalents outstanding	93,448	93,807	94,041	94,282

	Quarter(1)

Year Ended December 31, 2004	First	Second	Third	Fourth

Total revenues	$329,266	$337,731	$349,111	$359,969
Total operating expenses	(248,242)	(259,081)	(271,740)	(294,947)
Operating income	81,024	78,650	77,371	65,022
Income from continuing operations	3,004	1,107	25,576	24,288
Income from discontinued operations	14,981	12,879	137,632	47,987
Income before cumulative effect of change in accounting principle	17,985	13,986	163,208	72,275
Cumulative effect of change in accounting principle	(3,957)	—	—	—
Net income	14,028	13,986	163,208	72,275
Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.22)	$0.01	$0.02
Net income (loss) attributable to common stockholders	$(0.06)	$(0.08)	$1.49	$0.53
Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.22)	$0.01	$0.02
Net income (loss) attributable to common stockholders	$(0.06)	$(0.08)	$1.48	$0.53
Weighted average common shares outstanding	92,811	93,065	93,247	93,347
Weighted average common shares and common share equivalents outstanding	92,811	93,065	93,394	93,678

(1)	Certain reclassifications have been made to 2005 and 2004 quarterly amounts to conform to the full year 2005 presentation, primarily related to treatment of discontinued operations.
Note 17 — Business Segments
      We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the years ended December 31, 2005, 2004 or 2003.
      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. In 2005 and 2004, the chief operating decision maker emphasized net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses. In 2003, we reported free cash flow as the primary basis for measurement of segment profit or loss. Certain reclassifications have been made to 2004 and 2003 amounts to conform to the 2005 presentation. These reclassifications primarily represent presentation changes related to discontinued operations.

      The following table presents revenues and net operating income for the years ended December 31, 2005, 2004 and 2003, from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
Real estate segment	$1,459,646	$1,308,815	$1,249,716
Investment management segment:
Gross revenues	141,649	144,304	141,942
Elimination of intersegment revenues	(79,772)	(77,042)	(83,752)

Net revenues after elimination	61,877	67,262	58,190

Total revenues of reportable segments	$1,521,523	$1,376,077	$1,307,906

Net operating income:
Real estate segment	$754,141	$676,303	$696,234
Investment management segment	43,979	45,671	41,404

Total net operating income of reportable segments	798,120	721,974	737,638
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(412,075)	(340,536)	(308,080)
General and administrative expenses	(92,918)	(77,501)	(48,357)
Other (expenses) income, net	6,314	(1,870)	6,952

Operating income	$299,441	$302,067	$388,153

	December 31,	December 31,
	2005	2004

	(In thousands)
ASSETS:
Total assets for reportable segments(1)	$9,644,320	$9,707,005
Corporate and other assets	372,431	365,236

Total consolidated assets	$10,016,751	$10,072,241

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments, as well as our investment in unconsolidated real estate partnerships.
      Our capital expenditures primarily relate to the real estate segment and totaled $443.9 million, $301.9 million and $245.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 18 — Transactions with Affiliates
      We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as syndication and acquisition, development, refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2005, 2004 and 2003 totaled $73.6 million, $89.6 million and $93.1 million, respectively. The total accounts receivable due from affiliates was $43.1 million, net of allowance for doubtful accounts of $4.7 million, at December 31, 2005, and $39.2 million, net of allowance for doubtful accounts of $4.4 million, at December 31, 2004.

      Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $17.4 million, $16.8 million, and $14.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accretion income earned on discounted notes from unconsolidated real estate partnerships totaled $0.7 million, $6.2 million, and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.
Note 19 — Recent Accounting Developments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which supersedes the existing SFAS 123, which we adopted in 2003 using the prospective method of transition as described therein. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new and modified awards granted on or after the required effective date. In addition, compensation cost is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The measurement and recognition provisions of SFAS 123R that apply to our stock option plans are similar to those currently being followed by us for awards granted on or after January 1, 2003. The primary change in expense recognition requirements, which also applies to our unvested restricted stock awards, relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas we currently recognize forfeitures as they occur. Upon adoption of SFAS 123R, we will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of a change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. We are required to adopt SFAS 123R as of January 1, 2006. Upon adoption, our periodic compensation cost will increase over the remaining vesting period for stock options granted prior to January 1, 2003, for which no cost is currently being recognized. Based on preliminary estimates of such additional compensation cost, we do not anticipate that the adoption of SFAS 123R will have a material effect on our consolidated financial condition or results of operations.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. We do not anticipate that the adoption of SFAS 154 will have a material effect on our consolidated financial condition or results of operations.
      As discussed under Principles of Consolidation in Note 2, we applied EITF 04-5 after June 29, 2005 to newly formed limited partnerships and to existing limited partnerships for which the partnership agreement was modified. EITF 04-5 is effective on January 1, 2006 for general partners in all other limited partnerships. We are analyzing the effects of EITF 04-5 on our investments in limited partnerships where we are a general partner and have tentatively identified certain unconsolidated partnerships that will be consolidated upon adoption of EITF 04-5. We plan to adopt EITF 04-5 using a transition method that does not involve retrospective application, but potentially involves an adjustment to opening retained earnings for the cumulative effect of the change in accounting principle. A charge to opening retained earnings will be required if we consolidate partnerships with deficits in partners’ equity that we were not required to recognize using the equity method of accounting for our investments in such partnerships. After adoption, we may be required to recognize losses for deficit distributions to minority partners in newly consolidated partnerships that would not be recognized using the equity method. We have not yet fully determined the effects that the adoption of EITF 04-5 will have on our financial condition or results of operations, but we anticipate that it will result in consolidation of additional partnerships.

Note 20 — Subsequent Events

Redemption of Class Q Cumulative Preferred Stock
      On February 17, 2006, we announced that we would redeem for cash all 2.53 million outstanding shares of 10.10% Class Q Cumulative Preferred Stock on March 19, 2006. The total redemption price of $25.035 per share, or $63.3 million, includes the redemption price of $25.00 per share and $0.035 per share of accumulated and unpaid dividends through March 19, 2006.

Sale of a Portion of the Flamingo South Beach Property
      On February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower. The South Tower sale price was $163.5 million and included 562 residential units and our rights to the property’s marina. Additionally, the buyer paid non-refundable funds of $5 million for the option to purchase the 614-unit North Tower for $169 million between September 1, 2006 and February 28, 2007 (subject to the right to extend for up to six months subject to certain conditions), and the option to purchase the 513-unit Central Tower, along with the remainder of improvements on the property, for $267.5 million between December 1, 2007 and May 31, 2008 (subject to the right to extend for up to four months subject to certain conditions and provided that the buyer has previously purchased the North Tower). The sales agreement also provides us with profit participation if certain thresholds are met. We will receive, through one of our taxable REIT subsidiaries, the first $19.8 million in proceeds in the proposed condominium conversion after certain development fees and certain returns on the buyer’s equity have been achieved, plus 20% of the buyer’s net profits thereafter. At December 31, 2005, the South Tower had a net book value of approximately $80 million and related property debt of approximately $77 million.

Schedule III
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands Except Unit Data)

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

100 Forest Place	High Rise	Dec-97	OakPark, IL	1987	237	$2,664	$18,815	$2,358	$2,664	$21,173	$23,837	$(5,830)	$18,007	$13,556
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,250	752	56	4,250	808	5,058	(30)	5,028	2,784
173 E. 90th	High Rise	May-04	New York, NY	1910	72	11,773	4,535	467	11,773	5,002	16,775	(275)	16,500	9,812
236-238 East 88th Street	High Rise	Jan-04	New York, NY	1900	47	8,751	2,914	839	8,751	3,752	12,503	(238)	12,265	7,389
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,430	1,866	314	8,430	2,180	10,610	(75)	10,535	5,449
306 East 89th Street	High Rise	Jul-04	New York, NY	1900	20	2,659	1,006	66	2,659	1,072	3,730	(69)	3,661	1,989
311 & 313 East 73rd Street	Mid-Rise	Mar-03	New York, NY	1904	34	5,635	1,609	224	5,635	1,833	7,468	(269)	7,199	2,965
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,319	2,224	281	6,319	2,505	8,825	(76)	8,749	—
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	13	1,966	608	160	1,966	767	2,734	(44)	2,689	1,719
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	156	3,137	1,157	4,295	(78)	4,217	2,829
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,230	2,168	228	6,230	2,396	8,626	(75)	8,551	4,803
6111 At Ridgeway Crossing	Garden	Dec-97	Memphis, TN	1984	584	1,749	10,479	6,326	1,749	16,805	18,554	(6,841)	11,712	7,671
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	530	1,934	511	530	2,445	2,975	(347)	2,628	2,285
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,172	2,425	1,155	9,598	10,753	(2,556)	8,197	3,911
Anthracite	High Rise	Mar-02	Pittston, PA	1981	121	670	2,240	232	670	2,472	3,142	(457)	2,686	2,976
Apartment, The	Garden	Jul-00	Omaha, NE	1973	204	959	8,526	742	959	9,268	10,227	(4,289)	5,938	4,092
Arbors	Garden	May-98	Deland, FL	1987	224	1,507	9,075	1,433	1,507	10,508	12,015	(3,372)	8,643	7,605
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	1,476	1,092	7,684	8,776	(2,497)	6,279	2,928
Arbors of Battle Creek I	Garden	Dec-99	Battle Creek, MI	1981	586	2,732	16,325	5,768	2,732	22,093	24,825	(4,643)	20,182	7,280
Arbors on Battle Creek II	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,555	328	496	3,883	4,378	(905)	3,474	1,735
Arbors on Westheimer	Garden	Nov-96	Houston, TX	1972	360	1,760	9,325	7,899	1,760	17,224	18,984	(3,746)	15,238	6,220
Arbours of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,797	14,451	4,176	1,797	18,627	20,424	(7,383)	13,040	10,961
Armitage Commons	Mid-Rise	Mar-02	Chicago, IL	1983	104	1,070	4,292	761	1,070	5,053	6,123	(626)	5,497	4,974
Arrowsmith	Garden	Mar-02	Corpus Christi, TX	1980	70	240	968	330	240	1,298	1,538	(256)	1,282	1,374
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,805	641	5,118	5,760	(139)	5,620	4,273
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	23,267	2,771	31,633	34,404	(6,284)	28,120	9,184
Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	205	1,162	506	205	1,668	1,873	(244)	1,629	1,268
Ashton Ridge	Garden	Mar-05	Jacksonville, FL	1974	356	918	9,171	7,226	918	16,397	17,315	(7,769)	9,546	5,276
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,807	3,594	353	7,401	7,754	(3,031)	4,723	—
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	2,428	7,874	823	2,428	8,697	11,125	(2,794)	8,331	6,742
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	362	2,887	510	362	3,397	3,758	(1,773)	1,986	1,794
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	56	363	2,818	414	363	3,232	3,595	(1,692)	1,903	1,582
Atriums of Plantation	Mid-Rise	Aug-98	Plantation, FL	1980	210	1,807	10,385	1,466	1,807	11,851	13,658	(3,344)	10,314	6,901
Autumn Run	Garden	Oct-02	Naperville, IL	1984	320	1,812	16,911	1,249	1,812	18,160	19,972	(6,894)	13,079	11,648
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,042	3,705	1,354	1,042	5,059	6,101	(1,489)	4,613	2,821
Baisley Park Gardens	Mid-Rise	Apr-02	Jamaica, NY	1982	212	1,765	12,309	1,767	1,765	14,076	15,841	(3,028)	12,813	11,741
Baldwin Oaks	Mid-Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	1,033	746	9,549	10,295	(4,716)	5,578	6,707
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,595	556	1,140	5,150	6,290	(530)	5,761	3,067
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	690	3,525	9,734	13,259	(1,903)	11,356	7,596
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,102	235	275	1,337	1,612	(239)	1,373	1,473
Barcelona	Garden	Oct-99	Houston ,TX	1963	127	770	4,250	1,284	770	5,534	6,304	(1,444)	4,860	3,090
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	1,630	22,680	43,476	66,156	(1,250)	64,906	47,846

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	39,831	783	3,352	40,614	43,966	(4,992)	38,974	23,007
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	425	18,915	35,945	5,589	18,915	41,534	60,450	(5,427)	55,023	29,805
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,411	5,139	1,264	1,411	6,403	7,814	(1,675)	6,139	3,349
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	241	19,548	708	241	20,256	20,498	(5,979)	14,518	2,603
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	5,524	1,156	1,380	6,679	8,059	(1,197)	6,863	5,531
Beau Jardin	Garden	Apr-01	West Lafayette, IN	1968	252	5,460	5,291	1,887	5,460	7,178	12,638	(2,689)	9,949	4,522
Bedford House	Mid-Rise	Mar-02	Falmouth, KY	1979	48	230	919	139	230	1,057	1,287	(197)	1,091	1,099
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,641	2,278	2,222	14,918	17,140	(4,441)	12,699	10,500
Beech’s Farm	Garden	Oct-00	Columbia, MD	1983	135	4,166	3,520	1,166	4,166	4,686	8,852	(1,029)	7,823	10,976
Belmont Place	Garden	Jul-00	Marietta, GA	1972	326	11,298	2,363	28,672	11,298	31,034	42,332	(2,401)	39,931	19,250
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,423	755	1,096	7,178	8,274	(2,562)	5,712	3,550
Bent Tree I	Garden	Oct-02	Indianapolis, IN	1983	240	1,850	6,430	599	1,850	7,029	8,879	(1,533)	7,346	4,000
Bent Tree III — Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,767	3,379	1,021	1,767	4,400	6,168	(755)	5,412	2,950
Berger Apartments	Mid-Rise	Mar-02	New Haven, CT	1981	145	1,152	4,657	1,216	1,152	5,873	7,025	(951)	6,073	2,586
Bexley House	High Rise	Oct-05	Columbus, OH	1972	64	666	6,203	11	666	6,214	6,881	(1,682)	5,198	2,108
Big Walnut	Garden	Apr-02	Columbus, OH	1968	251	582	9,701	1,574	582	11,274	11,856	(4,906)	6,950	5,299
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	11,404	1,813	17,815	19,629	(1,520)	18,108	10,848
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	23	1,187	2	23	1,189	1,212	(775)	437	783
Bluffs, The	Garden	Dec-98	Laffayette, IN	1982	181	979	5,556	1,492	979	7,048	8,027	(2,698)	5,329	3,104
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	1,159	3,447	21,748	25,194	(4,077)	21,118	15,238
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	15,896	755	23,626	24,381	(8,665)	15,716	14,403
Braesview	Garden	May-98	San Antonio, TX	1982	396	3,135	17,813	2,331	3,135	20,144	23,280	(6,682)	16,598	11,315
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	3,586	1,437	16,310	17,747	(10,020)	7,727	8,484
Brant Rock Condominiums	Garden	Oct-97	Houston, TX	1984	84	337	1,976	848	337	2,823	3,160	(1,001)	2,159	932
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	2,022	1,008	7,530	8,537	(2,363)	6,175	6,978
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	1,253	592	3,993	4,585	(1,292)	3,293	1,298
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,146	9,586	1,999	3,146	11,585	14,731	(2,986)	11,745	6,197
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,459	13,868	1,936	2,459	15,804	18,264	(4,319)	13,945	8,989
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,033	11,855	2,524	2,033	14,379	16,412	(3,631)	12,782	8,427
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,976	2,490	969	8,466	9,435	(1,892)	7,543	3,266
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,084	13,212	2,241	2,084	15,454	17,537	(6,678)	10,859	9,583
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	280	27,603	41,244	2,832	27,603	44,077	71,679	(4,940)	66,739	38,614
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,917	10,389	460	13,307	13,766	(2,416)	11,350	7,756
Broadmoor, The	Garden	May-98	Austin, TX	1984	200	1,370	8,361	980	1,370	9,341	10,712	(2,813)	7,899	6,000
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,936	1,409	2,245	14,345	16,590	(4,957)	11,633	11,800
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,346	1,223	2,709	16,568	19,277	(5,403)	13,874	10,970
Brookwood Apartments	Garden	Apr-01	Indianapolis, IN	1967	476	4,546	9,136	3,248	4,546	12,385	16,931	(3,421)	13,509	9,186
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,689	22,607	2,446	4,689	25,053	29,742	(6,093)	23,649	18,375
Cache Creek Apartment Homes	Mid-Rise	Jun-04	Clearlake, CA	2003	80	1,545	9,405	396	1,545	9,801	11,346	(1,007)	10,338	2,371
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	73,334	40,607	11,708	113,941	125,649	(21,803)	103,846	42,977
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	750	6,719	474	750	7,193	7,943	(1,720)	6,224	8,257
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,989	13,659	73,115	17,233	13,659	90,348	104,007	(23,963)	80,044	44,610
Canyon Crest	Garden	Jan-03	Littleton, CO	1966	90	1,306	6,092	485	1,306	6,577	7,883	(1,758)	6,124	3,177
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	1,001	7,300	7,603	14,903	(1,279)	13,624	5,754
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,307	7,012	769	1,307	7,781	9,089	(2,488)	6,601	4,110
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,600	6,870	11,202	1,600	18,072	19,672	(5,505)	14,167	7,510
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	810	8,890	1,430	810	10,319	11,129	(3,793)	7,336	4,773
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,800	4,143	97	1,800	4,241	6,041	(694)	5,347	1,993
Castle Court	High Rise	May-04	Bristol, MA	1974	240	15,239	7,850	1,956	15,239	9,806	25,045	(592)	24,453	11,081
Castle Park	Mid-Rise	Mar-02	St. Louis, MO	1983	209	1,710	6,896	2,237	1,710	9,133	10,843	(1,441)	9,402	9,033
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	816	585	3,167	3,752	(512)	3,240	3,561

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	773	5,497	972	773	6,469	7,242	(2,589)	4,654	4,447
Centennial	Garden	Mar-02	Fort Wayne, IN	1983	88	550	2,207	538	550	2,745	3,295	(492)	2,803	2,979
Center City	Mid-Rise	Mar-02	Hazelton, PA	1981	176	925	3,724	582	925	4,305	5,230	(986)	4,244	3,773
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	2,097	582	6,287	6,869	(1,791)	5,078	9,062
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	1,870	7,488	10,526	18,014	(1,436)	16,578	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,068	1,441	2,288	14,510	16,797	(3,267)	13,531	8,367
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	33,000	6,933	10,403	39,933	50,336	(13,249)	37,087	34,426
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	278	372	1,768	2,140	(362)	1,778	1,336
Chesapeake (Lost Mill)	Garden	Sep-04	Austin, TX	1984	124	437	3,503	172	437	3,675	4,112	(900)	3,212	1,706
Chesapeake Apartments	Garden	Jan-96	Houston, TX	1983	320	775	7,317	2,088	775	9,405	10,180	(3,107)	7,073	5,825
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	2,029	15,800	18,904	34,704	(4,314)	30,390	24,949
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	996	1,969	8,976	10,945	(2,049)	8,896	6,550
Chestnut Hill (CT)	Garden	Oct-99	Middletown, CT	1986	314	3,001	20,143	1,523	3,001	21,666	24,668	(5,645)	19,022	16,070
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	13,349	6,463	62,664	69,127	(17,173)	51,954	23,893
Cheswick	Garden	Jun-04	Indianapolis, IN	1976	187	873	5,854	466	873	6,320	7,193	(2,415)	4,778	4,189
Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,430	10,818	904	2,430	11,723	14,153	(1,864)	12,288	8,054
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,547	9,045	378	2,547	9,423	11,970	(1,541)	10,429	4,984
Citadel	Garden	Jul-00	El Paso, TX	1973	261	1,024	8,337	517	1,024	8,854	9,877	(4,096)	5,781	5,493
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	928	6,779	933	928	7,712	8,640	(2,812)	5,828	1,812
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,642	1,520	1,118	8,161	9,279	(2,447)	6,832	4,129
Citrus Sunset	Garden	Jul-98	Vista, CA	1985	97	663	3,992	1,075	663	5,067	5,730	(1,430)	4,300	5,900
City Heights	High Rise	Mar-02	Wilkes-Barre, PA	1978	151	755	3,044	307	755	3,352	4,107	(518)	3,588	3,121
City Line	Garden	Mar-02	Hampton, VA	1976	200	500	2,014	314	500	2,328	2,828	(316)	2,512	5,129
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	372	500	2,383	2,883	(411)	2,472	2,231
Colonial Crest	Garden	Dec-99	Bloomington, IN	1965	208	903	4,593	2,420	903	7,013	7,916	(2,200)	5,717	1,426
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	1,755	766	6,101	6,867	(1,951)	4,915	2,169
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,360	1,336	1,121	7,696	8,817	(2,124)	6,692	2,826
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,329	19,680	4,538	2,329	24,218	26,547	(11,389)	15,158	12,785
Columbus Avenue	Mid-Rise	Sep-03	New York, NY	1880	70	35,489	9,499	1,765	35,489	11,264	46,753	(1,477)	45,276	19,366
Cooper’s Point	Garden	Oct-02	North Charleston, SC	1986	192	730	7,420	305	730	7,725	8,455	(3,199)	5,256	7,735
Cooper’s Pond	Garden	Jan-00	Tampa, FL	1978	463	1,570	13,518	2,334	1,570	15,851	17,421	(6,250)	11,172	9,939
Copper Chase Apartments	Garden	Dec-96	Katy, TX	1982	316	1,742	7,010	2,873	1,742	9,883	11,625	(4,002)	7,623	5,669
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,039	8,842	931	1,039	9,773	10,812	(3,549)	7,263	10,600
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	940	7,900	1,357	940	9,257	10,197	(2,314)	7,882	3,977
Copperwood II	Garden	Oct-05	The Woodlands, TX	1981	150	512	5,393	—	512	5,393	5,906	(2,224)	3,682	—
Coral Garden Apartments	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,589	6,389	3,190	18,978	22,168	(9,573)	12,595	9,773
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,526	676	10,241	10,917	(1,269)	9,648	8,336
Country Club Villas	Garden	Jul-94	Amarillo, TX	1984	282	1,049	5,691	2,663	1,049	8,354	9,403	(3,410)	5,993	4,347
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,160	1,464	2,848	17,624	20,472	(5,738)	14,734	10,421
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	1,604	8,512	12,436	20,948	(2,833)	18,115	10,561
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	2,844	5,165	32,273	37,439	(9,231)	28,208	14,520
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,459	1,279	2,727	16,738	19,465	(5,256)	14,209	9,241
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	5,072	2,842	700	7,914	8,614	(2,436)	6,178	4,155
Covington Pointe	Garden	Oct-05	Dallas, TX	1984	180	1,983	11,730	19	1,983	11,749	13,732	(4,630)	9,102	5,493
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,702	13,694	1,255	1,702	14,949	16,651	(5,337)	11,314	5,842
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	2,770	24,595	21,588	46,183	(3,784)	42,399	35,407
Creekside Gardens	Garden	Mar-02	Loveland, CO	1983	50	350	1,401	274	350	1,675	2,025	(283)	1,743	1,794
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,610	241	400	1,851	2,251	(291)	1,960	2,778
Crescent Gardens	Mid-Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	983	15,382	11,198	26,580	(1,876)	24,704	15,000
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,394	14	42	1,407	1,450	(67)	1,383	978
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,954	2,514	2,588	17,468	20,057	(5,763)	14,294	6,965

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,661	1,869	2,180	14,530	16,710	(4,950)	11,760	5,675
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,831	1,363	939	7,194	8,133	(1,907)	6,226	2,214
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,083	5,696	1,986	1,083	7,682	8,765	(2,569)	6,196	4,573
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	540	2,178	995	540	3,173	3,713	(512)	3,201	934
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,215	16,804	2,490	2,215	19,294	21,509	(7,045)	14,464	16,085
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,365	13,517	631	4,365	14,147	18,512	(4,655)	13,857	11,101
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,175	10,426	1,809	3,175	12,235	15,411	(3,167)	12,244	8,132
Deerfield Apartments	Garden	Apr-01	Jacksonville, FL	1989	256	3,476	6,690	1,361	3,476	8,051	11,527	(1,976)	9,551	7,410
Delhaven Manor	Mid-Rise	Mar-02	Jackson, MS	1983	104	575	2,304	1,107	575	3,412	3,987	(480)	3,507	3,824
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	87	394	1,665	2,060	(234)	1,825	1,155
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,943	10,865	2,095	14,808	16,904	(4,266)	12,638	4,926
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	2,206	1,666	11,559	13,225	(3,523)	9,702	6,245
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,200	5,740	1,143	1,200	6,882	8,082	(3,575)	4,507	3,609
Dunwoody Park	Garden	Jul-94	Dunwoody, GA	1980	318	1,838	10,513	3,937	1,838	14,450	16,287	(5,755)	10,532	9,234
Eagle’s Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,981	1,032	1,053	7,013	8,066	(2,970)	5,096	3,855
East Central Towers	Mid-Rise	Mar-02	Fort Wayne, IN	1980	167	800	3,203	132	800	3,335	4,135	(493)	3,641	3,281
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	241	2,800	11,188	1,573	2,800	12,761	15,561	(1,724)	13,837	8,671
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	1,070	9,790	1,092	1,070	10,883	11,953	(3,405)	8,548	3,320
Echo Valley	Mid-Rise	Mar-02	West Warwick, RI	1978	100	550	2,294	1,013	550	3,306	3,856	(550)	3,307	—
Elm Creek	Mid-Rise	Dec-97	Elmhurst, IL	1986	372	5,534	30,830	9,418	5,534	40,249	45,782	(8,492)	37,290	19,019
Essex Park	Garden	Oct-99	Columbia, SC	1971	323	1,122	9,666	1,599	1,122	11,265	12,388	(5,020)	7,368	6,098
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	1,368	3,232	26,914	30,146	(6,489)	23,656	15,391
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,480	11,177	3,888	6,480	15,065	21,545	(3,908)	17,637	10,515
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,078	5,199	2,721	3,078	7,919	10,997	(3,255)	7,742	5,712
Fairway View II	Garden	Oct-99	Baton Rouge, LA	1981	204	1,264	8,927	212	1,264	9,139	10,403	(4,104)	6,299	4,856
Fairways	Garden	Jul-94	Chandler, AZ	1986	352	1,830	15,738	4,963	1,830	20,702	22,532	(8,071)	14,461	8,199
Falls of Bells Ferry, The	Garden	May-98	Marietta, GA	1987	720	6,568	37,283	4,508	6,568	41,792	48,360	(14,159)	34,201	25,000
Falls on Bull Creek, The	Garden	May-98	Austin, TX	1986	344	2,645	15,011	9,307	2,645	24,318	26,963	(7,264)	19,699	7,905
Farmingdale	Mid-Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	1,964	11,763	17,139	28,902	(2,989)	25,913	19,000
Ferntree	Garden	Mar-01	Phoenix, AZ	1970	219	2,078	13,752	1,141	2,078	14,893	16,972	(2,767)	14,204	4,332
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,331	7,617	1,564	1,331	9,181	10,512	(2,838)	7,674	8,980
Fisherman’s Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	1,684	1,276	8,854	10,131	(2,787)	7,344	8,232
Fisherman’s Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,446	2,468	1,643	11,914	13,557	(3,404)	10,152	12,466
Fisherman’s Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	3,208	1,257	10,792	12,049	(3,598)	8,452	2,694
Flamingo South Beach	High Rise	Sep-97	Miami Beach, FL	1960/2005	1,688	48,000	76,799	258,106	48,000	334,904	382,905	(50,891)	332,014	76,896
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,865	21,817	3,620	3,865	25,437	29,303	(9,101)	20,202	17,633
Fox Crest	Garden	Jan-03	Waukegan, IL	1974	245	2,129	12,316	228	2,129	12,545	14,674	(1,394)	13,280	6,931
Fox Run (NJ)	Garden	Jan-00	Plainsboro, NJ	1973	776	7,119	48,588	10,056	7,119	58,644	65,763	(19,117)	46,646	31,200
Fox Run (TX)	Garden	Mar-02	Orange, TX	1983	70	420	1,993	206	420	2,199	2,619	(314)	2,305	1,723
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,419	96,062	15,877	15,419	111,939	127,359	(36,316)	91,043	139,610
Foxtree	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	5,030	2,458	18,957	21,415	(6,554)	14,861	6,787
Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,083	3,255	1,125	9,338	10,463	(3,498)	6,965	4,776
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	7,668	3,936	30,501	34,437	(9,079)	25,358	14,450
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,982	2,051	2,289	15,033	17,322	(4,820)	12,503	5,321
Friendship Arms	Mid-Rise	Mar-02	Hyattsville, MD	1979	151	970	3,887	669	970	4,557	5,527	(907)	4,620	5,445
Gary Manor	High Rise	Mar-02	Gary, IN	1980	198	1,090	4,370	696	1,090	5,066	6,156	(704)	5,452	5,315
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	195	266	2,421	2,687	(685)	2,002	1,808
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	433	1,666	125	433	1,791	2,224	(345)	1,879	1,563
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	885	12,351	14,053	26,404	(2,036)	24,368	15,226
Gholson Hotel	Mid-Rise	Mar-02	Ranger, TX	1984	50	325	1,334	741	325	2,075	2,400	(220)	2,180	2,182
Gladys Hampton Houses	High Rise	Oct-02	New York, NY	1980	205	1,009	7,876	1,568	1,009	9,445	10,454	(2,279)	8,174	7,581

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	290	1,023	17,618	11,564	1,023	29,182	30,205	(3,582)	26,623	20,568
Governor’s Park (AR)	Garden	Apr-00	Little Rock, AR	1985	154	753	5,938	478	753	6,416	7,170	(2,596)	4,574	3,294
Governor’s Park (CO)	Garden	Jan-00	Ft. Collins, CO	1982	188	1,116	9,089	867	1,116	9,956	11,072	(3,589)	7,482	6,310
Granada	Mid-Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	324	4,577	4,381	8,958	(861)	8,097	5,091
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	3,120	2,715	19,891	22,606	(4,450)	18,156	18,000
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,294	2,303	28,007	30,310	(3,981)	26,329	15,382
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,196	13,969	1,415	2,196	15,383	17,579	(6,090)	11,489	10,893
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,873	9,848	4,039	1,873	13,887	15,760	(4,292)	11,467	8,560
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	111	1,010	1,802	2,812	(287)	2,525	1,797
Hampton Greens	Garden	Oct-02	Dallas, TX	1986	309	1,731	9,896	866	1,731	10,762	12,493	(4,460)	8,032	2,804
Hampton Hill Apartments	Garden	Nov-96	Houston, TX	1984	332	1,311	7,122	3,011	1,311	10,133	11,444	(3,228)	8,216	5,290
Harbor Ridge II	Garden	Mar-04	Maineville, OH	1985	24	266	1,180	288	266	1,468	1,733	(331)	1,402	804
Harbor Ridge III	Garden	Mar-04	Maineville, OH	1985	48	384	1,330	216	384	1,547	1,931	(53)	1,878	1,560
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	9,776	10,643	2,017	9,776	12,660	22,436	(3,062)	19,374	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	1,444	4,108	5,007	9,115	(1,573)	7,541	—
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	905	475	3,691	4,166	(1,277)	2,889	714
Hastings Place Apartments	Garden	Nov-96	Houston, TX	1984	176	934	5,021	2,366	934	7,386	8,320	(1,723)	6,597	3,726
Heather Ridge (AZ)	Garden	May-98	Phoenix, AZ	1983	252	1,610	9,141	1,278	1,610	10,419	12,030	(3,699)	8,331	4,800
Heather Ridge (TX)	Garden	Dec-00	Arlington, TX	1982	180	785	4,900	527	785	5,427	6,212	(2,101)	4,111	3,240
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	341	700	3,143	3,843	(533)	3,310	1,793
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	2,196	1,200	8,625	9,825	(1,716)	8,109	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,009	7,314	440	1,009	7,754	8,763	(2,817)	5,946	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	829	8,977	737	829	9,714	10,543	(2,329)	8,214	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	474	690	4,623	5,312	(960)	4,352	4,620
Heritage Square	Garden	Mar-02	Texas City, TX	1983	50	668	859	278	668	1,137	1,804	(198)	1,607	1,573
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,779	8,232	717	1,779	8,949	10,728	(3,172)	7,556	8,858
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,460	8,886	4,997	1,460	13,884	15,344	(2,241)	13,103	5,807
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	3,899	3,043	21,514	24,557	(6,212)	18,345	17,130
Hidden Cove (MI)	Garden	Apr-00	Belleville, MI	1976	120	433	5,166	760	433	5,926	6,360	(3,268)	3,091	2,536
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	984	8,050	628	984	8,678	9,662	(1,571)	8,091	6,129
Hidden Lake	Garden	May-98	Tampa, FL	1983	267	1,361	7,765	1,866	1,361	9,631	10,993	(2,981)	8,012	4,366
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,340	2,556	1,470	10,895	12,365	(3,584)	8,781	3,368
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,181	13,126	552	3,181	13,678	16,859	(3,842)	13,016	5,975
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,248	9,246	4,573	6,248	13,820	20,067	(4,953)	15,114	10,121
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,357	6,778	4,146	1,357	10,924	12,281	(2,248)	10,033	—
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,204	458	550	2,663	3,213	(351)	2,861	2,163
Hillcreste	Garden	Mar-02	Los Angeles, CA	1989	315	33,755	47,216	3,258	33,755	50,474	84,230	(6,067)	78,163	47,244
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	10,154	2,872	26,223	29,095	(12,390)	16,705	8,411
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,764	11,713	1,367	19,478	20,845	(4,419)	16,426	14,059
Homestead	Garden	Apr-05	East Lansing, MI	1986	168	750	8,079	288	750	8,366	9,116	(2,780)	6,336	4,011
Hopkins Village	Mid-Rise	Sep-03	Baltimore, MD	1979	165	857	4,207	690	857	4,896	5,753	(2,433)	3,320	3,115
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	132	914	1,680	2,595	(292)	2,303	963
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	1,977	17,859	15,127	32,986	(3,574)	29,412	18,660
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	17,122	13,653	2,521	17,122	16,174	33,296	(4,983)	28,313	21,500
Hunt Club (SC)	Garden	Sep-03	Spartanburg, SC	1987	204	4,107	6,616	618	4,107	7,233	11,341	(1,487)	9,854	5,385
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	1,207	10,342	13,127	23,469	(4,027)	19,442	19,936
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	2,498	8,872	1,597	2,498	10,469	12,967	(2,456)	10,510	9,605
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,628	6,049	632	1,628	6,681	8,309	(1,496)	6,813	5,175
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,639	8,668	1,403	7,639	10,071	17,711	(1,937)	15,773	17,042
Hunter’s Creek	Garden	May-99	Cincinnati, OH	1981	146	661	3,818	1,045	661	4,864	5,525	(1,658)	3,867	2,725
Hunter’s Crossing	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	1,411	2,244	9,174	11,417	(2,838)	8,579	4,007

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	301	1,731	443	301	2,173	2,474	(692)	1,782	663
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,227	14,811	2,834	2,227	17,646	19,873	(6,387)	13,486	16,694
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,688	17,797	3,252	2,688	21,049	23,737	(7,586)	16,151	19,731
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,405	15,912	3,641	2,405	19,553	21,958	(7,768)	14,189	20,536
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,650	11,265	2,549	1,650	13,814	15,464	(5,270)	10,194	6,353
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	540	4,683	15,468	20,151	(503)	19,649	12,930
Indian Creek Village	Garden	Oct-99	Overland Park, KS	1972	273	2,437	10,737	3,577	2,437	14,314	16,751	(6,401)	10,350	7,694
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	1,462	23,927	17,263	41,190	(2,783)	38,407	26,837
Island Club	Garden	Oct-02	Columbus, OH	1984	308	1,724	9,458	1,004	1,724	10,461	12,185	(1,332)	10,853	9,073
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,755	9,465	1,200	6,755	10,665	17,421	(4,164)	13,257	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	17,897	28,428	5,139	17,897	33,567	51,464	(6,795)	44,669	37,664
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,351	14,590	940	2,351	15,530	17,881	(2,975)	14,906	11,081
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,615	7,652	4,322	7,615	11,974	19,589	(2,665)	16,924	11,285
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,191	1,526	1,267	8,717	9,984	(2,922)	7,062	3,216
Jefferson Place	Garden	Nov-94	Baton Rouge, LA	1985	234	2,697	16,332	1,786	2,697	18,117	20,814	(6,803)	14,011	7,176
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,684	66	142	3,751	3,892	(109)	3,783	1,192
Jersey Park	Garden	Dec-03	Smithfield, VA	1980	80	186	2,055	272	186	2,326	2,512	(976)	1,536	1,556
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	1,066	1,526	8,117	9,643	(2,337)	7,306	4,992
King’s Crossing	Garden	Jul-02	Columbia, MD	1983	168	4,361	7,531	456	4,361	7,987	12,348	(3,082)	9,266	5,648
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,746	6,663	243	1,746	6,906	8,653	(2,930)	5,723	4,613
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,127	14,594	8,496	3,127	23,090	26,218	(6,835)	19,383	8,699
Knollwood	Garden	Jul-00	Nashville, TN	1972	326	1,911	14,032	2,950	1,911	16,982	18,893	(6,941)	11,952	11,600
La Colina	Garden	Oct-99	Denton, TX	1984	264	1,374	9,143	597	1,374	9,740	11,114	(1,731)	9,383	5,956
La Jolla	Garden	May-98	San Antonio, TX	1975	300	2,074	11,809	1,503	2,074	13,312	15,386	(4,296)	11,090	7,140
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,816	1,152	1,342	8,968	10,310	(3,500)	6,809	4,681
Lafayette Commons	Garden	Mar-04	West Lafayette, OH	1979	49	187	1,012	146	187	1,158	1,345	(149)	1,197	887
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,611	8,646	5,183	38,257	43,440	(10,468)	32,971	26,225
Lake Forest Apartments	Garden	Jul-00	Omaha, NE	1971	312	1,892	12,839	960	1,892	13,799	15,691	(5,963)	9,728	8,479
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,266	9,411	4,447	1,266	13,858	15,124	(4,302)	10,822	6,307
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	3,849	761	1,652	4,610	6,261	(2,920)	3,341	5,695
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	16,128	1,858	2,822	17,986	20,807	(6,756)	14,051	14,328
Lakes at South Coast, The	Mid-Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	7,744	55,223	73,250	128,473	(10,183)	118,290	86,732
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	2,818	18,452	3,689	2,818	22,141	24,958	(10,005)	14,953	9,656
Lakeside (IL)	Garden	Oct-99	Lisle, IL	1972	568	4,142	30,209	3,302	4,142	33,510	37,653	(11,651)	26,002	21,988
Lakeside (NC)	Garden	Oct-05	Charlotte, NC	1981	216	1,144	9,336	16	1,144	9,352	10,496	(3,755)	6,741	2,724
Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,118	5,358	816	3,118	6,174	9,292	(1,584)	7,709	6,130
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,780	35,814	5,289	4,780	41,103	45,883	(15,744)	30,139	20,300
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	801	8,328	1,402	801	9,730	10,531	(3,234)	7,297	4,772
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,974	8,478	2,599	1,974	11,076	13,051	(3,452)	9,598	7,094
Landau	Garden	Oct-05	Clinton, SC	1970	80	47	2,837	3	47	2,839	2,887	(1,498)	1,389	471
Landings	Garden	Jan-01	Indianapolis, IN	1973	150	737	3,894	1,713	737	5,606	6,343	(2,280)	4,063	3,087
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,691	13,442	1,956	1,691	15,398	17,089	(6,479)	10,610	7,000
Las Brisas	Garden	Dec-95	San Antonio, TX	1983	176	1,082	5,214	1,405	1,082	6,619	7,701	(2,326)	5,375	3,587
Lasalle	Garden	Oct-00	San Francisco, CA	1976	145	1,256	10,359	8,444	1,256	18,803	20,059	(4,440)	15,619	3,286
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,305	11,257	3,705	1,305	14,962	16,267	(5,537)	10,730	10,765
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	1,114	13,455	190	1,114	13,645	14,759	(4,123)	10,636	9,246
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,694	9,569	1,830	1,694	11,398	13,092	(3,731)	9,361	6,353
Legend Oaks	Garden	May-98	Tampa, FL	1983	416	2,304	13,288	2,253	2,304	15,541	17,846	(5,001)	12,845	6,357
Leona	Garden	Dec-97	Uvalde, TX	1973	40	100	524	419	100	942	1,042	(379)	664	374
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,688	690	312	2,378	2,690	(942)	1,748	758
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	480	2,518	17,396	3,311	2,518	20,707	23,224	(3,930)	19,295	11,516

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	695	4,841	504	695	5,345	6,040	(1,147)	4,893	2,670
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	482	3,299	187	482	3,486	3,968	(592)	3,376	2,504
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	755	49,195	90,661	20,700	49,195	111,361	160,556	(7,727)	152,828	72,500
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	368	650	2,972	3,622	(551)	3,071	2,878
Lodge, The	Garden	Jan-00	Denver, CO	1973	376	1,987	13,935	2,328	1,987	16,263	18,250	(5,783)	12,467	6,471
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	1,968	11,594	1,385	1,968	12,979	14,947	(4,343)	10,604	4,584
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1970	208	1,297	7,445	7,411	1,297	14,856	16,153	(2,309)	13,844	8,467
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	727	7,740	2,309	727	10,049	10,776	(4,510)	6,266	5,088
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	2,161	1,662	11,665	13,327	(3,782)	9,545	5,783
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	539	2,159	216	539	2,375	2,914	(337)	2,577	2,020
Madera Point	Garden	May-98	Phoenix, AZ	1986	256	2,103	12,582	1,489	2,103	14,071	16,174	(4,747)	11,427	8,067
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	14,907	66,257	68,344	134,601	(11,179)	123,422	64,563
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	6,694	2,598	22,835	25,432	(4,826)	20,606	19,927
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	3,066	—	69,927	69,927	(8,170)	61,757	8,942
Mariner’s Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	10,034	15,802	1,517	25,836	27,353	(6,171)	21,182	11,813
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	3,893	1,435	28,426	29,861	(8,257)	21,604	5,633
Meadows	Garden	Dec-00	Austin, TX	1983	100	580	3,667	358	580	4,025	4,605	(1,637)	2,968	2,390
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,831	1,779	1,836	12,610	14,446	(2,442)	12,004	6,536
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,863	868	1,210	7,732	8,942	(2,604)	6,338	4,115
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	253	516	3,694	1,508	516	5,202	5,718	(1,182)	4,536	1,109
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	642	391	4,501	4,892	(1,771)	3,121	3,364
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	3,371	1,268	10,267	11,535	(4,502)	7,033	4,772
Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	685	2,614	2,607	685	5,221	5,906	(1,503)	4,403	2,949
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,841	1,536	2,546	16,376	18,923	(5,185)	13,737	7,421
Mulberry	High Rise	Mar-02	Scranton, PA	1981	206	1,120	4,487	889	1,120	5,376	6,496	(855)	5,641	2,623
New Baltimore	Mid-Rise	Mar-02	New Baltimore, MI	1980	101	570	2,282	214	570	2,496	3,066	(319)	2,747	1,031
New West 111th St Apartments	High Rise	Oct-02	New York, NY	1929	74	523	2,863	482	523	3,345	3,868	(601)	3,267	3,520
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,150	7,862	272	1,150	8,135	9,285	(1,802)	7,482	7,763
Newport	Garden	Jul-94	Avondale, AZ	1986	204	800	4,354	1,896	800	6,251	7,051	(2,641)	4,410	3,898
North River Place	Garden	Jul-02	Chillicothe, OH	1980	120	858	3,351	234	858	3,585	4,443	(1,104)	3,339	2,586
North Slope	Garden	Oct-02	Greenville, SC	1984	156	1,670	5,756	403	1,670	6,159	7,828	(1,342)	6,486	3,745
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	810	487	2,127	2,614	(775)	1,839	1,129
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,280	14,334	11,580	2,280	25,914	28,194	(4,430)	23,764	21,168
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	792	500	2,805	3,305	(635)	2,670	2,044
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,667	9,260	983	2,667	10,244	12,911	(1,322)	11,589	6,647
Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,080	14,435	1,554	16,080	15,989	32,069	(3,709)	28,361	21,275
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,420	1,695	1,017	7,115	8,132	(1,586)	6,546	4,069
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	1,020	5,888	838	1,020	6,727	7,746	(2,603)	5,143	2,550
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	410	10,048	16,771	5,330	10,048	22,101	32,149	(7,384)	24,765	23,487
Oak Run Apartments	Garden	Oct-02	Dallas, TX	1979	420	5,160	13,836	1,458	5,160	15,295	20,455	(6,772)	13,683	8,500
Oakwood Apartments	Town Home	Mar-04	Cuthbert, GA	1982	50	188	1,058	160	188	1,217	1,405	(411)	995	1,762
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	9	95	507	602	(72)	530	473
Oakwood Miami	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	1,410	31,363	33,624	64,987	(1,595)	63,392	47,377
Oakwood Village On Lake Nancy	Garden	Oct-99	Winter Park, FL	1973	278	1,134	11,074	1,756	1,134	12,830	13,964	(5,233)	8,731	8,340
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	1,908	2,132	14,764	16,896	(4,163)	12,733	10,295
Oceanfront	Garden	Nov-96	Galveston, TX	1985	102	513	3,045	5,098	513	8,143	8,656	(1,588)	7,068	1,631
O’Fallon	Garden	Mar-02	O’Fallon, IL	1982	132	870	3,466	317	870	3,783	4,653	(695)	3,958	4,105
Okemos Station	Garden	Oct-02	Okemos, MI	1981	112	550	3,644	290	550	3,933	4,484	(923)	3,561	2,646
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	214	2,865	338	214	3,202	3,416	(1,296)	2,121	2,832
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,463	1,234	581	4,697	5,278	(1,007)	4,272	3,604
One Lytle Place	High Rise	Jan-00	Cincinnati, OH	1980	231	2,662	21,800	3,256	2,662	25,056	27,718	(4,621)	23,097	11,946

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Orchidtree	Garden	Oct-97	Scottsdale, AZ	1971	278	2,314	13,140	3,223	2,314	16,362	18,676	(5,607)	13,069	5,545
Oxford House	Mid-Rise	Mar-02	Deactur, IL	1979	156	993	4,164	251	993	4,415	5,408	(899)	4,509	3,779
Palazzo at Park La Brea	Mid-Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	2,196	47,822	127,660	175,483	(8,577)	166,906	87,664
Palazzo East at Park La Brea, The	Mid-Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	2,965	61,004	139,469	200,473	(3,962)	196,511	112,524
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,262	8,046	2,804	24,309	27,112	(7,746)	19,366	12,242
Palm Lake	Garden	Oct-99	Tampa, FL	1972	150	861	5,252	1,608	861	6,860	7,721	(3,549)	4,172	2,631
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	7,015	218	—	7,233	7,233	(1,015)	6,218	3,880
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	570	2,288	265	570	2,553	3,123	(462)	2,661	2,392
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1970	130	647	3,515	2,616	647	6,132	6,779	(2,401)	4,378	3,450
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,162	1,860	1,025	8,023	9,048	(2,131)	6,917	4,330
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	175	522	253	175	775	951	(936)	14	2,348
Park Avenue Towers	Garden	Oct-00	Wilkes-Barre, PA	1978	130	292	2,546	492	292	3,038	3,330	(1,278)	2,052	2,211
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	731	5,215	1,158	731	6,373	7,104	(2,544)	4,560	4,922
Park Place	Mid-Rise	Jun-05	St Louis, MO	1977	242	742	6,327	1,628	742	7,955	8,697	(492)	8,205	10,000
Park Place Texas	Garden	Mar-02	Cleveland, TX	1983	60	390	1,587	205	390	1,792	2,182	(285)	1,897	1,918
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	979	10,451	47,301	25,483	10,451	72,783	83,234	(8,607)	74,627	35,284
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	7,682	30,660	—	7,682	30,660	38,342	(4,374)	33,968	31,337
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,726	12,590	6,011	1,726	18,601	20,327	(4,714)	15,613	6,770
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,060	4,240	779	1,060	5,019	6,079	(712)	5,367	2,770
Parkview NY	Mid-Rise	Jun-04	Bronx, NY	1920	72	247	3,007	457	247	3,464	3,712	(1,347)	2,364	1,711
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	1,346	386	4,180	4,566	(2,163)	2,403	4,939
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	3,484	3,684	26,741	30,425	(2,814)	27,611	24,350
Pavillion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	290	—	15,705	15,705	(1,357)	14,348	10,395
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	295	4,683	11,713	8,737	4,683	20,450	25,133	(5,978)	19,155	11,215
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	2,016	19,985	3,433	2,016	23,418	25,435	(8,468)	16,966	10,507
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,790	6,883	404	1,790	7,287	9,077	(2,130)	6,948	5,536
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,169	1,678	844	6,846	7,691	(1,797)	5,893	4,043
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	1,229	7,835	6,453	14,288	(1,306)	12,982	6,170
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	883	3,975	6,918	10,893	(1,050)	9,843	4,363
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,899	1,627	2,095	13,527	15,622	(4,374)	11,247	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	1,423	603	4,741	5,343	(1,411)	3,932	2,073
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	100	420	1,698	632	420	2,330	2,750	(450)	2,300	2,069
Plantation Creek	Garden	Oct-02	Atlanta, GA	1976	484	3,000	25,328	2,733	3,000	28,061	31,062	(11,081)	19,981	13,952
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,106	9,202	1,366	1,106	10,569	11,675	(4,241)	7,434	4,124
Plantation Gardens	Garden	Oct-99	Plantation, FL	1971	372	3,732	19,025	2,718	3,732	21,742	25,474	(9,235)	16,239	8,529
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	1,649	1,188	4,280	5,468	(96)	5,372	—
Pleasant Ridge	Garden	Nov-94	Little Rock, AR	1982	200	1,661	9,111	3,602	1,661	12,713	14,374	(4,888)	9,485	5,670
Pleasant Valley Pointe	Garden	Nov-94	Little Rock, AR	1985	112	907	5,085	1,682	907	6,767	7,674	(2,684)	4,990	2,916
Plum Creek	Garden	Oct-02	Charlotte, NC	1984	276	3,076	9,144	498	3,076	9,642	12,718	(1,552)	11,166	7,524
Plummer Village	Mid-Rise	Mar-02	North Hills, CA	1983	75	624	2,647	521	624	3,168	3,792	(474)	3,318	—
Point West Apartments	Garden	Dec-97	Lenexa, KS	1985	172	912	5,580	1,253	912	6,833	7,745	(2,320)	5,426	4,965
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,041	7,907	1,266	1,041	9,173	10,214	(3,391)	6,823	4,380
Prairie Hills	Garden	Jul-94	Albuquerque, NM	1985	260	2,017	9,220	2,300	2,017	11,520	13,537	(4,686)	8,851	5,200
Presidential House	Mid-Rise	Sep-05	N. Miami Beach, FL	1963	203	1,362	10,614	550	1,362	11,164	12,527	(4,408)	8,118	4,888
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,598	8,944	4,421	1,598	13,365	14,963	(4,533)	10,431	4,933
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,278	102	2,349	2,451	(848)	1,603	1,139
Privado Park	Garden	May-98	Phoenix, AZ	1984	352	2,563	15,026	1,823	2,563	16,849	19,412	(6,210)	13,202	7,415
Promontory Point Apartments	Garden	Oct-02	Austin, TX	1984	252	1,470	10,815	781	1,470	11,596	13,066	(4,313)	8,754	3,647
Quail Hollow	Garden	Oct-99	West Columbia, SC	1973	215	1,091	7,872	1,642	1,091	9,515	10,606	(3,156)	7,449	4,633
Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,173	1,727	1,559	10,899	12,459	(3,972)	8,486	5,160
Quail Run	Garden	Oct-99	Columbia, SC	1970	332	1,747	12,938	1,561	1,747	14,499	16,246	(5,569)	10,677	7,697

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,803	1,011	1,222	7,814	9,036	(2,601)	6,435	5,110
Ramblewood Apartments	Garden	Dec-99	Grand Rapids, MI	1973	1,698	9,500	61,769	10,916	9,500	72,686	82,186	(17,068)	65,118	31,955
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,888	10,632	1,349	4,888	11,980	16,869	(5,055)	11,814	11,183
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	1,811	18,680	1,014	1,811	19,694	21,506	(7,217)	14,288	14,913
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	1,239	18,439	10,289	1,239	28,727	29,966	(8,572)	21,394	12,889
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,052	11,607	1,390	3,052	12,997	16,048	(2,062)	13,986	10,700
Reflections (Tampa)	Garden	Sep-00	Tampa, FL	1988	348	7,976	13,499	2,083	7,976	15,583	23,559	(2,868)	20,691	13,500
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	3,049	15,988	16,733	32,721	(4,150)	28,572	25,109
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	2,244	5,504	12,228	17,732	(2,629)	15,103	9,653
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,812	9,933	4,176	1,812	14,110	15,922	(6,876)	9,046	6,700
Ridgecrest	Garden	Dec-96	Denton, TX	1983	152	288	1,269	2,001	288	3,270	3,558	(183)	3,375	3,708
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	700	2,804	424	700	3,228	3,928	(420)	3,508	2,000
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	396	698	3,199	3,897	(567)	3,330	1,998
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	166	30,578	30,804	61,382	(844)	60,537	44,452
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	3,096	17,728	21,433	39,162	(5,747)	33,415	24,000
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	1,290	893	5,418	6,311	(2,102)	4,208	3,965
Rivercreek	Garden	Apr-00	Augusta, GA	1980	224	665	6,927	1,311	665	8,237	8,902	(2,806)	6,096	3,416
Rivercrest	Garden	Oct-99	Atlanta, GA	1970	312	2,320	16,370	3,211	2,320	19,580	21,900	(5,682)	16,218	10,625
Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	29,790	2,120	41,077	43,197	(8,742)	34,455	23,667
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	732	5,019	464	732	5,483	6,215	(2,150)	4,065	3,461
Riverside	Mid-Rise	Jul-94	Littleton, CO	1987	248	1,956	8,427	2,834	1,956	11,261	13,217	(4,592)	8,624	8,279
Riverside Park	High Rise	Apr-00	Alexandria, VA	1973	1,222	8,382	70,084	13,369	8,382	83,454	91,836	(31,980)	59,856	52,224
Riverwalk	Garden	Dec-95	Little Rock, AR	1988	262	1,075	8,863	2,515	1,075	11,379	12,454	(4,105)	8,349	5,034
Riverwind at St. Andrews	Garden	Apr-02	Columbia, SC	1984	160	1,246	4,370	119	1,246	4,489	5,735	(846)	4,889	4,652
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,032	3,424	1,002	1,032	4,426	5,458	(1,178)	4,281	3,613
Robbie Robinson	Garden	Oct-05	Savannah, GA	1921	100	554	3,097	—	554	3,097	3,651	(23)	3,628	3,769
Rocky Creek	Garden	Oct-99	Augusta, GA	1979	120	424	3,633	511	424	4,144	4,568	(1,644)	2,925	2,168
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	25	194	1,202	1,396	(327)	1,069	929
Rosewood	Garden	Mar-02	Camarillo, CA	1976	150	12,128	8,060	1,662	12,128	9,722	21,850	(1,554)	20,295	7,775
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	1,015	4,387	485	1,015	4,873	5,888	(853)	5,036	3,962
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	954	5,832	12,998	18,830	(2,621)	16,209	10,313
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	1,515	25,178	30,301	55,479	(6,417)	49,062	31,479
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,231	45,562	2,822	68,231	48,384	116,614	(9,698)	106,916	55,329
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	5,159	51,292	41,967	93,259	(8,896)	84,362	48,824
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	1,713	22,433	25,808	48,241	(5,011)	43,230	25,887
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	1,435	832	6,004	6,836	(2,223)	4,613	2,525
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,933	7,341	363	1,933	7,704	9,637	(1,261)	8,376	4,458
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,503	10,499	1,433	12,503	11,932	24,435	(2,951)	21,485	12,100
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	2,233	5,934	18,285	24,219	(3,788)	20,432	12,028
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,106	6,559	1,995	2,106	8,554	10,660	(2,649)	8,011	8,628
Runaway Bay (NC)	Garden	Oct-00	Charlotte, NC	1985	280	2,233	9,860	1,815	2,233	11,675	13,908	(2,989)	10,920	8,128
Runaway Bay (Virginia Beach)	Garden	Nov-04	Virginia Beach, VA	1985	440	8,089	17,182	849	8,089	18,031	26,120	(797)	25,323	17,569
Runawaybay I	Garden	Sep-03	Columbus, OH	1982	304	2,273	11,980	1,187	2,273	13,167	15,440	(4,388)	11,053	10,464
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	837	4,109	1,974	837	6,084	6,921	(2,227)	4,694	3,493
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	506	8,038	53	506	8,091	8,597	(4,233)	4,364	1,063
San Juan Del Centro	Mid-Rise	Sep-05	Boulder, CO	1971	150	719	6,746	15	719	6,761	7,480	(3,402)	4,078	947
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	978	5,542	1,703	978	7,245	8,223	(2,206)	6,017	2,364
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	4,957	3,511	26,353	29,865	(7,083)	22,781	20,931
Sands Point Apartments	Garden	Jan-00	Phoenix, AZ	1985	432	2,255	15,545	2,281	2,255	17,826	20,081	(6,822)	13,259	11,000
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	1,490	1,650	8,089	9,739	(1,255)	8,484	4,431
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	153	1,736	552	153	2,287	2,440	(1,106)	1,334	1,222

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	1,370	13,960	22,101	36,061	(5,034)	31,027	22,971
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,443	8,137	2,087	1,443	10,223	11,666	(3,269)	8,397	2,899
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,540	9,852	7,130	10,540	16,982	27,523	(3,888)	23,635	12,821
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	460	4,880	270	460	5,151	5,610	(2,258)	3,352	2,745
Shadetree	Garden	Oct-97	Tempe, AZ	1965	123	591	3,359	1,631	591	4,991	5,582	(1,814)	3,768	1,571
Shadow Creek	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,886	1,920	2,016	13,806	15,822	(4,650)	11,172	5,600
Sharp-Leadenhall I	Town Home	Mar-04	Baltimore, MD	1981	155	1,399	5,434	320	1,399	5,754	7,153	(1,112)	6,041	5,754
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	171	1,636	259	171	1,895	2,066	(756)	1,310	1,169
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	3,677	18,492	60,874	79,366	(16,172)	63,193	31,500
Sheraton Towers	High Rise	Mar-02	High Point, NC	1981	97	525	2,159	608	525	2,768	3,293	(372)	2,921	3,303
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	633	8,610	10,386	633	18,997	19,630	(5,247)	14,383	3,458
Sienna Bay	Garden	Apr-00	St. Petersburg, FL	1984	276	1,556	9,141	3,116	1,556	12,257	13,812	(3,686)	10,126	11,000
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,485	12,653	2,879	1,485	15,532	17,017	(5,831)	11,186	7,704
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	1,912	2,810	19,491	22,301	(4,235)	18,066	8,255
Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	775	3,765	1,411	775	5,176	5,952	(1,856)	4,095	4,525
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1990	67	751	2,859	1,202	751	4,061	4,812	(1,549)	3,263	1,978
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,668	1,741	3,436	21,409	24,845	(6,516)	18,329	18,900
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,727	4,569	4,315	21,296	25,611	(7,609)	18,001	9,939
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	582	663	3,352	4,015	(674)	3,342	—
South Park	Garden	Mar-02	Elyria, OH	1970	138	200	931	709	200	1,641	1,841	(363)	1,478	607
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,075	3,991	2,224	16,066	18,291	(6,424)	11,867	7,921
Southridge	Garden	Dec-00	Greenville, TX	1984	160	695	4,416	1,345	695	5,761	6,456	(2,450)	4,005	3,321
Spectrum Pointe	Garden	Jul-94	Marietta, GA	1984	196	1,029	5,651	2,954	1,029	8,605	9,634	(3,427)	6,207	4,008
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2,899	14,335	99,108	28,780	14,335	127,888	142,223	(42,393)	99,830	113,500
Springhouse (GA)	Garden	Oct-02	Augusta, GA	1985	244	1,972	7,397	140	1,972	7,536	9,508	(1,255)	8,253	6,549
Springhouse (KY)	Garden	Mar-04	Lexington, KY	1986	224	2,126	6,721	224	2,126	6,945	9,072	(1,156)	7,916	6,669
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,488	10,331	424	3,488	10,755	14,243	(2,078)	12,165	8,600
Springhouse (TX)	Garden	Oct-02	Dallas, TX	1983	372	3,391	9,619	1,557	3,391	11,176	14,567	(1,698)	12,870	10,300
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	5,354	14,492	1,551	5,354	16,043	21,397	(630)	20,767	16,600
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	2,899	9,693	409	2,899	10,101	13,001	(240)	12,761	7,096
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	971	3,985	582	971	4,568	5,538	(1,192)	4,346	2,803
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	855	3,241	5,949	9,190	(1,410)	7,780	4,300
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	2,149	706	6,182	6,888	(1,484)	5,404	—
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	7,601	8,029	1,092	7,601	9,121	16,722	(2,255)	14,467	12,425
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	1,582	3,675	17,693	21,368	(3,745)	17,623	11,759
Steeplechase (OH)	Garden	May-99	Loveland, OH	1988	272	1,975	9,264	1,345	1,975	10,609	12,585	(3,335)	9,249	7,242
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	6,438	9,596	1,058	6,438	10,654	17,091	(1,596)	15,495	14,200
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	536	8,414	53,515	7,691	8,414	61,206	69,620	(19,334)	50,286	21,001
Sterling Village	Garden	Mar-02	San Bernadino, CA	1983	80	1,177	2,925	125	1,177	3,050	4,226	(492)	3,734	1,816
Stirling Court Apartments	Garden	Nov-96	Houston, TX	1984	228	913	4,953	1,700	913	6,653	7,567	(1,749)	5,817	3,893
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	2,092	13,593	11,439	25,032	(4,174)	20,858	11,901
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1980	296	1,541	8,636	2,381	1,541	11,018	12,559	(2,975)	9,584	5,208
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,583	8,587	2,670	1,583	11,257	12,839	(3,782)	9,057	6,202
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,736	272	488	9,008	9,495	(1,359)	8,136	3,346
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	313	1,895	510	313	2,405	2,718	(443)	2,276	652
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,306	275	3,171	3,447	(599)	2,848	2,239
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,670	1,712	2,167	14,381	16,549	(4,847)	11,702	5,598
Stratford, The	Garden	May-98	San Antonio, TX	1979	269	1,825	10,748	1,430	1,825	12,178	14,003	(4,464)	9,539	4,800
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,508	2,241	662	5,749	6,410	(1,094)	5,316	7,460
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,211	6,037	775	1,211	6,812	8,023	(1,859)	6,165	3,229
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	4,624	4,551	30,167	34,718	(9,700)	25,018	24,445

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Sun River Village	Garden	Oct-99	Tempe, AZ	1981	334	1,858	13,837	1,820	1,858	15,656	17,514	(6,319)	11,195	8,835
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	936	6,059	1,718	936	7,777	8,713	(2,101)	6,612	4,385
Sunlake	Garden	Sep-98	Brandon, FL	1986	88	610	4,062	823	610	4,886	5,496	(1,786)	3,710	2,267
Sycamore Creek	Garden	Apr-00	Cincinnati, OH	1978	295	1,984	9,614	2,822	1,984	12,436	14,420	(3,479)	10,941	7,301
Talbot Woods	Garden	Sep-04	Middleboro, MA	1972	121	5,852	4,719	1,275	5,852	5,994	11,846	(330)	11,516	6,409
Tamarac Pines Apartments	Garden	Sep-05	The Woodlands, TX	1980	300	1,149	5,969	4,596	1,149	10,565	11,714	(587)	11,127	9,233
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,413	21,411	4,157	3,413	25,568	28,981	(8,742)	20,239	18,614
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	694	6,855	1,965	694	8,820	9,514	(3,190)	6,325	4,125
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,288	13,999	2,897	1,288	16,896	18,183	(4,534)	13,650	4,674
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	863	1,323	8,018	9,342	(3,086)	6,256	3,312
Tempo, The	High Rise	Sep-04	New York, NY	1900	202	68,006	12,140	742	68,006	12,882	80,888	(397)	80,491	32,507
Terry Manor	Mid-Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	—	1,775	5,848	7,623	(154)	7,469	—
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,184	8,077	1,193	1,184	9,269	10,453	(3,001)	7,453	5,125
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,457	2,121	778	6,578	7,356	(2,593)	4,763	2,825
Timbertree	Garden	Oct-97	Phoenix, AZ	1980	387	2,292	13,000	3,064	2,292	16,064	18,356	(5,697)	12,659	6,018
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	4,943	1,046	872	5,990	6,862	(913)	5,949	2,830
Township At Highlands	Garden	Nov-96	Littleton, CO	1986	161	1,615	9,773	3,813	1,615	13,586	15,202	(4,072)	11,130	5,979
Trails	Garden	Apr-02	Nashville, TN	1985	248	685	10,242	756	685	10,997	11,682	(4,993)	6,689	3,891
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	14,985	2,978	2,650	17,963	20,613	(6,319)	14,295	7,305
Treetops	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	6,990	3,703	69,450	73,154	(12,638)	60,516	34,631
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	655	1,150	5,310	6,460	(978)	5,482	3,923
Trinity Apartments	Garden	Dec-97	Irving, TX	1985	496	2,053	12,387	2,827	2,053	15,214	17,266	(4,531)	12,735	5,653
Twentynine Palms	Garden	Mar-02	Twenty-Nine Palms, CA	1983	48	311	1,247	280	311	1,527	1,838	(291)	1,547	1,451
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,636	19,461	5,212	2,636	24,673	27,309	(10,314)	16,995	11,059
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	2,018	12,754	1,783	2,018	14,537	16,556	(5,059)	11,497	9,914
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	263	12,708	7,547	263	20,255	20,519	(2,282)	18,237	14,649
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,337	16,377	996	4,337	17,373	21,710	(2,458)	19,251	16,917
Vantage Pointe	Mid-Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	674	4,749	10,762	15,511	(1,814)	13,697	8,800
Ventura Landing	Garden	Oct-02	Orlando, FL	1973	184	827	8,263	818	827	9,081	9,908	(4,124)	5,784	3,749
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,848	8,400	509	1,848	8,909	10,757	(869)	9,888	7,113
Versailles	Garden	Apr-02	Fort Wayne, IN	1969	156	369	6,104	506	369	6,610	6,979	(2,453)	4,527	2,242
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	250	215	1,139	1,354	(261)	1,093	908
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	121	7,294	4,861	1,067	7,294	5,928	13,222	(1,089)	12,134	4,739
Villa Hermosa Apartments	Mid-Rise	Oct-02	New York, NY	1920	272	1,815	10,312	2,158	1,815	12,470	14,285	(3,907)	10,378	7,561
Villa La Paz	Garden	Jun-98	Sun City, CA	1990	96	573	3,370	575	573	3,946	4,519	(1,101)	3,417	2,765
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	626	3,720	1,038	626	4,758	5,384	(1,060)	4,324	—
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,261	3,237	2,446	16,498	18,944	(6,521)	12,423	13,351
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,757	1,808	1,618	11,565	13,182	(3,699)	9,483	7,000
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	906	5,807	1,070	906	6,878	7,784	(2,691)	5,093	2,000
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	830	5,784	682	830	6,467	7,297	(2,408)	4,889	3,922
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	570	6,564	425	570	6,988	7,558	(2,813)	4,745	3,181
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,213	16,975	6,831	2,213	23,806	26,019	(7,101)	18,919	12,426
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	33	370	1,639	2,009	(271)	1,738	1,432
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1970	722	5,630	42,778	8,504	5,630	51,282	56,912	(13,046)	43,867	26,945
Village, The	Garden	Jan-00	Barndon, FL	1986	112	570	5,700	744	570	6,444	7,015	(2,353)	4,662	5,343
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,521	35,166	20,410	4,521	55,576	60,097	(16,098)	43,998	40,000
Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,309	5,513	911	1,309	6,424	7,733	(1,374)	6,360	5,632
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	544	8,621	49,415	58,036	(5,043)	52,993	36,138
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,830	15,148	1,685	1,830	16,833	18,662	(6,577)	12,085	7,797
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	1,561	804	6,512	7,316	(2,179)	5,137	3,305
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	225	380	1,746	2,126	(328)	1,798	1,656

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Vista Ventana	Garden	May-98	Phoenix, AZ	1982	275	1,850	10,869	1,396	1,850	12,265	14,115	(4,235)	9,879	5,160
Walnut Springs	Garden	Dec-96	San Antonio, TX	1983	224	970	5,119	1,697	970	6,816	7,786	(3,016)	4,769	3,372
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	541	625	3,061	3,686	(597)	3,088	3,131
Washington Square West	Mid-Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	2,298	555	13,466	14,021	(1,707)	12,315	4,089
Waterford Apartments, The	Garden	Nov-96	Houston, TX	1984	312	983	6,801	2,470	983	9,271	10,254	(2,473)	7,782	4,497
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	1,533	28,585	29,634	58,219	(6,873)	51,347	34,138
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	2,256	4,504	13,320	17,824	(4,372)	13,451	9,477
Webb Bridge Crossing	Garden	Sep-04	Alpharetta, GA	1985	164	959	6,261	1,051	959	7,311	8,270	(2,078)	6,192	5,372
West 135th Street	Mid-Rise	Dec-97	New York, NY	1979	198	1,212	8,031	3,704	1,212	11,735	12,947	(4,171)	8,776	7,793
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1,381	3,684	27,139	12,074	3,684	39,212	42,896	(10,319)	32,577	10,505
West Winds	Garden	Mar-04	Columbia, SC	1981	100	501	3,968	465	501	4,433	4,934	(1,252)	3,682	2,190
West Winds	Garden	Oct-02	Orlando, FL	1985	272	3,122	10,683	1,006	3,122	11,689	14,811	(2,066)	12,745	6,952
West Woods	Garden	Oct-00	Annappolis, MD	1981	57	1,557	1,891	627	1,557	2,518	4,075	(560)	3,514	1,708
Westgate	Garden	Oct-99	Houston, TX	1971	313	1,920	11,222	2,242	1,920	13,464	15,384	(3,457)	11,927	7,584
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,384	1,061	2,921	12,446	15,366	(4,523)	10,843	7,984
Westwood Terrace	Mid-Rise	Mar-02	Moline, IL	1976	97	720	3,242	368	720	3,611	4,330	(497)	3,833	2,208
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	775	6,339	18,714	25,053	(3,373)	21,680	14,198
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	251	215	1,190	1,404	(250)	1,154	1,023
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	1,895	223	5,046	5,269	(230)	5,039	1,981
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	1,559	1,225	8,482	9,707	(2,678)	7,030	3,163
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	16	247	962	1,209	(195)	1,014	761
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	234	1,010	4,282	5,292	(553)	4,739	4,872
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	262	410	1,942	2,352	(286)	2,066	1,765
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,659	2,685	1,227	9,344	10,571	(3,650)	6,922	4,464
Williamsburg	Garden	May-98	Rolling Meadows, IL	1985	329	2,717	15,437	3,332	2,717	18,769	21,486	(6,077)	15,409	10,110
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,432	8,175	1,079	1,432	9,254	10,686	(3,107)	7,579	5,181
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	899	7,796	1,590	899	9,386	10,285	(4,239)	6,046	6,287
Willowick	Garden	Oct-99	Greenville, SC	1974	180	537	4,775	666	537	5,441	5,978	(2,501)	3,476	2,700
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	61	1,051	901	1,952	(133)	1,819	1,107
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,234	512	104	2,746	2,850	(675)	2,174	—
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,265	3,912	1,272	1,265	5,183	6,449	(1,313)	5,135	4,797
Windmere	Garden	Jan-03	Houston, TX	1982	257	2,150	10,796	461	2,150	11,257	13,406	(3,234)	10,172	5,398
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,272	1,098	1,406	9,370	10,776	(3,271)	7,505	5,040
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	1,878	24,960	19,468	44,428	(6,206)	38,222	28,999
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	1,816	3,696	11,844	15,540	(2,743)	12,797	9,426
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,326	8,329	1,695	1,326	10,024	11,350	(3,034)	8,316	4,523
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	1,027	307	3,136	3,443	(1,318)	2,125	3,036
Windsor Landing	Garden	Oct-97	Morrow, GA	1991	200	1,642	9,303	1,508	1,642	10,811	12,453	(3,366)	9,087	4,160
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	1,072	4,279	17,043	21,321	(3,590)	17,731	13,758
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,079	2,642	1,595	11,721	13,316	(3,471)	9,845	2,800
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	3,989	300	7,062	7,362	(294)	7,068	4,015
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,399	13,123	1,539	1,399	14,663	16,062	(5,770)	10,292	6,904
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,187	15,971	1,333	2,187	17,304	19,491	(6,988)	12,503	10,474
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	211	41	440	481	(352)	129	451
Woodhill	Garden	Dec-00	Denton, TX	1984	352	1,530	10,477	1,529	1,530	12,006	13,537	(4,696)	8,841	8,113
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,728	957	658	4,685	5,343	(1,565)	3,778	1,598
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	—	541	3,875	4,416	(160)	4,256	—
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	600	3,617	875	600	4,492	5,092	(1,754)	3,338	2,695
Woodland Village I	Garden	Oct-99	Columbia, SC	1970	308	1,475	11,780	1,836	1,475	13,617	15,092	(5,861)	9,230	7,145
Woodridge	Garden	Mar-04	Galloway, OH	1986	70	380	1,476	131	380	1,607	1,987	(147)	1,840	1,275
Woods Edge	Garden	Nov-04	Indianapolis, IN	1981	190	495	6,238	182	495	6,420	6,915	(785)	6,131	4,849

									December 31, 2005
						(2)
						Initial Cost		(3)
		(1)						Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	2,339	20,402	392	2,339	20,793	23,132	(6,437)	16,695	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,427	11,698	1,633	1,427	13,331	14,758	(5,297)	9,461	4,253
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,549	1,908	961	7,457	8,418	(1,895)	6,522	6,981
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	972	9,070	10,183	972	19,253	20,225	(3,632)	16,594	9,887
Yadkin	Mid-Rise	Mar-04	Salisbury, NC	1912	67	242	1,982	199	242	2,181	2,422	(704)	1,719	1,850
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,971	18,163	2,105	2,971	20,267	23,239	(3,209)	20,030	15,857
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,457	3,231	1,968	14,688	16,656	(4,779)	11,877	5,090
Other (4)					—	1,235	4,360	294	1,235	4,654	5,889	(1,099)	4,790	—

					156,694	$2,299,039	$6,919,461	$1,771,321	$2,299,039	$8,690,782	$10,989,821	$(2,238,114)	$8,751,707	$5,667,243

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels and commercial properties.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Real Estate
Balance at beginning of year	$10,075,611	$9,196,105	$8,842,516
Additions during the year:
Newly consolidated assets(1)	260,715	277,580	262,054
Acquisitions	288,212	393,088	192,365
Foreclosures	—	2,022	—
Capital expenditures	436,781	301,937	245,528
Deductions during the year:
Casualty and other write-offs	(18,872)	(13,869)	(15,404)
Assets held for sale reclassification(2)	(52,626)	(81,252)	(28,845)
Sales(3)	—	—	(302,109)

Balance at end of year	$10,989,821	$10,075,611	$9,196,105

Accumulated Depreciation
Balance at beginning of year	$1,847,160	$1,563,002	$1,378,085
Additions during the year:
Depreciation	412,701	346,156	304,537
Newly consolidated assets(1)	40,277	(31,209)	(20,960)
Deductions during the year:
Casualty and other write-offs	(3,191)	(4,038)	(7,372)
Assets held for sale reclassification(2)	(58,833)	(26,751)	(27,750)
Sales(3)	—	—	(63,538)

Balance at end of year	$2,238,114	$1,847,160	$1,563,002

(1)	Includes acquisition of limited partnership interests and related activity.

(2)	Represents activity on properties that have been sold or classified as held for sale that is included in the line items above.

(3)	Effective in fourth quarter of 2003 and on a prospective basis, all properties sold were classified as held for sale and, therefore, reclassified in the prior period balances.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to Aimco’s Current Report on Form 8-K/ A, filed February 11, 1999, is incorporated herein by this reference)
10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

Exhibit No.	Description

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to Aimco’s Annual Report on Form 10-K/ A for the fiscal year 2000, is incorporated herein by this reference)
10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

Exhibit No.	Description

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29	Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30	Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31	Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.32	Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)
10.34	Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35	Thirty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 29, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.36	Thirty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 30, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, is incorporated herein by this reference)
10.37	Thirty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 16, 2003 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.38	Thirty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 24, 2003 (Exhibit 10.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, is incorporated herein by this reference)
10.39	Thirty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 30, 2004 (Exhibit 10.39 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.40	Thirty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 17, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by this reference)
10.41	Fortieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 18, 2004 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by this reference)
10.42	Forty-first Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 24, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)

Exhibit No.	Description

10.43	Forty-second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.44	Forty-third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 30, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.45	Forty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 2004 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29,2004, is incorporated herein by this reference)
10.46	Forty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 18, 2005, is incorporated herein by this reference)
10.47	Forty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated February 28, 2005, is incorporated herein by this reference)
10.48	Forty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 31, 2005 (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2005, is incorporated herein by this reference)
10.49	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/ Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.50	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/ Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.51	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.52	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.53	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.54	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.55	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.56	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.57	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

Exhibit No.	Description

10.58	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement