Form 10-K
period 2006-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2007-03-01
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was approximately $4.1 billion as of June 30, 2006. As of February 23, 2007, there were 97,577,459 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 30, 2007 are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for residents in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Company

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2006, we owned or managed a real estate portfolio of 1,256 apartment properties containing 216,413 apartment units located in 46 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2006, we were the largest owner of apartment properties in the United States. Our portfolio includes garden style, mid-rise and high-rise properties.

We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity method. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we manage (both property and asset) but do not own an equity interest in other properties, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2006:

	Total Portfolio
	Properties	Units

Consolidated properties	703	162,432
Unconsolidated properties	102	11,791
Property management for third parties	41	3,573
Asset management for third parties	410	38,617

Total	1,256	216,413

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2006, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. At December 31, 2006, we had 96,820,252 shares of our Common Stock outstanding and the Aimco Operating Partnership had 10,135,562 common OP Units and equivalents outstanding for a combined total of 106,955,814 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

Since our initial public offering in July 1994, we have completed numerous transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,256 properties with 216,413 apartment units as of December 31, 2006. These transactions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers.

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

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2006, our chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.

Financial Information About Industry Segments

We operate in two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). For further information on these segments, see Note 16 of the consolidated financial statements in Item 8, and Management’s Discussion and Analysis in Item 7.

Business Overview

Our principal objective is to increase long-term stockholder value, which we believe results from increasing asset values, increasing operating cash flows and long-term, predictable Funds From Operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), less capital spending for replacements. For a description of the meaning of FFO and its use and limitations as an operating measure, see the discussion titled “Funds From Operations” in Item 7.

We strive to meet our objectives by focusing on property operations, generation of fees, portfolio management, reinvestment in properties, increasing land values through entitlements, managing our cost of capital by using leverage that is largely long-term, non-recourse and property specific, and managing our general and administrative costs through increasing productivity.

Property Operations

We divide property operations into two business components: conventional and affordable. Our conventional operations, which are market-rate apartments with rents paid by the resident, include 469 properties with 135,289 units. Aimco Capital conducts our affordable operations of 336 properties with 38,934 units, which typically are apartments with rents frequently subsidized or paid by a government agency.

Our property operations are characterized by diversification of product, location and price point. We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 46 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $500 and $1,100 per month, and reaching as high as $6,500 per month at some of our premier properties. This geographic diversification insulates us, to some degree, from inevitable downturns in any one market.

Conventional

Our conventional operations are organized into four divisions, each of which is supervised by a Division Vice President, or DVP, and are further sub-divided into 17 regional operating centers, or ROCs. As changes in our portfolio occur, we reevaluate this structure. A Regional Vice President, or RVP, supervises each ROC. The ROCs are generally smaller business units with specialized operational, financial and human resource leadership. We seek to improve the operating results from our property operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations to the RVP with oversight from extensive regular reviews with senior management. To enable the RVPs to focus on sales and service, as well as improve financial control and budgeting, we have dedicated a regional financial officer to support each RVP. In addition, our construction services group handles all work on site beyond routine maintenance, thus reducing the need for RVPs to spend time on oversight of construction projects. We continue to improve our corporate-level oversight of conventional property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:

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

•	Controlling Expenses. Cost controls are accomplished by local focus at the ROC level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology. We expanded our local vendor consolidation program and implemented an electronic procurement system to provide better ongoing control over purchasing decisions and to take advantage of volume discounts. We also are implementing initiatives to retain our current residents and reduce the time and costs associated with resident turnover. Additionally, we have focused on energy management and centralized media programs to control expenses.

•	Ancillary Services. We believe that our ownership and management of properties provide us with unique access to a customer base that allows us to provide additional services and thereby increase occupancy and rents, while also generating incremental revenue. We currently provide cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

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

Portfolio Management

Conventional

We view our conventional property portfolio in terms of “core” and “non-core” properties. Core properties are those properties that are located in markets where population and employment growth are expected to exceed national trends and where we believe there is potential for long-term growth at higher rates of return. Our core operations are focused in 27 markets, located primarily in coastal states as well as the Rocky Mountain region and Chicago. We plan to exit certain Texas and Midwest markets where the average four-year growth rate is projected to be below the average of the remainder of the core portfolio. At December 31, 2006, we had 270 conventional core properties, which generally we intend to hold and improve over the long-term. Within our core portfolio, the largest single market (Washington, D.C.) contributed approximately 10%, and the five largest markets (Washington, D.C., Southern California, New England, Philadelphia and Miami-Fort Lauderdale) together contributed approximately 38%, to income before depreciation and interest expense, or net operating income. At December 31, 2006, we had 199 conventional non-core properties, which we generally intend to hold for investment for the intermediate term. Non-core properties are those properties located within the 26 markets we intend to exit or in less favored locations within the 27 markets that comprise our core portfolio. We exited six markets in 2006. During 2007, we expect to exit an additional eight markets and over the next several years we expect to exit the remaining markets in which we hold our non-core properties.

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

In 2006, we completed direct acquisitions of nine conventional core properties, containing approximately 1,700 residential units for an aggregate purchase price of approximately $177 million (including transaction costs). These properties are located in California, Florida and North Carolina. In addition, we originated approximately $100 million in loans secured by 87 properties with 1,597 residential units and 42 commercial spaces in the West Harlem District of New York City. In conjunction with this loan agreement, we obtained an option to purchase some or all of the properties during the next ten years. We also acquired additional interests in 48 partnerships for approximately $18 million (including transaction costs).

Portfolio management also includes dispositions of properties located within markets we intend to exit, properties in less favored locations within the 27 markets that comprise our core portfolio or properties that do not meet our long-term investment criteria. Additionally, from time to time, we may dispose of certain core properties that are consistent with our long-term investment strategy but offer attractive returns, such as in sales to buyers who intend to convert the properties to condominiums. The sales of core and non-core properties partially fund our acquisitions and capital improvements on our existing properties. In 2006, we sold 63 non-core properties and two core properties generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $505 million.

Aimco Capital

The portfolio management strategy for Aimco Capital is similar to that of our Conventional portfolio. Aimco Capital seeks to dispose of properties that are inconsistent with our long-term investment strategy and Aimco Capital’s operations. During 2006, we sold 23 non-core properties from within the Aimco Capital portfolio, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $19.5 million. At December 31, 2006 within the Aimco Capital portfolio, we had 237 consolidated properties, a majority of which are non-core properties that we generally intend to hold for investment for the intermediate term. During 2007, we intend to sell approximately the same number of Aimco Capital properties as we sold in 2006.

Entitlements

We have the opportunity to improve land values by seeking new entitlements for many properties. Entitlements provide us the opportunity to enhance the value of our existing portfolio by obtaining local governmental approvals to increase density and add dwelling or residential units to a site. Also, we seek to add incremental value through redevelopment of existing units and excess land sales. We achieved new entitlements on five projects, with approximately 2,000 units, in 2006. We currently have approximately 20 entitlement projects underway or under review. These properties are typically well located and in many cases were built 30 or more years ago.

Reinvestment in Properties

We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2006, we spent $76.6 million, or $535 per owned apartment unit, for Capital Replacements, which represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $99.2 million for Capital Improvements, which are non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

In addition to maintenance and improvements of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with relatively lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We undertake two types of redevelopment projects: major projects, where a substantial number of all available units are vacated for significant renovations to the property; and moderate projects, where there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services Group, which includes engineers, architects and construction managers, to oversee these projects. As of December 31, 2006, we had 54 projects at various stages of redevelopment. Of the 54 projects, 45 are conventional properties one major project and 44 moderate projects) and nine are affordable properties. During 2006, redevelopment expenditures totaled $258.6 million, of which our share totaled $230.8 million, and we completed three projects as well as interior upgrades or new construction on approximately 2,300 conventional units. Total redevelopment expenditures for our 45 active conventional projects will be approximately $493 million, of which approximately $296 million remains to be spent. Total redevelopment expenditures for our nine affordable redevelopments will be approximately $68 million, of which approximately $30 million remains to be spent, most of which will be funded by third-party tax credit equity and tax-exempt debt. In 2007, we plan to invest between $275 and $325 million in conventional redevelopment projects that will affect approximately 79 properties with over 30,000 units. Additionally, in 2007 redevelopment expenditures on affordable properties will be approximately $36 million, predominantly funded by third-party tax credit equity, affecting more than 15 properties with more than 1,800 units.

Cost of Capital

We are focused on minimizing our cost of capital. We have a deliberate policy of using non-recourse property debt. The lower risk inherent in non-recourse property debt permits us to operate with higher debt leverage and a lower weighted average cost of capital. During 2006, we closed loans totaling $1,224.6 million at an average interest rate of 5.66%, which included the refinancing of loans totaling $586.3 million with prior interest rates averaging 6.34%.

Productivity

Over the past several years, we had growth in our general and administrative spending as a result of the building of our infrastructure in certain areas in which we had needs, including, operational systems, information technology and other automation, human resources, and expanded accounting, legal, and financial planning and analysis functions. During 2006, we reduced general and administrative expenses before variable compensation by approximately $8 million as compared to 2005. We are focused on continued containment of this spending going forward through enhanced productivity and process improvements.

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

Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. Any taxes imposed on us could reduce our operating cash flow and net income. The state and local tax laws may not conform to the United States Federal income tax treatment.

Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents, as these services and activities generally cannot be offered directly by the REIT.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future. These and other risks related to environmental matters are described in more detail in Item 1A, “Risk Factors.”

Insurance

Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, litigation management and loss reserving procedures to manage our exposure.

Employees

We currently have approximately 6,000 employees, of which approximately 4,700 are at the property level, performing various on-site functions, with the balance managing corporate and regional operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent approximately 100 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

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

Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•	changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect our profitability.

We intend to continue to redevelop certain of our properties. These activities are subject to the following risks:

•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	we may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	occupancy rates and rents at a property may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon an opportunity;

•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•	we may incur liabilities to third parties during the redevelopment process, for example, in connection with tenant terminations, or managing existing improvements on the site prior to tenant terminations; and

•	loss of a key member of project team could adversely affect our ability to deliver redevelopment projects on time and within our budget.

If we are not successful in our acquisition of properties, our results of operations could be adversely affected.

The selective acquisition of properties is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire, properties only when such activities increase our net income, Funds From Operations or net asset value, such transactions may fail to perform in accordance with our expectations.

Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties or prevent us from making distributions on our equity.

Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. For the year ended December 31, 2006, we had a ratio of free cash flow (net operating income less spending for capital replacements) to combined interest expense and preferred stock dividends of 1.6:1. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to us. As of December 31, 2006, substantially all of the properties that we owned or controlled were encumbered by debt.

Increases in interest rates would increase our interest expense.

As of December 31, 2006, we had approximately $1,663.4 million of variable-rate indebtedness outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $640.6 million. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 68% of the 30-day LIBOR rate. If this relationship continues, an increase in 30-day LIBOR of 1.0% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $14.6 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in 30-day LIBOR would result in our income before minority interests being reduced by $4.4 million on an annual basis.

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

Competition could limit our ability to lease apartments or increase or maintain rents.

Our apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and to increase or maintain rental rates.

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

Because real estate investments are relatively illiquid, we may not be able to sell properties when appropriate.

Real estate investments are relatively illiquid and cannot always be sold quickly. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. This could have a material adverse effect on our financial condition or results of operations.

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

We are self-insured for certain risks and the cost of insurance, increased claims activity or losses resulting from catastrophic events may affect our operating results and financial condition.

We are self-insured for a portion of our consolidated properties’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils. We recognize casualty losses or gains based on the net book value of the affected property and any related insurance proceeds. In many instances, the actual cost to repair or replace the property may exceed its net book value and any insurance proceeds. We also insure certain unconsolidated properties for a portion of their exposure to such losses. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our insurance obligations to unconsolidated properties and our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance (or reinsurance where we insure unconsolidated properties) to reduce our exposure to catastrophe losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks. The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations. We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our previous experience and assumptions.

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

Affordable housing regulations may limit the opportunities at some of our properties and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits.

We own consolidated and unconsolidated equity interests in certain properties and manage for third parties and affiliates other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax-credit equity, or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

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

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Our charter limits ownership of our Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% of our outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Our charter also limits ownership of our Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of our capital stock if the purchase would result in us losing our REIT status. This could happen if a transaction results in fewer than 100 persons owning all of our shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of our shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2006, 426,157,736 shares were classified as Common Stock, of which 96,820,252 were outstanding, and 84,429,764 shares were classified as preferred stock, of which 26,854,962 were outstanding. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.

As a Maryland corporation, we are subject to various Maryland laws that may have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if an acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our capital stock that represent 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, Maryland law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. In addition, Maryland law provides that corporations that:

•	have at least three directors who are not employees of the entity or related to an acquiring person; and

•	are subject to the reporting requirements of the Securities Exchange Act of 1934,

may elect in their charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that:

•	the corporation will have a staggered board of directors;

•	any director may be removed only for cause and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally, even if a lesser proportion is provided in the charter or bylaws;

•	the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws;

•	vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and

•	the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws.

To date, we have not made any of the elections described above.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our properties are located in 46 states, the District of Columbia and Puerto Rico. As of December 31, 2006, our conventional properties are operated through 17 regional operating centers. Affordable property operations are managed through Aimco Capital and are operated through three regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2006 and 2005:

	2006		2005
	Number of	Number	Number of	Number
Regional Operating Center(1)	Properties	of Units	Properties	of Units

Conventional:
Atlanta, GA	32	8,286	41	10,712
Austin, TX	—	—	25	5,566
Boston, MA	16	5,745	16	5,745
Chicago, IL	30	8,339	32	8,784
Columbus, OH	34	9,664	39	10,139
Dallas, TX	36	8,026	31	7,945
Denver, CO	33	7,487	33	7,487
Houston, TX	37	9,776	37	9,776
Indianapolis, IN	33	12,318	32	11,947
Los Angeles, CA	39	10,867	36	10,622
New York, NY	12	589	—	—
Orlando, FL	29	8,041	31	8,600
Philadelphia, PA	16	7,493	15	7,180
Phoenix, AZ	28	7,544	36	10,002
Rockville, MD	29	12,157	29	12,156
South Florida	15	5,300	15	5,862
Tampa, FL	21	5,787	21	5,926
Tidewater, VA	28	7,618	28	7,716
University Communities(2)	—	—	15	4,443

Total conventional owned and managed	468	135,037	512	150,608

Affordable (Aimco Capital):
Central	121	12,726	131	13,721
Northeast	87	12,551	104	14,769
West	63	6,908	71	7,607

Total affordable owned and managed	271	32,185	306	36,097

Owned but not managed	66	7,001	65	7,112
Property management for third parties	41	3,573	52	5,246
Asset management for third parties	410	38,617	435	41,421

Total	1,256	216,413	1,370	240,484

(1)	As our portfolio changes due to property acquisitions and dispositions, we periodically evaluate the organization of our regional operating centers, or ROCs. During 2006, we combined the Austin and Dallas ROCs and added a ROC in New York.

(2)	The properties within University Communities at December 31, 2005 have been either sold or moved into various existing ROCs depending on the location of the property.

At December 31, 2006, we owned an equity interest in and consolidated 703 properties containing 162,432 apartment units, which we refer to as “consolidated.” These consolidated properties contain, on average, 231 apartment units, with the largest property containing 2,877 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III, Real Estate and Accumulated Depreciation” in this Annual Report. At December 31, 2006, we held an equity interest in and did not consolidate 102 properties containing 11,791 apartment units, which we refer to as “unconsolidated.” In addition, we provided property management services for third parties owning 41 properties containing 3,573 apartment units, and asset management services for third parties owning 410 properties containing 38,617 apartment units, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2006, our consolidated properties were encumbered by aggregate mortgage indebtedness totaling $6,265.1 million having an aggregate weighted average interest rate of 6.12%. Such mortgage indebtedness was secured by 680 properties with a combined net book value of $8,936.3 million. Included in the 680 properties, we had a total of 60 mortgage loans, with an aggregate principal balance outstanding of $693.5 million, that were each secured by property and cross-collateralized with certain (but not all) other mortgage loans within this group of 60 mortgage loans. See Note 6 of the consolidated financial statements in Item 8 for additional information about our indebtedness.

Item 3.	Legal Proceedings

See the information under the caption “Legal Matters” in Note 8 of the consolidated financial statements in Item 8 for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

			Dividends
			Declared
Quarter Ended	High	Low	(per share)

2006
December 31, 2006(1)	$59.17	$52.63	$1.20
September 30, 2006	54.96	43.67	0.60
June 30, 2006	47.23	41.41	0.60
March 31, 2006	48.38	37.76	0.00
2005
December 31, 2005(2)	39.80	34.93	1.20
September 30, 2005	44.14	37.57	0.60
June 30, 2005	41.30	36.24	0.60
March 31, 2005	39.39	34.17	0.60

(1)	On December 19, 2006, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2006, that was paid on January 31, 2007, to stockholders of record on December 31, 2006. Our Board of Directors declared the dividend a month early in order to offset gains from 2006 property sales otherwise subject to REIT excise tax. Our Board of Directors anticipates that dividend declarations for the remainder of 2007 will occur on a schedule consistent with 2006.

(2)	On December 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2005, that was paid on January 31, 2006, to stockholders of record on December 31, 2005. Our Board of Directors declared the dividend a month early in order to offset gains from 2005 property sales otherwise subject to REIT excise tax.

On February 23, 2007, the closing price of our Common Stock was $60.53 per share, as reported on the NYSE, and there were 97,577,459 shares of Common Stock outstanding, held by 3,459 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

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

From time to time, we issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2006, approximately 36,000 and 99,000 shares of Common Stock were issued in exchange for common OP Units.

During the three and twelve months ended December 31, 2006, zero shares of Common Stock were issued in exchange for preferred OP Units.

The following table summarizes repurchases of our equity securities in the quarter ended December 31, 2006 (1):

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
		Average	Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans or	Purchased Under
Fiscal period(2)	Shares Purchased	per Share	Programs	Plans or Programs

October 1 — October 31, 2006	0	N/A	0	6,065,180
November 1 — November 30, 2006	0	N/A	0	6,065,180
December 1 — December 31, 2006	366,100	$55.33	366,100	5,699,080

Total	366,100	$55.33	366,100

(1)	Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. In April 2005, our Board of Directors authorized us to repurchase up to a total of eight million shares of our Common Stock. We have approximately 5.70 million shares remaining on that authorization. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

(2)	During the year ended December 31, 2006, we repurchased approximately 2.3 million shares of Common Stock for cash totaling approximately $120.3 million, or $52.25 per share.

Dividend Payments.  Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

Performance Graph

The following graph compares cumulative total returns for our Common Stock, the Standard & Poor’s 500 Total Return Index (the “S&P 500”), the NASDAQ Composite, the SNL Residential REIT Index and the MSCI US REIT Index. The SNL Residential REIT Index was prepared by SNL Securities, an independent research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in our Common Stock and in each index on December 31, 2001, and that all dividends paid have been reinvested.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
AIMCO	100.00	88.49	88.65	106.65	113.27	175.76
S&P 500	100.00	77.90	100.24	11.14	116.59	135.00
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Residential REITS Index	100.00	94.37	118.81	157.59	179.03	250.45
MSCI US REIT Index	100.00	103.64	141.73	186.35	208.96	284.02

Source: (other than with respect to S&P 500) SNL Financial LC, Charlottesville, VA ©2007.

The Performance Graph will not be deemed to be incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the same by reference.

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

	For the Years Ended December 31,
	2006(1)	2005(2)	2004(2)	2003(2)	2002(2)
	(Dollar amounts in thousands, except per share data)

OPERATING DATA:
Total revenues	$1,690,994	$1,408,464	$1,279,205	$1,207,131	$1,105,589
Total operating expenses	(1,353,841)	(1,129,076)	(994,970)	(846,507)	(704,421)
Operating income	337,153	279,388	284,235	360,624	401,168
Income (loss) from continuing operations	(42,674)	(23,123)	57,785	59,609	132,946
Income from discontinued operations, net	219,461	94,105	209,669	99,248	36,100
Cumulative effect of change in accounting principle	—	—	(3,957)	—	—
Net income	176,787	70,982	263,497	158,857	169,046
Net income attributable to preferred stockholders	81,132	87,948	88,804	93,565	93,558
Net income (loss) attributable to common stockholders	95,655	(16,966)	174,693	65,292	75,488
OTHER INFORMATION:
Total consolidated properties (end of period)	703	619	676	679	728
Total consolidated apartment units (end of period)	162,432	158,548	169,932	174,172	187,506
Total unconsolidated properties (end of period)	102	264	330	441	511
Total unconsolidated apartment units (end of period)	11,791	35,269	44,728	62,823	73,924
Units managed for others (end of period)(3)	42,190	46,667	49,074	50,565	56,722
Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.29)	$(1.18)	$(0.33)	$(0.37)	$0.46
Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88	$0.70	$0.88
Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.29)	$(1.18)	$(0.33)	$(0.37)	$0.45
Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88	$0.70	$0.87
Dividends declared per common share	$2.40	$3.00	$2.40	$2.84	$3.28
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$9,081,218	$8,189,238	$7,672,449	$7,079,098	$6,907,139
Total assets	10,289,775	10,019,160	10,074,316	10,087,394	10,309,101
Total indebtedness	6,872,753	6,021,857	5,372,870	5,040,912	4,867,271
Stockholders’ equity	2,339,892	2,716,103	3,008,160	2,860,657	3,163,387

(1)	Based on circumstances and analysis that occurred after the date of our Fourth Quarter 2006 Earnings Release, we recorded a $2.9 million cumulative adjustment for the year ended December 31, 2006, which adjustment was based on an alternative valuation methodology and revised assumptions for certain High Performance Units of the Aimco Operating Partnership. As a result of this adjustment and the related impact on minority interest in the Aimco Operating Partnership, certain amounts reported in our 2006 consolidated financial statements differ from the corresponding amounts that were previously reported in our Fourth Quarter 2006 Earnings Release. This adjustment reduced our 2006 net income and stockholders’ equity by approximately $2.6 million and reduced basic and diluted earnings per share by $0.03. See High Performance Units in Note 10 to the consolidated financial statements in Item 8.

(2)	Certain reclassifications have been made to conform to the 2006 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the 2002 adoption of Statement of Financial Accounting Standards No. 144.

(3)	In 2006, 2005, 2004, 2003 and 2002 includes 38,617, 41,421, 41,233, 39,428 and 45,187 units, respectively, for which we provide asset management services only, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2006, we owned or managed 1,256 apartment properties containing 216,413 units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; net asset value; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.

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

Our focus in 2006 has been to increase revenue and implement cost management and productivity initiatives, which includes centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our efforts are having their intended effect, and have resulted in positive operating results and built the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

For 2007, our focus will continue to include the following: enhance operations to improve and sustain customer satisfaction; obtain rate and occupancy increases to bring improved profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; expand the use of tax credit equity to finance redevelopment of affordable properties; minimize our cost of capital; and monetize a portion of the value inherent in our properties with increased entitlements.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

  Overview

2006 compared to 2005

We reported net income of $176.8 million and net income attributable to common stockholders of $95.7 million for the year ended December 31, 2006, compared to net income of $71.0 million and net loss attributable to common stockholders of $17.0 million for the year ended December 31, 2005, increases of $105.8 million and $112.7 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail within this section:

•	an increase in net operating income associated with property operations, reflecting improved operations of our same store properties and other properties, and a large number of newly consolidated properties;

•	an increase in income from discontinued operations, primarily related to higher net gains on dispositions of real estate; and

•	an increase in gain on disposition of unconsolidated real estate and other, including higher gains on sale of land parcels.

These increases were partially offset by:

•	an increase in depreciation and amortization expense;

•	an increase in interest expense; and

•	unfavorable changes in the effects of minority interests in our consolidated real estate partnerships.

Our reported operating results for 2006 were affected significantly by our adoption of EITF 04-5, as discussed in Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8. In accordance with the requirements of EITF 04-5, we consolidated 156 previously unconsolidated entities as of January 1, 2006. The consolidation of these entities contributed to increases in the reported amounts of certain revenue and expenses.

2005 compared to 2004

We reported net income of $71.0 million and net loss attributable to common stockholders of $17.0 million for the year ended December 31, 2005, compared to net income of $263.5 million and net income attributable to common stockholders of $174.7 million for the year ended December 31, 2004, decreases of $192.5 million and $191.7 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail within this section:

•	a decrease in income from discontinued operations, primarily related to lower net gains on dispositions of real estate;

•	a decrease in gain on disposition of unconsolidated real estate and other, primarily related to a 2004 gain on sale of land;

•	an increase in depreciation and amortization expense;

•	an increase in interest expense; and

•	an increase in general and administrative expenses.

These decreases were partially offset by an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties.

The following paragraphs discuss these and other items affecting the results of our operations in more detail.

Rental Property Operations

Our operating income is generated primarily from the operations of our consolidated apartment properties. The following table summarizes the overall performance of our properties for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Rental and other property revenues	$1,629,988	$1,346,587	$1,211,865
Property operating expenses	758,128	633,984	567,937

Net operating income	$871,860	$712,603	$643,928

For the year ended December 31, 2006, compared to the year ended December 31, 2005, net operating income for our consolidated property operations increased by $159.3 million, or 22.3%. The majority of this increase is attributable to newly consolidated properties (143 properties first consolidated in 2006 and 15 properties first consolidated in 2005), which contributed net operating income of $89.2 million in 2006. Newly consolidated properties are properties that: (i) were consolidated for all or part of the current year, (ii) were unconsolidated and accounted for by the equity method for all or part of the corresponding prior year, and (iii) were not sold or classified as held for sale during the current year. The consolidation of properties upon adoption of EITF 04-5 resulted in an unusually large number of newly consolidated properties in 2006 (see Note 2 to the consolidated financial statements in Item 8). The increase in rental property net operating income also reflects: a $44.6 million increase for consolidated same store properties (see “Conventional Same Store Property Operating Results” below); a $9.5 million increase related to operations of the acquisition properties, consisting of nine properties purchased in 2006 and six properties (including the Palazzo East at Park La Brea) purchased in 2005; a $6.2 million improvement in our affordable property operations; and a $5.4 million increase related to properties undergoing redevelopment.

For the year ended December 31, 2005, compared to the year ended December 31, 2004, net operating income for our consolidated property operations increased by $68.7 million, or 10.7%. This increase was principally due to a $40.3 million increase in consolidated same store net operating income (see “Conventional Same Store Property Operating Results” below); a $21.3 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005 and The Palazzo at Park La Brea and 10 other properties purchased in 2004; a $10.6 million increase related to operations of newly consolidated properties (15 properties first consolidated in 2005 and 36 properties first consolidated in 2004); a $3.9 million increase related to operations of our affordable properties; and a $2.7 million increase related to the completion of certain redevelopment properties. These increases were offset by $6.4 million of increased property management expenses and $3.3 million of higher net casualty losses in 2005 as compared to 2004, primarily relating to greater hurricane and tropical storm damage that occurred in 2005.

Conventional Same Store Property Operating Results

Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized for all periods presented, and (iv) that have not been classified as held for sale. The following tables summarize the operations of our consolidated conventional rental property operations:

	Year Ended December 31,
	2006	2005	Change

Consolidated same store revenues	$1,075,434	$1,007,789	6.7%
Consolidated same store expenses	458,449	435,370	5.3%

Same store net operating income	616,985	572,419	7.8%
Reconciling items(1)	254,875	140,184	81.8%

Real estate segment net operating income	$871,860	$712,603	22.3%

Same store operating statistics:
Properties	365	365
Apartment units	107,430	107,430
Average physical occupancy	94.4%	92.4%	2.0%
Average rent/unit/month	$811	$782	3.7%

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties, including those properties consolidated as a result of the adoption of EITF 04-5) and casualty gains and losses.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, consolidated same store net operating income increased $44.6 million, or 7.8%. Revenues increased $67.6 million, or 6.7%, primarily due to higher occupancy (up 2.0%), higher average rent (up $29 per unit) and a $7.5 million increase in utility reimbursements. Expenses increased by $23.1 million, or 5.3%, primarily due to a $6.5 million increase in real estate taxes, a $6.2 million increase in utilities, a $4.8 million increase in insurance, and a $3.0 million increase in employee compensation and related expenses.

	Year Ended December 31,
	2005	2004	Change

Consolidated same store revenues	$988,952	$925,806	6.8%
Consolidated same store expenses	428,218	405,370	5.6%

Same store net operating income	560,734	520,436	7.7%
Reconciling items(1)	151,869	123,502	23.0%

Real estate segment net operating income	$712,603	$643,938	10.7%

Same store operating statistics:
Properties	357	357
Apartment units	105,472	105,472
Average physical occupancy	92.4%	90.1%	2.3%
Average rent/unit/month	$782	$753	3.9%

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the year ended December 31, 2005, compared to the year ended December 31, 2004, consolidated same store net operating income increased $40.3 million, or 7.7%. Revenues increased $63.1 million, or 6.8%, primarily due to higher occupancy (up 2.3%), higher average rent (up $29 per unit), and a $9.4 million decrease in bad debt expense. Expenses increased by $22.8 million, or 5.6%, primarily due to a $7.7 million increase in real estate taxes, a $6.6 million increase in employee compensation and related expenses, and a $6.0 million increase in utilities.

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

The following table summarizes the overall performance of our property management business for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Property management revenues, primarily from affiliates	$12,312	$24,528	$32,461
Property management expenses	4,912	7,361	9,789

Net operating income from property management	$7,400	$17,167	$22,672

For the year ended December 31, 2006, compared to the year ended December 31, 2005, net operating income from property management decreased by $9.8 million, or 56.9%. For the year ended December 31, 2005, compared to the year ended December 31, 2004, net operating income from property management decreased by $5.5 million, or 24.3%. In both comparisons the decreases were principally due to reductions in the numbers of unaffiliated and unconsolidated real estate partnerships that we managed. Most of these decreases resulted from the consolidation of partnerships due to increased ownership and GAAP requirements (including the adoption of EITF 04-5 in 2006 as discussed in Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8), which required elimination of fee income and reclassification of related property management expenses. Sales of properties by unconsolidated partnerships also contributed to the decreases in income from property management.

Activity Fees and Asset Management

Activity fees are generated from transactions, including dispositions, refinancings, sales promotes and tax credit syndications and redevelopments. These transactions occur on varying timetables, thus the income varies from period to period. The majority of these fees are realized in connection with transactions related to affordable properties within the Aimco Capital portfolio. We have a large number of affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or improvement in operations that generates sufficient cash to pay the fees. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management. These activities are conducted primarily by our taxable subsidiaries and the related operating income is generally subject to income taxes. As discussed in Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8, in 2006 we revised our treatment of income from certain tax credit arrangements.

The following table summarizes the operating results of our transactional and asset management activities for the years ended December 31, 2006, 2005 and 2004, excluding related income tax effects (in thousands):

	2006	2005	2004

Activity fees and asset management revenues	$48,694	$37,349	$34,879
Activity and asset management expenses	9,521	10,628	11,879

Net operating income from activity fees and asset management	$39,173	$26,721	$23,000

Included in the activity fees and asset management revenues, primarily from affiliates for the years ended December 31, 2006, 2005 and 2004, were $41.4 million, $33.3 million and $30.3 million, respectively, of fees related to affordable properties within the Aimco Capital portfolio.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, net operating income from activity fees and asset management increased $12.5 million, or 46.6%. This increase is primarily attributable to growth in our affordable housing tax credit syndication business, including a $4.3 million increase in syndication fees and a $4.6 million increase in other revenue earned in connection with these arrangements. The increase also reflects a $2.4 million increase in promote distributions from partnerships.

For the year ended December 31, 2005, compared to the year ended December 31, 2004, net operating income from activity fees and asset management increased by $3.7 million, or 16.2%. This overall increase was principally a result of increased activity fees related to syndication and developer activities of $6.0 million and $3.7 million, respectively, as well as a $1.3 million decrease in expenses associated with these activities. Additionally, we received $3.1 million in promote distributions from an unconsolidated partnership, as a result of us, as general partner, achieving financial returns to the limited partners in excess of established targets. These increases were offset by a $5.2 million decrease in asset management fees and decreases of $3.3 million and $1.9 million in activity fees related to disposition and refinancing activities, respectively.

Depreciation and Amortization

For the year ended December 31, 2006, compared to the year ended December 31, 2005, depreciation and amortization increased $94.4 million, or 25.1%. This increase was principally due to $39.7 million of depreciation for newly consolidated properties, particularly properties that were consolidated in 2006 in connection with the adoption of EITF 04-5 (see Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8) and $46.2 million of depreciation related to assets recently placed in service, including acquired properties, redevelopment projects and other capital expenditures. Additionally, a $4.8 million increase resulted from a change effective July 1, 2005 in estimated useful lives that apply to capitalized payroll and certain indirect costs (see Capital Expenditures and Related Depreciation in Note 2 of the consolidated financial statements in Item 8).

For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $60.8 million, or 19.3%. This increase was principally due to $31.9 million of additional depreciation on certain real estate assets where the depreciation was adjusted prospectively (see Impairment of Long-Lived Assets in Note 2 of the consolidated financial statements in Item 8); $13.8 million and $8.3 million of additional depreciation related to newly consolidated and acquisition properties, respectively; and $11.0 million from the completion of certain redevelopment projects. Additionally, $4.3 million of the increase was due to a change in estimated useful lives that apply to capitalized payroll and certain indirect costs (see Capital Expenditures and Related Depreciation in Note 2 of the consolidated financial statements in Item 8).

General and Administrative Expenses

For the year ended December 31, 2006, compared to the year ended December 31, 2005, general and administrative expenses increased $8.9 million, or 9.6%. This increase reflects a $9.6 million increase in employee compensation and related costs, including higher stock-based compensation and variable compensation based on achievement of established performance targets. The increase was partially offset by a $3.9 million decrease in legal, audit and consulting expenses. In addition, in 2006 we recorded a $2.9 million adjustment based on an alternative method and revised assumptions for the valuation of High Performance Units (see High Performance Units in Note 10 to the consolidated financial statements in Item 8).

For the year ended December 31, 2005, compared to the year ended December 31, 2004, general and administrative expenses increased $15.4 million, or 19.9%. This increase was principally due to $14.1 million in higher compensation related to increased staffing levels, increased health care costs, and transition costs associated with the chief financial and chief accounting officer positions. Additionally, in 2005 we accrued $0.6 million in severance costs related to the restructuring of regional operating centers as a result of property dispositions.

Other Expenses (Income), Net

Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships, partnership administration expenses and various other items.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, other expenses (income), net increased by $0.9 million, or 11.6%. This increase was primarily attributable to a $4.9 million decrease in the income tax benefit for our continuing operations, reflecting smaller losses of our taxable REIT subsidiaries (see Note 9 to the consolidated financial statements in Item 8). The decrease was partially offset by net favorable legal settlements and adjustments to accruals for loss contingencies.

For the year ended December 31, 2005, compared to the year ended December 31, 2004, other expenses (income), net decreased by $4.4 million, or 35.6%. This decrease was principally due to a $9.5 million higher income tax benefit for our continuing operations, reflecting increased losses of our taxable REIT subsidiaries (see Note 9 to the consolidated financial statements in Item 8). The decrease in other expenses was partially offset by a $3.8 million increase in partnership expenses, which was largely the result of higher professional fees, and other expenses increases and reclassifications.

Interest Income

Interest income consists primarily of interest on notes receivable from non-affiliates and unconsolidated real estate partnerships, interest on cash and restricted cash accounts, and accretion of discounts on certain notes receivable from unconsolidated real estate partnerships. Transactions that result in accretion occur infrequently and thus accretion income may vary from period to period.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, interest income increased $1.3 million, or 4.2%. This increase reflects $8.0 million in interest income on cash and restricted cash balances of newly consolidated properties, particularly properties consolidated as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 the consolidated financial statements in Item 8). The increase also reflects a $4.6 million increase in interest income related to increased balances of notes receivable from non-affiliates (see Note 5 to the consolidated financial statements in Item 8) and $4.2 million of accretion income in connection with two property sales in 2006. These increases were largely offset by the elimination of $14.0 million in interest income on notes receivable from real estate partnerships that were consolidated in 2006 in connection with the adoption of EITF 04-5.

For the year ended December 31, 2005, as compared to the year ended December 31, 2004, interest income decreased $1.1 million, or 3.4%. This decrease was principally the result of a $3.8 million reduction in accretion income, partially offset by higher interest income from money market and interest-bearing accounts due to increased interest rates and higher cash balances.

Interest Expense

For the year ended December 31, 2006, compared to the year ended December 31, 2005, interest expense, which includes the amortization of deferred financing costs, increased $64.7 million, or 18.9%. This increase reflects $35.4 million in interest expense of newly consolidated properties, particularly those consolidated as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 the consolidated financial statements in Item 8). Additionally, interest expense on property debt increased by $33.9 million due to higher interest rates on variable rate loans, higher average balances related to refinancings and acquisitions. These increases were partially offset by a $6.9 million increase in capitalized interest, reflecting an increase in properties undergoing redevelopment and construction.

For the year ended December 31, 2005, compared to the year ended December 31, 2004, interest expense increased $25.3 million, or 8.0%. This increase was principally due to interest on the additional debt related to acquisition and newly consolidated properties $16.0 million and $5.0 million, respectively, and a $17.7 million increase due to higher borrowings and interest rates on variable rate debt. These increases were partially offset by $4.8 million in lower amortization of loan costs, primarily due to corporate debt restructuring in 2005, $8.6 million in higher capitalized interest due to increased redevelopment activity, and a $2.1 million decrease related to the redemption of mandatorily redeemable preferred securities in 2004 and early 2005.

Deficit Distributions to Minority Partners

When real estate partnerships consolidated in our financial statements make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, deficit distributions to minority partners increased $9.4 million, or 80.8%. This increase reflects higher levels of distributions to minority interests in 2006, including several large distributions in connection with debt refinancing transactions.

For the year ended December 31, 2005, as compared to the year ended December 31, 2004, deficit distributions to minority partners decreased $5.8 million, or 33.1%. This decrease was due to reduced levels of distributions being made by our consolidated real estate partnerships as a result of lower refinancing activity, decreased operating results, and our increased ownership of certain partnerships.

Gain on Dispositions of Unconsolidated Real Estate and Other

Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on dispositions of investments in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets, and costs related to asset disposal activities. The amounts of reported gains reflect the changing level of our disposition activity and may vary from period to period. Losses incurred in connection with these transactions are reported separately as impairments.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, gain on dispositions of unconsolidated real estate and other increased $15.6 million. This increase is primarily attributable to an $11.0 million gain on the disposition of our interest in an unconsolidated joint venture that owned and operated several student housing properties and a $9.0 million increase in gains on disposition of land and other non-

depreciable assets. These increases were partially offset by a decrease in our share of gains on sales of real estate by unconsolidated partnerships.

For the year ended December 31, 2005, as compared to the year ended December 31, 2004, gain on dispositions of unconsolidated real estate and other decreased $50.3 million. This decrease reflects a $34.6 million gain on the sale of a parcel of land located in Florida and $17.4 million representing our share of a gain from the sale of an unconsolidated core property, both of which occurred in 2004.

Minority Interest in Consolidated Real Estate Partnerships

Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This generally includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. However, we generally do not recognize a benefit for the minority interest share of partnership losses for partnerships that have deficits in partners’ equity.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, minority interest in consolidated real estate partnerships changed unfavorably by $24.7 million. This change is primarily attributable to our recognition of $25.0 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8). The change also reflects differences related to our revised accounting treatment for tax credit arrangements (see Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8), including (i) the reversal in 2006 of a previously recognized benefit of $9.0 million for losses of tax credit partnerships that were allocated to minority interests in prior years, but which are absorbed by us under our revised accounting treatment and (ii) a $6.7 million benefit recognized in 2005 for losses allocated to minority interests in tax credit partnerships, while no comparable amount was recognized in 2006 under our revised accounting treatment. These unfavorable changes were partially offset by a $16.0 million net increase in the minority interest share of other real estate partnership losses.

For the year ended December 31, 2005, as compared to the year ended December 31, 2004, the benefit from minority interest in consolidated real estate partnerships decreased $9.6 million. This decrease was driven by general improvement in property operating results during 2005 as compared to 2004, which resulted in minority interests absorbing a lower amount of partnership losses.

Income from Discontinued Operations, Net

For properties accounted for as held for sale, the results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property, and any related minority interest. In addition, any impairment losses on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported in discontinued operations.

For the years ended December 31, 2006, 2005, and 2004, income from discontinued operations, net totaled $219.5 million, $94.1 million and $209.7 million, respectively, which includes losses from operations of $0.8 million and $4.5 million in 2006 and 2005, respectively, and income from operations of $5.4 million in 2004. For 2006, the income from operations included the operating results of 77 properties and one tower of the Flamingo South Beach property (the South Tower) that were sold during 2006. For 2005 and 2004, the income from operations included the operating results of 160 properties and 214 properties, respectively, that were sold or classified as held for sale in 2004, 2005 and 2006. Due to varying number of properties and the timing of sales, the income from operations is not comparable year to year.

During 2006, we sold 77 properties and the South Tower, resulting in a net gain on sale of approximately $227.3 million (which is net of $32.9 million of related income taxes). Additionally, we recognized $0.4 million in impairment recoveries on assets sold in 2006 and $15.9 million of net recoveries of deficit distributions to minority partners. During 2005, we sold 83 properties, resulting in a net gain on sale of approximately $98.5 million (which is net of $4.5 million of related income taxes). Additionally, we recognized $3.8 million in impairment losses on assets sold or held for sale in 2005 and $14.6 million of net recoveries of deficit distributions to minority partners. During 2004, we sold 54 properties, resulting in a net gain on sale of approximately $233.3 million (which is net of $16.0 million of related income taxes). Additionally, we recognized $7.3 million in impairment losses on assets sold or held for sale in 2004 and $3.2 million of net recoveries of deficit distributions to minority partners.

Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. See Note 13 of the consolidated financial statements in Item 8 for additional information on discontinued operations.

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

Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2005, we recorded impairment losses of $3.4 million related to properties to be held and used. For the years ended December 31, 2006 and 2004, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties.

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

During the year ended December 31, 2006, we identified and recorded an impairment loss on notes receivable of $2.8 million. For the years ended December 31, 2005 and 2004, we recorded net recoveries of $1.4 million and $1.8 million of previously recorded impairment losses on notes receivable, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the regional operating center and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. See Capital Expenditures and Related Depreciation in Note 2 to the consolidated financial statements in Item 8 for further information.

For the years ended December 31, 2006, 2005 and 2004, for continuing and discontinued operations, we capitalized $24.7 million, $18.1 million and $9.5 million, respectively, of interest costs and $66.2 million, $53.3 million and $46.7 million, respectively of site payroll and indirect costs.

Funds From Operations

Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002, White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the years ended December 31, 2006, 2005 and 2004, our FFO is calculated as follows (in thousands):

	2006	2005	2004

Net income (loss) attributable to common stockholders(1)	$95,655	$(16,966)	$174,693
Adjustments:
Depreciation and amortization(2)	470,597	376,231	315,451
Depreciation and amortization related to non-real estate assets	(19,620)	(17,700)	(18,349)
Depreciation of rental property related to minority partners and unconsolidated entities(3)	(4,409)	(12,474)	(14,457)
Depreciation of rental property related to minority partners’ interest — adjustment(4)	7,377	—	—
Gain on dispositions of unconsolidated real estate and other	(34,567)	(18,958)	(69,294)
Gain on dispositions of non-depreciable assets	11,525	2,480	38,977
Deficit distributions to minority partners(5)	21,004	11,615	17,374
Cumulative effect of change in accounting principle	—	—	3,957
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest(3)	(260,206)	(102,972)	(249,353)
Depreciation of rental property, net of minority partners’ interest(3)	16,910	51,897	59,297
Recovery of deficit distributions to minority partners, net(5)	(15,927)	(14,604)	(3,231)
Income tax arising from disposals	32,918	4,481	16,015
Minority interest in Aimco Operating Partnership’s share of above adjustments	(21,721)	(28,382)	(10,289)
Preferred stock dividends	74,284	86,825	85,315
Redemption related preferred stock issuance costs	6,848	1,123	3,489

Funds From Operations	$380,668	$322,596	$349,595
Preferred stock dividends	(74,284)	(86,825)	(85,315)
Redemption related preferred stock issuance costs	(6,848)	(1,123)	(3,489)
Dividends/distributions on dilutive preferred securities	202	168	2,798

Funds From Operations attributable to common stockholders — diluted	$299,738	$234,816	$263,589

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents(6)	98,451	94,465	93,252
Dilutive preferred securities	71	74	1,106

Total	98,522	94,539	94,358

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP. Based on circumstances and analysis that occurred after the date of our Fourth Quarter 2006 Earnings Release, we recorded a $2.9 million cumulative adjustment for the year ended December 31, 2006, which adjustment was based on an alternative valuation methodology and revised assumptions for certain High Performance Units of the Aimco Operating Partnership. As a result of this adjustment and the related impact on minority interest in the Aimco Operating Partnership, our net income attributable to common stockholders and Funds From Operations for the year ended December 31, 2006, is approximately $2.6 million lower than the corresponding amounts previously reported in our Fourth Quarter 2006 Earnings Release. See High Performance Units in Note 10 to the consolidated financial statements in Item 8.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	Represents prior period depreciation of certain tax credit redevelopment properties that Aimco included in an adjustment to minority interest in real estate partnerships for the year ended December 31, 2006 (See Tax Credit Arrangements in Note 2 to the consolidated financial statements). This prior period depreciation is added back to determine FFO in accordance with the NAREIT White Paper.

(5)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(6)	Represents the denominator for earnings per common share — diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.

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

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and our cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

At December 31, 2006, we had $229.8 million in cash and cash equivalents, an increase of $68.1 million from December 31, 2005. This increase reflects cash balances of newly consolidated properties and proceeds from sales and refinancing transactions that had not been distributed or applied to the outstanding balance of the revolving credit facility (see Note 8 to the consolidated financial statements in Item 8). At December 31, 2006, we had $347.5 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.

Operating Activities

For the year ended December 31, 2006, our net cash provided by operating activities of $532.3 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $176.7 million compared with the year ended December 31, 2005, driven by an increase in net income and changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily due to a decrease in restricted cash, net of an increase in restricted cash from newly consolidated properties, and an increase in deferred revenues.

Investing Activities

For the year ended December 31, 2006, our net cash provided by investing activities of $233.0 million primarily resulted from proceeds received from the sales of properties, partially offset by originations of notes receivable relating to the West Harlem transaction, investments in our existing real estate assets through capital spending as well as the acquisition of nine properties (see Note 3 to the consolidated financial statements in Item 8 for further information on acquisitions).

Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2006, we sold 77 consolidated properties and the South Tower of the Flamingo South Beach property. These properties and the South Tower were sold for an aggregate sales price of $1,110.7 million and generated proceeds totaling $958.6 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2007 dispositions are expected to be $400 million to $600 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, potentially repurchase Common Stock and for other operating needs and corporate purposes.

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

For the year ended December 31, 2006, we spent a total of $76.6 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the year ended December 31, 2006, we spent a total of $99.2 million, $35.8 million and $230.8 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the year ended December 31, 2006 on a per unit and total dollar basis (based on approximately 143,054 ownership equivalent units (excluding non-managed units) weighted for the portion of the period that we owned the property), and reconciles it to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit

Capital Replacements Detail:
Building and grounds	$24,997	$175
Turnover related	40,002	279
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized site payroll and indirect costs	11,600	81

Our share of Capital Replacements	$76,599	$535

Capital Replacements:
Conventional	$69,202
Affordable	7,397

Our share of Capital Replacements	76,599

Capital Improvements:
Conventional	83,138
Affordable	16,108
Our share of Capital Improvements	99,246

Casualties:
Conventional	29,756
Affordable	6,088

Our share of casualties	35,844

Redevelopment:
Conventional	177,902
Affordable	52,944

Our share of redevelopment	230,846

Our share of capital expenditures	442,535
Plus minority partners’ share of consolidated spending	73,027
Less our share of unconsolidated spending	(2,998)

Total capital expenditures per consolidated statement of cash flows	$512,564

Included in the above spending for CI, casualties and redevelopment, was approximately $54.8 million of our share of capitalized site payroll and indirect costs related to these activities for the year ended December 31, 2006.

We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.

Financing Activities

For the year ended December 31, 2006, net cash used in financing activities of $697.2 million primarily related to repayments of property loans, redemptions of Class Q Cumulative Preferred Stock, Class R Cumulative Preferred Stock and Class X Cumulative Convertible Preferred Stock, Common Stock and preferred stock dividends, distributions to minority interests, and repurchases of Common Stock. Proceeds from property loans, issuance of preferred stock and stock option exercises partially offset the cash outflow.

Mortgage Debt

At December 31, 2006 and 2005, we had $6.3 billion and $5.7 billion, respectively, in consolidated mortgage debt outstanding, which included zero and $384.3 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the year ended December 31, 2006, we refinanced or closed mortgage loans on 66 consolidated properties generating $1,224.6 million of proceeds from borrowings with a weighted average interest rate of 5.66%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $589.4 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

Revolving Credit Facility and Term Loans

We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. On March 22, 2006, we amended various terms in our Credit Agreement, including the ability to request an increase in the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $150 million; a reduction in the interest rate spread applicable to revolving loans to LIBOR plus a margin that can range from 1.125% to 1.75%; a reduction in the interest rate spread applicable to letters of credit; a reduction in the spread applicable to term loans to LIBOR plus 1.5%; and an extension of the maturity dates from November 2, 2007, to May 1, 2009, for the revolver and from November 2, 2009, to March 22, 2011, for the term loans.

The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. At December 31, 2006, the term loans had an outstanding principal balance of $400.0 million and an interest rate of 6.91%. At December 31, 2006, the revolving loans had an outstanding principal balance of $140.0 million and a weighted average interest rate of 6.725% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving credit facility at December 31, 2006, was $277.3 million (after giving effect to $32.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes. For more information, see Note 7 of the consolidated financial statements in Item 8.

Equity Transactions

During the year ended December 31, 2006, we redeemed all outstanding shares of our 10.0% Class R Cumulative Preferred Stock for $173.5 million, all outstanding shares of our 10.1% Class Q Cumulative Preferred Stock for $63.3 million, and all outstanding shares of our 8.5% Class X Cumulative Convertible Preferred Stock for $50.0 million. On June 29, 2006, we sold 200 shares of Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, which we refer to as the CRA Preferred Stock, with a liquidation preference of $500,000 per share, for net proceeds of approximately $97.5 million. See Preferred Stock in Note 11 to the consolidated financial statements in Item 8 for additional information about our preferred stock transactions during 2006.

Under our shelf registration statement, as of December 31, 2006 we had available for issuance approximately $877 million of debt and equity securities and the Aimco Operating Partnership had available for issuance $500 million of debt securities.

Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the year ended December 31, 2006, we repurchased approximately 2.3 million shares of Common Stock for cash totaling approximately $120.3 million. Currently, we are authorized to repurchase up to an additional 5.7 million shares of our Common Stock under an authorization that has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2006 (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	One Year	Years	Years	5 Years

Scheduled long-term debt maturities	$6,332,753	$449,848	$1,077,408	$847,195	$3,958,302
Secured credit facility and term loans	540,000	—	140,000	400,000	—
Redevelopment and other construction commitments	146,655	106,319	40,336	—	—
Leases for space occupied	39,804	8,270	13,763	9,126	8,645
Other obligations(1)	16,900	16,900	—	—	—

Total	$7,076,112	$581,337	$1,271,507	$1,256,321	$3,966,947

(1)	Includes a commitment to fund $14.4 million in second mortgage loans on certain properties in West Harlem, New York City and the final $2.5 million development fee payment to Casden Properties, LLC as a retainer on account for redevelopment services.

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

In 2007, we plan to invest between $275 and $325 million in conventional redevelopment projects that will impact approximately 79 properties with over 30,000 units. Additionally, in 2007 redevelopment expenditures on affordable properties will be approximately $36 million, predominantly funded by third-party tax credit equity, impacting more than 15 properties with more than 1,800 units.

Off-Balance Sheet Arrangements

We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests range typically from less than 1% up to 50%. However, based on the provisions of the relevant partnership agreements, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes (see Note 2 of the consolidated financial statements in Item 8). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements. See Note 4 of the consolidated financial statements in Item 8 for additional information about our investments in unconsolidated real estate partnerships.

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

We had $1,663.4 million of floating rate debt outstanding at December 31, 2006. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($640.6 million), floating rate secured notes ($482.8 million), revolving loans ($140.0 million), and term loans ($400.0 million). Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 68% of the 30-day LIBOR rate. If this relationship continues, an increase in 30-day LIBOR of 1.0% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $14.6 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in 30-day LIBOR would result in our income before minority interests and cash flows being reduced by $4.4 million on an annual basis. Comparatively, if 30-day LIBOR had increased by 1% in 2005, our income before minority interests and cash flows, after considering such offsets, would have been reduced by $8.5 million on an annual basis. The potential reduction of income before minority interests was lower in 2006 as compared to 2005 primarily due to lower floating rate balances resulting from the sale of several properties that were encumbered by variable rate mortgages and the refinancing of existing variable rate mortgages.

We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of December 31, 2006, approximate their carrying values. The fair value for our fixed-rate debt agreements was estimated based on the market rate for debt with the same or similar terms. The combined carrying amount of our fixed-rate secured tax-exempt bonds and fixed-rate secured notes payable at December 31, 2006 was $5.1 billion compared to the estimated fair value of $5.3 billion (see Note 2 to the consolidated financial statements in Item 8). If market rates for our fixed-rate debt were higher by 1%, the estimated fair value of our fixed-rate debt would have decreased from $5.3 billion to $5.0 billion. If market rates for our fixed-rate debt were lower by 1%, the estimated fair value of our fixed-rate debt would have increased from $5.3 billion to $5.6 billion.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an audit report on management’s assessment of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during fourth quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Apartment Investment and Management Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apartment Investment and Management Company (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apartment Investment and Management Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apartment Investment and Management Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 26, 2007

Item 9B.	Other Information

Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership

On February 28, 2007, AIMCO-GP, Inc., the general partner of the Aimco Operating Partnership amended and restated the Third Amended and Restated Agreement of Limited Partnership, as amended to date. AIMCO-GP, Inc. determined that the Fourth Amended and Restated Agreement of Limited Partnership includes only such amendments as are permitted to be effected by AIMCO-GP, Inc. as the general partner pursuant to the terms of the partnership agreement.

Amendment to Purchase and Sale Agreement for Flamingo South Beach Property

On February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower. The South Tower sale price was $163.5 million and included 562 residential units and our rights to the property’s marina. Additionally, the buyer paid $5 million (which is non-refundable) for the option to purchase the 614-unit North Tower for $169 million between September 1, 2006, and February 28, 2007 (subject to the right to extend for up to six months subject to certain conditions), and the option to purchase the 513-unit Central Tower, along with the remainder of improvements on the property, for $267.5 million between December 1, 2007, and May 31, 2008 (subject to the right to extend for up to four months subject to certain conditions and provided that the buyer has previously purchased the North Tower). The agreement also granted us a $19.8 million profit participation interest in the buyer’s proposed condominium conversion after certain development fees and certain returns on the buyer’s equity have been achieved, plus twenty percent of the buyer’s net profits thereafter. On February 23, 2007, we amended the related purchase and sale agreement. The amendment gives the buyer the right to commence a marketing and sales program at the North Tower with respect to its planned condominium conversion; extends the option period for the North Tower to October 31, 2007, and extends the outside closing date to December 31, 2007. In order to extend the option period to October 31, 2007, the buyer must deliver notice by May 1, 2007, along with a $1 million non-refundable deposit. The parties entered into a revenue guarantee with respect to the North Tower whereby the buyer will pay any shortfall between actual revenue and budgeted revenue. In addition, the amendment reduced the profit participation interest to $14.8 million and, in exchange for that reduction and the buyer’s right to commence marketing and extend the closing date, the buyer has agreed to pay amounts totaling $5.0 million at the earlier of closing or at the time the buyer fails to exercise the purchase option on the North Tower.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is presented under the captions “Board of Directors and Officers,” “Corporate Governance Matters — Code of Ethics,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Nominating and Corporate Governance Committee,” “Corporate Governance Matters — Audit Committee,” and “Corporate Governance Matters — Audit Committee Financial Expert” in the proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is presented under the captions “Compensation Discussion and Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance Matters — Director Compensation,” and “Corporate Governance Matters — Compensation and Human Resources Committee Interlocks and Insider Participation,” in the proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters — Independence of Directors” in the proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3) The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of February 28, 2007
10.2	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.3	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.4	Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 10-K, dated March 22, 2006, is incorporated herein by this reference)
10.5	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.6	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.7	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)

Exhibit No.	Description

10.8	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.9	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.10	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.11	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

Apartment Investment and
Management Company

/s/ Terry Considine
Terry Considine
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Considine Terry Considine	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 1, 2007

/s/ Thomas M. Herzog Thomas M. Herzog	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ Scott W. Fordham Scott W. Fordham	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2007

/s/ James N. Bailey James N. Bailey	Director	March 1, 2007

/s/ Richard S. Ellwood Richard S. Ellwood	Director	March 1, 2007

/s/ J. Landis Martin J. Landis Martin	Director	March 1, 2007

/s/ Thomas L. Rhodes Thomas L. Rhodes	Director	March 1, 2007

/s/ Michael A. Stein Michael A. Stein	Director	March 1, 2007

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 26, 2007

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In thousands, except share data)

	2006	2005

ASSETS
Real estate:
Buildings and improvements	$9,561,537	$8,002,413
Land	2,420,948	2,196,111

Total real estate	11,982,485	10,198,524
Less accumulated depreciation	(2,901,267)	(2,009,286)

Net real estate	9,081,218	8,189,238
Cash and cash equivalents	229,824	161,730
Restricted cash	347,506	283,684
Accounts receivable	85,772	59,889
Accounts receivable from affiliates	20,763	43,070
Deferred financing costs	73,749	63,738
Notes receivable from unconsolidated real estate partnerships	40,641	177,200
Notes receivable from non-affiliates	139,352	23,760
Investment in unconsolidated real estate partnerships	39,000	173,437
Other assets	231,950	211,245
Deferred income tax assets, net	—	9,835
Assets held for sale	—	622,334

Total assets	$10,289,775	$10,019,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$936,082	$995,897
Property loans payable	5,329,011	4,320,688
Term loans	400,000	400,000
Credit facility	140,000	217,000
Other borrowings	67,660	88,272

Total indebtedness	6,872,753	6,021,857

Accounts payable	54,972	34,381
Accrued liabilities and other	410,071	335,363
Deferred income	165,684	46,466
Security deposits	44,428	36,767
Deferred income tax liabilities, net	4,379	—
Liabilities related to assets held for sale	—	392,815

Total liabilities	7,552,287	6,867,649

Minority interest in consolidated real estate partnerships	212,149	217,679
Minority interest in Aimco Operating Partnership	185,447	217,729
Stockholders’ equity:
Preferred Stock, perpetual	723,500	860,250
Preferred Stock, convertible	100,000	150,000
Class A Common Stock, $.01 par value, 426,157,976 shares authorized, 96,820,252 and 95,732,200 shares issued and outstanding, at December 31, 2006 and 2005, respectively	968	957
Additional paid-in capital	3,095,430	3,081,706
Notes due on common stock purchases	(4,714)	(25,911)
Distributions in excess of earnings	(1,575,292)	(1,350,899)

Total stockholders’ equity	2,339,892	2,716,103

Total liabilities and stockholders’ equity	$10,289,775	$10,019,160

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

REVENUES:
Rental and other property revenues	$1,629,988	$1,346,587	$1,211,865
Property management revenues, primarily from affiliates	12,312	24,528	32,461
Activity fees and asset management revenues	48,694	37,349	34,879

Total revenues	1,690,994	1,408,464	1,279,205

OPERATING EXPENSES:
Property operating expenses	758,128	633,984	567,937
Property management expenses	4,912	7,361	9,789
Activity and asset management expenses	9,521	10,628	11,879
Depreciation and amortization	470,597	376,231	315,451
General and administrative expenses	101,702	92,826	77,424
Other expenses (income), net	8,981	8,046	12,490

Total operating expenses	1,353,841	1,129,076	994,970

Operating income	337,153	279,388	284,235
Interest income	32,315	31,001	32,101
Recovery of (provision for) losses on notes receivable	(2,785)	1,365	1,765
Interest expense	(408,075)	(343,335)	(318,006)
Deficit distributions to minority partners	(21,004)	(11,615)	(17,374)
Equity in losses of unconsolidated real estate partnerships	(2,070)	(3,139)	(1,768)
Real estate impairment (losses) recoveries, net	813	(6,120)	(3,426)
Gain on dispositions of unconsolidated real estate and other	34,567	18,958	69,294

Income (loss) before minority interests, discontinued operations and cumulative effect of change in accounting principle	(29,086)	(33,497)	46,821
Minority interests:
Minority interest in consolidated real estate partnerships	(19,628)	5,065	14,630
Minority interest in Aimco Operating Partnership, preferred	(7,153)	(7,226)	(7,858)
Minority interest in Aimco Operating Partnership, common	13,193	12,535	4,192

Total minority interests	(13,588)	10,374	10,964

Income (loss) from continuing operations	(42,674)	(23,123)	57,785
Income from discontinued operations, net	219,461	94,105	209,669

Income before cumulative effect of change in accounting principle	176,787	70,982	267,454
Cumulative effect of change in accounting principle	—	—	(3,957)

Net income	176,787	70,982	263,497
Net income attributable to preferred stockholders	81,132	87,948	88,804

Net income (loss) attributable to common stockholders	$95,655	$(16,966)	$174,693

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(1.29)	$(1.18)	$(0.33)
Income from discontinued operations	2.29	1.00	2.25
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(1.29)	$(1.18)	$(0.33)
Income from discontinued operations	2.29	1.00	2.25
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88

Weighted average common shares outstanding	95,758	93,894	93,118

Weighted average common shares and equivalents outstanding	95,758	93,894	93,118

Dividends declared per common share	$2.40	$3.00	$2.40

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

						Notes
			Class A			Due on
	Preferred Stock		Common Stock		Additional	Common	Distributions
	Shares		Shares		Paid-in	Stock	in Excess of
	Issued	Amount	Issued	Amount	Capital	Purchases	Earnings	Total

Balances at December 31, 2003	32,125	$855,242	93,887	$939	$3,042,540	$(40,046)	$(998,018)	$2,860,657
Issuance of Preferred Stock	18,805	372,500	—	—	(12,828)	—	—	359,672
Redemption of Preferred Stock	(11,355)	(186,242)	—	—	3,638	—	(3,489)	(186,093)
Conversion of Aimco Operating Partnership units to Common Stock	—	—	743	7	23,574	—	—	23,581
Conversion of mandatorily redeemable convertible preferred stock to Common Stock	—	—	2	—	100	—	—	100
Repurchases of Common Stock	—	—	(397)	(4)	(12,594)	—	—	(12,598)
Repayment of notes receivable from officers	—	—	—	—	—	4,639	—	4,639
Casden acquisition contingent consideration adjustment	—	—	—	—	(4,848)	—	—	(4,848)
Officer and employee stock awards and purchases, net	—	—	550	6	2,363	(1,318)	—	1,051
Stock options exercised	—	—	69	1	1,882	—	—	1,883
Amortization of stock option and restricted stock compensation cost	—	—	—	—	6,506	—	—	6,506
Net income	—	—	—	—	—	—	263,497	263,497
Common Stock dividends	—	—	—	—	—	—	(225,903)	(225,903)
Preferred Stock dividends	—	—	—	—	—	—	(83,984)	(83,984)

Balances at December 31, 2004	39,575	1,041,500	94,854	949	3,050,333	(36,725)	(1,047,897)	3,008,160
Redemption of Preferred Stock	(1,250)	(31,250)	—	—	1,123	—	(1,123)	(31,250)
Conversion of Aimco Operating Partnership units to Common Stock	—	—	426	4	16,890	—	—	16,894
Preferred Stock issuance costs	—	—	—	—	(409)	—	—	(409)
Repayment of notes receivable from officers	—	—	—	—	—	12,255	—	12,255
Officer and employee stock awards and purchases, net	—	—	379	4	2,219	(1,441)	—	782
Stock options exercised	—	—	65	—	2,315	—	—	2,315
Purchase of Oxford warrants	—	—	—	—	(1,050)	—	—	(1,050)
Common Stock issued as consideration for acquisition of interest in real estate	—	—	8	—	310	—	—	310
Amortization of stock option and restricted stock compensation cost	—	—	—	—	9,975	—	—	9,975
Net income	—	—	—	—	—	—	70,982	70,982
Common Stock dividends	—	—	—	—	—	—	(284,254)	(284,254)
Preferred Stock dividends	—	—	—	—	—	—	(88,607)	(88,607)

Balances at December 31, 2005	38,325	1,010,250	95,732	957	3,081,706	(25,911)	(1,350,899)	2,716,103
Cumulative effect of change in accounting principle — adoption of EITF 04-5	—	—	—	—	—	—	(75,012)	(75,012)
Issuance of 200 shares of CRA Preferred Stock	—	100,000	—	—	(2,509)	—	—	97,491
Redemption of Preferred Stock	(11,470)	(286,750)	—	—	6,848	—	(6,848)	(286,750)
Conversion of Aimco Operating Partnership units to Common Stock	—	—	99	1	4,560	—	—	4,561
Repurchases of Common Stock	—	—	(2,301)	(23)	(120,235)	—	—	(120,258)
Repayment of notes receivable from officers	—	—	—	—	—	21,844	—	21,844
Officer and employee stock awards and purchases, net	—	—	456	5	678	(647)	—	36
Stock options exercised	—	—	2,826	28	107,575	—	—	107,603
Excess income tax benefits related to stock-based compensation and other	—	—	—	—	454	—	—	454
Common Stock issued as consideration for acquisition of interest in real estate	—	—	8	—	479	—	—	479
Amortization of stock option and restricted stock compensation cost	—	—	—	—	15,874	—	—	15,874
Net income	—	—	—	—	—	—	176,787	176,787
Common Stock dividends	—	—	—	—	—	—	(232,185)	(232,185)
Preferred Stock dividends	—	—	—	—	—	—	(87,135)	(87,135)

Balances at December 31, 2006	26,855	$823,500	96,820	$968	$3,095,430	$(4,714)	$(1,575,292)	$2,339,892

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,787	$70,982	$263,497

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470,597	376,231	315,451
Deficit distributions to minority partners	21,004	11,615	17,374
Equity in losses of unconsolidated real estate partnerships	2,070	3,139	1,768
Gain on dispositions of unconsolidated real estate and other	(34,567)	(18,958)	(69,294)
Real estate impairment losses (recoveries), net	(813)	6,120	3,426
Deferred income tax provision (benefit)	14,895	(19,146)	706
Cumulative effect of change in accounting principle	—	—	3,957
Minority interest in Aimco Operating Partnership	(6,040)	(5,309)	3,666
Minority interest in consolidated real estate partnerships	19,628	(5,065)	(14,630)
Stock-based compensation expense	15,874	9,975	6,506
Amortization of deferred loan costs and other	18,471	1,700	5,484
Discontinued operations:
Depreciation and amortization	20,101	58,634	67,277
Gain on dispositions of real estate, net of minority partners’ interest	(260,206)	(102,972)	(249,354)
Other adjustments to income from discontinued operations	4,267	(3,139)	26,959
Changes in operating assets and operating liabilities:
Accounts receivable	(3,178)	11,450	(2,067)
Other assets	45,332	17,542	(11,406)
Accounts payable, accrued liabilities and other	28,057	(57,250)	(3,797)

Total adjustments	355,492	284,567	102,026

Net cash provided by operating activities	532,279	355,549	365,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(153,426)	(243,996)	(280,002)
Capital expenditures	(512,564)	(443,882)	(301,937)
Proceeds from dispositions of real estate	958,604	718,434	971,568
Change in funds held in escrow from tax-free exchanges	(19,021)	(4,571)	5,489
Cash from newly consolidated properties	23,269	4,186	14,765
Distributions and sales proceeds from investments in real estate partnerships	45,662	57,706	72,160
Purchases of partnership interests and other assets	(37,570)	(125,777)	(132,711)
Originations of notes receivable	(94,640)	(38,336)	(76,157)
Proceeds from repayment of notes receivable	9,604	28,556	79,599
Other investing activities	13,122	(2,281)	(15,861)

Net cash provided by (used in) investing activities	233,040	(49,961)	336,913

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	1,185,670	721,414	501,611
Principal repayments on property loans	(1,004,142)	(735,816)	(728,084)
Proceeds from tax-exempt bond financing	75,568	—	69,471
Principal repayments on tax-exempt bond financing	(229,287)	(78,648)	(188,577)
Net borrowings (paydowns) on term loans and revolving credit facility	(77,000)	248,300	(66,687)
Proceeds (paydowns) on other borrowings	(22,838)	—	38,871
Redemption of mandatorily redeemable preferred securities	—	(15,019)	(98,875)
Proceeds from issuance of preferred stock, net	97,491	—	359,672
Redemptions of preferred stock	(286,750)	(31,250)	(186,093)
Repurchase of Class A Common Stock	(109,937)	—	(12,597)
Proceeds from Class A Common Stock option exercises	107,603	2,315	1,883
Principal repayments received on notes due on Class A Common Stock purchases	21,844	12,255	4,639
Payment of Class A Common Stock dividends	(231,697)	(226,815)	(225,903)
Payment of preferred stock dividends	(74,700)	(86,582)	(83,984)
Contributions from minority interest	458	34,990	44,292
Payment of distributions to minority interest	(130,585)	(78,739)	(119,056)
Other financing activities	(18,923)	(15,606)	(22,108)

Net cash used in financing activities	(697,225)	(249,201)	(711,525)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,094	56,387	(9,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	161,730	105,343	114,432

CASH AND CASH EQUIVALENTS AT END OF YEAR	$229,824	$161,730	$105,343

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$438,946	$399,511	$372,703
Cash paid for income taxes	9,807	4,785	—
Non-cash transactions associated with the acquisition of real estate and interests in unconsolidated real estate partnerships:
Secured debt assumed in connection with purchase of real estate	47,112	38,740	83,114
Issuance of OP Units for interests in unconsolidated real estate partnerships and acquisitions of real estate	13	125	2,609
Non-cash transactions associated with consolidation of real estate partnerships:
Real estate, net	675,621	201,492	231,932
Investments in and notes receivable primarily from affiliated entities	(219,691)	(72,341)	(40,178)
Restricted cash and other assets	94,380	16,942	47,744
Secured debt	503,342	112,521	204,243
Accounts payable, accrued and other liabilities	41,580	17,326	21,394
Minority interest in consolidated real estate partnerships	57,157	6,834	29,439
Other non-cash transactions:
Conversion of common OP Units for Class A Common Stock	4,362	16,853	23,322
Conversion of preferred OP Units for Class A Common Stock	199	41	259
Origination of notes receivable from officers for Class A Common Stock purchases, net of cancellations	647	1,441	1,318
Exchanges of preferred stock	—	—	150,000
Tenders payable for purchase of limited partner interests	—	950	2,799

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1 — Organization

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2006, we owned or managed a real estate portfolio of 1,256 apartment properties containing 216,413 apartment units located in 46 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2006, we were the largest owner of apartment properties in the United States.

As of December 31, 2006, we:

•	owned an equity interest in and consolidated 162,432 units in 703 properties (which we refer to as “consolidated”), of which 161,584 units were also managed by us;

•	owned an equity interest in and did not consolidate 11,791 units in 102 properties (which we refer to as “unconsolidated”), of which 5,638 units were also managed by us; and

•	provided services or managed, for third-party owners, 42,190 units in 451 properties, primarily pursuant to long-term agreements (including 38,617 units in 410 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2006, we held approximately a 90% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of closing of the transaction. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. During each of 2006, 2005 and 2004, the weighted average ownership interest in the Aimco Operating Partnership held by the common OP Unit holders was approximately 10%. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At December 31, 2006, 96,820,252 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 10,135,562 common OP Units and equivalents outstanding for a combined total of 106,955,814 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

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

As discussed under Variable Interest Entities below, we consolidate real estate partnerships and other entities that are variable interest entities when we are the primary beneficiary. Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity. As discussed under Adoption of EITF 04-5 below, we have applied new criteria after June 29, 2005, in determining whether we control and consolidate certain partnerships.

Variable Interest Entities

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

As of December 31, 2006, we were the primary beneficiary of, and therefore consolidated, 53 VIEs, which owned 49 apartment properties with 6,845 units. Real estate with a carrying value of $457.2 million collateralized the debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2006, we also held variable interests in 188 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 246 apartment properties with 13,371 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At December 31, 2006, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $131.0 million and our contractual obligation to advance funds to certain VIEs totaling $14.4 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

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

Increase
(Decrease)

Real estate, net	$664,286
Accounts and notes receivable from affiliates	(150,057)
Investment in unconsolidated real estate partnerships	(64,419)
All other assets	122,545

Total assets	$572,355

Total indebtedness	$521,711
All other liabilities	81,950
Minority interest in consolidated real estate partnerships	53,258
Minority interest in Aimco Operating Partnership	(9,552)
Stockholders’ equity	(75,012)

Total liabilities and stockholders’ equity	$572,355

Our income from continuing operations for the year ended December 31, 2006, include the following amounts for the partnerships consolidated as of January 1, 2006, in accordance with EITF 04-5 (in thousands):

Revenues	$159,415
Operating expenses	114,680

Operating income	44,735
Interest expense	(32,776)
Interest income	3,651

Income (loss) before minority interests	$15,610

In prior periods, we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, generally accepted accounting principles may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded a $75.0 million charge to retained earnings as of January 1, 2006, for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the year ended December 31, 2006, our income from continuing operations includes partnership losses in addition to losses that would have resulted from continued application of the equity method of $25.0 million.

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

In connection with our adoption of FIN 46 as of March 31, 2004, we determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. During the period April 1, 2004, through June 30, 2006, we accounted for these partnerships as consolidated subsidiaries with a noncontrolling interest (minority interest) of at least 99 percent. Accordingly, we allocated to the minority interest substantially all of the income or losses of the partnerships, including the effect of fees that we charged to the partnerships. In 2006, in consultation with our independent auditors, we determined that we were required to revise our accounting treatment for tax credit transactions to more fully comply with the requirements of FIN 46. We also determined that our accounting treatment did not fully reflect the economic substance of the arrangements wherein we possess substantially all of the economic interests in the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors, and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we concluded that these partnerships are most appropriately accounted for by us as wholly owned subsidiaries. We also concluded that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We have concluded that these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.

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

We have applied the revised accounting treatment described above in our 2006 financial statements. We also recognized the cumulative effect of retroactive application of this revised accounting treatment in our operations for the year ended December 31, 2006. Adjustments related to prior years had the following effects on our net income for the year ended December 31, 2006 (in thousands):

Revenues	$(1,542)
Operating expenses	3,054
Minority interest in consolidated real estate partnerships	(9,030)
Minority interest in Aimco Operating Partnership	734

Net decrease in net income	$(6,784)

Acquisition of Real Estate Assets and Related Depreciation and Amortization

We capitalize the purchase price and incremental direct costs associated with the acquisition of properties as the cost of the assets acquired. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, we allocate the cost of acquired properties to tangible assets and identified intangible assets based on their fair values. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, on an “as-if vacant” basis, generally using internal valuation techniques that consider comparable market transactions, discounted cash flow techniques, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar properties. The intangible assets or liabilities related to in-place leases are comprised of:

1.	The value of the above- and below-market leases in-place. An asset or liability is recognized based on the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of fair market lease rates for the corresponding in-place leases, measured over the period, including estimated lease renewals for below-market leases, that the leases are expected to remain in effect.

2.	The estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to acquire the in-place leases.

3.	The value associated with vacant units during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand and stabilized occupancy levels).

The values of the above- and below-market leases are amortized to rental revenue over the expected remaining terms of the associated leases. Other intangible assets related to in-place leases are amortized to operating expenses over the expected remaining terms of the associated leases. Amortization is adjusted, as necessary, to reflect any early lease terminations that were not anticipated in determining amortization periods.

Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a composite life of 14 to 52 years, based on the age, condition and other physical characteristics of the property. As discussed under Impairment of Long Lived Assets below, we may adjust depreciation of properties that are expected to be disposed of or demolished prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired properties are depreciated over five years.

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

Effective July 1, 2005, we refined the estimated useful lives for the capitalized site payroll and indirect costs that were recorded separately from other costs of the related capital projects. All capitalized site payroll and indirect costs incurred after June 30, 2005 are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects. This change in estimate is also being applied prospectively to the June 30, 2005 carrying amounts, net of accumulated depreciation, of previously incurred site payroll and indirect costs. Those amounts, based on the periods the costs were incurred, were allocated among capital projects that were completed in the corresponding periods in proportion to the original direct costs of such projects and are being depreciated over the remaining useful lives of the projects. We anticipate that these refinements will result in generally higher depreciation expense in foreseeable future accounting periods. For the year ended December 31, 2005, these changes in estimated useful lives resulted in a decrease in net income of approximately $4.6 million, and resulted in a decrease in basic and diluted earnings per share of $0.05.

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

For the years ended December 31, 2006, 2005 and 2004, we capitalized interest costs totaling $24.7 million, $18.1 million and $9.5 million, respectively, and site payroll and indirect costs totaling $66.2 million, $53.3 million and $46.7 million, respectively.

Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. FIN 47 clarifies the accounting for legal obligations to perform asset retirement activity in which the timing and/or method of settlement are conditional on future events. FIN 47 requires the fair value of such conditional asset retirement obligations to be recorded as incurred, if the fair value of the liability can be reasonably estimated. We have determined that FIN 47 applies to certain obligations that we have based on laws that require property owners to remove or remediate hazardous substances in certain circumstances. We adopted the provisions of FIN 47 as of December 31, 2005 and determined that asset retirement obligations that are required to be recognized under FIN 47 are immaterial to our financial condition and results of operations. See Note 8 for further discussion of asset retirement obligations.

Impairment of Long-Lived Assets

We apply the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, to determine whether our real estate and other long-lived assets are impaired. Such assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2005, we recorded impairment losses of $3.4 million related to properties to be held and used. For the years ended December 31, 2006 and 2004, we determined that the carrying amounts of our properties to be held and used were recoverable and, therefore, we did not record any impairment losses related to such properties. The amounts reported in continuing operations for real estate impairment (losses) recoveries, net include impairment losses related to consolidated properties to be held and used, as well as our share of all impairment losses or recoveries related to unconsolidated properties. We report impairment losses or recoveries related to properties classified as held for sale in discontinued operations.

Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded in accordance with SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income by $31.2 million and $31.9 million, and resulted in decreases in basic and diluted earnings per share of $0.33 and $0.34, for the years ended December 31, 2006 and 2005, respectively.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes capital replacement reserves, tax-free exchange funds, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $1.9 million and $2.3 million as of December 31, 2006 and 2005, respectively.

We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $4.1 million and $4.2 million as of December 31, 2006 and 2005, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates

Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $5.3 million and $4.7 million as of December 31, 2006 and 2005, respectively.

Deferred Costs

We defer lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. Amortization of these costs is included in interest expense.

We defer leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortize the costs over the terms of the related leases. Amortization of these costs is included in operating expenses.

Advertising Costs

We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2006, 2005 and 2004, for both continuing and discontinued operations, total advertising expense was $34.7 million, $36.1 million and $33.1 million, respectively.

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

The excess of the cost of the acquired partnership interests over the historical carrying amount of partners’ equity or deficit is ascribed generally to the fair values of land and buildings owned by the partnerships. We amortize the excess cost related to the buildings over the estimated useful lives of the buildings. Such amortization is recorded as a component of equity in losses of unconsolidated real estate partnerships.

Intangible Assets

At December 31, 2006 and 2005, other assets included goodwill associated with our real estate segment of $81.9 million. We account for goodwill and other intangible assets in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 does not permit amortization of goodwill and other intangible assets with indefinite lives, but requires an annual impairment test of such assets. The impairment test compares the fair value of reporting units with their carrying amounts, including goodwill. Based on the application of the goodwill impairment test set forth in SFAS 142, we determined that our goodwill was not impaired in 2006, 2005 or 2004. As discussed in Note 9, we reduced goodwill by $6.2 million in 2005 in connection with the recognition of deferred income tax assets that were acquired in connection with business combinations in prior years.

Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to twenty years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.

Capitalized Software Costs

Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2006, 2005 and 2004, we capitalized software development costs totaling $6.3 million, $9.9 million and $18.1 million, respectively. At December 31, 2006 and 2005, other assets included $31.6 million and $40.2 million of net capitalized software, respectively.

Minority Interest in Consolidated Real Estate Partnerships

We report unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate the minority partners’ share of partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when the minority partners’ share of partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2006, 2005, and 2004, we recorded charges for partnership losses resulting from depreciation of approximately $31.8 million, $9.5 million and $5.2 million, respectively, that were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.

Minority interest in consolidated real estate partnerships consists primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of minority interests. The aggregate carrying value of minority interests in consolidated real estate partnerships is approximately $212.1 million at December 31, 2006. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life minority interests, the number of properties in which there is direct or indirect minority ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the minority interests in an assumed liquidation at December 31, 2006. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our minority interests exceeds their aggregate carrying value. As a result of our ability to control real estate sales and other events that require payment of minority interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related minority interests, we anticipate that the eventual liquidation of these minority interests will not have an adverse impact on our financial condition.

Revenue Recognition

Our properties have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realized or realizable.

Stock-Based Compensation

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (see Note 12).

Discontinued Operations

In accordance with SFAS 144, we classify certain properties and related liabilities as held for sale (see Note 13). The operating results of such properties are presented in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized.

Derivative Financial Instruments

We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair values of these instruments are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense. These instruments are not material to our financial position and results of operations.

Insurance

We believe that our insurance coverages insure our properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have insurance coverage for substantial portions of our property, workers’ compensation, health, and general liability exposures. Losses are accrued based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.

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

Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arms length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. Any taxes imposed on us could reduce our operating cash flow and net income. The state and local tax laws may not conform to the United States Federal income tax treatment.

Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents, as these services and activities generally cannot be offered directly by the REIT.

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

Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents, and other potentially dilutive securities outstanding during the period (see Note 14).

Fair Value of Financial Instruments

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at December 31, 2006, due to their relatively short-term nature and high probability of realization. We further believe that the aggregate fair value of our variable rate secured tax-exempt bond financing, variable rate property loans payable, term loans and borrowings under our credit facility also approximate their aggregate carrying value due to terms in the related agreements that require periodic interest adjustments based on market interest rates. For notes receivable, fixed rate secured tax-exempt bond debt and secured long-term debt, we estimate fair values using present value techniques. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. We estimate fair value for our fixed rate debt instruments based on the market rate for debt with the same or similar terms. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $181 million and $211 million at December 31, 2006 and 2005, respectively. See Note 5 for further information on notes receivable. The estimated aggregate fair value of our secured tax-exempt bonds and property loans payable, including amounts reported in liabilities related to assets held for sale was approximately $6.4 billion and $5.8 billion at December 31, 2006, and December 31, 2005, respectively. The combined carrying value of our secured tax-exempt bonds and property loans payable, including amounts reported in liabilities related to assets held for sale, was approximately $6.3 billion and $5.7 billion at December 31, 2006 and 2005, respectively. See Note 6 for further details on secured tax-exempt bonds and secured notes payable.

Concentration of Credit Risk

Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. As discussed in Note 5, a significant portion of our notes receivable at December 31, 2006, are collateralized by properties in the West Harlem district of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversity of the properties that collateralize the notes.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain items included in the 2005 and 2004 financial statements amounts have been reclassified to conform to the 2006 presentation.

Note 3 — Acquisitions

Real Estate Acquisitions

During 2006, we completed acquisitions of nine properties (including one property acquired by an unconsolidated joint venture), containing approximately 1,700 residential units for an aggregate purchase price of approximately $177.0 million, including transaction costs. Of the nine properties acquired, three are located in Pacifica, California; one in Chico, California; three in metro Jacksonville, Florida; one in Tampa, Florida; and one in Greenville, North Carolina. The purchases were funded with cash, new debt and the assumption of existing debt.

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

Acquisitions of Partnership Interests

During 2006 and 2005, we acquired limited partnership interests in 48 partnerships and 84 partnerships, respectively, in which our affiliates served as general partner. In connection with such acquisitions, during 2006 we paid cash of approximately $18.4 million, including transaction costs, and during 2005 we paid approximately $56.0 million, including transaction costs, of which $55.6 million was in cash and the remainder in OP Units. The 2006 and 2005 amounts were approximately $24.3 million and $60.6 million, respectively, in excess of the carrying amount of minority interest in such limited partnerships, which excess we generally assigned to real estate.

Note 4 — Investments in Unconsolidated Real Estate Partnerships

We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 102, 264 and 330 properties at December 31, 2006, 2005 and 2004, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%.

The following table provides selected combined financial information for unconsolidated real estate partnerships as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Real estate, net of accumulated depreciation	$146,400	$763,219	$1,004,501
Total assets	166,874	954,970	1,255,434
Secured and other notes payable	140,089	932,454	1,146,141
Total liabilities	199,082	1,248,450	1,545,250
Partners’ equity (deficit)	(32,208)	(293,480)	(289,816)
Rental and other property revenues	99,708	311,429	320,687
Property operating expenses	(49,451)	(177,970)	(201,248)
Depreciation expense	(18,769)	(63,056)	(72,577)
Interest expense	(24,146)	(84,252)	(99,120)
Gain on sale	2,980	106,465	100,669
Net income (loss)	(1,443)	82,123	50,778

The year-to-year decreases in amounts in the above table reflect dispositions of real estate owned by the unconsolidated real estate partnerships and the consolidation of certain partnerships previously accounted for under the equity method, including 156 partnerships consolidated in 2006 in connection with the adoption of EITF 04-5.

As a result of our acquisition of interests in unconsolidated real estate partnerships at a cost in excess of the historical carrying amount of the partnerships’ net assets, our aggregate investment in these partnerships at December 31, 2006 and 2005 of $39.0 million and $173.4 million, respectively, exceeds our share of the underlying historical partners’ deficit of the partnerships by approximately $44.8 million and $241.7 million, respectively.

Note 5 — Notes Receivable

The following table summarizes our notes receivable at December 31, 2006 and 2005 (in thousands):

	2006			2005
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total

Par value notes	$40,055	$18,815	$58,870	$89,640	$22,681	$112,321
Discounted notes	6,064	120,537	126,601	92,451	1,079	93,530
Allowance for loan losses	(5,478)	—	(5,478)	(4,891)	—	(4,891)

Total notes receivable	40,641	$139,352	$179,993	$177,200	$23,760	$200,960

Face value of discounted notes	$41,781	$145,024	$186,805	$130,342	$—	$130,342

Included in notes receivable from unconsolidated real estate partnerships at December 31, 2006 and 2005, are $6.0 million and $28.8 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 6.0% and 12.0% and averaging 10.3%.

Notes receivable from non-affiliates at December 31, 2006 include notes receivable totaling $81.6 million from 31 entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110 million, including $14.4 million for property improvements and an interest reserve which have not yet been funded. The notes mature in ten years, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 87 buildings containing 1,597 residential units and 42 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings. Our potential purchase of the buildings pursuant to the purchase option and put agreement may ultimately require cash payments and/or assumption of first mortgage debt totaling approximately $139 million to $206 million, in addition to amounts funded and committed under the loan agreement, depending on rental income levels and real estate fair values. We determined that the stated interest rate on the notes is a below-market interest rate and recorded a $19.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. The purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.

Included in notes receivable from non-affiliates at December 31, 2006 and 2005, are $6.0 million and $6.4 million, respectively, in other notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 7.4% and averaging 6.5%. At December 31, 2006, notes receivable from non-affiliates also includes a $38.7 million unsecured discounted receivable, reflecting $50.0 million due in 2009 and an imputed interest rate of 12%.

Notes receivable from non-affiliates at December 31, 2005, includes $2.5 million due from Alan I. Casden, representing the unpaid balance of notes receivable related to the settlement of litigation involving a company that was acquired in connection with the March 2002 acquisition of Casden Properties, Inc. (which we refer to as the Casden Transactions). The notes were secured by certain shares of Common Stock and certain cash settlement proceeds. In 2004, we entered into an agreement with respect to certain proceeds to be received by Mr. Casden and his right to deliver Common Stock at an agreed-upon value of $47 per share in satisfaction of the notes. Pursuant to this agreement, in 2004 we received $20 million in cash as payment in full on three notes due in 2004, 2005 and 2006. In 2005, we received cash payments of $7.0 million in satisfaction of the note due in 2007 and in partial satisfaction of the note due in 2008. In 2006, we received a final payment of $2.5 million in satisfaction of the note due in 2008. The 2004 agreement resolved a contingency based on the price of our Common Stock related to the Casden Transactions. In accordance with SFAS 141, in 2004 we recorded a $4.8 million charge to additional paid-in capital, representing the difference between the $29.1 million fair value of the consideration to be paid pursuant to the 2004 agreement and the $33.9 million carrying amount of the notes.

Interest income from total non-impaired par value and certain discounted notes for the years ended December 31, 2006, 2005 and 2004 totaled $5.8 million, $19.2 million and $20.5 million, respectively. For the years ended December 31, 2006, 2005, and 2004, we recognized accretion income on certain discounted notes of approximately $6.7 million, $2.5 million and $6.3 million, respectively.

The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2006 and 2005, is as follows (in thousands):

	2006	2005

Balance at beginning of year	$(4,891)	$(7,149)
Provisions for losses on notes receivable	(3,104)	(577)
Recoveries of losses on notes receivable	320	1,942
Net reductions due to consolidation of real estate partnerships and property dispositions	2,197	893

Balance at end of year	$(5,478)	$(4,891)

During the years ended December 31, 2006 and 2005, we determined that an allowance for loan losses of $3.4 million and $2.4 million, respectively, was required on certain of our par value notes that had carrying values of $9.0 million and $6.5 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2006, 2005 and 2004 was $7.0 million, $6.7 million and $11.8 million, respectively. The remaining $49.9 million in par value notes receivable at December 31, 2006 is estimated to be collectible and, therefore, interest income on these par value notes is recognized as it is earned.

As of December 31, 2006 and 2005, we determined that an allowance for loan losses of $2.0 million and $2.5 million, respectively, was required on certain of our discounted notes that had carrying values of $4.4 million and $5.0 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2006 and 2005 was $4.6 million and $5.0 million, respectively.

Note 6 — Secured Tax-Exempt Bond Financings, Property Loans Payable and Other Borrowings

The following table summarizes our secured tax-exempt bond financings at December 31, 2006 and 2005, the majority of which is non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	Principal Outstanding
	2006	2006	2005

Fixed rate secured tax-exempt bonds payable	5.76%	$295,532	$280,147
Variable rate secured tax-exempt bonds payable	4.23%	640,550	715,750

Total		$936,082	$995,897

Fixed rate secured tax-exempt bonds payable mature at various dates through October 2045. Variable rate secured tax-exempt bonds payable mature at various dates through June 2034. Principal and interest on these bonds are generally payable in semi-annual installments or in monthly interest-only payments with balloon payments due at maturity. Certain of our tax-exempt bonds at December 31, 2006 are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2006, our secured tax-exempt bond financings were secured by 72 properties with a combined net book value of $1,435.7 million.

The following table summarizes our property loans payable at December 31, 2006 and 2005, the majority of which are non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	Principal Outstanding
	2006	2006	2005

Conventional fixed rate secured notes payable	6.35%	$4,846,259	$3,689,730
Conventional variable rate secured notes payable	6.53%	370,113	554,748
Secured notes credit facility	5.34%	112,639	76,210

Total		$5,329,011	$4,320,688

Fixed rate secured notes payable mature at various dates through August 2053. Variable rate secured notes payable mature at various dates through July 2021. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2006, our secured notes payable were secured by 608 properties with a combined net book value of $7,500.6 million.

We have a secured revolving credit facility that provides for borrowings of up to $250 million primarily to be used for financing properties that we generally intend to hold for the intermediate term, as well as properties that are designated for redevelopment. In addition to the amounts in the above table, there were approximately zero and $4.0 million of notes that were provided through this facility that are obligations of unconsolidated real estate partnerships and not included within secured notes payable at December 31, 2006 and 2005, respectively. The interest rate on the notes provided through this facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85% (for those loans with debt coverage ratios greater than or equal to 1.70) or 1.05% (for those loans with debt service coverage ratios less than 1.70), which interest rate resets monthly. Each such loan under this facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. This facility matures in September 2007, but can be terminated and repaid in full without penalty.

Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2006, we were in material compliance with all financial covenants pertaining to our consolidated debt instruments.

Other borrowings totaled $67.7 million and $88.3 million at December 31, 2006 and 2005, respectively, and consist primarily of unsecured notes payable and obligations under sale and leaseback arrangements accounted for as financings. At December 31, 2006, other borrowings includes $59.2 million in fixed rate obligations with interest rates ranging from zero to 10.0% and $8.5 million in variable rate obligations bearing interest at the prime rate plus 1.75%. The maturity dates for other borrowings range from 2007 to 2039, although certain amounts are due upon occurrence of specified events, such as property sales.

As of December 31, 2006, the scheduled principal amortization and maturity payments for our secured tax-exempt bonds, secured notes payable and other borrowings are as follows (in thousands):

	Amortization	Maturities	Total

2007	$146,807	$303,041	$449,848
2008	139,955	393,993	533,948
2009	143,258	400,202	543,460
2010	151,025	187,399	338,424
2011	159,083	349,688	508,771
Thereafter			3,958,302

			$6,332,753

Note 7 — Term Loans and Credit Facility

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

Originally, the revolving loans bore interest at a rate equal to (i) the LIBOR rate plus a margin that could range from 1.50% to 2.00% (for LIBOR loans) or (ii) the base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus a margin that could range from 0% to 0.25% (for base rate loans), in each case, depending on our leverage ratio. The original $300 million term loan bore interest at a rate equal to (i) the LIBOR rate plus 2.00% (for LIBOR loans) or (ii) the base rate plus 0.25% (for base rate loans), and the additional $100.0 million term loan bore interest at a rate equal to (i) the LIBOR rate plus 1.75% (for LIBOR loans) or (ii) the base rate plus 0.25%. The default rate of interest for the loan is equal to the applicable rate described above plus 3%. The revolving loans had an original maturity of November 2, 2007, and the term loans of November 2, 2009.

On March 22, 2006, we amended various terms in our Credit Agreement, including: the ability to request an increase in the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $150 million; a reduction in the interest rate spread applicable to revolving loans to LIBOR plus a margin that can range from 1.125% to 1.75%; a reduction in the interest rate spread applicable to letters of credit; a reduction in the spread applicable to term loans to LIBOR plus 1.5%; and an extension of the maturity dates to May 1, 2009 for the revolver and to March 22, 2011 for the term loans.

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

At December 31, 2006, the outstanding principal balance of the term loans was $400.0 million at an interest rate of 6.91%. At December 31, 2006, the outstanding principal balance of the revolving loans was $140.0 million at a weighted average interest rate of 6.725% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving facility at December 31, 2006 was $277.3 million (after giving effect to $32.7 million outstanding for undrawn letters of credit issued under the revolving facility). As of December 31, 2006, we were in compliance with all financial covenant requirements.

Note 8 — Commitments and Contingencies

Commitments

In connection with our redevelopment and capital improvement activities, we have commitments of approximately $146.7 million related to construction projects that are expected to be substantially completed during 2007. We also enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

As discussed in Note 5, we have a commitment to fund an additional $14.4 million in second mortgage loans on certain properties in West Harlem, New York City. We also could be required in certain circumstances to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $139 million to $206 million, in addition to amounts funded and committed under the loan agreement.

In connection with the Casden Transactions, we committed to invest up to $50 million for an interest in Casden Properties LLC. As of December 31, 2006, we had fulfilled our investment commitment. Casden Properties LLC is pursuing development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC. We also committed to pay an aggregate amount of $50 million to Casden Properties LLC as a retainer on account for redevelopment services, of which $47.5 million had been paid as of December 31, 2006. The final $2.5 million payment was made in January 2007.

Tax Credit Arrangements

We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet. The remaining compliance period for our tax credit syndication arrangements range from less than one year to 15 years. At December 31, 2006, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

Legal Matters

In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

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

We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations.  Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2006, are immaterial to our consolidated financial condition and results of operations.

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

Insurance Litigation

The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which we have been made a third party defendant continues. Summary judgment has been entered against defendants XL and

Greenwich. The court issued an opinion on the parties’ cross-motions for summary judgment on July 19, 2006, rejecting Greenwich/XL’s motions in their entirety and granting partial summary judgment in favor of us, dismissing the claims for fraud, civil conspiracy, negligent supervision, and aiding and abetting fraud. The court left intact Greenwich/XL’s claims for contractual indemnification, contractual subrogation, and unjust enrichment. Trial has been rescheduled to begin April 10, 2007. We believe that we have meritorious defenses to assert, and we will vigorously defend ourselves against the claims brought against us. In addition, we will vigorously prosecute our own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss or that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial condition or results of operations.

FLSA Litigation

The Aimco Operating Partnership and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges the Aimco Operating Partnership and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues. Approximately 1,049 individuals opted into the class. The defendants moved to decertify the collective action on both issues and that issue has been fully briefed. The parties anticipate that the court will set the decertification motion for oral argument, but that date has not yet been set. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005, in Montgomery County Maryland Circuit Court. The California and Maryland cases have been stayed pending the resolution of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

Operating Leases

We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating Lease	Sublease
	Obligations	Receivables

2007	$8,270	$1,508
2008	7,621	1,086
2009	6,142	597
2010	5,178	597
2011	3,948	—
Thereafter	8,645	—

Total	$39,804	$3,788

Substantially all of the office space and equipment subject to the operating leases described above are for the use of our corporate offices and regional operating centers. Rent expense recognized totaled $8.9 million, $7.4 million, and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease receipts that offset rent expense totaled approximately $1.3 million, $0.7 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2006	2005

Deferred tax liabilities:
Partnership differences	$47,149	$53,347
Depreciation	7,729	6,330
Other	85	178

Total deferred tax liabilities	$54,963	$59,855

Deferred tax assets:
Net operating, capital and other loss carryforwards	$20,995	$34,046
Receivables	5,879	5,856
Accrued liabilities	5,010	6,942
Accrued interest expense	978	6,519
Intangibles — management contracts	8,293	9,880
Tax credit carryforwards	9,878	7,878
Other	1,424	442

Total deferred tax assets	52,457	71,563
Valuation allowance for deferred tax assets	(1,873)	(1,873)

Deferred tax assets, net of valuation allowance	50,584	69,690

Net deferred income tax assets (liabilities)	$(4,379)	$9,835

At December 31, 2006 and 2005, we maintained a $1.9 million valuation allowance for deferred tax assets primarily related to previously unrecognized alternative minimum tax credits, some of which were generated by predecessor entities, totaling approximately $1.9 million. During the year ended December 31, 2005, we reversed a $1.2 million valuation allowance for certain low income housing credits and rehabilitation credits based on our determination that it is more likely than not that the credits will be realized. During the year ended December 31, 2005 we identified approximately $12.2 million in previously unidentified net deferred tax assets that were acquired in connection with business combinations in prior years. We recorded adjustments to recognize these net assets and reduce goodwill and real estate acquired in the corresponding business combinations by $6.2 million and $6.0 million, respectively.

Significant components of the provision (benefit) for income taxes are as follows and are classified within other expenses (income), net in continuing operations and income from discontinued operations, net in our statements of income for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Current:
Federal	$5,380	$3,412	$7,345
State	1,272	1,590	748

Total current	6,652	5,002	8,093

Deferred:
Federal	13,197	(17,303)	634
State	1,698	(1,843)	72

Total deferred	14,895	(19,146)	706

Total provision (benefit)	$21,547	$(14,144)	$8,799

Classification:
Continuing operations	$(11,448)	$(16,353)	$(6,825)
Discontinued operations	$32,995	$2,209	$15,624

Consolidated income (loss) subject to tax, consisting of pretax income of our taxable REIT subsidiaries and gains on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, is $53.3 million for 2006, $(36.9) million for 2005, and $20.5 million for 2004. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss)
subject to tax	$18,639	35.0%	$(12,922)	35.0%	$7,174	35.0%
State income tax, net of Federal tax benefit	3,038	5.7%	(253)	0.7%	818	4.0%
Effect of permanent differences	(130)	−0.2%	(69)	0.2%	314	1.5%
Increase (decrease) in valuation allowance	—	0.0%	(900)	2.4%	493	2.4%

	$21,547	40.5%	$(14,144)	38.3%	$8,799	42.9%

Income taxes paid totaled approximately $9.8 million, $4.8 million, and $2.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, we had net operating loss carryforwards (NOLs) of approximately $53.8 million for income tax purposes that expire in years 2020 to 2025. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We used approximately $37.9 million of NOLs during the year ended December 31, 2006, as a result of taxable sales made during the year. Additionally, our low-income housing and rehabilitation tax credit carryforwards remained unchanged as of December 31, 2006, at approximately $6.0 million for income tax purposes that expire in years 2012 to 2025. We had approximately $3.9 million of alternative minimum tax (AMT) credit carryforwards available at December 31, 2006 prior to the valuation allowance. These AMT credit carryforwards do not expire and can be used to offset future regular tax liabilities.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Sec. 1250 gains, or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, dividends per share held for the entire year were estimated to be taxable as follows:

	2006(1)		2005(2)		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$0.05	2%	$0.21	7%	$0.04	2%
Return of capital	—	—	—	—	—	—
Capital gains	1.05	44%	1.44	48%	1.77	74%
Qualified dividends	0.05	2%	0.24	8%	0.03	1%
Unrecaptured Sec.1250 gain	1.25	52%	1.11	37%	0.56	23%

	$2.40	100%	$3.00	100%	$2.40	100%

(1)	On December 19, 2006, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2006, that was paid on January 31, 2007, to stockholders of record on December 31, 2006, which was one month earlier than the typical declaration. Pursuant to certain provisions within the Internal Revenue Code, this dividend was deemed paid by Aimco and received by the shareholders in 2006.

(2)	On December 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2005, that was paid on January 31, 2006, to stockholders of record on December 31, 2005, which was one month earlier than the typical declaration. Pursuant to certain provisions within the Internal Revenue Code, this dividend was deemed paid by Aimco and received by the shareholders in 2005.

Note 10 — Transactions Involving Minority Interest in Aimco Operating Partnership

Preferred OP Units

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for Common Stock and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2006, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $89.2 million, which were redeemable into approximately 1.6 million shares of Common Stock. As of December 31, 2005, a total of 3.3 million preferred OP Units were outstanding with a redemption value of $90.2 million, which were redeemable into approximately 2.4 million shares of Common Stock.

During the years ended December 31, 2006 and 2005, approximately 7,600 and 1,700 preferred OP Units were tendered for redemption in exchange for approximately 3,500 and 1,100 shares of Common Stock, respectively. During the years ended December 31, 2006 and 2005, there were approximately 31,100 and 12,800 preferred OP Units tendered for redemption in exchange for cash, respectively.

Common OP Units

We completed tender offers for limited partnership interests resulting in the issuance of approximately 300 and 3,000 common OP Units in 2006 and 2005, respectively.

During the years ended December 31, 2006 and 2005, approximately 110,000 and 77,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 94,000 and 425,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.

High Performance Units

From 1998 through 2005, the Aimco Operating Partnership issued various classes of High Performance Units, or HPUs, as follows: 1998 — Class I HPUs; 2001 — Class II HPUs, Class III HPUs, and Class IV HPUs; 2002 — Class V HPUs; 2003 — Class VI HPUs; 2004 — Class VII HPUs; 2005 — Class VIII HPUs; and 2006 — Class IX

HPUs. These HPUs were issued to limited liability companies owned by certain members of our senior management (and independent directors in the case of Class I HPUs, only) in exchange for cash in amounts that we determined, with the assistance of a nationally recognized independent valuation expert, to be the fair value of the HPUs. The terms of the HPUs provide for the issuance, following a measurement period of generally three years (one year in the case of Class II HPUs and two years in the case of Class III HPUs), of an increased number of HPUs depending on the degree, if any, to which certain financial performance benchmarks are achieved over the applicable measurement period. The holders of HPUs at the conclusion of the measurement period receive the same amount of distributions that are paid to holders of an equivalent number of the Aimco Operating Partnership’s outstanding common OP Units. Prior to the end of the measurement period, the limited liability company holders of HPUs receive only nominal distributions. If the specified minimum benchmarks are not achieved at the conclusion of the applicable measurement period, the HPUs have only nominal value and may be reacquired by the Aimco Operating Partnership for a nominal amount.

The following table sets forth information for HPUs outstanding as of December 31, 2006:

		Gross	End of	Outstanding Units
	Year of	Proceeds	Measurement	at December 31,
Class of HPUs	Issuance	(thousands)	Period	2006

Class I	1998	$2,070	12/31/2000	2,379,084
Class VII	2004	752	12/31/2006	4,109
Class VIII	2005	780	12/31/2007	5,000
Class IX	2006	875	12/31/2008	5,000

The minimum performance benchmarks were not achieved for HPU Classes II, III, IV, V, VI and VII. Accordingly, those HPUs had only nominal value at the conclusion of the related measurement period and, except for the Class VII HPUs, were reacquired by the Aimco Operating Partnership and cancelled. At December 31, 2006, performance benchmarks for the Class VIII HPUs and Class IX HPUs had been achieved that would have resulted in the issuance of the equivalent of approximately 881,000 common OP Units if the related measurement periods had ended on that date.

In determining the value of the historical High Performance Units, we used a discounted cash flow valuation methodology supported by a nationally recognized independent valuation expert. This discounted cash flow methodology used a 24% discount rate applied to probability-adjusted cash flows reflecting possible distribution outcomes. Using that methodology, we determined the fair value of High Performance Units as follows: Class V HPUs $1,066,000, Class VI HPUs $985,000, Class VII HPUs $915,000, Class VIII HPUs $780,000 and Class IX HPUs $875,000. We have evaluated an alternative methodology that (1) assumes an investor receives shares of Aimco common stock in the event that the performance hurdles are met at the end of the measurement period, (2) uses a discount rate for the three year measurement period of approximately 30%, and (3) applies a liquidity discount of 25% to reflect that the High Performance Units are illiquid securities absent a change of control of Aimco. Applying this alternative methodology results in an effectively lower net discount rate than the rate used in the discounted cash flow methodology and, as a result, the value of those High Performance Units would have been as follows: Class V HPUs $1,696,000, Class VI HPUs $1,496,000, Class VII HPUs $1,867,000, Class VIII HPUs $1,772,000 and Class IX HPUs $2,042,000. Using the alternative methodology resulted in a higher valuation than the discounted cash flow methodology based on the use of assumed common stock prices in conjunction with the discount rate and liquidity discount discussed above. Accordingly, after taking into account the percentage of each program subscribed and the unamortized portion of the Class VIII and Class IX HPUs, we recorded a cumulative adjustment of $2.9 million in the year ended December 31, 2006, to reflect the difference between these two methodologies. The $2.9 million correction is also due to a change in the assumptions of the discount rates used to value HPU V through HPU IX.

Note 11 — Stockholders’ Equity

Preferred Stock

At December 31, 2006 and 2005, we had the following classes of preferred stock outstanding:

				Balance
			Annual Dividend	December 31,
	Redemption	Conversion	Rate Per Share	2006	2005
Perpetual	Date(1)	Price	(paid quarterly)	(thousands)	(thousands)

Class G Cumulative Preferred Stock, $0.01 par value, 4,050,000 shares authorized, 4,050,000 shares issued and outstanding	07/15/2008	—	9.3750%	$101,000	$101,000
Class Q Cumulative Preferred Stock, $0.01 par value, 2,530,000 shares authorized, zero and 2,530,000 shares issued and outstanding(2)	03/19/2006	—	10.100%	—	63,250
Class R Cumulative Preferred Stock, $0.01 par value, 6,940,000 shares authorized, zero and 6,940,000 shares issued and outstanding(3)	07/20/2006	—	10.000%	—	173,500
Class T Cumulative Preferred Stock, $0.01 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding	07/31/2008	—	8.000%	150,000	150,000
Class U Cumulative Preferred Stock, $0.01 par value, 8,000,000 shares authorized, 8,000,000 shares issued and outstanding	03/24/2009	—	7.750%	200,000	200,000
Class V Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	09/29/2009	—	8.000%	86,250	86,250
Class Y Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	12/21/2009	—	7.875%	86,250	86,250
Series A Community Reinvestment Act Preferred Stock, $0.01 par value per share, 240 shares authorized, 200 shares issued and outstanding(6)	06/30/2011	—	(6)	100,000	—

				723,500	860,250

Convertible(5):
Class W Cumulative Convertible Preferred Stock, $0.01 par value, 1,904,762 shares authorized, 1,904,762 shares issued and outstanding	09/30/2007	$52.50	8.100%	100,000	100,000
Class X Cumulative Convertible Preferred Stock, $0.01 par value, 2,000,000 shares authorized, zero and 2,000,000 shares issued and outstanding(4)	03/31/2006	$52.50	8.500%	—	50,000

				100,000	150,000

Total				$823,500	$1,010,250

(1)	All classes of preferred stock are redeemable at our option on and after the dates specified.

(2)	On March 19, 2006, we redeemed for cash all 2.53 million shares outstanding of the 10.1% Class Q Cumulative Preferred Stock, or the Class Q Preferred Stock, for a total redemption price of $25.035 per share, which included a redemption price of $25.0 per share and $0.035 per share of accumulated and unpaid dividends through March 19, 2006. This redemption resulted in $2.5 million of related preferred stock issuance costs being deducted in determining net income attributable to common stockholders.

(3)	On July 20, 2006, we redeemed for cash all 6.94 million shares outstanding of the 10% Class R Cumulative Preferred Stock, or the Class R Preferred Stock, for a total redemption price of $25.243 per share, which included a redemption price of $25.00 per share and $0.243 per share of accumulated and unpaid dividends through July 20, 2006. This redemption resulted in $4.3 million of related preferred stock issuance costs being deducted in determining net income attributable to common stockholders.

(4)	On March 31, 2006, we redeemed for cash all 2.00 million shares outstanding of the 8.5% Class X Cumulative Preferred Stock, or the Class X Preferred Stock, for a total redemption price of $25.531 per share, which included a redemption price of $25.00 per share and $0.531 per share of accumulated and unpaid dividends through March 31, 2006. The conversion price was $52.50 (equivalent to a conversion rate of 0.476 shares of Common Stock for each share of Class X Preferred Stock.) This redemption resulted in $0.1 million of related preferred stock issuance costs being deducted in determining net income attributable to common stockholders.

(5)	The Articles Supplementary set forth the relative rights and preferences of each class of securities and as shown above, the dividend rate on each class of convertible securities is the rate specified in the articles supplementary for each class. Such rate can be increased to the rate of the dividends paid on the number of shares of Common Stock into which a share of such preferred security is convertible. The initial conversion price of each class was in excess of the fair market value of a share of Common Stock on the respective dates on which the purchasers of each class agreed to purchase such securities.

(6)	On June 29, 2006, we sold 200 shares of our Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, or the CRA Preferred Stock, with a liquidation preference of $500,000 per share, for net proceeds of $97.5 million. For the period from June 29, 2006, the date of original issuance, through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2006 was 6.62%. Upon liquidation, holders of the CRA Preferred Stock are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Stock ranks prior to our Common Stock and on the same level as our outstanding shares of preferred stock, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Stock is not redeemable prior to June 30, 2011, except in limited circumstances related to REIT qualification. On and after June 30, 2011, the CRA Preferred Stock is redeemable for cash, in whole or from time to time in part, at our option, at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.

All classes of preferred stock are pari passu with each other and are senior to Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. All of the above outstanding classes of preferred stock have a liquidation preference per share of $25, with the exceptions of the 8.1% Class W Cumulative Convertible Preferred Stock, which has a liquidation preference per share of $52.50 and the CRA Preferred Stock, which has a liquidation preference per share of $500,000.

The dividends paid on each class of preferred stock classified as equity in the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands, except per share data):

	2006			2005			2004
	Amount		Total	Amount		Total	Amount		Total
	Per		Amount	Per		Amount	Per		Amount
Class of Preferred Stock	Share(1)		Paid	Share(1)		Paid	Share(1)		Paid

Perpetual:
Class D	$—		$—	$0.59	(2)	736	$4.87	(3)	$6,090
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class Q	0.67	(4)	1,686	2.53		6,388	2.53		6,388
Class R	1.49	(4)	10,361	2.50		17,350	2.50		17,350
Class T	2.00		12,000	2.00		12,000	2.00		12,000
Class U	1.94		15,500	1.94		15,500	1.08	(5)	8,655
Class V	2.00		6,900	2.09	(6)	7,207	—		—
Class Y	1.97		6,792	1.61	(7)	5,547	—		—
Series A CRA	8,720	(8)	1,744	—		—	—		—

			64,475			74,220			59,975

Convertible:
Class N	—		—	—		—	2.59	(9)	10,361
Class O	—		—	—		—	4.73	(9)	9,000
Class P	—		—	—		—	1.16	(9)	4,648
Class W	4.25		8,100	4.25	(10)	8,100	—		—
Class X	1.06	(4)	2,125	2.13	(10)	4,262	—		—

			10,225			12,362			24,009

Total			$74,700			$86,582			$83,984

(1)	Amounts per share are calculated based on the number of preferred shares outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	For the period from January 1, 2005 to the date of redemption.

(3)	Total amount paid includes dividends paid on 2.7 million shares of Class D Preferred Stock until November 5, 2004, when 1.5 million shares were redeemed for cash.

(4)	For the period from January 1, 2006 to the date of redemption.

(5)	For the period from March 24, 2004 (date of issuance) to December 31, 2004.

(6)	For the period from September 29, 2004 (date of issuance) to December 31, 2005.

(7)	For the period from December 21, 2004 (date of issuance) to December 31, 2005.

(8)	For the period from June 29, 2006 (date of issuance) to December 31, 2006.

(9)	For the period from January 1, 2004 to the date of redemption. For Class N Preferred Stock, includes a 2%, or $0.50 redemption premium per share, on 2.0 million shares.

(10)	For the period from September 30, 2004 (date of issuance) to December 31, 2005.

Common Stock

During 2006 and 2005, we issued approximately 26,000 shares and 37,000 shares, respectively, of Common Stock to certain non-executive officers who purchased the shares at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $1.1 million and $1.4 million, respectively. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. Total payments in 2006 and 2005 on all notes from officers were $21.8 million and $12.3 million, respectively. In 2006, we reacquired approximately 10,000 shares of Common Stock from officers in exchange for the cancellation of related notes totaling $0.5 million.

In addition, in 2006 and 2005, we issued approximately 592,000 and 393,000 restricted shares of Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three to five years). Certain shares of restricted stock issued during 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target. As of December 31, 2006, achievement of the specified target is not considered probable.

In 2006, we purchased on the open market approximately 2.3 million shares of Common Stock, respectively, at an average price per share of approximately $52.25. In 2005, we did not repurchase any shares of Common Stock. In 2004, we purchased 110,000 shares of Common Stock on the open market at an average price per share of approximately $31.97 and purchased 287,272 shares of Common Stock in a privately negotiated transaction at a price of $31.60 per share.

Stock Warrants

On December 2, 1997, we issued warrants, which we refer to as the Oxford Warrants, exercisable through December 31, 2006, to purchase up to an aggregate of 500,000 shares of Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, or Oxford, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford or its affiliates. During the year ended December 31, 2005, we purchased from the holders thereof all outstanding Oxford Warrants for an aggregate purchase price of $1.05 million, which was determined to be fair value.

Registration Statements

As of December 31, 2006, under our shelf registration statement, which was declared effective in April 2004, we had available for issuance approximately $876.6 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500.0 million of debt securities.

Note 12 — Share-Based Compensation and Employee Benefit Plans

Stock Award and Incentive Plan

We adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, to attract and retain officers, key employees and independent directors. The 1997 Plan reserves for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. At December 31, 2006, there were approximately 3.4 million shares available to be granted. The 1997 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of Common Stock at the date of grant. The term of the incentive and non-qualified options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. We generally issue new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which superseded SFAS 123. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and provides for a modified prospective application method of adoption. Under this method, we are applying the provisions of SFAS 123R prospectively to new awards granted on or after January 1, 2006, and to existing awards that are modified after January 1, 2006, and are recognizing compensation cost over the remaining vesting period for the unvested portion of all outstanding awards granted prior to 2006. The measurement and recognition provisions of SFAS 123R that apply to our stock compensation arrangements are similar to those that we applied under SFAS 123 to awards granted on or after January 1, 2003. Under SFAS 123R, we continue to recognize the cost of stock-based compensation ratably over the vesting period. The primary change in our method of recognizing compensation cost relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas under SFAS 123 we recognized forfeitures as they occurred.

In connection with the adoption of SFAS 123R as of January 1, 2006, we estimated that forfeitures of unvested awards of stock options and restricted stock for which compensation expense was recognized prior to 2006 will total approximately $154,000. SFAS 123R provides that a cumulative effect of change in accounting principle be recognized for such estimated forfeitures as of the date of adoption. We believe the estimated forfeitures upon adoption of SFAS 123R are immaterial and have reported the cumulative effect adjustment in our general and administrative expenses for the year ended December 31, 2006. The adoption of SFAS 123R resulted in decreases of $1.2 million in 2006 income from continuing operations and net income and decreases of $0.01 in 2006 basic and diluted earnings per share. The adoption of SFAS 123R did not have a material effect on 2006 cash flows from operating or financing activities. After 2006, SFAS 123R is not expected to have any significant effect on our financial statements other than the timing of recognition of forfeitures.

We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options. Expected volatility reflects the historical volatility of our Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects the actual amount per share paid on our Common Stock after 2003 and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Weighted average grant-date fair value	$5.23	$3.57	$2.24
Assumptions:
Risk-free interest rate	4.58%	4.10%	3.50%
Expected dividend yield	5.58%	6.31%	7.50%
Expected volatility	20.15%	19.00%	19.10%
Weighted average expected life of options	6.5 years	5.0 years	5.0 years

The following table summarizes activity for our outstanding stock options for the years ended December 31, 2006, 2005 and 2004 (numbers of options in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price

Outstanding at beginning of year	11,054	$38.78	10,838	$38.87	10,107	$39.59
Granted	692	43.15	383	38.14	1,219	32.19
Exercised	(2,826)	38.03	(65)	38.22	(69)	29.11
Forfeited	(322)	38.09	(102)	39.98	(419)	37.81

Outstanding at end of year	8,598	$39.36	11,054	$38.78	10,838	$38.87
Exercisable at end of year	6,508	$39.56	8,177	$39.30	7,132	$39.47

The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2006, had an aggregated intrinsic value of $143.1 million and a weighted average remaining contractual term of 4.6 years. Options exercisable at December 31, 2006 had an aggregate intrinsic value of $107.2 million and a weighted average remaining contractual term of 3.7 years. The intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $34.9 million, $0.2 million and $0.2 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of our taxable subsidiaries. We realized tax benefits of approximately $1.0 million for the year ended December 31, 2006.

The following table summarizes activity for restricted stock awards for the years ended December 31, 2006, 2005 and 2004 (numbers of shares in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value

Unvested at beginning of year	882	$35.08	775	$32.86	411	$41.33
Granted	607	44.47	429	38.50	566	29.89
Vested	(240)	35.80	(254)	33.91	(109)	32.73
Forfeited	(161)	35.41	(68)	35.70	(93)	41.33

Unvested at end of year	1,088	$40.11	882	$35.08	775	$32.86

The aggregate fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was $12.1 million, $8.3 million and $3.1 million, respectively.

Total compensation cost recognized for restricted stock and stock option awards was $15.9 million, $10.0 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, $3.6 million $1.4 million and $1.2 million, respectively, were capitalized. At December 31, 2006, total unvested compensation cost not yet recognized was $33.9 million. We expect to recognize this compensation over a weighted average period of approximately 2.1 years. Certain awards of restricted stock and options granted in 2005 and 2006 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004

Net income (loss) attributable to common stockholders, as reported	$(16,966)	$174,693
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	8,140	4,903
Stock options	1,835	1,603
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(8,140)	(4,903)
Stock options	(3,422)	(4,289)
Add minority interest in Aimco Operating Partnership	161	276

Pro forma net income (loss) attributable to common stockholders	$(18,392)	$172,283

Basic earnings (loss) per common share:
Reported	$(0.18)	$1.88
Pro forma	$(0.20)	$1.85
Diluted earnings (loss) per common share:
Reported	$(0.18)	$1.88
Pro forma	$(0.20)	$1.85

Employee Stock Purchase Plan

We adopted an employee stock purchase plan effective September 1, 2006. Under the terms of this plan, eligible employees may authorize payroll deductions up to 15% of their base compensation to purchase shares of our Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2006, 648 shares were purchased under this plan at a price of $53.06. No compensation cost is recognized in connection with this plan.

401K Plan

We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. Our matching contributions are made in the following manner: (1) a 100% match on the first 3% of the participant’s contribution; (2) a 50% match on the next 2% of the participant’s contribution. We incurred costs in connection with this plan of approximately $4.5 million, $4.1 million and $3.2 million in 2006, 2005 and 2004, respectively.

Note 13 — Discontinued Operations and Assets Held for Sale

In accordance with SFAS 144 we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This treatment resulted in certain reclassifications of 2005 and 2004 financial statement amounts.

At December 31, 2006, we had no properties classified as held for sale. During the year ended December 31, 2006, we sold 77 properties with an aggregate of 17,307 units. Additionally, on February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower with an aggregate of 562 units. For the years ended December 31, 2006, 2005, and 2004, discontinued operations includes the results of operations of these 77 properties and the South Tower for periods prior to the date of sale. During 2005, we sold 83 properties with an aggregate of 16,835 units. For the years ended December 31, 2005 and 2004, discontinued operations include the results of operations of these 83 properties for periods prior to the date of sale. During 2004, we sold 54 properties with an aggregate of 12,248 units. For the year ended December 31, 2004, discontinued operations includes the results of operations of these 54 properties for periods prior to the date of sale.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004

Rental and other property revenues	$77,851	$212,390	$296,670
Property operating expenses	(40,175)	(112,151)	(150,061)
Depreciation and amortization	(20,101)	(58,634)	(67,277)
Other (expenses) income, net	(5,976)	(3,218)	(5,163)

Operating income	11,599	38,387	74,169
Interest income	798	742	522
Interest expense	(15,957)	(46,654)	(71,404)
Minority interest in consolidated real estate partnerships	2,753	2,992	2,160

Income (loss) from operations	(807)	(4,533)	5,447
Gain on dispositions of real estate, net of minority partners’ interest	260,206	102,972	249,354
Impairment (losses) recoveries on real estate assets sold or held for sale	434	(3,836)	(7,289)
Recovery of deficit distributions to minority partners	15,927	14,604	3,230
Income tax arising from disposals	(32,918)	(4,481)	(16,015)
Minority interest in Aimco Operating Partnership	(23,381)	(10,621)	(25,058)

Income from discontinued operations	$219,461	$94,105	$209,669

Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $53.8 million, $25.3 million and $31.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy and evaluate whether such properties meet the criteria to be classified as held for sale. As of December 31, 2006, none of our properties meet such criteria. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets held for sale of $622.3 million at December 31, 2005 include real estate net book value of $615.5 million, represented by 66 properties and the South Tower with 16,414 units that were classified as assets held for sale during 2005 and 2006. Liabilities related to assets classified as held for sale of $392.8 million at December 31, 2005 include mortgage debt of $384.3 million. Net recoveries of impairment losses for the year ended December 31, 2006 were $0.4 million. Impairment losses recorded for the years ended December 31, 2005 and 2004 were $3.8 million and $7.3 million, respectively.

Note 14 — Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004

Numerator:
Income (loss) from continuing operations	$(42,674)	$(23,123)	$57,785
Less net income attributable to preferred stockholders	(81,132)	(87,948)	(88,804)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(123,806)	$(111,071)	$(31,019)

Income from discontinued operations	$219,461	$94,105	$209,669

Cumulative effect of change in accounting principle	$—	$—	$(3,957)

Net income	$176,787	$70,982	$263,497
Less net income attributable to preferred stockholders	(81,132)	(87,948)	(88,804)

Numerator for basic and diluted earnings per share — Net income (loss) attributable to common stockholders	$95,655	$(16,966)	$174,693

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	95,758	93,894	93,118
Effect of dilutive securities:
Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share	95,758	93,894	93,118

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.29)	$(1.18)	$(0.33)
Income from discontinued operations	2.29	1.00	2.25
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88

Diluted earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.29)	$(1.18)	$(0.33)
Income from discontinued operations	2.29	1.00	2.25
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income (loss) attributable to common stockholders	$1.00	$(0.18)	$1.88

The Class W Cumulative Convertible Preferred Stock is convertible into Common Stock (see Note 11) and is anti-dilutive on an “if converted” basis. Therefore, we deduct all of the dividends on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. We have excluded from diluted earnings per share the common share equivalents related to approximately 10.8 million, 12.6 million and 12.4 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and unvested restricted stock awards for the years ended December 31, 2006, 2005 and 2004, respectively, because their effect would be anti-dilutive. We consider the Aimco Operating Partnership’s High Performance Partnership Units for which the applicable measurement period has not ended to be potential Common Stock equivalents, but have excluded them from diluted earnings per share because their effect would be anti-dilutive.

Note 15 — Unaudited Summarized Consolidated Quarterly Information

Summarized unaudited consolidated quarterly information for 2006 and 2005 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)
2006	First	Second	Third	Fourth

Total revenues	$408,504	$419,971	$423,931	$438,588
Total operating expenses	(324,070)	(327,446)	(338,730)	(363,595)
Operating income	84,434	92,525	85,201	74,993
Income (loss) from continuing operations	5,508	(3,554)	(36,451)	(8,177)
Income from discontinued operations, net	78,563	38,646	11,576	90,676
Net income (loss)	84,071	35,092	(24,875)	82,499
Earnings (loss) per common share — basic:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.19)	$(0.24)	$(0.60)	$(0.26)
Net income (loss) attributable to common stockholders	$0.63	$0.17	$(0.48)	$0.69
Earnings (loss) per common share — diluted:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.19)	$(0.24)	$(0.60)	$(0.26)
Net income (loss) attributable to common stockholders	$0.63	$0.17	$(0.48)	$0.69
Weighted average common shares outstanding	95,183	96,071	96,061	95,715
Weighted average common shares and common share equivalents outstanding	95,183	96,071	96,061	95,715

	Quarter(1)
2005	First	Second	Third	Fourth

Total revenues	$334,996	$344,125	$357,999	$371,344
Total operating expenses	(266,288)	(269,982)	(291,769)	(301,037)
Operating income	68,708	74,143	66,230	70,307
Income (loss) from continuing operations	(862)	1,033	(6,521)	(16,773)
Income from discontinued operations, net	2,894	26,533	32,872	31,806
Net income	2,032	27,566	26,351	15,033
Earnings (loss) per common share — basic:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.25)	$(0.22)	$(0.30)	$(0.41)
Net income (loss) attributable to common stockholders	$(0.22)	$(0.06)	$(0.05)	$(0.07)
Earnings (loss) per common share — diluted:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.25)	$(0.22)	$(0.30)	$(0.41)
Net income (loss) attributable to common stockholders	$(0.22)	$(0.06)	$(0.05)	$(0.07)
Weighted average common shares outstanding	93,448	93,807	94,041	94,282
Weighted average common shares and common share equivalents outstanding	93,448	93,807	94,041	94,282

(1)	Certain reclassifications have been made to 2006 and 2005 quarterly amounts to conform to the full year 2006 presentation, primarily related to treatment of discontinued operations.

Note 16 — Business Segments

We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the years ended December 31, 2006, 2005 or 2004.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses. Certain reclassifications have been made to 2005 and 2004 amounts to conform to the 2006 presentation. These reclassifications primarily represent presentation changes related to discontinued operations.

The following table presents revenues and net operating income for the years ended December 31, 2006, 2005 and 2004, from these segments, and reconciles net operating income of reportable segments to operating income as reported (in thousands):

	2006	2005	2004

Revenues:
Real estate segment	$1,629,988	$1,346,587	$1,211,865
Investment management segment:
Gross revenues	157,165	141,649	144,075
Elimination of intersegment revenues	(96,159)	(79,772)	(76,735)

Net revenues after elimination	61,006	61,877	67,340

Total revenues of reportable segments	$1,690,994	$1,408,464	$1,279,205

Net operating income:
Real estate segment	$871,860	$712,603	$643,928
Investment management segment	46,573	43,888	45,672

Total net operating income of reportable segments	918,433	756,491	689,600
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(470,597)	(376,231)	(315,451)
General and administrative expenses	(101,702)	(92,826)	(77,424)
Other (expenses) income, net	(8,981)	(8,046)	(12,490)

Operating income	$337,153	$279,388	$284,235

The assets of our reportable segments are as follows:

	2006	2005
	(In thousands)

ASSETS:
Total assets for reportable segments(1)	$10,004,701	$9,738,462
Corporate and other assets	285,074	280,698

Total consolidated assets	$10,289,775	$10,019,160

(1)	Total assets for reportable segments include assets associated with both of the real estate and investment management business segments, as well as our investment in unconsolidated real estate partnerships.

Our capital expenditures primarily relate to the real estate segment and totaled $512.6 million, $443.9 million and $301.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 17 — Transactions with Affiliates

We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as syndication, refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2006, 2005 and 2004 totaled $27.7 million, $73.6 million and $89.6 million, respectively. The total accounts receivable due from affiliates was $20.8 million, net of allowance for doubtful accounts of $5.3 million, at December 31, 2006, and $43.1 million, net of allowance for doubtful accounts of $4.7 million, at December 31, 2005.

Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $4.0 million, $17.4 million, and $16.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accretion income earned on discounted notes from affiliated real estate partnerships totaled $6.7 million, $0.7 million, and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.

Note 18 — Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effects that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effects that SFAS 157 will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Asset and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the fair value option for any of our financial instruments.

Note 19 — Subsequent Event

On February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower. The South Tower sale price was $163.5 million and included 562 residential units and our rights to the property’s marina. Additionally, the buyer paid $5 million (which is non-refundable) for the option to purchase the 614-unit North Tower for $169 million between September 1, 2006, and February 28, 2007 (subject to the right to extend for up to six months subject to certain conditions), and the option to purchase the 513-unit Central Tower, along with the remainder of improvements on the property, for $267.5 million between December 1, 2007, and May 31, 2008 (subject to the right to extend for up to four months subject to certain conditions and provided that the buyer has previously purchased the North Tower). The agreement also granted us a $19.8 million profit participation interest in the buyer’s proposed condominium conversion after certain development fees and certain returns on the buyer’s equity have been achieved, plus twenty percent of the buyer’s net profits thereafter. On February 23, 2007, we amended the related purchase and sale agreement. The amendment gives the buyer the right to commence a marketing and sales program at the North Tower with respect to its planned condominium conversion; extends the option period for the North Tower to October 31, 2007, and extends the outside closing date to December 31, 2007. In order to extend the option period to October 31, 2007, the buyer must deliver notice by May 1, 2007, along with a $1 million non-refundable deposit. The parties entered into a revenue guarantee with respect to the North Tower whereby the buyer will pay any shortfall between actual revenue and budgeted revenue. In addition, the amendment reduced the profit participation interest to $14.8 million and, in exchange for that reduction and the buyer’s right to commence marketing and extend the closing date, the buyer has agreed to pay amounts totaling $5.0 million at the earlier of closing or at the time the buyer fails to exercise the purchase option on the North Tower.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(In Thousands Except Unit Data)

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Conventional Properties
100 Forest Place	Mid Rise	Dec-97	OakPark, IL	1987	234	$2,664	$18,815	$2,826	$2,664	$21,641	$24,306	$(6,543)	$17,763	$25,150
1582 First Avenue	Mid Rise	Mar-05	New York, NY	1900	17	4,250	752	97	4,281	818	5,099	(73)	5,026	2,756
173 E. 90th	Mid Rise	May-04	New York, NY	1910	72	11,773	4,535	865	12,067	5,106	17,173	(499)	16,673	9,562
236-238 East 88th Street	Mid Rise	Jan-04	New York, NY	1900	43	8,751	2,914	1,006	8,823	3,847	12,670	(442)	12,228	7,264
237-239 Ninth Avenue	Mid Rise	Mar-05	New York, NY	1900	36	8,430	1,866	402	8,494	2,204	10,698	(194)	10,504	5,394
306 East 89th Street	Mid Rise	Jul-04	New York, NY	1930	20	2,659	1,006	118	2,681	1,102	3,782	(134)	3,648	1,969
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,635	1,609	343	5,678	1,909	7,588	(409)	7,179	2,915
322-324 East 61st Street	Mid Rise	Mar-05	New York, NY	1900	40	6,319	2,224	377	6,372	2,548	8,920	(205)	8,715	3,865
452 East 78th Street	Mid Rise	Jan-04	New York, NY	1900	12	1,966	608	208	1,982	800	2,782	(87)	2,695	1,690
510 East 88th Street	Mid Rise	Jan-04	New York, NY	1900	20	3,137	1,002	212	3,163	1,188	4,351	(129)	4,222	2,781
514-516 East 88th Street	Mid Rise	Mar-05	New York, NY	1900	36	6,230	2,168	332	6,282	2,448	8,730	(194)	8,536	4,754
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,172	2,925	1,155	10,098	11,253	(2,816)	8,437	3,853
Apartment, The	Garden	Jul-00	Omaha, NE	1973	204	959	8,526	973	959	9,499	10,458	(4,676)	5,782	3,936
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	1,901	1,092	8,109	9,201	(2,834)	6,367	2,763
Arbors of Battle Creek I	Garden	Dec-99	Battle Creek, MI	1981	586	2,732	16,325	6,087	2,732	22,412	25,144	(5,846)	19,298	7,300
Arbors on Battle Creek II	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,555	406	496	3,961	4,457	(1,083)	3,374	1,666
Arbors on Westheimer	Garden	Nov-96	Houston, TX	1972	360	1,760	9,325	8,099	1,760	17,424	19,184	(4,518)	14,666	5,919
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,797	14,451	4,900	1,797	19,352	21,148	(8,089)	13,059	10,798
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	23,558	2,771	31,924	34,695	(7,721)	26,975	8,817
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,807	3,728	353	7,535	7,888	(3,630)	4,258	2,772
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	2,428	7,874	1,172	2,428	9,046	11,474	(3,143)	8,331	6,559
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1979	210	1,807	10,385	2,243	1,807	12,628	14,435	(3,762)	10,673	6,649
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	2,310	13,364	—	2,310	13,364	15,674	—	15,674	—
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	1,812	16,911	1,636	1,812	18,547	20,359	(7,599)	12,760	11,229
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,042	3,705	1,553	1,042	5,258	6,300	(1,850)	4,451	2,781
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	5,869	33,260	59	10,391	28,798	39,189	(316)	38,873	23,953
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	913	3,525	9,957	13,482	(2,536)	10,947	7,515
Barcelona	Garden	Oct-99	Houston ,TX	1963	127	770	4,250	1,433	770	5,683	6,452	(1,636)	4,817	3,086
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	2,083	22,680	43,930	66,609	(2,446)	64,164	47,497
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	39,831	1,012	3,352	40,843	44,195	(6,515)	37,680	22,184
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	6,220	18,915	42,165	61,081	(7,713)	53,367	28,706
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,411	5,139	1,832	1,411	6,970	8,381	(2,074)	6,307	3,211
Beau Jardin	Garden	Apr-01	West Lafayette, IN	1968	252	5,460	5,291	2,123	5,460	7,415	12,875	(3,860)	9,015	4,429
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,641	3,135	2,222	15,776	17,997	(5,102)	12,895	10,500
Beech’s Farm	Garden	Oct-00	Columbia, MD	1983	135	4,166	3,520	1,274	4,166	4,795	8,961	(1,224)	7,736	10,825
Belmont Place	Garden	Jul-00	Marietta, GA	1972/2004	326	11,298	2,363	29,318	11,298	31,681	42,979	(3,897)	39,082	19,223
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,423	1,022	1,096	7,444	8,540	(2,936)	5,604	3,400
Bent Tree I	Garden	Oct-02	Indianapolis, IN	1983	240	1,850	6,430	931	1,850	7,361	9,211	(2,092)	7,119	5,400
Bent Tree III — Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,767	3,379	1,156	1,767	4,535	6,302	(1,022)	5,280	3,100
Bexley House	High Rise	Oct-05	Columbus, OH	1972	64	666	6,203	255	666	6,458	7,124	(1,870)	5,254	2,029
Big Walnut	Garden	Apr-02	Columbus, OH	1968	251	582	9,701	2,218	582	11,918	12,500	(5,565)	6,935	5,152
Bluffs (IN), The	Garden	Dec-98	Laffayette, IN	1982	181	979	5,556	1,610	979	7,166	8,145	(3,169)	4,976	2,951
Bluffs, The (OR)	Garden	Jan-06	Milwaukie, OR	1968	137	333	8,091	61	333	8,152	8,484	(3,595)	4,890	3,515

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	1,597	3,447	22,186	25,632	(5,366)	20,267	15,083
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	16,147	755	23,877	24,632	(9,402)	15,230	13,879
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	4,244	1,437	16,968	18,405	(10,763)	7,642	8,004
Brant Rock Condominiums	Garden	Oct-97	Houston, TX	1984	84	337	1,976	887	337	2,862	3,199	(1,129)	2,070	880
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	2,267	1,008	7,774	8,782	(2,705)	6,077	6,839
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	1,323	592	4,064	4,656	(1,458)	3,197	1,205
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,146	9,586	2,279	3,146	11,865	15,011	(3,627)	11,384	6,072
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,459	13,868	2,207	2,459	16,075	18,534	(5,065)	13,469	8,629
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,033	11,855	2,696	2,033	14,551	16,585	(4,197)	12,388	7,937
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,976	2,617	969	8,593	9,562	(2,309)	7,253	3,102
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,084	13,212	2,641	2,084	15,853	17,937	(7,389)	10,548	9,257
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,603	41,244	7,067	29,407	46,507	75,914	(6,188)	69,726	38,563
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,917	10,633	460	13,550	14,010	(2,962)	11,047	7,472
Bronson Place	Garden	Jan-06	Mountlake Terrace, WA	1988	70	459	1,217	223	459	1,440	1,899	(1,439)	459	1,878
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,936	1,721	2,245	14,657	16,902	(5,548)	11,355	11,800
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,346	2,013	2,709	17,359	20,067	(5,921)	14,146	10,515
Brookwood Apartments (IN)	Garden	Apr-01	Indianapolis, IN	1967	404	4,546	9,136	3,825	4,545	12,962	17,507	(4,304)	13,204	8,980
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	1,108	15,458	39	1,108	15,497	16,605	(4,313)	12,292	4,361
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	2,646	4,867	26,262	31,129	(7,135)	23,994	18,210
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	73,334	41,176	11,708	114,510	126,218	(26,825)	99,393	40,940
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	73,115	19,176	13,659	92,291	105,951	(30,989)	74,962	42,824
Canyon Crest	Garden	Jan-03	Littleton, CO	1966	90	1,313	6,092	418	1,312	6,511	7,823	(2,041)	5,782	3,051
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	1,740	7,508	8,135	15,642	(1,703)	13,939	5,668
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,307	7,012	949	1,307	7,962	9,269	(2,958)	6,311	3,940
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,600	6,870	11,599	1,600	18,469	20,069	(6,203)	13,866	7,199
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	830	9,001	1,504	829	10,505	11,334	(4,291)	7,044	4,669
Casa De Monterey	Garden	Jan-06	Norwalk, CA	1970	144	1,053	14,089	70	1,053	14,159	15,212	(6,101)	9,111	3,664
Castle Court	High Rise	May-04	Bristol, MA	1974	240	15,239	7,850	2,578	15,244	10,424	25,667	(1,260)	24,408	10,709
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	773	5,497	3,479	773	8,976	9,750	(2,914)	6,835	4,291
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	2,228	582	6,418	7,000	(2,117)	4,883	8,729
Chapelle Le Grande (IN)	Garden	Jan-06	Merrillville, IN	1972	105	273	6,133	76	273	6,209	6,482	(3,549)	2,933	3,030
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	4,814	7,488	13,470	20,958	(2,066)	18,892	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,068	1,953	2,288	15,021	17,308	(3,887)	13,422	8,044
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	33,000	11,621	10,403	44,621	55,024	(16,540)	38,484	33,968
Chesapeake Apartments	Garden	Jan-96	Houston, TX	1983	320	775	7,317	2,363	775	9,680	10,455	(3,476)	6,979	5,538
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	2,378	15,800	19,252	35,052	(5,121)	29,931	24,949
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	1,165	1,969	9,144	11,114	(2,468)	8,646	6,453
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	6,911	20,296	—	6,911	20,296	27,207	(1,241)	25,966	13,499
Chestnut Hill (CT)	Garden	Oct-99	Middletown, CT	1986	314	3,001	20,143	1,960	3,001	22,103	25,105	(6,413)	18,691	16,070
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	18,378	6,463	67,693	74,156	(20,347)	53,809	51,500
Cheswick	Garden	Jun-04	Indianapolis, IN	1976	187	873	5,854	721	873	6,575	7,448	(2,760)	4,687	4,124
Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,430	10,818	1,420	2,430	12,238	14,668	(2,382)	12,286	7,769
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,547	9,045	508	2,547	9,553	12,100	(1,940)	10,160	4,803
Citadel	Garden	Jul-00	El Paso, TX	1973	261	1,024	8,337	618	1,024	8,955	9,978	(4,381)	5,598	5,457
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	928	6,779	1,414	928	8,193	9,121	(3,125)	5,996	1,785
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,642	1,761	1,118	8,403	9,521	(2,835)	6,685	3,935
Citrus Sunset	Garden	Jul-98	Vista, CA	1985	97	663	3,992	1,309	663	5,301	5,964	(1,659)	4,305	5,900
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	1,921	766	6,267	7,033	(2,293)	4,740	2,047
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,360	1,537	1,121	7,897	9,017	(2,442)	6,575	2,724
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,234	19,144	5,433	2,234	24,577	26,811	(11,373)	15,438	12,338
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,489	9,499	1,918	35,544	11,361	46,905	(2,222)	44,683	18,996

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Cooper’s Point	Garden	Oct-02	North Charleston, SC	1986	192	730	7,420	889	730	8,309	9,039	(3,518)	5,521	7,631
Copper Chase Apartments	Garden	Dec-96	Katy, TX	1982	316	1,742	7,010	3,039	1,742	10,048	11,790	(4,516)	7,274	5,127
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,039	8,842	1,144	1,039	9,985	11,024	(3,968)	7,056	10,472
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	940	7,900	1,456	940	9,355	10,295	(2,671)	7,624	3,777
Coral Garden Apartments	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,589	7,346	3,190	19,935	23,125	(10,432)	12,693	1,691
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,160	3,194	2,848	19,355	22,203	(6,361)	15,842	10,258
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	1,856	8,512	12,688	21,200	(3,421)	17,779	10,161
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	3,234	5,165	32,664	37,829	(10,362)	27,467	14,376
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,459	2,703	2,727	18,162	20,889	(5,853)	15,036	9,097
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	5,072	2,808	700	7,880	8,580	(2,799)	5,781	3,953
Covington Pointe	Garden	Oct-05	Dallas, TX	1984	180	1,983	11,730	276	1,983	12,005	13,988	(5,074)	8,914	5,269
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,702	13,694	1,827	1,702	15,521	17,223	(5,913)	11,310	5,725
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	3,966	25,245	22,134	47,379	(4,768)	42,611	35,226
Crescent Gardens	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	1,745	15,765	11,577	27,342	(2,412)	24,931	14,952
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,954	2,827	2,588	17,781	20,370	(6,355)	14,014	6,685
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,661	2,293	2,180	14,954	17,134	(5,796)	11,338	5,440
Crosswood	Garden	Jan-06	Citrus Heights, CA	1976	180	805	18,095	244	805	18,339	19,145	(7,109)	12,035	4,949
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,831	1,560	939	7,391	8,330	(2,187)	6,144	2,090
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,083	5,696	2,295	1,083	7,991	9,074	(2,875)	6,199	4,337
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,215	16,804	3,193	2,215	19,998	22,213	(7,888)	14,324	15,936
Deerbrook at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	2,276	13,188	(0)	2,276	13,187	15,464	(92)	15,372	—
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,124	13,061	980	4,124	14,041	18,165	(4,684)	13,481	12,958
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,175	10,426	2,488	3,175	12,914	16,089	(3,992)	12,097	7,742
Defoors Crossing	Garden	Jan-06	Atlanta, GA	1987	60	348	697	66	348	763	1,111	(763)	348	—
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,943	11,298	2,095	15,241	17,337	(5,099)	12,238	4,546
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	2,450	1,666	11,803	13,469	(4,059)	9,410	6,005
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,200	5,739	1,376	1,200	7,115	8,314	(3,790)	4,524	3,469
Eagle’s Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,981	1,370	1,053	7,351	8,404	(3,560)	4,845	3,695
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	1,070	9,790	1,006	906	10,961	11,867	(3,781)	8,085	3,151
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,534	30,830	12,394	5,534	43,225	48,758	(10,322)	38,436	30,961
Essex Park	Garden	Oct-99	Columbia, SC	1971	323	1,122	9,666	2,217	1,122	11,883	13,005	(5,583)	7,422	5,866
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	1,533	3,232	27,079	30,311	(7,297)	23,014	14,741
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,480	11,177	4,340	6,480	15,517	21,997	(5,246)	16,751	10,099
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,078	5,199	3,649	3,078	8,848	11,925	(3,813)	8,113	5,495
Falls of Bells Ferry, The	Garden	May-98	Marietta, GA	1987	720	6,568	37,283	12,946	6,568	50,229	56,797	(16,251)	40,546	25,000
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	6,424	11,763	21,598	33,361	(3,862)	29,499	18,734
Ferntree	Garden	Mar-01	Phoenix, AZ	1968	219	2,078	13,752	1,515	2,078	15,267	17,346	(3,591)	13,754	4,148
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,331	7,617	2,221	1,331	9,838	11,169	(3,244)	7,926	8,854
Fisherman’s Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	2,332	1,276	9,502	10,779	(3,152)	7,626	8,149
Fisherman’s Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,446	2,754	1,643	12,200	13,842	(3,886)	9,957	12,298
Fisherman’s Village	Garden	Jan-06	Indianapolis, IN	1982	328	920	11,173	351	920	11,524	12,444	(5,483)	6,960	6,350
Fisherman’s Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	3,444	1,257	11,028	12,285	(4,157)	8,128	2,540
Flamingo South Beach	High Rise	Sep-97	Miami Beach, FL	1960/2005	1,126	32,191	38,399	215,387	32,185	253,793	285,978	(49,223)	236,755	158,000
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,865	21,817	4,707	3,865	26,525	30,390	(10,090)	20,300	17,355
Forest Ridge	Garden	Jan-06	Flagstaff, AZ	1967	278	1,013	19,796	146	1,013	19,942	20,955	(7,124)	13,831	5,220
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	1,724	20,251	6,496	1,724	26,747	28,471	(12,230)	16,242	13,426
Fox Crest	Garden	Jan-03	Waukegan, IL	1974	245	2,129	12,316	322	2,129	12,638	14,767	(2,088)	12,679	6,740
Fox Run (NJ)	Garden	Jan-00	Plainsboro, NJ	1973	776	7,182	48,945	11,978	7,182	60,923	68,106	(21,475)	46,630	30,079
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,419	96,062	19,482	15,419	115,545	130,964	(40,503)	90,460	171,823
Foxtree	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	8,650	2,458	22,576	25,034	(7,785)	17,250	6,406
Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,083	3,805	1,125	9,888	11,013	(3,608)	7,404	4,499

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	8,099	3,936	30,932	34,868	(10,151)	24,717	13,865
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,982	2,214	2,289	15,196	17,485	(5,346)	12,139	5,022
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	1,051	12,351	14,220	26,571	(2,699)	23,872	14,665
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	290	1,083	17,961	11,728	1,084	29,689	30,772	(4,817)	25,956	20,190
Glenwood	Mid Rise	Jan-06	Jackson, MI	1978	144	567	5,511	120	567	5,631	6,198	(3,527)	2,671	1,836
Governor’s Park (CO)	Garden	Jan-00	Ft. Collins, CO	1982	188	1,116	9,089	1,196	1,116	10,285	11,401	(3,996)	7,405	6,096
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	765	4,577	4,823	9,400	(1,148)	8,251	4,905
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	3,773	2,715	20,544	23,259	(5,291)	17,968	17,782
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	30,189	2,303	30,902	33,205	(5,911)	27,295	14,824
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,196	13,969	2,596	2,196	16,565	18,761	(6,717)	12,044	10,670
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,822	9,557	4,365	1,821	13,922	15,744	(4,721)	11,023	8,130
Hampton Hill Apartments	Garden	Nov-96	Houston, TX	1984	332	1,311	7,122	3,079	1,311	10,201	11,512	(3,687)	7,826	5,032
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	9,776	10,643	4,224	9,776	14,867	24,643	(3,176)	21,467	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	1,730	4,108	5,294	9,402	(1,854)	7,548	—
Hastings Place Apartments	Garden	Nov-96	Houston, TX	1984	176	934	5,021	2,539	934	7,559	8,493	(2,103)	6,390	3,546
Heather Ridge (TX)	Garden	Dec-00	Arlington, TX	1982	180	785	4,900	861	785	5,761	6,546	(2,437)	4,109	3,112
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	2,505	1,200	8,934	10,133	(2,199)	7,934	7,264
Heritage Park Escondido	Garden	Oct-00	Escondidi, CA	1986	196	1,009	7,314	551	1,009	7,865	8,874	(3,128)	5,745	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	829	8,977	822	829	9,799	10,628	(2,722)	7,906	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	586	690	4,734	5,424	(1,168)	4,256	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,779	8,232	890	1,779	9,122	10,901	(3,570)	7,331	8,858
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,460	8,886	8,297	1,460	17,183	18,644	(3,151)	15,493	9,274
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	4,215	3,043	21,830	24,873	(7,075)	17,798	16,436
Hidden Cove (MI)	Garden	Apr-00	Belleville, MI	1976	120	433	5,166	959	433	6,125	6,559	(3,654)	2,905	2,444
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	984	8,050	1,028	984	9,077	10,061	(1,990)	8,071	6,038
Hidden Lake	Garden	May-98	Tampa, FL	1983	267	1,361	7,765	2,121	1,361	9,886	11,247	(3,353)	7,895	4,160
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,340	2,763	1,470	11,103	12,573	(4,010)	8,563	3,179
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,210	13,289	814	3,209	14,103	17,312	(4,450)	12,862	5,732
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,248	9,246	5,119	6,248	14,365	20,612	(5,551)	15,062	9,604
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,357	6,778	4,598	1,357	11,376	12,733	(3,066)	9,667	—
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	33,755	47,216	13,142	35,862	58,252	94,114	(8,353)	85,761	58,936
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	11,124	2,872	27,193	30,065	(13,920)	16,146	—
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,764	11,965	1,367	19,729	21,096	(5,087)	16,009	13,554
Homestead	Garden	Apr-05	East Lansing, MI	1986	168	674	7,650	365	674	8,014	8,688	(3,082)	5,606	3,868
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	2,240	12,899	—	2,240	12,899	15,140	—	15,140	5,703
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	2,620	17,859	15,769	33,628	(4,282)	29,346	18,286
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	17,122	13,653	2,650	17,122	16,303	33,426	(5,780)	27,646	30,500
Hunt Club (SC)	Garden	Sep-03	Spartanburg, SC	1987	204	4,138	6,671	792	4,138	7,463	11,601	(1,925)	9,676	5,385
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	1,483	10,342	13,403	23,745	(5,276)	18,469	19,936
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	2,498	8,872	1,809	2,498	10,681	13,178	(2,979)	10,199	9,238
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,628	6,049	753	1,628	6,803	8,430	(1,788)	6,642	5,031
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,639	8,668	1,899	7,639	10,567	18,207	(2,192)	16,014	16,875
Hunter’s Creek	Garden	May-99	Cincinnati, OH	1981	146	661	3,818	1,377	661	5,195	5,856	(1,859)	3,998	2,631
Hunter’s Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	2,039	2,244	9,801	12,045	(3,564)	8,481	7,000
Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	301	1,731	532	301	2,263	2,563	(791)	1,772	573
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,227	14,811	3,419	2,227	18,230	20,457	(7,146)	13,311	16,485
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,688	17,797	3,894	2,688	21,691	24,379	(8,446)	15,933	19,544
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,405	15,912	4,480	2,405	20,392	22,797	(8,664)	14,133	20,336
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,650	11,265	2,692	1,650	13,957	15,607	(5,926)	9,681	6,114
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	1,575	4,731	16,456	21,186	(993)	20,193	13,132
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	6,553	41,126	17,566	6,553	58,692	65,246	(21,175)	44,071	31,312

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	2,292	24,523	17,498	42,020	(3,508)	38,512	26,712
Island Club	Garden	Oct-02	Columbus, OH	1984	308	1,724	9,458	1,184	1,724	10,642	12,366	(1,889)	10,476	9,952
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,755	9,465	1,322	6,755	10,788	17,543	(4,674)	12,869	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	5,628	18,027	34,281	52,308	(8,923)	43,385	37,664
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,351	14,590	1,299	2,351	15,889	18,240	(3,539)	14,701	11,081
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,615	7,652	8,726	7,615	16,377	23,993	(3,261)	20,732	11,600
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,191	1,746	1,267	8,937	10,204	(3,242)	6,962	3,035
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	1,222	1,526	8,272	9,798	(2,890)	6,908	9,500
King’s Crossing	Garden	Jul-02	Columbia, MD	1983	168	2,948	6,535	596	2,963	7,116	10,079	(712)	9,367	14,436
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,144	14,689	9,741	3,144	24,431	27,575	(8,595)	18,980	8,353
Knollwood	Garden	Jul-00	Nashville, TN	1972	326	1,911	14,032	6,810	1,911	20,842	22,753	(7,194)	15,559	11,435
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,816	1,428	1,342	9,243	10,585	(3,859)	6,725	4,439
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,611	9,713	5,183	39,324	44,507	(12,561)	31,945	28,222
Lake Forest Apartments	Garden	Jul-00	Omaha, NE	1971	312	1,892	12,839	1,253	1,892	14,092	15,984	(7,140)	8,844	8,416
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,266	9,411	4,626	1,266	14,036	15,302	(5,419)	9,883	6,083
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	3,849	875	1,652	4,724	6,376	(3,215)	3,161	5,416
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	16,128	2,120	2,822	18,248	21,069	(7,463)	13,606	13,627
Lakes at South Coast, The	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	12,171	57,240	75,660	132,901	(12,561)	120,339	105,000
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	2,818	18,452	4,069	2,818	22,521	25,339	(11,159)	14,179	9,495
Lakeside (IL)	Garden	Oct-99	Lisle, IL	1972	568	4,066	29,778	4,201	4,066	33,979	38,045	(11,944)	26,102	21,228
Lakeside (NC)	Garden	Oct-05	Charlotte, NC	1981	216	1,144	9,336	170	1,144	9,506	10,650	(4,210)	6,440	2,649
Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,118	5,358	1,073	3,118	6,432	9,550	(1,893)	7,657	5,985
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,780	35,814	6,050	4,780	41,864	46,644	(17,342)	29,302	19,525
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	801	8,328	1,706	801	10,034	10,835	(3,807)	7,028	4,607
Lakewood At Pelham (SC)	Garden	Jan-06	Greenville, SC	1979	271	541	6,437	2,088	541	8,524	9,065	(4,545)	4,520	4,350
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,974	8,478	3,007	1,974	11,485	13,459	(3,972)	9,487	6,844
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,691	13,442	2,394	1,691	15,836	17,527	(7,214)	10,313	8,535
Las Brisas (TX)	Garden	Dec-95	San Antonio, TX	1983	176	1,082	5,214	1,542	1,082	6,756	7,838	(2,566)	5,272	3,392
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,305	11,257	4,335	1,305	15,592	16,897	(6,074)	10,823	16,045
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	1,347	14,776	342	1,347	15,118	16,465	(4,570)	11,895	8,931
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,694	9,569	2,281	1,694	11,850	13,544	(4,284)	9,260	6,177
Legend Oaks	Garden	May-98	Tampa, FL	1983	416	2,304	13,288	2,589	2,304	15,877	18,181	(5,552)	12,629	6,058
Lewis Park	Garden	Jan-06	Carbondale, IL	1972	269	740	12,846	964	740	13,810	14,550	(7,406)	7,143	4,602
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,688	751	312	2,440	2,752	(1,035)	1,717	—
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	479	2,518	17,396	4,706	2,518	22,102	24,620	(4,899)	19,721	40,000
Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	695	4,841	620	695	5,461	6,156	(1,371)	4,785	—
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	482	3,299	235	482	3,534	4,016	(713)	3,303	—
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	755	129,417	10,439	31,719	129,417	42,158	171,574	(105)	171,469	72,500
Lodge, The	Garden	Jan-00	Denver, CO	1973	376	1,987	13,935	2,862	1,987	16,797	18,784	(6,496)	12,288	6,341
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	1,995	11,748	1,612	1,995	13,360	15,355	(5,235)	10,120	4,515
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	2,552	1,662	12,057	13,719	(4,246)	9,472	5,498
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	21,512	69,834	71,372	141,207	(15,466)	125,740	64,368
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	7,791	2,598	23,932	26,530	(6,103)	20,427	19,624
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	4,565	1,000	70,426	71,426	(10,733)	60,692	8,224
Mariner’s Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	10,034	15,750	1,517	25,785	27,301	(7,236)	20,066	11,231
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	4,985	1,435	29,518	30,953	(9,574)	21,379	5,228
Meadows	Garden	Dec-00	Austin, TX	1983	100	580	3,667	506	580	4,173	4,752	(1,871)	2,881	2,269
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,831	2,008	1,836	12,839	14,675	(2,881)	11,795	6,433
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,863	1,075	1,210	7,938	9,148	(2,877)	6,271	3,945
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	185	516	3,694	530	516	4,224	4,741	(1,489)	3,252	988
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	3,852	1,268	10,748	12,016	(4,846)	7,170	4,469

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	685	2,614	2,794	685	5,407	6,092	(1,884)	4,209	2,839
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,841	1,900	2,546	16,741	19,287	(5,804)	13,483	7,069
Mountain View (CA)	Garden	Jan-06	San Dimas, CA	1978	168	1,702	24,144	161	1,702	24,305	26,008	(7,531)	18,477	6,437
Newport	Garden	Jul-94	Avondale, AZ	1986	204	800	4,354	2,526	800	6,881	7,681	(2,924)	4,756	3,688
North Park	Garden	Jan-06	Evansville, IN	1970	284	761	14,786	180	761	14,966	15,727	(7,997)	7,730	6,091
North River Place	Garden	Jul-02	Chillicothe, OH	1980	120	858	3,351	402	858	3,753	4,611	(1,282)	3,330	2,497
North Slope	Garden	Oct-02	Greenville, SC	1984	156	1,670	5,756	508	1,670	6,263	7,933	(1,659)	6,274	3,745
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,667	9,260	1,181	2,664	10,444	13,109	(1,760)	11,348	6,465
Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,080	14,435	1,199	16,080	15,634	31,714	(4,372)	27,343	21,275
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,420	1,786	1,017	7,206	8,223	(1,881)	6,342	3,876
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	1,020	5,888	1,267	1,020	7,155	8,175	(2,975)	5,200	3,720
Oak Forest I	Garden	Jan-06	Monroe, MI	1984	48	519	4,201	37	519	4,239	4,757	(2,039)	2,719	1,505
Oak Forest II	Garden	Jan-06	Monroe, MI	1985	56	290	4,511	48	290	4,560	4,850	(2,315)	2,534	1,839
Oak Forest III	Garden	Oct-06	Monroe, MI	1986	68	141	2,755	1	141	2,756	2,897	(1,860)	1,036	1,728
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	618	10,048	16,771	5,876	10,048	22,647	32,696	(8,891)	23,805	23,487
Oakwood (OH)	Garden	Jan-06	Toledo, OH	1988	143	567	6,022	128	567	6,150	6,717	(3,282)	3,434	3,430
Oakwood Miami	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	1,976	31,363	34,190	65,553	(2,512)	63,041	46,004
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	2,256	2,132	15,111	17,243	(4,626)	12,618	10,295
Ocean View Apartment	Garden	Oct-06	Pacifica, CA	1963	63	1,794	10,312	9	7,974	4,140	12,115	(27)	12,088	6,700
Oceanfront	Garden	Nov-96	Galveston, TX	1985	102	513	3,045	5,234	513	8,278	8,792	(1,962)	6,829	1,549
One Lytle Place	High Rise	Jan-00	Cincinnati ,OH	1980	231	2,662	21,800	9,806	2,898	31,371	34,268	(6,093)	28,176	11,797
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	2,902	16,447	1,079	12,717	7,712	20,428	(85)	20,343	11,807
Palazzo at Park La Brea	Mid Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	4,399	47,822	129,863	177,686	(13,549)	164,137	103,774
Palazzo East at Park La Brea	Mid Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	16,673	72,555	141,625	214,180	(9,287)	204,893	150,000
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,262	8,744	2,804	25,007	27,810	(8,365)	19,445	12,044
Palm Lake	Garden	Oct-99	Tampa ,FL	1972	150	876	5,218	1,880	876	7,098	7,974	(3,823)	4,151	2,529
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	129	647	3,515	5,440	647	8,956	9,603	(2,938)	6,664	1,724
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,162	1,985	1,025	8,148	9,173	(2,483)	6,690	4,152
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	175	522	279	175	801	976	(801)	175	2,283
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	731	5,215	1,418	731	6,633	7,364	(2,845)	4,519	4,849
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	973	10,451	47,301	27,396	10,451	74,697	85,148	(11,538)	73,610	71,978
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,726	12,590	6,280	1,726	18,870	20,596	(5,797)	14,799	6,512
Parkway (VA)	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	1,600	386	4,434	4,820	(2,421)	2,399	4,879
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	3,144	35,597	261	3,144	35,858	39,001	(12,492)	26,509	12,532
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	303	4,683	11,713	8,944	4,683	20,657	25,340	(6,840)	18,500	10,357
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	2,016	19,985	3,643	2,016	23,628	25,644	(10,312)	15,332	10,087
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,790	6,883	1,003	1,790	7,887	9,677	(2,807)	6,870	5,433
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,169	1,981	844	7,150	7,994	(1,963)	6,031	3,878
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	1,528	8,030	6,558	14,587	(1,668)	12,920	6,091
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	1,168	4,125	7,054	11,178	(1,426)	9,752	4,307
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,899	2,982	2,095	14,881	16,976	(5,041)	11,935	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	1,612	603	4,929	5,532	(1,656)	3,876	2,043
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,106	9,202	1,999	1,106	11,202	12,308	(4,787)	7,521	3,965
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,747	19,109	3,347	3,747	22,456	26,203	(8,621)	17,581	8,200
Pleasant Valley Pointe	Garden	Nov-94	Little Rock, AR	1985	112	907	5,085	1,784	907	6,869	7,776	(2,926)	4,850	—
Plum Creek	Garden	Oct-02	Charlotte, NC	1984	276	3,076	9,144	664	3,076	9,808	12,884	(2,023)	10,861	7,432
Pointe At Stone Canyon, The	Garden	Jan-06	Dallas, TX	1978	164	747	4,532	1,143	747	5,676	6,422	(2,914)	3,508	2,671
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,041	7,907	1,459	1,041	9,366	10,407	(3,783)	6,624	4,228
Presidential House	Mid Rise	Sep-05	N. Miami Beach, FL	1963	203	1,362	10,614	760	1,362	11,375	12,737	(4,525)	8,211	4,693
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,598	8,944	4,746	1,598	13,690	15,288	(5,620)	9,668	4,755
Quail Hollow	Garden	Oct-99	West Columbia, SC	1973	215	1,091	7,872	1,822	1,091	9,694	10,785	(3,582)	7,203	4,470

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,173	1,944	1,559	11,117	12,676	(4,598)	8,078	4,945
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,803	1,215	1,222	8,018	9,240	(2,956)	6,284	4,928
Ramblewood Apartments (MI)	Garden	Dec-99	Grand Rapids, MI	1973	1,698	9,500	61,769	12,878	9,500	74,648	84,148	(20,554)	63,594	30,676
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,888	10,632	2,924	4,888	13,556	18,444	(5,610)	12,834	10,742
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	1,811	18,680	1,162	1,811	19,842	21,654	(8,110)	13,544	14,582
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	1,239	18,439	10,926	1,239	29,365	30,604	(10,081)	20,523	12,550
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,052	11,607	2,418	3,052	14,026	17,077	(2,733)	14,344	10,700
Reflections (Tampa)	Garden	Sep-00	Tampa, FL	1988	348	7,976	13,499	4,477	7,976	17,976	25,952	(3,636)	22,315	13,500
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	3,579	15,988	17,262	33,250	(4,989)	28,261	25,109
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	3,068	5,504	13,052	18,556	(3,175)	15,381	9,248
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,806	9,847	5,358	1,806	15,205	17,011	(7,410)	9,602	6,439
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	5,491	31,735	—	5,491	31,735	37,226	(132)	37,094	25,000
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	935	30,579	31,572	62,150	(2,104)	60,047	43,284
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	4,016	17,728	22,353	40,081	(6,499)	33,582	24,000
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	1,925	893	6,054	6,946	(2,442)	4,504	3,965
Rivercrest	Garden	Oct-99	Atlanta, GA	1970	312	2,320	16,370	11,491	2,320	27,861	30,181	(6,515)	23,666	10,221
Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	30,057	2,120	41,344	43,464	(11,671)	31,793	22,817
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	732	5,019	652	732	5,672	6,404	(2,335)	4,069	3,331
Riverside	Mid Rise	Jul-94	Littleton, CO	1987	248	1,956	8,427	3,431	1,956	11,858	13,814	(5,010)	8,804	7,375
Riverside Park	High Rise	Apr-00	Alexandria ,VA	1973	1,223	8,365	69,985	29,172	8,364	99,157	107,522	(35,272)	72,249	80,490
Riverwind at St. Andrews	Garden	Apr-02	Columbia, SC	1984	160	1,246	4,370	268	1,246	4,638	5,884	(1,037)	4,847	4,613
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,032	3,424	1,199	1,032	4,623	5,655	(1,462)	4,193	3,513
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,128	8,060	2,144	12,430	9,902	22,332	(1,987)	20,344	7,674
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	1,609	5,832	13,653	19,486	(3,505)	15,980	9,935
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	1,969	25,178	30,755	55,933	(8,443)	47,490	30,318
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,231	45,562	3,698	68,231	49,259	117,490	(12,931)	104,559	53,300
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	6,066	51,292	42,873	94,165	(11,667)	82,498	47,024
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	3,246	22,433	27,341	49,774	(6,836)	42,938	24,932
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	2,258	832	6,828	7,659	(2,488)	5,172	—
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,933	7,341	581	1,933	7,922	9,856	(1,597)	8,259	9,422
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,503	10,499	1,956	12,503	12,456	24,959	(3,487)	21,472	12,100
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	3,199	5,934	19,251	25,186	(4,565)	20,620	11,564
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,106	6,559	2,152	2,106	8,711	10,817	(3,155)	7,662	8,522
Runaway Bay (NC)	Garden	Oct-00	Charlotte, NC	1985	280	2,233	9,860	2,454	2,233	12,315	14,548	(3,666)	10,881	6,000
Runaway Bay (Virginia Beach)	Garden	Nov-04	Virginia Beach, VA	1985	440	8,089	15,700	2,727	9,478	17,037	26,516	(1,485)	25,031	17,430
Runaway Bay II (OH)	Garden	Jan-06	Columbus, OH	1982	132	824	6,519	399	824	6,917	7,742	(2,413)	5,329	5,522
Runawaybay I	Garden	Sep-03	Columbus, OH	1982	304	2,273	11,980	1,365	2,273	13,345	15,618	(4,857)	10,761	10,217
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	837	4,109	2,226	837	6,335	7,173	(2,536)	4,636	3,396
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	978	5,542	1,854	978	7,396	8,374	(2,528)	5,845	2,231
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	7,062	3,511	28,458	31,970	(8,145)	23,824	20,695
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	1,576	13,960	22,308	36,268	(5,834)	30,434	22,971
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,443	8,137	2,799	1,443	10,936	12,378	(3,692)	8,686	2,556
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,540	9,852	9,894	10,540	19,747	30,287	(5,453)	24,835	19,571
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	460	4,880	416	460	5,296	5,756	(2,424)	3,332	2,687
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	4,520	69,562	315	4,520	69,878	74,398	(21,218)	53,180	27,385
Shadetree	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	2,430	591	5,789	6,380	(2,080)	4,300	1,483
Shadow Creek (AZ)	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,886	2,448	2,016	14,334	16,350	(5,432)	10,918	5,395
Shadow-Wood (LA)	Garden	Jan-06	Monroe, LA	1974	120	319	6,049	99	319	6,148	6,467	(3,270)	3,197	1,975
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	5,459	18,492	62,656	81,148	(19,021)	62,127	31,500
Sienna Bay	Garden	Apr-00	St. Petersburg, FL	1984	276	1,556	9,141	7,140	1,556	16,281	17,837	(4,499)	13,338	11,000
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,485	12,653	3,779	1,485	16,433	17,918	(6,534)	11,383	7,411

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,033	2,810	19,612	22,421	(4,886)	17,535	7,886
Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	775	3,765	1,631	775	5,396	6,171	(2,107)	4,064	4,525
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1991	64	751	2,859	1,593	751	4,452	5,203	(1,759)	3,444	1,873
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,668	2,913	3,436	22,580	26,016	(7,005)	19,011	18,672
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,727	6,410	4,315	23,137	27,452	(8,469)	18,983	9,356
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,075	4,712	2,224	16,787	19,012	(7,052)	11,960	2,066
Southridge	Garden	Dec-00	Greenville, TX	1984	160	695	4,416	1,577	695	5,993	6,688	(3,166)	3,521	3,165
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2,877	14,330	99,081	36,096	15,070	134,437	149,507	(48,191)	101,316	113,500
Springhouse (KY)	Garden	Mar-04	Lexington, KY	1986	224	2,126	6,721	480	2,126	7,202	9,328	(1,560)	7,768	6,541
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,488	10,331	769	3,488	11,101	14,589	(2,541)	12,048	8,600
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	9,479	11,425	2,222	9,479	13,647	23,126	(1,963)	21,163	16,600
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	2,899	9,693	507	2,899	10,200	13,099	(591)	12,508	15,180
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	971	3,985	799	971	4,785	5,755	(1,464)	4,291	2,708
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	927	3,241	6,021	9,262	(1,640)	7,622	4,215
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	3,737	706	7,769	8,476	(2,209)	6,266	—
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	7,601	8,029	2,256	7,601	10,285	17,886	(2,690)	15,196	12,425
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	1,905	3,675	18,016	21,692	(4,504)	17,188	11,559
Steeplechase (OH)	Garden	May-99	Loveland, OH	1988	272	1,975	9,264	1,719	1,960	10,999	12,959	(3,826)	9,133	8,282
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	6,438	9,596	1,545	6,438	11,141	17,578	(2,193)	15,386	14,200
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	535	8,508	54,050	14,449	8,508	68,499	77,007	(21,864)	55,143	20,637
Stirling Court Apartments	Garden	Nov-96	Houston, TX	1984	228	913	4,953	1,847	913	6,800	7,713	(2,026)	5,687	3,736
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	2,249	13,593	11,596	25,189	(4,854)	20,335	11,699
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1981	296	1,541	8,636	2,754	1,541	11,391	12,932	(3,845)	9,087	5,192
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,583	8,587	3,299	1,583	11,886	13,468	(4,215)	9,253	5,892
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,736	376	488	9,112	9,600	(1,657)	7,943	3,268
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,422	275	3,287	3,563	(748)	2,815	2,142
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,670	314	2,167	12,984	15,151	(5,351)	9,800	4,028
Stratford, The (TX)	Garden	May-98	San Antonio, TX	1979	269	1,825	10,748	1,704	1,825	12,452	14,277	(4,959)	9,318	4,600
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,211	6,037	1,230	1,211	7,267	8,478	(2,176)	6,302	3,134
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	7,672	4,551	33,214	37,766	(10,859)	26,907	24,101
Sun River Village	Garden	Oct-99	Tempe ,AZ	1981	334	1,837	13,717	2,788	1,837	16,505	18,342	(6,652)	11,690	8,519
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	936	6,059	1,898	936	7,957	8,893	(2,402)	6,490	4,183
Sunlake	Garden	Sep-98	Brandon, FL	1986	88	610	4,062	1,012	610	5,075	5,685	(1,981)	3,704	2,161
Sycamore Creek	Garden	Apr-00	Cincinnati ,OH	1978	295	1,984	9,614	3,332	1,984	12,946	14,929	(4,032)	10,898	7,038
Talbot Woods	Garden	Sep-04	Middleboro, MA	1972	121	5,852	4,719	1,734	5,852	6,452	12,305	(714)	11,591	6,283
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,413	21,411	5,060	3,413	26,471	29,883	(10,015)	19,868	17,956
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	694	6,855	3,048	694	9,903	10,597	(3,595)	7,002	7,073
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,288	13,999	3,110	1,288	17,109	18,397	(5,695)	12,702	4,515
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	1,241	1,323	8,396	9,719	(3,461)	6,258	3,169
Tempo, The	High Rise	Sep-04	New York, NY	1900	200	68,006	12,140	1,980	68,082	14,044	82,126	(844)	81,281	31,962
Terrace Garden Townhouses	Town Home	Jan-06	Omaha, NE	1975	126	565	9,433	82	565	9,515	10,080	(4,801)	5,279	4,130
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,184	8,077	1,499	1,184	9,575	10,759	(3,382)	7,378	5,040
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,457	2,317	778	6,774	7,552	(2,867)	4,685	2,692
Timbertree	Garden	Oct-97	Phoenix, AZ	1979	387	2,292	13,000	3,542	2,292	16,542	18,834	(6,843)	11,990	5,680
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	1,209	37,588	656	1,209	38,244	39,453	(13,854)	25,599	10,860
Township at Highlands	Town Home	Nov-96	Littleton, CO	1985	161	1,615	9,773	4,139	1,536	13,992	15,528	(4,659)	10,868	15,965
Trails	Garden	Apr-02	Nashville, TN	1985	248	685	10,242	1,115	685	11,356	12,041	(5,502)	6,539	8,651
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	14,985	3,195	2,650	18,180	20,830	(7,097)	13,733	7,000
Treetops	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	13,046	3,703	75,506	79,209	(29,725)	49,484	26,060
Trinity Apartments	Garden	Dec-97	Irving, TX	1985	496	2,053	12,387	3,536	2,053	15,923	17,976	(5,159)	12,817	4,995
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,636	19,461	5,494	2,636	24,955	27,591	(11,123)	16,468	10,638

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	2,018	12,754	2,027	2,018	14,781	16,799	(5,636)	11,163	9,827
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	747	4,749	10,836	15,585	(2,308)	13,276	8,475
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,848	8,400	929	1,848	9,329	11,177	(1,324)	9,853	6,922
Versailles	Garden	Apr-02	Fort Wayne, IN	1969	156	369	6,104	965	369	7,069	7,438	(2,767)	4,671	2,180
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	121	7,294	4,861	1,591	7,476	6,270	13,746	(1,413)	12,333	4,678
Villa La Paz	Garden	Jun-98	Sun City, CA	1988	96	573	3,370	644	573	4,015	4,588	(1,251)	3,336	2,632
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	626	3,720	1,207	626	4,927	5,553	(1,324)	4,229	—
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,261	3,636	2,446	16,898	19,343	(7,109)	12,234	13,037
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,757	2,214	1,618	11,971	13,589	(4,093)	9,496	7,000
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	906	5,807	1,369	906	7,177	8,083	(2,990)	5,093	2,000
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	830	5,784	896	830	6,680	7,511	(2,757)	4,754	3,773
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	570	6,564	1,242	570	7,806	8,375	(3,246)	5,129	3,071
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,213	16,975	8,506	2,213	25,481	27,694	(8,461)	19,233	11,945
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1969	722	5,562	42,392	10,008	5,562	52,400	57,962	(14,469)	43,494	39,528
Village, The	Garden	Jan-00	Barndon, FL	1986	112	570	5,700	995	570	6,695	7,265	(2,627)	4,638	5,292
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,521	35,166	35,407	4,521	70,573	75,094	(20,681)	54,413	40,000
Villages of Bent Tree, Phase II	Garden	Jan-06	Indianapolis, IN	1983	280	1,072	12,770	229	1,072	12,999	14,072	(4,776)	9,296	7,950
Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,309	5,513	1,154	1,309	6,668	7,977	(1,679)	6,298	5,558
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	1,234	8,621	50,105	58,726	(6,844)	51,882	34,867
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,830	15,148	3,408	1,830	18,556	20,386	(7,241)	13,145	7,496
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	2,141	804	7,092	7,896	(2,508)	5,388	2,944
Vista Village	Garden	Jan-06	El Paso, TX	1972	220	618	8,122	91	618	8,212	8,830	(5,263)	3,567	3,181
Walnut Springs	Garden	Dec-96	San Antonio, TX	1983	224	970	5,119	1,868	970	6,987	7,957	(3,257)	4,700	3,206
Waterford Apartments, The	Garden	Nov-96	Houston, TX	1984	312	983	6,801	2,845	983	9,645	10,629	(2,865)	7,764	4,268
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	2,001	28,585	30,103	58,688	(9,168)	49,519	32,886
Watergate	Garden	Jan-06	Little Rock, AR	1979	140	402	7,436	379	402	7,815	8,217	(5,100)	3,117	2,625
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	2,515	4,504	13,579	18,083	(4,774)	13,309	8,959
Webb Bridge Crossing	Garden	Sep-04	Alpharetta, GA	1985	164	959	6,261	2,374	959	8,634	9,593	(2,743)	6,850	5,157
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1,381	3,684	27,139	15,053	3,684	42,191	45,875	(13,108)	32,767	9,273
West Winds	Garden	Mar-04	Columbia, SC	1981	100	501	3,968	511	501	4,479	4,980	(1,413)	3,567	2,123
West Winds	Garden	Oct-02	Orlando, FL	1985	272	3,122	10,683	1,668	3,122	12,351	15,473	(2,707)	12,765	6,664
West Woods	Garden	Oct-00	Anappolis, MD	1981	57	1,557	1,891	734	1,557	2,624	4,181	(677)	3,504	1,651
Westgate	Garden	Oct-99	Houston, TX	1971	313	1,920	11,222	2,395	1,920	13,618	15,537	(3,971)	11,567	7,411
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,384	1,302	2,921	12,686	15,607	(5,055)	10,552	7,639
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	956	6,339	18,894	25,233	(4,457)	20,776	13,677
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	1,917	1,225	8,839	10,065	(3,050)	7,015	2,985
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,659	2,862	1,227	9,521	10,748	(4,020)	6,728	4,200
Williamsburg	Garden	May-98	Rolling Meadows, IL	1985	329	2,717	15,437	3,875	2,717	19,312	22,029	(6,796)	15,233	9,685
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,432	8,175	1,536	1,432	9,711	11,143	(3,545)	7,597	5,104
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	880	7,687	2,305	880	9,993	10,872	(4,378)	6,494	6,228
Willowick	Garden	Oct-99	Greenville, SC	1974	180	537	4,775	878	537	5,653	6,190	(2,748)	3,442	2,597
Wilson Acres	Garden	Apr-06	Greenville, NC	1979	146	744	4,374	152	1,175	4,095	5,270	(99)	5,170	3,119
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,234	819	104	3,053	3,157	(1,052)	2,105	—
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,265	3,912	1,805	1,265	5,717	6,982	(1,609)	5,374	4,737
Windgate Place	Garden	May-99	Charlotte, NC	1972	196	1,044	5,900	212	1,044	6,112	7,156	(2,599)	4,557	—
Windmere	Garden	Jan-03	Houston, TX	1982	257	2,171	10,917	650	2,171	11,566	13,737	(3,955)	9,783	5,180
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,272	1,283	1,406	9,555	10,962	(3,598)	7,363	4,830
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	6,750	24,960	24,340	49,300	(7,192)	42,108	28,999
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	2,440	3,696	12,469	16,165	(3,306)	12,859	14,944
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,326	8,329	1,929	1,326	10,258	11,585	(3,563)	8,022	4,397
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	1,451	307	3,561	3,867	(1,474)	2,393	2,841

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	1,224	4,279	17,194	21,472	(4,267)	17,206	13,758
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,079	2,916	1,595	11,995	13,590	(3,457)	10,133	2,469
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,399	13,123	3,279	1,399	16,403	17,802	(6,357)	11,445	6,638
Wood View	Garden	Jan-06	Atlanta, GA	1983	180	1,340	4,868	161	1,340	5,029	6,369	(4,105)	2,264	4,936
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,187	15,971	1,766	2,187	17,737	19,924	(7,781)	12,142	14,346
Woodfield Gardens	Garden	May-99	Charlotte, NC	1974	132	402	2,276	795	402	3,071	3,474	(1,362)	2,112	—
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,728	1,051	658	4,779	5,437	(1,750)	3,687	1,508
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	600	3,617	976	600	4,593	5,193	(2,013)	3,180	2,562
Woods Edge	Garden	Nov-04	Indianapolis, IN	1981	190	495	6,238	873	495	7,111	7,606	(1,152)	6,454	4,799
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	2,354	20,488	1,308	2,354	21,795	24,149	(6,828)	17,321	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,427	11,698	1,544	1,427	13,242	14,669	(5,958)	8,711	4,186
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	430	4,024	291	430	4,315	4,746	(2,658)	2,088	1,445
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,549	2,410	961	7,959	8,920	(2,371)	6,549	6,632
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	1,010	9,283	10,234	1,010	19,517	20,527	(4,622)	15,905	9,544
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,971	18,163	5,951	2,971	24,114	27,085	(4,086)	22,999	15,279
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,457	3,549	1,968	15,006	16,974	(5,379)	11,595	4,807

Total Conventional Properties					134,557	2,245,689	6,337,697	1,884,182	2,294,323	8,173,245	10,467,568	(2,410,198)	8,057,370	5,466,111

Affordable Properties
Adams Court	Garden	Jan-06	Hempstead, NY	1981	84	94	6,047	63	94	6,110	6,204	(3,402)	2,802	2,649
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	558	27,144	741	558	27,885	28,443	(10,222)	18,221	2,806
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	530	1,934	572	530	2,506	3,036	(450)	2,586	2,274
Arrowsmith	Garden	Mar-02	Corpus Christi, TX	1980	70	240	968	433	240	1,401	1,641	(364)	1,277	1,362
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,671	405	5,221	5,627	(690)	4,937	4,245
Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	205	1,162	756	205	1,918	2,123	(372)	1,751	1,109
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	362	2,887	697	362	3,584	3,945	(1,963)	1,983	1,788
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	55	363	2,818	700	363	3,519	3,881	(1,895)	1,986	1,576
Baisley Park Gardens	Mid Rise	Apr-02	Jamaica, NY	1982	212	1,765	12,309	2,992	1,765	15,301	17,065	(3,900)	13,166	11,655
Baldwin Oaks	Mid Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	1,217	746	9,733	10,479	(5,112)	5,367	6,459
Baldwin Towers	High Rise	Jan-06	Pittsburgh, PA	1983	99	237	5,417	98	237	5,515	5,752	(3,222)	2,531	2,266
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,595	702	1,140	5,296	6,436	(779)	5,658	2,937
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,139	390	275	1,529	1,804	(319)	1,485	1,439
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	241	19,548	279	241	19,827	20,068	(6,704)	13,364	2,440
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	5,524	1,378	1,380	6,902	8,282	(1,563)	6,719	5,329
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	190	230	1,109	1,339	(254)	1,085	1,096
Benjamin Banneker Plaza	Mid Rise	Jan-06	Chester, PA	1976	70	79	4,236	289	79	4,525	4,604	(2,179)	2,425	1,642
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	145	1,152	4,657	1,393	1,152	6,049	7,201	(1,265)	5,936	2,250
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	12,451	1,813	18,862	20,675	(3,486)	17,189	10,802
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	23	1,187	251	23	1,438	1,461	(845)	616	766
Bloomsburg Towers	Mid Rise	Jan-06	Bloomsburg, PA	1981	75	1	4,128	62	1	4,190	4,191	(2,377)	1,813	1,641
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	481	8,796	144	481	8,941	9,422	(5,083)	4,339	2,999
Brightwood Manor	Garden	Jan-06	New Brighton, PA	1975	152	140	5,164	129	140	5,293	5,433	(3,193)	2,240	1,554
Broadmoor	Garden	Jan-06	Riviera Beach, FL	1972	182	95	6,571	186	95	6,757	6,852	(4,094)	2,758	1,014
Brunswick House	Mid Rise	Jan-06	Brunswick, MD	1980	52	79	2,828	60	79	2,889	2,967	(1,589)	1,379	1,112
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	702	4,215	117	702	4,332	5,035	(2,578)	2,457	966
Cache Creek Apartment Homes	Mid Rise	Jun-04	Clearlake, CA	1986	80	1,545	9,405	416	1,545	9,821	11,366	(1,487)	9,879	2,355
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	152	154	5,855	6,010	(2,938)	3,072	3,587
California Square II	Garden	Jan-06	Louisville, KY	1983	48	61	2,156	118	61	2,275	2,336	(1,268)	1,068	1,585
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	750	6,719	533	750	7,252	8,002	(2,061)	5,942	8,067
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	157	400	4,724	506	400	5,230	5,630	(2,732)	2,898	6,105
Carriage House (VA)	Mid Rise	Dec-06	Petersburg, VA	1885	118	847	2,886	(0)	847	2,886	3,733	(81)	3,651	1,335

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,800	4,143	384	1,800	4,528	6,328	(844)	5,484	1,763
Castle Park	Mid Rise	Mar-02	St. Louis, MO	1983	209	1,710	6,896	2,461	1,710	9,357	11,067	(2,041)	9,026	9,009
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	1,081	585	3,432	4,017	(712)	3,305	3,548
Centennial	Garden	Mar-02	Fort Wayne, IN	1983	88	550	2,207	664	550	2,871	3,421	(701)	2,720	2,970
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	477	372	1,967	2,339	(479)	1,860	1,223
City Line	Garden	Mar-02	Hampton, VA	1976	200	500	2,014	8,083	500	10,097	10,597	(813)	9,784	5,068
Clinton Manor	Garden	Jan-06	Clinton, SC	1980	60	53	2,706	22	53	2,729	2,781	(2,153)	628	890
Clisby Towers	Mid Rise	Jan-06	Macon, GA	1980	52	161	2,333	16	161	2,350	2,510	(1,539)	972	1,087
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	430	500	2,441	2,941	(539)	2,402	2,210
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	210	4,751	111	210	4,863	5,073	(2,580)	2,493	3,281
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	390	8,373	3,683	369	12,077	12,446	(2,370)	10,075	5,660
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	452	5,552	1,549	425	7,128	7,554	(920)	6,634	5,840
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,715	676	10,430	11,106	(2,120)	8,986	8,099
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,314	18,196	101	1,314	18,297	19,610	(7,969)	11,642	6,797
Courtyard	Mid Rise	Jan-06	Cincinnati, OH	1980	137	642	5,597	40	642	5,637	6,278	(2,614)	3,664	3,944
Creekside Gardens	Garden	Mar-02	Loveland, CO	1983	50	350	1,401	320	350	1,722	2,072	(492)	1,579	1,735
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,610	514	400	2,124	2,524	(396)	2,128	2,764
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	3,539	109	355	3,648	4,003	(1,860)	2,143	1,302
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,395	39	42	1,433	1,476	(101)	1,375	978
Cumberland Court	Garden	Jan-06	Harrisburg, PA	1975	108	170	4,249	108	170	4,357	4,526	(2,683)	1,844	1,538
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	540	2,178	1,121	540	3,300	3,840	(733)	3,106	753
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	1,450	575	3,754	4,329	(731)	3,598	3,809
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	93	394	1,671	2,066	(294)	1,771	1,147
Druid Hills	Garden	Jan-06	Walterboro, SC	1981	80	76	3,718	29	76	3,747	3,823	(2,780)	1,043	1,358
East Central Towers	Mid Rise	Mar-02	Fort Wayne, IN	1980	167	800	3,203	416	800	3,619	4,419	(618)	3,801	3,172
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	240	2,800	11,188	1,778	2,800	12,965	15,765	(2,261)	13,505	8,515
Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	550	2,294	1,794	550	4,087	4,637	(859)	3,779	4,267
Elmwood	Garden	Jan-06	Athens, AL	1981	80	185	2,804	130	185	2,934	3,119	(1,336)	1,783	1,898
Fairburn And Gordon II	Garden	Jan-06	Atlanta, GA	1969	58	84	2,002	66	84	2,068	2,152	(1,200)	952	235
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	166	5,275	125	166	5,400	5,566	(2,861)	2,705	2,743
Fleetwood Manor	Garden	Jan-06	Greenville, SC	1980	100	238	3,623	38	238	3,661	3,899	(2,091)	1,808	1,278
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	423	3,193	47	423	3,240	3,663	(1,717)	1,946	1,937
Fox Run (TX)	Garden	Mar-02	Orange, TX	1983	70	420	1,992	(0)	420	1,992	2,412	(410)	2,002	1,675
Foxfire (MI)	Garden	Jan-06	Jackson, MI	1975	160	782	6,927	499	782	7,427	8,209	(4,020)	4,189	2,321
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	46	4,100	52	46	4,152	4,199	(1,758)	2,440	2,276
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	1,364	550	18,188	18,739	(8,379)	10,360	7,538
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	970	3,887	897	970	4,784	5,754	(1,152)	4,602	5,196
Friendship Court	Garden	Jan-06	Anderson, SC	1972	80	191	1,734	1	191	1,735	1,926	(216)	1,710	—
Frio	Garden	Jan-06	Pearsall, TX	1980	63	109	2,425	141	109	2,566	2,675	(1,357)	1,318	1,109
Gary Manor	High Rise	Mar-02	Gary, IN	1980	198	1,090	4,370	768	1,090	5,138	6,228	(931)	5,297	5,297
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	291	266	2,516	2,782	(785)	1,997	2,447
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	433	1,666	202	433	1,868	2,301	(352)	1,948	1,525
Gholson Hotel	Mid Rise	Mar-02	Ranger, TX	1984	50	325	1,334	914	325	2,249	2,574	(303)	2,271	2,132
Glendale Terrace	Garden	Jan-06	Aiken, SC	1972	60	38	1,554	15	38	1,570	1,608	(1,078)	531	221
Greenbriar	Garden	Jan-06	Indianapolis, IN	1980	120	762	4,083	42	762	4,125	4,887	(2,404)	2,483	1,462
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	133	1,010	1,824	2,834	(358)	2,476	1,742
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	369	10,862	81	369	10,943	11,312	(5,338)	5,974	6,283
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	952	475	3,738	4,212	(1,479)	2,733	601
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	177	2,901	37	177	2,938	3,115	(1,474)	1,641	1,400
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	2,367	652	5,217	5,869	(573)	5,297	4,581
Heritage House	Mid Rise	Jan-06	Lewisburg, PA	1982	79	178	3,251	48	178	3,299	3,477	(1,706)	1,771	2,140

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Heritage Square	Garden	Mar-02	Texas City, TX	1983	50	668	859	336	668	1,195	1,863	(285)	1,578	1,512
Hickory Heights	Garden	Jan-06	Abbeville, SC	1974	80	25	2,479	62	25	2,541	2,566	(1,551)	1,015	443
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,204	718	550	2,922	3,472	(479)	2,993	2,051
Hillcrest Green	Garden	Jan-06	Oklahoma City, OK	1973	96	204	3,264	50	204	3,314	3,518	(2,029)	1,489	1,006
Hillside Village	Town Home	Jan-06	Catawissa, PA	1981	50	31	2,643	19	31	2,662	2,693	(1,440)	1,252	1,240
Hilltop	Garden	Jan-06	Duquesne, PA	1975	152	153	7,311	119	153	7,431	7,584	(4,532)	3,052	2,456
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	857	4,207	834	857	5,041	5,897	(2,651)	3,246	2,994
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	168	914	1,716	2,631	(364)	2,266	870
Hudson Terrace	Garden	Jan-06	Hudson, NY	1973	168	242	5,431	76	242	5,506	5,748	(3,184)	2,564	1,474
Indio Gardens	Mid Rise	Oct-06	Indio, CA	1980	151	—	9,705	—	—	9,705	9,705	—	9,705	6,400
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	285	4,513	276	285	4,789	5,074	(2,369)	2,705	2,664
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,684	197	142	3,881	4,023	(175)	3,848	1,099
JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	335	8,386	75	335	8,461	8,795	(3,803)	4,993	5,956
Kalmia	Garden	Jan-06	Graniteville, SC	1981	96	103	4,692	26	103	4,718	4,821	(3,066)	1,755	1,974
Kephart Plaza	High Rise	Jan-06	Lock Haven, PA	1978	101	52	4,353	52	52	4,405	4,457	(2,522)	1,935	1,775
King Bell Apartments	Garden	Jan-06	Milwaukie, OR	1982	62	204	2,497	86	204	2,583	2,787	(1,190)	1,597	1,723
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,746	6,663	443	1,746	7,106	8,852	(3,212)	5,640	4,413
Kubasek Trinity Manor (The Hollows)	High Rise	Jan-06	Yonkers, NY	1981	130	8	8,354	202	8	8,555	8,563	(4,665)	3,898	4,953
Lafayette Commons	Garden	Mar-04	West Lafayette, OH	1979	49	187	1,012	169	187	1,181	1,368	(168)	1,201	873
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	64	1,953	23	64	1,976	2,039	(1,499)	541	368
Lakeview Arms	Mid Rise	Jan-06	Poughkeepsie, NY	1981	72	111	3,256	119	111	3,375	3,486	(1,783)	1,703	2,018
Landau	Garden	Oct-05	Clinton, SC	1970	80	47	2,837	78	47	2,915	2,962	(1,593)	1,369	429
Lasalle	Garden	Oct-00	San Francisco, CA	1976	145	1,256	10,686	8,314	1,256	18,999	20,255	(5,269)	14,986	3,116
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	85	75	1,955	2,030	(1,076)	954	1,320
Laurens Villa	Garden	Jan-06	Laurens, SC	1980	60	53	2,540	275	53	2,816	2,868	(1,707)	1,161	1,376
Lavista	Garden	Jan-06	Concord, CA	1981	75	565	5,073	144	565	5,218	5,783	(2,899)	2,883	1,967
Leona	Garden	Dec-97	Uvalde, TX	1973	40	100	524	452	100	976	1,076	(469)	607	372
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	169	7,040	121	169	7,161	7,330	(3,752)	3,577	3,410
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	463	650	3,067	3,717	(716)	3,001	2,739
Lodge Run	Mid Rise	Jan-06	Portage, PA	1983	31	18	1,467	158	18	1,625	1,643	(1,040)	603	580
Long Meadow	Garden	Jan-06	Cheraw, SC	1973	56	28	1,472	32	28	1,504	1,532	(986)	546	286
Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1975	230	1,297	7,445	7,693	913	15,522	16,435	(3,297)	13,138	8,222
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	727	7,740	2,715	727	10,454	11,182	(4,961)	6,221	4,749
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	539	2,159	353	539	2,512	3,051	(375)	2,676	1,981
Maria Lopez Plaza	Mid Rise	Jan-06	Bronx, NY	1982	216	498	17,754	170	498	17,924	18,422	(9,194)	9,228	10,953
Mill Pond	Mid Rise	Jan-06	Tauton, MA	1982	49	70	2,714	124	70	2,838	2,908	(1,323)	1,585	1,841
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	290	5,162	30	290	5,192	5,482	(2,558)	2,924	3,116
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	726	391	4,584	4,975	(1,944)	3,031	3,347
Morrisania II	High Rise	Jan-06	Bronx, NY	1979	203	404	16,038	398	404	16,436	16,840	(8,619)	8,220	8,319
Moss Gardens	Mid Rise	Jan-06	Lafayette, LA	1980	114	125	4,218	61	125	4,278	4,403	(2,804)	1,599	2,145
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	888	2,360	—	888	2,360	3,248	(410)	2,838	—
New Vistas I	Garden	Jan-06	Chicago, IL	1925	148	181	7,388	41	181	7,428	7,609	(5,072)	2,537	1,825
Newberry Arms	Garden	Jan-06	Newberry, SC	1979	60	84	2,728	17	84	2,745	2,829	(1,780)	1,048	872
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,150	7,862	373	1,150	8,236	9,386	(2,033)	7,353	7,678
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	1,177	487	2,494	2,980	(992)	1,988	1,012
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,280	14,334	15,176	2,510	29,279	31,789	(7,395)	24,395	20,807
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	1,011	500	3,024	3,524	(761)	2,763	1,945
Oakwood Apartments	Town Home	Mar-04	Cuthbert, GA	1982	50	188	1,058	398	188	1,456	1,644	(517)	1,127	1,725
Oakwood Gardens	High Rise	Jan-06	Mount Vernon, NY	1930	100	202	8,733	259	202	8,992	9,194	(3,686)	5,508	4,401
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	28	95	527	622	(97)	525	439

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Ocala Place	Garden	Jan-06	Ocala, FL	1980	40	93	1,420	192	93	1,612	1,705	(829)	876	626
Olde Towne West I	Mid Rise	Jan-06	Alexandria, VA	1976	172	130	5,664	1,558	130	7,222	7,351	(3,714)	3,637	8,715
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	214	2,865	481	214	3,346	3,560	(1,443)	2,117	2,735
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,463	1,435	581	4,898	5,479	(1,319)	4,160	3,476
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	77	4,078	427	77	4,506	4,583	(2,826)	1,757	1,633
Orange Village	Garden	Jan-06	Hermitage, PA	1979	81	53	3,432	97	53	3,529	3,582	(1,962)	1,619	1,880
Orangeburg Manor	Garden	Jan-06	Orangeburg, SC	1979	100	150	2,934	269	150	3,202	3,352	(2,001)	1,351	1,263
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	109	2,309	73	109	2,381	2,490	(1,144)	1,347	1,489
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	993	4,164	332	993	4,495	5,488	(1,062)	4,426	3,589
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	8,745	(0)	—	8,745	8,745	(1,347)	7,398	7,330
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	570	2,288	325	570	2,613	3,183	(610)	2,573	2,318
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	124	3,349	53	124	3,402	3,526	(2,140)	1,386	630
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	147	3,414	45	147	3,459	3,606	(2,214)	1,392	634
Park Avenue Towers (PA)	Garden	Oct-00	Wilkes-Barre, PA	1978	130	292	2,546	535	292	3,080	3,373	(1,449)	1,924	2,195
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	742	6,327	7,386	722	13,733	14,456	(1,794)	12,662	9,970
Park Place Texas	Garden	Mar-02	Cleveland, TX	1983	60	390	1,587	360	390	1,948	2,338	(388)	1,950	1,877
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	7,727	26,779	1,046	7,727	27,824	35,551	(5,396)	30,156	38,024
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,060	4,240	974	1,060	5,214	6,274	(1,015)	5,259	2,681
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	13,320	3,431	36,830	40,261	(5,461)	34,800	23,859
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	202	1,906	516	202	2,423	2,625	(1,350)	1,275	1,247
Pavillion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	387	—	15,803	15,803	(1,940)	13,863	10,080
Pine Haven Villas	Garden	Jan-06	Columbia, SC	1981	80	116	4,018	38	116	4,055	4,172	(2,371)	1,801	1,711
Pinebluff Village	Mid Rise	Jan-06	Salisbury, MD	1980	151	291	7,998	222	291	8,220	8,511	(4,952)	3,559	2,457
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	420	1,698	942	420	2,639	3,059	(634)	2,425	2,023
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	3,244	1,229	5,833	7,062	(639)	6,424	3,255
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	624	2,647	697	624	3,344	3,968	(710)	3,258	—
Portland Plaza	Garden	Jan-06	Louisville, KY	1983	71	—	2,926	49	—	2,976	2,976	(1,529)	1,447	1,543
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	1	3,558	15	1	3,573	3,574	(2,173)	1,400	1,467
Post Street Apartments	High Rise	Jan-06	Yonkers, NY	1930	56	104	3,359	299	104	3,658	3,762	(1,913)	1,849	1,806
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,395	102	2,466	2,568	(1,002)	1,566	1,122
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	356	5,594	91	356	5,685	6,041	(2,047)	3,995	2,118
Renwick Gardens	High Rise	Jan-06	New York, NY	1979	224	402	17,402	1,437	402	18,839	19,241	(9,247)	9,994	22,987
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	700	2,804	501	700	3,305	4,005	(614)	3,391	1,936
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	455	698	3,258	3,955	(732)	3,223	1,899
River Village	High Rise	Jan-06	Flint, MI	1980	340	1,639	13,994	380	1,639	14,373	16,012	(7,112)	8,900	8,496
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	205	2,203	51	205	2,254	2,459	(1,400)	1,059	993
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	254	8,362	83	254	8,445	8,699	(4,156)	4,543	3,751
Robbie Robinson	Garden	Oct-05	Savannah, GA	1921	100	554	3,097	127	554	3,223	3,777	(272)	3,505	3,200
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	114	194	1,291	1,485	(372)	1,113	919
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	1,015	4,387	549	1,015	4,936	5,951	(1,142)	4,809	3,746
Ruscombe Gardens	Mid Rise	Jan-06	Baltimore, MD	1983	151	215	8,985	47	215	9,032	9,247	(4,399)	4,848	3,651
Rutherford Park	Town Home	Jan-06	Hummelstown, PA	1981	85	376	4,814	46	376	4,859	5,235	(2,451)	2,784	2,915
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	404	5,770	14	404	5,783	6,187	(569)	5,618	—
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	243	7,110	1	243	7,110	7,354	(774)	6,580	12,362
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	1,664	1,650	8,263	9,913	(1,661)	8,252	4,244
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	153	1,736	505	153	2,241	2,393	(1,200)	1,193	2,150
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	181	4,373	272	181	4,645	4,826	(2,267)	2,559	3,842
Sharp-Leadenhall I	Town Home	Mar-04	Baltimore, MD	1981	155	1,399	5,434	570	1,399	6,004	7,403	(1,423)	5,980	5,656
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	171	1,636	270	171	1,906	2,076	(827)	1,249	1,140
Sheraton Towers	High Rise	Mar-02	High Point, NC	1981	97	525	2,159	711	525	2,870	3,395	(527)	2,868	3,292
Sherman Hills	High Rise	Jan-06	Wilkes-Barre, PA	1976	344	1,118	16,470	60	1,118	16,530	17,649	(12,423)	5,226	3,923

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	633	8,610	10,151	633	18,761	19,394	(5,987)	13,407	3,281
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	3,456	659	6,230	6,889	(1,048)	5,842	—
South Park	Garden	Mar-02	Elyria, OH	1970	138	200	931	1,838	200	2,769	2,969	(557)	2,412	602
Spring Manor	Mid Rise	Jan-06	Holidaysburg, PA	1983	51	117	2,574	252	117	2,826	2,943	(1,863)	1,079	1,019
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	82	1,029	29	82	1,058	1,140	(616)	524	565
Sterling Village	Town Home	Mar-02	San Bernadino, CA	1983	80	549	3,459	1,575	549	5,034	5,583	(527)	5,056	4,481
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	313	1,895	782	322	2,668	2,991	(631)	2,360	567
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,508	2,614	662	6,122	6,783	(1,495)	5,288	7,196
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	56	215	4,456	4,671	(3,075)	1,596	1,591
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	382	3,940	75	382	4,015	4,397	(1,944)	2,453	1,648
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	377	6,513	145	377	6,659	7,036	(3,442)	3,594	2,023
Swift Creek	Garden	Jan-06	Hartsville, SC	1981	72	105	3,470	174	105	3,643	3,749	(2,423)	1,326	1,638
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	155	3,369	46	155	3,415	3,570	(1,780)	1,790	2,034
Tamarac Pines Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	140	2,775	3,378	365	5,927	6,292	(1,037)	5,255	4,376
Tamarac Pines Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	142	3,195	3,668	266	6,738	7,004	(1,165)	5,839	4,741
Terraces	Mid Rise	Jan-06	Kettering, OH	1979	102	503	3,873	36	503	3,910	4,412	(2,208)	2,204	2,561
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	3,873	1,745	9,751	11,496	(399)	11,097	—
The Club	Garden	Jan-06	Lexington, NC	1972	87	66	2,560	112	66	2,672	2,738	(1,525)	1,213	481
The Glens	Garden	Jan-06	Rock Hill, SC	1982	88	90	4,885	215	90	5,099	5,189	(2,882)	2,307	2,341
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	4,943	1,158	872	6,102	6,974	(1,225)	5,749	2,617
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	753	1,150	5,408	6,558	(1,314)	5,244	3,796
Twentynine Palms	Garden	Mar-02	Twenty-Nine Palms, CA	1983	48	311	1,247	381	311	1,628	1,939	(401)	1,538	1,423
United Front Homes	Garden	Oct-06	New Bedford, MA	1900	200	1,792	16,170	—	1,792	16,170	17,963	(3,880)	14,082	4,065
United House	High Rise	Jan-06	Scranton, PA	1978	91	236	3,818	25	236	3,842	4,078	(2,380)	1,699	2,260
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	263	12,708	8,141	263	20,849	21,113	(3,714)	17,399	14,217
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,337	16,377	1,602	4,337	17,979	22,316	(3,171)	19,145	16,738
Vantage ’78	Garden	Jan-06	Charlotte, NC	1957	168	656	5,732	143	656	5,874	6,530	(3,255)	3,275	2,513
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	299	215	1,188	1,403	(354)	1,049	895
Villa Hermosa Apartments	Mid Rise	Oct-02	New York, NY	1920	272	1,815	10,312	2,906	1,815	13,217	15,033	(4,661)	10,371	7,308
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	1,156	6,160	1,408	1,156	7,567	8,723	(3,935)	4,788	5,083
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	63	370	1,669	2,039	(357)	1,682	1,376
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	265	380	1,787	2,167	(427)	1,740	1,609
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	11,198	94	—	11,292	11,292	(5,563)	5,729	10,585
Walhalla Gardens II	Garden	Jan-06	Walhalla, SC	1972	36	16	973	25	16	998	1,015	(674)	341	138
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	693	10,344	40	693	10,385	11,078	(5,319)	5,759	6,787
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	685	625	3,205	3,830	(790)	3,040	3,126
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	4,912	555	16,081	16,636	(3,348)	13,288	4,043
West 135th Street	Mid Rise	Dec-97	New York, NY	1979	198	1,212	8,031	4,795	1,212	12,826	14,038	(5,016)	9,022	13,626
Westminster Oaks	Town Home	Jan-06	Springfield, VA	1982	50	—	3,517	139	—	3,657	3,657	(1,707)	1,950	1,147
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	720	3,242	313	720	3,555	4,275	(632)	3,642	2,084
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	284	215	1,222	1,437	(325)	1,112	1,019
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	2,477	223	5,628	5,851	(902)	4,949	1,981
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	37	247	983	1,231	(246)	985	736
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	292	1,010	4,339	5,349	(711)	4,639	4,664
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	423	410	2,103	2,513	(375)	2,138	1,888
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	125	1,051	965	2,016	(178)	1,838	1,099
Winnsboro Arms	Garden	Jan-06	Winnsboro, SC	1978	60	71	1,898	48	71	1,946	2,017	(1,325)	692	362
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,322	300	7,394	7,694	(629)	7,065	3,965
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	297	41	526	567	(410)	156	449

						(2)		(3)	December 31, 2006
		(1)				Initial Cost		Cost Capitalized				Accumulated	Total Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Woodland	Garden	Jan-06	Spartanburg, SC	1972	100	182	663	1,100	182	1,763	1,945	(184)	1,762	332
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	3,110	326	7,199	7,526	(490)	7,036	—
Yadkin	Mid Rise	Mar-04	Salisbury, NC	1912	67	242	1,982	283	242	2,265	2,507	(809)	1,698	1,841

Total Affordable Properties					27,875	126,227	1,148,893	233,478	125,621	1,382,978	1,508,599	(488,485)	1,020,114	798,982

Other (4)						1,005	4,791	523	1,004	5,314	6,318	(2,584)	3,734

					162,432	$2,372,921	$7,491,381	$2,118,183	$2,420,948	$9,561,537	$11,982,485	$(2,901,267)	$9,081,218	$6,265,093

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels and commercial properties.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004

Real Estate
Balance at beginning of year	$10,198,524	$9,327,670	$8,470,451
Additions during the year:
Newly consolidated assets(1)	1,146,086	260,715	277,580
Acquisitions	184,986	288,212	393,088
Foreclosures	—	—	2,022
Capital expenditures	485,758	436,781	301,937
Deductions during the year:
Casualty and other write-offs	(21,192)	(18,872)	(13,869)
Assets held for sale reclassification(2)	(11,677)	(95,982)	(103,539)

Balance at end of year	$11,982,485	$10,198,524	$9,327,670

Accumulated Depreciation
Balance at beginning of year	$2,009,286	$1,655,220	$1,391,353
Additions during the year:
Depreciation	468,186	412,701	346,156
Newly consolidated assets(1)	452,824	40,277	(31,208)
Deductions during the year:
Casualty and other write-offs	(5,604)	(3,191)	(4,038)
Assets held for sale reclassification(2)	(23,425)	(95,721)	(47,043)

Balance at end of year	$2,901,267	$2,009,286	$1,655,220

(1)	Includes acquisition of limited partnership interests and related activity.

(2)	Represents activity on properties that have been sold or classified as held for sale that is included in the line items above.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by this reference)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of February 28, 2007
10.2	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.3	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.4	Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 10-K, dated March 22, 2006, is incorporated herein by this reference)
10.5	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.6	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.7	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.8	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.9	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.10	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.11	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

Exhibit No.	Description

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement