Form 10-Q
period 2007-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2007-08-06
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-13232

Apartment Investment and Management Company
(Exact name of registrant as specified in its charter)

Maryland	84-1259577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street Parkway, Suite 1100	80237
Denver, Colorado	(Zip Code)
(Address of principal executive offices)
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

The number of shares of Class A Common Stock outstanding as of July 31, 2007: 96,740,114

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate:
Land	$2,608,316	$2,384,926
Buildings and improvements	9,486,611	9,301,769

Total real estate	12,094,927	11,686,695
Less accumulated depreciation	(2,905,219)	(2,778,355)

Net real estate	9,189,708	8,908,340
Cash and cash equivalents	258,027	229,824
Restricted cash	332,955	346,552
Accounts receivable	76,347	85,772
Accounts receivable from affiliates	33,680	20,763
Deferred financing costs	73,136	72,214
Notes receivable from unconsolidated real estate partnerships	43,106	40,641
Notes receivable from non-affiliates	138,678	139,352
Investment in unconsolidated real estate partnerships	37,124	39,000
Other assets	199,321	202,760
Deferred income tax assets, net	5,139	—
Assets held for sale	12,420	204,557

Total assets	$10,399,641	$10,289,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$949,692	$926,952
Property loans payable	5,595,153	5,198,010
Term loans	400,000	400,000
Credit facility	154,000	140,000
Other borrowings	59,786	67,660

Total indebtedness	7,158,631	6,732,622

Accounts payable	42,096	54,972
Accrued liabilities and other	300,373	409,991
Deferred income	150,326	142,442
Security deposits	48,038	43,325
Deferred income tax liabilities, net	—	4,379
Liabilities related to assets held for sale	8,546	164,556

Total liabilities	7,708,010	7,552,287

Minority interest in consolidated real estate partnerships	262,608	212,149
Minority interest in Aimco Operating Partnership	155,564	185,447

Stockholders’ equity:
Preferred Stock, perpetual	723,500	723,500
Preferred Stock, convertible	100,000	100,000
Class A Common Stock, $0.01 par value, 426,157,976 shares authorized, 96,717,908 and 96,820,252 shares issued and outstanding, at June 30, 2007 and December 31, 2006, respectively	967	968
Additional paid-in capital	3,060,683	3,095,430
Notes due on common stock purchases	(3,760)	(4,714)
Distributions in excess of earnings	(1,607,931)	(1,575,292)

Total stockholders’ equity	2,273,459	2,339,892

Total liabilities and stockholders’ equity	$10,399,641	$10,289,775

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Rental and other property revenues	$421,864	$392,499	$832,363	$776,894
Property management revenues, primarily from affiliates	1,271	3,592	3,367	6,622
Activity fees and asset management revenues	15,178	12,133	26,808	21,673

Total revenues	438,313	408,224	862,538	805,189

OPERATING EXPENSES:
Property operating expenses	192,681	173,506	385,924	353,571
Property management expenses	2,072	2,151	3,278	2,643
Activity and asset management expenses	6,076	4,946	11,351	9,134
Depreciation and amortization	121,807	112,272	244,195	219,461
General and administrative expenses	24,606	23,207	46,683	44,236
Other expenses (income), net	(4,272)	1,615	(2,266)	1,994

Total operating expenses	342,970	317,697	689,165	631,039

Operating income	95,343	90,527	173,373	174,150

Interest income	9,242	5,437	18,810	12,368
Recoveries of (provision) for losses on notes receivable, net	(735)	(502)	(2,278)	(764)
Interest expense	(104,875)	(98,157)	(209,615)	(193,971)
Deficit distributions to minority partners, net	(2,028)	(3,935)	(3,221)	(6,011)
Equity in earnings (losses) of unconsolidated real estate partnerships	930	(574)	(2,055)	(2,436)
Provision for real estate impairment losses, net	—	(15)	—	971
Gain on dispositions of unconsolidated real estate and other	639	1,059	21,061	10,757

Loss before minority interests and discontinued operations	(1,484)	(6,160)	(3,925)	(4,936)

Minority interests:
Minority interest in consolidated real estate partnerships	(265)	1,522	(6,182)	6,636
Minority interest in Aimco Operating Partnership, preferred	(1,782)	(1,785)	(3,564)	(3,583)
Minority interest in Aimco Operating Partnership, common	1,821	2,238	4,342	4,171

Total minority interests	(226)	1,975	(5,404)	7,224

Income (loss) from continuing operations	(1,710)	(4,185)	(9,329)	2,288
Income from discontinued operations, net	21,039	39,277	53,866	116,874

Net income	19,329	35,092	44,537	119,162
Net income attributable to preferred stockholders	16,346	19,034	32,694	43,088

Net income attributable to common stockholders	$2,983	$16,058	$11,843	$76,074

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(0.19)	$(0.24)	$(0.44)	$(0.43)
Income from discontinued operations	0.22	0.41	0.56	1.23

Net income attributable to common stockholders	$0.03	$0.17	$0.12	$0.80

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(0.19)	$(0.24)	$(0.44)	$(0.43)
Income from discontinued operations	0.22	0.41	0.56	1.23

Net income attributable to common stockholders	$0.03	$0.17	$0.12	$0.80

Weighted average common shares outstanding	95,973	96,071	95,972	95,627

Weighted average common shares and equivalents outstanding	95,973	96,071	95,972	95,627

Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,537	$119,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,195	219,461
Discontinued operations	(53,121)	(127,029)
Other adjustments	(9,103)	11,527
Net changes in operating assets and operating liabilities	(23,171)	41,819

Net cash provided by operating activities	203,337	264,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(174,991)	(41,732)
Capital expenditures	(268,608)	(236,203)
Proceeds from dispositions of real estate	259,631	544,815
Change in funds held in escrow from tax-free exchanges	9,975	—
Cash from newly consolidated properties	—	22,432
Purchases of general and limited partnership interests and other assets	(17,541)	(10,932)
Originations of notes receivable from unconsolidated real estate partnerships	(8,640)	(7,820)
Proceeds from repayment of notes receivable	14,152	5,318
Distributions received from investments in unconsolidated real estate partnerships	1,814	11,312
Other investing activities	(2,756)	(21,255)

Net cash provided by (used in) investing activities	(186,964)	265,935

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	791,330	656,634
Principal repayments on property loans	(528,459)	(599,870)
Proceeds from tax exempt bonds	82,350	—
Principal repayments on tax-exempt bond financing	(58,659)	(31,690)
Net borrowings (repayments) on term loans and revolving credit facility	14,000	(217,000)
Proceeds from issuance of preferred stock, net	—	97,537
Redemption of preferred stock	—	(113,250)
Repurchases of Class A Common Stock	(136,603)	—
Proceeds from Class A Common Stock option exercises	53,232	39,459
Principal repayments received on notes due on Class A Common Stock purchases	1,605	18,626
Payment of Class A Common Stock dividends	(116,363)	(115,046)
Payment of preferred stock dividends	(32,720)	(41,879)
Payment of distributions to minority interest	(52,877)	(61,589)
Other financing activities	(5,006)	(1,074)

Net cash provided by (used in) financing activities	11,830	(369,142)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,203	161,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,824	161,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,027	$323,463

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 1 — Organization
     Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of June 30, 2007, we owned or managed a real estate portfolio of 1,216 apartment properties containing 209,507 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2007, we were the largest owner and operator of apartment properties in the United States.
     As of June 30, 2007, we:
•	owned an equity interest in and consolidated 156,958 units in 676 properties (which we refer to as “consolidated”), of which 156,240 units were also managed by us;

•	owned an equity interest in and did not consolidate 11,741 units in 101 properties (which we refer to as “unconsolidated”), of which 5,465 units were also managed by us; and

•	provided services or managed, for third-party owners, 40,808 units in 439 properties, primarily pursuant to long-term agreements (including 37,283 units in 399 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
     Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of June 30, 2007, we held approximately a 91% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At June 30, 2007, 96,717,908 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 9,714,777 common OP Units and equivalents outstanding for a combined total of 106,432,685 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
     Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain 2006 financial statement amounts have been reclassified to conform to the 2007 presentation.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated entities. Interests held in the Aimco Operating Partnership by partners other than Aimco are reflected as minority interest in Aimco Operating Partnership. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.
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
     We adopted FIN 48 as of January 1, 2007. Upon adoption, we recorded a $0.8 million charge to distributions in excess of earnings to reflect our measurement in accordance with FIN 48 of uncertain income tax positions that affect net operating loss carryforwards recognized as deferred tax assets. As of January 1, 2007, our unrecognized tax benefits totaled approximately $3.1 million. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rates in future periods. There were no changes in unrecognized tax benefits during the six months ended June 30, 2007. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Our federal and state income tax returns for the year ended December 31, 2003, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. Certain of our state income tax returns for the year ended December 31, 2002, also are currently subject to examination. Our policy is to include interest and penalties related to income taxes in other expenses (income), net.
Use of Estimates
     The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

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
     If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income by $9.9 million and $3.8 million, and resulted in a decrease in basic and diluted earnings per share of $0.10 and $0.04, for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, these depreciation adjustments decreased net income by $20.8 million and $8.6 million, and resulted in a decrease in basic and diluted earnings per share of $0.22 and $0.09, respectively.
Note 3 — Commitments and Contingencies
Commitments
     In connection with our redevelopment and capital improvement activities, we have commitments of approximately $156.2 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
     We have committed to fund an additional $9.9 million in second mortgage loans on certain properties in West Harlem, in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $139 million to $206 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
     We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At June 30, 2007, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
     We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2007, are immaterial to our consolidated financial condition and results of operations.
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
     FLSA Litigation
     The Aimco Operating Partnership and NHP Management Company (“NHPMN”), our subsidiary, were defendants in a lawsuit, filed in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week. The complaint, attempted to bring a collective action under the FLSA and sought to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contended that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleged the Aimco Operating Partnership and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In addition to the District of Columbia case, in 2005 the plaintiffs filed class actions with the same allegations in the Superior Court of California (Contra Costa County) and in Montgomery County Maryland Circuit Court. On March 28, 2007, the court in the District of Columbia issued an opinion decertifying the collective action on both the on-call and overtime issues. The court held that the 1,049 people who had opted into the collective action were not similarly situated and the case may not proceed as a collective action. On July 16, 2007, plaintiffs’ counsel filed individual cases on behalf of at least 700 individual plaintiffs in Federal court in 21 different jurisdictions: Northern District of Alabama; District of Arizona; Northern District of California; District of Colorado; Middle District of Florida; Northern District of Georgia; Northern District of Illinois; Southern District of Indiana; Western District of Kentucky; District of Maryland; Eastern District of Michigan; Western District of Missouri; District of New Jersey; Western District of North Carolina; Southern District of New York; Southern District of Ohio; Eastern District of Pennsylvania; District of South Carolina; Middle District of Tennessee; Eastern District of Texas; and Western District of Virginia. The cases in Illinois, New York and Texas were styled as class actions. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

Note 4 — Stockholders’ Equity
     During the three and six months ended June 30, 2007, we repurchased 477,300 and 2,243,600 shares of Common Stock at an average price of $52.36 and $56.29 per share (including commissions) for cash totaling $25.0 million and $126.3 million, respectively. We also paid cash totaling $10.3 million in January 2007 to settle repurchases of Common Stock in December 2006.
     During the three and six months ended June 30, 2007, we issued approximately 19,000 and 461,000 shares of Common Stock, respectively, in exchange for common OP Units tendered for redemption. During the three and six months ended June 30, 2006, we issued approximately 6,000 and 35,000 shares of Common Stock, respectively, in exchange for common OP Units tendered for redemption. In addition, during the three and six months June 30, 2007, we issued to certain officers and employees approximately 28,000 and 274,000 restricted shares of Common Stock, compared to 50,000 and 452,000 restricted shares of Common Stock for the three and six months ended June 30, 2006. The restricted shares are subject to vesting over periods of predominantly four or five years. During the three and six months ended June 30, 2007, we issued to independent members of our Board of Directors 6,000 and 26,000 unrestricted shares of Common Stock, compared to zero and 15,000 unrestricted shares of Common Stock for the three and six months ended June 30, 2006.
     During the three and six months ended June 30, 2007, we issued approximately 5,000 and 13,000 shares of Common Stock to certain non-executive officers at fair value, compared to approximately 12,000 and 19,000 shares for the three and six months ended June 30, 2006, respectively. In exchange for common shares purchased, those non-executive officers executed promissory notes payable totaling $0.3 million and $0.7 million for the three and six months ended June 30, 2007, and $0.5 million and $0.8 million for the three and six months ended June 30, 2006, respectively. Total payments on all such notes from all officers for the three and six months ended June 30, 2007 were $0.3 million and $1.6 million, respectively. Total payments on such notes from all officers for the three and six months ended June 30, 2006 were $2.2 million and $18.6 million, respectively.
     During the three and six months ended June 30, 2007, we granted options to certain executive officers to purchase approximately 12,000 and 326,000 shares of Common Stock, respectively, compared to 11,000 and 647,000 shares of Common Stock during the three and six months ended June 30, 2006. The options all have exercise prices equal to the fair market value at the date of grant. During the three and six months ended June 30, 2007, stock option exercises resulted in the issuance of approximately 17,000 and 1,387,000 shares of Common Stock, respectively, and generated net proceeds of $0.7 million and $53.2 million, respectively. During the three and six months ended June 30, 2006, stock option exercises resulted in the issuance of approximately 22,000 and 1,071,000 shares of Common Stock, respectively, and generated net proceeds of $0.8 million and $39.5 million, respectively.

Note 5 — Discontinued Operations and Assets Held for Sale
     At June 30, 2007, we had one property with an aggregate of 245 units classified as held for sale. During the six months ended June 30, 2007, we sold 40 properties with an aggregate of 6,535 units. During the year ended December 31, 2006, we sold 77 properties with an aggregate of 17,307 units and closed the sale of a portion of the Flamingo South Beach property, known as the South Tower, with an aggregate of 562 units. For the three and six months ended June 30, 2007 and 2006, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental and other property revenues	$6,413	$32,280	$18,499	$77,110
Property operating expenses	(3,309)	(16,459)	(9,775)	(40,132)
Depreciation and amortization	(1,598)	(9,214)	(4,711)	(22,329)
Other (expenses) income, net	(269)	(2,115)	(1,089)	(3,154)

Operating income	1,237	4,492	2,924	11,495
Interest income	32	224	120	537
Interest expense	(1,018)	(6,898)	(4,249)	(16,530)
Gain on extinguishment of debt	—	—	22,852	—
Minority interest in consolidated real estate partnerships	644	1,392	935	2,888

Income (loss) before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	895	(790)	22,582	(1,610)
Gain on dispositions of real estate, net of minority partners’ interest	24,273	43,112	39,906	142,822
Recovery of real estate impairment losses (impairment losses)	60	195	(783)	(8)
Recovery of deficit distributions to minority partners	555	1,896	418	16,145
Income tax arising from dispositions	(2,597)	(1,044)	(2,761)	(27,986)
Minority interest in Aimco Operating Partnership	(2,147)	(4,092)	(5,496)	(12,489)

Income from discontinued operations	$21,039	$39,277	$53,866	$116,874

     Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $4.2 million and $5.3 million for the three and six months ended June 30, 2007, respectively, and $2.9 million and $30.3 million for the three and six months ended June 30, 2006, respectively.
     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At June 30, 2007, assets classified as held for sale of $12.4 million included real estate net book value of $12.0 million, and liabilities related to assets classified as held for sale of $8.5 million consisted primarily of mortgage debt. At December 31, 2006, we had assets classified as held for sale of $204.6 million, including real estate with a net book value of $202.1 million, and liabilities related to assets classified as held for sale of $164.6 million, including $140.1 million of mortgage debt. We are also marketing for sale certain other properties that do not meet all criteria to be classified as held for sale.

Note 6 — Earnings per Share
     We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$(1,710)	$(4,185)	$(9,329)	$2,288
Less net income attributable to preferred stockholders	(16,346)	(19,034)	(32,694)	(43,088)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(18,056)	$(23,219)	$(42,023)	$(40,800)

Income from discontinued operations	$21,039	$39,277	$53,866	$116,874

Net income	$19,329	$35,092	$44,537	$119,162
Less net income attributable to preferred stockholders	(16,346)	(19,034)	(32,694)	(43,088)

Numerator for basic and diluted earnings per share — Net income attributable to common stockholders	$2,983	$16,058	$11,843	$76,074

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	95,973	96,071	95,972	95,627
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share	95,973	96,071	95,972	95,627

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of preferred dividends)	$(0.19)	$(0.24)	$(0.44)	$(0.43)
Income from discontinued operations	0.22	0.41	0.56	1.23

Net income attributable to common stockholders	$0.03	$0.17	$0.12	$0.80

Diluted earnings (loss) per common share:
Loss from continuing operations (net of preferred dividends)	$(0.19)	$(0.24)	$(0.44)	$(0.43)
Income from discontinued operations	0.22	0.41	0.56	1.23

Net income attributable to common stockholders	$0.03	$0.17	$0.12	$0.80

     All of our convertible preferred stock is anti-dilutive on an “if converted” basis. Therefore, we deduct all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. During the three and six months ended June 30, 2007 and 2006, securities that could potentially dilute basic earnings per share in future periods included stock options, restricted stock awards and non-recourse shares. As of June 30, 2007 and 2006, the common share equivalents for such potentially dilutive securities totaled 8.6 million and 11.5 million, respectively. These securities have been excluded from the earnings per share computations for the periods presented above because their effect would have been antidilutive. At June 30, 2007 and 2006, performance benchmarks for the Class VIII and Class IX High Performance Units of the Aimco Operating Partnership had been achieved that would result in the issuance of the equivalent of approximately 858,000 and 258,000 common OP Units, respectively, if the related measurement periods had ended on those dates. Those common OP Unit equivalents have been excluded in the calculation of diluted earnings per share because their effect would be antidilutive.

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
     Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because the properties have similar economic characteristics, the properties are aggregated into a single real estate segment. All real estate revenues are from external customers and are not generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and six months ended June 30, 2007 or 2006. Portions of the gross revenues earned in the asset management and transactions business are from transactions with affiliates in the real estate segment.
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including net asset value, net operating income, free cash flow, funds from operations, and adjusted funds from operations. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Net operating income is generally defined as segment revenues less direct segment operating expenses. Real estate segment net operating income also reflects adjustments related to minority interest in consolidated real estate operations and our equity in unconsolidated real estate operations. Asset management and transactions segment net operating income is adjusted to reflect a portion of our interest income and certain other income, including gains on sale of non-depreciable assets. Segment net operating income for 2006 has been revised to conform to the 2007 presentation.

     The following table presents the revenues and net operating income of our segments for the three and six months ended June 30, 2007 and 2006, and reconciles net operating income of our segments to income from continuing operations as reported in our consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Real estate segment	$423,135	$396,091	$835,730	$783,516
Asset management and transactions segment:
Gross revenues	20,785	12,661	34,438	22,758
Elimination of intersegment revenues	(5,607)	(528)	(7,630)	(1,085)

Net revenues after elimination	15,178	12,133	26,808	21,673

Total revenues of reportable segments	$438,313	$408,224	$862,538	$805,189

Net operating income:
Real estate segment	$201,193	$187,465	$388,513	$362,535
Asset management and transactions segment	11,614	7,775	20,257	18,965

Total net operating income of reportable segments	212,807	195,240	408,770	381,500
Income (expenses) generally excluded from segment net operating income:
Depreciation and amortization	(121,807)	(112,272)	(244,195)	(219,461)
General and administrative expenses	(24,606)	(23,207)	(46,683)	(44,236)
Other (expenses) income, net	4,272	(1,615)	2,266	(1,994)
Interest income	9,242	5,437	18,810	12,368
Provision for losses on notes receivable, net	(735)	(502)	(2,278)	(764)
Interest expense	(104,875)	(98,157)	(209,615)	(193,971)
Deficit distributions to minority partners	(2,028)	(3,935)	(3,221)	(6,011)
Equity in earnings (losses) of unconsolidated real estate partnerships	930	(574)	(2,055)	(2,436)
Recoveries of (provision for) real estate impairment losses, net	—	(15)	—	971
Gain on dispositions of unconsolidated real estate and other	639	1,059	21,061	10,757
Minority interests	(226)	1,975	(5,404)	7,224
Less portions of generally excluded items included in segment net operating income:
Other expenses (income), net	(2,615)	(96)	3,690	(2,131)
Interest income	(802)	84	(2,560)	(54)
Interest expense	409	—	409	—
Gain on sale of non-depreciable real estate assets	—	(671)	—	(6,371)
Minority interest in consolidated real estate operations	31,007	35,854	57,502	73,232
Equity in unconsolidated real estate operations	(3,322)	(2,790)	(5,826)	(6,335)

Income (loss) from continuing operations	$(1,710)	$(4,185)	$(9,329)	$2,288

     The assets of our reportable segments are as follows (in thousands):

	June 30,	December 31,
	2007	2006
ASSETS:

Total assets for reportable segments (1)	$10,128,710	$10,004,701
Corporate and other assets	270,931	285,074

Total consolidated assets	$10,399,641	$10,289,775

(1)	Total assets for reportable segments include assets associated with both the real estate and asset management and transactions business segments.

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
     In January 2007, eight of VMS’s properties met all conditions necessary to be classified as held for sale and reported in discontinued operations in accordance with SFAS 144. Accordingly, the $22.8 million portion of the debt extinguishment gain related to the mortgage loans that were secured by such eight properties is reported in discontinued operations for the six months ended June 30, 2007. The $19.4 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the seven VMS properties that are not held for sale is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other for the six months ended June 30, 2007. The eight properties reported in discontinued operations were sold during the six months ended June 30, 2007, at an aggregate gain of $22.7 million. Although 78% of the equity interests in VMS are held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings for the three and six months ended June 30, 2007. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings is limited to the minority interest in the Aimco Operating Partnership. For the three months ended June 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties had no impact on loss from continuing operations and increased net income by $6.5 million, or $0.07 per share. For the six months ended June 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million, or $0.18 per share, and increase net income by $59.0 million, or $0.61 per share.
     During the second quarter, VMS contributed its seven remaining properties to wholly-owned subsidiaries of Aimco in exchange for consideration totaling $230.1 million, consisting primarily of cash of $21.3 million, common OP Units with a fair value of $9.8 million, the assumption of $168.0 million in mortgage debt, and the assumption of $30.9 million in mortgage participation liabilities. This total consideration included $50.7 million related to our 22% equity interest in VMS. Exclusive of our share, the consideration paid for the seven properties exceeded the carrying amount of the minority interest in such properties by $44.9 million. This excess consideration is reflected in our consolidated balance sheet as an increase in the carrying amount of the seven properties.
     At June 30, 2007, VMS held cash of $46.6 million, consisting primarily of undistributed proceeds from the sale of its 15 properties (including properties sold to us). Substantially all of this cash is expected to be distributed to VMS’s partners, including us, during the second half of 2007. Our consolidated balance sheet at June 30, 2007, reflects a minority interest liability of $41.9 million for the portion of VMS’s cash balance that is expected to be distributed to unrelated limited partners.
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

Note 10 — Real Estate Acquisitions
     During the six months ended June 30, 2007, we completed the acquisition of 14 conventional properties with a total of 1,187 units, including nine properties in New York City; two properties in Daytona Beach, Florida; one property in Park Forest, Illinois; one property in Poughkeepsie, New York; and one property in Redwood City, California. The aggregate purchase price for these properties, including transaction costs, was approximately $191.0 million including the assumption of mortgage debt of $16.0 million. The remainder of the purchase price was funded using cash of $149.3 million and tax-free exchange proceeds of $25.7 million.
Note 11 — Recent Accounting Developments
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
Executive Overview
     We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2007, we owned or managed 1,216 apartment properties containing 209,507 apartment units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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
Results of Operations
Overview
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     We reported net income of $19.3 million and net income attributable to common stockholders of $3.0 million for the three months ended June 30, 2007, compared to net income of $35.1 million and net income attributable to common stockholders of $16.1 million for the three months ended June 30, 2006, which were decreases of $15.8 million and $13.1 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate;

•	an increase in depreciation expense, reflecting depreciation on newly acquired properties and recent capital projects; and

•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings and acquisitions.
The effects of these items on our operating results were partially offset by:
•	an increase in net operating income from property operations, which is attributable to improved operating results of same store properties and the addition of net operating income from acquired properties; and

•	a net favorable change in other expenses (income), net and an increase in interest income.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     We reported net income of $44.5 million and net income attributable to common stockholders of $11.8 million for the six months ended June 30, 2007, compared to net income of $119.2 million and net income attributable to common stockholders of $76.1 million for the six months ended June 30, 2006, which were decreases of $74.7 million and $64.3 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate;

•	an increase in depreciation expense, reflecting depreciation on newly acquired properties and recent capital projects;

•	a decrease in gains on sales of non-depreciable real estate;

•	a net unfavorable change in allocations to minority interests of earnings and losses in our consolidated real estate partnerships; and

•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings and acquisitions.
The effects of these items on our operating results were partially offset by:
•	an increase in net operating income from property operations, which is attributable to improved operating results of same store properties and the addition of net operating income from acquired properties;

•	an increase in interest income resulting primarily from loans collateralized by properties in West Harlem in New York City; and

•	recognition of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.

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
     The following table summarizes the overall performance of our consolidated properties for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental and other property revenues	$421,864	$392,499	$832,363	$776,894
Property operating expenses	192,681	173,506	385,924	353,571

Net operating income	$229,183	$218,993	$446,439	$423,323

     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, net operating income for our consolidated property operations increased by $10.2 million, or 4.7%. This increase was primarily attributable to a $7.4 million increase in consolidated same store net operating income, which is discussed further below under “Consolidated Conventional Same Store Property Operating Results.” The operations of properties acquired resulted in increases in net operating income of $4.1 million and affordable properties and properties undergoing redevelopment each contributed increases in net operating income of $0.8 million. These increases were partially offset by a $3.6 million increase in net casualty losses.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, net operating income for our consolidated property operations increased by $23.1 million, or 5.5%. This increase was primarily attributable to a $16.6 million increase in consolidated same store net operating income, which is discussed further below under “Consolidated Conventional Same Store Property Operating Results.” The operations of properties acquired resulted in increases in net operating income of $8.0 million and affordable properties and properties undergoing redevelopment contributed increases in net operating income of $2.5 million and $2.8 million, respectively. These increases were partially offset by a $6.8 million increase in net casualty losses.

Consolidated Conventional Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The rental property operations of our consolidated same store properties are as follows for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Consolidated same store revenues	$300,949	$284,833	$583,743	$554,660
Consolidated same store property operating expenses	126,437	117,685	246,123	233,653

Consolidated same store net operating income	$174,512	$167,148	$337,620	$321,007

Consolidated Same Store Measures:
Properties	375	375	373	373
Apartment units	111,213	111,213	110,538	110,538
Average physical occupancy	94.7%	94.4%	94.6%	94.6%
Average rent/unit/month	$864	$830	$862	$824
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, consolidated same store net operating income increased by $7.4 million, or 4.4%. Revenues increased by $16.1 million, or 5.7%, primarily due to higher average rent (up $34 per unit) and higher utility reimbursements. Property operating expenses increased by $8.8 million, or 7.4%, primarily due to increases in utilities, personnel, marketing and administrative expenses.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, consolidated same store net operating income increased by $16.6 million, or 5.2%. Revenues increased by $29.1 million, or 5.2%, primarily due to higher average rent (up $38 per unit), higher utility reimbursements and higher miscellaneous income. Expenses increased by $12.5 million, or 5.3%, primarily due to increases in utilities, personnel, and contract services expenses.
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

     The following table summarizes the operating results of our transactional and asset management activities for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Activity fees and asset management revenues	$15,178	$12,133	$26,808	$21,673
Activity and asset management expenses	6,076	4,946	11,351	9,134

Net operating income from activity fees and asset management	$9,102	$7,187	$15,457	$12,539

     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, net operating income from activity fees and asset management increased by $1.9 million, or 26.6%. This increase is primarily attributable to a $3.6 million increase in revenues from tax credit arrangements and a $1.4 million increase in promote income and fees earned in connection with property dispositions. These increases were partially offset by a decrease in other transaction fee income of $1.7 million. Expenses associated with these activities increased by $1.1 million.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, net operating income from activity fees and asset management increased by $2.9 million, or 23.3%. This increase is primarily attributable to a $5.6 million increase in revenues from tax credit arrangements and increases totaling $1.0 million in promote income, disposition fees and previously deferred asset management fees realized in connection with property dispositions. These increases were partially offset by a decrease in other transaction fee income of $1.4 million. Expenses associated with these activities increased by $2.2 million.
Depreciation and Amortization
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, depreciation and amortization increased $9.5 million, or 8.5%. This increase reflects depreciation of $2.1 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. Depreciation also increased by $7.4 million as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or to zero in connection with a planned demolition (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, depreciation and amortization increased $24.7 million, or 11.3%. This increase reflects depreciation of $7.4 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. Depreciation also increased by $15.5 million as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or to zero in connection with a planned demolition (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1) and by $1.8 million as a result of the write-off of certain capitalized software costs (see Note 9 to the consolidated financial statements in Item 1).
General and Administrative Expenses
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, general and administrative expenses increased $1.4 million, or 6.0%. This increase was principally due to higher compensation related expenses, including higher accrued bonus compensation reflecting improved performance in relation to established targets. The increase was partially offset by a $0.9 million decrease in fees for certain professional services.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, general and administrative expenses increased $2.4 million, or 5.5%. This increase was principally due to higher compensation related expenses, including higher accrued bonus compensation reflecting improved performance in relation to established targets. The increase was partially offset by a $1.1 million decrease in fees for certain professional services.
Other Expenses (Income), Net
     Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, other expenses (income), net changed favorably by $5.9 million. The net favorable change reflects a $2.5 million increase in income tax benefits related to losses of our taxable subsidiaries and a $1.5 million net reduction of partnership and asset management expenses.

Other expenses (income), net for the three months ended June 30, 2007, also includes income of $1.3 million related to the transfer of certain property rights to an unrelated third party.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, other expenses (income), net changed favorably by $4.3 million. The net favorable change reflects a $5.0 million increase in income tax benefits related to losses of our taxable subsidiaries, a $3.2 million net reduction of partnership and asset management expenses and a $1.7 million charge for one-time benefits to certain employees terminated in 2006 that did not recur in 2007. Other expenses (income), net for the six months ended June 30, 2007, also includes $1.8 million related to the transfer of certain property rights to an unrelated third party. These favorable changes were partially offset by unfavorable changes related to the settlement of certain litigation matters, including a $3.8 million loss during the six months ended June 30, 2007 and $2.9 million of net gains during the six months ended June 30, 2006.
Interest Income
     Interest income consists primarily of interest on notes receivable from non-affiliates and unconsolidated real estate partnerships, and interest earned on restricted and unrestricted cash balances.
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, interest income increased $3.8 million, or 70.0%. This increase reflects $1.7 million in 2007 related to loans collateralized by properties in West Harlem in New York City, which were funded in November 2006. Accretion of loan discounts in connection with property sales and an increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction also contributed to the increased interest income.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, interest income increased $6.4 million, or 52.1%. This increase reflects $4.8 million in 2007 related to loans collateralized by properties in West Harlem in New York City, which were funded in November 2006, including accretion of loan discounts in connection with the prepayment of principal on such loans. An increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction also contributed to the increased interest income.
Interest Expense
     For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, interest expense which includes the amortization of deferred financing costs, increased $6.7 million, or 6.8%. Interest on property debt increased $8.3 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by a $0.4 million reduction due to lower weighted average rates. Corporate interest increased by $2.1 million as a result of a higher average balance in 2007. These increases were partially offset by a $1.6 million increase in capitalized interest related to higher levels of redevelopment and entitlement activities and a $1.4 million adjustment to amortization of deferred financing costs.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, interest expense, increased $15.6 million, or 8.1%. Interest on property debt increased $19.3 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by a $0.4 million reduction due to lower weighted average rates. Corporate interest increased by $1.4 million as a result of a higher average balance in 2007. These increases were partially offset by a $1.9 million increase in capitalized interest related to higher levels of redevelopment and entitlement activities and a $1.4 million adjustment to amortization of deferred financing costs.
Gain on Dispositions of Unconsolidated Real Estate and Other
     Gain on dispositions of unconsolidated real estate and other includes our share of gain related to dispositions of real estate by unconsolidated real estate partnerships, gain on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. For the six months ended June 30, 2007, gain on dispositions of unconsolidated real estate and other also includes gains on extinguishment of debt.

     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, gain on dispositions of unconsolidated real estate and other increased $10.3 million. The increase is primarily attributed to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership (see Note 8 to the consolidated financial statements in Item 1). This increase was partially offset by $5.7 million in gains on sale of land and other non-depreciable assets in 2006.
Minority Interest in Consolidated Real Estate Partnerships
     Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. However, we generally do not recognize a benefit for the minority interest share of partnership losses, which are typically attributable to real estate depreciation, for partnerships that have deficits in partners’ capital.
     For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, the net unfavorable effect of minority interests increased $12.8 million. This change is primarily attributable to the effects of a revision in our accounting treatment for tax credit arrangements effective in the third quarter of 2006, pursuant to which we now consider our tax credit partnerships to be wholly owned subsidiaries. For the six months ended June 30, 2006, minority interest in consolidated real estate partnerships included a $10.5 million benefit for the minority partners’ share of losses of tax credit partnerships. No comparable minority interest benefit was recognized for the six months ended June 30, 2007, under our revised accounting treatment. An increase in the minority partners’ share of income of other consolidated real estate partnerships also contributed to the total unfavorable change.
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
     For the three months ended June 30, 2007 and 2006, income from discontinued operations, net totaled $21.0 million and $39.3 million, respectively, which includes income from operations after interest income, interest expense and minority interest of $0.9 million in 2007 and a loss of $0.8 million in 2006. For the six months ended June 30, 2007 and 2006, income from discontinued operations, net totaled $53.9 million and $116.9 million, respectively, which includes income from operations after interest income, interest expense, gain on extinguishment of debt and minority interest of $22.6 million in 2007 and a loss of $1.6 million in 2006. For the six months ended June 30, 2007, income from discontinued operations also included a $22.9 million gain on debt extinguishment related to eight properties that were sold during the six months ended June 30, 2007 (see Note 8 to the consolidated financial statements in Item 1). For 2007, income from discontinued operations included the operating results of 41 properties that were sold or classified as held for sale during 2007. For 2006, income from discontinued operations included the operating results of 118 properties and the South Tower of the Flamingo South Beach property that were sold or classified as held for sale in 2006 or 2007. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from period to period.
     During the three months ended June 30, 2007, we sold 28 properties, resulting in a net gain on sale of approximately $21.7 million, net of $2.6 million of related income taxes. Additionally, in 2007 we recognized a $0.1 million recovery of previously recognized impairment losses on assets sold or held for sale and a $0.6 million recovery of deficit distributions to minority partners. During the three months ended June 30, 2006, we sold 19 properties, resulting in a net gain on sale of approximately $42.1 million, net of $1.0 million of related income taxes. Additionally, in 2006 we recognized a $0.2 million recovery of previously recognized impairment losses on assets sold or held for sale and a $1.9 million recovery of deficit distributions to minority partners.

     During the six months ended June 30, 2007, we sold 40 properties, resulting in a net gain on sale of approximately $37.1 million, net of $2.8 million of related income taxes. Additionally, in 2007 we recognized $0.8 million of impairment losses on assets sold or held for sale and a $0.4 million recovery of deficit distributions to minority partners. During the six months ended June 30, 2006, we sold 38 properties and the South Tower, resulting in a net gain on sale of approximately $114.8 million, net of $28.0 million of related taxes. Additionally, we recognized a $16.1 million recovery of deficit distributions to minority partners during the six months ended June 30, 2006.
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
Business Segment Operating Results
     We have two reportable segments: real estate (owning and operating apartments) and asset management and transactions (providing asset management, investment and transaction services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of our property management services from the asset management and transactions segment to the real estate segment. In addition, the asset management and transactions segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment. See Note 7 to the consolidated financial statements in Item 1 for additional information about our business segments.
Real Estate Segment
     Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. Net operating income from our rental property operations is the primary component of real estate segment net operating income. Our real estate segment operating results also include income from property management services performed for unconsolidated partnerships, and reflects adjustments for minority interests in consolidated real estate partnerships and our share of unconsolidated real estate operations.
     For the three months ended June 30, 2007, net operating income of our real estate segment was $201.2 million, compared to $187.5 million for the three months ended June 30, 2006, representing an increase of $13.7 million, or 7.3%. This increase is primarily attributable to a $10.2 million increase in the net operating income of our consolidated property operations, as discussed above under “Rental Property Operations.”
     For the six months ended June 30, 2007, net operating income of our real estate segment was $388.5 million, compared to $362.5 million for the six months ended June 30, 2006, representing an increase of $26.0 million, or 7.2%. This increase is primarily attributable to a $23.1 million increase in the net operating income of our consolidated property operations, as discussed above under “Rental Property Operations.”
Asset Management and Transaction Segment
     Our asset management and transaction segment generates income from fees associated with real estate transactions, such as dispositions, refinancings, tax credit syndications and redevelopments, and from asset management fees associated with the financial management of partnerships. The income of this segment also includes gains on dispositions of non-depreciable assets, accretion of loan discounts resulting from transactional activities and certain other income. The expenses of this segment consist primarily of the costs of departments that perform transactional activities and asset management services.
     For the three months ended June 30, 2007, net operating income of our asset management and transactions segment was $11.6 million, compared to $7.8 million for the three months ended June 30, 2006, representing an increase of $3.8 million, or 49.4%. This increase is primarily attributable to a $1.9 million increase in net operating income from activity fees and asset management (see “Activity Fees and Asset Management” above), a $0.9 million increase in accretion income, and $1.3 million in 2007 related to the transfer of certain property rights.
     For the six months ended June 30, 2007, net operating income of our asset management and transactions segment was $20.3 million, compared to $19.0 million for the six months ended June 30, 2006, representing an increase of $1.3 million, or 6.8%. This increase reflects a $2.9 million increase in net operating income from activity fees and asset management (see “Activity Fees and Asset Management” above), a $2.5 million increase in accretion income, and $1.8 million in 2007 related to the transfer of certain property rights. These increases were partially offset by the effects of $6.4 million in gains on disposition of non-depreciable assets in 2006 that did not recur in 2007.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three or six months ended June 30, 2007 or 2006.
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
     We recorded provisions for impairment losses on notes receivable of $0.7 million and $2.3 million for the three and six months ended June 30, 2007, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2006, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
     For the three months ended June 30, 2007 and 2006, for continuing and discontinued operations, we capitalized $7.4 million and $5.8 million of interest costs, respectively, and $19.2 million and $16.7 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2007 and 2006, for continuing and discontinued operations, we capitalized $13.9 million and $12.0 million of interest costs, respectively, and $39.1 million and $32.1 million of site payroll and indirect costs, respectively.
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
     For the three and six months ended June 30, 2007 and 2006, our FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income attributable to common stockholders (1)	$2,983	$16,058	$11,843	$76,074
Adjustments:
Depreciation and amortization (2)	121,807	112,272	244,195	219,461
Depreciation and amortization related to non-real estate assets	(4,866)	(7,682)	(11,480)	(15,765)
Depreciation of rental property related to minority partners’ interest and unconsolidated entities(3) (4)	(4,434)	(9,552)	(18,049)	(23,043)
Gain on dispositions of unconsolidated real estate and other	(639)	(1,059)	(21,061)	(10,757)
Gain on dispositions of non-depreciable assets and other	—	671	19,373	6,371
Deficit distributions to minority partners, net (5)	2,028	3,935	3,221	6,011
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(24,273)	(43,112)	(39,906)	(142,822)
Depreciation of rental property, net of minority partners’ interest (3) (4)	1,152	6,724	(13,829)	16,608
Recovery of deficit distributions to minority partners, net (5)	(555)	(1,896)	(418)	(16,145)
Income tax arising from disposals	2,597	1,044	2,761	27,986
Minority interest in Aimco Operating Partnership’s share of above adjustments	(8,525)	(6,055)	(15,259)	(6,699)
Preferred stock dividends	16,346	19,034	32,694	40,514
Redemption related preferred stock issuance costs	—	—	—	2,574

Funds From Operations	$103,621	$90,382	$194,085	$180,368
Preferred stock dividends	(16,346)	(19,034)	(32,694)	(40,514)
Redemption related preferred stock issuance costs	—	—	—	(2,574)
Dividends/distributions on dilutive preferred securities	58	61	58	123

Funds From Operations attributable to common stockholders – diluted	$87,333	$71,409	$161,449	$137,403

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents (6)	99,128	97,475	99,572	97,007
Dilutive preferred securities	72	91	36	93

Total	99,200	97,566	99,608	97,100

Notes:

(1)	Represents the numerator for earnings per common share (see Note 6 to the consolidated financial statements in Item 1).

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest” means minority interest in our consolidated real estate partnerships.

(4)	Adjustments related to minority partners’ share of depreciation of rental property for the six months ended June 30, 2007 include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 8 to the consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the six months ended June 30, 2007 was an increase of $9.3 million ($8.4 million after Minority Interest in Aimco Operating Partnership).

(5)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(6)	Represents the denominator for earnings per common share – diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.
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
     Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of and investments in properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
     At June 30, 2007, we had $258.0 million in cash and cash equivalents, an increase of $28.2 million from December 31, 2006. As discussed in Note 8 to the consolidated financial statements in Item 1, at June 30, 2007, cash and cash equivalents included approximately $46.6 million in undistributed proceeds from the VMS partnership’s sale of its properties, of which $41.9 million is expected to be distributed to unrelated limited partners in VMS during the second half of 2007. At June 30, 2007, we had $333.0 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by unconsolidated partnerships. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows.
Operating Activities
     For the six months ended June 30, 2007, our net cash provided by operating activities of $203.3 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $61.6 million compared with the six months ended June 30, 2006, primarily reflecting unfavorable changes in restricted cash and accrued liabilities during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
Investing Activities
     For the six months ended June 30, 2007, net cash used in our investing activities of $187.0 million consisted primarily of capital expenditures and acquisitions of real estate, partially offset by proceeds from disposition of real estate.

     Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2007, we sold 40 consolidated properties. These properties were sold for an aggregate sales price of $282.1 million and generated proceeds totaling $259.6 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay borrowings under our revolving credit facility and for other corporate purposes.
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
     CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CI excludes capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent costs incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the six months ended June 30, 2007, we spent a total of $44.7 million, $42.8 million, $8.4 million, $128.8 million and $12.6 million on CR, CI, casualties, redevelopment and entitlement, respectively.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the six months ended June 30, 2007, on a per unit and total dollar basis. Per unit numbers are based on approximately 132,088 average units in the quarter including 114,057 conventional and 18,031 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Our Share of
	Expenditures	Cost Per Unit
Capital Replacements Detail:
Building and grounds	$18,206	$138
Turnover related	20,971	159
Capitalized site payroll and indirect costs and other	5,476	41

Our share of Capital Replacements	$44,653	$338

Capital Replacements:
Conventional	$41,554	$364
Affordable	3,099	172

Our share of Capital Replacements	44,653	$338

Capital Improvements:
Conventional	38,634	$339
Affordable	4,180	232

Our share of Capital Improvements	42,814	$324

Casualties:
Conventional	6,820
Affordable	1,590

Our share of casualties	8,410

Redevelopment:
Active Conventional	105,389
Active tax credit projects	10,637
Pre-construction and other activities	12,753

Our share of redevelopment	128,779

Entitlements	12,560

Our share of total capital expenditures	237,216
Plus minority partners’ share of consolidated spending	31,680
Less our share of unconsolidated spending	(288)

Capital expenditures per consolidated statement of cash flows	$268,608

     Our share of capitalized site payroll and indirect costs related to CI, casualties, redevelopment and entitlements totaled approximately $33.1 million for the six months ended June 30, 2007.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.
Financing Activities
     For the six months ended June 30, 2007, net cash provided by financing activities of $11.8 million primarily related to net proceeds from property loans and proceeds from stock option exercises, offset by repurchases of Common Stock, the payment of dividends to common and preferred stockholders and payment of distributions to minority interests.

     Mortgage Debt
     At June 30, 2007, we had $6.6 billion in consolidated mortgage debt outstanding (including amounts classified as liabilities related to assets held for sale) as compared to $6.3 billion outstanding at December 31, 2006. During the six months ended June 30, 2007, we refinanced or closed mortgage loans on 61 consolidated properties, generating $873.7 million of proceeds from borrowings with a weighted average interest rate of 5.91%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to minority interests, was $357.0 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
     Revolving Credit Facility and Term Loans
     We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of a $400.0 million term loan and $450.0 million of revolving loan commitments. The term loan matures on March 22, 2011, and the revolving loan commitments mature on May 1, 2009. At June 30, 2007, the term loan had an outstanding principal balance of $400.0 million and an interest rate of 6.86%. At June 30, 2007, the revolving loans had an outstanding principal balance of $154.0 million and a weighted average interest rate of 6.70% (based on various LIBOR borrowings outstanding with various maturities and rates). The amount available under the revolving credit facility at June 30, 2007, was $256.2 million (after giving effect to $39.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Equity Transactions
     Under our shelf registration statement, we had available for issuance approximately $877 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500 million of debt securities as of June 30, 2007.
     Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the six months ended June 30, 2007, we repurchased approximately 2.24 million shares of Common Stock for cash totaling $126.3 million. We also paid cash totaling $10.3 million in January 2007 to settle repurchases of Common Stock in December 2006. In April 2005, our Board of Directors authorized us to repurchase up to a total of eight million shares of Common Stock, and on July 31, 2007, our Board of Directors increased that authorization by an additional ten million shares. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
     During the six months ended June 30, 2007, we issued approximately 1.39 million shares of Common Stock and received proceeds of $53.2 million in connection with the exercise of stock options.
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
     Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We use predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes. From time to time, we are required by mortgage lenders to use interest rate caps or swaps to limit our exposure to market interest rate risk. Additionally, we utilize total rate-of-return swaps on a limited basis to effectively convert certain of our tax-exempt fixed rate debt to variable rate debt.
     See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of interest rate sensitivity. As of June 30, 2007, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Unregistered Sales of Equity Securities. From time to time during the three months ended June 30, 2007, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended June 30, 2007, approximately 19,000 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     (c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2007:

				Maximum Number
			Total Number of	of Shares that
		Average	Shares Purchased	May Yet Be
	Total	Price	as Part of Publicly	Purchased Under the
	Number	Paid	Announced Plans	Plans or Programs
Period	of Shares Purchased	per Share	or Programs	(1)
April 1 – April 30, 2007	0	N/A	0	3,932,780
May 1 – May 31, 2007	0	N/A	0	3,932,780
June 1 – June 30, 2007	477,300	$52.36	477,300	3,455,480

Total	477,300	$52.36	477,300

(1)	Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. In April 2005, our Board of Directors authorized us to repurchase up to a total of eight million shares of our Common Stock, and on July 31, 2007, our Board of Directors increased that authorization by an additional ten million shares. We are currently authorized to repurchase 13.46 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
     Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on April 30, 2007. At the meeting, the stockholders elected the following eight directors by the votes indicated below:

	Votes For	Votes Withheld
Terry Considine	81,580,987	1,388,358
James N. Bailey	81,659,930	1,309,415
Richard S. Ellwood	81,143,477	1,825,868
Thomas L. Keltner	81,688,346	1,280,999
J. Landis Martin	81,156,522	1,812,823
Robert A. Miller	81,688,027	1,281,318
Thomas L. Rhodes	81,125,813	1,843,532
Michael A. Stein	81,685,292	1,284,053
     There were no abstentions or broker non-votes.
     At the meeting, the stockholders approved the following proposals by the votes indicated below:
1.	Proposal to ratify the selection of Ernst & Young LLP, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstentions	Broker Non-Votes
80,910,360	1,574,806	484,179	—
2.	Proposal to approve the Aimco 2007 Stock Award and Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
65,787,256	8,989,403	527,254	7,665,432
3.	Proposal to approve the Aimco 2007 Employee Stock Purchase Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
74,535,735	259,997	508,181	7,665,432
ITEM 5. Other Information
Amendments of Bylaws
     On July 31, 2007, our Board of Directors adopted amended and restated Bylaws. The amendments are as follows:
Annual Meeting Date
The Board amended Article I, Section 1.01 of the Bylaws to set the annual meeting of stockholders on the last Monday of April each year or such other time or day falling within 15 days before or after such date.
Adjournments
The Board amended Article I, Section 1.07 of the Bylaws to give the power of adjournment to the chairman of the meeting.
Advance Notice Provision
The Board amended Article I of the Bylaws by adding Sections 1.10, 1.11 and 1.12. Pursuant to this amendment, if a stockholder wishes to present either (1) a proposal relating to director nominations or (2) a proposal relating to a matter other than director nominations, other than pursuant to Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, the stockholder must comply with the procedures contained in the applicable section. These procedures include timely notice to Aimco’s Secretary of such proposal and specific requirements as to the content of the proposal.

For a notice to be timely, any such proposal must be delivered to Aimco’s Secretary not earlier than the close of business on the 120th day, and not later than the close of business on the 90th day, prior to the anniversary date of the most recent annual meeting of stockholders. If the date of the annual meeting of stockholders is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the preceding year’s annual meeting, then the notice must be delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made. The amended Bylaws include a similar provision for special meetings at which directors are elected.
A nomination for a director must be in writing and must:
(1)	Set forth, as to each person being nominated, all of the information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder.

(2)	Set forth, as to the stockholder giving the notice:
a.	the name and address of the stockholder as they appear on Aimco’s records and the beneficial owner, if any, on whose behalf the nomination is made

b.	the class or series and number of shares of Aimco’s capital stock owned beneficially or of record by such stockholder and such beneficial owner

c.	a description of all arrangements or understandings between such stockholder and each proposed nominee

d.	a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate such persons named in the notice and

e.	any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.
(3)	Include a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.
Similar requirements apply to proposals relating to matters other than the nomination of directors.
Stockholder Proposals for the 2008 Annual Stockholders’ Meeting
The amended and restated Bylaws change the notice provisions for proposals by stockholders concerning business to be transacted at future Aimco stockholder meetings.
Proposals of stockholders intended to be presented at Aimco’s Annual Meeting of Stockholders to be held in 2008 must be received by Aimco, marked to the attention of the Secretary, no later than November 28, 2007, to be included in Aimco’s Proxy Statement and form of proxy for that meeting. Proposals must comply with the requirements as to form and substance established by the SEC for proposals in order to be included in the proxy statement.
Proposals of stockholders submitted to Aimco for consideration at Aimco’s Annual Meeting of Stockholders to be held in 2008 outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholder’s proposal in Aimco’s proxy materials) will be considered untimely if received by the Company before January 1, 2008, or after January 31, 2008.
Director Resignations
The Board amended Article II, Section 2.12 to provide that a resignation from the Board may be conditioned to be effective on some future date, the occurrence of some future event or the acceptance of such resignation by certain designated parties.
Vice Chairman
The Board amended Article IV, Section 4.03 to clarify that the position of Vice Chairman of the Board is not a required position. The Board currently has a Chairman of the Board and a Lead Independent Director.

Uncertificated Shares
The Board amended Article VI, Section 6.01 to clarify that the Board can authorize uncertificated shares.
Notice and Consents by Electronic Transmission, Meetings by Remote Communication, Householding of Notices
The Board amended various Sections within Articles I, II and III to provide for the giving of notices and consents by electronic transmission, holding meetings by remote communication, and householding of notices to stockholders.
Indemnification and Insurance
The Board clarified Article VIII with respect to indemnification and insurance for directors, officers and other parties.
Other Changes
Other non-material changes were made to the Bylaws for purposes of improving clarity or consistency.
The foregoing descriptions of the Bylaws are qualified in their entirety by reference to Aimco’s Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Form 10-Q and are hereby incorporated by reference.
ITEM 6. Exhibits
     The following exhibits are filed with this report:

EXHIBIT NO.
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

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
Scott W. Fordham
Senior Vice President and Chief Accounting Officer

Date: August 3, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Amended and restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments