Form 10-Q
period 2007-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2007-11-05
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

The number of shares of Class A Common Stock outstanding as of October 31, 2007: 95,581,993

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Land	$2,452,584	$2,372,561
Buildings and improvements	9,732,036	9,189,793

Total real estate	12,184,620	11,562,354
Less accumulated depreciation	(2,957,001)	(2,732,510)

Net real estate	9,227,619	8,829,844
Cash and cash equivalents	337,494	229,824
Restricted cash	306,450	346,418
Accounts receivable, net	77,004	85,772
Accounts receivable from affiliates, net	31,639	20,763
Deferred financing costs	77,808	71,381
Notes receivable from unconsolidated real estate partnerships, net	46,396	40,641
Notes receivable from non-affiliates, net	141,148	139,352
Investment in unconsolidated real estate partnerships	30,721	39,000
Other assets	208,265	202,760
Deferred income tax asset, net	12,583	—
Assets held for sale	21,883	284,020

Total assets	$10,519,010	$10,289,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$948,562	$926,952
Property loans payable	5,807,743	5,147,845
Term loans	475,000	400,000
Credit facility	75,000	140,000
Other borrowings	65,003	67,660

Total indebtedness	7,371,308	6,682,457
Accounts payable	57,572	54,972
Accrued liabilities and other	434,618	409,991
Deferred income	154,293	142,352
Security deposits	48,860	42,842
Deferred income tax liability, net	—	4,379
Liabilities related to assets held for sale	12,373	215,294

Total liabilities	8,079,024	7,552,287

Minority interest in consolidated real estate partnerships	256,152	212,149
Minority interest in Aimco Operating Partnership	146,843	185,447

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, perpetual	723,500	723,500
Preferred stock, convertible	—	100,000
Class A Common Stock, $0.01 par value, 426,157,976 shares authorized, 95,588,270 and 96,820,252 shares issued and outstanding, at September 30, 2007 and December 31, 2006, respectively	956	968
Additional paid-in capital	3,018,466	3,095,430
Notes due on common stock purchases	(5,217)	(4,714)
Distributions in excess of earnings	(1,700,714)	(1,575,292)

Total stockholders’ equity	2,036,991	2,339,892

Total liabilities and stockholders’ equity	$10,519,010	$10,289,775

See notes to unaudited consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Rental and other property revenues	$416,633	$392,607	$1,234,632	$1,157,627
Property management revenues, primarily from affiliates	1,824	2,599	5,192	9,221
Activity fees and asset management revenues	12,747	10,638	39,554	32,311

Total revenues	431,204	405,844	1,279,378	1,199,159

OPERATING EXPENSES:
Property operating expenses	198,674	178,517	576,215	525,483
Property management expenses	1,190	1,022	4,753	3,727
Activity and asset management expenses	6,399	2,575	17,757	11,522
Depreciation and amortization	128,547	117,927	370,376	334,898
General and administrative expenses	20,220	23,292	65,321	66,747
Other expenses (income), net	(5,490)	294	(7,007)	2,965

Total operating expenses	349,540	323,627	1,027,415	945,342

Operating income	81,664	82,217	251,963	253,817

Interest income	9,930	7,379	28,660	19,685
Recoveries of (provision for) losses on notes receivable, net	153	46	(2,124)	(718)
Interest expense	(106,654)	(100,193)	(313,746)	(292,210)
Deficit distributions to minority partners, net	(11,958)	(13,965)	(15,133)	(19,944)
Equity in earnings (losses) of unconsolidated real estate partnerships	348	(169)	(1,710)	(2,606)
Recoveries of (provision for) real estate impairment losses, net	—	(158)	—	813
Gain on dispositions of unconsolidated real estate and other	5,841	8,759	26,902	19,515

Loss before minority interests and discontinued operations	(20,676)	(16,084)	(25,188)	(21,648)

Minority interests:
Minority interest in consolidated real estate partnerships	1,195	(24,426)	(4,842)	(17,514)
Minority interest in Aimco Operating Partnership, preferred	(1,782)	(1,785)	(5,346)	(5,368)
Minority interest in Aimco Operating Partnership, common	3,459	6,336	8,064	10,507

Total minority interests:	2,872	(19,875)	(2,124)	(12,375)

Loss from continuing operations	(17,804)	(35,959)	(27,312)	(34,023)
Income from discontinued operations, net	15,463	11,084	69,504	128,310

Net (loss) income	(2,341)	(24,875)	42,192	94,287

Net income attributable to preferred stockholders	19,020	21,656	51,715	64,744

Net (loss) income attributable to common stockholders	$(21,361)	$(46,531)	$(9,523)	$29,543

Earnings (loss) per common share — basic:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.39)	$(0.60)	$(0.83)	$(1.03)
Income from discontinued operations	0.17	0.12	0.73	1.34

Net (loss) income attributable to common unitholders	$(0.22)	$(0.48)	$(0.10)	$0.31

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.39)	$(0.60)	$(0.83)	$(1.03)
Income from discontinued operations	0.17	0.12	0.73	1.34

Net (loss) income attributable to common stockholders	$(0.22)	$(0.48)	$(0.10)	$0.31

Weighted average common shares outstanding	95,017	96,061	95,654	95,772

Weighted average common shares and equivalents outstanding	95,017	96,061	95,654	95,772

Dividends declared per common share	$0.60	$0.60	$1.20	$1.20

See notes to unaudited consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,192	$94,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,376	$334,898
Other adjustments to reconcile net income	(15,511)	43,053
Net changes in operating assets and operating liabilities, net of effects from acquisitions	3,677	48,025
Adjustments to income from discontinued operations	(68,238)	(128,484)

Net cash provided by operating activities	332,496	391,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(198,998)	(63,240)
Capital expenditures	(456,377)	(366,887)
Proceeds from dispositions of real estate	356,943	639,924
Cash recognized upon initial consolidations of properties	—	22,432
Purchases of general and limited partnership interests and other assets; net of cash acquired	(31,487)	(12,516)
Loans advanced to unconsolidated real estate partnerships	(9,774)	(8,062)
Proceeds from repayment of loans advanced to unconsolidated real esate partnerships	14,418	6,074
Change in funds held in escrow from tax-free exchanges	25,957	393
Other investing activities	10,176	(8,479)

Net cash (used in) provided by investing activities	(289,142)	209,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	1,315,111	882,854
Principal repayments on property loans	(823,639)	(798,008)
Proceeds from tax-exempt bonds	82,350	—
Principal repayments on tax-exempt bond financing	(68,443)	(33,541)
Borrowings under term loans	75,000	—
Repayments on revolving loan commitments	(65,000)	(62,000)
Proceeds from issuance of preferred stock; net of issuance costs	—	97,517
Redemption of preferred stock	—	(286,750)
Repurchase of Class A common stock	(185,708)	(100,000)
Proceeds from Class A common stock option exercises	53,717	62,288
Principal payments received on notes due on Class A stock purchases	1,637	21,529
Payment of Class A common stock dividends	(173,603)	(173,532)
Payment of preferred stock dividends	(49,109)	(58,261)
Distributions of minority interests	(87,530)	(107,533)
Other financing activities	(10,467)	(25,428)

Net cash provided by (used in) financing activities	64,316	(580,865)

NET INCREASE IN CASH AND CASH EQUIVALENTS	107,670	20,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,824	161,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,494	$182,283

See notes to unaudited consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2007
(Unaudited)
Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of September 30, 2007, we owned or managed a real estate portfolio of 1,194 apartment properties containing 206,217 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2007, we were the largest owner and operator of apartment properties in the United States.
As of September 30, 2007, we:
•	owned an equity interest in and consolidated 154,358 units in 662 properties (which we refer to as “consolidated”), of which 153,640 units were also managed by us;

•	owned an equity interest in and did not consolidate 11,526 units in 99 properties (which we refer to as “unconsolidated”), of which 5,465 units were also managed by us; and

•
provided services or managed, for third-party owners, 40,333 units in 433 properties, primarily pursuant to long-term agreements (including 36,865 units in 394 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership or the OP. As of September 30, 2007, we held approximately a 91% interest in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of execution of the purchase contract. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At September 30, 2007, 95,588,270 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 9,697,029 common OP Units and equivalents outstanding for a combined total of 105,285,299 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
Note 2 — Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States of America or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for minority interest in the Aimco Operating Partnership, decreased net income by $10.3 million and $11.4 million, and resulted in a decrease in basic and diluted earnings per share of $0.11 and $0.12, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, these depreciation adjustments decreased net income by $31.2 million and $20.1 million, and resulted in a decrease in basic and diluted earnings per share of $0.33 and $0.21, respectively.
During the three months ended March 31, 2007, we evaluated the recoverability of our $6.3 million equity investment in a group purchasing organization and a related $3.4 million note receivable. We initiated our evaluation as a result of information concerning its relationships with significant vendors. Based on our evaluation, we recorded impairments of $2.5 million in equity in earnings (losses) of unconsolidated real estate partnerships and $1.4 million in recoveries of (provision for) losses on notes receivable, net to adjust the carrying amounts of our equity investment and note receivable, respectively, to their estimated fair values.
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
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in the accompanying balance sheet as “Minority interest in Aimco Operating Partnership.” Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties other than the OP are reflected in the accompanying balance sheet as “Minority interest in consolidated real estate partnerships.” The assets of consolidated real estate partnerships owned or controlled by us generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member in a limited liability company.
Tax Credit Arrangements
We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code and for the U.S. Department of Housing and Urban Development, or HUD, subsidized rents under HUD’s Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors, which we refer to as tax credit investors or investors, and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services to the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.

In connection with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, as of March 31, 2004, we determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. During the period April 1, 2004 through June 30, 2006, we accounted for these partnerships as consolidated subsidiaries with a noncontrolling interest (minority interest) of at least 99 percent. Accordingly, we allocated to the minority interest substantially all of the income or losses of the partnerships, including the effect of fees that we charged to the partnerships. In the third quarter of 2006, in consultation with our independent registered public accounting firm, we determined that we were required to revise our accounting treatment for tax credit transactions to comply with the requirements of FIN 46. We also determined that our accounting treatment did not fully reflect the economic substance of the arrangements wherein we possess substantially all of the economic interests in the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we concluded that these partnerships are most appropriately accounted for by us as wholly-owned subsidiaries. We also concluded that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We have concluded that these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.
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
We applied the revised accounting treatment described above effective July 1, 2006. We also recognized the cumulative effect of retroactive application of this revised accounting treatment in our operations for the three months ended September 30, 2006. Adjustments had the following effects on our net income for the three and nine months ended September 30, 2006 (in thousands):

	Increase (Decrease) in Net Income
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Revenues	$(580)	$(1,542)
Operating expenses	4,184	3,054
Minority interest in consolidated real estate partnerships	(19,554)	(9,030)
Minority interest in Aimco Operating Partnership	1,546	734

Net decrease in net income	$(14,404)	$(6,784)

Adoption of FIN 48
In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 as of January 1, 2007. Upon adoption, we recorded a $0.8 million charge to distributions in excess of earnings to reflect our measurement in accordance with FIN 48 of uncertain income tax positions that affect net operating loss carryforwards recognized as deferred tax assets. As of January 1, 2007, our unrecognized tax benefits totaled approximately $3.1 million. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rates in future periods. There were no significant changes in unrecognized tax benefits during the nine months ended September 30, 2007. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our federal income tax returns for the year ended December 31, 2004, and subsequent years and certain of our state income tax returns for the year ended December 31, 2002, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. Our policy is to include interest and penalties related to income taxes in other expenses (income), net.
Note 3 — Real Estate Acquisitions and Dispositions
Real Estate Acquisitions
During the nine months ended September 30, 2007, we completed the acquisition of 15 conventional properties with a total of 1,305 units: nine properties in New York City; two properties in Daytona Beach, Florida; one property in Park Forest, Illinois; one property in Poughkeepsie, New York; one property in Redwood City, California; and one property in North San Diego, California. The aggregate purchase price for these properties, including transaction costs, was approximately $206.8 million including property debt of $62.1 million (of which $16.0 million was assumed). The remainder of the purchase price was funded using cash of $57.5 million and tax-free exchange proceeds of $87.2 million.
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At September 30, 2007, we had three properties with an aggregate of 880 units, classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheet were as follows:

	September 30,	December 31,
	2007	2006

Real estate, net	$21,647	$280,437
Other assets	236	3,583

Assets held for sale	$21,883	$284,020

Property debt	$12,137	$190,296
Other liabilities	236	24,998

Liabilities related to assets held for sale	$12,373	$215,294

During the nine months ended September 30, 2007, we sold 55 properties with an aggregate of 9,226 units for proceeds of $356.9 million. During the year ended December 31, 2006, we sold 77 properties with an aggregate of 17,307 units and closed the sale of a portion of the Flamingo South Beach property, known as the South Tower, with an aggregate of 562 units. Proceeds related to the 2006 sale activity totaled $958.6 million. For the three and nine months ended September 30, 2007 and 2006, discontinued operations includes the results of operations of all of the above properties sold or classified as held for sale through September 30, 2007.

The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental and other property revenues	$5,466	$32,128	$35,564	$120,090
Property operating expenses	(5,365)	(17,371)	(21,432)	(63,088)
Depreciation and amortization	(1,172)	(8,790)	(8,251)	(33,606)
Other (expenses) income, net	(1,053)	354	(2,224)	(2,901)

Operating (loss) income	(2,124)	6,321	3,657	20,495
Interest income	80	257	279	857
Interest expense	(1,082)	(6,452)	(7,183)	(24,935)
Gain on extinguishment of debt	—	—	22,852	—
Minority interest in consolidated real estate partnerships	1,329	1,698	1,663	4,181

(Loss) income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interests in Aimco Operating Partnership	(1,797)	1,824	21,268	598
Gain on dispositions of real estate, net of minority partners’ interest (1)	17,406	10,434	57,312	153,255
Recoveries of (provisions for) real estate impairment losses, net	—	131	(783)	123
Recoveries of deficit distributions to minority partners	36	2,087	409	18,201
Income tax arising from disposals	1,151	(2,211)	(1,610)	(30,197)
Minority interest in Aimco Operating Partnership	(1,333)	(1,181)	(7,092)	(13,670)

Income from discontinued operations	$15,463	$11,084	$69,504	$128,310

(1)
Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $5.1 million and $10.4 million for the three and nine months ended September 30, 2007, respectively, and $10.7 million and $41.0 million for the three and nine months ended September 30, 2006, respectively.

Note 4 — Other Significant Transactions
Transactions Involving VMS National Properties Joint Venture
In January 2007, VMS National Properties Joint Venture, or VMS, a consolidated real estate partnership in which we held a 22% equity interest, refinanced mortgage loans secured by its 15 apartment properties. The existing loans had an aggregate carrying amount of $110.0 million and an aggregate face amount of $152.2 million. The $42.2 million difference between the face amount and carrying amount resulted from a 1997 bankruptcy settlement in which the lender agreed to reduce the principal amount of the loans subject to VMS’s compliance with the terms of the restructured loans. Because the reduction in the loan amount was contingent on future compliance, recognition of the inherent debt extinguishment gain was deferred. Upon refinancing of the loans in January 2007, the existing lender accepted the reduced principal amount in full satisfaction of the loans, and VMS recognized the $42.2 million debt extinguishment gain in earnings.
During the six months ended June 30, 2007, VMS sold eight properties to third parties for an aggregate gain of $22.7 million. Additionally, VMS contributed its seven remaining properties to wholly-owned subsidiaries of Aimco in exchange for consideration totaling $230.1 million, consisting primarily of cash of $21.3 million, common OP Units with a fair value of $9.8 million, the assumption of $168.0 million in mortgage debt, and the assumption of $30.9 million in mortgage participation liabilities. This total consideration included $50.7 million related to our 22% equity interest in VMS. Exclusive of our share, the consideration paid for the seven properties exceeded the carrying amount of the minority interest in such properties by $44.9 million. This excess consideration is reflected in our consolidated balance sheet as an increase in the carrying amount of the seven properties.
The $22.8 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the eight properties sold to third parties is reported in discontinued operations for the nine months ended September 30, 2007. The $19.4 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the seven VMS properties we purchased is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Although 78% of the equity interests in VMS are held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings is limited to the minority interest in the Aimco Operating Partnership. For the nine months ended September 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million ($0.18 per diluted share) and increase net income by $59.0 million ($0.62 per diluted share).

At September 30, 2007, VMS held cash of $46.6 million, consisting primarily of undistributed proceeds from the sale of its 15 properties (including properties sold to us). Substantially all of this cash is expected to be distributed to VMS’s partners, including us, during the fourth quarter of 2007. Our consolidated balance sheet at September 30, 2007 reflects a minority interest liability of $41.9 million for the portion of VMS’s cash balance that is expected to be distributed to unrelated limited partners.
Flamingo South Beach Property
The Flamingo South Beach property consists of three towers. In connection with sale of the South Tower in 2006, the buyer paid to us a $5.0 million non-refundable fee for the option to purchase the 614-unit North Tower between September 1, 2006 and February 28, 2007 and the 513-unit Central Tower between December 1, 2007 and May 31, 2008. Pursuant to the purchase and sale agreement, the buyer paid to us an additional $1.0 million non-refundable fee to extend the option period for the buyer’s purchase of the North Tower from February 28, 2007 to October 31, 2007. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, or SFAS 66, we deferred the recognition of the non-refundable fees. In September 2007, the buyer terminated its rights under the option agreement. We have no further obligation under the option agreement and accordingly, recognized income of $6.0 million, or $5.5 million, net of tax, during the three months ended September 30, 2007, which is presented in gain on dispositions of unconsolidated real estate and other in the accompanying statement of operations.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement.
During the three months ended September 30, 2007, we amended various terms in our Credit Agreement which included (i) an increase in aggregate commitments; (ii) a modification of the capitalization rate used in the calculation of certain financial covenants; (iii) a modification to permit proceeds of loans under the Credit Agreement to be used to repurchase equity interests of the borrowers, including our Common Stock, and provide that the purchase of such equity interests is not restricted as long as no default or event of default under the Credit Agreement exists; and (iv) elimination of the limitation on incurrence of indebtedness that is pari passu with the Credit Agreement.
The Credit Agreement was expanded from total commitments of $850.0 million to $1.125 billion. Prior to the amendments, the Credit Agreement was comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. In connection with the amendments, we obtained an additional term loan of $75.0 million with a one year term and pricing equal to LIBOR plus 1.375% or a base rate at our option, and additional revolving loan commitments totaling $200.0 million with the same maturity and pricing as the existing revolving loan commitments. We may extend the $75.0 million term loan for one year, subject to the satisfaction of certain conditions including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding.
At September 30, 2007, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 6.89%. At September 30, 2007, the revolving loan commitments were $650.0 million, and had an outstanding principal balance of $75.0 million and a weighted average interest rate of 7.18% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving loan commitments at September 30, 2007, was $533.8 million (after giving effect to $41.2 million outstanding for undrawn letters of credit issued under the revolving loan commitments).
Redemption of Convertible Preferred Stock
On September 30, 2007, we redeemed all 1,904,762 outstanding shares of our privately held 8.1% Class W Cumulative Convertible Preferred Stock, or the Class W. The redemption price per share was approximately $54.61, which includes a redemption price per share of $53.55 (which is 102% of the $52.50 per share liquidation preference) plus approximately $1.06, (which is the per share amount of accumulated, accrued and unpaid dividends on the Class W through the redemption date), or an aggregate redemption price of approximately $104.0 million, which was paid in cash on October 1, 2007. Accordingly, this amount is reflected in accrued liabilities and other in our accompanying consolidated balance sheet at September 30, 2007.
In accordance with EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $2.0 million excess of the redemption price over the carrying value (the 2% redemption premium) and $0.6 million of issuance costs previously recorded as a reduction of additional paid-in capital are reflected as a reduction of income attributable to common shareholders for purposes of calculating earnings per share for the three and nine months ended September 30, 2007.

Stock Repurchased
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the three months ended September 30, 2007, we repurchased 1,177,264 shares of Common Stock for cash totaling $49.1 million. During the nine months ended September 30, 2007, we repurchased 3,420,864 shares of Common Stock for cash totaling $175.4 million. We also paid cash totaling $10.3 million in January 2007, to settle repurchases of Common Stock in December 2006. As of September 30, 2007, we were authorized to repurchase approximately 12.3 million additional shares.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $147.9 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $9.9 million in second mortgage loans on certain properties in West Harlem, in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $139.0 million to $206.0 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
Legal Matters
In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Limited Partnerships
In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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

We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2007, are immaterial to our consolidated financial condition, results of operations and cash flows.
Mold
We have been named as a defendant in lawsuits that have alleged personal injury and property damage as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented policies, procedures, third-party audits and training, including a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Note 6 — Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including net asset value, free cash flow, net operating income, funds from operations, and adjusted funds from operations. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Net operating income is generally defined as segment revenues less direct segment operating expenses.
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and asset management and transactions (providing asset management and investment services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of our property management services from the asset management and transactions segment to the real estate segment. In addition, the asset management and transactions segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment. Segment net operating income for 2006 has been revised to conform to the 2007 presentation.
Real Estate Segment
Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.

Asset Management and Transactions Segment
Our asset management and transactions segment includes income from fees associated with real estate transactions, such as tax credit syndications, dispositions, refinancings, and asset management fees associated with the financial management of partnerships. The expenses of this segment consist primarily of the costs of departments that perform transactional activities and asset management services. Our asset management and transactions segment’s operating results also includes gains on dispositions of non-depreciable assets, accretion of loan discounts resulting from transactional activities and certain other income in arriving at income (loss) from continuing operations for the segment. The following tables present the revenues and net operating income (loss) and income (loss) from continuing operations of our real estate and asset management and transactions segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

		Asset
		Management	Corporate
		and	Not
	Real Estate	Transactions	Allocated to
	Segment	Segment	Segments	Total
Three months ended September 30, 2007:
Rental and other property revenues	$416,633	$—	$—	$416,633
Property management revenues, primarily from affiliates	1,824	—	—	1,824
Activity fees and asset management revenues	—	12,747	—	12,747

Total revenues (1)	418,457	12,747	—	431,204

Property operating expenses	198,674	—	—	198,674
Property management expenses	1,190	—	—	1,190
Activity and asset management expenses	—	6,399	—	6,399
General and administrative expenses	—	—	20,220	20,220
Depreciation and amortization (2)	—	—	128,547	128,547
Other expense (income), net	—	—	(5,490)	(5,490)

Total operating expenses	199,864	6,399	143,277	349,540

Net operating income (loss)	218,593	6,348	(143,277)	81,664

Other items included in continuing operations (3)	—	9,812	(109,280)	(99,468)

Income (loss) from continuing operations	$218,593	$16,160	$(252,557)	$(17,804)

Three months ended September 30, 2006:
Rental and other property revenues	$392,607	$—	$—	$392,607
Property management revenues, primarily from affiliates	2,599	—	—	2,599
Activity fees and asset management revenues	—	10,638	—	10,638

Total revenues (1)	395,206	10,638	—	405,844

Property operating expenses	178,517	—	—	178,517
Property management expenses	1,022	—	—	1,022
Activity and asset management expenses	—	2,575	—	2,575
General and administrative expenses	—	—	23,292	23,292
Depreciation and amortization (2)	—	—	117,927	117,927
Other expense (income), net	—	—	294	294

Total operating expenses	179,539	2,575	141,513	323,627

Net operating income (loss)	215,667	8,063	(141,513)	82,217

Other items included in continuing operations (3)	—	4,496	(122,672)	(118,176)

Income (loss) from continuing operations	$215,667	$12,559	$(264,185)	$(35,959)

		Asset
		Management	Corporate
		and	Not
	Real Estate	Transactions	Allocated to
	Segment	Segment	Segments	Total
Nine months ended September 30, 2007:
Rental and other property revenues	$1,234,632	$—	$—	$1,234,632
Property management revenues, primarily from affiliates	5,192	—	—	5,192
Activity fees and asset management revenues	—	39,554	—	39,554

Total revenues (1)	1,239,824	39,554	—	1,279,378

Property operating expenses	576,215	—	—	576,215
Property management expenses	4,753	—	—	4,753
Activity and asset management expenses	—	17,757	—	17,757
General and administrative expenses	—	—	65,321	65,321
Depreciation and amortization (2)	—	—	370,376	370,376
Other expense (income), net	—	—	(7,007)	(7,007)

Total operating expenses	580,968	17,757	428,690	1,027,415

Net operating income (loss)	658,856	21,797	(428,690)	251,963

Other items included in continuing operations (3)	—	14,611	(293,886)	(279,275)

Income (loss) from continuing operations	$658,856	$36,408	$(722,576)	$(27,312)

Nine months ended September 30, 2006:
Rental and other property revenues	$1,157,627	$—	$—	$1,157,627
Property management revenues, primarily from affiliates	9,221	—	—	9,221
Activity fees and asset management revenues	—	32,311	—	32,311

Total revenues (1)	1,166,848	32,311	—	1,199,159

Property operating expenses	525,483	—	—	525,483
Property management expenses	3,727	—	—	3,727
Activity and asset management expenses	—	11,522	—	11,522
General and administrative expenses	—	—	66,747	66,747
Depreciation and amortization (2)	—	—	334,898	334,898
Other expense (income), net	—	—	2,965	2,965

Total operating expenses	529,210	11,522	404,610	945,342

Net operating income (loss)	637,638	20,789	(404,610)	253,817

Other items included in continuing operations (3)	—	10,922	(298,762)	(287,840)

Income (loss) from continuing operations	$637,638	$31,711	$(703,372)	$(34,023)

(1)
Intersegment revenues during the three months ended September 30, 2007 and 2006, were $7.9 million and $3.2 million, respectively. Intersegment revenues during the nine months ended September 30, 2007 and 2006, were $15.5 million and $4.3 million, respectively.

(2)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(3)
Other items in continuing operations include; (i) interest income and expense; (ii) recoveries of, or provisions for, losses on notes receivable and impairment of real estate; (iii) deficit distributions to minority partners, net; (iv) equity in earnings (losses) of unconsolidated real estate partnerships; (v) gains on dispositions of unconsolidated real estate and other; and (vi) minority interests. Other items included in continuing operations for the asset management and transactions segment includes items such as accretion income recognized on discounted notes receivable and other income items associated with transactional activities.

Note 7 — Earnings per Share
We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Loss from continuing operations	$(17,804)	$(35,959)	$(27,312)	$(34,023)
Less net income attributable to preferred stockholders	(19,020)	(21,656)	(51,715)	(64,744)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(36,824)	$(57,615)	$(79,027)	$(98,767)

Income from discontinued operations	$15,463	$11,084	$69,504	$128,310

Net (loss) income	$(2,341)	$(24,875)	$42,192	$94,287
Less net income attributable to preferred stockholders	(19,020)	(21,656)	(51,715)	(64,744)

Numerator for basic and diluted earnings per share — Net (loss) income attributable to common stockholders	$(21,361)	$(46,531)	$(9,523)	$29,543

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	95,017	96,061	95,654	95,772
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share	95,017	96,061	95,654	95,772

Earnings (loss) per common share:
Basic earnings (loss) per common share:

Loss from continuing operations (net of preferred dividends)	$(0.39)	$(0.60)	$(0.83)	$(1.03)
Income from discontinued operations	0.17	0.12	0.73	1.34

Net (loss) income attributable to common stockholders	$(0.22)	$(0.48)	$(0.10)	$0.31

Diluted earnings (loss) per common share:

Loss from continuing operations (net of preferred dividends)	$(0.39)	$(0.60)	$(0.83)	$(1.03)
Income from discontinued operations	0.17	0.12	0.73	1.34

Net (loss) income attributable to common stockholders	$(0.22)	$(0.48)	$(0.10)	$0.31

All of our convertible preferred stock was anti-dilutive on an “if converted” basis. Therefore, we deducted all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share. During the three and nine months ended September 30, 2007 and 2006, securities that could potentially dilute basic earnings per share in future periods included stock options, restricted stock awards and non-recourse shares. As of September 30, 2007 and 2006, the common share equivalents for such potentially dilutive securities totaled 9.0 million and 10.8 million, respectively. These securities have been excluded from the earnings per share computations for the periods presented above because their effect would have been antidilutive. At September 30, 2006, performance benchmarks for the Class VIII and Class IX High Performance Units of the Aimco Operating Partnership had been achieved that would result in the issuance of the equivalent of approximately 1.44 million common OP Units, if the related measurement periods had ended on that date. Those common OP Unit equivalents have been excluded in the calculation of diluted earnings per share because their effect would be antidilutive. At September 30, 2007, the performance benchmarks had not been achieved.
Note 8 — Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect that SFAS 157 will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Asset and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the fair value option for any of our financial instruments or other items within the scope of SFAS 159.
In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1, which broadened the scope and accounting requirements of the AICPA Audit and Accounting Guide, Investment Companies. SOP 07-1 establishes new criteria for determining when non-regulated entities meet the definition of an investment company. The assessment of whether a non-regulated entity is an investment company requires consideration of the activities of the entity; the relationships between the entity and its investees; and the relationships between investors and the entity. We do not currently have any entities that are regulated investment companies. We are currently reviewing our various entities for qualification as investment companies under SOP 07-1. Although SOP 07-1 was originally effective beginning with the first quarter of 2008, at its October 17, 2007 meeting, the FASB agreed to issue an exposure draft that would indefinitely delay the effective date for implementation until the FASB can reassess SOP 07-1’s provisions. We have not yet determined the effect that SOP 07-1 will have on our financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation: statements regarding the effect of acquisitions and redevelopments; our future financial performance, including our ability to maintain current or meet projected occupancy levels, rent levels and same store results; and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for residents in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership or the OP, and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2007, we owned or managed 1,194 apartment properties containing 206,217 apartment units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, which is the estimated fair value of our net assets, or NAV; Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacement are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.
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
For 2007, our focus includes the following: enhance operations to improve and sustain customer satisfaction; obtain rate and occupancy increases to bring improved profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve liquidity through balance sheet management; expand our asset management business and transactions activity; minimize our cost of capital; and monetize a portion of the value inherent in our properties with increased entitlements.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying financial statements in Item 1.

Results of Operations
Overview
Three months ended September 30, 2007 compared to three months ended September 30, 2006
We reported a net loss of $2.3 million and net loss attributable to common stockholders of $21.4 million for the three months ended September 30, 2007, compared to net loss of $24.9 million and net loss attributable to common stockholders of $46.5 million for the three months ended September 30, 2006, which were decreases of $22.6 million and $25.1 million, respectively. These decreases were principally due to the following items:
•
the cumulative effect of the retroactive application of the revised accounting treatment for tax credit arrangements (discussed below) during the three months ended September 30, 2006, which increased net loss and net loss attributable to common stockholders for the three months ended September 30, 2006; and

•	an increase in income from discontinued operations, due primarily to increases in net gains on dispositions of real estate.
The effects of these items on our operating results were partially offset by:
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, share repurchases and acquisitions.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
We reported net income of $42.2 million and net loss attributable to common stockholders of $9.5 million for the nine months ended September 30, 2007, compared to net income of $94.3 million and net income attributable to common stockholders of $29.5 million for the nine months ended September 30, 2006, which were decreases of $52.1 million and $39.0 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate and recoveries of deficit distributions to minority interest partners; and

•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, share repurchases and acquisitions.
The effects of these items on our operating results were partially offset by:
•
the cumulative effect of the retroactive application of the revised accounting treatment for tax credit arrangements (discussed below) during the three months ended September 30, 2006, which decreased net income and net income attributable to common stockholders for the nine months ended September 30, 2006;

•	an increase in interest income resulting primarily from interest earned on loans collateralized by properties in West Harlem in New York City; and

•	the recognition of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.
Tax Credit Arrangements
We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code and for the U.S. Department of Housing and Urban Development, or HUD, subsidized rents under HUD’s Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors, which we refer to as tax credit investors or investors, and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services to the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.

In connection with our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, as of March 31, 2004, we determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. During the period April 1, 2004 through June 30, 2006, we accounted for these partnerships as consolidated subsidiaries with a noncontrolling interest (minority interest) of at least 99 percent. Accordingly, we allocated to the minority interest substantially all of the income or losses of the partnerships, including the effect of fees that we charged to the partnerships. In the third quarter of 2006, in consultation with our independent registered public accounting firm, we determined that we were required to revise our accounting treatment for tax credit transactions to comply with the requirements of FIN 46. We also determined that our accounting treatment did not fully reflect the economic substance of the arrangements wherein we possess substantially all of the economic interests in the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we concluded that these partnerships are most appropriately accounted for by us as wholly-owned subsidiaries. We also concluded that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We have concluded that these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.
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
We applied the revised accounting treatment described above effective July 1, 2006. We also recognized the cumulative effect of retroactive application of this revised accounting treatment in our operations for the three months ended September 30, 2006. Adjustments had the following effects on our net income for the three and nine months ended September 30, 2006 (in thousands):

	Increase (Decrease) in Net Income
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Revenues	$(580)	$(1,542)
Operating expenses	4,184	3,054
Minority interest in consolidated real estate partnerships	(19,554)	(9,030)
Minority interest in Aimco Operating Partnership	1,546	734

Net decrease in net income	$(14,404)	$(6,784)

Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and asset management and transactions (providing asset management and investment services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of certain of our property management services from the asset management and transactions segment to the real estate segment. In addition, the asset management and transactions segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment operating income is generally defined as segment revenues less direct segment operating expenses.

Real Estate Segment
Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Real estate segment revenues:
Rental and other property revenues	$416,633	$392,607	6.1%	$1,234,632	$1,157,627	6.7%
Property management revenues, primarily from affliliates	1,824	2,599	-29.8%	5,192	9,221	-43.7%

	418,457	395,206	5.9%	1,239,824	1,166,848	6.3%

Real estate segment expenses:
Property operating expenses	198,674	178,517	11.3%	576,215	525,483	9.7%
Property management expenses	1,190	1,022	16.4%	4,753	3,727	27.5%

	199,864	179,539	11.3%	580,968	529,210	9.8%

Real estate segment operating income	$218,593	$215,667	1.4%	$658,856	$637,638	3.3%

Consolidated Conventional Same Store Property Operating Results
Consolidated same store operating results is a key indicator that we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define consolidated “same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The net operating income generated from our consolidated same store properties is as follows for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Consolidated same store revenues	$289,841	$277,980	4.3%	$842,242	$804,165	4.7%
Consolidated same store property operating expenses	(124,922)	(117,562)	6.3%	(356,727)	(338,421)	5.4%

Consolidated same store net operating income	$164,919	$160,418	2.8%	$485,515	$465,744	4.2%

Consolidated same store measures:
Properties	359	359		356	356
Apartment units	106,708	106,708		105,709	105,709
Average physical occupancy	94.8%	94.4%		94.6%	94.6%
Average rent/unit/month	$878	$850		$857	$824
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, consolidated same store net operating income increased by $4.5 million, or 2.8%. Revenues increased $11.9 million, or 4.3%, primarily due to higher average rent (up $28 per unit) and higher utility reimbursements. Property operating expenses increased by $7.4 million, or 6.3%, primarily due to increases in utilities, personnel, marketing and administrative expenses.
For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, consolidated same store net operating income increased by $19.8 million, or 4.2%. Revenues increased by $38.1 million, or 4.7%, primarily due to higher average rent (up $33 per unit), higher utility reimbursements and higher miscellaneous income. Expenses increased by $18.3 million, or 5.4%, primarily due to increases in utilities, personnel, and contract services expenses.
Asset Management and Transactions Segment
Our asset management and transactions segment includes income from fees associated with real estate transactions, such as tax credit syndications, dispositions, refinancings, and from asset management fees associated with the financial management of partnerships. The expenses of this segment consist primarily of the costs of departments that perform transactional activities and asset management services. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
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

The following table summarizes the net operating income from our asset management and transactions segment for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Asset management and transaction segment revenues:
Activity fees and asset management revenues	$12,747	$10,638	19.8%	$39,554	$32,311	22.4%

Asset management and transaction segment expenses:
Activity and asset management expenses	(6,399)	(2,575)	148.5%	(17,757)	(11,522)	54.1%

Asset management and transaction segment operating income	$6,348	$8,063	-21.3%	$21,797	$20,789	4.8%

Revenues for the three months ended September 30, 2007, improved over the three months ended September 30, 2006, primarily due to a $5.2 million increase in promote income, offset by a $3.5 million reduction in asset management fees. Expenses increased during the three months ended September 30, 2007, when compared to the three months ended September 30, 2006, primarily due to increases in compensation related expenses and the revision in our accounting treatment for tax credit arrangements.
Revenues for the nine months ended September 30, 2007, improved over the nine months ended September 30, 2006, primarily due to a $6.5 million increase in promote income and a $4.8 million increase in revenues related to the delivery of tax benefits, offset by a $1.8 million reduction in asset management fees and a net decrease of $2.3 million in other transactional revenues. Expenses increased during the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, primarily due to increases in compensation related expenses and the revision in our accounting treatment for tax credit arrangements.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, depreciation and amortization increased $10.6 million, or 9.0%. This increase largely reflects depreciation of $9.8 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service.
For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, depreciation and amortization increased $35.5 million, or 10.6%. This increase reflects depreciation of $21.0 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. Depreciation also increased by approximately $15.0 million as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or to zero in connection with a planned demolition (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).
General and Administrative Expenses
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, general and administrative expenses decreased $3.1 million, or 13.2%. This decrease was principally due to a net reduction of compensation related expenses resulting from an increase in capitalization of salaries and benefits related to additional redevelopment activity.
For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, general and administrative expenses decreased $1.4 million, or 2.1%. This decrease was principally due to a net reduction of compensation related expenses resulting from an increase in capitalization of salaries and benefits related to additional redevelopment activity.
Other Expenses (Income), Net
Other expenses (income), net includes the income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, other expenses (income), net changed favorably by $5.8 million. The net favorable change primarily reflects a $2.6 million increase in income tax benefits primarily related to losses of our taxable subsidiaries and a $2.9 million net reduction of partnership expenses. Other expenses (income), net for the three months ended September 30, 2007, also includes income of $1.3 million related to the transfer of certain property rights to an unrelated party.

For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, other expenses (income), net changed favorably by $10.0 million. The net favorable change reflects a $7.6 million increase in income tax benefits related to losses of our taxable subsidiaries, a $4.9 million net reduction of partnership expenses and a $1.7 million charge for one-time benefits to certain employees terminated in 2006 that did not recur in 2007. Other expenses (income), net for the nine months ended September 30, 2007, also includes $3.1 million related to the transfer of certain property rights to an unrelated party. These favorable changes were partially offset by unfavorable changes related to the settlement of certain litigation matters, including $3.3 million of net losses during the nine months ended September 30, 2007, and $2.9 million of net gains during the nine months ended September 30, 2006, and other net favorable changes relative to 2006.
Interest Income
Interest income consists primarily of interest on notes receivable from non-affiliates and unconsolidated real estate partnerships, and interest earned on restricted and unrestricted cash balances.
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, interest income increased $2.6 million, or 34.6%. This increase is primarily due to $1.5 million of interest income earned during the three months ended September 30, 2007, on loans collateralized by properties in West Harlem in New York City, which were funded in November 2006, accretion of loan discounts in connection with property sales and an increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction.
For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, interest income increased $9.0 million, or 45.6%. This increase is primarily due to $5.6 million of interest income earned during the nine months ended September 30, 2007, on loans collateralized by properties in West Harlem in New York City, which were funded in November 2006, accretion of loan discounts related to the early repayment of a portion of the West Harlem loans and in connection with property sales and an increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction.
Interest Expense
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, interest expense, which includes the amortization of deferred financing costs, increased $6.5 million, or 6.4%. Interest on property debt increased $7.8 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by lower weighted average rates. Corporate interest increased by $0.9 million as a result of higher weighted average rates, offset slightly by a lower average balance during the three months ended September 30, 2007. These increases were partially offset by a $2.6 million increase in capitalized interest related to increased redevelopment and entitlement activities.
For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, interest expense increased $21.5 million, or 7.4%. Interest on property debt increased $23.6 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by lower weighted average rates. Corporate interest increased by $2.7 million as a result of higher weighted average rates, offset slightly by a lower average balance during the nine months ended September 30, 2007. These increases were partially offset by a $4.2 million increase in capitalized interest related to increased levels of redevelopment and entitlement activities.
Gain on Dispositions of Unconsolidated Real Estate and Other
Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. For the nine months ended September 30, 2007, gain on dispositions of unconsolidated real estate and other also includes a gain on extinguishment of debt. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.
For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, gain on dispositions of unconsolidated real estate and other decreased $2.9 million. Gains on dispositions of unconsolidated real estate and other recognized during the three months ended September 30, 2006, totaled $8.8 million. Amounts recognized during the three months ended September 30, 2007 totaled $5.8 million, which included the non-refundable option and extension fees resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, partially offset by $159,000 of other activity.

For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, gain on dispositions of unconsolidated real estate and other increased $7.4 million. The increase is primarily attributed to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership and the recognition of $6.0 million of non-refundable option and extension fees recognized as a result of the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, partially offset by $9.3 million in gains on sale of land and other non-depreciable assets and $10.2 million in gains on dispositions of unconsolidated real estate recognized during the nine months ended September 30, 2006.
Minority Interest in Consolidated Real Estate Partnerships
Minority interest in consolidated real estate partnerships reflects the minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. However, we generally do not recognize a benefit for the minority interest share of partnership losses, which are typically attributable to real estate depreciation, for partnerships that have deficits in partners’ capital.
For the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, minority interest in consolidated real estate partnerships had a favorable impact to earnings of $25.6 million and $12.7 million, respectively. These changes were primarily attributable to the effects of a revision in our accounting treatment for tax credit arrangements effective in the third quarter of 2006, pursuant to which we now consider our tax credit partnerships to be wholly-owned subsidiaries. For the three and nine months ended September 30, 2006, minority interest in consolidated real estate partnerships included the reversal of a previously recognized benefit for the minority partners’ share of losses of tax credit partnerships totaling $19.6 million and $9.0 million, respectively. No comparable minority interest adjustment was recognized for the three or nine months ended September 30, 2007.
Income from Discontinued Operations, Net
The results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property, and the associated minority interest. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of properties held for sale are reported as discontinued operations.
For the three months ended September 30, 2007 and 2006, income from discontinued operations, net totaled $15.5 million and $11.1 million, respectively. The $4.4 million increase in income from discontinued operations was principally due to a $7.0 million increase in gains on dispositions of real estate, net of minority interest in consolidated real estate partnerships and a $3.4 million favorable change in income tax arising from dispositions. These increases were partially offset by a $2.1 million reduction in recoveries of deficit distributions to minority interest partners and a $3.6 million unfavorable change in income (loss) from operations after interest income, interest expense and minority interest of our properties included in discontinued operations.
For the nine months ended September 30, 2007 and 2006, income from discontinued operations, net totaled $69.5 million and $128.3 million, respectively. The $58.8 million decrease in income from discontinued operations was principally due to a $95.9 million decrease in gains on dispositions of real estate, net of minority interest in consolidated real estate partnerships and a $17.8 million reduction in recoveries of deficit distributions to minority interest partners. These unfavorable changes were offset by a $28.6 million reduction in income tax arising from dispositions. Additionally, income from operations after interest income, interest expense, gain on extinguishment of debt and minority interest on our properties included in discontinued operations increased by $20.7 million, primarily due to a $22.8 million gain on debt extinguishment related to mortgage loans secured by the eight VMS properties sold to third parties during 2007 (see Note 4 to the consolidated financial statements in Item 1).
During the three months ended September 30, 2007 and 2006, we sold 15 and 13 properties, respectively, and during the nine months ended September 30, 2007 and 2006, we sold 55 and 51 properties, respectively. For 2007, income from discontinued operations included the operating results of 58 properties that were sold or classified as held for sale during 2007. For 2006, income from discontinued operations included the operating results of 135 properties and the South Tower of the Flamingo South Beach property that were sold or classified as held for sale during the year ended December 31, 2006 or were sold or classified for sale during the nine months ended September 30, 2007. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from period to period. Changes in gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. See Note 3 to the consolidated financial statements in Item 1 for more information on discontinued operations.

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
Any adverse changes in these and other factors could cause impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three or nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, we recorded an impairment loss of $0.2 million and a recovery of previously recorded impairment losses of $0.8 million.
Notes Receivable and Interest Income Recognition
Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. Notes receivable from non-affiliates consists of notes receivable from unrelated third parties. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
We recorded a net recovery of impairment losses on notes receivable of $0.2 million for the three months ended September 30, 2007, and net provisions for losses on notes receivable of $2.1 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended September 30, 2007 and 2006, for continuing and discontinued operations, we capitalized $8.8 million and $6.1 million of interest costs, respectively, and $21.0 million and $18.0 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2007 and 2006, for continuing and discontinued operations, we capitalized $22.7 million and $18.1 million of interest costs, respectively, and $58.0 million and $50.1 million of site payroll and indirect costs, respectively.
Recently Issued Accounting Pronouncements
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect that SFAS 157 will have on our financial statements.
In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Asset and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined whether we will elect the fair value option for any of our financial instruments or other items within the scope of SFAS 159.

In June 2007 the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1, which broadened the scope and accounting requirements of the AICPA Audit and Accounting Guide, Investment Companies. SOP 07-1 establishes new criteria for determining when non-regulated entities meet the definition of an investment company. The assessment of whether a non-regulated entity is an investment company requires consideration of the activities of the entity; the relationships between the entity and its investees; and the relationships between investors and the entity. We do not currently have any entities that are regulated investment companies. We are currently reviewing our various entities for qualification as investment companies under SOP 07-1. Although SOP 07-1 was originally effective beginning with the first quarter of 2008, at its October 17, 2007 meeting, the FASB agreed to issue an exposure draft that would indefinitely delay the effective date for implementation until the FASB can reassess SOP 07-1’s provisions. We have not yet determined the effect that SOP 07-1 will have on our financial statements.
Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure used by REITs that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. We compute FFO for all periods presented in accordance with the guidance set forth by the Board of Governors of the National Association of Real Estate Investment Trusts’ (NAREIT’s) April 1, 2002 White Paper. The White Paper defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We calculate FFO (diluted) by subtracting preferred stock issuance costs and redemption premiums and dividends on preferred stock, and adding back dividends/distributions on dilutive preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.
For the three and nine months ended September 30, 2007 and 2006, our FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income attributable to common stockholders (1)	$(21,361)	$(46,531)	$(9,523)	$29,543
Adjustments:
Depreciation and amortization (2)	128,547	117,927	370,376	334,898
Depreciation and amortization related to non-real estate assets	(3,591)	(4,928)	(15,062)	(20,572)
Depreciation of rental property related to minority partners and unconsolidated entities (3)(4)	(7,724)	17,732	(24,272)	(3,937)
Gain on dispositions of unconsolidated real estate and other	(5,841)	(8,759)	(26,902)	(19,515)
Gain on dispositions of non-depreciable assets and other	6,000	2,887	25,373	9,259
Deficit distributions to minority partners, net (5)	11,958	13,965	15,133	19,944
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(17,406)	(10,434)	(57,312)	(153,255)
Depreciation of rental property, net of minority partners’ interest (3)(4)	1,082	4,921	(11,892)	22,522
Recovery of deficit distributions to minority partners, net (5)	(36)	(2,087)	(409)	(18,201)
Income tax arising from disposals	(1,151)	2,211	1,610	30,197
Minority interest in Aimco Operating Partnership’s share of above adjustments	(10,358)	(12,626)	(25,615)	(19,325)
Preferred stock dividends	16,385	17,382	49,080	57,896
Redemption related preferred stock issuance costs	2,635	4,274	2,635	6,848

Funds From Operations	$99,139	$95,934	$293,220	$276,302
Preferred stock dividends	(16,385)	(17,382)	(49,080)	(57,896)
Redemption related preferred stock issuance costs	(2,635)	(4,274)	(2,635)	(6,848)
Dividends/distributions on dilutive preferred securities	58	19	116	142

Funds From Operations Attributable to Common Stockholders — Diluted	$80,177	$74,297	$241,621	$211,700
Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents (6)	96,201	99,957	98,437	97,990
Dilutive preferred securities	86	27	53	71

Total	96,287	99,984	98,490	98,061

Notes:

(1)	Represents the numerator for earnings per common share (see Note 7 to the consolidated financial statements in Item 1).

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

(4)
Adjustments related to minority partners’ share of depreciation of rental property for the nine months ended September 30, 2007 include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 4 to the consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the nine months ended September 30, 2007 was an increase of $9.3 million ($8.4 million after Minority Interest in Aimco Operating Partnership).

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
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancing existing mortgage loans and borrowings under new loans. Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, and acquisitions of and investments in properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving loan commitments for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations. The following summarizes our key liquidity and capital resources metrics for the periods presented:
Operating Activities
For the nine months ended September 30, 2007, our net cash provided by operating activities of $332.5 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $59.3 million compared with the nine months ended September 30, 2006, primarily reflecting unfavorable changes in restricted cash and accrued liabilities during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
Investing Activities
For the nine months ended September 30, 2007, net cash used in our investing activities of $289.1 million consisting primarily of capital expenditures and acquisitions of real estate was partially offset by proceeds from disposition of real estate.
Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2007, we sold 55 consolidated properties. These properties were sold for an aggregate sales price of $379.3 million and generated proceeds totaling $356.9 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay borrowings under our revolving credit facility and for other corporate purposes.

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
CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CI excludes capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent costs incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the nine months ended September 30, 2007, we spent a total of $74.0 million, $75.3 million, $10.0 million, $228.0 million and $19.4 million on CR, CI, casualties, redevelopment and entitlement, respectively.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the nine months ended September 30, 2007, on a per unit and total dollar basis. Per unit numbers are based on approximately 133,087 average units in the quarter including 115,056 conventional and 18,031 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s Share of	Per Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$32,612	$245
Turnover related	32,620	245
Capitalized site payroll and indirect costs	8,745	66

Total Aimco’s share of Capital Replacements	$73,977	$556

Capital Replacements:
Conventional	$68,604	$596
Affordable	5,373	$298

Total Aimco’s share of Capital Replacements	73,977	$556

Capital Improvements:
Conventional	68,637	$597
Affordable	6,618	$367

Total Aimco’s share of Capital Improvements	75,255	$565

Casualties:
Conventional	8,906
Affordable	1,139

Total Aimco’s share of Casualties	10,045

Redevelopment :
Active Conventional projects	183,795
Active Tax Credit projects	28,183
Pre-construction and other activities	16,059

Total Aimco’s share of Redevelopment	228,037

Entitlement	19,361

Total Aimco’s share of capital expenditures	406,675

Plus minority partners’ share of consolidated spending	50,125

Less Aimco’s share of unconsolidated spending	(423)

Capital expenditures per consolidated statement of cash flows	$456,377

Our share of capitalized site payroll and indirect costs related to CI, casualties, redevelopment and entitlements totaled approximately $51.7 million for the nine months ended September 30, 2007.
We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under our Credit Facility, as discussed below.
Financing Activities
For the nine months ended September 30, 2007, net cash provided by financing activities of $64.3 million primarily related to net proceeds from property loans and proceeds from stock option exercises, offset by repurchases of Common Stock, the payment of dividends to common and preferred stockholders and payment of distributions to minority interests. For the nine months ended September 30, 2006, net cash used by financing activities totaled $580.9 million, which included cash used for preferred stock redemptions of nearly $300.0 million. Also during the nine months ended September 30, 2006, we used cash to fund distributions to minority interests totaling $107.5 million.

Mortgage Debt
At September 30, 2007, we had $6.8 billion in consolidated mortgage debt outstanding (including amounts classified as liabilities related to assets held for sale) as compared to $6.3 billion outstanding at December 31, 2006. During the nine months ended September 30, 2007, we refinanced or closed mortgage loans on 110 properties, generating $1.4 billion of proceeds from borrowings with a weighted average interest rate of 6.06%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to minority interests, was $615.3 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement.
During the three months ended September 30, 2007, we amended various terms in our Credit Agreement which included (i) an increase in aggregate commitments; (ii) a modification of the capitalization rate used in the calculation of certain financial covenants; (iii) a modification to permit proceeds of loans under the Credit Agreement to be used to repurchase equity interests of the borrowers, including our Common Stock, and provide that the purchase of such equity interests is not restricted as long as no default or event of default under the Credit Agreement exists; and (iv) elimination of the limitation on incurrence of indebtedness that is pari passu with the Credit Agreement.
The Credit Agreement was expanded from total commitments of $850.0 million to $1.125 billion. Prior to the amendments, the Credit Agreement was comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. In connection with the amendments, we obtained an additional term loan of $75.0 million with a one year term and pricing equal to LIBOR plus 1.375% or a base rate at our option, and additional revolving loan commitments totaling $200.0 million with the same maturity and pricing as the existing revolving loan commitments. We may extend the $75.0 million term loan for one year, subject to the satisfaction of certain conditions including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding.
At September 30, 2007, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 6.89%. At September 30, 2007, the revolving loan commitments were $650.0 million, and had an outstanding principal balance of $75.0 million and a weighted average interest rate of 7.18% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving loan commitments at September 30, 2007, was $533.8 million (after giving effect to $41.2 million outstanding for undrawn letters of credit issued under the revolving loan commitments).
Equity Transactions
Under our shelf registration statement, we had available for issuance approximately $877.0 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500.0 million of debt securities as of September 30, 2007.
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the nine months ended September 30, 2007, we repurchased 3,420,864 shares of Common Stock for cash totaling $175.4 million. We also paid cash totaling $10.3 million in January 2007 to settle repurchases of Common Stock in December 2006. As of September 30, 2007, we were authorized to repurchase approximately 12.3 million additional shares.
On September 30, 2007, we redeemed all 1,904,762 outstanding shares of our privately held 8.1% Class W Cumulative Convertible Preferred Stock, or the Class W. The redemption price per share was approximately $54.61, which includes a redemption price per share of $53.55 (which is 102% of the $52.50 per share liquidation preference) plus approximately $1.06, (which is the per share amount of accumulated, accrued and unpaid dividends on the Class W through the redemption date), or an aggregate redemption price of approximately $104.0 million, which was paid in cash on October 1, 2007. Accordingly, this amount is reflected in accrued liabilities and other in our accompanying consolidated balance sheet at September 30, 2007.
In accordance with EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $2.0 million excess of the redemption price over the carrying value (the 2% redemption premium) and $0.6 million of issuance costs previously recorded as a reduction of additional paid-in capital are reflected as a reduction of income attributable to common shareholders for purposes of calculating earnings per share for the three and nine months ended September 30, 2007.

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
Our capital structure includes the use of fixed-rate and variable-rate indebtedness. As such, we are exposed to changes in interest rates. We use predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes. From time to time, we are required by mortgage lenders to use interest rate caps or swaps to limit our exposure to market interest rate risk. Additionally, we utilize total rate-of-return swaps on a limited basis to effectively convert certain of our tax-exempt fixed rate debt to variable rate debt.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a more detailed discussion of interest rate sensitivity. As of September 30, 2007, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
See the information under the heading “Legal Matters” in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. From time to time during the three months ended September 30, 2007, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended September 30, 2007, 8,619 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended September 30, 2007:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (1)
July 1 - July 31, 2007	—	N/A	—	13,455,480
August 1 - August 31, 2007	1,177,264	41.71	1,177,264	12,278,216
September 1 - September 30, 2007	—	N/A	—	12,278,216

Total	1,177,264	$41.71	1,177,264

(1)
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. On July 31, 2007, our Board of Directors increased the number of shares authorized for repurchase by ten million shares. As of September 30, 2007, we were authorized to repurchase approximately 12.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

ITEM 6.	Exhibits

EXHIBIT NO.	EXHIBIT TITLE
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference).
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by reference).
10.1	Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed September 5, 2007, is incorporated herein by reference).
10.2	Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A. and the other lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed September 18, 2007, is incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement re: disclosure of long-term debt instruments.

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
Scott W. Fordham
Senior Vice President and Chief Accounting Officer

Date: November 5, 2007

Exhibit Index

EXHIBIT NO.	EXHIBIT TITLE

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference).

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by reference).

10.1
Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed September 5, 2007, is incorporated herein by reference).

10.2
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A. and the other lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed September 5, 2007, is incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement re: disclosure of long-term debt instruments.