Form 10-K
period 2007-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2008-02-29
CIK 922864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $4.7 billion as of June 30, 2007. As of February 25, 2008, there were 91,736,837 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 28, 2008 are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risks; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Company

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2007, we owned or managed a real estate portfolio of 1,169 apartment properties containing 203,040 apartment units located in 46 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2007, we were the largest owner and operator of apartment properties in the United States. Our portfolio includes garden style, mid-rise and high-rise properties.

We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity or cost methods. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we provide property management and asset management services to certain properties, and in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2007:

	Total Portfolio
	Properties	Units

Consolidated properties	657	153,758
Unconsolidated properties	94	10,878
Property management	36	3,228
Asset management	382	35,176

Total	1,169	203,040

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2007, we held an interest of approximately 91% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. Generally after a holding period of twelve months, holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Aimco Class A Common Stock, which we refer to as Common Stock. At December 31, 2007, we had 92,795,891 shares of our Common Stock outstanding and the Aimco Operating Partnership had 9,682,619 common OP Units and equivalents outstanding for a combined total of 102,478,510 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

Since our initial public offering in July 1994, we have completed numerous transactions, including purchases of properties and interests in entities that own or manage properties, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to a peak of over 2,100 properties with 379,000 apartment units. As of December 31, 2007, our portfolio of owned and/or managed properties consists of 1,169 properties with 203,040 apartment units.

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

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2007, our chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.

Financial Information About Industry Segments

We operate in two reportable segments: real estate (owning, operating and redeveloping apartments) and asset management (providing asset management and investment services). For further information on these segments, see Note 16 of the consolidated financial statements in Item 8, and Management’s Discussion and Analysis in Item 7.

Business Overview

Our principal financial objective is to increase long-term stockholder value per share, as measured by Economic Income, which consists of cash dividends and changes in Net Asset Value, or NAV, which is the estimated fair value of our assets, net of debt.

We strive to meet our objectives through:

•	property operations — using scale and technology to increase the effectiveness and efficiency of attracting and retaining apartment residents;

•	redevelopment of properties — making substantial upgrades to the physical plant and, sometimes, to the services offered to residents;

•	portfolio management — allocating capital among geographic markets and apartment property types such as Class A, Class B, Class C with redevelopment potential, and affordable;

•	earning fee income from providing asset management services such as property management, financial management, accounting, investor reporting, property debt financing, tax credit syndication, redevelopment and construction management;

•	managing our cost of capital by using leverage that is largely long-term, laddered in maturity, non-recourse and property specific; and

•	managing our general and administrative costs through increasing productivity.

Our business is organized around three core activities: Property Operations, Redevelopment, and Asset Management. These three core activities, along with our financial strategy, are described in more detail below.

Property Operations

Our portfolio is comprised of two business components: conventional and affordable. Our conventional operations, which are market-rate apartments with rents paid by the resident, include 439 properties with 127,532 units. Our affordable operations consist of 312 properties with 37,104 units, with rents that are generally paid, in whole or part by a government agency.

We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 46 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $700 and $1,000 per month, and reaching as high as $6,750 per month at some of our premier properties. This diversification insulates us, to some degree, from inevitable downturns in any one market.

Conventional

Our conventional operations currently are organized into four divisions and are further divided into 17 regional operating centers, or ROCs. A Regional Vice President, or RVP, supervises each ROC. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations to the RVP with regular reviews with senior management. To enable the RVPs to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated a regional financial officer to support each RVP. In addition, with the exception of routine maintenance, our specialized Construction Services group manages all on-site improvements, thus reducing the need for RVPs to spend time on oversight of construction projects. We seek to improve our corporate-level oversight of conventional property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:

•	Customer Service. Our operating culture is focused on our residents. Our goal is to provide our residents with consistent service in clean, safe and attractive communities. We evaluate our performance through a customer satisfaction tracking system. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

•	Resident Selection and Retention. In apartment properties, neighbors are a meaningful part of the product, together with the location of the property and the physical quality of the apartment units. Part of our conventional operations strategy is to focus on resident acquisition and retention — attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•	Revenue Increases. We seek to increase revenue by optimizing the balance between rental and occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets.

•	Controlling Expenses. Cost controls are accomplished by local focus at the ROC level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology.

•	Ancillary Services. We believe that our ownership and management of properties provide us with unique access to a customer base that allows us to provide additional services and thereby increase occupancy and rents, while also generating incremental revenue. We currently provide cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

Affordable

We are among the largest owners and operators of affordable properties in the United States. Affordable housing properties are generally those properties for which all or a portion of the rent is paid by the United States Department of Housing and Urban Development, or HUD, and sometimes by state housing agencies. Affordable properties tend to have stable rents and occupancy due to government subsidies of rent payments and thus are much less affected by market fluctuations.

Capital Replacements and Capital Improvements

We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2007, we spent $102.6 million, or $772 per owned apartment unit, for Capital Replacements, which represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $123.7 million for Capital Improvements, which are non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

Redevelopment

In addition to maintenance and improvements of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. Redevelopment work also includes seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We undertake a range of redevelopment projects: from those in which a substantial number of all available units are vacated for significant renovations to the property to those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have specialized Redevelopment and Construction Services groups, which include engineers, architects and construction managers, to oversee these projects.

Our share of 2007 redevelopment expenditures on active and completed projects totaled $290.9 million and $61.9 million in conventional and affordable redevelopment projects, respectively. During 2007, we completed redevelopment projects at 16 conventional properties and one affordable property. We also delivered approximately 4,900 conventional and 1,200 affordable redeveloped units, respectively, some of which are part of redevelopment projects completed in 2007 and some of which are part of ongoing projects. As of December 31, 2007, we had 48 conventional and 11 affordable redevelopment projects at various stages of completion as follows:

		Remaining
		Estimated
		Expenditures
	Properties	(millions)

Conventional redevelopment projects	48	$357.5
Affordable redevelopment projects	11	64.9

Total active redevelopment projects	59	$422.4

In 2008, we expect to invest between $250.0 and $300.0 million in conventional redevelopment projects and we expect to invest approximately $72.0 million in affordable redevelopment projects, predominantly funded by third-party tax credit equity.

Asset Management

Asset management includes activities related to our owned portfolio of properties as well as services provided to affiliated partnerships. Within our owned portfolio, these activities include strategic capital allocation decisions and portfolio management activities, that is, transactions to buy, sell or modify our ownership interest in properties, including through the use of partnerships and joint ventures. The purpose of these transactions is to re-adjust Aimco investments to reflect our decisions regarding target allocations to geographic markets and to investment types. We provide similar services to affiliated partnerships, together with such other services as property management, financial management, accounting, investor reporting, property debt financings, tax credit syndication, redevelopment and construction management. When we provide these services with respect to our own investments, there is no separate compensation and their benefit is seen in property operating results and in investment gains. When we provide these services to affiliated third parties, they are separately compensated by agreed fees. While many teams at Aimco are involved in the delivery of these services, the negotiation of transactions for Aimco’s account and the oversight of services provided to others is primarily the responsibility of our Aimco Capital team.

Conventional Portfolio Management

Portfolio management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic balance in Aimco’s diversified portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We also seek to balance the portfolio by product type, with both high quality properties in excellent locations and also high land value properties that support redevelopment activities.

During 2007, we refined our geographic allocation strategy to focus on the top 20 U.S. markets as measured by total market capitalization. We believe these markets to be deep, relatively liquid and possessing desirable long-term growth characteristics. They are primarily coastal markets, and also include a number of Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis. As we implement this strategy, we expect to reduce our investment in markets outside the top 20 markets and to increase our investment in the top 20 markets both by making acquisitions and by redevelopment spending. We expect too that increased geographic focus will add to our investment knowledge and increase operating efficiencies based on local economies of scale.

During 2007, the top 20 U.S. markets contributed 70.8% of our net operating income, or NOI, from conventional property operations. Our top five markets by NOI contribution include the metropolitan areas of Washington, D.C., Los Angeles, California, Philadelphia, Pennsylvania, and Miami, Florida as well as the New England region. In 2007, we exited 11 markets and as of December 31, 2007, our conventional portfolio included 439 properties with 127,532 units in 42 markets.

During 2007, we invested in our conventional portfolio both by funding redevelopment and by making acquisitions. At different times, we have made acquisitions through:

•	the direct acquisition of a property or portfolio of properties, or of ownership interests in such properties;

•	a merger or business combination with an entity that owns or controls a property, portfolio or other ownership interests in properties being acquired; and

•	the purchase from third parties of additional interests in partnerships in which we own a general partnership interest.

In 2007, we invested $290.9 million in redevelopment of properties in our conventional portfolio. We also completed acquisitions of 16 conventional properties, containing approximately 1,300 residential units for an aggregate purchase price of approximately $217.0 million (including transaction costs). These properties are located in New York, California, Florida and Illinois. We also acquired additional interests in 48 partnerships (including VMS National Properties Joint Venture) for an aggregate purchase price of $219.8 million (including transaction costs, assumption of debt and other consideration).

Portfolio management also includes dispositions of properties located within markets we intend to exit, properties in less favored locations within our target markets, and properties that do not meet our long-term investment criteria. Property sales proceeds are used to fund redevelopment spending, acquisitions, and such other corporate purposes as debt reduction, preferred stock redemption and, in January 2008, a special dividend. In 2007, we sold 46 conventional properties generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $125.5 million.

Portfolio management can include the use of partnerships and joint ventures to allow us to attract and serve high quality investment partners, and to rebalance efficiently our geographic market allocation of capital while maintaining our local operating platform and its operational scale. For example, during 2007, we entered into a joint venture agreement that provides for the co-ownership of three multi-family properties with 1,382 units located in west Los Angeles. We retained a 53% ownership interest in the properties and sold a 47% interest generating net cash proceeds of approximately $202.0 million. We will provide a variety of asset management services to our investment partner, including continuing property management, in return for asset management and other fees. During 2008, we plan to pursue similar joint ventures.

During 2007, we earned $15.6 million in asset management fees from 14 affiliated partnerships owning conventional properties.

Affordable Portfolio Management

The portfolio management strategy for our affordable portfolio is similar to that for our conventional portfolio. During 2007, we invested $61.9 million in redevelopment of affordable properties, funded primarily by proceeds from the sale of tax credits to institutional partners. We made no acquisitions of affordable properties and we made $7.0 million of acquisitions of partnership interests in partnerships owning affordable properties. As with conventional properties, we also seek to dispose of properties that are inconsistent with our long-term investment and operating strategies. During 2007, we sold 30 properties from our affordable portfolio, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $15.4 million. As of December 31, 2007, our affordable portfolio included 312 properties with 37,104 units.

During 2007, we earned $58.2 million in asset management fees from 78 affiliated partnerships owning affordable properties.

Financial Strategy

We are focused on minimizing our cost of capital on a risk-adjusted basis. We primarily use non-recourse property debt with laddered maturities and minimize reliance on corporate debt. The lower risk inherent in non-recourse property debt permits us to operate with higher debt leverage and a lower weighted average cost of capital. During 2007, we closed property loans totaling $1,816.6 million at an average interest rate of 6.10%, which included the refinancing of property loans totaling $772.8 million with prior interest rates averaging 7.05%. In addition to the refinancing activity, the property loans included placing loans on newly acquired properties, new financings on existing properties, redevelopment loans and the modification of terms on existing property debt. We use floating rate property and corporate debt to provide lower interest costs over time at a level that considers acceptable earnings volatility. We are also focused on maintaining liquidity, and as of December 31, 2007, had available resources totaling $675 million.

Competition

In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain markets there exists oversupply of single family homes and condominiums that affects the pricing and occupancy of our rental apartments. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price that we pay in such acquisitions.

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

Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment. Any taxes imposed on us reduce our operating cash flow and net income.

Certain of our operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners, as these services and activities generally cannot be offered directly by the REIT.

Regulation

General

Apartment properties and their owners are subject to various laws, ordinances and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

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

Insurance

Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, litigation management and loss reserving procedures to manage our exposure.

Employees

We currently have approximately 5,900 employees, of which approximately 4,400 are at the property level, performing various on-site functions, with the balance managing corporate and regional operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent approximately 150 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

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

Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•	changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect our profitability.

We intend to continue to redevelop certain of our properties. These activities are subject to the following risks:

•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	we may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	occupancy rates and rents at a property may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon an opportunity;

•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•	we may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations; and

•	loss of a key member of project team could adversely affect our ability to deliver redevelopment projects on time and within our budget.

If we are not successful in our acquisition of properties, our results of operations could be adversely affected.

The selective acquisition of properties is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire properties when such acquisitions increase our net income, Funds From Operations or net asset value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of a property may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the property.

Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties or prevent us from making distributions on our equity.

Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. For the year ended December 31, 2007, we had a ratio of free cash flow (net operating income less spending for capital replacements) to combined interest expense and preferred stock dividends of 1.6:1. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to us. As of December 31, 2007, substantially all of the properties that we owned or controlled were encumbered by debt.

Increases in interest rates would increase our interest expense.

As of December 31, 2007, we had approximately $1,754.4 million of variable-rate indebtedness outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $698.4 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate (previously the Bond Market Association index), which since 1981 has averaged 68% of the 30-day LIBOR rate. If this relationship continues, an increase in 30-day LIBOR of 1.0% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $15.3 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in 30-day LIBOR would result in our income before minority interests being reduced by $6.5 million on an annual basis.

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

Our apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and to increase or maintain rental rates. The current challenges in the credit and housing markets have increased housing inventory that competes with our apartment properties.

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

Real estate investments are relatively illiquid and cannot always be sold quickly. Our freedom to sell properties is also restricted by REIT tax rules. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. This could have a material adverse effect on our financial condition or results of operations.

We may be subject to litigation associated with partnership acquisitions that could increase our expenses and prevent completion of beneficial transactions.

We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships controlled by us that own apartment properties. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur additional costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.

We are self-insured for certain risks and the cost of insurance, increased claims activity or losses resulting from catastrophic events may affect our operating results and financial condition.

We are self-insured for a portion of our consolidated properties’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils. We recognize casualty losses or gains based on the net book value of the affected property and any related insurance proceeds. In many instances, the actual cost to repair or replace the property may exceed its net book value and any insurance proceeds. We also insure certain unconsolidated properties for a portion of their exposure to such losses. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our insurance obligations to unconsolidated properties and our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance (or reinsurance where we insure unconsolidated properties) to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks. The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations. We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our previous experience and assumptions.

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

Government housing regulations may limit the opportunities at some of our properties and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits.

We own consolidated and unconsolidated equity interests in certain properties and manage other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax-credit equity, or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes.

Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to our properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation or redevelopment of our properties.

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

We may fail to qualify as a REIT.

If we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income, and we will be subject to Federal income tax at regular corporate rates, including any applicable alternative minimum tax. This would substantially reduce our funds available for payment to our investors. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, our failure to qualify as a REIT would place us in default under our primary credit facilities.

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

The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2007, 426,157,736 shares were classified as Common Stock, of which 92,795,891 were outstanding, and 84,429,764 shares were classified as preferred stock, of which 24,950,200 were outstanding. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

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

Our properties are located in 46 states, the District of Columbia and Puerto Rico. As of December 31, 2007, our conventional properties are operated through 17 regional operating centers and our affordable properties are operated through three regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2007 and 2006:

	2007				2006
	Number of		Number		Number of	Number
Regional Operating Center(1)	Properties		of Units		Properties	of Units

Conventional:
Atlanta, GA	—	(2)	—	(2)	32	8,286
Boston, MA	16		5,745		16	5,745
Chicago, IL	27		7,835		30	8,339
Columbus, OH	28		9,185		34	9,664
Dallas, TX	31		6,934		36	8,026
Denver, CO	30		7,616		33	7,487
Houston, TX	30		8,008		37	9,776
Indianapolis, IN	28		11,107		33	12,318
Los Angeles, CA	43		11,370		39	10,867
Mid-Atlantic	43		12,203		—	—
New York, NY	22		957		12	589
Orlando, FL	31		8,187		29	8,041
Philadelphia, PA	14		5,216		16	7,493
Phoenix, AZ	23		6,051		28	7,544
Rockville, MD	27		10,758		29	12,157
South Florida	16		5,857		15	5,300
Tampa, FL	20		5,231		21	5,787
Tidewater, VA	—	(2)	—	(2)	28	7,618
East Redevelopment (3)	9		5,020		—	—

Total conventional owned and managed	438		127,280		468	135,037

Affordable:
Central	98		9,834		121	12,726
Northeast	64		9,348		87	12,551
West	83		11,022		63	6,908

Total affordable owned and managed	245		30,204		271	32,185

Owned but not managed	68		7,152		66	7,001
Property management	36		3,228		41	3,573
Asset management	382		35,176		410	38,617

Total	1,169		203,040		1,256	216,413

(1)	As our portfolio changes due to property acquisitions and dispositions, we periodically evaluate the organization of our regional operating centers, or ROCs. During 2006, we combined the Austin, TX and Dallas, TX ROCs and added a ROC in New York, NY.

(2)	During 2007, we combined the Atlanta, GA and Tidewater, VA ROCs to form the Mid-Atlantic ROC.

(3)	This management team is dedicated to the operations of certain properties being redeveloped.

At December 31, 2007, we owned an equity interest in and consolidated 657 properties containing 153,758 apartment units, which we refer to as “consolidated.” These consolidated properties contain, on average, 234 apartment units, with the largest property containing 2,877 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers and tennis courts. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III — Real Estate and

Accumulated Depreciation” in this Annual Report. At December 31, 2007, we held an equity interest in and did not consolidate 94 properties containing 10,878 apartment units, which we refer to as “unconsolidated.” In addition, we provided property management services for 36 properties containing 3,228 apartment units, and asset management services for 382 properties containing 35,176 apartment units. In certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2007, our consolidated properties were encumbered by aggregate mortgage indebtedness totaling $6,981.7 million having an aggregate weighted average interest rate of 5.86%. Such mortgage indebtedness was secured by 634 properties with a combined net book value of $9,203.7 million. Included in the 634 properties, we had a total of 53 mortgage loans on 47 properties, with an aggregate principal balance outstanding of $763.5 million, that were each secured by property and cross-collateralized with certain (but not all) other mortgage loans within this group of mortgage loans (see Note 6 of the consolidated financial statements in Item 8 for additional information about our indebtedness).

Item 3.	Legal Proceedings

See the information under the caption “Legal Matters” in Note 8 of the consolidated financial statements in Item 8 for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Our Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

				Dividends
			Dividends	Declared
			Declared	(per share,
Quarter Ended	High(2)	Low(2)	(per share)	adjusted)(3)

2007
December 31, 2007(1)	$49.15	$33.97	$3.11	$2.97
September 30, 2007	51.62	38.65	0.60	0.57
June 30, 2007	58.98	47.10	0.60	0.57
March 31, 2007	65.79	54.08	0.00	0.00
2006
December 31, 2006(4)	$59.17	$52.63	$1.20	$1.15
September 30, 2006	54.96	43.67	0.60	0.57
June 30, 2006	47.23	41.41	0.60	0.57
March 31, 2006	48.38	37.76	0.00	0.00

(1)	On December 21, 2007, our Board of Directors declared a special dividend of $2.51 per common share that was paid on January 30, 2008, to stockholders of record on December 31, 2007. This special dividend totaling approximately $232.9 million was paid part in cash (approximately $55.0 million) and part in shares of Common Stock (approximately $177.9 million, or 4,594,074 shares). Our Board of Directors declared the dividend during 2007 as a result of taxable gains from 2007 joint venture and property sales. Our Board of Directors anticipates that quarterly dividend declarations for the remainder of 2008 will occur on a schedule and in amounts consistent with 2007 (other than the special dividend). 2008 cash dividends at a $2.40 rate would be an effective 4.95% increase from 2007 cash dividends due to additional shares issued to holders pursuant to the special dividend.

(2)	High and low sales prices of our Common Stock have not been retroactively adjusted for the effect of additional shares of Common Stock issued pursuant to the special dividend discussed in Note (1) above.

(3)	Dividends declared per share have been retroactively adjusted for the effect of additional shares of Common Stock issued pursuant to the special dividend discussed in Note (1) above, which amounted to an approximate 4.95% stock dividend based on the outstanding shares of Common Stock as of the record date.

(4)	On December 19, 2006, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2006, that was paid on January 31, 2007, to stockholders of record on December 31, 2006. Our Board of Directors declared the dividend during 2006 as a result of taxable gains from 2006 property sales.

On February 25, 2008, the closing price of our Common Stock was $37.32 per share, as reported on the NYSE, and there were 91,736,837 shares of Common Stock outstanding, held by 3,728 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. We measure our profitability through Economic Income, which consists of cash dividends and changes in NAV. Future payment of dividends are at the discretion of our Board of Directors and will depend on numerous factors including our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as our Board of Directors deems relevant.

From time to time, we issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2007, approximately 1,000 and 493,000 shares of Common Stock were issued in exchange for common OP Units. During the three and twelve months ended December 31, 2007, zero and 900 shares of Common Stock were issued in exchange for preferred OP Units, respectively.

The following table summarizes repurchases of our equity securities in the quarter ended December 31, 2007(1):

					Total Number
			Total		Of Shares	Maximum Number
	Total		Number		Purchased	of Shares that
	Number	Average	of Shares	Average	As Part of Publicly	May Yet Be
	of Shares	Price Paid	Purchased	Price Paid	Announced Plans or	Purchased Under
Fiscal period(2)	Purchased	per Share	(adjusted)	per Share (adjusted)	Programs	Plans or Programs (3)

October 1 — October 31, 2007	0	N/A	0	N/A	0	12,278,216
November 1 — November 30, 2007	2,083,400	$37.86	2,186,528	$36.07	2,083,400	10,194,816
December 1 — December 31, 2007	1,951,400	36.67	2,047,994	34.94	1,951,400	8,243,416

Total	4,034,800	$37.28	4,234,522	$35.52	4,034,800

(1)	Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of December 31, 2007, we were authorized to repurchase approximately 8.2 million additional shares. On January 29, 2008, our Board of Directors increased the number of shares authorized for repurchase by 25.0 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. Between January 1, 2008 and February 15, 2008, we repurchased approximately 5.1 million shares of Common Stock for approximately $170.6 million, or $33.67 per share.

(2)	During the year ended December 31, 2007, we repurchased approximately 7.5 million shares of Common Stock for approximately $325.8 million, or $43.70 per share, or 7.8 million shares for $41.86 per share, as adjusted for the special dividend.

(3)	The number of shares authorized for repurchase was not affected by the special dividend.

(4)	Since we began repurchasing shares in the third quarter of 2006, we have repurchased approximately 14.8 million shares, or approximately 15.2% of the shares outstanding on July 31, 2006, at an average price of $41.60, or 15.3 million shares for $40.40 per share, as adjusted for the special dividend.

Dividend Payments

Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

Performance Graph

The following graph compares cumulative total returns for our Common Stock, the Standard & Poor’s 500 Total Return Index (the “S&P 500”), the NASDAQ Composite, the SNL REIT Residential Index and the MSCI US REIT Index. The SNL REIT Residential Index was prepared by SNL Securities, an independent research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in our Common Stock and in each index on December 31, 2002, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

Total Return Performance

	For the Years Ended December 31,
Index	2002	2003	2004	2005	2006	2007

Aimco	100.00	100.18	120.53	128.00	198.63	137.52
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL REIT Residential Index	100.00	125.91	167.00	189.72	265.40	199.09
MSCI US REIT	100.00	136.74	179.80	201.61	274.03	227.95
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

Source: (other than with respect to S&P 500) SNL Financial LC, Charlottesville, VA ©2008.

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

	For the Years Ended December 31,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
	(Dollar amounts in thousands, except per share data)

OPERATING DATA:
Total revenues	$1,721,184	$1,601,705	$1,345,692	$1,218,067	$1,149,762
Total operating expenses	(1,373,926)	(1,282,440)	(1,078,550)	(946,796)	(808,200)
Operating income	347,258	319,265	267,142	271,271	341,562
Income (loss) from continuing operations	(48,054)	(42,475)	(24,095)	57,505	54,732
Income from discontinued operations, net	77,965	219,262	95,077	209,949	104,125
Cumulative effect of change in accounting principle	—	—	—	(3,957)	—
Net income	29,911	176,787	70,982	263,497	158,857
Net income attributable to preferred stockholders	66,016	81,132	87,948	88,804	93,565
Net income (loss) attributable to common stockholders	(36,105)	95,655	(16,966)	174,693	65,292
OTHER INFORMATION:
Total consolidated properties (end of period)	657	703	619	676	679
Total consolidated apartment units (end of period)	153,758	162,432	158,548	169,932	174,172
Total unconsolidated properties (end of period)	94	102	264	330	441
Total unconsolidated apartment units (end of period)	10,878	11,791	35,269	44,728	62,823
Units managed (end of period)(2)	38,404	42,190	46,667	49,074	50,565
Earnings (loss) per common share — basic(3):
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.14)	$(1.23)	$(1.14)	$(0.32)	$(0.40)
Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)	$1.79	$0.67
Earnings (loss) per common share — diluted(3):
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$(1.14)	$(1.23)	$(1.14)	$(0.32)	$(0.40)
Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)	$1.79	$0.67
Dividends declared per common share(3)	$4.11	$2.29	$2.86	$2.29	$2.71
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$9,348,692	$8,758,689	$7,916,808	$7,391,386	$6,803,957
Total assets	10,606,532	10,289,775	10,019,160	10,074,316	10,087,394
Total indebtedness	7,531,782	6,633,528	5,829,625	5,170,676	4,851,112
Stockholders’ equity	1,749,704	2,339,892	2,716,103	3,008,160	2,860,657

(1)	Certain reclassifications have been made to conform to the 2007 presentation. These reclassifications primarily represent presentation changes related to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144.

(2)	The years ended 2007, 2006, 2005, 2004 and 2003 include 35,176, 38,617, 41,421, 41,233 and 39,428 units, respectively, for which we provide asset management services only, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

(3)	Per share amounts for each of the periods presented have been retroactively adjusted for the effect of 4,573,735 shares of Common Stock issued on January 30, 2008, pursuant to the special dividend declared by our Board of Directors on December 21, 2007 and paid to holders of record as of December 31, 2007 (see Note 1 to the consolidated financial statements in Item 8 for further discussion of the special dividend).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2007, we owned or managed 1,169 apartment properties containing 203,040 units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

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

Our focus in 2007 has been to enhance operations to improve and sustain resident satisfaction; obtain rate and occupancy increases to improve profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve liquidity through balance sheet management; expand our asset management business and transactions activity; and minimize our cost of capital. We believe that our efforts are having their intended effect, and have resulted in positive operating results and built the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

For 2008, our focus will continue to include the following: enhance operations to improve and sustain resident satisfaction; obtain rate and occupancy increases to improve profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; expand the use of tax credit equity to generate fees and finance redevelopment of affordable properties; and minimize our cost of capital.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying financial statements in Item 8.

Results of Operations

Overview

2007 compared to 2006

We reported net income of $29.9 million and net loss attributable to common stockholders of $36.1 million for the year ended December 31, 2007, compared to net income of $176.8 million and net income attributable to common stockholders of $95.7 million for the year ended December 31, 2006, decreases of $146.9 million and $131.8 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail below:

•	a decrease in income from discontinued operations, due primarily to decreases in net gains on dispositions of real estate;

•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, share repurchases and acquisitions; and

•	an increase in depreciation and amortization expense.

The effects of these items on our operating results were partially offset by an increase in net operating income associated with property operations, reflecting improved operations of our same store properties and other properties.

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

Business Segment Operating Results

We have two reportable segments: real estate (owning, operating and redeveloping apartments) and asset management (providing asset management and investment services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of certain of our property management services from the asset management segment to the real estate segment. In addition, the asset management segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment.

Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including NAV, Free Cash Flow, net operating income, FFO, and AFFO. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.

Real Estate Segment

Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.

The following table summarizes our real estate segment’s net operating income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Real estate segment revenues:
Rental and other property revenues	$1,640,506	$1,540,500	$1,283,815
Property management revenues, primarily from affiliates	6,923	12,312	24,528

	1,647,429	1,552,812	1,308,343
Real estate segment expenses:
Property operating expenses	768,457	709,694	599,208
Property management expenses	5,506	5,111	7,499

	773,963	714,805	606,707

Real estate segment net operating income	$873,466	$838,007	$701,636

Conventional Same Store Property Operating Results

Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as our conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized, and (iv) that have not been sold or classified as held for sale, in each case, throughout all periods presented. The following tables summarize the operations of our consolidated conventional rental property operations:

	Year Ended December 31,
	2007	2006	Change

Consolidated same store revenues	$1,110,079	$1,060,897	4.6%
Consolidated same store expenses	467,373	447,803	4.4%

Same store net operating income	642,706	613,094	4.8%
Reconciling items(1)	230,760	224,913	2.6%

Real estate segment net operating income	$873,466	$838,007	4.2%

Same store operating statistics:
Properties	347	347
Apartment units	103,629	103,629
Average physical occupancy	94.7%	94.5%	0.2%
Average rent/unit/month	$863	$833	3.6%

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, consolidated same store net operating income increased $29.6 million, or 4.8%. Revenues increased $49.2 million, or 4.6%, primarily due to higher average rent (up $30 per unit) and a $9.0 million increase in utility reimbursements. Expenses increased by $19.6 million, or 4.4%, primarily due to an $8.5 million increase in employee compensation and related expenses, $3.0 million increases in each of marketing expense and contract service expense, a $2.5 million increase in utilities and a $2.4 million increase in property insurance expense.

	Year Ended December 31,
	2006	2005	Change

Consolidated same store revenues	$960,887	$901,121	6.6%
Consolidated same store expenses	407,248	387,635	5.1%

Same store net operating income	553,639	513,486	7.8%
Reconciling items(1)	284,368	188,150	51.1%

Real estate segment net operating income	$838,007	$701,636	19.4%

Same store operating statistics:
Properties	315	315
Apartment units	95,227	95,227
Average physical occupancy	94.5%	92.5%	2.0%
Average rent/unit/month	$820	$790	3.8%

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties, including those properties consolidated as a result of the adoption of EITF 04-5) and casualty gains and losses.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, consolidated same store net operating income increased $40.2 million, or 7.8%. Revenues increased $59.8 million, or 6.6%, primarily due to higher occupancy (up 2.0%), higher average rent (up $30 per unit), and a $6.9 million increase in utility reimbursements. Expenses increased by $19.6 million, or 5.1%, primarily due to a $5.9 million increase in administrative expenses, a $5.8 million increase in real estate taxes, a $5.4 million increase in utilities and a $3.8 million increase in insurance.

Asset Management Segment

Our asset management segment includes activities related to our owned portfolio of properties as well as services provided to affiliated partnerships. Within our owned portfolio, these activities include strategic capital allocation decisions and portfolio management activities. We provide similar services to affiliated partnerships, together with such other services as property management, asset management, financial management, accounting, investor reporting, property debt financings, tax credit syndication, redevelopment and construction management. The expenses of this segment consist primarily of the costs of departments that perform transactional activities and asset management services. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.

Transactions occur on varying timetables; thus, the income varies from period to period. We have affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction within twelve months, or improvement in operations that generates sufficient cash to pay the fees.

The following table summarizes the net operating income from our asset management segment for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Activity fees and asset management revenues	$73,755	$48,893	$37,349
Activity and asset management expenses	23,102	17,342	19,316

Asset management segment net operating income	$50,653	$31,551	$18,033

For the year ended December 31, 2007, compared to the year ended December 31, 2006, net operating income from activity fees and asset management increased $19.1 million, or 60.5%. This increase is primarily attributable to a $9.6 million increase in promote income, an $8.6 million increase in asset management fees and an increase of $9.1 million in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements. These increases were partially offset by an increase in expenses and a decrease in other transaction fees.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, net operating income from activity fees and asset management increased $13.5 million, or 75.0%. This increase is primarily attributable to growth in our affordable housing tax credit syndication business, including a $4.3 million increase in syndication fees and a $4.6 million increase in other revenue earned in connection with these arrangements. The increase also reflects a $2.4 million increase in promote distributions from partnerships.

Other Operating Expenses (Income)

Depreciation and Amortization

For the year ended December 31, 2007, compared to the year ended December 31, 2006, depreciation and amortization increased $35.1 million, or 7.7%. This increase reflects depreciation of $23.7 million for newly acquired properties, completed redevelopments and other capital projects recently placed in service. Depreciation also increased by approximately $8.6 million as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or to zero in connection with a planned demolition (see Capital Expenditures and Related Depreciation in Note 2 to the consolidated financial statements in Item 8).

For the year ended December 31, 2006, compared to the year ended December 31, 2005, depreciation and amortization increased $80.2 million, or 21.5%. This increase was principally due to $31.0 million of depreciation for newly consolidated properties, particularly properties that were consolidated in 2006 in connection with the adoption of EITF 04-5 (see Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8) and $44.4 million of depreciation related to assets recently placed in service, including acquired properties, redevelopment projects and other capital expenditures. Additionally, a $4.8 million increase resulted from a change effective July 1, 2005 in estimated useful lives that apply to capitalized payroll and certain indirect costs (see Capital Expenditures and Related Depreciation in Note 2 of the consolidated financial statements in Item 8).

General and Administrative Expenses

For the year ended December 31, 2007, compared to the year ended December 31, 2006, general and administrative expenses decreased $0.9 million, or 1.0%. This decrease is primarily due to a reduction in variable compensation, partially offset by an increase in salaries and benefits (net of capitalization) related to additional redevelopment personnel and an increase in director compensation resulting from the addition of two new board members.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, general and administrative expenses increased $7.1 million, or 8.6%. This increase reflects a $9.6 million increase in employee compensation and related costs, including higher stock-based compensation and variable compensation based on achievement of established performance targets. The increase was partially offset by a $3.9 million decrease in legal, audit and consulting expenses.

Other Expenses (Income), Net

Other expenses (income), net includes the income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, other expenses (income), net changed favorably by $7.6 million. The net favorable change reflects an $8.7 million increase in income tax benefits related to losses of our taxable subsidiaries, a $2.9 million charge recorded in 2006 related to the valuation of the High Performance Units (see Note 10 to the consolidated financial statements in Item 8) and a

$1.7 million charge for one-time benefits to certain employees terminated in 2006 that did not recur in 2007. Other expenses (income), net for the year ended December 31, 2007, also includes $3.6 million related to the transfer of certain property rights to an unrelated party. These favorable changes were partially offset by unfavorable changes related our self insurance activities, including a $7.9 million increase in claims on our consolidated properties in excess of reimbursements from third parties, and the settlement of certain litigation matters which resulted in a $2.5 million unfavorable change during the year ended December 31, 2007.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, other expenses (income), net changed unfavorably by $10.4 million. This decrease was primarily attributable to a $4.2 million decrease in the income tax benefit for our continuing operations, reflecting smaller losses of our taxable subsidiaries, an increase of $3.3 million in partnership expenses resulting from properties newly consolidated in 2006, and a $2.9 million charge recorded in 2006 related to the valuation of the High Performance Units (see Note 10 to the consolidated financial statements in Item 8).

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

For the year ended December 31, 2007, compared to the year ended December 31, 2006, interest income increased $8.5 million, or 25.0%. This increase is primarily due to $5.9 million of interest income earned during 2007 on loans collateralized by properties in West Harlem in New York City, which were funded in November 2006, and an increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction and certain property sales during 2007.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, interest income increased $2.6 million, or 8.1%. This increase reflects $8.0 million in interest income on cash and restricted cash balances of newly consolidated properties, particularly properties consolidated as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 the consolidated financial statements in Item 8). The increase also reflects a $4.6 million increase in interest income related to increased balances of notes receivable from non-affiliates (see Note 5 to the consolidated financial statements in Item 8) and $4.2 million of accretion income in connection with two property sales in 2006. These increases were largely offset by the elimination of $14.0 million in interest income on notes receivable from real estate partnerships that were consolidated in 2006 in connection with the adoption of EITF 04-5.

Interest Expense

For the year ended December 31, 2007, compared to the year ended December 31, 2006, interest expense, which includes the amortization of deferred financing costs, increased $30.7 million, or 7.8%. Interest on property debt increased $33.8 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by lower weighted average rates. Corporate interest increased by $3.1 million as a result of higher weighted average rates and a higher average balance during the year ended December 31, 2007. These increases were partially offset by a $6.2 million increase in capitalized interest related to increased levels of redevelopment and entitlement activities.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, interest expense, which includes the amortization of deferred financing costs, increased $60.7 million, or 18.4%. This increase reflects $28.4 million in interest expense of newly consolidated properties, particularly those consolidated as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 the consolidated financial statements in Item 8). Additionally, interest expense on property debt increased by $33.9 million due to higher interest rates on variable rate loans, higher average balances related to refinancings and acquisitions. Corporate interest increased by $1.8 million as a result of higher weighted average rates and a higher average balance during the year ended December 31, 2006. These increases were partially offset by a $6.8 million increase in capitalized interest, related to increased levels of redevelopment and entitlement activities.

Deficit Distributions to Minority Partners

When real estate partnerships that are consolidated in our financial statements disburse cash to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, deficit distributions to minority partners increased $18.3 million, or 88.2%. This increase reflects higher levels of distributions to minority interests in 2007, including several large distributions in connection with debt refinancing transactions.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, deficit distributions to minority partners increased $9.3 million, or 80.8%. This increase reflects higher levels of distributions to minority interests in 2006, including several large distributions in connection with debt refinancing transactions.

Gain on Dispositions of Unconsolidated Real Estate and Other

Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. For the year ended December 31, 2007, gain on dispositions of unconsolidated real estate and other also includes a gain on extinguishment of debt. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, gain on dispositions of unconsolidated real estate and other increased $4.9 million, or 18.4%. This increase is primarily related to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership (see Note 3 to the consolidated financial statements in Item 8) and the recognition of $7.2 million of non-refundable fees and deposits related to certain property transactions (see Note 3 to the consolidated financial statements in Item 8) in 2007 relative to net gains of $26.8 million during the year ended December 31, 2006, on the sale of parcels of land, interests in unconsolidated real estate properties and an interest in an unconsolidated joint venture that owned and operated several student housing properties.

For the year ended December 31, 2006, as compared to the year ended December 31, 2005, gain on dispositions of unconsolidated real estate and other increased $9.7 million. This increase is primarily attributable to an $11.0 million gain on the disposition of our interest in an unconsolidated joint venture that owned and operated several student housing properties.

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

For the year ended December 31, 2007, compared to the year ended December 31, 2006, minority interest in consolidated real estate partnerships changed favorably by $10.3 million. This change is primarily attributable to our revised accounting treatment for tax credit arrangements (see Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8) which resulted in the reversal in 2006 of a previously recognized benefit of $9.0 million for losses of tax credit partnerships that were allocated to minority interests in prior years, but which are absorbed by us under our revised accounting treatment. This favorable change was in addition to a net decrease in the minority interest share of other real estate partnership losses.

For the year ended December 31, 2006, compared to the year ended December 31, 2005, minority interest in consolidated real estate partnerships changed unfavorably by $17.2 million. This change is primarily attributable to our recognition of $24.6 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006 (see Adoption of EITF 04-5 in Note 2 to the consolidated financial statements in Item 8). The change also reflects differences related to our revised accounting treatment for tax credit arrangements (see Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8), including (i) the reversal in 2006 of a previously recognized benefit of $9.0 million for losses of tax credit partnerships that were allocated to minority interests in prior years, but which are absorbed by us under our revised accounting treatment and (ii) a $6.7 million benefit recognized in 2005 for losses allocated to minority interests in tax credit partnerships, while no comparable amount was recognized in 2006 under our revised accounting treatment. These unfavorable changes were partially offset by a $23.1 million net increase in the minority interest share of other real estate partnership losses.

Income from Discontinued Operations, Net

The results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property, and any related minority interest. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of properties held for sale are reported in discontinued operations.

For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations, net totaled $78.0 million, $219.3 million and $95.1 million, respectively. The $141.3 million decrease in income from discontinued operations from 2006 to 2007 was principally due to a $194.5 million decrease in gain on dispositions of real estate, net of minority partners’ interests and a $19.5 million decrease in operating income, offset by a $22.9 million decrease in interest expense, a $30.8 million favorable change in income tax arising from disposals and a $22.9 million gain on extinguishment of debt related to mortgage loans secured by the eight VMS properties sold to third parties during 2007 (see Note 3 to the consolidated financial statements in Item 8). The $124.2 million increase in income from discontinued operations from 2005 to 2006 was principally due to a $155.0 million increase in gain on dispositions of real estate, net of minority partners’ interests, a $26.4 million decrease in interest expense and an impairment recovery of $0.4 million in 2006 versus an impairment charge of $3.8 million in 2005, offset by a $23.7 million decrease in operating income, a $28.4 million increase in income tax arising from disposals and a $12.6 million increase in minority interest in the Aimco Operating Partnership.

During 2007, we sold 73 consolidated properties, resulting in a net gain on sale of approximately $63.2 million (which is net of $2.1 million of related income taxes). Additionally, we recognized $0.1 million in impairment recoveries on assets sold in 2007 and $0.4 million of net recoveries of deficit distributions to minority partners. During 2006, we sold 77 consolidated properties and the South Tower of the Flamingo South Beach property, resulting in a net gain on sale of approximately $226.9 million (which is net of $32.9 million of related income taxes). Additionally, we recognized $0.4 million in impairment recoveries on assets sold in 2006 and $15.7 million of net recoveries of deficit distributions to minority partners. During 2005, we sold 83 consolidated properties, resulting in a net gain on sale of approximately $100.3 million (which is net of $4.5 million of related income taxes). Additionally, we recognized $3.8 million in impairment losses on assets sold or held for sale in 2005 and $14.5 million of net recoveries of deficit distributions to minority partners. For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations includes the operating results of the properties sold during these years as well the operating results of three properties classified as held for sale at December 31, 2007.

Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period (see Note 13 of the consolidated financial statements in Item 8 for additional information on discontinued operations).

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

From time to time, we have non-revenue producing properties that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment properties by comparing our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment property upon completion to the carrying amount. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration.

At December 31, 2007, we evaluated our Lincoln Place property in Venice, CA and determined that the carrying amount of $189.3 million was recoverable based on our probability-weighted assessment of undiscounted cash flows. Plans to develop Lincoln Place have been the subject of controversy and litigation, which reduces its market value and may result in a future impairment.

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

Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2007 and 2005, we recorded net impairment losses of $6.6 million and $6.1 million, respectively, related to properties to be held and used. For the year ended December 31, 2006, we recorded net recoveries of previously recorded impairment losses of $0.8 million.

Notes Receivable and Interest Income Recognition

Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. Notes receivable from non-affiliates consists of notes receivable from unrelated third parties. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors, some of whose positions we generally acquired at a discount, which we refer to as “discounted notes.”

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

During the years ended December 31, 2007 and 2006, we recorded net provisions for losses on notes receivable of $4.0 million and $2.8 million, respectively, and during the year ended December 31, 2005, we recorded net recoveries of previously recorded provisions for losses on notes receivable of $1.4 million. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the regional operating center and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses (see Capital Expenditures and Related Depreciation in Note 2 to the consolidated financial statements in Item 8).

For the years ended December 31, 2007, 2006 and 2005, for continuing and discontinued operations, we capitalized $30.8 million, $24.7 million and $18.1 million, respectively, of interest costs, and $78.1 million, $66.2 million and $53.3 million, respectively, of site payroll and indirect costs, respectively.

Funds From Operations

FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002, White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the years ended December 31, 2007, 2006 and 2005, our FFO is calculated as follows (in thousands):

	2007	2006	2005

Net income (loss) attributable to common stockholders(1)	$(36,105)	$95,655	$(16,966)
Adjustments:
Depreciation and amortization(2)	487,822	452,741	372,526
Depreciation and amortization related to non-real estate assets	(21,258)	(25,511)	(29,496)
Depreciation of rental property related to minority partners and unconsolidated entities(3)(4)	(32,150)	(7,314)	(8,131)
Depreciation of rental property related to minority partners’ interest — adjustment(5)	—	7,377	—
Gain on dispositions of unconsolidated real estate and other	(31,777)	(26,845)	(17,152)
Gain on dispositions of non-depreciable assets and debt extinguishment gain	26,702	11,526	2,480
Deficit distributions to minority partners(6)	39,150	20,802	11,505
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest(3)	(65,378)	(259,855)	(104,807)
Depreciation of rental property, net of minority partners’ interest(3)(4)	(8,385)	35,487	63,083
Recovery of deficit distributions to minority partners, net(6)	(390)	(15,724)	(14,493)
Income tax arising from disposals	2,135	32,918	4,481
Minority interest in Aimco Operating Partnership’s share of above adjustments	(36,830)	(21,721)	(28,382)
Preferred stock dividends	63,381	74,284	86,825
Preferred stock redemption related costs	2,635	6,848	1,123

Funds From Operations	$389,552	$380,668	$322,596
Preferred stock dividends	(63,381)	(74,284)	(86,825)
Preferred stock redemption related costs	(2,635)	(6,848)	(1,123)
Dividends/distributions on dilutive preferred securities	1,875	202	168

Funds From Operations attributable to common stockholders — diluted	$325,411	$299,738	$234,816

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding(8):
Common shares and equivalents(7)	102,017	103,161	98,996
Dilutive preferred securities	609	75	78

Total	102,626	103,236	99,074

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	Adjustments related to minority partners’ share of depreciation of rental property for the year ended December 31, 2007, include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 3 to the consolidated financial statements in Item 8). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the year ended December 31, 2007, was an increase of $9.3 million ($8.4 million after Minority Interest in Aimco Operating Partnership).

(5)	Represents prior period depreciation of certain tax credit redevelopment properties that Aimco included in an adjustment to minority interest in real estate partnerships for the year ended December 31, 2006 (see Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8). This prior period depreciation is added back to determine FFO in accordance with the NAREIT White Paper.

(6)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(7)	Represents the denominator for earnings per common share — diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.

(8)	Weighted average common shares, common share equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of 4,573,735 shares of Common Stock issued pursuant to the special dividend discussed in Note 1 to the consolidated financial statements in Item 8.

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

Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, repurchases of shares of our Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and our cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

At December 31, 2007, we had $210.5 million in cash and cash equivalents, a decrease of $19.4 million from December 31, 2006. At December 31, 2007, we had $319.0 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.

Operating Activities

For the year ended December 31, 2007, our net cash provided by operating activities of $465.5 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $53.4 million compared with the year ended December 31, 2006, driven by cash from changes in operating assets and liabilities of $12.6 million in 2007 compared to $65.7 million in 2006.

Investing Activities

For the year ended December 31, 2007, our net cash used in investing activities of $271.6 million primarily resulted from investments in our existing real estate assets through capital spending as well as the acquisition of 16 properties and purchases of interests in real estate partnerships (see Note 3 to the consolidated financial statements in Item 8 for further information on acquisitions), partially offset by proceeds received from the sales of properties and the sales of partnership interests.

Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2007, we sold 73 consolidated properties for an aggregate sales price of $493.5 million, generating proceeds totaling $431.9 million after the payment of transaction costs and the buyers’ assumption of debt. Sales proceeds were used to repay property level debt, repay borrowings under our revolving credit facility, repurchase shares of our Common Stock and for other corporate purposes.

We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns. We plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, repurchase shares of our Common Stock, and for other operating needs and corporate purposes.

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

CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI excludes capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent costs incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the year ended December 31, 2007, we spent a total of $102.6 million, $123.7 million, $12.7 million, $352.8 million and $26.3 million on CR, CI, casualties, redevelopment and entitlement, respectively.

The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the year ended December 31, 2007, on a total dollar basis. Per unit numbers for CR and CI are based on approximately 132,862 average units for the year including 115,046 conventional units and 17,817 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-

managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s Share of
	Expenditures	Per Effective Unit

Capital Replacements Detail:
Building and grounds	$43,579	$328
Turnover related	45,635	343
Capitalized site payroll and indirect costs	13,398	101

Our share of Capital Replacements	$102,612	$772

Capital Replacements:
Conventional	$95,329	$829
Affordable	7,283	$409

Our share of Capital Replacements	102,612	$772

Capital Improvements:
Conventional	113,977	$991
Affordable	9,684	$544

Our share of Capital Improvements	123,661	$931

Casualties:
Conventional	11,404
Affordable	1,313

Our share of casualties	12,717

Redevelopment:
Conventional projects	290,898
Tax credit projects	61,919

Our share of redevelopment	352,817

Entitlement	26,304

Our share of capital expenditures	618,111
Plus minority partners’ share of consolidated spending	72,358
Less our share of unconsolidated spending	(750)

Total capital expenditures per consolidated statement of cash flows	$689,719

Included in the above spending for CI, casualties, redevelopment and entitlement, was approximately $68.1 million of our share of capitalized site payroll and indirect costs related to these activities for the year ended December 31, 2007.

We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under our Credit Facility, as discussed below.

Financing Activities

For the year ended December 31, 2007, net cash used in financing activities of $213.3 million primarily related to repayments of property loans, distributions to minority interests, payment of common and preferred dividends, repurchases of Common Stock and redemption of the Class W Cumulative Convertible Preferred Stock. Proceeds from property loans and stock option exercises partially offset the cash outflow.

Mortgage Debt

At December 31, 2007 and 2006, we had $7.0 billion and $6.3 billion, respectively, in consolidated mortgage debt outstanding, which included $11.6 million and $239.2 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the year ended December 31, 2007, we refinanced or closed mortgage loans on 144 consolidated properties generating $1,795.5 million of proceeds from borrowings with a weighted average interest rate of 6.09%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $864.2 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities, generally not to increase loan-to-value, but as a means to monetize asset appreciation.

Credit Facility

We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement.

During the year ended December 31, 2007, we amended various terms in our Credit Agreement which included (i) an increase in aggregate commitments; (ii) a modification of the capitalization rate used in the calculation of certain financial covenants; (iii) a modification to permit proceeds of loans under the Credit Agreement to be used to repurchase equity interests of the borrowers, including our Common Stock, and provide that the purchase of such equity interests is not restricted as long as no default or event of default under the Credit Agreement exists; and (iv) elimination of the limitation on incurrence of indebtedness that is pari passu with the Credit Agreement.

The Credit Agreement was expanded from total commitments of $850.0 million to $1.125 billion. Prior to the amendments, the Credit Agreement was comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. In connection with the amendments, we obtained an additional term loan of $75.0 million with a one year term and pricing equal to LIBOR plus 1.375%, or a base rate at our option, and additional revolving loan commitments totaling $200.0 million with the same maturity and pricing as the existing revolving loan commitments. We may extend the $75.0 million term loan for one year, subject to the satisfaction of certain conditions including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding. We are also permitted to increase the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $175.0 million, subject to receipt of commitments from lenders and other customary conditions.

At December 31, 2007, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 6.38%. At December 31, 2007, the revolving loan commitments were $650.0 million and had no outstanding principal balance. The amount available under the revolving loan commitments at December 31, 2007, was $606.5 million (after giving effect to $43.5 million outstanding for undrawn letters of credit issued under the revolving loan commitments).

Equity Transactions

On December 21, 2007, our Board of Directors declared a special dividend of $2.51 per share payable on January 30, 2008 to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23-24, 2008, or $38.71 per share.

After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted.

During the year ended December 31, 2007, we redeemed all outstanding shares of our privately held 8.1% Class W Cumulative Convertible Preferred Stock for an aggregate redemption price of approximately $102.0 million, excluding accrued and unpaid dividends through the date of redemption (see Preferred Stock in Note 11 to the consolidated financial statements in Item 8 for additional information about our preferred stock transactions during 2007).

Under our shelf registration statement, as of December 31, 2007, we had available for issuance approximately $877.0 million of debt and equity securities and the Aimco Operating Partnership had available for issuance $500.0 million of debt securities. At January 30, 2008, following the issuance of additional shares of Common Stock pursuant to the special dividend discussed above, we had available for issuance approximately $699.1 million of debt and equity securities.

Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the year ended December 31, 2007, we repurchased approximately 7.5 million shares of Common Stock (7.8 million shares after the effect of the special dividend) for approximately $325.8 million. As of December 31, 2007, we were authorized to repurchase approximately 8.2 million additional shares of our Common Stock under an authorization that has no expiration date. On January 29, 2008, our Board of Directors increased the number of shares authorized for repurchase by 25.0 million shares. Between January 1, 2008 and February 15, 2008, we repurchased approximately 5.1 million shares of Common Stock for approximately $170.6 million, or $33.67 per share. Future repurchases may be made from time to time in the open market or in privately negotiated transactions.

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2007 (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	One Year	Years	Years	5 Years

Scheduled long-term debt maturities	$7,056,782	$455,776	$1,170,581	$983,860	$4,446,565
Term loans	475,000	—	75,000	400,000	—
Redevelopment and other construction commitments	151,953	145,552	6,401	—	—
Leases for space occupied	39,668	9,001	13,766	10,214	6,687
Other obligations(1)	6,200	6,200	—	—	—

Total	$7,729,603	$616,529	$1,265,748	$1,394,074	$4,453,252

(1)	Represents a commitment to fund $6.2 million in second mortgage loans on certain properties in West Harlem, New York City.

In addition, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Future Capital Needs

In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, additional redevelopment projects and capital improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.

In 2008, we expect to invest between $250.0 and $300.0 million in conventional redevelopment projects and we expect to invest approximately $72.0 million in affordable redevelopment projects, predominantly funded by third-party tax credit equity.

Off-Balance Sheet Arrangements

We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests range typically from less than 1% up to 50%. However, based on the provisions of the relevant partnership agreements, we are not deemed to be the primary beneficiary or to have control of these partnerships sufficient to require or permit consolidation for accounting purposes (see Note 2 of the consolidated financial statements in Item 8). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements (see Note 4 of the consolidated financial statements in Item 8 for additional information about our investments in unconsolidated real estate partnerships).

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

We had $1,754.4 million of floating rate debt outstanding at December 31, 2007. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($698.4 million), floating rate secured notes ($572.5 million), and term loans ($475.0 million). Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate (previously the Bond Market Association index), which since 1981 has averaged 68% of the 30-day LIBOR rate. If this relationship continues, an increase in 30-day LIBOR of 1.0% (0.68% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $15.3 million on an annual basis. This would be offset by variable rate interest income earned on certain assets, including cash and cash equivalents and notes receivable, as well as interest that is capitalized on a portion of this variable rate debt incurred in connection with our redevelopment activities. Considering these offsets, the same increase in 30-day LIBOR would result in our income before minority interests and cash flows being reduced by $6.5 million on an annual basis. Comparatively, if 30-day LIBOR had increased by 1% in 2006, our income before minority interests and cash flows, after considering such offsets would have been reduced by $8.5 million on an annual basis. The potential reduction of income before minority interests was higher in 2007 as compared to 2006 primarily due to higher floating rate balances resulting from refinancing of certain fixed rate mortgages and increases in our use of total rate of return swaps to effectively convert higher fixed rate debt to lower variable rates benchmarked against the BMA index (see Note 2 to the consolidated financial statements in Item 8 for further discussion of total rate of return swaps).

We believe that the fair values of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of December 31, 2007, approximate their carrying values. The fair value for our fixed-rate debt agreements was estimated based on the market rate for debt with the same or similar terms. The combined carrying amount of our fixed-rate secured tax-exempt bonds and fixed-rate secured notes payable at December 31, 2007 was $5.7 billion compared to the estimated fair value of $5.8 billion (see Note 2 to the consolidated financial statements in Item 8). If market rates for our fixed-rate debt were higher by 1%, the estimated fair value of our fixed-rate debt would have decreased from $5.8 billion to $5.5 billion. If market rates for our fixed-rate debt were lower by 1%, the estimated fair value of our fixed-rate debt would have increased from $5.8 billion to $6.1 billion.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during fourth quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors Apartment Investment and Management Company

We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Apartment Investment and Management Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apartment Investment and Management Company as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is presented under the captions “Board of Directors and Officers,” “Corporate Governance Matters — Code of Ethics,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Nominating and Corporate Governance Committee,” “Corporate Governance Matters — Audit Committee,” and “Corporate Governance Matters — Audit Committee Financial Expert” in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is presented under the captions “Compensation Discussion and Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at Fiscal Year End 2007,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” and “Corporate Governance Matters — Director Compensation” in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters — Independence of Directors” in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

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

(a)(3) The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by this reference)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)
10.2	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)
10.3	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.4	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.5	Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 10-K, dated March 22, 2006, is incorporated herein by this reference)
10.6	Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)
10.7	Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)

Exhibit No.	Description

10.8	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.9	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.10	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)
10.11	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.12	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.13	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.14	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.15	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
10.16	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.17	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.18	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apartment Investment and
Management Company

/s/ Terry Considine
Terry Considine
Chairman of the Board,
Chief Executive Officer and President

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Considine Terry Considine	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	February 29, 2008

/s/ Thomas M. Herzog Thomas M. Herzog	Executive Vice President and Chief Financial Officer (principal financial officer)	February 29, 2008

/s/ Scott W. Fordham Scott W. Fordham	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 29, 2008

/s/ James N. Bailey James N. Bailey	Director	February 29, 2008

/s/ Richard S. Ellwood Richard S. Ellwood	Director	February 29, 2008

/s/ Thomas L. Keltner Thomas L. Keltner	Director	February 29, 2008

/s/ J. Landis Martin J. Landis Martin	Director	February 29, 2008

/s/ Robert A. Miller Robert A. Miller	Director	February 29, 2008

/s/ Thomas L. Rhodes Thomas L. Rhodes	Director	February 29, 2008

/s/ Michael A. Stein Michael A. Stein	Director	February 29, 2008

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Investment and Management Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apartment Investment and Management Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 29, 2008

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In thousands, except share data)

	2007	2006

ASSETS
Real estate:
Buildings and improvements	$9,724,669	$9,105,284
Land	2,659,265	2,355,497

Total real estate	12,383,934	11,460,781
Less accumulated depreciation	(3,035,242)	(2,702,092)

Net real estate	9,348,692	8,758,689
Cash and cash equivalents	210,461	229,824
Restricted cash	318,959	346,029
Accounts receivable, net	71,463	87,166
Accounts receivable from affiliates, net	34,958	19,370
Deferred financing costs	79,923	70,418
Notes receivable from unconsolidated real estate partnerships, net	35,186	40,641
Notes receivable from non-affiliates, net	143,054	139,352
Investment in unconsolidated real estate partnerships	117,217	39,000
Other assets	207,857	202,759
Deferred income tax assets, net	14,426	—
Assets held for sale	24,336	356,527

Total assets	$10,606,532	$10,289,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$941,555	$926,952
Property loans payable	6,040,170	5,098,916
Term loans	475,000	400,000
Credit facility	—	140,000
Other borrowings	75,057	67,660

Total indebtedness	7,531,782	6,633,528

Accounts payable	56,792	54,972
Accrued liabilities and other	449,485	409,990
Deferred income	202,392	142,260
Security deposits	49,469	42,401
Deferred income tax liabilities, net	—	4,379
Liabilities related to assets held for sale	11,867	264,757

Total liabilities	8,301,787	7,552,287

Minority interest in consolidated real estate partnerships	441,778	212,149
Minority interest in Aimco Operating Partnership	113,263	185,447
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, perpetual	723,500	723,500
Preferred Stock, convertible	—	100,000
Class A Common Stock, $.01 par value, 426,157,736 shares authorized, 96,130,586 and 101,614,954 shares issued and outstanding, at December 31, 2007 and 2006, respectively	961	1,016
Additional paid-in capital	3,049,417	3,272,496
Notes due on common stock purchases	(5,441)	(4,714)
Distributions in excess of earnings	(2,018,733)	(1,752,406)

Total stockholders’ equity	1,749,704	2,339,892

Total liabilities and stockholders’ equity	$10,606,532	$10,289,775

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

REVENUES:
Rental and other property revenues	$1,640,506	$1,540,500	$1,283,815
Property management revenues, primarily from affiliates	6,923	12,312	24,528
Activity fees and asset management revenues	73,755	48,893	37,349

Total revenues	1,721,184	1,601,705	1,345,692

OPERATING EXPENSES:
Property operating expenses	768,457	709,694	599,208
Property management expenses	5,506	5,111	7,499
Activity and asset management expenses	23,102	17,342	19,316
Depreciation and amortization	487,822	452,741	372,526
General and administrative expenses	89,251	90,149	83,012
Other expenses (income), net	(212)	7,403	(3,011)

Total operating expenses	1,373,926	1,282,440	1,078,550

Operating income	347,258	319,265	267,142
Interest income	42,539	34,043	31,489
Recovery of (provision for) losses on notes receivable, net	(3,951)	(2,785)	1,365
Interest expense	(422,130)	(391,465)	(330,717)
Deficit distributions to minority partners	(39,150)	(20,802)	(11,505)
Equity in losses of unconsolidated real estate partnerships	(277)	(2,070)	(3,139)
Real estate impairment (losses) recoveries, net	(6,638)	813	(6,120)
Gain on dispositions of unconsolidated real estate and other	31,777	26,845	17,152

Loss before minority interests and discontinued operations	(50,572)	(36,156)	(34,333)
Minority interests:
Minority interest in consolidated real estate partnerships	(2,036)	(12,338)	4,820
Minority interest in Aimco Operating Partnership, preferred	(7,128)	(7,153)	(7,226)
Minority interest in Aimco Operating Partnership, common	11,682	13,172	12,644

Total minority interests	2,518	(6,319)	10,238

Loss from continuing operations	(48,054)	(42,475)	(24,095)
Income from discontinued operations, net	77,965	219,262	95,077

Net income	29,911	176,787	70,982
Net income attributable to preferred stockholders	66,016	81,132	87,948

Net income (loss) attributable to common stockholders	$(36,105)	$95,655	$(16,966)

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(1.14)	$(1.23)	$(1.14)
Income from discontinued operations	0.78	2.18	0.97

Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(1.14)	$(1.23)	$(1.14)
Income from discontinued operations	0.78	2.18	0.97

Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)

Weighted average common shares outstanding	99,629	100,280	98,397

Weighted average common shares and equivalents outstanding	99,629	100,280	98,397

Dividends declared per common share	$4.11	$2.29	$2.86

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

						Notes
			Class A			Due on
	Preferred Stock		Common Stock		Additional	Common	Distributions
	Shares		Shares		Paid-in	Stock	in Excess of
	Issued	Amount	Issued	Amount	Capital	Purchases	Earnings	Total

Balances at December 31, 2004 (before special dividend)	39,575	$1,041,500	94,854	$949	$3,050,333	$(36,725)	$(1,047,897)	$3,008,160
Common Stock issued pursuant to special dividend (Note 1)	—	—	4,698	47	177,067	—	(177,114)	—

Balances at December 31, 2004 (after special dividend)	39,575	1,041,500	99,552	996	3,227,400	(36,725)	(1,225,011)	3,008,160
Redemption of Preferred Stock	(1,250)	(31,250)	—	—	1,123	—	(1,123)	(31,250)
Redemption of Aimco Operating Partnership units for Common Stock	—	—	447	4	16,890	—	—	16,894
Preferred Stock issuance costs	—	—	—	—	(409)	—	—	(409)
Repayment of notes receivable from officers	—	—	—	—	—	12,255	—	12,255
Officer and employee stock awards and purchases, net	—	—	398	4	2,219	(1,441)	—	782
Stock options exercised	—	—	68	—	2,315	—	—	2,315
Purchase of Oxford warrants	—	—	—	—	(1,050)	—	—	(1,050)
Common Stock issued as consideration for acquisition of interest in real estate	—	—	8	—	310	—	—	310
Amortization of stock option and restricted stock compensation cost	—	—	—	—	9,975	—	—	9,975
Net income	—	—	—	—	—	—	70,982	70,982
Common Stock dividends	—	—	—	—	—	—	(284,254)	(284,254)
Preferred Stock dividends	—	—	—	—	—	—	(88,607)	(88,607)

Balances at December 31, 2005	38,325	1,010,250	100,473	1,004	3,258,773	(25,911)	(1,528,013)	2,716,103
Cumulative effect of change in accounting principle — adoption of EITF 04-5	—	—	—	—	—	—	(75,012)	(75,012)
Issuance of 200 shares of CRA Preferred Stock	—	100,000	—	—	(2,509)	—	—	97,491
Redemption of Preferred Stock	(11,470)	(286,750)	—	—	6,848	—	(6,848)	(286,750)
Redemption of Aimco Operating Partnership units for Common Stock	—	—	104	1	4,560	—	—	4,561
Repurchases of Common Stock	—	—	(2,415)	(24)	(120,235)	—	—	(120,259)
Repayment of notes receivable from officers	—	—	—	—	—	21,844	—	21,844
Officer and employee stock awards and purchases, net	—	—	479	5	678	(647)	—	36
Stock options exercised	—	—	2,966	30	107,574	—	—	107,604
Excess income tax benefits related to stock-based compensation and other	—	—	—	—	454	—	—	454
Common Stock issued as consideration for acquisition of interest in real estate	—	—	8	—	479	—	—	479
Amortization of stock option and restricted stock compensation cost	—	—	—	—	15,874	—	—	15,874
Net income	—	—	—	—	—	—	176,787	176,787
Common Stock dividends	—	—	—	—	—	—	(232,185)	(232,185)
Preferred Stock dividends	—	—	—	—	—	—	(87,135)	(87,135)

Balances at December 31, 2006	26,855	823,500	101,615	1,016	3,272,496	(4,714)	(1,752,406)	2,339,892
Redemption of Preferred Stock	(1,905)	(100,000)	—	—	635	—	(2,635)	(102,000)
Cumulative effect of change in accounting principle — adoption of FIN 48	—	—	—	—	—	—	(764)	(764)
Redemption of Aimco Operating Partnership units for Common Stock	—	—	494	5	27,848	—	—	27,853
Repayment of notes receivable from officers	—	—	—	—	—	1,659	—	1,659
Officer and employee stock awards and purchases, net	—	—	330	3	2,555	(2,386)	—	172
Stock options exercised	—	—	1,473	15	53,704	—	—	53,719
Repurchases of Common Stock	—	—	(7,781)	(78)	(325,744)	—	—	(325,822)
Amortization of stock option and restricted stock compensation cost	—	—	—	—	19,224	—	—	19,224
Reversal of excess income tax benefits related to stock-based compensation and other	—	—	—	—	(1,301)	—	—	(1,301)
Net income	—	—	—	—	—	—	29,911	29,911
Common Stock dividends	—	—	—	—	—	—	(228,022)	(228,022)
Preferred Stock dividends	—	—	—	—	—	—	(64,817)	(64,817)

Balances at December 31, 2007	24,950	$723,500	96,131	$961	$3,049,417	$(5,441)	$(2,018,733)	$1,749,704

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,911	$176,787	$70,982

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,822	452,741	372,526
Deficit distributions to minority partners	39,150	20,802	11,505
Equity in losses of unconsolidated real estate partnerships	277	2,070	3,139
Real estate impairment losses (recoveries), net	6,638	(813)	6,120
Gain on dispositions of unconsolidated real estate and other	(31,777)	(26,845)	(17,152)
Deferred income tax provision (benefit)	(19,649)	14,895	(19,146)
Minority interest in consolidated real estate partnerships	2,036	12,338	(4,820)
Minority interest in Aimco Operating Partnership	(4,554)	(6,019)	(5,418)
Stock-based compensation expense	14,921	12,314	8,558
Amortization of deferred loan costs and other	14,066	18,471	1,700
Distributions of earnings to minority interest in consolidated real estate partnerships	(17,406)	(13,369)	(7,979)
Discontinued operations:
Depreciation and amortization	12,518	46,036	77,972
Gain on dispositions of real estate, net of minority partners’ interest	(65,378)	(259,855)	(104,807)
Other adjustments to income from discontinued operations	(15,667)	3,641	(2,356)
Changes in operating assets and operating liabilities:
Accounts receivable	7,453	(3,178)	11,450
Other assets	(9,751)	45,332	17,542
Accounts payable, accrued liabilities and other	14,926	23,562	(72,246)

Total adjustments	435,625	342,123	276,588

Net cash provided by operating activities	465,536	518,910	347,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(201,434)	(153,426)	(243,996)
Capital expenditures	(689,719)	(512,564)	(443,882)
Proceeds from dispositions of real estate	431,863	958,604	718,434
Change in funds held in escrow from tax-free exchanges	25,863	(19,021)	(4,571)
Cash from newly consolidated properties	7,549	23,269	4,186
Proceeds from sale of interests in real estate partnerships	194,329	45,662	57,706
Purchases of partnership interests and other assets	(86,204)	(37,570)	(125,777)
Originations of notes receivable	(10,812)	(94,640)	(38,336)
Proceeds from repayment of notes receivable	14,370	9,604	28,556
Other investing activities	42,596	13,122	(2,281)

Net cash (used in) provided by investing activities	(271,599)	233,040	(49,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	1,552,048	1,185,670	721,414
Principal repayments on property loans	(850,484)	(1,004,142)	(735,816)
Proceeds from tax-exempt bond financing	82,350	75,568	—
Principal repayments on tax-exempt bond financing	(70,029)	(229,287)	(78,648)
Borrowings under term loans	75,000	—	100,000
Net (repayments) borrowings on revolving credit facility	(140,000)	(77,000)	148,300
Payments on other borrowings	(8,468)	(22,838)	—
Redemption of mandatorily redeemable preferred securities	—	—	(15,019)
Proceeds from issuance of preferred stock, net	—	97,491	—
Redemptions of preferred stock	(102,000)	(286,750)	(31,250)
Repurchase of Class A Common Stock	(307,382)	(109,937)	—
Proceeds from Class A Common Stock option exercises	53,719	107,603	2,315
Principal repayments received on notes due on Class A Common Stock purchases	1,659	21,844	12,255
Payment of Class A Common Stock dividends	(230,806)	(231,697)	(226,815)
Payment of preferred stock dividends	(67,100)	(74,700)	(86,582)
Contributions from minority interest	1,370	458	34,990
Payment of distributions to minority interest	(180,684)	(117,216)	(70,760)
Other financing activities	(22,493)	(18,923)	(15,606)

Net cash used in financing activities	(213,300)	(683,856)	(241,222)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,363)	68,094	56,387
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	229,824	161,730	105,343

CASH AND CASH EQUIVALENTS AT END OF YEAR	$210,461	$229,824	$161,730

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$452,288	$438,946	$399,511
Cash paid for income taxes	2,994	9,807	4,785
Non-cash transactions associated with the acquisition of real estate and interests in unconsolidated real estate partnerships:
Secured debt assumed in connection with purchase of real estate	16,000	47,112	38,740
Issuance of OP Units for interests in unconsolidated real estate partnerships and acquisitions of real estate	2,998	13	125
Non-cash transactions associated with the disposition of real estate:
Secured debt assumed in connection with the disposition of real estate	27,929	—	—
Non-cash transactions associated with consolidation of real estate partnerships:
Real estate, net	56,877	675,621	201,492
Investments in and notes receivable primarily from affiliated entities	84,545	(219,691)	(72,341)
Restricted cash and other assets	8,545	94,380	16,942
Secured debt	41,296	503,342	112,521
Accounts payable, accrued and other liabilities	48,602	41,580	17,326
Minority interest in consolidated real estate partnerships	67,618	57,157	6,834
Other non-cash transactions:
Redemption of common OP Units for Class A Common Stock	27,810	4,362	16,853
Conversion of preferred OP Units for Class A Common Stock	43	199	41
Origination of notes receivable from officers for Class A Common Stock purchases, net of cancellations	2,386	647	1,441
Tenders payable for purchase of limited partner interests	—	—	950

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1 —	Organization

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of December 31, 2007, we owned or managed a real estate portfolio of 1,169 apartment properties containing 203,040 apartment units located in 46 states, the District of Columbia and Puerto Rico.

As of December 31, 2007, we:

•	owned an equity interest in and consolidated 153,758 units in 657 properties (which we refer to as “consolidated”), of which 152,475 units were also managed by us;

•	owned an equity interest in and did not consolidate 10,878 units in 94 properties (which we refer to as “unconsolidated”), of which 5,009 units were also managed by us; and

•	provided services for or managed 38,404 units in 418 properties, primarily pursuant to long-term agreements (including 35,176 units in 382 properties for which we provide asset management services only, and not also property management services). In certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of December 31, 2007, we held an interest of approximately 91% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of closing of the transaction. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. During 2007, 2006 and 2005, the weighted average ownership interest in the Aimco Operating Partnership held by the common OP Unit holders was approximately 9%, 10% and 10%, respectively. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At December 31, 2007, after elimination of certain shares of Common Stock held by consolidated subsidiaries, 96,130,586 shares of our Common Stock were outstanding (after giving effect to the special dividend discussed below) and the Aimco Operating Partnership had 9,682,619 common OP Units and equivalents outstanding for a combined total of 105,813,205 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).

Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.

On December 21, 2007, our Board of Directors declared a special dividend of $2.51 per share payable on January 30, 2008, to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries.

Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23-24, 2008, or $38.71 per share.

After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted.

During the year ended December 31, 2007, we purchased on the open market 7,780,870 million shares of Common Stock at an average price per share of approximately $41.86. Included in accrued liabilities and other at December 31, 2007 and 2006 are liabilities of $28.7 million and $10.3 million for share purchases that settled subsequent to those dates.

The following table summarizes activity in our Common Stock during the year ended December 31, 2007:

Common shares outstanding, December 31, 2006	101,614,954
Purchases of Common Stock	(7,780,870)
Stock options exercised	1,472,503
Common OP Units redeemed for Common Stock	494,185
Restricted stock grants, net of forfeitures	272,417
Officer stock loans, net of forfeitures, and other activity	57,397

Common shares outstanding, December 31, 2007	96,130,586

The following table reconciles our shares issued and outstanding as of the record date to our shares outstanding at December 31, 2007 per the consolidated financial statements:

Common shares issued and outstanding as of the record date	92,795,891
Shares issued January 30, 2008 pursuant to the special dividend	4,594,074
Elimination of shares owned by consolidated subsidiaries (prior to special dividend)	(416,140)
Elimination of shares issued to consolidated subsidiaries	(20,339)
pursuant to the special dividend
Shares repurchased in December 2007 settled in January 2008	(822,900)

Common shares outstanding at December 31, 2007 per consolidated financial statements	96,130,586

Note 2 —	Basis of Presentation and Summary of Significant Accounting Policies

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

As of December 31, 2007, we were the primary beneficiary of, and therefore consolidated, 73 VIEs, which owned 59 apartment properties with 8,304 units. Real estate with a carrying value of $568.8 million collateralized the debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2007, we also held variable interests in 129 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 187 apartment properties with 11,765 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At December 31, 2007, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $117.2 million and our contractual obligation to advance funds to certain VIEs totaling $6.2 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

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

Our income from continuing operations for the year ended December 31, 2006, includes the following amounts for the partnerships consolidated as of January 1, 2006, in accordance with EITF 04-5 (in thousands):

Revenues	$137,475
Operating expenses	98,227

Operating income	39,248
Interest expense	(28,410)
Interest income	3,709

Income (loss) before minority interests	$14,547

In prior periods, we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, GAAP may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded a $75.0 million charge to retained earnings as of January 1, 2006, for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the year ended December 31, 2006, our income from continuing operations includes partnership losses in addition to losses that would have resulted from continued application of the equity method of $24.6 million.

Tax Credit Arrangements

We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code and for the U.S. Department of Housing and Urban Development, or HUD, subsidized rents under HUD’s Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors (which we refer to as tax credit investors or investors) and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services to the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.

In connection with our adoption of FIN 46 as of March 31, 2004, we determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. During the period April 1, 2004, through June 30, 2006, we accounted for these partnerships as consolidated subsidiaries with a noncontrolling interest (minority interest) of at least 99 percent. Accordingly, we allocated to the minority interest substantially all of the income or losses of the partnerships, including the effect of fees that we charged to the partnerships. In 2006, in consultation with our independent registered public accounting firm, we determined that we were required to revise our accounting treatment for tax credit transactions to more fully comply with the requirements of FIN 46. We also determined that our accounting treatment did not fully reflect the economic substance of the arrangements wherein we possess substantially all of the economic interests in the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors, and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we concluded that these partnerships are most appropriately accounted for by us as wholly owned subsidiaries. We also concluded that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We have concluded that these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.

In summary, our revised accounting treatment recognizes the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Proceeds received in exchange for the transfer of the tax credits are recognized as revenue proportionately as the tax benefits are delivered to the tax credit investors and our obligation is relieved. Syndication fees and related costs are recognized in income upon completion of the syndication effort. We recognize syndication fees in amounts determined based on a market rate analysis of fees for comparable services, which generally fell within a range of 10% to 15% of investor contributions during the periods presented. Other direct and incremental costs incurred in structuring these arrangements are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of related income. Investor contributions in excess of recognized revenue are reported as deferred income in our consolidated balance sheets.

We have applied the revised accounting treatment described above in our 2007 and 2006 financial statements. We recognized the cumulative effect of retroactive application of this revised accounting treatment in our operations for the year ended December 31, 2006. Adjustments related to prior years had the following effects on our net income for the year ended December 31, 2006 (in thousands):

Revenues	$(1,542)
Operating expenses	3,054
Minority interest in consolidated real estate partnerships	(9,030)
Minority interest in Aimco Operating Partnership	734

Net decrease in net income	$(6,784)

Under the revised accounting treatment described above, during the years ended December 31, 2007 and 2006, we recognized syndication fee income of $13.9 million and $12.7 million, respectively, and revenue associated with the delivery of tax benefits of $23.9 million and $16.0 million, respectively. At December 31, 2007 and 2006, $149.2 million and $73.3 million, respectively, of investor contributions in excess of the recognized revenue were included in deferred income in our consolidated balance sheets.

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

At December 31, 2007 and 2006, deferred income in our consolidated balance sheets includes below-market lease values, net of accumulated amortization, totaling $45.0 million and $30.6 million, respectively. Additions to below-market leases resulting from acquisitions during the years ended December 31, 2007 totaled $18.9 million and there were no such additions in the year ended December 31, 2006. During the years ended December 31, 2007, 2006 and 2005, we included amortization of below-market leases of $4.6 million, $2.8 million and $2.8 million, respectively, in rental and other property revenues in our consolidated statements of income. At December 31, 2007, the estimated aggregate amortization expense related to our below-market leases for each of the five succeeding years was as follows:

2008	$5.2
2009	4.9
2010	4.6
2011	4.1
2012	3.7

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

Effective July 1, 2005, we refined the estimated useful lives for the capitalized site payroll and indirect costs that were recorded separately from other costs of the related capital projects. All capitalized site payroll and indirect costs incurred after June 30, 2005 are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects. This change in estimate is also being applied prospectively to the June 30, 2005 carrying amounts, net of accumulated depreciation, of previously incurred site payroll and indirect costs. Those amounts, based on the periods in which the costs were incurred, were allocated among capital projects that were completed in the corresponding periods in proportion to the original direct costs of such projects and are being depreciated over the remaining useful lives of the projects. We anticipate that these refinements will result in generally higher depreciation expense in foreseeable future accounting periods. For the year ended December 31, 2005, these changes in estimated useful lives resulted in a decrease in net income of approximately $4.6 million, and resulted in a decrease in basic and diluted earnings per share of $0.05.

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

For the years ended December 31, 2007, 2006 and 2005, for continuing and discontinued operations, we capitalized $30.8 million, $24.7 million and $18.1 million, respectively, of interest costs, and $78.1 million, $66.2 million and $53.3 million, respectively, of site payroll and indirect costs, respectively.

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

Impairment of Long-Lived Assets

We apply the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, to determine whether our real estate and other long-lived assets are impaired. Such assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2007 and 2005, we recorded net impairment losses of $6.6 million and $6.1 million, respectively, related to properties to be held and used. For the year ended

December 31, 2006, we recorded net recoveries of previously recorded impairment losses of $0.8 million. The amounts reported in continuing operations for real estate impairment (losses) recoveries, net include impairment losses related to consolidated properties to be held and used, as well as our share of all impairment losses or recoveries related to unconsolidated properties. We report impairment losses or recoveries related to properties sold or classified as held for sale in discontinued operations.

Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded in accordance with SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for minority interest in the Aimco Operating Partnership, decreased net income by $33.8 million, $31.2 million and $31.9 million, and resulted in decreases in basic and diluted earnings per share of $0.34, $0.31 and $0.32, for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash Equivalents

In accordance with GAAP, highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

Restricted Cash

Restricted cash includes capital replacement reserves, tax-free exchange funds, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $3.1 million and $1.9 million as of December 31, 2007 and 2006, respectively.

We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $4.6 million and $4.1 million as of December 31, 2007 and 2006, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates

Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $5.3 million and $5.3 million as of December 31, 2007 and 2006, respectively.

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

Advertising Costs

We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2007, 2006 and 2005, for both continuing and discontinued operations, total advertising expense was $38.0 million, $34.7 million and $36.1 million, respectively.

Notes Receivable from Unconsolidated Real Estate Partnerships and Non-Affiliates and Related Interest Income and Provision for Losses

Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership under FIN 46 or EITF 04-5. The ultimate repayment of these notes and those from non-affiliates is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”

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

Intangible Assets

At December 31, 2007 and 2006, other assets included goodwill associated with our real estate segment of $81.9 million. We account for goodwill and other intangible assets in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 does not permit amortization of goodwill and other intangible assets with indefinite lives, but requires an annual impairment test of such assets. The impairment test compares the fair value of reporting units with their carrying amounts, including goodwill. Based on the application of the goodwill impairment test set forth in SFAS 142, we determined that our goodwill was not impaired in 2007, 2006 or 2005. During the year ended December 31, 2005, we reduced goodwill by $6.2 million in connection with the recognition of deferred income tax assets that were acquired in connection with business combinations in prior years.

Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to twenty years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.

Capitalized Software Costs

Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2007, 2006 and 2005, we capitalized software development costs totaling $8.2 million, $6.3 million and $9.9 million, respectively. At December 31, 2007 and 2006, other assets included $29.0 million and $31.6 million of net capitalized software, respectively. During the years ended December 31, 2007, 2006 and 2005, we recognized amortization of capitalized software of $14.6 million, $15.7 million and $16.2 million, respectively, which is included in depreciation and amortization in our consolidated statements of income.

During the year ended December 31, 2007 we abandoned certain internal-use software development projects and recorded a $4.2 million write-off of the capitalized costs of such projects in depreciation and amortization. There were no similar write-offs during the years ended December 31, 2006 and 2005.

Minority Interest in Consolidated Real Estate Partnerships

We report unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate the minority partners’ share of partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when the minority partners’ share of partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2007, 2006 and 2005, we recorded charges for partnership losses resulting from depreciation of approximately $12.2 million, $31.8 million and $9.5 million, respectively, that were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.

Minority interest in consolidated real estate partnerships consists primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of minority interests. The aggregate carrying value of minority interests in consolidated real estate partnerships is approximately $441.8 million at December 31, 2007.

The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life minority interests, the number of properties in which there is direct or indirect minority ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the minority interests in an assumed liquidation at December 31, 2007. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our minority interests exceeds their aggregate carrying value. As a result of our ability to control real estate sales and other events that require payment of minority interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related minority interests, we anticipate that the eventual liquidation of these minority interests will not have an adverse impact on our financial condition.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (see Note 12).

Discontinued Operations

In accordance with SFAS 144, we classify certain properties and related liabilities as held for sale (see Note 13). The operating results of such properties as well as those properties sold during the periods presented are included in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized.

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

From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate (previously the Bond Market Association index) for bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice. The swaps generally have a term of less than five years, which may be extended at no additional cost to us when an additional swap is executed and cross-collateralized with other swaps in a collateral pool. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, we designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. We evaluate the effectiveness of these fair value hedges at the end of each reporting period and recognize an adjustment of interest expense as a result of any ineffectiveness.

Borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $487.2 million and $299.3 million at December 31, 2007 and 2006, respectively, are reflected as variable rate borrowings in Note 6. During the year ended December 31, 2007, due to changes in the estimated fair values of certain of these debt instruments and corresponding total rate of return swaps, we reduced property loans payable by $9.4 million and increased accrued liabilities and other by the same amount, with no net impact on net income. During 2006 and 2005, there were no material adjustments for changes in fair value for the hedged debt or total rate of return swaps. During 2007, 2006 and 2005, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.

At December 31, 2007, the weighted average fixed receive rate under the total return swaps was 6.5% and the weighted average variable pay rate was 4.1%, based on the applicable SIFMA and 30-day LIBOR rates as of that date. Further information related to our total return swaps as of December 31, 2007 is as follows:

					Weighted Average Swap
		Weighted	Swap Notional	Swap	Variable Pay Rate at
Debt Principal	Year of Debt	Average Debt	Amount	Maturity	December 31,
(millions)	Maturity	Interest Rate	(millions)	Date	2007

$29.1	2009	8.9%	$29.3	2008	4.2%
9.4	2011	7.7%	9.4	2009	3.9%
75.0	2012	7.5%	75.0	2012	5.9%
24.0	2015	6.3%	24.0	2009	3.9%
30.5	2016	5.9%	30.5	2011	4.5%
14.4	2018	6.7%	14.4	2009	3.9%
12.3	2021	6.2%	12.3	2012	3.8%
12.0	2024	6.3%	12.0	2009	3.9%
65.6	2025	5.5%	65.4	2009	3.2%
69.2	2026	6.9%	69.2	2009	3.9%
45.0	2031	6.8%	45.0	2009	3.9%
100.7	2036	6.2%	100.9	2009-2012	3.8%

$487.2			487.4

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

Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arms length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment. Any taxes imposed on us reduce our operating cash flow and net income.

Certain of our operations (including property management, asset management and risk) are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents, as these services and activities generally cannot be offered directly by the REIT.

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

We adopted FIN 48 as of January 1, 2007. Upon adoption, we recorded a $0.8 million charge to distributions in excess of earnings to reflect our measurement in accordance with FIN 48 of uncertain income tax positions that affect net operating loss carryforwards recognized as deferred tax assets. As of January 1, 2007, our unrecognized tax benefits totaled approximately $3.1 million. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rates in future periods. There were no significant changes in unrecognized tax benefits during the year ended December 31, 2007. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our federal income tax returns for the year ended December 31, 2004, and subsequent years and certain of our state income tax returns for the year ended December 31, 2002, and subsequent years are currently subject to examination by the Internal Revenue Service or other tax authorities. Our policy is to include interest and penalties related to income taxes in other expenses (income), net. See Note 9 for further information related to income taxes and uncertain tax positions.

Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents, and other potentially dilutive securities outstanding during the period (see Note 14). As discussed in Note 1, weighted average shares of Common Stock, common stock equivalents and other potentially dilutive securities outstanding have been retroactively adjusted for the effect of shares of Common Stock issued January 30, 2008, pursuant to the special dividend. Earnings per share amounts for each period presented reflect the retroactively adjusted weighted average share and equivalent counts.

Fair Value of Financial Instruments

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at December 31, 2007, due to their relatively short-term nature and high probability of realization. We further believe that the aggregate fair value of our variable rate secured tax-exempt bond financing, variable rate property loans payable, term loans and borrowings under our credit facility also approximate their aggregate carrying value due to terms in the related agreements that require periodic interest adjustments based on market interest rates. For notes receivable, fixed rate secured tax-exempt bond debt and secured long-term debt, we estimate fair values using present value techniques. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. We estimate fair value for our fixed rate debt instruments based on the market rate for debt with the same or similar terms. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $191.5 million and $181.5 million at December 31, 2007 and 2006, respectively. See Note 5 for further information on notes receivable. The estimated aggregate fair value of our secured tax-exempt bonds and property loans payable, including amounts reported in liabilities related to assets held for sale was approximately $7.1 billion and $6.4 billion at December 31, 2007 and 2006, respectively. The combined carrying value of our secured tax-exempt bonds and property loans payable, including amounts reported in liabilities related to assets held for sale, was approximately $7.0 billion and $6.3 billion at December 31, 2007 and 2006, respectively. See Note 6 for further details on secured tax-exempt bonds and secured notes payable. Refer to Derivative Financial Instruments for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments.

Concentration of Credit Risk

Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable. As discussed in Note 5, a significant portion of our notes receivable at December 31, 2007 and 2006, are collateralized by properties in the West Harlem district of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversity of the properties that collateralize the notes.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain items included in the 2006 and 2005 financial statements amounts have been reclassified to conform to the 2007 presentation.

Note 3 —	Real Estate and Partnership Acquisitions and Other Significant Transactions

Real Estate Acquisitions

During the year ended December 31, 2007, we completed the acquisition of 16 conventional properties with approximately 1,300 units for an aggregate purchase price of approximately $217.0 million, including transaction costs. Of the 16 properties acquired, ten are located in New York City, New York; two in Daytona Beach, Florida; one in Park Forest, Illinois; one in Poughkeepsie, New York; one in Redwood City, California; and one in North San Diego, California. The purchases were funded with cash, tax-free exchange proceeds, new debt and the assumption of existing debt.

During the year ended December 31, 2006, we completed acquisitions of nine properties (including one property acquired by an unconsolidated joint venture), containing approximately 1,700 residential units for an aggregate purchase price of approximately $177.0 million, including transaction costs. Of the nine properties acquired, three are located in Pacifica, California; one in Chico, California; three in metro Jacksonville, Florida; one in Tampa, Florida; and one in Greenville, North Carolina. The purchases were funded with cash, new debt and the assumption of existing debt.

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

Acquisitions of Partnership Interests

During the year ended December 31, 2007, we acquired limited partnership interests in 50 partnerships in which our affiliates served as general partner. In connection with such acquisitions, we paid cash of approximately $47.4 million, including transaction costs. The cost of the acquisitions was approximately $43.6 million in excess of the carrying amount of minority interest in such limited partnerships, which excess we generally assigned to real estate.

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

Approximately $22.8 million of the $42.2 million debt extinguishment gain related to the mortgage loans that were secured by the eight properties sold to third parties and is reported in discontinued operations for the year ended December 31, 2007. The remaining $19.4 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the seven VMS properties we purchased and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Although 78% of the equity interests in VMS were held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings was limited to the minority interest in the Aimco Operating Partnership. For the year ended December 31, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million ($0.18 per diluted share) and increase net income by $59.0 million ($0.59 per diluted share).

During the three months ended December 31, 2007, VMS distributed its remaining cash, consisting primarily of undistributed proceeds from the sale of its 15 properties (including properties sold to us). Of the $42.4 million of cash distributed to the unrelated limited partners, $21.3 million represents the cash consideration we contributed in exchange for the purchase of seven properties and is presented in purchases of partnership interests and other assets in the consolidated statement of cash flows for the year ended December 31, 2007. The remainder of the cash distributed to the unrelated limited partners is presented in payment of distributions to minority interest in the consolidated statement of cash flows.

Flamingo South Beach Property

The Flamingo South Beach property consists of three towers. In connection with sale of the South Tower in 2006, the buyer paid to us a $5.0 million non-refundable payment for the option to acquire the 614-unit North Tower between September 1, 2006, and February 28, 2007, and the 513-unit Central Tower between December 1, 2007, and May 31, 2008. Pursuant to the purchase and sale agreement, the buyer paid to us an additional $1.0 million non-refundable payment to extend the option period for the buyer’s purchase of the North Tower from February 28, 2007, to October 31, 2007. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, or SFAS 66, we deferred the recognition of the non-refundable payments. In September 2007, the buyer terminated its rights under the option agreement. We have no further obligation under the option agreement and, accordingly, recognized income of $6.0 million, or $5.5 million, net of tax, during the year ended December 31, 2007, which is presented in gain on dispositions of unconsolidated real estate and other in the accompanying consolidated statement of income.

Palazzo Joint Venture

In December 2007, we entered into a joint venture agreement with a third party investor which provides for the co-ownership of three multi-family properties with 1,382 units located in West Los Angeles. Under the agreement, we contributed three wholly-owned properties, The Palazzo at Park La Brea, The Palazzo East at Park La Brea and The Villas at Park La Brea to the partnership, which we refer to as Palazzo, at a value of $726.0 million, or approximately $525,000 per unit. Palazzo has existing property debt of approximately $296.0 million and an implied equity value of approximately $430.0 million. We received $202.0 million from the investor in exchange for an approximate 47% interest in Palazzo, of which approximately $7.9 million was used to fund escrows for capital improvements and various operating requirements. We own the remaining interests in Palazzo, including a managing interest, and will operate the properties in exchange for a property management fee and certain other fees over the term of the partnership.

We determined Palazzo is a VIE as defined by FIN 46R and that we are the primary beneficiary who should consolidate this partnership. In accordance with SFAS 66, we deferred recognition of a gain on this transaction and recognized the consideration received as an increase in minority interest in consolidated real estate partnerships.

Note 4 —	Investments in Unconsolidated Real Estate Partnerships

We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 94, 102 and 264 properties at December 31, 2007, 2006 and 2005, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%.

The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Real estate, net of accumulated depreciation	$128,950	$146,400	$763,219
Total assets	152,214	166,874	954,970
Secured and other notes payable	124,406	140,089	932,454
Total liabilities	168,573	199,082	1,248,450
Partners’ equity (deficit)	(16,359)	(32,208)	(293,480)
Rental and other property revenues	40,486	99,708	311,429
Property operating expenses	(20,630)	(49,451)	(177,970)
Depreciation expense	(9,692)	(18,769)	(63,056)
Interest expense	(9,541)	(24,146)	(84,252)
Gain on sale	—	2,980	106,465
Net income (loss)	(3,875)	(1,443)	82,123

The decreases in the 2007 and 2006 amounts relative to the 2005 amounts in the above table reflect dispositions of real estate owned by the unconsolidated real estate partnerships and the consolidation of certain partnerships previously accounted for under the equity method, including 156 partnerships consolidated in 2006 in connection with the adoption of EITF 04-5.

As a result of our acquisition of interests in unconsolidated real estate partnerships at a cost in excess of the historical carrying amount of the partnerships’ net assets, our aggregate investment in these partnerships at December 31, 2007 and 2006 of $117.2 million and $39.0 million, respectively, exceeds our share of the underlying historical partners’ deficit of the partnerships by approximately $120.4 million and $44.8 million, respectively.

Note 5 —	Notes Receivable

The following table summarizes our notes receivable at December 31, 2007 and 2006 (in thousands):

	2007			2006
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total

Par value notes	$30,155	$17,053	$47,208	$40,055	$18,815	$58,870
Discounted notes	10,045	127,422	137,467	6,064	120,537	126,601
Allowance for loan losses	(5,014)	(1,421)	(6,435)	(5,478)	—	(5,478)

Total notes receivable	$35,186	$143,054	$178,240	$40,641	$139,352	$179,993

Face value of discounted notes	$41,668	$142,062	$183,730	$41,781	$145,024	$186,805

Included in notes receivable from unconsolidated real estate partnerships at December 31, 2007 and 2006, are $4.3 million and $6.0 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 9.0% and 12.0% and averaging 11.2%.

Included in the notes receivable from non-affiliates at December 31, 2007 and 2006, are $87.6 million and $87.6 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 7.4% and averaging 7.2%.

Notes receivable from non-affiliates at December 31, 2007 and 2006 include notes receivable totaling $84.3 million and $81.6 million, respectively, from 31 entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110 million, including $14.4 million for property improvements and an interest reserve, of which

$6.2 million had not been funded as of December 31, 2007. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 87 buildings containing 1,597 residential units and 42 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings. Our potential purchase of the buildings pursuant to the purchase option and put agreement may ultimately require cash payments and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the loan agreement, depending on rental income levels and real estate fair values. We determined that the stated interest rate on the notes is a below-market interest rate and recorded a $19.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount totaled $1.5 million in 2007 and is included in interest income. No accretion of this discount was recorded in 2006. The unamortized potion of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.

Notes receivable from non-affiliates also includes a note receivable totaling $42.9 million at December 31, 2007, representing a $50.0 million interest in Casden Properties LLC made in connection with the March 2002 acquisition of Casden Properties, Inc. The difference between the carrying amount of the note and the total investment of $50.0 million represents a discount that will be amortized as interest income, using a 13.3% imputed effective interest rate, through the March 2009 maturity of the note.

Interest income from total non-impaired par value and certain discounted notes for the years ended December 31, 2007, 2006 and 2005 totaled $11.7 million, $5.8 million and $19.2 million, respectively. For the years ended December 31, 2007, 2006 and 2005 we recognized accretion income on certain discounted notes of approximately $3.4 million, $6.7 million and $2.5 million, respectively.

The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2007 and 2006, is as follows (in thousands):

	2007	2006

Balance at beginning of year	$(5,478)	$(4,890)
Provisions for losses on notes receivable	(6,018)	(3,105)
Recoveries of losses on notes receivable	2,067	320
Net reductions due to consolidation of real estate partnerships and property dispositions	2,994	2,197

Balance at end of year	$(6,435)	$(5,478)

During the years ended December 31, 2007 and 2006, we determined that an allowance for loan losses of $4.0 million and $3.4 million, respectively, was required on certain of our par value notes that had carrying values of $9.5 million and $9.0 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2007 and 2006 was $8.3 million and $7.0 million, respectively. The remaining $37.7 million in par value notes receivable at December 31, 2007 is estimated to be collectible and, therefore, interest income on these par value notes is recognized as it is earned.

As of December 31, 2007 and 2006, we determined that an allowance for loan losses of $2.4 million and $2.0 million, respectively, was required on certain of our discounted notes that had carrying values of $3.4 million and $4.4 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2007 and 2006 was $3.4 million and $4.6 million, respectively.

Note 6 —	Secured Tax-Exempt Bond Financings, Property Loans Payable and Other Borrowings

The following table summarizes our secured tax-exempt bond financings at December 31, 2007 and 2006, the majority of which is non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	Principal Outstanding
	2007	2007	2006

Fixed rate secured tax-exempt bonds payable	5.59%	$243,140	$295,532
Variable rate secured tax-exempt bonds payable	3.65%	698,415	631,420

Total		$941,555	$926,952

Fixed rate secured tax-exempt bonds payable mature at various dates through October 2045. Variable rate secured tax-exempt bonds payable mature at various dates through December 2036. Principal and interest on these bonds are generally payable in semi-annual installments or in monthly interest-only payments with balloon payments due at maturity. Certain of our tax-exempt bonds at December 31, 2007, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2007, our secured tax-exempt bond financings were secured by 71 properties with a combined net book value of $1,430.2 million. As discussed in Note 2, certain fixed rate secured tax-exempt bonds payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt.

The following table summarizes our property loans payable at December 31, 2007 and 2006, the majority of which are non-recourse to us (in thousands):

	Weighted Average
	Interest Rate	Principal Outstanding
	2007	2007	2006

Fixed rate secured notes payable	6.15%	$5,467,650	$4,626,975
Variable rate secured notes payable	6.45%	417,740	361,953
Secured notes credit facility	5.38%	154,780	109,988

Total		$6,040,170	$5,098,916

Fixed rate secured notes payable mature at various dates through August 2053. Variable rate secured notes payable mature at various dates through July 2021. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2007, our secured notes payable were secured by 563 properties with a combined net book value of $7,773.5 million. As discussed in Note 2, certain fixed rate secured notes payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt.

We had a secured revolving credit facility that provided for borrowings of up to $250 million primarily to be used for financing properties that we generally intended to hold for the intermediate term, as well as properties that were designated for redevelopment. The interest rate on the notes provided through this facility was the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85% (for those loans with debt coverage ratios greater than or equal to 1.70x) or 1.05% (for those loans with debt service coverage ratios less than 1.70x), which interest rates reset monthly. Each such loan under this facility was treated as a separate borrowing and was collateralized by a specific property, and none of the loans were cross-collateralized or cross-defaulted. This facility matured in September 2007.

We entered into a new secured revolving credit facility in September 2007 with a major life company that provides for borrowings of up to $200 million. The primary function of the facility is to secure short-term fully pre-payable non-recourse loans for a period of less than three years. The interest rate on the notes provided through the facility is 30-day LIBOR plus 0.78%. Each loan under the facility is treated as a separate borrowing and is secured by a specific property. None of the facility loans are cross-collateralized or cross-defaulted. This new facility matures in September 2010.

Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2007, we were in material compliance with all financial covenants pertaining to our consolidated debt instruments.

Other borrowings totaled $75.1 million and $67.7 million at December 31, 2007 and 2006, respectively, and consist primarily of unsecured notes payable and obligations under sale and leaseback arrangements accounted for as financings. At December 31, 2007, other borrowings includes $66.5 million in fixed rate obligations with interest rates ranging from zero to 10.0% and $8.5 million in variable rate obligations bearing interest at the prime rate plus 1.75%. The maturity dates for other borrowings range from 2007 to 2039, although certain amounts are due upon occurrence of specified events, such as property sales.

As of December 31, 2007, the scheduled principal amortization and maturity payments for our secured tax-exempt bonds, secured notes payable and other borrowings are as follows (in thousands):

	Amortization	Maturities	Total

2008	$126,770	$329,006	$455,776
2009	131,193	395,987	527,180
2010	137,171	506,230	643,401
2011	141,857	367,528	509,385
2012	145,588	328,887	474,475
Thereafter			4,446,565

			$7,056,782

Note 7 —	Term Loans and Credit Facility

We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. In addition to Aimco, the Aimco Operating Partnership and an Aimco subsidiary are also borrowers under the Credit Agreement.

During the year ended December 31, 2007, we amended various terms in our Credit Agreement which included (i) an increase in aggregate commitments; (ii) a modification of the capitalization rate used in the calculation of certain financial covenants; (iii) a modification to permit proceeds of loans under the Credit Agreement to be used to repurchase equity interests of the borrowers, including our Common Stock, and provide that the purchase of such equity interests is not restricted as long as no default or event of default under the Credit Agreement exists; and (iv) elimination of the limitation on incurrence of indebtedness that is pari passu with the Credit Agreement.

The Credit Agreement was expanded from total commitments of $850.0 million to $1.125 billion. Prior to the amendments, the Credit Agreement was comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. In connection with the amendments, we obtained an additional term loan of $75.0 million with a one year term and pricing equal to LIBOR plus 1.375%, or a base rate at our option, and additional revolving loan commitments totaling $200.0 million with the same maturity and pricing as the existing revolving loan commitments. We may extend the $75.0 million term loan for one year, subject to the satisfaction of certain conditions including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding. We are also permitted to increase the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $175.0 million, subject to receipt of commitments from lenders and other customary conditions.

The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period or such amount as may be necessary to maintain our REIT status. We were in compliance with all such covenants as of December 31, 2007.

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

At December 31, 2007, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 6.38%. At December 31, 2007, the revolving loan commitments were $650.0 million and had no outstanding principal balance. The amount available under the revolving loan commitments at December 31, 2007, was $606.5 million (after giving effect to $43.5 million outstanding for undrawn letters of credit issued under the revolving loan commitments).

Note 8 —	Commitments and Contingencies

Commitments

In connection with our redevelopment and capital improvement activities, we have commitments of approximately $152.0 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

We have committed to fund an additional $6.2 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.

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

We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2007, are immaterial to our consolidated financial condition, results of operations and cash flows.

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

Operating Leases

We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating Lease	Sublease
	Obligations	Receivables

2008	$9,001	$1,040
2009	7,329	597
2010	6,437	597
2011	5,309	—
2012	4,905	—
Thereafter	6,687

Total	$39,668	$2,234

Substantially all of the office space and equipment subject to the operating leases described above are for the use of our corporate offices and regional operating centers. Rent expense recognized totaled $9.8 million, $8.9 million, and $7.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease receipts that offset rent expense totaled approximately $1.3 million, $1.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9 —	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2007	2006

Deferred tax liabilities:
Partnership differences	$59,419	$47,149
Depreciation	2,441	7,729
Deferred revenue	4,794	—
Other	40	85

Total deferred tax liabilities	$66,694	$54,963

Deferred tax assets:
Net operating, capital and other loss carryforwards	$49,302	$20,995
Receivables	6,321	5,879
Accrued liabilities	9,730	5,010
Accrued interest expense	917	978
Intangibles — management contracts	5,632	8,293
Tax credit carryforwards	7,011	9,878
Other	2,207	1,424

Total deferred tax assets	81,120	52,457
Valuation allowance for deferred tax assets	—	(1,873)

Deferred tax assets, net of valuation allowance	81,120	50,584

Net deferred income tax assets (liabilities)	$14,426	$(4,379)

At December 31, 2006, we maintained a $1.9 million valuation allowance for deferred tax assets primarily related to previously unrecognized alternative minimum tax credits that were generated by predecessor entities. As a result of our implementation of FIN 48 on January 1, 2007, we reclassified the $1.9 million deferred tax asset as an unrecognized tax benefit and removed the corresponding valuation allowance. As of December 31, 2007, we determined a valuation allowance for our deferred tax assets was not necessary based on a determination that it was more likely than not that such assets will be realized prior to their expiration. This determination included the evaluation of prudent and feasible tax planning strategies that are available to us.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits from January 1, 2007, the date on which we adopted FIN 48, is presented below:

Balance at January 1, 2007	$3,118
Reductions as a result of the lapse of applicable statutes	(189)
Additions based on tax positions related to the current year	36

Balance at December 31, 2007	$2,965

We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2004, and subsequent years and certain of our State income tax returns for the year ended December 31, 2002, and subsequent years are currently subject to examination by the Internal Revenue Service or other tax authorities.

As a result of SFAS 123R, our deferred tax assets at December 31, 2007 and 2006 do not include $5.2 million and $2.2 million, respectively, of excess tax benefits from employee stock option exercises and vested restricted stock awards that are a component of our net operating loss carryforwards. Additional paid-in capital will be increased by $5.2 million if and when such excess tax benefits are ultimately realized.

Significant components of the provision (benefit) for income taxes are as follows and are classified within other expenses (income), net in continuing operations and income from discontinued operations, net in our statements of income for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Current:
Federal	$20	$5,380	$3,412
State	1,938	1,272	1,590

Total current	1,958	6,652	5,002

Deferred:
Federal	(17,816)	13,197	(17,303)
State	(1,833)	1,698	(1,843)

Total deferred	(19,649)	14,895	(19,146)

Total provision (benefit)	$(17,691)	$21,547	$(14,144)

Classification:
Continuing operations	$(19,760)	$(11,020)	$(15,229)
Discontinued operations	$2,069	$32,567	$1,085

Consolidated income (loss) subject to tax, consisting of pretax income of our taxable REIT subsidiaries and gains on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, is $(41.5) million for 2007, $53.3 million for 2006, and $(36.9) million for 2005. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$(14,508)	35.0%	$18,639	35.0%	$(12,922)	35.0%
State income tax, net of Federal tax benefit	106	(0.3)%	3,038	5.7%	(253)	0.7%
Effect of permanent differences	(306)	0.7%	(130)	(0.2)%	(69)	0.2%
Write off of excess tax basis	(2,983)	7.2%	—	0.0%	—	0.0%
Increase (decrease) in valuation allowance	—	0.0%	—	0.0%	(900)	2.4%

	$(17,691)	42.6%	$21,547	40.5%	$(14,144)	38.3%

Income taxes paid totaled approximately $3.0 million, $9.8 million and $4.8 million in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, we had net operating loss carryforwards (NOLs) of approximately $132.0 million for income tax purposes that expire in years 2023 to 2027. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We generated approximately $76.2 million of NOLs during the year ended December 31, 2007, due to losses from our taxable subsidiaries. Additionally, our low-income housing and rehabilitation tax credit carryforwards as of December 31, 2007, were approximately $6.9 million for income tax purposes that expire in years 2012 to 2027. We had approximately $0.6 million of alternative minimum tax (AMT) credit carryforwards available at December 31, 2007, subsequent to the application of a FIN 48 uncertain tax position discussed above. These AMT credit carryforwards do not expire and can be used to offset future regular tax liabilities.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Sec. 1250 gains, or a combination thereof. For the years ended December 31, 2007, 2006 and 2005, dividends per share held for the entire year were estimated to be taxable as follows:

	2007(1)(4)		2006(2)(4)		2005(3)(4)
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Ordinary income	$0.78	18%	$0.05	2%	$0.21	7%
Return of capital	—	—	—	—	—	—
Capital gains	2.31	54%	1.05	44%	1.44	48%
Qualified dividends	0.10	2%	0.05	2%	0.24	8%
Unrecaptured Sec.1250 gain	1.12	26%	1.25	52%	1.11	37%

	$4.31	100%	$2.40	100%	$3.00	100%

(1)	On December 21, 2007, our Board of Directors declared a special dividend of $2.51 per common share for the quarter ended December 31, 2007, that was paid on January 30, 2008, to stockholders of record on December 31, 2007. A portion of the special dividend represented an early payment of the regular quarterly dividend of $0.60 per share that would otherwise have been paid in February 2008. Pursuant to certain provisions within the Internal Revenue Code, this dividend was deemed paid by us and received by our shareholders in 2007.

(2)	On December 19, 2006, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2006, that was paid on January 31, 2007, to stockholders of record on December 31, 2006. Pursuant to certain provisions within the Internal Revenue Code, this dividend was deemed paid by us and received by our shareholders in 2006.

(3)	On December 28, 2005, our Board of Directors declared a quarterly cash dividend of $0.60 per common share for the quarter ended December 31, 2005, that was paid on January 31, 2006, to stockholders of record on December 31, 2005. Pursuant to certain provisions within the Internal Revenue Code, this dividend was deemed paid by us and received by our shareholders in 2005.

(4)	Per share amounts presented for income tax purposes above are based on the holders of record at the dates of the declarations and have not been retroactively adjusted for the effect of the special dividend discussed in Note 1.

Note 10 —	Transactions Involving Minority Interest in Aimco Operating Partnership

Preferred OP Units

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for Common Stock and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2007 and 2006, a total of 3.3 million preferred OP Units were outstanding with redemption values of $89.1 million and $89.2 million, respectively. At December 31, 2007 and 2006, a total of 3.2 million of these preferred OP Units with redemption values of $86.2 million and $86.3 million, respectively, were redeemable into approximately 2.5 million and 1.6 million shares of Common Stock, respectively.

During the years ended December 31, 2007 and 2006, approximately 1,800 and 7,600 preferred OP Units were tendered for redemption in exchange for approximately 900 and 3,700 shares of Common Stock, respectively. During the years ended December 31, 2007 and 2006, there were approximately 2,200 and 31,100 preferred OP Units tendered for redemption in exchange for cash, respectively.

Common OP Units

We completed tender offers for limited partnership interests resulting in the issuance of approximately 55,400 and 300 common OP Units in 2007 and 2006, respectively. Approximately 55,100 of the common OP Units issued in 2007 were to unrelated limited partners in VMS in connection with our purchase of seven properties from the partnership, as discussed in Note 3.

During the years ended December 31, 2007 and 2006, approximately 39,000 and 110,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 470,000 and 94,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.

High Performance Units

From 1998 through 2005, the Aimco Operating Partnership issued various classes of High Performance Units, or HPUs, as follows: 1998 — Class I HPUs; 2001 — Class II HPUs, Class III HPUs, and Class IV HPUs; 2002 — Class V HPUs; 2003 — Class VI HPUs; 2004 — Class VII HPUs; 2005 — Class VIII HPUs; and 2006 — Class IX HPUs. These HPUs were issued to limited liability companies owned by certain members of our senior management (and independent directors in the case of Class I HPUs only) in exchange for cash in amounts that we determined, with the assistance of a nationally recognized independent valuation expert, to be the fair value of the HPUs. The terms of the HPUs provide for the issuance, following a measurement period of generally three years (one year in the case of Class II HPUs and two years in the case of Class III HPUs), of an increased number of HPUs depending on the degree, if any, to which certain financial performance benchmarks are achieved over the applicable measurement period. The holders of HPUs at the conclusion of the measurement period receive the same amount of distributions that are paid to holders of an equivalent number of the Aimco Operating Partnership’s outstanding common OP Units. Prior to the end of the measurement period, the limited liability company holders of HPUs receive only nominal distributions. If the specified minimum benchmarks are not achieved at the conclusion of the applicable measurement period, the HPUs have only nominal value and may be reacquired by the Aimco Operating Partnership for a nominal amount.

The following table sets forth information for HPUs outstanding as of December 31, 2007:

		Gross	End of	Outstanding Units
	Year of	Proceeds	Measurement	at December 31,
Class of HPUs	Issuance	(thousands)	Period	2007

Class I	1998	$2,070	12/31/2000	2,379,084
Class VIII	2005	780	12/31/2007	5,000
Class IX	2006	875	12/31/2008	5,000

The minimum performance benchmarks were not achieved for HPU Classes II, III, IV, V, VI, VII and VIII. Accordingly, those HPUs had only nominal value at the conclusion of the related measurement period and, except for the 5,000 Class VIII HPUs, were reacquired by the Aimco Operating Partnership and cancelled. At December 31, 2007, performance benchmarks for the Class IX HPUs had not been achieved if the related measurement period had ended on that date.

In determining the value of the historical HPUs, we used a discounted cash flow valuation methodology supported by a nationally recognized independent valuation expert. This discounted cash flow methodology used a 24% discount rate applied to probability-adjusted cash flows reflecting possible distribution outcomes. Using that methodology, we determined the fair value of HPUs as follows: Class V HPUs $1,066,000, Class VI HPUs $985,000, Class VII HPUs $915,000, Class VIII HPUs $780,000 and Class IX HPUs $875,000. We have evaluated an alternative methodology that (1) assumes an investor receives shares of Aimco common stock in the event that the performance hurdles are met at the end of the measurement period, (2) uses a discount rate for the three year measurement period of approximately 30%, and (3) applies a liquidity discount of 25% to reflect that the HPUs are illiquid securities absent a change of control of Aimco. Applying this alternative methodology results in an effectively lower net discount rate than the rate used in the discounted cash flow methodology and, as a result, the value of those HPUs would have been as follows:

Class V HPUs $1,696,000, Class VI HPUs $1,496,000, Class VII HPUs $1,867,000, Class VIII HPUs $1,772,000 and Class IX HPUs $2,042,000. Using the alternative methodology resulted in a higher valuation than the discounted cash flow methodology based on the use of assumed common stock prices in conjunction with the discount rate and liquidity discount discussed above. Accordingly, after taking into account the percentage of each program subscribed and the unamortized portion of the Class VIII and Class IX HPUs, we recorded a cumulative adjustment of $2.9 million in the year ended December 31, 2006, to reflect the difference between these two methodologies. The $2.9 million correction is also due to a change in the assumptions of the discount rates used to value Class V HPUs through Class IX HPUs.

Note 11 —	Stockholders’ Equity

Preferred Stock

At December 31, 2007 and 2006, we had the following classes of preferred stock outstanding:

				Balance
			Annual Dividend	December 31,
	Redemption	Conversion	Rate Per Share	2007	2006
Perpetual:	Date(1)	Price	(paid quarterly)	(thousands)	(thousands)

Class G Cumulative Preferred Stock, $0.01 par value, 4,050,000 shares authorized, 4,050,000 shares issued and outstanding	07/15/2008	—	9.3750%	$101,000	$101,000
Class T Cumulative Preferred Stock, $0.01 par value, 6,000,000 shares authorized, 6,000,000 shares issued and outstanding	07/31/2008	—	8.000%	150,000	150,000
Class U Cumulative Preferred Stock, $0.01 par value, 8,000,000 shares authorized, 8,000,000 shares issued and outstanding	03/24/2009	—	7.750%	200,000	200,000
Class V Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	09/29/2009	—	8.000%	86,250	86,250
Class Y Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued and outstanding	12/21/2009	—	7.875%	86,250	86,250
Series A Community Reinvestment Act Preferred Stock, $0.01 par value per share, 240 shares authorized, 200 shares issued and outstanding(2)	06/30/2011	—	(2)	100,000	100,000

				723,500	723,500

Convertible(3):

Class W Cumulative Convertible Preferred Stock, $0.01 par value, 1,904,762 shares authorized, zero and 1,904,762 shares issued and outstanding at December 31, 2007 and 2006, respectively(4)	09/30/2007	$52.50	8.100%	—	100,000

				—	100,000

Total				$723,500	$823,500

(1)	All classes of preferred stock are redeemable at our option on and after the dates specified.

(2)	On June 29, 2006, we sold 200 shares of our Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, or the CRA Preferred Stock, with a liquidation preference of $500,000 per share, for net proceeds of $97.5 million. For the period from June 29, 2006, the date of original issuance, through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2007 and 2006 was 6.38% and 6.62%, respectively. Upon liquidation, holders of the CRA Preferred Stock are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Stock ranks prior to our Common Stock and on the same level as our outstanding shares of preferred stock, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Stock is not redeemable prior to June 30, 2011, except in limited circumstances related to REIT qualification. On and after June 30, 2011, the CRA Preferred Stock is redeemable for cash, in whole or from time to time in part, at our option, at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.

(3)	The Articles Supplementary set forth the relative rights and preferences of the Class W Cumulative Convertible Preferred Stock, or the Class W Preferred Stock, and as shown above, the dividend rate is the rate specified in the articles supplementary for the Class W Preferred Stock. Such rate can be increased to the rate of the dividends paid on the number of shares of Common Stock into which a share of such preferred security is convertible. The initial conversion price of the Class W Preferred Stock was in excess of the fair market value of a share of Common Stock on the date on which the purchaser of the class agreed to purchase such securities.

(4)	On September 30, 2007, we redeemed all 1,904,762 million shares outstanding of the 8.1% Class W Preferred Stock for a total redemption price of $54.61 per share, which included a redemption price per share of $53.55 (which was 102% of the $52.50 per share liquidation preference) plus approximately $1.06 per share in respect of accumulated, accrued and unpaid dividends through September 30, 2007. In accordance with EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $2.0 million excess of the redemption price over the carrying value (the 2% redemption premium) and $0.6 million of issuance costs previously recorded as a reduction of additional paid-in capital are reflected as a reduction of income attributable to common shareholders for purposes of calculating earnings per share for the year ended December 31, 2007.

All classes of preferred stock are pari passu with each other and are senior to Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. All of the above outstanding classes of preferred stock have a liquidation preference per share of $25, with the exception of the CRA Preferred Stock, which has a liquidation preference per share of $500,000.

During the year ended December 31, 2006, we redeemed for cash all 2.53 million shares outstanding of the 10.1% Class Q Cumulative Preferred Stock and all 6.94 million shares outstanding of the 10% Class R Cumulative Preferred Stock, which resulted in $2.5 million and $4.3 million, respectively, of related preferred stock issuance costs being deducted in determining 2006 net income attributable to common stockholders. During the year ended December 31, 2006, we also redeemed for cash all 2.0 million shares outstanding of the 8.5% Class X Cumulative Convertible Preferred Stock, which resulted in $0.1 million of related preferred stock issuance costs being deducted in determining 2006 net income attributable to common stockholders.

The dividends paid on each class of preferred stock classified as equity in the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands, except per share data):

	2007			2006			2005
	Amount		Total	Amount		Total	Amount		Total
	Per		Amount	Per		Amount	Per		Amount
Class of Preferred Stock	Share(1)		Paid	Share(1)		Paid	Share(1)		Paid

Perpetual:
Class D	$—		$—	$—		$—	$0.59	(2)	$736
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class Q	—		—	0.67	(3)	1,686	2.53		6,388
Class R	—		—	1.49	(3)	10,361	2.50		17,350
Class T	2.00		12,000	2.00		12,000	2.00		12,000
Class U	1.94		15,500	1.94		15,500	1.94		15,500
Class V	2.00		6,900	2.00		6,900	2.09	(4)	7,207
Class Y	1.97		6,792	1.97		6,792	1.61	(5)	5,547
Series A CRA	41,661		8,316	8,720	(6)	1,744	—		—

			59,000			64,475			74,220

Convertible:
Class W	4.25	(8)	8,100	4.25		8,100	4.25	(7)	8,100
Class X	—		—	1.06	(3)	2,125	2.13	(7)	4,262

			8,100			10,225			12,362

Total			$67,100			$74,700			$86,582

(1)	Amounts per share are calculated based on the number of preferred shares outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	For the period from January 1, 2005, to the date of redemption.

(3)	For the period from January 1, 2006, to the date of redemption.

(4)	For the period from September 29, 2004, (date of issuance) to December 31, 2005.

(5)	For the period from December 21, 2004, (date of issuance) to December 31, 2005.

(6)	For the period from June 29, 2006, (date of issuance) to December 31, 2006.

(7)	For the period from September 30, 2004, (date of issuance) to December 31, 2005.

(8)	For the period from January 1, 2007, to the date of redemption.

Common Stock

On December 21, 2007, our Board of Directors declared a special dividend of $2.51 per share payable on January 30, 2008 to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23-24, 2008, or $38.71 per share.

After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted.

During 2007 and 2006, we issued approximately 62,000 shares and 27,000 shares, respectively, of Common Stock to certain non-executive officers who purchased the shares at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $2.7 million and $1.1 million, respectively. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the 30-day LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. Total payments in 2007 and 2006 on all notes from officers were $1.7 million and $21.8 million, respectively. In 2007 and 2006, we reacquired approximately 9,000 and 11,000 shares of Common Stock from officers in exchange for the cancellation of related notes totaling $0.3 million and $0.5 million, respectively.

In addition, in 2007 and 2006, we issued approximately 323,000 and 637,000 restricted shares of Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Common Stock on the date of issuance. These shares of restricted Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three to five years). Certain shares of restricted stock issued during 2006 and 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target.

In 2007 and 2006, we purchased on the open market approximately 7.8 million and 2.4 million shares of Common Stock, respectively, at an average price per share of approximately $41.86 and $49.78, respectively. In 2005, we did not repurchase any shares of Common Stock.

Registration Statements

As of December 31, 2007, under our shelf registration statement, which was declared effective in April 2004, we had available for issuance approximately $877.0 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500.0 million of debt securities. At January 30, 2008, following the issuance of additional shares of Common Stock pursuant to the special dividend discussed above, we had available for issuance approximately $699.1 million of debt and equity securities.

Note 12 —	Share-Based Compensation and Employee Benefit Plans

Stock Award and Incentive Plan

We adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, to attract and retain officers, key employees and independent directors. The 1997 Plan reserved for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. The 1997 Plan expired on April 24, 2007. On April 30, 2007, the 2007 Stock Award and Incentive Plan was approved as successor to the 1997 Plan. The 2007 Plan reserves for issuance a maximum of three million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 2007 Plan. Pursuant to the anti-dilution provisions of the 2007 Plan, the number of shares reserved for issuance has been adjusted to reflect the special dividend discussed in Note 1. At December 31, 2007, there were approximately 2.4 million shares available to be granted. The 2007 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of Common Stock at the date of grant. The term of the incentive and non-qualified options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. We generally issue new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.

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

We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2007 and 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options, with the exception of a grant of approximately 0.6 million options to an executive during 2007, for which the expected term used was equal to the vesting period of five years. Expected volatility reflects the historical volatility of our Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects the actual amount per share paid on our Common Stock after 2003 and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Weighted average grant-date fair value(1)	$5.97	$4.97	$3.39
Assumptions:
Risk-free interest rate	4.70%	4.58%	4.10%
Expected dividend yield(1)	4.69%	5.30%	5.99%
Expected volatility	21.66%	20.15%	19.00%
Weighted average expected life of options	5.6 years	6.5 years	5.0 years

(1)	The weighted average grant-date fair value (per share) and expected dividend yield for each period presented has been retroactively adjusted for the effect of the special dividend discussed in Note 1.

The following table summarizes activity for our outstanding stock options for the years ended December 31, 2007, 2006 and 2005 (numbers of options in thousands):

	2007(1)		2006(1)		2005(1)
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price

Outstanding at beginning of year	9,053	$37.38	11,639	$36.83	11,411	$36.92
Granted	1,006	54.37	729	40.98	403	36.22
Exercised	(1,473)	36.36	(2,966)	36.12	(68)	36.30
Forfeited	(31)	35.93	(349)	36.17	(107)	37.97

Outstanding at end of year	8,555	$39.57	9,053	$37.38	11,639	$36.83
Exercisable at end of year	6,417	$37.75	6,853	$37.57	8,610	$37.32

(1)	In connection with the special dividend discussed in Note 1, the number of options and exercise prices of all outstanding awards were adjusted pursuant to the provisions of the applicable plans, and the number of options and weighted average exercise prices for the periods presented reflect these adjustments on a retroactive basis. The adjustment of the awards pursuant to the special dividend is considered a modification under SFAS 123R, but did not result in a change in the fair value of any awards.

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2007, had an aggregated intrinsic value of $2.4 million and a weighted average remaining contractual term of 4.6 years. Options exercisable at December 31, 2007, had an aggregate intrinsic value of $1.8 million and a weighted average remaining contractual term of 3.5 years. The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $28.9 million, $34.9 million and $0.2 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of our taxable subsidiaries. We realized tax benefits of approximately $0.4 million for the year ended December 31, 2007.

The following table summarizes activity for restricted stock awards for the years ended December 31, 2007, 2006 and 2005 (numbers of shares in thousands):

	2007(1)		2006(1)		2005(1)
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value

Unvested at beginning of year	1,142	$38.22	926	$33.42	814	$31.31
Granted	323	57.29	637	42.37	450	36.68
Vested	(406)	38.41	(252)	34.11	(267)	32.31
Forfeited	(51)	45.19	(169)	33.74	(71)	34.02

Unvested at end of year	1,008	$43.91	1,142	$38.22	926	$33.42

(1)	In connection with the special dividend discussed in Note 1, the number of outstanding restricted shares under existing awards was adjusted pursuant to the provisions of the applicable plans, and the number of shares and weighted average grant-date fair values (per share) for the periods presented above have been retroactively adjusted for the effect of the special dividend. The adjustment of the awards pursuant to the special dividend is considered a modification under SFAS 123R, but did not result in a change in the fair value of any awards.

The aggregate fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was $19.5 million, $12.1 million and $8.3 million, respectively.

Total compensation cost recognized for restricted stock and stock option awards was $19.2 million, $15.9 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, $4.3 million $3.6 million and $1.4 million, respectively, were capitalized. At December 31, 2007, total unvested compensation cost not yet recognized was $37.0 million. We expect to recognize this compensation over a weighted average period of approximately 1.9 years. Certain awards of restricted stock granted in 2005 and 2006 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method under SFAS 123R had been applied to all outstanding and unvested awards for the year ended December 31, 2005 (in thousands, except per share data):

2005

Net income (loss) attributable to common stockholders, as reported	$(16,966)
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	8,140
Stock options	1,835
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(8,140)
Stock options	(3,422)
Add minority interest in Aimco Operating Partnership	161

Pro forma net income (loss) attributable to common stockholders	$(18,392)

Basic earnings (loss) per common share:
Reported	$(0.17)
Pro forma	$(0.19)
Diluted earnings (loss) per common share:
Reported	$(0.17)
Pro forma	$(0.19)

Employee Stock Purchase Plan

We adopted an employee stock purchase plan effective September 1, 2006. This plan expired in April 2007, at which time we implemented a new employee stock purchase plan. Under the terms of this plan, eligible employees may authorize payroll deductions up to 15% of their base compensation to purchase shares of our Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2007 and 2006, 3,937 and 680 shares were purchased under this plan at an average price of $42.56 and $50.56, respectively. No compensation cost is recognized in connection with this plan.

401K Plan

We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. Our matching contributions are made in the following manner: (1) a 100% match on the first 3% of the participant’s compensation; (2) a 50% match on the next 2% of the participant’s compensation. We incurred costs in connection with this plan of approximately $5.2 million, $4.5 million and $4.1 million in 2007, 2006 and 2005, respectively.

Note 13 —	Discontinued Operations and Assets Held for Sale

In accordance with SFAS 144 we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “income from discontinued operations, net.” This treatment resulted in certain reclassifications of 2006 and 2005 financial statement amounts.

At December 31, 2007, we had three properties classified as held for sale. During the year ended December 31, 2007, we sold 73 consolidated properties with an aggregate of 11,588 units. For the years ended December 31, 2007, 2006 and 2005, discontinued operations includes the results of operations of these 76 properties. During 2006, we sold 77 properties with an aggregate of 17,307 units. Additionally, on February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower with an aggregate of 562 units. For the years ended December 31, 2006 and 2005, discontinued operations include the results of operations of these 77 properties and the South Tower for periods prior to the date of sale. During 2005, we sold 83 properties with an aggregate of 16,835 units. For the year ended December 31, 2005, discontinued operations include the results of these 83 properties for the periods prior to the date of sale.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005

Rental and other property revenues	$52,456	$164,733	$271,834
Property operating expenses	(29,677)	(86,005)	(143,598)
Depreciation and amortization	(12,518)	(46,036)	(77,972)
Other (expenses) income, net	(3,066)	(5,956)	155

Operating income	7,195	26,736	50,419
Interest income	993	2,126	1,248
Interest expense	(9,959)	(32,896)	(59,272)
Gain on extinguishment of debt	22,852	—	—
Minority interest in consolidated real estate partnerships	1,107	3,561	2,429

Income (loss) before gain on dispositions, impairments, recovery of deficit distributions, income taxes and minority interest in Aimco Operating Partnership	22,188	(473)	(5,176)
Gain on dispositions of real estate, net of minority partners’ interest	65,378	259,855	104,807
Impairment (losses) recoveries on real estate assets sold or held for sale	128	434	(3,836)
Recovery of deficit distributions to minority partners	390	15,724	14,493
Income tax arising from disposals	(2,135)	(32,918)	(4,481)
Minority interest in Aimco Operating Partnership	(7,984)	(23,360)	(10,730)

Income from discontinued operations, net	$77,965	$219,262	$95,077

Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $12.6 million, $53.8 million and $25.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. We classify interest expense related to property level debt within discontinued operations when the related real estate asset is sold or classified as held for sale.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets held for sale of $24.3 million at December 31, 2007, include real estate net book value of $23.8 million, represented by three properties with 771 units. Liabilities related to assets classified as held for sale of $11.9 million at December 31, 2007, include mortgage debt of $11.6 million. Assets held for sale of $356.5 million at December 31, 2006, include real estate net book value of $351.6 million, represented by 76 properties with 12,361 units that were sold or classified as assets held for sale during 2007. Liabilities related to assets classified as held for sale of $264.8 million at December 31, 2006, include mortgage debt of $239.2 million. Net recoveries of impairment losses for the years ended December 31, 2007 and 2006, were $0.1 million and $0.4 million. Impairment losses recorded for the year ended December 31, 2005, were $3.8 million.

Note 14 —	Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005

Numerator:
Loss from continuing operations	$(48,054)	$(42,475)	$(24,095)
Less net income attributable to preferred stockholders	(66,016)	(81,132)	(87,948)

Numerator for basic and diluted earnings per share — Loss from continuing operations (net of income attributable to preferred stockholders)	$(114,070)	$(123,607)	$(112,043)

Income from discontinued operations	$77,965	$219,262	$95,077

Net income	$29,911	$176,787	$70,982
Less net income attributable to preferred stockholders	(66,016)	(81,132)	(87,948)

Numerator for basic and diluted earnings per share — Net income (loss) attributable to common stockholders	$(36,105)	$95,655	$(16,966)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	99,629	100,280	98,397
Effect of dilutive securities:
Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share	99,629	100,280	98,397

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.14)	$(1.23)	$(1.14)
Income from discontinued operations	0.78	2.18	0.97

Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)

Diluted earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(1.14)	$(1.23)	$(1.14)
Income from discontinued operations	0.78	2.18	0.97

Net income (loss) attributable to common stockholders	$(0.36)	$0.95	$(0.17)

Weighted average shares of Common Stock outstanding, dilutive potential common shares and earnings (loss) per common share for each of the periods presented have been retroactively adjusted for the effect of the special dividend discussed in Note 1.

Prior to the redemption on September 30, 2007, the Class W Preferred Stock was convertible into Common Stock (see Note 11) and was anti-dilutive on an “if converted” basis. Therefore, we deducted all of the dividends on the convertible preferred stock to arrive at the numerator and no additional shares are included in the denominator when calculating basic and diluted earnings per common share.

We have excluded from diluted earnings per share the common share equivalents related to approximately 9.3 million, 11.4 million and 13.3 million of vested and unvested stock options, shares issued for non-recourse notes receivable, and unvested restricted stock awards (after retroactive adjustment for effect of the special dividend discussed in Note 1) for the years ended December 31, 2007, 2006 and 2005, respectively, because their effect would be anti-dilutive. We consider the Aimco Operating Partnership’s HPUs for which the applicable measurement period has not ended to be potential Common Stock equivalents, but have excluded them from diluted earnings per share because their effect would be anti-dilutive.

Note 15 —	Unaudited Summarized Consolidated Quarterly Information

Summarized unaudited consolidated quarterly information for 2007 and 2006 is provided below (amounts in thousands, except per share amounts).

	Quarter(1)
2007	First	Second	Third	Fourth

Total revenues	$413,061	426,371	426,748	455,004
Total operating expenses	(338,318)	(334,310)	(347,236)	(354,062)
Operating income	74,743	92,061	79,512	100,942
Loss from continuing operations	(7,709)	(2,051)	(17,862)	(20,432)
Income from discontinued operations, net	32,917	21,380	15,521	8,147
Net income (loss)	25,208	19,329	(2,341)	(12,285)
Earnings (loss) per common share — basic(2):
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.24)	(0.18)	(0.37)	(0.35)
Net income (loss) attributable to common stockholders	$0.09	0.03	(0.21)	(0.27)
Earnings (loss) per common share — diluted(2):
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.24)	(0.18)	(0.37)	(0.35)
Net income (loss) attributable to common stockholders	$0.09	0.03	(0.21)	(0.27)
Weighted average common shares outstanding(2)	100,494	100,494	99,539	97,986
Weighted average common shares and common share equivalents outstanding(2)	100,494	100,494	99,539	97,986

	Quarter(1)
2006	First	Second	Third	Fourth

Total revenues	$386,729	$397,992	$401,517	$415,467
Total operating expenses	(305,983)	(310,006)	(320,259)	(346,192)
Operating income	80,746	87,986	81,258	69,275
Income (loss) from continuing operations	6,246	(4,378)	(35,323)	(9,020)
Income from discontinued operations, net	77,825	39,470	10,448	91,519
Net income (loss)	84,071	35,092	(24,875)	82,499
Earnings (loss) per common share — basic(2):
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.23)	$(0.57)	$(0.25)
Net income (loss) attributable to common stockholders	$0.60	$0.16	$(0.47)	$0.66
Earnings (loss) per common share — diluted(2):
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.18)	$(0.23)	$(0.57)	$(0.25)
Net income (loss) attributable to common stockholders	$0.60	$0.16	$(0.47)	$0.66
Weighted average common shares outstanding(2)	99,699	100,590	100,586	100,245
Weighted average common shares and common share equivalents outstanding(2)	99,699	100,590	100,586	100,245

(1)	Certain reclassifications have been made to 2007 and 2006 quarterly amounts to conform to the full year 2007 presentation, primarily related to treatment of discontinued operations.

(2)	Weighted average share, common share equivalents and earnings per share amounts for each of the periods presented have been retroactively adjusted for the effect of shares issued pursuant to the special dividend discussed in Note 1.

Note 16 —	Business Segments

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

We have two reportable segments: real estate (owning, operating and redeveloping apartments) and asset management (providing asset management and investment services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of our property management services from the asset management segment to the real estate segment. In addition, the asset management segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment. Segment net operating income for 2006 and 2005 has been revised to conform to the 2007 presentation.

Real Estate Segment

Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.

Asset Management Segment

Our asset management segment includes activities related to our owned portfolio of properties as well as services provided to affiliated partnerships. Within our owned portfolio, these activities include strategic capital allocation decisions and portfolio management activities. We provide similar services to affiliated partnerships, together with such other services as property management, asset management, financial management, accounting, investor reporting, property debt financings, tax credit syndication, redevelopment and construction management. The expenses of this segment consist primarily of the costs of departments that perform transactional activities and asset management services. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes. Our asset management segment’s operating results also includes gains on dispositions of non-depreciable assets, accretion of loan discounts resulting from transactional activities and certain other income in arriving at income (loss) from continuing operations for the segment.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and asset management segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

		Asset	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total

Year Ended December 31, 2007:
Rental and other property revenues	$1,640,506	$—	$—	$1,640,506
Property management revenues, primarily from affiliates	6,923	—	—	6,923
Activity fees and asset management revenues	—	73,755	—	73,755

Total revenues	1,647,429	73,755	—	1,721,184

Property operating expenses	768,457	—	—	768,457
Property management expenses	5,506	—	—	5,506
Activity and asset management expenses	—	23,102	—	23,102
Depreciation and amortization(1)	—	—	487,822	487,822
General and administrative expenses	—	—	89,251	89,251
Other expenses (income), net	—	—	(212)	(212)

Total operating expenses	773,963	23,102	576,861	1,373,926

Net operating income (loss)	873,466	50,653	(576,861)	347,258
Other items included in continuing operations(2)	—	19,222	(414,534)	(395,312)

Income (loss) from continuing operations	$873,466	$69,875	$(991,395)	$(48,054)

		Asset	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total

Year Ended December 31, 2006:
Rental and other property revenues	$1,540,500	$—	$—	$1,540,500
Property management revenues, primarily from affiliates	12,312	—	—	12,312
Activity fees and asset management revenues	—	48,893	—	48,893

Total revenues	1,552,812	48,893	—	1,601,705

Property operating expenses	709,694	—	—	709,694
Property management expenses	5,111	—	—	5,111
Activity and asset management expenses	—	17,342	—	17,342
Depreciation and amortization(1)	—	—	452,741	452,741
General and administrative expenses	—	—	90,149	90,149
Other expenses (income), net	—	—	7,403	7,403

Total operating expenses	714,805	17,342	550,293	1,282,440

Net operating income (loss)	838,007	31,551	(550,293)	319,265
Other items included in continuing operations(2)	—	21,600	(383,340)	(361,740)

Income (loss) from continuing operations	$838,007	$53,151	$(933,633)	$(42,475)

		Asset	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total

Year Ended December 31, 2005:
Rental and other property revenues	$1,283,815	$—	$—	$1,283,815
Property management revenues, primarily from affiliates	24,528	—	—	24,528
Activity fees and asset management revenues	—	37,349	—	37,349

Total revenues	1,308,343	37,349	—	1,345,692

Property operating expenses	599,208	—	—	599,208
Property management expenses	7,499	—	—	7,499
Activity and asset management expenses	—	19,316	—	19,316
Depreciation and amortization(1)	—	—	372,526	372,526
General and administrative expenses	—	—	83,012	83,012
Other expenses (income), net	—	—	(3,011)	(3,011)

Total operating expenses	606,707	19,316	452,527	1,078,550

Net operating income (loss)	701,636	18,033	(452,527)	267,142
Other items included in continuing operations(2)	—	5,459	(296,696)	(291,237)

Income (loss) from continuing operations	$701,636	$23,492	$(749,223)	$(24,095)

(1)	Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)	Other items in continuing operations include: (i) interest income and expense; (ii) recoveries of, or provisions for, losses on notes receivable and impairment of real estate, net; (iii) deficit distributions to minority partners; (iv) equity in losses of unconsolidated real estate partnerships; (v) gains on dispositions of unconsolidated real estate and other; and (vi) minority interests. Other items included in continuing operations for the asset management segment includes items such as accretion income recognized on discounted notes receivable and other income items associated with transactional activities.

The assets of our reportable segments are as follows (in thousands):

	2007	2006

Total assets for reportable segments(1)	$10,307,246	$10,004,701
Corporate and other assets	299,286	285,074

Total consolidated assets	$10,606,532	$10,289,775

(1)	Total assets for reportable segments include assets associated with both of the real estate and asset management business segments, as well as our investment in unconsolidated real estate partnerships.

Our capital expenditures primarily relate to the real estate segment and totaled $689.7 million, $512.6 million and $443.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 17 —	Transactions with Affiliates

We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as syndication, refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2007, 2006 and 2005 totaled $53.8 million, $27.7 million and $73.6 million, respectively. The total accounts receivable due from affiliates was $35.0 million, net of allowance for doubtful accounts of $5.3 million, at December 31, 2007, and $19.4 million, net of allowance for doubtful accounts of $5.3 million, at December 31, 2006.

Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $8.1 million, $4.0 million and $17.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accretion income earned on discounted notes from affiliated real estate partnerships totaled $3.4 million, $6.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.

Note 18 —	Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007. We are in the process of implementing SFAS 157; however, we have not completed our evaluation and thus have not yet determined the effect that SFAS 157 will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Asset and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We implemented SFAS 159 on January 1, 2008, and at that time did not elect the fair value option for any of our financial instruments or other items within the scope of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations — a replacement of FASB Statement No. 141, or SFAS 141(R). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We have not yet determined the effect that SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. We have not yet determined the effect that SFAS 160 will have on our financial statements.

Note 19 —	Subsequent Events

Between January 1, 2008 and February 15, 2008, we repurchased approximately 5.1 million shares of Common Stock for approximately $170.6 million, or $33.67 per share.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(In Thousands Except Unit Data)

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Conventional Properties:
100 Forest Place	High Rise	Dec-97	OakPark, IL	1987	234	$2,664	$18,815	$3,643	$2,664	$22,458	$25,122	$(7,205)	$17,917	$24,836
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,250	752	186	4,281	907	5,188	(121)	5,067	2,729
173 E. 90th	High Rise	May-04	New York, NY	1910	72	11,773	4,535	1,312	12,067	5,553	17,620	(742)	16,878	9,311
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	17,187	3,300	6,129	22,184	4,432	26,616	(295)	26,321	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	3,291	1,450	1,580	4,376	1,945	6,321	(38)	6,283	3,132
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	2,863	3,785	595	2,678	4,565	7,243	(82)	7,161	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	6,787	3,335	876	7,233	3,765	10,998	(72)	10,926	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	3,623	4,504	883	3,467	5,543	9,010	(102)	8,908	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	8,623	6,964	3,478	10,425	8,640	19,065	(155)	18,910	9,896
236 — 238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,751	2,914	1,134	8,820	3,979	12,799	(670)	12,129	7,142
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,430	1,866	429	8,494	2,231	10,725	(318)	10,407	5,341
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,384	1,726	701	2,675	2,136	4,811	(40)	4,771	2,472
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,659	1,006	131	2,681	1,115	3,796	(203)	3,593	1,949
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,635	1,609	489	5,678	2,055	7,733	(572)	7,161	2,866
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,319	2,224	522	6,372	2,693	9,065	(346)	8,719	3,810
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	34,740	57,240	98,229	155,469	(14,998)	140,471	124,999
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,966	608	252	1,982	844	2,826	(133)	2,693	1,661
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	23,677	7,101	2,937	25,798	7,917	33,715	(453)	33,262	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	248	3,163	1,224	4,387	(184)	4,203	2,734
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,230	2,168	360	6,282	2,476	8,758	(319)	8,439	4,708
656 St. Nicholas Avenue	Mid Rise	Jun-07	New York, NY	1920	31	2,731	1,636	1,535	3,591	2,311	5,902	(41)	5,861	2,374
759 St. Nicholas Avenue	Mid Rise	Oct-07	New York, NY	1920	9	682	535	176	849	544	1,393	(4)	1,389	545
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	1,862	13,750	19,046	1,862	32,796	34,658	(6,704)	27,954	11,261
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,172	3,121	1,155	10,293	11,448	(3,207)	8,241	7,512
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	2,146	1,092	8,354	9,446	(3,201)	6,245	2,587
Arbors of Battle Creek I	Garden	Dec-99	Battle Creek, MI	1981	586	2,732	16,325	6,424	2,732	22,749	25,481	(6,958)	18,523	7,300
Arbors on Battle Creek II	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,555	456	496	4,011	4,507	(1,271)	3,236	1,591
Arbors on Westheimer	Garden	Nov-96	Houston, TX	1972	360	1,760	9,325	8,657	1,760	17,982	19,742	(5,277)	14,465	5,593
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,721	14,025	5,589	1,721	19,614	21,335	(7,814)	13,521	10,627
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	23,868	2,771	32,234	35,005	(9,086)	25,919	8,422
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,807	4,047	353	7,854	8,207	(4,245)	3,962	3,865
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	2,607	8,203	1,800	2,530	10,080	12,610	(891)	11,719	6,368
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1979	210	1,807	10,385	2,051	1,807	12,436	14,243	(4,126)	10,117	6,379
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	7,483	8,191	1,375	7,667	9,382	17,049	(393)	16,656	10,140
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	1,742	16,510	3,606	1,742	20,116	21,858	(7,562)	14,296	18,346
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,042	3,705	1,667	1,042	5,372	6,414	(2,217)	4,197	2,739
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	10,329	28,800	501	10,608	29,022	39,630	(1,436)	38,194	23,658
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	1,272	3,525	10,317	13,842	(3,280)	10,562	7,430
Barcelona	Garden	Oct-99	Houston ,TX	1963	127	770	4,250	1,568	770	5,818	6,588	(1,946)	4,642	2,896
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	2,808	22,680	44,655	67,335	(3,758)	63,577	47,123
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	40,713	483	3,262	41,286	44,548	(6,978)	37,570	35,500

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	7,779	18,915	43,724	62,639	(9,943)	52,696	27,544
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,411	5,139	3,064	1,411	8,203	9,614	(2,498)	7,116	3,062
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,641	3,673	2,222	16,314	18,536	(5,842)	12,694	10,500
Beech’s Farm	Garden	Oct-00	Columbia, MD	1983	135	4,166	3,520	2,868	4,166	6,388	10,554	(2,461)	8,093	10,666
Belmont Place	Garden	Jul-00	Marietta, GA	1972/2004	326	11,327	2,529	29,395	11,327	31,924	43,251	(5,219)	38,032	18,906
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,423	1,283	1,096	7,706	8,802	(3,211)	5,591	3,245
Bent Tree III — Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,767	3,379	1,312	1,767	4,691	6,458	(1,287)	5,171	3,100
Bexley House	High Rise	Oct-05	Columbus, OH	1972	64	666	6,203	326	666	6,529	7,195	(2,110)	5,085	1,943
Big Walnut	Garden	Apr-02	Columbus, OH	1968	249	526	9,384	2,747	526	12,131	12,657	(5,618)	7,039	4,300
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	1,858	3,447	22,447	25,894	(6,878)	19,016	14,919
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	16,727	755	24,457	25,212	(10,180)	15,032	13,311
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	5,719	1,437	18,444	19,881	(11,636)	8,245	7,485
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	2,638	1,008	8,145	9,153	(3,059)	6,094	6,693
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	1,443	592	4,184	4,776	(1,638)	3,138	1,103
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,146	9,586	5,207	3,146	14,793	17,939	(6,051)	11,888	5,937
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,459	13,868	2,655	2,459	16,523	18,982	(5,828)	13,154	8,207
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,033	11,855	3,274	2,033	15,129	17,162	(4,811)	12,351	7,706
Bridgeview	Garden	Sep-00	Tampa, FL	1988	348	7,976	13,499	6,296	7,976	19,795	27,771	(4,796)	22,975	13,500
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,976	2,798	969	8,774	9,743	(2,709)	7,034	2,928
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,022	12,863	3,432	2,022	16,295	18,317	(7,476)	10,841	9,772
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,603	41,244	18,134	29,407	57,574	86,981	(7,716)	79,265	38,509
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,917	11,293	460	14,210	14,670	(3,565)	11,105	7,165
Bronson Place	Garden	Jan-06	Mountlake Terrace, WA	1988	70	459	1,217	523	459	1,740	2,199	(1,740)	459	3,451
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,936	2,196	2,245	15,132	17,377	(6,148)	11,229	11,600
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,346	2,096	2,709	17,442	20,151	(6,466)	13,685	10,035
Brookwood Apartments (IN)	Garden	Apr-01	Indianapolis, IN	1967	404	4,546	9,136	4,286	4,545	13,423	17,968	(5,025)	12,943	8,759
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	—	9,693	6,818	16,511	(98)	16,413	13,300
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	3,098	4,867	26,715	31,582	(8,135)	23,447	46,364
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	73,334	42,815	11,708	116,149	127,857	(31,017)	96,840	38,758
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	73,115	23,175	13,659	96,290	109,949	(35,651)	74,298	53,967
Canyon Crest	Garden	Jan-03	Littleton, CO	1966	90	1,295	5,992	882	1,295	6,874	8,169	(2,126)	6,043	2,916
Canyon Pointe	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,589	11,695	3,190	24,284	27,474	(11,248)	16,226	24,200
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	4,502	7,508	10,896	18,404	(2,117)	16,287	13,250
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,307	7,012	1,869	1,307	8,881	10,188	(3,288)	6,900	3,760
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,600	6,870	12,150	1,600	19,020	20,620	(6,964)	13,656	6,863
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	830	9,001	1,654	829	10,656	11,485	(4,666)	6,819	5,360
Casa del Mar @ Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	4,902	10,562	629	5,039	11,054	16,093	(524)	15,569	9,690
Castle Court	High Rise	May-04	Bristol, MA	1974	240	15,239	7,850	3,334	15,244	11,179	26,423	(2,071)	24,352	10,319
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	722	5,205	13,075	722	18,280	19,002	(3,016)	15,986	4,124
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	2,504	582	6,694	7,276	(2,423)	4,853	8,378
Central Park Townhomes	Town Home	Feb-07	Park Forest, IL	1947	220	3,699	12,384	1,212	3,747	13,548	17,295	(409)	16,886	—
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	6,839	7,488	15,495	22,983	(3,147)	19,836	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,068	2,927	2,288	15,995	18,283	(4,576)	13,707	7,694
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	33,000	34,601	10,403	67,601	78,004	(20,927)	57,077	33,476
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	3,652	15,800	20,527	36,327	(5,900)	30,427	24,949
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	2,710	1,969	10,690	12,659	(3,658)	9,001	6,348
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	6,911	20,296	2,341	7,202	22,346	29,548	(2,834)	26,714	13,480
Chestnut Hill (CT)	Garden	Oct-99	Middletown, CT	1986	314	3,001	20,143	2,318	3,001	22,461	25,462	(7,198)	18,264	16,070
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	31,651	6,463	80,966	87,429	(24,126)	63,303	51,500
Cheswick	Garden	Jun-04	Indianapolis, IN	1976	187	873	5,854	945	873	6,799	7,672	(3,111)	4,561	4,500

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,430	10,818	1,918	2,430	12,736	15,166	(2,915)	12,251	7,464
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,234	8,107	34	2,040	8,335	10,375	(1,527)	8,848	17,183
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	915	6,705	1,687	915	8,392	9,307	(3,182)	6,125	3,710
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,642	1,955	1,118	8,597	9,715	(3,246)	6,469	3,726
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	2,596	766	6,942	7,708	(2,685)	5,023	1,916
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,360	2,216	1,121	8,576	9,697	(2,786)	6,911	2,611
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,234	19,144	6,549	2,234	25,693	27,927	(12,324)	15,603	25,014
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,489	9,499	2,331	35,544	11,775	47,319	(2,812)	44,507	18,660
Cooper’s Point	Garden	Oct-02	North Charleston, SC	1986	192	697	7,234	1,212	697	8,446	9,143	(3,512)	5,631	7,521
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,002	8,634	2,518	1,002	11,152	12,154	(4,058)	8,096	10,324
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	940	7,900	1,616	940	9,516	10,456	(3,025)	7,431	3,561
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,160	5,253	2,848	21,413	24,261	(7,309)	16,952	15,000
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	2,115	8,512	12,947	21,459	(3,963)	17,496	14,902
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	3,596	5,165	33,026	38,191	(11,568)	26,623	25,535
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,459	4,274	2,727	19,733	22,460	(6,730)	15,730	14,600
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	5,072	3,461	700	8,533	9,233	(2,774)	6,459	3,736
Covington Pointe	Garden	Oct-05	Dallas, TX	1984	180	1,983	11,730	585	1,983	12,315	14,298	(5,683)	8,615	5,037
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,708	13,729	2,351	1,724	16,064	17,788	(6,345)	11,443	5,600
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	4,855	25,245	23,023	48,268	(5,832)	42,436	35,036
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,954	2,995	2,588	17,949	20,537	(7,026)	13,511	6,390
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,661	2,707	2,180	15,368	17,548	(6,681)	10,867	5,195
Crosswood	Garden	Jan-06	Citrus Heights, CA	1976	180	6,944	8,169	—	6,944	8,169	15,113	(135)	14,978	13,000
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,831	1,899	939	7,730	8,669	(2,488)	6,181	1,955
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,083	5,696	2,650	1,083	8,346	9,429	(3,192)	6,237	4,082
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,215	16,805	3,943	2,215	20,748	22,963	(8,253)	14,710	23,503
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,854	13,191	1,266	4,854	14,457	19,311	(6,364)	12,947	13,000
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,175	10,426	4,349	3,175	14,775	17,950	(5,192)	12,758	10,700
Defoors Crossing	Garden	Jan-06	Atlanta, GA	1987	60	348	697	176	348	873	1,221	(873)	348	—
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,943	12,191	2,095	16,134	18,229	(6,019)	12,210	4,139
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	2,926	1,666	12,279	13,945	(4,541)	9,404	10,744
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,215	5,828	1,950	1,215	7,778	8,993	(3,990)	5,003	3,317
Eagle’s Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,981	1,872	1,053	7,853	8,906	(4,153)	4,753	3,525
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	1,070	9,790	1,112	906	11,066	11,972	(4,148)	7,824	2,969
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,534	30,830	15,188	5,534	46,018	51,552	(12,761)	38,791	30,761
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	2,549	3,232	28,095	31,327	(8,137)	23,190	21,700
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,452	11,156	4,548	6,452	15,704	22,156	(6,426)	15,730	9,666
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,053	5,057	4,313	3,053	9,370	12,423	(4,220)	8,203	5,263
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	8,980	11,763	24,154	35,917	(5,407)	30,510	18,423
Ferntree	Garden	Mar-01	Phoenix, AZ	1968	219	2,078	13,752	2,407	2,079	16,158	18,237	(4,477)	13,760	3,950
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,331	7,617	3,219	1,331	10,836	12,167	(3,718)	8,449	8,722
Fisherman’s Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,446	3,289	1,643	12,735	14,378	(4,423)	9,955	12,122
Fisherman’s Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	4,325	1,276	11,495	12,771	(3,627)	9,144	8,060
Fisherman’s Village	Garden	Jan-06	Indianapolis, IN	1982	328	920	11,173	607	920	11,780	12,700	(5,965)	6,735	6,350
Fisherman’s Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	3,871	1,257	11,455	12,712	(4,638)	8,074	2,374
Flamingo Towers	High Rise	Sep-97	Miami, FL	1960/2005	1,127	32,191	38,399	217,631	32,239	255,982	288,221	(63,295)	224,926	157,999
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,831	21,624	6,584	3,831	28,208	32,039	(10,209)	21,830	17,063
Forestlake Apartments	Garden	Mar-07	Daytona Beach, FL	1982	120	3,691	4,320	303	3,860	4,454	8,314	(137)	8,177	4,876
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	1,649	19,826	9,578	1,649	29,404	31,053	(11,910)	19,143	12,892
Fox Run (NJ)	Garden	Jan-00	Plainsboro, NJ	1973	776	7,736	52,085	13,717	7,729	65,809	73,538	(20,201)	53,337	28,879
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,419	96,062	24,605	15,496	120,590	136,086	(44,939)	91,147	191,648

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,083	4,084	1,125	10,167	11,292	(3,754)	7,538	4,199
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	8,313	3,936	31,145	35,081	(11,219)	23,862	13,255
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,982	2,649	2,289	15,631	17,920	(5,886)	12,034	4,701
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	1,220	12,351	14,388	26,739	(3,335)	23,404	14,071
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	290	1,019	17,595	11,987	1,019	29,582	30,601	(4,886)	25,715	19,749
Glenwood	Mid Rise	Jan-06	Jackson, MI	1978	144	567	5,511	463	567	5,974	6,541	(3,697)	2,844	1,741
Governor’s Park (CO)	Garden	Jan-00	Ft. Collins, CO	1982	188	1,116	9,089	1,606	1,116	10,695	11,811	(4,425)	7,386	8,204
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	810	4,577	4,868	9,445	(1,452)	7,993	4,707
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	4,250	2,715	21,021	23,736	(6,202)	17,534	17,532
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	26,883	2,303	27,596	29,899	(8,015)	21,884	14,219
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,129	13,593	10,280	2,129	23,873	26,002	(7,230)	18,772	13,436
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,822	9,557	5,003	1,821	14,561	16,382	(5,640)	10,742	7,666
Hampden Heights	Garden	Jan-00	Denver, CO	1973	376	1,989	13,943	3,676	2,005	17,603	19,608	(7,029)	12,579	6,203
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	9,776	10,643	5,483	9,776	16,126	25,902	(3,752)	22,150	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	2,372	4,108	5,935	10,043	(2,146)	7,897	—
Heather Ridge (TX)	Garden	Dec-00	Arlington, TX	1982	180	785	4,900	977	785	5,877	6,662	(2,788)	3,874	2,974
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	2,858	1,200	9,286	10,486	(2,713)	7,773	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,022	7,384	768	1,022	8,152	9,174	(3,445)	5,729	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	828	8,973	1,026	828	9,999	10,827	(3,139)	7,688	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	740	690	4,889	5,579	(1,384)	4,195	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,793	8,312	1,272	1,793	9,584	11,377	(3,972)	7,405	8,858
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,460	8,886	10,600	1,460	19,486	20,946	(4,773)	16,173	9,217
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	5,572	3,043	23,187	26,230	(7,948)	18,282	15,715
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,730	6,530	2,691	12,849	9,102	21,951	(104)	21,847	12,974
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	984	8,050	1,609	984	9,659	10,643	(2,408)	8,235	5,942
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,340	3,005	1,470	11,345	12,815	(4,457)	8,358	2,976
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,150	12,953	949	3,150	13,902	17,052	(4,500)	12,552	11,153
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,248	9,246	8,906	6,248	18,152	24,400	(6,238)	18,162	9,045
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,339	6,676	4,673	1,355	11,333	12,688	(3,169)	9,519	6,100
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	33,755	47,216	22,751	35,862	67,860	103,722	(12,020)	91,702	58,936
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	11,562	2,872	27,631	30,503	(14,829)	15,674	18,929
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,764	12,896	1,367	20,660	22,027	(6,077)	15,950	13,011
Homestead	Garden	Apr-05	EAST LANSING, MI	1986	168	643	7,479	454	644	7,932	8,576	(2,813)	5,763	3,714
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,763	6,376	575	8,887	6,827	15,714	(388)	15,326	5,602
Hudson Harbour	Garden	Apr-07	Poughkeepsie, NY	1980	352	18,172	19,244	526	18,247	19,695	37,942	(636)	37,306	24,437
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	3,048	17,859	16,197	34,056	(4,942)	29,114	17,885
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	17,122	13,653	2,983	17,122	16,636	33,758	(6,348)	27,410	30,500
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	5,256	10,342	17,176	27,518	(6,527)	20,991	19,936
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	2,498	8,872	3,936	2,498	12,808	15,306	(4,704)	10,602	8,853
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,628	6,049	2,111	1,628	8,160	9,788	(3,001)	6,787	4,882
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,639	8,668	2,696	7,639	11,364	19,003	(2,791)	16,212	16,838
Hunter’s Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	3,091	2,244	10,854	13,098	(4,373)	8,725	7,000
Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	301	1,731	578	301	2,309	2,610	(894)	1,716	476
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,235	14,857	4,120	2,235	18,977	21,212	(7,771)	13,441	20,792
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,700	17,864	4,279	2,700	22,143	24,843	(9,143)	15,700	24,790
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,401	15,892	5,171	2,401	21,063	23,464	(9,361)	14,103	25,802
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,650	11,265	3,160	1,650	14,425	16,075	(6,520)	9,555	5,855
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	1,654	4,731	16,534	21,265	(1,514)	19,751	13,344
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	6,553	41,126	18,494	6,417	59,756	66,173	(23,658)	42,515	30,704
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	2,964	24,523	18,169	42,692	(4,280)	38,412	26,580

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Island Club	Garden	Oct-02	Columbus, OH	1984	308	1,724	9,458	1,495	1,724	10,953	12,677	(2,339)	10,338	10,000
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,086	8,571	1,511	6,087	10,081	16,168	(3,140)	13,028	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	7,951	18,027	36,605	54,632	(10,983)	43,649	37,664
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,351	14,590	1,817	2,351	16,407	18,758	(4,137)	14,621	11,081
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,615	7,652	7,004	8,336	13,935	22,271	(3,493)	18,778	11,835
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,191	1,890	1,267	9,081	10,348	(3,568)	6,780	2,841
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	3,035	1,526	10,085	11,611	(3,449)	8,162	10,900
King’s Crossing	Garden	Jul-02	Columbia, MD	1983	168	2,948	6,535	873	2,963	7,393	10,356	(1,006)	9,350	14,233
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,168	14,824	10,159	3,168	24,983	28,151	(10,290)	17,861	7,994
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,816	1,678	1,342	9,494	10,836	(4,210)	6,626	4,183
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,611	10,634	5,183	40,245	45,428	(14,343)	31,085	28,746
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,234	9,231	4,756	1,234	13,987	15,221	(6,139)	9,082	5,843
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	3,849	973	1,652	4,822	6,474	(3,517)	2,957	5,118
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	16,128	2,331	2,822	18,459	21,281	(8,180)	13,101	12,877
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	2,790	18,297	4,854	2,790	23,151	25,941	(11,767)	14,174	15,700
Lakeside (IL)	Garden	Oct-99	Lisle, IL	1972	568	4,066	29,778	22,034	4,066	51,812	55,878	(13,645)	42,233	29,825
Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,118	5,358	1,784	3,118	7,142	10,260	(2,227)	8,033	5,885
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,721	35,482	6,697	4,721	42,179	46,900	(18,198)	28,702	18,682
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	801	8,328	1,987	801	10,315	11,116	(4,408)	6,708	4,429
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,913	8,132	3,368	1,913	11,500	13,413	(4,092)	9,321	10,816
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,669	13,314	2,774	1,669	16,088	17,757	(7,546)	10,211	8,535
Las Brisas (TX)	Garden	Dec-95	San Antonio, TX	1983	176	1,082	5,214	1,731	1,082	6,945	8,027	(2,818)	5,209	3,181
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,305	11,257	10,587	1,305	21,844	23,149	(6,600)	16,549	22,538
Laurel Hills Preserve	Garden	May-98	Marietta, GA	1987	720	6,568	37,283	15,291	6,568	52,574	59,142	(18,681)	40,461	30,000
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	1,314	14,591	549	1,314	15,140	16,454	(4,115)	12,339	8,597
Leahy Square	Garden	Apr-07	Redwood City, CA	1973	110	15,352	7,909	805	15,444	8,622	24,066	(9)	24,057	15,250
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,694	9,569	2,758	1,694	12,327	14,021	(4,820)	9,201	—
Lewis Park	Garden	Jan-06	Carbondale, IL	1972	269	747	12,864	1,201	744	14,068	14,812	(7,780)	7,032	4,411
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,688	852	312	2,540	2,852	(1,135)	1,717	—
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	479	2,518	17,396	6,348	2,518	23,744	26,262	(5,899)	20,363	40,000
Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	695	4,841	933	695	5,774	6,469	(1,586)	4,883	—
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	482	3,299	354	482	3,653	4,135	(832)	3,303	—
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	755	129,417	10,439	50,807	128,332	62,331	190,663	(1,356)	189,307	72,500
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	1,989	11,714	1,864	1,989	13,578	15,567	(5,925)	9,642	4,443
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	2,857	1,662	12,361	14,023	(4,744)	9,279	5,194
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	26,368	69,834	76,229	146,063	(20,021)	126,042	64,162
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	18,205	2,598	34,346	36,944	(7,616)	29,328	34,306
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	5,690	1,000	71,551	72,551	(13,355)	59,196	7,464
Mariner’s Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	10,034	16,233	1,517	26,267	27,784	(8,218)	19,566	10,608
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	5,894	1,435	30,426	31,861	(10,739)	21,122	4,788
Meadows	Garden	Dec-00	Austin, TX	1983	100	580	3,667	638	580	4,305	4,885	(2,091)	2,794	2,139
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,831	2,959	1,836	13,790	15,626	(3,320)	12,306	6,321
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,863	1,395	1,210	8,258	9,468	(3,175)	6,293	3,765
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	184	516	2,783	697	516	3,480	3,996	(1,874)	2,122	853
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	4,540	1,268	11,436	12,704	(5,261)	7,443	4,142
Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	685	2,614	2,934	685	5,548	6,233	(2,212)	4,021	2,720
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,841	2,336	2,546	17,177	19,723	(6,470)	13,253	6,692
Mountain View (CA)	Garden	Jan-06	San Dimas, CA	1978	168	8,500	16,656	—	8,500	16,656	25,156	(351)	24,805	23,300
Newport	Garden	Jul-94	Avondale, AZ	1986	204	800	4,354	2,925	800	7,279	8,079	(3,251)	4,828	3,461
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,667	9,260	1,687	2,664	10,950	13,614	(2,212)	11,402	8,014

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,080	14,435	2,428	16,080	16,863	32,943	(4,804)	28,139	35,496
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,420	2,000	1,017	7,420	8,437	(2,161)	6,276	3,667
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	1,020	5,888	1,670	1,020	7,558	8,578	(3,341)	5,237	3,720
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	618	10,048	16,771	6,286	10,048	23,057	33,105	(10,203)	22,902	23,487
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	2,839	2,132	15,694	17,826	(5,207)	12,619	10,295
Ocean View Apartment	Garden	Oct-06	Pacifica, CA	1963	63	7,975	4,131	565	8,108	4,563	12,671	(218)	12,453	6,619
Oceanfront	Garden	Nov-96	Galveston, TX	1985	102	513	3,045	5,350	513	8,395	8,908	(2,300)	6,608	1,462
One Lytle Place	High Rise	Jan-00	Cincinnati ,OH	1980	231	2,662	21,800	11,090	2,662	32,890	35,552	(8,030)	27,522	15,450
Pacific Bay Vistas	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	19,617	27,807	57,973	85,780	(55,441)	30,339	25,799
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,770	6,579	3,064	12,970	9,443	22,413	(611)	21,802	11,637
Palazzo at Park La Brea	Mid Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	6,616	48,342	131,560	179,902	(18,940)	160,962	112,229
Palazzo East at Park La Brea	Mid Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	18,448	72,555	143,400	215,955	(14,897)	201,058	149,999
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,262	9,534	2,804	25,796	28,600	(9,221)	19,379	11,829
Palm Lake	Garden	Oct-99	Tampa ,FL	1972	150	917	5,452	2,609	917	8,061	8,978	(4,078)	4,900	2,419
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	129	647	3,515	6,235	647	9,750	10,397	(3,792)	6,605	1,651
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,162	2,247	1,025	8,409	9,434	(2,876)	6,558	3,960
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	175	522	404	175	926	1,101	(918)	183	2,073
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	694	5,006	2,245	694	7,251	7,945	(2,903)	5,042	4,771
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	973	10,451	47,301	35,475	10,451	82,776	93,227	(14,522)	78,705	87,000
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,604	11,902	7,330	1,604	19,232	20,836	(5,673)	15,163	6,235
Parkway (VA)	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	1,947	386	4,781	5,167	(2,683)	2,484	9,537
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	—	19,595	14,838	34,433	(195)	34,238	23,800
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	303	4,683	11,713	9,411	4,683	21,124	25,807	(7,779)	18,028	10,104
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	2,000	19,892	4,088	2,000	23,980	25,980	(11,812)	14,168	12,968
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,790	6,883	1,368	1,790	8,251	10,041	(3,472)	6,569	5,430
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,169	2,127	844	7,296	8,140	(2,192)	5,948	3,701
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	1,768	8,030	6,797	14,827	(2,021)	12,806	6,006
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	1,587	4,125	7,472	11,597	(1,765)	9,832	4,246
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,899	3,329	2,095	15,228	17,323	(5,785)	11,538	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	2,125	603	5,443	6,046	(1,927)	4,119	2,010
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,052	8,898	2,326	1,052	11,224	12,276	(4,973)	7,303	3,799
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,811	19,469	4,339	3,810	23,809	27,619	(8,950)	18,669	24,766
Pointe At Stone Canyon, The	Garden	Jan-06	Dallas, TX	1978	164	747	4,532	1,527	747	6,059	6,806	(3,185)	3,621	2,555
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,024	7,810	1,729	1,024	9,539	10,563	(3,710)	6,853	6,191
Presidential House	Mid Rise	Sep-05	N. MIAMI BEACH, FL	1963	203	1,379	10,635	1,266	1,379	11,901	13,280	(4,690)	8,590	10,159
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,579	8,835	4,951	1,579	13,786	15,365	(6,491)	8,874	4,566
Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,173	2,794	1,559	11,967	13,526	(5,069)	8,457	4,720
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,803	1,361	1,222	8,164	9,386	(3,290)	6,096	4,738
Ramblewood Apartments (MI)	Garden	Dec-99	Grand Rapids, MI	1973	1,698	9,500	61,769	14,509	9,500	76,278	85,778	(23,843)	61,935	29,291
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,869	10,612	3,006	4,869	13,618	18,487	(4,981)	13,506	10,281
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	2,082	18,536	1,779	2,082	20,315	22,397	(8,061)	14,336	14,232
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	1,111	17,717	11,344	1,111	29,061	30,172	(10,586)	19,586	12,194
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,052	11,607	3,212	3,052	14,819	17,871	(3,384)	14,487	10,700
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	4,394	15,988	18,078	34,066	(5,845)	28,221	39,584
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	3,403	5,504	13,387	18,891	(4,008)	14,883	8,813
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,833	10,000	7,238	1,833	17,238	19,071	(8,086)	10,985	11,418
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,576	18,650	656	18,795	19,087	37,882	(903)	36,979	25,000
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	1,240	30,579	31,877	62,456	(3,424)	59,032	42,051
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	5,148	17,728	23,485	41,213	(7,573)	33,640	38,277
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	2,435	893	6,563	7,456	(2,796)	4,660	5,164

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	30,259	2,120	41,546	43,666	(12,896)	30,770	21,916
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	724	4,976	757	724	5,733	6,457	(2,289)	4,168	3,191
Riverside	Mid Rise	Jul-94	Littleton, CO	1987	248	1,956	8,427	4,110	1,956	12,537	14,493	(5,503)	8,990	6,844
Riverside Park	High Rise	Apr-00	Alexandria ,VA	1973	1,223	8,041	68,149	70,631	8,040	138,781	146,821	(35,162)	111,659	80,490
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,032	3,424	1,373	1,032	4,797	5,829	(1,736)	4,093	3,982
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,128	8,060	2,452	12,430	10,210	22,640	(2,438)	20,202	17,900
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	1,777	5,832	13,821	19,653	(4,373)	15,280	13,035
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	2,443	25,178	31,229	56,407	(10,383)	46,024	29,091
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,231	45,562	6,728	68,231	52,290	120,521	(16,189)	104,332	55,351
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	8,137	51,292	44,945	96,237	(14,339)	81,898	60,800
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	3,992	22,433	28,087	50,520	(8,714)	41,806	38,000
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	7,689	832	12,258	13,090	(2,926)	10,164	—
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,933	7,341	1,333	1,933	8,674	10,607	(1,924)	8,683	9,289
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,503	10,499	4,294	12,503	14,793	27,296	(5,317)	21,979	12,100
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	4,309	5,934	20,361	26,295	(5,762)	20,533	21,564
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,106	6,559	3,142	2,106	9,701	11,807	(4,126)	7,681	8,406
Runaway Bay (Virginia Beach)	Garden	Nov-04	Virginia Beach, VA	1985	440	8,089	15,700	3,810	9,478	18,121	27,599	(2,856)	24,743	17,457
Runaway Bay II (OH)	Garden	Jan-06	Columbus, OH	1982	132	824	6,519	731	824	7,250	8,074	(2,800)	5,274	5,525
Runawaybay I	Garden	Sep-03	Columbus, OH	1982	304	2,086	11,561	2,237	2,081	13,803	15,884	(3,576)	12,308	9,957
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	837	4,109	2,432	837	6,541	7,378	(2,854)	4,524	4,181
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	978	5,542	2,311	978	7,853	8,831	(2,859)	5,972	2,089
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	5,826	3,511	27,222	30,733	(8,853)	21,880	30,239
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	2,510	13,960	23,241	37,201	(6,615)	30,586	22,971
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,443	8,137	3,876	1,443	12,013	13,456	(4,206)	9,250	2,191
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,540	9,852	10,712	10,540	20,564	31,104	(7,364)	23,740	19,450
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	460	4,880	633	460	5,513	5,973	(2,580)	3,393	2,625
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,474	17,756	—	49,474	17,756	67,230	(110)	67,120	49,000
Scottsdale Gateway I	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	4,114	591	7,473	8,064	(2,434)	5,630	5,800
Scottsdale Gateway II	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	14,467	2,458	28,394	30,852	(9,420)	21,432	5,996
Shadow Creek (AZ)	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,886	3,156	2,016	15,042	17,058	(6,247)	10,811	5,150
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	6,533	18,492	63,730	82,222	(21,846)	60,376	71,785
Sienna Bay	Garden	Apr-00	St. Petersburg, FL	1984	276	1,481	8,716	9,596	1,481	18,312	19,793	(5,482)	14,311	10,961
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,317	11,706	6,617	1,317	18,323	19,640	(5,736)	13,904	18,596
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,237	2,810	19,816	22,626	(5,512)	17,114	7,487
Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	775	3,765	1,926	775	5,691	6,466	(2,364)	4,102	4,525
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1991	64	751	2,859	1,888	751	4,747	5,498	(2,006)	3,492	1,760
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,668	4,798	3,436	24,466	27,902	(7,840)	20,062	18,413
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,727	11,622	4,315	28,349	32,664	(9,512)	23,152	8,726
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,075	5,571	2,224	17,646	19,870	(7,722)	12,148	15,500
Southridge	Garden	Dec-00	Greenville, TX	1984	160	695	4,416	2,074	695	6,490	7,185	(3,924)	3,261	2,996
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2,877	13,595	94,916	47,134	14,541	141,104	155,645	(45,736)	109,909	138,070
Springhouse (KY)	Garden	Mar-04	Lexington, KY	1986	224	1,964	6,180	676	1,964	6,856	8,820	(1,875)	6,945	7,150
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,488	10,331	1,057	3,488	11,388	14,876	(3,015)	11,861	8,600
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	9,479	11,425	2,739	9,479	14,164	23,643	(2,690)	20,953	16,600
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	5,587	7,284	786	5,587	8,070	13,657	(1,151)	12,506	14,967
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	971	3,985	1,014	971	4,999	5,970	(1,662)	4,308	2,606
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,291	3,241	7,385	10,626	(2,536)	8,090	4,122
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	2,768	562	6,944	7,506	(1,989)	5,517	—
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	7,601	8,029	5,691	7,601	13,720	21,321	(3,280)	18,041	12,425
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	2,371	3,675	18,482	22,157	(5,295)	16,862	11,342

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Steeplechase (OH)	Garden	May-99	Loveland, OH	1988	272	1,975	9,264	2,100	1,960	11,379	13,339	(4,336)	9,003	8,170
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	5,029	7,056	15,539	22,595	(2,887)	19,708	14,200
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	535	8,621	54,694	16,345	8,622	71,038	79,660	(24,144)	55,516	80,000
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	2,461	13,593	11,808	25,401	(5,453)	19,948	11,479
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1981	296	1,541	8,636	3,207	1,541	11,843	13,384	(4,376)	9,008	5,980
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,583	8,587	3,718	1,583	12,305	13,888	(4,695)	9,193	5,560
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,736	483	488	9,219	9,707	(2,097)	7,610	3,187
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,548	275	3,413	3,688	(906)	2,782	2,039
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,670	454	2,167	13,124	15,291	(5,860)	9,431	13,360
Stratford, The (TX)	Garden	May-98	San Antonio, TX	1979	269	1,825	10,748	2,130	1,825	12,878	14,703	(5,431)	9,272	4,390
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,211	6,037	1,481	1,211	7,518	8,729	(2,511)	6,218	3,036
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	14,219	4,551	39,762	44,313	(12,523)	31,790	36,827
Sun River Village	Garden	Oct-99	Tempe ,AZ	1981	334	1,800	13,504	3,154	1,800	16,658	18,458	(6,849)	11,609	8,179
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	936	6,059	2,009	936	8,068	9,004	(2,696)	6,308	3,966
Sycamore Creek	Garden	Apr-00	Cincinnati ,OH	1978	295	1,984	9,614	3,747	1,984	13,361	15,345	(4,684)	10,661	6,754
Talbot Woods	Garden	Sep-04	Middleboro, MA	1972	121	5,852	4,719	1,855	5,852	6,574	12,426	(1,124)	11,302	6,368
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,284	20,683	6,933	3,301	27,599	30,900	(10,305)	20,595	17,248
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	650	6,603	4,363	650	10,966	11,616	(3,805)	7,811	7,032
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,238	13,715	3,287	1,238	17,002	18,240	(6,039)	12,201	4,343
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	1,457	1,323	8,612	9,935	(3,853)	6,082	3,021
Tempo, The	High Rise	Sep-04	New York, NY	1900	200	68,006	12,140	2,750	68,109	14,787	82,896	(1,404)	81,492	31,432
The Crescent at West Hollywood	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	9,537	15,765	19,369	35,134	(3,312)	31,822	14,902
The Glen at Forestlake	Garden	Mar-07	Daytona Beach, FL	1982	26	897	862	105	933	931	1,864	(39)	1,825	1,070
The Lodge at Chattahoochee	Garden	Oct-99	Atlanta, GA	1970	312	2,320	16,370	18,425	2,320	34,795	37,115	(8,441)	28,674	9,787
Tierra Palms	Garden	Jan-06	Norwalk, CA	1970	144	6,441	6,807	—	6,441	6,807	13,248	(147)	13,101	13,800
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,184	8,077	1,808	1,184	9,885	11,069	(3,757)	7,312	4,950
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,457	2,561	778	7,018	7,796	(3,142)	4,654	2,550
Timbertree	Garden	Oct-97	Phoenix, AZ	1979	387	2,292	13,000	5,327	2,292	18,327	20,619	(8,084)	12,535	5,317
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	—	15,198	22,029	37,227	(454)	36,773	31,800
Township At Highlands	Town Home	Nov-96	Littleton, CO	1985	161	1,615	9,773	4,572	1,536	14,424	15,960	(5,346)	10,614	17,145
Trails	Garden	Apr-02	Nashville, TN	1985	248	652	10,058	1,489	652	11,547	12,199	(5,471)	6,728	8,548
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	14,985	3,602	2,650	18,587	21,237	(7,841)	13,396	6,685
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,640	19,484	7,754	2,640	27,238	29,878	(11,635)	18,243	10,198
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	2,053	12,954	2,971	2,053	15,925	17,978	(5,940)	12,038	10,841
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	1,062	4,749	11,151	15,900	(2,765)	13,135	8,132
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,848	8,400	1,913	1,848	10,313	12,161	(1,782)	10,379	11,419
Versailles on the Lake	Garden	Apr-02	Fort Wayne, IN	1969	156	369	6,104	1,173	369	7,277	7,646	(3,090)	4,556	2,405
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	121	7,294	4,861	1,978	7,476	6,657	14,133	(1,796)	12,337	4,611
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	626	3,720	1,291	626	5,011	5,637	(1,568)	4,069	2,620
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,261	4,072	2,446	17,333	19,779	(7,745)	12,034	12,706
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,757	2,490	1,618	12,247	13,865	(4,493)	9,372	7,000
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	892	5,729	1,673	892	7,402	8,294	(3,042)	5,252	3,100
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	830	5,784	1,336	830	7,120	7,950	(3,117)	4,833	3,612
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	581	6,629	1,617	581	8,246	8,827	(3,543)	5,284	6,664
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,205	16,928	9,212	2,205	26,140	28,345	(9,643)	18,702	11,431
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1969	722	5,562	42,392	11,455	5,562	53,847	59,409	(16,728)	42,681	39,256
Village, The	Garden	Jan-00	Barndon, FL	1986	112	692	5,558	1,629	692	7,187	7,879	(2,666)	5,213	5,236
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,327	34,069	49,096	4,327	83,165	87,492	(25,311)	62,181	39,794
Villages of Bent Tree	Garden	Oct-02	Indianapolis, IN	1983	240	1,850	6,430	2,299	1,850	8,729	10,579	(2,706)	7,873	5,400
Villages of Bent Tree, Phase II	Garden	Jan-06	Indianapolis, IN	1983	280	1,072	12,770	2,881	1,072	15,651	16,723	(5,294)	11,429	7,950

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,309	5,513	1,816	1,309	7,329	8,638	(2,254)	6,384	5,478
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	2,093	8,621	50,964	59,585	(8,717)	50,868	33,518
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,752	14,709	8,814	1,752	23,523	25,275	(7,490)	17,785	7,183
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	2,351	804	7,303	8,107	(2,820)	5,287	2,558
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	3,930	28,585	32,032	60,617	(11,398)	49,219	31,560
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	3,052	4,504	14,116	18,620	(5,277)	13,343	8,400
Webb Bridge Crossing	Garden	Sep-04	Alpharetta, GA	1985	164	957	6,253	2,735	957	8,988	9,945	(3,016)	6,929	4,934
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1,381	3,837	28,010	16,578	3,837	44,588	48,425	(15,923)	32,502	7,954
West Winds	Garden	Oct-02	Orlando, FL	1985	272	3,122	10,683	2,364	3,122	13,047	16,169	(3,215)	12,954	13,154
West Woods	Garden	Oct-00	Anappolis, MD	1981	57	1,557	1,891	1,138	1,557	3,029	4,586	(780)	3,806	4,476
Westgate	Garden	Oct-99	Houston, TX	1971	313	1,920	11,222	3,159	1,920	14,381	16,301	(4,843)	11,458	7,149
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,384	1,474	2,921	12,858	15,779	(5,577)	10,202	7,282
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	1,200	6,339	19,139	25,478	(5,478)	20,000	15,125
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	2,327	1,225	9,250	10,475	(3,452)	7,023	2,795
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,659	3,128	1,227	9,787	11,014	(4,392)	6,622	3,915
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,383	7,896	1,708	1,383	9,604	10,987	(3,657)	7,330	5,023
Willow Bend (IL)	Garden	May-98	Rolling Meadows, IL	1985	328	2,717	15,437	13,553	2,717	28,990	31,707	(7,650)	24,057	20,000
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	880	7,687	2,691	880	10,378	11,258	(4,782)	6,476	6,962
Wilson Acres	Garden	Apr-06	Greenville, NC	1979	146	1,175	3,943	584	1,485	4,217	5,702	(288)	5,414	3,000
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,234	1,074	104	3,308	3,412	(1,281)	2,131	—
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,265	3,912	2,589	1,265	6,501	7,766	(2,073)	5,693	4,412
Windemere	Garden	Jan-03	Houston, TX	1982	257	2,145	10,769	938	2,145	11,707	13,852	(4,302)	9,550	4,951
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,272	1,542	1,406	9,814	11,220	(3,941)	7,279	4,610
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	14,160	24,960	31,750	56,710	(9,100)	47,610	28,999
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	3,953	3,696	13,982	17,678	(4,370)	13,308	17,556
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,326	8,329	2,278	1,326	10,607	11,933	(4,059)	7,874	5,289
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	1,474	131	3,760	3,891	(1,660)	2,231	2,630
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	1,522	4,279	17,492	21,771	(4,923)	16,848	13,758
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,079	3,169	1,595	12,248	13,843	(3,869)	9,974	2,116
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,327	12,713	8,943	1,327	21,656	22,983	(6,596)	16,387	6,360
Wood View	Garden	Jan-06	Atlanta, GA	1983	180	1,277	4,510	5,252	1,277	9,762	11,039	(4,067)	6,972	4,829
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,117	15,574	2,695	2,117	18,269	20,386	(7,857)	12,529	14,173
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,728	1,223	658	4,951	5,609	(1,939)	3,670	1,411
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	600	3,617	1,108	600	4,725	5,325	(2,281)	3,044	2,419
Woods Edge	Garden	Nov-04	Indianapolis, IN	1981	190	495	6,238	1,152	495	7,390	7,885	(1,577)	6,308	5,153
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	1,966	18,290	1,990	1,966	20,280	22,246	(4,005)	18,241	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,427	11,698	2,412	1,427	14,110	15,537	(6,474)	9,063	5,878
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	430	4,024	588	430	4,612	5,042	(2,849)	2,193	1,366
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,549	3,076	961	8,625	9,586	(2,903)	6,683	6,259
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	1,010	9,283	10,453	1,010	19,736	20,746	(5,241)	15,505	13,618
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	2,649	31,363	34,863	66,226	(3,562)	62,664	44,552
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,971	18,163	12,586	2,971	30,749	33,720	(5,656)	28,064	14,658
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,457	3,821	1,968	15,278	17,246	(5,999)	11,247	4,503

Total Conventional Properties					126,029	2,467,684	5,888,985	2,442,855	2,532,838	8,266,686	10,799,524	(2,507,952)	8,291,572	6,148,597

Affordable Properties:
Adams Court	Garden	Jan-06	Hempstead, NY	1981	84	94	6,047	272	94	6,319	6,413	(3,604)	2,809	2,553
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,348	29,770	6,916	1,350	36,684	38,034	(10,980)	27,054	24,087
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	530	1,934	595	530	2,529	3,059	(556)	2,503	2,261
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,701	405	5,251	5,656	(872)	4,784	4,216

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	205	455	816	205	1,271	1,476	(502)	974	939
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	362	2,887	1,055	348	3,956	4,304	(2,163)	2,141	1,782
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	55	363	2,818	1,120	350	3,951	4,301	(2,067)	2,234	1,569
Baisley Park Gardens	Mid Rise	Apr-02	Jamaica, NY	1982	212	1,765	12,309	3,331	1,765	15,640	17,405	(4,702)	12,703	11,563
Baldwin Oaks	Mid Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	1,654	746	10,170	10,916	(5,487)	5,429	13,281
Baldwin Towers	High Rise	Jan-06	Pittsburgh, PA	1983	99	237	5,417	134	237	5,551	5,788	(3,462)	2,326	2,025
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,595	825	1,140	5,420	6,560	(992)	5,568	2,796
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,139	469	275	1,608	1,883	(398)	1,485	1,429
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	1,023	15,265	5,349	1,024	20,613	21,637	(3,718)	17,919	15,755
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	5,524	1,486	1,380	7,010	8,390	(1,926)	6,464	5,110
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	231	230	1,150	1,380	(315)	1,065	1,092
Benjamin Banneker Plaza	Mid Rise	Jan-06	Chester, PA	1976	70	79	3,862	439	79	4,301	4,380	(2,414)	1,966	1,610
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	1,152	4,657	1,432	1,152	6,089	7,241	(1,586)	5,655	1,886
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	12,868	1,813	19,279	21,092	(5,265)	15,827	10,753
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	23	1,187	268	23	1,455	1,478	(917)	561	739
Bloomsburg Towers	Mid Rise	Jan-06	Bloomsburg, PA	1981	75	1	4,128	122	1	4,250	4,251	(2,481)	1,770	1,589
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	829	10,122	259	809	10,401	11,210	(5,034)	6,176	2,825
Brightwood Manor	Garden	Jan-06	New Brighton, PA	1975	152	140	5,164	294	140	5,458	5,598	(3,391)	2,207	1,528
Burchwood	Garden	Oct-07	Berea, KY	1999	24	253	1,173	—	253	1,173	1,426	(922)	504	981
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	702	4,215	193	702	4,408	5,110	(2,805)	2,305	736
Cache Creek Apartment Homes	Mid Rise	Jun-04	Clearlake, CA	1986	80	1,545	9,405	469	1,545	9,874	11,419	(1,966)	9,453	2,339
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	271	154	5,975	6,129	(3,133)	2,996	3,560
California Square II	Garden	Jan-06	Louisville, KY	1983	48	61	2,156	239	61	2,395	2,456	(1,368)	1,088	1,568
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	750	6,719	670	750	7,389	8,139	(2,394)	5,745	7,866
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	157	400	4,724	861	400	5,585	5,985	(3,080)	2,905	5,423
Carriage House (VA)	Mid Rise	Dec-06	Petersburg, VA	1885	118	847	2,886	2,878	852	5,759	6,611	(329)	6,282	2,307
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,800	4,143	442	1,800	4,585	6,385	(1,016)	5,369	1,505
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	1,246	585	3,597	4,182	(955)	3,227	3,534
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	537	372	2,027	2,399	(599)	1,800	1,097
Cimarron	Garden	Oct-07	Wichita, KS	1973	132	1,332	1,762	—	1,332	1,762	3,094	(1,762)	1,332	1,608
City Line	Garden	Mar-02	Hampton, VA	1976	200	500	2,014	8,568	500	10,582	11,082	(1,157)	9,925	5,004
Clisby Towers	Mid Rise	Jan-06	Macon, GA	1980	52	161	2,333	69	161	2,402	2,563	(1,581)	982	1,041
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	521	500	2,532	3,032	(662)	2,370	2,175
Cold Spring Homes	Garden	Oct-07	Cold Springs, KY	2000	30	187	917	—	187	917	1,104	(917)	187	790
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	210	4,751	296	210	5,047	5,257	(2,817)	2,440	3,281
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	390	8,373	4,766	363	13,166	13,529	(4,607)	8,922	5,660
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	452	5,552	3,280	459	8,825	9,284	(1,655)	7,629	5,840
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,740	676	10,455	11,131	(2,554)	8,577	7,851
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,314	18,196	876	1,314	19,072	20,386	(8,847)	11,539	6,148
Courtyard	Mid Rise	Jan-06	Cincinnati, OH	1980	137	642	5,597	90	642	5,687	6,329	(2,778)	3,551	3,908
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,610	590	400	2,200	2,600	(513)	2,087	2,685
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	3,539	213	355	3,752	4,107	(1,991)	2,116	1,233
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,395	38	42	1,433	1,475	(106)	1,369	978
Cumberland Court	Garden	Jan-06	Harrisburg, PA	1975	108	170	4,249	346	170	4,595	4,765	(2,868)	1,897	1,468
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	540	2,178	1,174	540	3,352	3,892	(971)	2,921	557
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	1,580	575	3,884	4,459	(1,009)	3,450	3,793
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	106	394	1,685	2,079	(354)	1,725	1,139
Douglas Landing	Garden	Oct-07	Austin, TX	1999	96	—	5,000	—	—	5,000	5,000	—	5,000	—
Druid Hills	Garden	Jan-06	Walterboro, SC	1981	80	76	3,718	95	76	3,813	3,889	(2,836)	1,053	1,300
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	240	2,800	11,188	1,941	2,800	13,129	15,929	(2,830)	13,099	8,350

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	550	2,294	1,960	550	4,254	4,804	(1,205)	3,599	4,217
Elmwood	Garden	Jan-06	Athens, AL	1981	80	185	2,804	201	185	3,005	3,190	(1,448)	1,742	1,887
Fairburn And Gordon II	Garden	Jan-06	Atlanta, GA	1969	58	84	2,002	109	84	2,111	2,195	(1,292)	903	193
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	166	5,275	200	166	5,475	5,641	(3,084)	2,557	2,663
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	440	2,091	—	440	2,091	2,531	(239)	2,292	—
Fox Run (TX)	Garden	Mar-02	Orange, TX	1983	70	420	1,992	264	420	2,256	2,676	(516)	2,160	2,605
Foxfire (MI)	Garden	Jan-06	Jackson, MI	1975	160	782	6,927	811	782	7,738	8,520	(4,386)	4,134	2,164
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	46	4,100	120	46	4,220	4,266	(1,889)	2,377	2,222
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	1,829	550	18,654	19,204	(9,092)	10,112	7,229
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	970	3,887	1,363	970	5,250	6,220	(1,456)	4,764	4,931
Frio	Garden	Jan-06	Pearsall, TX	1980	63	109	2,425	235	109	2,660	2,769	(1,466)	1,303	1,109
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	382	266	2,607	2,873	(908)	1,965	2,438
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	433	1,666	316	433	1,982	2,415	(362)	2,053	2,388
Glendale Terrace	Garden	Jan-06	Aiken, SC	1972	60	38	1,554	124	38	1,678	1,716	(1,132)	584	185
Greenbriar	Garden	Jan-06	Indianapolis, IN	1980	121	762	4,083	126	762	4,209	4,971	(2,585)	2,386	1,349
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	184	1,010	1,875	2,885	(426)	2,459	1,682
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	369	10,862	238	369	11,100	11,469	(5,630)	5,839	6,042
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	1,011	475	3,797	4,272	(1,551)	2,721	479
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	177	2,901	110	177	3,011	3,188	(1,588)	1,600	1,391
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	3,022	1,263	5,261	6,524	(718)	5,806	4,474
Henna Townhomes	Garden	Oct-07	Round Rock, TX	1999	160	1,047	12,893	—	1,047	12,893	13,940	(2,641)	11,299	6,159
Heritage House	Mid Rise	Jan-06	Lewisburg, PA	1982	79	178	3,251	94	178	3,345	3,523	(1,826)	1,697	2,106
Hickory Heights	Garden	Jan-06	Abbeville, SC	1974	80	25	2,479	641	25	3,120	3,145	(1,472)	1,673	402
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,204	1,016	550	3,220	3,770	(628)	3,142	1,930
Hillside Village	Town Home	Jan-06	Catawissa, PA	1981	50	31	2,643	81	31	2,724	2,755	(1,537)	1,218	1,194
Hilltop	Garden	Jan-06	Duquesne, PA	1975	152	153	7,311	340	153	7,651	7,804	(4,734)	3,070	2,349
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	857	4,207	899	857	5,106	5,963	(2,892)	3,071	2,863
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	201	914	1,749	2,663	(433)	2,230	769
Hudson Terrace	Garden	Jan-06	Hudson, NY	1973	168	242	5,431	251	242	5,682	5,924	(3,376)	2,548	1,340
Indio Gardens	Mid Rise	Oct-06	Indio, CA	1980	151	—	9,534	—	—	9,534	9,534	—	9,534	6,385
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	285	4,513	358	285	4,871	5,156	(2,623)	2,533	2,641
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,684	220	142	3,904	4,046	(241)	3,805	1,073
JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	335	8,386	417	335	8,803	9,138	(4,055)	5,083	5,907
Johnston Square	High Rise	Oct-07	Baltimore, MD	1981	217	488	10,761	31	488	10,792	11,280	(5,693)	5,587	5,668
Kalmia	Garden	Jan-06	Graniteville, SC	1981	96	103	4,692	75	103	4,767	4,870	(3,230)	1,640	1,910
Kephart Plaza	High Rise	Jan-06	Lock Haven, PA	1978	101	52	4,353	217	52	4,570	4,622	(2,664)	1,958	1,711
King Bell Apartments	Garden	Jan-06	Milwaukie, OR	1982	62	204	2,497	118	204	2,615	2,819	(1,263)	1,556	1,689
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,746	6,663	664	1,746	7,327	9,073	(3,478)	5,595	4,198
Kubasek Trinity Manor (The Hollows)	High Rise	Jan-06	Yonkers, NY	1981	130	8	8,354	1,379	8	9,733	9,741	(5,018)	4,723	4,892
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,841	19,568	3,862	1,841	23,430	25,271	(6,604)	18,667	17,809
Lafayette Commons	Garden	Mar-04	West Lafayette, OH	1979	49	187	1,012	222	187	1,234	1,421	(189)	1,232	858
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	64	1,953	42	64	1,995	2,059	(1,546)	513	335
Lakeview Arms	Mid Rise	Jan-06	Poughkeepsie, NY	1981	72	111	3,256	198	111	3,454	3,565	(1,893)	1,672	1,948
Landau	Garden	Oct-05	Clinton, SC	1970	80	47	2,837	139	47	2,976	3,023	(1,685)	1,338	384
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	99	75	1,969	2,044	(1,140)	904	1,320
Lavista	Garden	Jan-06	Concord, CA	1981	75	565	4,448	—	565	4,448	5,013	(191)	4,822	1,743
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	169	7,040	279	169	7,319	7,488	(4,030)	3,458	3,265
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	594	650	3,198	3,848	(863)	2,985	2,591
Lodge Run	Mid Rise	Jan-06	Portage, PA	1983	31	18	1,467	229	18	1,696	1,714	(1,103)	611	516
Long Meadow	Garden	Jan-06	Cheraw, SC	1973	56	28	1,472	86	28	1,558	1,586	(1,041)	545	259

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1975	230	1,297	7,445	7,510	886	15,366	16,252	(2,966)	13,286	7,960
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	129	14,050	—	129	14,050	14,179	(1,957)	12,222	—
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	539	2,159	465	539	2,624	3,163	(426)	2,737	2,826
Maria Lopez Plaza	Mid Rise	Jan-06	Bronx, NY	1982	216	498	17,754	444	498	18,198	18,696	(9,773)	8,923	10,785
Michigan Beach	Garden	Oct-07	Chicago, IL	1958	239	792	12,231	49	792	12,280	13,072	(1,870)	11,202	5,588
Mill Pond	Mid Rise	Jan-06	Tauton, MA	1982	49	70	2,714	177	70	2,891	2,961	(1,426)	1,535	1,709
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	290	5,162	59	290	5,221	5,511	(2,683)	2,828	3,040
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	785	391	4,644	5,035	(2,120)	2,915	3,326
Morrisania II	High Rise	Jan-06	Bronx, NY	1979	203	404	16,038	791	404	16,829	17,233	(9,348)	7,885	8,265
Moss Gardens	Mid Rise	Jan-06	Lafayette, LA	1980	114	125	4,218	75	125	4,293	4,418	(2,895)	1,523	2,133
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	888	2,360	4,576	888	6,936	7,824	(544)	7,280	—
New Vistas I	Garden	Jan-06	Chicago, IL	1925	148	181	7,388	163	181	7,551	7,732	(5,238)	2,494	1,706
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,150	7,862	409	1,150	8,271	9,421	(2,267)	7,154	7,588
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	1,613	487	2,930	3,417	(1,231)	2,186	886
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,280	14,334	15,377	2,510	29,481	31,991	(8,911)	23,080	20,425
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	1,085	500	3,097	3,597	(973)	2,624	1,838
Oakwood Gardens	High Rise	Jan-06	Mount Vernon, NY	1930	100	202	8,733	450	202	9,183	9,385	(4,000)	5,385	4,375
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	27	95	525	620	(113)	507	433
Ocala Place	Garden	Jan-06	Ocala, FL	1980	40	93	1,420	265	93	1,685	1,778	(901)	877	598
Olde Towne West I	Mid Rise	Jan-06	Alexandria, VA	1976	172	130	5,664	1,763	130	7,427	7,557	(3,956)	3,601	8,385
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	214	2,865	528	214	3,393	3,607	(1,582)	2,025	2,632
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,463	1,492	581	4,955	5,536	(1,626)	3,910	3,336
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	77	4,078	549	77	4,627	4,704	(2,965)	1,739	1,547
Orange Village	Garden	Jan-06	Hermitage, PA	1979	81	53	3,432	159	53	3,591	3,644	(2,100)	1,544	1,866
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	109	2,309	107	109	2,416	2,525	(1,210)	1,315	1,476
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	993	4,164	397	993	4,561	5,554	(1,283)	4,271	3,360
Oxford Terrace IV	Town Home	Oct-07	Indianapolis, IN	1994	48	120	1,537	—	120	1,537	1,657	(1,057)	600	1,261
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	8,745	2,844	—	11,589	11,589	(1,347)	10,242	7,214
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	570	2,288	301	570	2,589	3,159	(749)	2,410	2,237
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	124	3,349	98	124	3,447	3,571	(2,248)	1,323	569
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	147	3,414	82	147	3,496	3,643	(2,317)	1,326	573
Park — Joplin Apartments	Garden	Oct-07	Joplin, MO	1974	192	928	8,915	—	928	8,915	9,843	(2,816)	7,027	3,431
Park Meadows	Garden	Oct-07	Wichita, KS	1990	96	103	3,437	—	103	3,437	3,540	(1,684)	1,856	1,577
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	742	6,327	9,686	705	16,050	16,755	(3,734)	13,021	9,845
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	7,727	26,779	3,098	7,727	29,877	37,604	(6,534)	31,070	37,940
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,041	2,880	—	1,041	2,880	3,921	(2,622)	1,299	837
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	16,952	3,427	40,466	43,893	(7,029)	36,864	23,251
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	202	1,906	535	202	2,441	2,643	(1,412)	1,231	1,229
Pavillion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	607	—	16,023	16,023	(2,565)	13,458	9,750
Peachwood Place	Garden	Oct-07	Waycross, GA	1999	72	163	2,893	—	163	2,893	3,056	(1,317)	1,739	737
Pinebluff Village	Mid Rise	Jan-06	Salisbury, MD	1980	151	291	7,998	313	291	8,311	8,602	(5,197)	3,405	2,332
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	420	1,698	1,012	420	2,710	3,130	(856)	2,274	2,016
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	3,312	1,229	5,902	7,131	(980)	6,151	3,255
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	624	2,647	1,678	593	4,356	4,949	(1,039)	3,910	—
Portland Plaza	Garden	Jan-06	Louisville, KY	1983	71	—	2,926	90	—	3,016	3,016	(1,615)	1,401	1,493
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	136	4,322	7	115	4,350	4,465	(134)	4,331	1,409
Post Street Apartments	High Rise	Jan-06	Yonkers, NY	1930	56	104	3,359	331	104	3,690	3,794	(2,035)	1,759	1,742
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,507	102	2,578	2,680	(1,168)	1,512	1,109
Quivira Place	Garden	Oct-07	Lenexa, KS	1978	289	374	12,158	—	374	12,158	12,532	(6,941)	5,591	6,125
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	356	5,594	165	356	5,759	6,115	(2,306)	3,809	2,053

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Renwick Gardens	High Rise	Jan-06	New York, NY	1979	224	402	17,402	1,788	402	19,190	19,592	(9,952)	9,640	22,521
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	684	227	—	684	227	911	(227)	684	—
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	525	698	3,328	4,026	(908)	3,118	1,792
River Village	High Rise	Jan-06	Flint, MI	1980	340	1,639	13,994	523	1,639	14,517	16,156	(8,094)	8,062	8,152
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	205	2,203	84	205	2,287	2,492	(1,477)	1,015	897
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	590	4,932	—	590	4,932	5,522	(574)	4,948	5,939
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	144	194	1,321	1,515	(430)	1,085	904
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	947	5,134	2,136	932	7,285	8,217	(1,453)	6,764	—
Rutherford Park	Town Home	Jan-06	Hummelstown, PA	1981	85	376	4,814	150	376	4,964	5,340	(2,642)	2,698	2,887
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	404	5,770	8,380	428	14,126	14,554	(965)	13,589	—
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	243	7,110	11,770	228	18,895	19,123	(1,089)	18,034	12,296
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	1,859	1,650	8,458	10,108	(2,035)	8,073	4,044
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	153	1,736	1,212	153	2,948	3,101	(1,345)	1,756	2,128
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	181	4,373	334	181	4,707	4,888	(2,416)	2,472	3,485
Sharp-Leadenhall I	Town Home	Mar-04	Baltimore, MD	1981	155	1,300	5,107	692	1,300	5,799	7,099	(1,189)	5,910	5,544
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	171	1,636	282	171	1,918	2,089	(896)	1,193	1,108
Sherman Hills	High Rise	Jan-06	Wilkes-Barre, PA	1976	344	1,118	16,470	290	1,118	16,760	17,878	(12,753)	5,125	3,645
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,498	19,071	3,441	1,498	22,512	24,010	(7,399)	16,611	19,233
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	4,423	659	7,197	7,856	(1,732)	6,124	—
South Park	Garden	Mar-02	Elyria, OH	1970	138	200	375	2,346	200	2,721	2,921	(854)	2,067	595
Spring Manor	Mid Rise	Jan-06	Holidaysburg, PA	1983	51	117	2,574	293	117	2,867	2,984	(1,969)	1,015	904
Springfield Villas	Garden	Oct-07	Lockhart, TX	1999	32	—	1,153	—	—	1,153	1,153	—	1,153	—
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	82	1,029	43	82	1,072	1,154	(687)	467	545
Sterling Village	Town Home	Mar-02	San Bernadino, CA	1983	80	549	3,459	2,825	1,246	5,587	6,833	(840)	5,993	4,430
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	313	1,895	1,098	308	2,998	3,306	(849)	2,457	480
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,508	3,064	662	6,572	7,234	(1,936)	5,298	6,918
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	232	215	4,632	4,847	(3,255)	1,592	1,502
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	382	3,940	192	382	4,132	4,514	(2,112)	2,402	1,579
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	377	6,513	242	377	6,755	7,132	(3,806)	3,326	1,709
Swift Creek	Garden	Jan-06	Hartsville, SC	1981	72	105	3,470	228	105	3,698	3,803	(2,481)	1,322	1,623
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	155	3,369	132	155	3,501	3,656	(1,888)	1,768	2,002
Tamarac Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	140	2,775	3,440	363	5,992	6,355	(1,265)	5,090	4,317
Tamarac Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	142	3,195	3,835	266	6,906	7,172	(1,430)	5,742	4,677
Terraces	Mid Rise	Jan-06	Kettering, OH	1979	102	503	3,873	138	503	4,011	4,514	(2,278)	2,236	2,500
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	6,775	1,294	13,104	14,398	(1,685)	12,713	—
The Club	Garden	Jan-06	Lexington, NC	1972	87	66	2,560	370	66	2,930	2,996	(1,642)	1,354	426
The Glens	Garden	Jan-06	Rock Hill, SC	1982	88	90	4,885	610	90	5,495	5,585	(3,092)	2,493	3,916
The Park Apts-OPKS	Garden	Oct-07	Overland Park, KS	1984	280	303	8,785	10	303	8,795	9,098	(4,598)	4,500	6,281
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	—	872	6,827	7,699	(1,528)	6,171	9,022
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	958	1,150	5,613	6,763	(1,606)	5,157	3,659
United Front Homes	Garden	Oct-06	New Bedford, MA	1900	201	1,011	7,114	503	1,011	7,617	8,628	(4,205)	4,423	3,656
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	263	12,708	8,483	263	21,191	21,454	(5,110)	16,344	14,065
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,337	16,377	1,748	4,337	18,125	22,462	(3,812)	18,650	16,491
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	356	215	1,245	1,460	(439)	1,021	882
Villa Hermosa Apartments	Mid Rise	Oct-02	New York, NY	1920	272	1,815	10,312	3,583	1,815	13,895	15,710	(5,347)	10,363	7,031
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	1,156	6,160	1,582	1,156	7,742	8,898	(4,212)	4,686	4,894
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	203	370	1,809	2,179	(483)	1,696	1,886
Vintage Crossing	Town Home	Mar-04	Cuthbert, GA	1982	50	188	1,058	514	188	1,572	1,760	(644)	1,116	1,665
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	328	380	1,849	2,229	(524)	1,705	1,559
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	12,846	275	—	13,121	13,121	(5,902)	7,219	10,132

									December 31, 2007
						(2)		(3)					Total
		(1)				Initial Cost		Cost Capitalized				Accumulated	Cost
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Depreciation	Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	(AD)	AD	Encumbrances

Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	693	10,344	103	693	10,447	11,140	(5,584)	5,556	6,692
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	770	625	3,289	3,914	(982)	2,932	3,121
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	5,409	581	16,552	17,133	(4,229)	12,904	3,994
West 135th Street	Mid Rise	Dec-97	New York, NY	1979	198	1,212	8,031	5,447	1,212	13,478	14,690	(5,867)	8,823	13,409
Westminster Oaks	Town Home	Jan-06	Springfield, VA	1982	50	—	3,517	215	—	3,732	3,732	(1,868)	1,864	998
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	720	3,242	334	720	3,576	4,296	(767)	3,529	1,950
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	355	215	1,293	1,508	(405)	1,103	1,014
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	2,292	219	5,447	5,666	(1,230)	4,436	1,981
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	55	247	1,001	1,248	(334)	914	711
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	494	1,010	4,542	5,552	(885)	4,667	4,567
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	522	410	2,202	2,612	(498)	2,114	1,884
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	151	1,051	991	2,042	(222)	1,820	1,089
Winnsboro Arms	Garden	Jan-06	Winnsboro, SC	1978	60	71	1,898	115	71	2,013	2,084	(1,384)	700	305
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,390	300	7,462	7,762	(861)	6,901	3,912
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	410	41	639	680	(500)	180	445
Woodland	Garden	Jan-06	Spartanburg, SC	1972	100	182	663	1,245	182	1,908	2,090	(275)	1,815	262
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	4,248	326	8,338	8,664	(1,131)	7,533	—
Yadkin	Mid Rise	Mar-04	Salisbury, NC	1912	67	242	1,982	549	242	2,531	2,773	(923)	1,850	1,830

Total Affordable Properties					27,110	124,309	1,157,737	295,564	124,446	1,453,164	1,577,610	(523,342)	1,054,268	833,128

Other (4)						1,005	4,691	1,104	1,981	4,819	6,800	(3,948)	2,852

					153,139	$2,592,998	$7,051,413	$2,739,523	$2,659,265	$9,724,669	$12,383,934	$(3,035,242)	$9,348,692	$6,981,725

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels and commercial properties.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Real Estate
Balance at beginning of year	$11,460,781	$9,825,318	$8,964,283
Additions during the year:
Newly consolidated assets and acquisition of limited partnership interests(1)	32,080	1,146,086	260,715
Acquisitions	233,059	184,986	288,212
Capital expenditures	689,719	485,758	436,781
Deductions during the year:
Casualty and other write-offs	(24,016)	(21,192)	(18,872)
Assets held for sale reclassification(2)	(7,689)	(160,175)	(105,801)

Balance at end of year	$12,383,934	$11,460,781	$9,825,318

Accumulated Depreciation
Balance at beginning of year	$2,702,092	$1,908,510	$1,572,897
Additions during the year:
Depreciation	477,725	468,186	412,701
Newly consolidated assets and acquisition of limited partnership interests(1)	(115,465)	452,824	40,277
Deductions during the year:
Casualty and other write-offs	(5,280)	(5,604)	(3,191)
Assets held for sale reclassification(2)	(23,830)	(121,824)	(114,174)

Balance at end of year	$3,035,242	$2,702,092	$1,908,510

(1)	Includes the effect of newly consolidated assets, acquisition of limited partnership interests and related activity. As discussed in Note 2, during 2006, we adopted EITF 04-5, which resulted in the consolidation, at historical carrying amounts, of 156 partnerships owning 149 properties. As discussed in Note 3, during 2007, we acquired seven properties from VMS, a consolidated partnership in which we held a 22% interest. We allocated the excess of the consideration exchanged over the carrying amount of the minority interest in these properties to real estate, which resulted in an increase to real estate primarily due to a reduction in the historical accumulated depreciation on these assets.

(2)	Represents activity on properties that have been sold or classified as held for sale that is included in the line items above.

INDEX TO EXHIBITS(1)(2)

Exhibit No.	Description

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by this reference)
3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by this reference)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)
10.2	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)
10.3	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)
10.4	First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)
10.5	Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 10-K, dated March 22, 2006, is incorporated herein by this reference)
10.6	Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)
10.7	Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)
10.8	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.9	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.10	Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)

Exhibit No.	Description

10.11	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.12	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*
10.13	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.14	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.15	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
10.16	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.17	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.18	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement