Form 10-Q
period 2008-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2008-05-02
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Class A Common Stock outstanding as of April 30, 2008: 89,744,322

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate:
Buildings and improvements	$9,740,883	$9,589,478
Land	2,642,050	2,642,521

Total real estate	12,382,933	12,231,999
Less accumulated depreciation	(3,097,465)	(2,978,973)

Net real estate	9,285,468	9,253,026
Cash and cash equivalents	163,083	210,461
Restricted cash	302,015	318,371
Accounts receivable, net	71,938	71,463
Accounts receivable from affiliates, net	35,072	34,958
Deferred financing costs	73,589	78,984
Notes receivable from unconsolidated real estate partnerships, net	35,441	35,186
Notes receivable from non-affiliates, net	144,977	143,054
Investment in unconsolidated real estate partnerships	120,982	117,217
Other assets	205,181	207,857
Deferred income tax assets, net	15,256	14,426
Assets held for sale	98,761	121,529

Total assets	$10,551,763	$10,606,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$942,316	$941,555
Property loans payable	6,070,356	5,966,240
Term loans	475,000	475,000
Credit facility	218,800	—
Other borrowings	74,492	75,057

Total indebtedness	7,780,964	7,457,852

Accounts payable	31,775	56,792
Accrued liabilities and other	333,929	449,485
Deferred income	201,966	202,289
Security deposits	50,600	48,876
Liabilities related to assets held for sale	72,544	86,493

Total liabilities	8,471,778	8,301,787

Minority interest in consolidated real estate partnerships	424,363	441,778
Minority interest in Aimco Operating Partnership	104,768	113,263

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, perpetual	723,500	723,500
Class A Common Stock, $0.01 par value, 426,157,736 shares authorized, 91,399,622 and 96,130,586 shares issued and outstanding, at March 31, 2008 and December 31, 2007, respectively	914	961
Additional paid-in capital	2,888,707	3,049,417
Notes due on common stock purchases	(4,780)	(5,441)
Distributions in excess of earnings	(2,057,487)	(2,018,733)

Total stockholders’ equity	1,550,854	1,749,704

Total liabilities and stockholders’ equity	$10,551,763	$10,606,532

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Rental and other property revenues	$417,646	$394,348
Property management revenues, primarily from affiliates	2,104	2,096
Asset management and tax credit revenues	12,852	11,630

Total revenues	432,602	408,074

OPERATING EXPENSES:
Property operating expenses	204,485	184,978
Property management expenses	1,271	1,483
Investment management expenses	4,289	4,466
Depreciation and amortization	126,524	118,525
General and administrative expenses	21,424	22,077
Other expenses, net	5,061	2,970

Total operating expenses	363,054	334,499

Operating income	69,548	73,575

Interest income	8,583	10,154
Provision for losses on notes receivable	(1,159)	(1,543)
Interest expense	(107,436)	(101,548)
Deficit distributions to minority partners	(4,148)	(1,097)
Equity in losses of unconsolidated real estate partnerships	(1,029)	(2,986)
Gain (loss) on dispositions of unconsolidated real estate and other	(44)	20,462

Loss before minority interests and discontinued operations	(35,685)	(2,983)

Minority interests:
Minority interest in consolidated real estate partnerships	6,969	(3,763)
Minority interest in Aimco Operating Partnership, preferred	(1,782)	(1,782)
Minority interest in Aimco Operating Partnership, common	4,285	2,483

Total minority interests	9,472	(3,062)

Loss from continuing operations	(26,213)	(6,045)
Income from discontinued operations, net	1,667	31,253

Net (loss) income	(24,546)	25,208
Net income attributable to preferred stockholders	14,208	16,348

Net (loss) income attributable to common stockholders	$(38,754)	$8,860

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(0.44)	$(0.22)
Income from discontinued operations	0.01	0.31

Net (loss) income attributable to common stockholders	$(0.43)	$0.09

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(0.44)	$(0.22)
Income from discontinued operations	0.01	0.31

Net (loss) income attributable to common stockholders	$(0.43)	$0.09

Weighted average common shares outstanding	90,973	100,494

Weighted average common shares and equivalents outstanding	90,973	100,494

Dividends declared per common share	$0.00	$0.00

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,546)	$25,208
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	126,524	118,525
Discontinued operations	1,158	(25,040)
Other adjustments	943	(23,106)
Net changes in operating assets and operating liabilities	(49,828)	(14,825)

Net cash provided by operating activities	54,251	80,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(77,095)
Capital expenditures	(150,823)	(121,306)
Proceeds from dispositions of real estate	33,351	64,540
Change in funds held in escrow from tax-free exchanges	345	25,710
Purchases of partnership interests and other assets	(8,413)	(14,120)
Originations of notes receivable from unconsolidated real estate partnerships	(3,497)	(4,322)
Proceeds from repayment of notes receivable	4,880	13,244
Distributions from investments in unconsolidated real estate partnerships	—	3,633
Other investing activities	10,623	(623)

Net cash used in investing activities	(113,534)	(110,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	213,321	460,552
Principal repayments on property loans	(136,197)	(222,084)
Proceeds from tax exempt bond financing	21,200	42,675
Principal repayments on tax-exempt bond financing	(1,228)	(31,935)
Net borrowings (repayments) on revolving credit facility	218,800	(10,000)
Repurchases of Class A Common Stock	(199,370)	(111,612)
Proceeds from Class A Common Stock option exercises	316	52,507
Payment of Class A Common Stock dividends	(54,655)	(58,157)
Payment of preferred stock dividends	(14,208)	(16,371)
Payment of distributions to minority interest	(42,318)	(21,144)
Other financing activities	6,244	(27,518)

Net cash provided by financing activities	11,905	56,913

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,378)	27,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,461	229,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,083	$257,160

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of March 31, 2008, we owned or managed a real estate portfolio of 1,163 apartment properties containing 202,337 apartment units located in 46 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2008, we were the largest owner and operator of apartment properties in the United States.
As of March 31, 2008, we:
•	owned an equity interest in and consolidated 153,515 units in 655 properties (which we refer to as “consolidated”), of which 151,928 units were also managed by us;

•	owned an equity interest in and did not consolidate 10,662 units in 91 properties (which we refer to as “unconsolidated”), of which 5,009 units were also managed by us; and

•
provided services for or managed 38,160 units in 417 properties, primarily pursuant to long-term agreements (including 34,932 units in 381 properties for which we provide asset management services only, and not also property management services). In certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP, Inc., we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of March 31, 2008, we held an interest of approximately 91% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of closing of the transaction. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At March 31, 2008, after elimination of certain shares of Common Stock held by consolidated subsidiaries, 91,399,622 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 9,572,131 common OP Units and equivalents outstanding for a combined total of 100,971,753 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
In December 2007, the Aimco Operating Partnership declared a special cash distribution of $2.51 per unit payable on January 30, 2008, to holders of record of common OP Units and High Performance Units on December 31, 2007. The special distribution totaled $257.2 million and was paid on 102,478,510 common OP Units and High Performance Units, including 92,795,891 common OP Units held by us. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividend (discussed below), in addition to $55.0 million in cash. Holders of common OP Units other than us and holders of High Performance Units received the distribution entirely in cash, which totaled $24.3 million.
Also in December 2007, our Board of Directors declared a corresponding special dividend of $2.51 per share payable on January 30, 2008, to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23-24, 2008, or $38.71 per share.

After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted otherwise.
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain 2007 financial statement amounts have been reclassified to conform to the 2008 presentation.
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
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in the accompanying balance sheets as minority interest in Aimco Operating Partnership. Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties are reflected in the accompanying balance sheets as minority interest in consolidated real estate partnerships. The assets of consolidated real estate partnerships owned or controlled by us generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.
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

Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for minority interest in the Aimco Operating Partnership, decreased net income by $3.3 million and $11.0 million, and resulted in a decrease in basic and diluted earnings per share of $0.04 and $0.11, for the three months ended March 31, 2008 and 2007, respectively.
During the three months ended March 31, 2007, we evaluated the recoverability of our $6.3 million equity investment in a group purchasing organization and a related $3.4 million note receivable. We initiated our evaluation as a result of information concerning its relationships with significant vendors. Based on our evaluation, we recorded impairments of $2.5 million in equity in losses of real estate partnerships and $1.4 million in provision for losses on notes receivable to adjust the carrying amounts of our equity investment and note receivable, respectively, to their estimated fair values. We did not recognize any such impairments during the three months ended March 31, 2008.
During the three months ended March 31, 2007, we abandoned certain internal-use software development projects and recorded a $1.8 million write-off of the capitalized costs of such projects in depreciation and amortization. We did not recognize any such write-offs during the three months ended March 31, 2008.
Income Taxes
In March 2008, we were notified by the Internal Revenue Service that it intends to examine the 2006 federal tax return for the Aimco Operating Partnership. We do not anticipate that this examination will have a material effect on our unrecognized tax benefits or our financial condition.
Adoption of SFAS 157
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates and requires disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. The provisions of SFAS 157 are applicable to recurring and nonrecurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. We adopted the provisions of SFAS 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.
Basis of Fair Value Measurement (Valuation Hierarchy)
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1 —	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets

Level 2 —
Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3 —	Unobservable inputs that are significant to the fair value measurement

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for our significant financial instruments measured at fair value on a recurring or nonrecurring basis. Although some of the valuation methodologies use observable market inputs in limited instances, the majority of inputs we use are unobservable and are therefore classified within Level 3 of the valuation hierarchy.

Fair Value
Measurement	Valuation Methodologies
Notes receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the real estate, the collateral for the loan, which represents the primary source of loan repayment. The fair value of the collateral, such as real estate or interests in real estate partnerships, is estimated through income and market valuation approaches using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.

Total rate of return swaps
Our total rate of return swaps have contractually-defined termination values generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings. Upon termination, we are required to pay the counterparty the difference if the fair value is less than the purchased value, and the counterparty is required to pay us the difference if the fair value is greater than the purchased value. The underlying borrowings are generally callable, at our option, at face value prior to maturity and with no prepayment penalty. Due to our control of the call features in the underlying borrowings, we believe the inherent value of any differential between the fixed and variable cash payments due under the swaps would be significantly discounted by a market participant willing to purchase or assume any rights and obligations under these contracts.

The swaps are generally cross-collateralized with other swap contracts with the same counterparty and do not allow transfer or assignment, thus there is no alternate or secondary market for these instruments. Accordingly, our assumptions of the fair value that a willing market participant would assign in valuing these instruments are based on a hypothetical market in which the highest and best use of these contracts is in-use in combination with the related borrowings, similar to how we utilize the contracts. Based on these assumptions, we believe the termination value, or exit value, of the swaps approximates the fair value that would be assigned by a willing market participant. We calculate the termination value using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements. We compare our estimates of fair value of the swaps and related borrowings to valuations provided by the counterparties on a quarterly basis.

Fair Value
Measurement	Valuation Methodologies
Total rate of return swaps (continued)
Our method for calculating fair value of the swaps generally results in changes in fair value equal to the changes in fair value of the related borrowings. We believe these instruments are highly effective in offsetting the changes in fair value of the borrowings during the hedging period.

Changes in fair value of borrowings subject to total rate of return swaps
We recognize changes in the fair value of certain borrowings subject to total rate of return swaps, which we have designated as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.

We estimate the fair value of debt instruments using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, collateral quality and loan-to-value ratios on similarly encumbered assets within our portfolio. These borrowings are collateralized and non-recourse to us; therefore, we believe changes in our credit rating will not materially affect a market participant’s estimate of the borrowings’ fair value.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Amounts reported at fair value in our consolidated balance sheet at March 31, 2008, all of which are based on significant unobservable inputs classified within Level 3 of the fair value hierarchy, are summarized below (in thousands):

Assets (Liabilities)
Total rate of return swaps	$(22,960)
Cumulative reduction of carrying amount of debt instruments subject to total rate of return swaps	$22,960
Changes in Level 3 Fair Value Measurements
The table below presents the balance sheet amounts at December 31, 2007 and March 31, 2008 (and the changes in fair value between such dates) for fair value measurements classified within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

		Unrealized		Realized gains
	Fair value at	Gains (Losses)		(losses)	Fair value at
	December 31,	included in		included in	March 31,
	2007	earnings (1)		earnings (2)	2008

Total rate of return swaps	$(9,420)	$(13,540	)(3)	$—	$(22,960)
Changes in fair value of debt instruments subject to total rate of return swaps	9,420	13,540	(3)	—	22,960

Total	$—	$—		$—	$—

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)
For total rate of return swaps, realized gains (losses) occur upon the settlement, resulting from the repayment of the underlying borrowings or the early termination of the swap, and include any net amounts paid or received upon such settlement.

(3)	Included in interest expense in the accompanying consolidated statement of income.

Adoption of SFAS 159
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
Note 3 — Real Estate Acquisitions and Dispositions
Real Estate Acquisitions
During the three months ended March 31, 2007, we acquired five conventional properties with 470 units for an aggregate purchase price of $77.1 million, including transaction costs. Of the five properties acquired, two are located in New York City, New York; two in Daytona Beach, Florida; and one in Park Forest, Illinois. The purchases were funded primarily with cash. During the three months ended March 31, 2008, we did not acquire any real estate properties.
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At March 31, 2008, we had eight properties, with an aggregate of 2,650 units, classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Real estate, net	$97,135	$119,457
Other assets	1,626	2,072

Assets held for sale	$98,761	$121,529

Property debt	$71,716	$85,547
Other liabilities	828	946

Liabilities related to assets held for sale	$72,544	$86,493

During the three months ended March 31, 2008, we sold four properties with an aggregate of 631 units and during the year ended December 31, 2007, we sold 73 properties with an aggregate of 11,588 units. For the three months ended March 31, 2008 and 2007, discontinued operations includes the results of operations for the periods prior to the date of sale for all of the above properties sold or classified as held for sale as of March 31, 2008.

The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Rental and other property revenues	$6,970	$27,172
Property operating expenses	(3,405)	(13,864)
Depreciation and amortization	(1,925)	(6,978)
Other expenses, net	(5)	(1,013)

Operating income	1,635	5,317
Interest income	118	307
Interest expense	(1,188)	(6,225)
Gain on extinguishment of debt	—	22,852
Minority interest in consolidated real estate partnerships	(110)	(2,043)

Income before gain on dispositions, impairments, deficit distributions, income taxes and minority interest in Aimco Operating Partnership	455	20,208

Gain on dispositions of real estate, net of minority partners’ interest	1,359	15,595
Real estate impairment losses, net	—	(843)
Deficit distributions to minority partners	(56)	(232)
Income tax arising from disposals	86	(164)
Minority interest in Aimco Operating Partnership	(177)	(3,311)

Income from discontinued operations, net	$1,667	$31,253

Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $1.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. We classify interest expense related to property level debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
Note 4 — Other Significant Transactions
Common Stock Repurchases
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the three months ended March 31, 2008 and 2007, we repurchased 5,067,543 and 1,853,732 shares of Common Stock for cash totaling $170.6 million and $101.3 million, respectively. We also paid cash totaling $28.7 million and $10.3 million in January 2008 and 2007, respectively, to settle repurchases of Common Stock in December 2007 and 2006. As of March 31, 2008, we were authorized to repurchase approximately 28.2 million additional shares.
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
During 2007, VMS sold eight properties to third parties and we acquired its seven remaining properties. Approximately $22.8 million of the $42.2 million debt extinguishment gain relates to the mortgage loans that were secured by the eight properties sold to third parties and is reported in discontinued operations for the three months ended March 31, 2007. The remaining $19.4 million portion of the debt extinguishment gain relates to the mortgage loans that were secured by the seven VMS properties we purchased and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Six of the eight properties sold to third parties were sold in March 2007, at an aggregate gain of $15.5 million.

Although 78% of the equity interests in VMS were held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings was limited to the minority interest in the Aimco Operating Partnership. For the three months ended March 31, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million ($0.18 per diluted share) and increase net income by $52.3 million ($0.52 per diluted share).
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $127.6 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $6.2 million in second mortgage loans on certain properties in West Harlem, in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At March 31, 2008, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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

We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2008, are immaterial to our consolidated financial condition, results of operations and cash flows.
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
We have two reportable segments: real estate and investment management.
Real Estate Segment
Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
Investment Management Segment
Our investment management segment includes portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as “Asset Management,” for which we are separately compensated through fees paid by third party investors. The expenses of this segment consist primarily of the costs of departments that perform these activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes. Our investment management segment’s operating results also include gains on dispositions of non-depreciable assets, accretion of loan discounts resulting from transactional activities and certain other income in arriving at income (loss) from continuing operations for the segment.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three months ended March 31, 2008 and 2007 (in thousands):

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended March 31, 2008:
Rental and other property revenues	$417,646	$—	$—	$417,646
Property management revenues, primarily from affiliates	2,104	—	—	2,104
Asset management and tax credit revenues	—	12,852	—	12,852

Total revenues	419,750	12,852	—	432,602

Property operating expenses	204,485	—	—	204,485
Property management expenses	1,271	—	—	1,271
Investment management expenses	—	4,289	—	4,289
Depreciation and amortization (1)	—	—	126,524	126,524
General and administrative expenses	—	—	21,424	21,424
Other expenses, net	—	—	5,061	5,061

Total operating expenses	205,756	4,289	153,009	363,054

Net operating income (loss)	213,994	8,563	(153,009)	69,548
Other items included in continuing operations (2)	—	2,999	(98,760)	(95,761)

Income (loss) from continuing operations	$213,994	$11,562	$(251,769)	$(26,213)

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended March 31, 2007:
Rental and other property revenues	$394,348	$—	$—	$394,348
Property management revenues, primarily from affiliates	2,096	—	—	2,096
Asset management and tax credit revenues	—	11,630	—	11,630

Total revenues	396,444	11,630	—	408,074

Property operating expenses	184,978	—	—	184,978
Property management expenses	1,483	—	—	1,483
Investment management expenses	—	4,466	—	4,466
Depreciation and amortization (1)	—	—	118,525	118,525
General and administrative expenses	—	—	22,077	22,077
Other expenses, net	—	—	2,970	2,970

Total operating expenses	186,461	4,466	143,572	334,499

Net operating income (loss)	209,983	7,164	(143,572)	73,575
Other items included in continuing operations (2)	—	2,288	(81,908)	(79,620)

Income (loss) from continuing operations	$209,983	$9,452	$(225,480)	$(6,045)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the real estate segment include: (i) interest income and expense; (ii) recoveries of, or provisions for, losses on notes receivable and impairment of real estate, net; (iii) deficit distributions to minority partners; (iv) equity in losses of unconsolidated real estate partnerships; (v) gains on dispositions of unconsolidated real estate and other; and (vi) minority interests. Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable and other income items associated with transactional activities.

Note 7 — Earnings per Share
We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Loss from continuing operations	$(26,213)	$(6,045)
Less net income attributable to preferred stockholders	(14,208)	(16,348)

Numerator for basic and diluted earnings per share — Loss from continuing operations (net of income attributable to preferred stockholders)	$(40,421)	$(22,393)

Income from discontinued operations	$1,667	$31,253

Net (loss) income	$(24,546)	$25,208
Less net income attributable to preferred stockholders	(14,208)	(16,348)

Numerator for basic and diluted earnings per share — Net (loss) income attributable to common stockholders	$(38,754)	$8,860

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	90,973	100,494
Effect of dilutive securities:
Dilutive potential common shares	—	—

Denominator for diluted earnings per share	90,973	100,494

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.44)	$(0.22)
Income from discontinued operations	0.01	0.31

Net (loss) income attributable to common stockholders	$(0.43)	$0.09

Diluted earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.44)	$(0.22)
Income from discontinued operations	0.01	0.31

Net (loss) income attributable to common stockholders	$(0.43)	$0.09

Weighted average shares of Common Stock outstanding, dilutive potential common shares and earnings (loss) per common share for each of the periods presented have been retroactively adjusted for the effect of the special dividend discussed in Note 1.
Prior to its redemption on September 30, 2007, our Class W Preferred Stock that was convertible into Common Stock was anti-dilutive on an “if converted” basis. Therefore, we deducted all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares were included in the denominator when calculating basic and diluted earnings per common share for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, securities that could potentially dilute basic earnings per share in future periods included stock options, restricted stock awards and non-recourse shares. As of March 31, 2008 and 2007, the common share equivalents for such potentially dilutive securities totaled 9.0 million and 8.9 million, respectively. These securities have been excluded from the earnings per share computations for the periods presented above because their effect would have been anti-dilutive.
We consider the Aimco Operating Partnership’s High Performance Units for which the applicable measurement period has not ended to be potential Common Stock equivalents. As of March 31, 2008, the related performance benchmarks for the Class IX High Performance Units had not been achieved if the related measurement period had ended on that date. As of March 31, 2007, if the applicable measurement period had ended on that date, the performance benchmarks for the Class VIII and Class IX High Performance Units would have been achieved, which would have resulted in the issuance of the equivalent of approximately 0.8 million common OP Units. However, these potential Common Stock equivalents have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007, because their effect was anti-dilutive.

Note 8 — Recent Accounting Developments
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements of SFAS 133 to require qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures on credit-risk-related contingent features in derivative contracts. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. At initial adoption, SFAS 161 also encourages, but does not require, comparative disclosures for earlier periods. We have not yet determined the effect that SFAS 161 will have on our financial statements.
Note 9 — Subsequent Events
Between April 1, 2008 and April 30, 2008, we repurchased 1,644,303 shares of Common Stock for cash totaling $63.2 million, or an average price of $38.46 per share (including commissions).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risks; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2008, we owned or managed 1,163 apartment properties containing 202,337 apartment units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV; Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.
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
For 2008, our focus includes the following: enhance operations to improve and sustain resident satisfaction; obtain rate and occupancy increases to improve profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; expand the use of tax credit equity to generate fees and finance redevelopment of affordable properties; and minimize our cost of capital.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying financial statements in Item 1.
Results of Operations
Overview
Three months ended March 31, 2008 compared to three months ended March 31, 2007
We reported net loss of $24.5 million and net loss attributable to common stockholders of $38.8 million for the three months ended March 31, 2008, compared to net income of $25.2 million and net income attributable to common stockholders of $8.9 million for the three months ended March 31, 2007, which were decreases of $49.8 million and $47.6 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail below:
•	the recognition in 2007 of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement;
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate; and
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings and acquisitions, offset by a reduction in interest rates.
The effects of these items on our operating results were partially offset by favorable changes in the effect of minority interests in our consolidated real estate partnerships.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including NAV, Free Cash Flow, net operating income, FFO, and AFFO. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.

The following table summarizes our real estate segment’s net operating income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Real estate segment revenues:
Rental and other property revenues	$417,646	$394,348
Property management revenues, primarily from affiliates	2,104	2,096

	419,750	396,444

Real estate segment expenses:
Property operating expenses	204,485	184,978
Property management expenses	1,271	1,483

	205,756	186,461

Real estate segment net operating income	$213,994	$209,983

Consolidated Conventional Same Store Property Operating Results
Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as our conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized, and (iv) that have not been sold or classified as held for sale, in each case, throughout all periods presented. The following table summarizes the operations of our consolidated conventional rental property operations:

	Three Months Ended
	March 31,
	2008	2007	Change
Consolidated same store revenues	$288,503	$278,108	3.7%
Consolidated same store expenses	120,937	116,514	3.8%

Same store net operating income	167,566	161,594	3.7%
Reconciling items (1)	46,428	48,389	-4.1%

Real estate segment net operating income	$213,994	$209,983	1.9%

Same store operating statistics:
Properties	348	348
Apartment units	103,721	103,721
Average physical occupancy	94.8%	94.4%	0.4%
Average rent/unit/month	$894	$872	2.5%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, consolidated same store net operating income increased by $6.0 million, or 3.7%. Revenues increased by $10.4 million, or 3.7%, primarily due to higher average rent (up $22 per unit). Property operating expenses increased by $4.4 million, or 3.8%, primarily due to increases in personnel, marketing, administrative, tax and insurance expenses.
Investment Management Segment
Our investment management segment includes portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as “Asset Management,” for which we are separately compensated through fees paid by third party investors. The expenses of this segment consist primarily of the costs of departments that perform these activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.

Transactions occur on varying timetables; thus, the income varies from period to period. We have affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view asset management fees as a predictable part of our core business strategy. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction within twelve months, or improvement in operations that generates sufficient cash to pay the fees.
The following table summarizes the net operating income from our investment management segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Asset management and tax credit revenues	$12,852	$11,630
Investment management expenses	4,289	4,466

Investment segment net operating income (1)	$8,563	$7,164

(1)
Excludes certain items of income and expense, which are included in other expenses, net, interest expense, interest income and gain (loss) on dispositions of unconsolidated real estate and other in our consolidated statements of income.

For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, net operating income from investment management increased by $1.4 million, or 19.5%. This increase is primarily attributable to a $4.0 million increase in promote income, partially offset by a $1.9 million decrease in asset management fees and a $1.1 million decrease in other general partner transactional fees.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, depreciation and amortization increased $8.0 million, or 6.7%. This increase reflects depreciation of $14.4 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. This increase was partially offset by a decrease of $8.0 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or zero in the case of a planned demolition (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).
General and Administrative Expenses
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, general and administrative expenses decreased $0.7 million, or 3.0%. This decrease is primarily attributable to reductions in legal, audit, tax and other costs, offset by increases in employee compensation and related costs.
Other Expenses, Net
Other expenses, net includes income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, other expenses, net changed unfavorably by $2.1 million. The net unfavorable change includes a $1.2 million write-off of redevelopment costs associated with a change in the planned use of a property during 2008. The net unfavorable change additionally reflects a reduction in expenses of self insurance activities, primarily due to a $3.8 million settlement of certain litigation matters during 2007, partially offset by a decrease in our income tax benefit resulting in part from the improved results of our self insurance activities during 2008.

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
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, interest income decreased $1.6 million, or 15.5%. This decrease was due to lower interest rates on notes receivable and cash and restricted cash balances, in addition to lower average cash and restricted cash balances in 2008.
Interest Expense
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, interest expense, which includes the amortization of deferred financing costs, increased $5.9 million, or 5.8%. Interest on property loans payable increased $7.4 million due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset slightly by lower average variable interest rates. This net increase was partially offset by a $0.6 million decrease in corporate interest expense due to lower average interest rates and a $0.9 million increase in capitalized interest.
Deficit Distributions to Minority Partners
When real estate partnerships that are consolidated in our financial statements disburse cash to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, deficit distributions to minority partners increased $3.1 million. This increase reflects higher levels of distributions to minority interests in 2008, including distributions in connection with debt refinancing transactions
Gain (Loss) on Dispositions of Unconsolidated Real Estate and Other
Gain (loss) on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. For the three months ended March 31, 2007, gain on dispositions of unconsolidated real estate and other also includes a gain on extinguishment of debt. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, gain (loss) on dispositions of unconsolidated real estate and other decreased $20.5 million. This decrease is primarily attributable to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership during the three months ended March 31, 2007 (see Note 4 to the consolidated financial statements in Item 1).
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
For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, minority interest in consolidated real estate partnerships changed favorably by $10.7 million. A $5.4 million favorable change relates to the minority interest share of losses for real estate partnerships consolidated during the fourth quarter of 2007, and the remainder relates to increases in the minority partners’ share of losses of our existing consolidated real estate partnerships.

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
For the three months ended March 31, 2008 and 2007, income from discontinued operations, net totaled $1.7 million and $31.3 million, respectively. The decrease of $29.6 million was principally due to a $14.2 million decrease in gain on dispositions of real estate, net of minority partners’ interest, a $22.9 million gain on debt extinguishment related to mortgage loans secured by the eight VMS properties sold to third parties during 2007 (see Note 4 to the consolidated financial statements in Item 1) and a $3.7 million decrease in operating income. These decreases were partially offset by a $5.0 million decrease in interest expense, a $1.9 million decrease in minority interest in consolidated real estate partnerships and a $3.1 million decrease in minority interest in Aimco Operating Partnership.
During the three months ended March 31, 2008, we sold four consolidated properties, resulting in a net gain on sale of approximately $1.4 million (which includes $0.1 million of related income tax benefit). During the three months ended March 31, 2007, we sold twelve properties, resulting in a net gain on sale of approximately $15.4 million (net of $0.2 million of related income taxes). Additionally, in 2007, we recognized $0.8 million in impairment losses on assets sold or held for sale and $0.2 million of deficit distributions to minority partners. For the three months ended March 31, 2008 and 2007, income from discontinued operations included the operating results of the properties sold or classified as held for sale as of March 31, 2008.
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
At March 31, 2008, we evaluated our Lincoln Place property in Venice, California and determined that the carrying amount of $193.5 million was recoverable based on our probability-weighted assessment of undiscounted cash flows. Plans to develop Lincoln Place have been the subject of controversy and litigation, which reduces its market value and may result in a future impairment.

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
Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three months ended March 31, 2008 or 2007.
Notes Receivable and Interest Income Recognition
Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. Notes receivable from non-affiliates consist of notes receivable from unrelated third parties. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors, some of whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
We recorded net provisions for losses on notes receivable of $1.2 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended March 31, 2008 and 2007, for continuing and discontinued operations, we capitalized $7.5 million and $6.5 million of interest costs, respectively, and $19.8 million and $19.9 million of site payroll and indirect costs, respectively.
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

For the three months ended March 31, 2008 and 2007, our FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income attributable to common stockholders (1)	$(38,754)	$8,860
Adjustments:
Depreciation and amortization (2)	126,524	118,525
Depreciation and amortization related to non-real estate assets	(3,949)	(6,595)
Depreciation of rental property related to minority partners and unconsolidated entities (3) (4)	(11,040)	(13,045)
Loss (gain) on dispositions of unconsolidated real estate and other	44	(20,462)
Gain on dispositions of non-depreciable assets and debt extinguishment gain	—	19,373
Deficit distributions to minority partners (5)	4,148	1,097
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(1,359)	(15,595)
Depreciation of rental property, net of minority partners’ interest (3) (4)	1,605	(11,706)
Deficit distributions to minority partners (5)	56	232
Income tax arising from disposals	(86)	164
Minority interest in Aimco Operating Partnership’s share of above adjustments	(11,114)	(6,732)
Preferred stock dividends	14,208	16,348

Funds From Operations	$80,283	$90,464
Preferred stock dividends	(14,208)	(16,348)
Dividends/distributions on dilutive preferred securities	1,333	—

Funds From Operations attributable to common stockholders — diluted	$67,408	$74,116

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding (7):
Common shares and equivalents (6)	91,267	104,671
Dilutive preferred securities	1,901	—

Total	93,168	104,671

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP (see Note 7 to the consolidated financial statements in Item 1).

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

(4)
Adjustments related to minority partners’ share of depreciation of rental property for the three months ended March 31, 2007, include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 4 to the consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the three months ended March 31, 2007, was an increase of $9.3 million ($8.4 million after Minority Interest in Aimco Operating Partnership).

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

(7)
Weighted average common shares, common share equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of 4,573,735 shares of Common Stock issued pursuant to the special dividend discussed in Note 1 to the consolidated financial statements in Item 1.

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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, repurchases of shares of our Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
At March 31, 2008, we had $163.1 million in cash and cash equivalents, a decrease of $47.4 million from December 31, 2007. At March 31, 2008, we had $302.0 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2008, our net cash provided by operating activities of $54.3 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $26.5 million compared with the three months ended March 31, 2007. The decrease in operating cash flow is largely the result of changes in operating assets and liabilities during 2008, relative to 2007.
Investing Activities
For the three months ended March 31, 2008, net cash used in our investing activities of $113.5 million consisted primarily of capital expenditures, partially offset by proceeds from disposition of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2008, we sold four consolidated properties. These properties were sold for an aggregate sales price of $36.0 million and generated proceeds totaling $33.4 million, after the payment of transaction costs and debt prepayment penalties. Sales proceeds were used to repay property level debt, repay borrowings under our revolving credit facility, repurchase shares of our common stock and for other corporate purposes.
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
CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent costs incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the three months ended March 31, 2008, we spent a total of $21.4 million, $26.1 million, $3.3 million, $82.0 million and $6.2 million, respectively, on CR, CI, casualties, redevelopment and entitlement.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the three months ended March 31, 2008, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 129,642 average units in the quarter including 112,857 conventional and 16,785 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s	Per
	Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$6,334	$49
Turnover related	11,129	86
Capitalized site payroll and indirect costs	3,895	30

Our share of Capital Replacements	$21,358	$165

Capital Replacements:
Conventional	$20,183	$179
Affordable	1,175	$70

Our share of Capital Replacements	21,358	$165

Capital Improvements:
Conventional	24,455	$217
Affordable	1,617	$96

Our share of Capital Improvements	26,072	$201

Casualties:
Conventional	2,681
Affordable	619

Our share of casualties	3,300

Redevelopment:
Conventional projects	64,244
Tax credit projects	17,735

Our share of redevelopment	81,979

Entitlement	6,198

Our share of capital expenditures	138,907
Plus minority partners’ share of consolidated spending	12,106
Less our share of unconsolidated spending	(190)

Total capital expenditures per consolidated statement of cash flows	$150,823

Included in the above spending for CI, casualties, redevelopment and entitlement, was approximately $16.8 million of our share of capitalized site payroll and indirect costs related to these activities for the three months ended March 31, 2008.
We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under our Credit Facility, as discussed below.
Financing Activities
For the three months ended March 31, 2008, net cash provided by financing activities of $11.9 million was primarily attributable to proceeds from property loans, tax-exempt bond financing and net borrowings under our revolving credit facility. These cash inflows were largely offset by debt principal payments, repurchases of Common Stock, payments of dividends on Common Stock and preferred stock, and distributions to minority interests.
Mortgage Debt
At March 31, 2008, we had $7.1 billion in consolidated mortgage debt outstanding as compared to $7.0 billion outstanding at December 31, 2007. During the three months ended March 31, 2008, we refinanced or closed mortgage loans on 21 consolidated properties, generating $236.7 million of proceeds from borrowings with a weighted average interest rate of 5.20%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $125.9 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities, generally not to increase loan-to-value, but as a means to monetize asset appreciation.

Fair Value Measurements
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. The counterparty to these swap arrangements purchases the debt in the open market and contemporaneously enters into the total rate of return swap with us on the purchased debt. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate (previously the Bond Market Association index) for bonds payable and a LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the properties collateralized by the related borrowings, and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice. The swaps generally have a term of less than five years, which may be extended at no additional cost to us. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us to the counterparty if the fair value is less than the purchased value, or to us from the counterparty if the fair value is greater than the purchased value.
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
Effective in the first quarter of 2008, we estimate fair values for these instruments in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. As the swap instruments are nontransferable, there is no alternate or secondary market for these instruments. Accordingly, our assumptions about the fair value that a willing market participant would assign in valuing these instruments are based on a hypothetical market in which the highest and best use of these contracts is in-use in combination with the related borrowings, similar to how we use the contracts. Based on these assumptions, we believe the termination value, or exit value, of the swaps approximates the fair value that would be assigned by a willing market participant. We calculate the termination value using a market approach by reference to estimates of the fair value of the related underlying borrowings, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements. While these fair value measurements include observable components that can be validated to observable external sources, the primary inputs we use in estimating fair value are unobservable inputs. We classify the inputs to these fair value measurements within Level 3 of the SFAS 157 valuation hierarchy based upon the significance of these unobservable factors to the overall fair value measurements. We compare our estimates of fair value of the swaps and related borrowings to valuations provided by the counterparties on a quarterly basis.
Our method used to calculate the fair value of the total rate of return swaps generally results in changes in fair value that are equal to the changes in fair value of the related borrowings, which is consistent with our hedging strategy. We believe that these financial instruments are highly effective in offsetting the changes in fair value of the related borrowings during the hedging period, and accordingly changes in the fair value of these instruments have no material impact on our liquidity, results of operations or capital resources.
During the three months ended March 31, 2008, changes in the fair values of these financial instruments resulted in a $13.5 million reduction in the carrying amount of the hedged borrowings and an equal increase in accrued liabilities and other for total rate of return swaps. At March 31, 2008, the cumulative recognized changes in the fair value of these financial instruments resulted in a $23.0 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The current and cumulative decreases in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the three months ended March 31, 2008, we received net cash receipts of $4.2 million under the total return swaps, which positively impacted our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively impact our liquidity.
See Note 2 to the consolidated financial statements in Item 1 for more information on our total rate of return swaps and related borrowings.

Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement.
The aggregate amount of commitments and loans under the Credit Agreement is $1.125 billion, comprised of $475.0 million in term loans and $650.0 million of revolving loan commitments. The $75.0 million term loan bears interest at LIBOR plus 1.375%, or a base rate at our option, and matures September 2008. We may extend this term loan for one year, subject to the satisfaction of certain conditions, including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding. The $400.0 million term loan bears interest at LIBOR plus 1.5% and matures March 2011. Our revolving loan facility matures May 2009, and may be extended for an additional year, subject to a 20.0 basis point fee on the total commitments. Borrowings under the revolver bear interest based on a pricing grid determined by leverage (currently at LIBOR plus 1.375%). We are permitted to increase the aggregate commitments under the credit agreement (which may be revolving or term loan commitments) by an amount not to exceed $175.0 million, subject to receipt of commitments from lenders and other customary conditions.
At March 31, 2008, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 4.21%. At March 31, 2008, the revolving loans had an outstanding principal balance of $218.8 million and a weighted average interest rate of 4.01% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving credit facility at March 31, 2008, was $386.2 million (after giving effect to $45.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Equity Transactions
In December 2007, the Aimco Operating Partnership declared a special cash distribution of $2.51 per unit payable on January 30, 2008, to holders of record of common OP Units and High Performance Units on December 31, 2007. The special distribution totaled $257.2 million and was paid on 102,478,510 common OP Units and High Performance Units, including 92,795,891 common OP Units held by us. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividend (discussed below), in addition to $55.0 million in cash. Holders of common OP Units other than us and holders of High Performance Units received the distribution entirely in cash, which totaled $24.3 million.
Also in December 2007, our Board of Directors declared a corresponding special dividend of $2.51 per share payable on January 30, 2008, to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23-24, 2008, or $38.71 per share.
After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted otherwise.
Under our existing shelf registration statement, as of March 31, 2008, we had available for issuance approximately $699.1 million of debt and equity securities, and the Aimco Operating Partnership had available for issuance $500 million of debt securities. In April 2008, we and the Aimco Operating Partnership filed a new shelf registration statement to replace the existing shelf (which was due to expire later in the year) that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.

Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the three months ended March 31, 2008, we repurchased 5,067,543 shares of Common Stock for cash totaling $170.6 million. On January 29, 2008, our Board of Directors increased the number of shares authorized for repurchase by 25.0 million shares. As of March 31, 2008, we were authorized to repurchase approximately 28.2 million additional shares of our Common Stock under an authorization that has no expiration date. Future repurchases may be made from time to time in the open market or in privately negotiated transactions.
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
Our capital structure includes the use of fixed-rate and variable-rate indebtedness. As such, we are exposed to changes in interest rates. We use predominantly long-term, fixed-rate non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes. From time to time, we are required by mortgage lenders to use interest rate caps or swaps to limit our exposure to market interest rate risk. Additionally, we utilize total rate-of-return swaps to effectively convert certain of our fixed rate debt to variable rate debt.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of interest rate sensitivity. As of March 31, 2008, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
See the information under the heading “Legal Matters” in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. From time to time during the three months ended March 31, 2008, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended March 31, 2008, approximately 92,000 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended March 31, 2008:

				Maximum Number
			Total Number of	of Shares that
	Total	Average	Shares Purchased	May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
January 1 – January 31, 2008	4,537,443	$33.33	4,537,443	28,705,973
February 1 – February 29, 2008	530,100	$36.54	530,100	28,175,873
March 1 – March 31, 2008	—	N/A	—	28,175,873

Total	5,067,543	$33.67	5,067,543

(1)
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. On January 29, 2008, our Board of Directors increased the number of shares authorized for repurchase by 25.0 million shares. As of March 31, 2008, we were authorized to repurchase approximately 28.2 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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
Thomas M. Herzog
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)
Date: May 2, 2008

Exhibit Index

EXHIBIT NO.	EXHIBIT TITLE

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 , is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments