Form 10-Q
period 2008-06-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2008-08-01
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares of Class A Common Stock outstanding as of July 28, 2008: 85,619,144

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate:
Buildings and improvements	$9,275,563	$8,944,353
Land	2,551,108	2,542,322

Total real estate	11,826,671	11,486,675
Less accumulated depreciation	(2,962,147)	(2,747,403)

Net real estate	8,864,524	8,739,272
Cash and cash equivalents	330,163	210,461
Restricted cash	316,892	316,233
Accounts receivable, net	78,439	71,463
Accounts receivable from affiliates, net	32,420	34,958
Deferred financing costs, net	68,768	74,166
Notes receivable from unconsolidated real estate partnerships, net	31,869	35,186
Notes receivable from non-affiliates, net	147,635	143,054
Investment in unconsolidated real estate partnerships	106,388	117,217
Other assets	192,851	207,857
Deferred income tax assets, net	11,059	14,426
Assets held for sale	145,670	642,239

Total assets	$10,326,678	$10,606,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$910,300	$901,985
Property loans payable	5,809,951	5,563,703
Term loans	475,000	475,000
Credit facility	145,000	—
Other borrowings	87,839	75,057

Total indebtedness	7,428,090	7,015,745

Accounts payable	30,931	56,792
Accrued liabilities and other	366,197	449,485
Deferred income	205,494	201,498
Security deposits	48,450	45,622
Liabilities related to assets held for sale	113,723	532,645

Total liabilities	8,192,885	8,301,787

Minority interest in consolidated real estate partnerships	415,835	441,778
Minority interest in Aimco Operating Partnership	124,337	113,263

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, perpetual	723,500	723,500
Class A Common Stock, $0.01 par value, 426,157,736 shares authorized, 87,431,180 and 96,130,586 shares issued and outstanding, at June 30, 2008 and December 31, 2007, respectively	874	961
Additional paid-in capital	2,740,890	3,049,417
Notes due on common stock purchases	(4,125)	(5,441)
Distributions in excess of earnings	(1,867,518)	(2,018,733)

Total stockholders’ equity	1,593,621	1,749,704

Total liabilities and stockholders’ equity	$10,326,678	$10,606,532

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Rental and other property revenues	$384,191	$372,289	$768,354	$734,645
Property management revenues, primarily from affiliates	1,415	1,271	3,519	3,367
Asset management and tax credit revenues	38,175	15,178	51,027	26,808

Total revenues	423,781	388,738	822,900	764,820

OPERATING EXPENSES:
Property operating expenses	174,158	168,992	361,441	336,618
Property management expenses	1,187	2,452	2,457	3,935
Investment management expenses	5,728	5,521	10,017	9,987
Depreciation and amortization	120,692	110,743	239,086	221,923
General and administrative expenses	27,064	24,024	48,488	46,100
Other expenses (income), net	5,459	(3,128)	10,297	(379)

Total operating expenses	334,288	308,604	671,786	618,184

Operating income	89,493	80,134	151,114	146,636

Interest income	718	10,107	9,114	20,154
Provision for losses on notes receivable, net	(534)	(735)	(1,693)	(2,278)
Interest expense	(102,365)	(95,578)	(203,677)	(190,586)
Deficit distributions to minority partners, net	(1,265)	(1,554)	(5,276)	(2,482)
Equity in (losses) earnings of unconsolidated real estate partnerships	(843)	930	(1,872)	(2,055)
Provision for real estate impairment losses	(2,518)	—	(2,518)	—
Gain on dispositions of unconsolidated real estate and other	139	602	129	21,068

Loss before minority interests and discontinued operations	(17,175)	(6,094)	(54,679)	(9,543)

Minority interests:
Minority interest in consolidated real estate partnerships	(2,352)	(85)	4,590	(3,793)
Minority interest in Aimco Operating Partnership, preferred	(1,925)	(1,782)	(3,707)	(3,564)
Minority interest in Aimco Operating Partnership, common	3,437	2,240	7,908	4,661

Total minority interests	(840)	373	8,791	(2,696)

Loss from continuing operations	(18,015)	(5,721)	(45,888)	(12,239)
Income from discontinued operations, net	274,054	25,050	277,381	56,776

Net income	256,039	19,329	231,493	44,537
Net income attributable to preferred stockholders	13,670	16,346	27,878	32,694

Net income attributable to common stockholders	$242,369	$2,983	$203,615	$11,843

Earnings (loss) per common share — basic:
Loss from continuing operations (net of preferred dividends)	$(0.36)	$(0.22)	$(0.83)	$(0.45)
Income from discontinued operations	3.12	0.25	3.11	0.57

Net income attributable to common stockholders	$2.76	$0.03	$2.28	$0.12

Earnings (loss) per common share — diluted:
Loss from continuing operations (net of preferred dividends)	$(0.36)	$(0.22)	$(0.83)	$(0.45)
Income from discontinued operations	3.12	0.25	3.11	0.57

Net income attributable to common stockholders	$2.76	$0.03	$2.28	$0.12

Weighted average common shares outstanding	87,790	100,494	89,381	100,494

Weighted average common shares and equivalents outstanding	87,790	100,494	89,381	100,494

Dividends declared per common share	$0.60	$0.57	$0.60	$0.57

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,493	$44,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,086	221,923
Discontinued operations	(272,850)	(26,785)
Other adjustments	30,173	(23,866)
Net changes in operating assets and operating liabilities	12,731	(23,171)

Net cash provided by operating activities	240,633	192,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(56,534)	(174,991)
Capital expenditures	(307,378)	(268,608)
Proceeds from dispositions of real estate	856,932	259,631
Change in funds held in escrow from tax-free exchanges	345	9,975
Purchases of partnership interests and other assets	(20,131)	(25,451)
Originations of notes receivable from unconsolidated real estate partnerships	(4,864)	(8,640)
Proceeds from repayment of notes receivable	5,044	14,152
Distributions from investments in unconsolidated real estate partnerships	—	1,814
Other investing activities	310	5,154

Net cash provided by (used in) investing activities	473,724	(186,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	455,523	791,330
Principal repayments on property loans	(600,683)	(528,459)
Proceeds from tax exempt bond financing	21,200	82,350
Principal repayments on tax-exempt bond financing	(32,495)	(58,659)
Net borrowings on revolving credit facility	145,000	14,000
Repurchases of Class A Common Stock	(352,306)	(136,603)
Proceeds from Class A Common Stock option exercises	440	53,232
Payment of Class A Common Stock dividends	(107,808)	(116,363)
Payment of preferred stock dividends	(27,903)	(32,720)
Payment of distributions to minority interest	(109,654)	(42,178)
Other financing activities	14,031	(3,401)

Net cash (used in) provided by financing activities	(594,655)	22,529

NET INCREASE IN CASH AND CASH EQUIVALENTS	119,702	28,203

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,461	229,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,163	$258,027

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of June 30, 2008, we owned or managed a real estate portfolio of 1,114 apartment properties containing 188,672 apartment units located in 46 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of January 1, 2008, we were the largest owner and operator of apartment properties in the United States.
As of June 30, 2008, we:
•	owned an equity interest in and consolidated 140,750 units in 614 properties (which we refer to as “consolidated”), of which 139,259 units were also managed by us;

•	owned an equity interest in and did not consolidate 10,662 units in 91 properties (which we refer to as “unconsolidated”), of which 5,009 units were also managed by us; and

•
provided services for or managed 37,260 units in 409 properties, primarily pursuant to long-term agreements (including 34,038 units in 374 properties for which we provide asset management services only, and not also property management services). In certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of June 30, 2008, we held an interest of approximately 90% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of closing of the transaction. The holders of the common OP Units and Class I High Performance Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At June 30, 2008, after elimination of certain shares of Common Stock held by consolidated subsidiaries, 87,431,180 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 9,544,902 common OP Units and equivalents outstanding for a combined total of 96,976,082 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
In December 2007, the Aimco Operating Partnership declared a special distribution of $2.51 per unit payable on January 30, 2008, to holders of record of common OP Units and High Performance Units on December 31, 2007. The special distribution totaled $257.2 million and was paid on 102,478,510 common OP Units and High Performance Units, including 92,795,891 common OP Units held by us. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividend (discussed below), in addition to $55.0 million in cash. Holders of common OP Units other than us and holders of High Performance Units received the distribution entirely in cash, which totaled $24.3 million.

Also in December 2007, our Board of Directors declared a corresponding special dividend of $2.51 per share payable on January 30, 2008, to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23 and 24, 2008, or $38.71 per share.
After elimination of the effect of shares held by consolidated subsidiaries, the special dividend totaled $231.9 million. Approximately $177.1 million of the special dividend was paid through the issuance of 4,573,735 shares of Common Stock (excluding 20,339 shares issued to our consolidated subsidiaries) to holders of 92,379,751 shares of our Common Stock on the record date (excluding 416,140 shares held by certain of our consolidated subsidiaries), representing an increase of approximately 4.95% to the then outstanding shares. The effect of the issuance of additional shares of Common Stock pursuant to the special dividend has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity prior to the ex-dividend date of the special dividend, including share issuances, repurchases and forfeitures, have been adjusted to reflect the 4.95% increase in the number of shares, except in limited instances where noted otherwise.
Note 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated entities. We consolidate all variable interest entities for which we are the primary beneficiary. Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity or are otherwise able to control the entity. All significant intercompany balances and transactions have been eliminated in consolidation.
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

We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows of the property, excluding interest charges. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. During the three and six months ended June 30, 2008, based on the shortened anticipated holding period for certain properties classified as held for use, we recognized impairment losses of $2.5 million. We recognized no such impairment losses during the three and six months ended June 30, 2007.
If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for minority interest in the Aimco Operating Partnership, decreased net income by $2.5 million and $9.9 million, and resulted in a decrease in basic and diluted earnings per share of $0.03 and $0.10, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, these depreciation adjustments decreased net income by $5.8 million and $20.9 million, and resulted in a decrease in basic and diluted earnings per share of $0.07 and $0.21, respectively.
During the six months ended June 30, 2007, we evaluated the recoverability of our $6.3 million equity investment in a group purchasing organization and a related $3.4 million note receivable. We initiated our evaluation as a result of information concerning its relationships with significant vendors. Based on our evaluation, we recorded impairments of $2.5 million in equity in losses of real estate partnerships and $1.4 million in provision for losses on notes receivable to adjust the carrying amounts of our equity investment and note receivable, respectively, to their estimated fair values. We did not recognize any such impairments during the six months ended June 30, 2008.
During the six months ended June 30, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $4.8 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of estimated sales proceeds totaling $2.1 million, is included in other expense (income), net. During the six months ended June 30, 2008, we additionally recorded a $1.0 million write off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization. During the six months ended June 30, 2007, we abandoned certain internal-use software development projects and recorded a $1.8 million write-off of the capitalized costs of such projects in depreciation and amortization.
Income Taxes
In March 2008, we were notified by the Internal Revenue Service that it intended to examine the 2006 Federal tax return for the Aimco Operating Partnership. During June 2008, the IRS issued AIMCO-GP, Inc., the general and tax matters partner of the Aimco Operating Partnership, a summary report including the government’s proposed adjustments to the Aimco Operating Partnership’s 2006 Federal tax return. We do not expect the proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Adoption of SFAS 157
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates and requires disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. The provisions of SFAS 157 are applicable to recurring and nonrecurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. We adopted the provisions of SFAS 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Basis of Fair Value Measurement (Valuation Hierarchy)
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 -	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets
Level 2 -	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument
Level 3 -	Unobservable inputs that are significant to the fair value measurement
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

Fair Value
Measurement	Valuation Methodologies
Total rate of return swaps (continued)
The swaps are generally cross-collateralized with other swap contracts with the same counterparty and do not allow transfer or assignment, thus there is no alternate or secondary market for these instruments. Accordingly, our assumptions of the fair value that a willing market participant would assign in valuing these instruments are based on a hypothetical market in which the highest and best use of these contracts is in-use in combination with the related borrowings, similar to how we utilize the contracts. Based on these assumptions, we believe the termination value, or exit value, of the swaps approximates the fair value that would be assigned by a willing market participant. We calculate the termination value using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements. We compare our estimates of fair value of the swaps and related borrowings to valuations provided by the counterparties on a quarterly basis.

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
Amounts reported at fair value in our condensed consolidated balance sheet at June 30, 2008, all of which are based on significant unobservable inputs classified within Level 3 of the fair value hierarchy, are summarized below (in thousands):

Assets (Liabilities)
Total rate of return swaps	$(15,929)
Cumulative reduction of carrying amount of debt instruments subject to total rate of return swaps	$15,929

Changes in Level 3 Fair Value Measurements
The table below presents the balance sheet amounts at December 31, 2007, and June 30, 2008 (and the changes in fair value between such dates) for fair value measurements classified within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

		Unrealized		Realized gains
	Fair value at	Gains (Losses)		(losses)	Fair value at
	December 31,	included in		included in	June 30,
	2007	earnings (1)		earnings (2)	2008

Total rate of return swaps	$(9,420)	$(6,509	)(3)	$—	$(15,929)
Changes in fair value of debt instruments subject to total rate of return swaps	9,420	6,509	(3)	—	15,929

Total	$—	$—		$—	$—

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)
For total rate of return swaps, realized gains (losses) occur upon the settlement, resulting from the repayment of the underlying borrowings or the early termination of the swap, and include any net amounts paid or received upon such settlement.

(3)	Included in interest expense in the accompanying condensed consolidated statements of income.
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
Note 3 — Real Estate Acquisitions and Dispositions
Real Estate Acquisitions
During the six months ended June 30, 2008, we acquired one conventional property, located in San Jose, California, with 224 units. The aggregate purchase price of $56.0 million, excluding transaction costs, was funded using $35.0 million in proceeds from a mortgage loan, $20.8 million in tax-free exchange proceeds (provided by 2008 real estate dispositions) and the remainder with cash. During the six months ended June 30, 2007, we acquired 14 conventional properties with 1,187 units for an aggregate purchase price of $191.0 million, including transaction costs. Of the 14 properties acquired, nine are located in New York City; two in Daytona Beach, Florida; one in Park Forest, Illinois; one in Poughkeepsie, New York; and one in Redwood City, California. The purchase included the assumption of $16.0 million mortgage debt, and the remainder of the purchase price was funded using cash of $149.3 million and tax free exchange proceeds of $25.7 million.

Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within twelve months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent twelve months; thus the number of properties that may be sold during the subsequent twelve months could exceed the number classified as held for sale. At June 30, 2008, we had 16 properties, with an aggregate of 3,829 units, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Real estate, net	$142,674	$633,212
Other assets	2,996	9,027

Assets held for sale	$145,670	$642,239

Property debt	$112,588	$527,653
Other liabilities	1,135	4,992

Liabilities related to assets held for sale	$113,723	$532,645

During the six months ended June 30, 2008, we sold 45 properties with an aggregate of 13,533 units. During the year ended December 31, 2007, we sold 73 properties with an aggregate of 11,588 units. For the three and six months ended June 30, 2008 and 2007, discontinued operations includes the results of operations for the periods prior to the date of sale for all of the above properties sold or classified as held for sale as of June 30, 2008.
The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Rental and other property revenues	$36,207	$54,288	$76,661	$113,452
Property operating expenses	(19,606)	(25,774)	(40,214)	(56,990)
Depreciation and amortization	(5,884)	(12,662)	(15,939)	(26,985)
Other expenses, net	(2,271)	(651)	(2,498)	(1,885)

Operating income	8,446	15,201	18,010	27,592
Interest income	39	367	340	782
Interest expense	(5,383)	(9,842)	(12,695)	(22,607)
Gain on extinguishment of debt	—	—	—	22,852
Minority interest in consolidated real estate partnerships	257	35	174	(2,064)

Income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	3,359	5,761	5,829	26,555
Gain on dispositions of real estate, net of minority partners’ interest	314,025	24,311	315,350	39,901
Real estate impairment (losses) recoveries, net	(4,018)	60	(4,018)	(783)
Recovery of deficit distributions (deficit distributions) to minority partners	7,701	81	7,510	(321)
Income tax arising from dispositions	(17,149)	(2,597)	(17,063)	(2,761)
Minority interest in Aimco Operating Partnership	(29,864)	(2,566)	(30,227)	(5,815)

Income from discontinued operations, net	$274,054	$25,050	$277,381	$56,776

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $23.8 million and $25.1 million for the three and six months ended June 30, 2008, respectively, and $4.2 million and $5.3 million for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2008, we recorded impairment losses totaling $4.0 million on assets held for sale to reduce the carrying amounts for those properties to their estimated fair value, less estimated costs to sell. We classify interest expense related to property level debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
Note 4 — Other Significant Transactions
Common Stock Repurchases
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the six months ended June 30, 2008 and 2007, we repurchased 8,997,746 and 2,354,658 shares of Common Stock for cash totaling $323.5 million and $126.3 million, respectively. We also paid cash totaling $28.7 million and $10.3 million in January 2008 and 2007, respectively, to settle repurchases of Common Stock in December 2007 and 2006. As of June 30, 2008, we were authorized to repurchase approximately 24.2 million additional shares.
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
During 2007, VMS sold eight properties to third parties and we acquired its seven remaining properties. Approximately $22.8 million of the $42.2 million debt extinguishment gain relates to the mortgage loans that were secured by the eight properties sold to third parties and is reported in discontinued operations for the six months ended June 30, 2007. The remaining $19.4 million portion of the debt extinguishment gain relates to the mortgage loans that were secured by the seven VMS properties we purchased and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. The eight properties sold to third parties were sold during the six months ended June 30, 2007, at an aggregate gain of $22.7 million. Although 78% of the equity interests in VMS were held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings was limited to the minority interest in the Aimco Operating Partnership. For the three months ended June 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties had no impact on loss from continuing operations and increased net income by $6.5 million ($0.06 per diluted share). For the six months ended June 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million ($0.18 per diluted share) and increase net income by $59.0 million ($0.59 per diluted share).

Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $151.9 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $6.0 million in second mortgage loans on certain properties in West Harlem, in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At June 30, 2008, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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

We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2008, are immaterial to our consolidated financial condition, results of operations and cash flows.
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
FLSA Litigation
As previously disclosed, the Aimco Operating Partnership and NHP Management Company (“NHPMN”), our subsidiary, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that the Aimco Operating Partnership and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call” (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 different jurisdictions. In the second quarter 2008, we settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.

Note 6 — Earnings per Share
We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(18,015)	$(5,721)	$(45,888)	$(12,239)
Less net income attributable to preferred stockholders	(13,670)	(16,346)	(27,878)	(32,694)

Numerator for basic and diluted earnings per share — Loss from continuing operations (net of income attributable to preferred stockholders)	$(31,685)	$(22,067)	$(73,766)	$(44,933)

Income from discontinued operations	$274,054	$25,050	$277,381	$56,776

Net income	$256,039	$19,329	$231,493	$44,537
Less net income attributable to preferred stockholders	(13,670)	(16,346)	(27,878)	(32,694)

Numerator for basic and diluted earnings per share — Net income attributable to common stockholders	$242,369	$2,983	$203,615	$11,843

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	87,790	100,494	89,381	100,494
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share	87,790	100,494	89,381	100,494

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.22)	$(0.83)	$(0.45)
Income from discontinued operations	3.12	0.25	3.11	0.57

Net income attributable to common stockholders	$2.76	$0.03	$2.28	$0.12

Diluted earnings (loss) per common share:
Loss from continuing operations (net of income attributable to preferred stockholders)	$(0.36)	$(0.22)	$(0.83)	$(0.45)
Income from discontinued operations	3.12	0.25	3.11	0.57

Net income attributable to common stockholders	$2.76	$0.03	$2.28	$0.12

Weighted average shares of Common Stock outstanding, dilutive potential common shares and earnings (loss) per common share for each of the periods presented have been retroactively adjusted for the effect of the special dividend discussed in Note 1.
Prior to its redemption on September 30, 2007, our Class W Preferred Stock that was convertible into Common Stock was anti-dilutive on an “if converted” basis. Therefore, we deducted all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares were included in the denominator when calculating basic and diluted earnings per common share for the three and six months ended June 30, 2007. As of June 30, 2008 and 2007, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 9.1 million and 9.1 million, respectively. These securities, including stock options, restricted stock awards and non-recourse shares, have been excluded from the earnings per share computations for the periods presented above because their effect would have been anti-dilutive.
We consider the Aimco Operating Partnership’s High Performance Units for which the applicable measurement period has not ended to be potential Common Stock equivalents. As of June 30, 2008, the related performance benchmarks for the Class IX High Performance Units would not have been achieved if the related measurement period had ended on that date. As of June 30, 2007, if the applicable measurement period had ended on that date, the performance benchmarks for the Class VIII and Class IX High Performance Units would have been achieved, which would have resulted in the issuance of the equivalent of approximately 0.8 million common OP Units. However, these potential Common Stock equivalents have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2007, because their effect was anti-dilutive.

Note 7 — Recent Accounting Developments
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
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or the FSP. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. The FSP may affect the computation of basic EPS for unvested restricted stock awards and the recourse portion of shares purchased pursuant to officer stock loans, both of which entitle the holders to dividends. The FSP is effective for fiscal years beginning after December 15, 2008, and quarters within those years. We have not yet determined the effect the FSP will have on our financial statements.
Note 8 — Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including net asset value, which is the estimated fair value of our assets, net of debt, or NAV; funds from operations, or FFO; adjusted funds from operations, which is FFO less spending for capital replacements; same store property operating results; net operating income; free cash flow, which is net operating income less spending for capital replacements; economic income, which represents changes in NAV plus cash dividends; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Net operating income is generally defined as segment revenues less direct segment operating expenses.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended June 30, 2008:
Rental and other property revenues	$384,191	$—	$—	$384,191
Property management revenues, primarily from affiliates	1,415	—	—	1,415
Asset management and tax credit revenues	—	38,175	—	38,175

Total revenues	385,606	38,175	—	423,781

Property operating expenses	174,158	—	—	174,158
Property management expenses	1,187	—	—	1,187
Investment management expenses	—	5,728	—	5,728
Depreciation and amortization (1)	—	—	120,692	120,692
General and administrative expenses	—	—	27,064	27,064
Other expenses, net	—	—	5,459	5,459

Total operating expenses	175,345	5,728	153,215	334,288

Net operating income (loss)	210,261	32,447	(153,215)	89,493
Other items included in continuing operations (2)	—	(1,185)	(106,323)	(107,508)

Income (loss) from continuing operations	$210,261	$31,262	$(259,538)	$(18,015)

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended June 30, 2007:
Rental and other property revenues	$372,289	$—	$—	$372,289
Property management revenues, primarily from affiliates	1,271	—	—	1,271
Asset management and tax credit revenues	—	15,178	—	15,178

Total revenues	373,560	15,178	—	388,738

Property operating expenses	168,992	—	—	168,992
Property management expenses	2,452	—	—	2,452
Investment management expenses	—	5,521	—	5,521
Depreciation and amortization (1)	—	—	110,743	110,743
General and administrative expenses	—	—	24,024	24,024
Other income, net	—	—	(3,128)	(3,128)

Total operating expenses	171,444	5,521	131,639	308,604

Net operating income (loss)	202,116	9,657	(131,639)	80,134
Other items included in continuing operations (2)	—	2,512	(88,367)	(85,855)

Income (loss) from continuing operations	$202,116	$12,169	$(220,006)	$(5,721)

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Six Months Ended June 30, 2008:
Rental and other property revenues	$768,354	$—	$—	$768,354
Property management revenues, primarily from affiliates	3,519	—	—	3,519
Asset management and tax credit revenues	—	51,027	—	51,027

Total revenues	771,873	51,027	—	822,900

Property operating expenses	361,441	—	—	361,441
Property management expenses	2,457	—	—	2,457
Investment management expenses	—	10,017	—	10,017
Depreciation and amortization (1)	—	—	239,086	239,086
General and administrative expenses	—	—	48,488	48,488
Other expenses, net	—	—	10,297	10,297

Total operating expenses	363,898	10,017	297,871	671,786

Net operating income (loss)	407,975	41,010	(297,871)	151,114
Other items included in continuing operations (2)	—	1,814	(198,816)	(197,002)

Income (loss) from continuing operations	$407,975	$42,824	$(496,687)	$(45,888)

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Six Months Ended June 30, 2007:
Rental and other property revenues	$734,645	$—	$—	$734,645
Property management revenues, primarily from affiliates	3,367	—	—	3,367
Asset management and tax credit revenues	—	26,808	—	26,808

Total revenues	738,012	26,808	—	764,820

Property operating expenses	336,618	—	—	336,618
Property management expenses	3,935	—	—	3,935
Investment management expenses	—	9,987	—	9,987
Depreciation and amortization (1)	—	—	221,923	221,923
General and administrative expenses	—	—	46,100	46,100
Other income, net	—	—	(379)	(379)

Total operating expenses	340,553	9,987	267,644	618,184

Net operating income (loss)	397,459	16,821	(267,644)	146,636
Other items included in continuing operations (2)	—	4,800	(163,675)	(158,875)

Income (loss) from continuing operations	$397,459	$21,621	$(431,319)	$(12,239)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable and other income items associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) recoveries of, or provisions for, losses on notes receivable and impairment of real estate, net; (iii) deficit distributions to minority partners; (iv) equity in losses of unconsolidated real estate partnerships; (v) gains on dispositions of unconsolidated real estate and other; and (vi) minority interests.

Note 9 — Subsequent Events

Between July 1, 2008 and July 31, 2008, we repurchased 2,902,900 shares of Common Stock for cash totaling $100.0 million, or an average price of $34.45 per share (including commissions).

On July 18, 2008, the Aimco Operating Partnership declared a special cash distribution of $3.00 per unit payable on August 29, 2008, to holders of record of common OP Units and High Performance Units on July 28, 2008. The special distribution, totaling approximately $285.5 million will be paid on 95,151,333 common OP Units and High Performance Units, including 85,619,144 common OP Units held by us. The Aimco Operating Partnership plans to distribute to us common OP Units equal to the number of shares we issue pursuant to our corresponding special dividend (discussed below), in addition to approximately $51.3 million in cash. Holders of common OP Units other than us and holders of High Performance Units will receive the distribution entirely in cash, which totals $28.6 million.

Also on July 18, 2008, our Board of Directors declared a corresponding special dividend of $3.00 per share payable on August 29, 2008, to holders of record of our Common Stock on July 28, 2008. A portion of the special dividend in the amount of $0.60 per share represents payment of the regular dividend for the quarter ended June 30, 2008, and a portion in the amount of $2.40 per share represents an additional dividend associated with actual and projected taxable gains from property dispositions in 2008. Stockholders have the option to elect to receive payment of the special dividend in cash or shares, except that the aggregate amount of cash payable to all stockholders in the special dividend is limited to approximately $51.3 million plus cash paid in lieu of fractional shares. The special dividend, totaling approximately $256.8 million, will be paid on 85,619,144 shares issued and outstanding on the record date, which included 436,479 shares held by certain of our consolidated subsidiaries. We expect to pay approximately $205.5 million of the special dividend through the issuance of shares of Common Stock, which will be determined based on the average closing price of our Common Stock on August 21 and 22, 2008. Share and per share amounts disclosed in the accompanying condensed consolidated financial statements and notes thereto have not been retroactively adjusted for the effect of shares to be issued pursuant to this special dividend as the number of shares is not presently determinable. Such retroactive adjustments will be reflected in consolidated financial statements prepared subsequent to the payment date.

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
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2008, we owned or managed 1,114 apartment properties containing 188,672 apartment units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV; Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; Economic Income, which represents changes in NAV plus cash dividends, financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.
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
For the remainder of 2008, our focus includes the following: enhance operations to improve and sustain resident satisfaction; obtain rate and occupancy increases to improve profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; use tax credit equity to generate fees and finance redevelopment of affordable properties; and minimize our cost of capital.

Our portfolio management strategy includes property acquisitions and dispositions to concentrate our portfolio in the 20 largest U.S. markets as measured by total market capitalization. Over time and subject to market conditions, we expect to sell properties representing approximately 20% of our current asset value, which properties are primarily located outside the 20 largest U.S. markets.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three months ended June 30, 2008 compared to three months ended June 30, 2007
We reported net income of $256.0 million and net income attributable to common stockholders of $242.4 million for the three months ended June 30, 2008, compared to net income of $19.3 million and net income attributable to common stockholders of $3.0 million for the three months ended June 30, 2007, which were increases of $236.7 million and $239.4 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to higher net gains on sales of real estate;

•	an increase in asset management and tax credit revenues, which is attributed to increases in promote income resulting from asset disposition activities; and

•	an increase in net operating income from property operations, which is attributable to improved operating results of same store properties.
The effects of these items on our operating results were partially offset by:
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, offset by a reduction in interest rates; and

•	a decrease in interest income, primarily related to an adjustment of accretion of discounted notes receivable and lower interest rates.
Six months ended June 30, 2008 compared to six months ended June 30, 2007
We reported net income of $231.5 million and net income attributable to common stockholders of $203.6 million for the six months ended June 30, 2008, compared to net income of $44.5 million and net income attributable to common stockholders of $11.8 million for the six months ended June 30, 2007, which were increases of $187.0 million and $191.8 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to higher net gains on sales of real estate;

•	an increase in asset management and tax credit revenues, which is attributed to increases in promote income resulting from asset disposition activities;

•	an increase in net operating income from property operations, which is attributable to improved operating results of same store properties; and

•	changes in the effects of minority interests in our consolidated real estate partnerships.

The effects of these items on our operating results were partially offset by:
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, offset by a reduction in interest rates;
•	a decrease in interest income, primarily related to an adjustment of accretion of discounted notes receivable and lower interest rates; and
•	the recognition in 2007 of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including NAV, Economic Income, Free Cash Flow, net operating income, FFO, and AFFO. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Real estate segment revenues:
Rental and other property revenues	$384,191	$372,289	$768,354	$734,645
Property management revenues, primarily from affiliates	1,415	1,271	3,519	3,367

	385,606	373,560	771,873	738,012

Real estate segment expenses:
Property operating expenses	174,158	168,992	361,441	336,618
Property management expenses	1,187	2,452	2,457	3,935

	175,345	171,444	363,898	340,553

Real estate segment net operating income	$210,261	$202,116	$407,975	$397,459

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

	Three Months Ended June 30,
	2008	2007	Change
Consolidated same store revenues	$256,529	$252,331	1.7%
Consolidated same store expenses	101,863	103,506	-1.6%

Same store net operating income	154,666	148,825	3.9%
Reconciling items (1)	55,595	53,291	4.3%

Real estate segment net operating income	$210,261	$202,116	4.0%

Same store operating statistics:
Properties	301	301
Apartment units	89,868	89,868
Average physical occupancy	94.8%	94.7%	0.1%
Average rent/unit/month	$919	$899	2.2%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, consolidated same store net operating income increased by $5.8 million, or 3.9%. Revenues increased by $4.2 million, or 1.7%, primarily due to higher average rent (up $20 per unit). Property operating expenses decreased by $1.6 million, or 1.6%, primarily due to decreases in personnel and insurance expenses.

	Six Months Ended June 30,
	2008	2007	Change
Consolidated same store revenues	$509,463	$496,352	2.6%
Consolidated same store expenses	205,668	203,619	1.0%

Same store net operating income	303,795	292,733	3.8%
Reconciling items (1)	104,180	104,726	-0.5%

Real estate segment net operating income	$407,975	$397,459	2.6%

Same store operating statistics:
Properties	299	299
Apartment units	89,375	89,375
Average physical occupancy	94.8%	94.6%	0.2%
Average rent/unit/month	$917	$895	2.5%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, consolidated same store net operating income increased by $11.1 million, or 3.8%. Revenues increased by $13.1 million, or 2.6%, primarily due to higher average rent (up $22 per unit). Property operating expenses increased by $2.0 million, or 1.0%, primarily due to increases in marketing, administrative and property tax expenses.
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
The following table summarizes the net operating income from our investment management segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Asset management and tax credit revenues	$38,175	$15,178	$51,027	$26,808

Investment management expenses	5,728	5,521	10,017	9,987

Investment segment net operating income (1)	$32,447	$9,657	$41,010	$16,821

(1)
Excludes certain items of income and expense, which are included in other expenses (income), net, interest expense, interest income and gain (loss) on dispositions of unconsolidated real estate and other in our consolidated statements of income.

For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, net operating income from investment management increased by $22.8 million. This increase is primarily attributable to a $23.6 million increase in promote income, which is related to increases in joint venture asset dispositions, partially offset by a $0.8 million decrease in revenues from tax credit arrangements.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, net operating income from investment management increased by $24.2 million. This increase is primarily attributable to a $27.5 million increase in promote income, which is related to increases in joint venture asset dispositions, offset by a $1.7 million decrease in asset management fees and a $1.1 million decrease in other general partner transactional fees.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, depreciation and amortization increased $9.9 million, or 9.0%. This increase reflects depreciation of $15.6 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. This increase was partially offset by a decrease of $7.7 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or zero in the case of a planned demolition (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1).
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, depreciation and amortization increased $17.2 million, or 7.7%. This increase reflects depreciation of $32.2 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. This increase was partially offset by a decrease of $15.9 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or zero in the case of a planned demolition (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1).
General and Administrative Expenses
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, general and administrative expenses increased $3.0 million, or 12.7%. This increase is primarily attributable to higher employee compensation and related expenses.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, general and administrative expenses increased $2.4 million, or 5.2%. This increase is primarily attributable to higher employee compensation and related expenses.

Other Expenses (Income), Net
Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, other expenses (income), net changed unfavorably by $8.6 million. The net unfavorable change includes a $4.8 million write-off of certain communications hardware and capitalized costs during 2008 (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1) and a net increase of $4.8 million in costs related to certain litigation matters. These unfavorable changes are partially offset by $0.9 million of income recognized in 2008 related to the sale of mineral rights associated with certain of our properties.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, other expenses (income), net changed unfavorably by $10.7 million. The net unfavorable change includes a $4.8 million write-off of certain communications hardware and capitalized costs during 2008 (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1) and a net increase of $4.8 million in costs related to certain litigation matters. The net unfavorable change also reflects income of $1.8 million recognized in 2007 related to the transfer of certain property rights, a $1.2 million write-off of redevelopment costs associated with a change in the planned use of a property during 2008 and a $5.8 million decrease in income tax benefit during 2008 due to improved results of our taxable subsidiaries. These unfavorable changes were partially offset by an $8.0 million reduction in expenses of our self insurance activities, including a $3.8 million settlement of certain litigation matters during 2007, and $0.9 million of income recognized in 2008 related to the sale of mineral rights associated with certain of our properties.
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
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, interest income decreased $9.4 million. The decrease is primarily attributable to a $4.1 million adjustment to accretion on certain discounted notes during the three months ended June 30, 2008, resulting from a change in the estimated timing and amount of collection, and a decrease of $4.4 million due to lower interest rates on notes receivable and cash and restricted cash balances.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, interest income decreased $11.0 million. The decrease is primarily attributable to a $2.9 million net adjustment to accretion on certain discounted notes during the six months ended June 30, 2008, resulting from a change in the estimated timing and amount of collection, and $1.5 million of accretion income recognized during the six months ended June 30, 2007, related to the prepayment of principal on certain discounted loans collateralized by properties in West Harlem in New York City, which were funded in November 2006. The remainder of the decrease is primarily due to lower interest rates on notes receivable and cash and restricted cash balances.
Interest Expense
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, interest expense, which includes the amortization of deferred financing costs, increased $6.8 million, or 7.1%. Interest on property loans payable increased $7.0 million due to higher balances resulting primarily from refinancing activities, offset by lower average interest rates, and a $0.9 million decrease in capitalized interest. This net increase was offset by a $1.2 million decrease in corporate interest expense due to lower average interest rates.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, interest expense, which includes the amortization of deferred financing costs, increased $13.1 million, or 6.9%. Interest on property loans payable increased $14.5 million due to higher balances resulting primarily from refinancing activities, offset slightly by lower average interest rates. These increases were partially offset by a $2.7 million decrease in corporate interest expense due to lower average interest rates.

Deficit Distributions to Minority Partners
When real estate partnerships that are consolidated in our financial statements disburse cash to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, deficit distributions to minority partners decreased $0.3 million. This decrease reflects lower levels of distributions to minority interests during the three months ended June 30, 2008.
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, deficit distributions to minority partners increased $2.8 million. This increase reflects higher levels of distributions to minority interests in 2008, including distributions in connection with debt refinancing transactions.
Provision for Real Estate Impairment Losses
At times we may anticipate selling a property within twelve months or less, but for various reasons the property may not currently meet the criteria to be classified as held for sale. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.
During the three and six months ended June 30, 2008, based on the shortened anticipated holding period for certain properties, we recognized impairment losses of $2.5 million. We recognized no such impairment losses during the three and six months ended June 30, 2007.
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
For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, gain on dispositions of unconsolidated real estate and other decreased $20.9 million. This decrease is primarily attributable to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership during the six months ended June 30, 2007 (see Note 4 to the condensed consolidated financial statements in Item 1).
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
For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, minority interest in consolidated real estate partnerships changed by $2.3 million. The change includes a $1.6 million charge to minority interest during the three months ended June 30, 2008, upon the consolidation of a partnership with a deficit in partners’ equity, and $4.3 million increase in minority interest attributable to changes in the minority partners’ share of earnings of our existing consolidated real estate partnerships. These changes were partially offset by a $3.6 million increase in minority interest benefit for the minority partners’ share of losses for real estate partnerships consolidated during the fourth quarter of 2007.

For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, minority interest in consolidated real estate partnerships changed by $8.4 million. The change includes an increase of $8.0 million related to the minority interest share of losses for real estate partnerships consolidated during the fourth quarter of 2007, and $2.0 million related to increases in the minority partners’ share of losses of our existing consolidated real estate partnerships. These changes were offset by a $1.6 million charge to minority interest during the three months ended June 30, 2008, upon the consolidation of a partnership with a deficit in partners’ equity.
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
For the three months ended June 30, 2008 and 2007, income from discontinued operations, net totaled $274.1 million and $25.1 million, respectively. The increase of $249.0 million was principally due to a $275.2 million increase in gain on dispositions of real estate, net of minority partners’ interest and income taxes, a $7.6 million increase in recovery of deficit distributions to minority partners and a $4.5 million decrease in interest expense, partially offset by a $6.8 million decrease in operating income, a $4.1 million increase in real estate impairments and a $27.3 million increase in minority interest in Aimco Operating Partnership. For the six months ended June 30, 2008 and 2007, income from discontinued operations, net totaled $277.4 million and $56.8 million, respectively. The increase of $220.6 million was principally due to a $261.1 million increase in gain on dispositions of real estate, net of minority partners’ interest and income taxes, a $7.8 million increase in recovery of deficit distributions to minority partners and a $9.9 million decrease in interest expense, partially offset by a $9.6 million decrease in operating income, a $3.2 million increase in real estate impairment losses, a $24.4 million increase in minority interest in Aimco Operating Partnership and a decrease of $22.9 million attributable to a 2007 gain on debt extinguishment related to seven properties in the VMS partnership.
During the three months ended June 30, 2008, we sold 41 consolidated properties, resulting in a net gain on sale of approximately $296.9 million (which includes $17.1 million of related income taxes). During the three months ended June 30, 2007, we sold 28 properties, resulting in a net gain on sale of approximately $21.7 million (net of $2.6 million of related income taxes). Additionally, in 2008, we recognized $4.0 million of impairment losses on assets sold or held for sale and $7.7 million of recoveries of deficit distributions to minority partners.
During the six months ended June 30, 2008, we sold 45 properties, resulting in a net gain on sale of approximately $298.3 million (which includes $17.1 million of related income taxes). During the six months ended June 30, 2007, we sold 40 properties resulting in a net gain on sale of approximately $37.1 million (which includes $2.8 million of related income taxes). Additionally, in 2008, we recognized $4.0 million of impairment losses on assets sold or held for sale and $7.5 million of recoveries of deficit distributions to minority partners.
For the three and six months ended June 30, 2008 and 2007, income from discontinued operations included the operating results of the properties sold or classified as held for sale as of June 30, 2008.
Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. See Note 3 to the condensed consolidated financial statements in Item 1 for more information on discontinued operations.
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
At June 30, 2008, we evaluated our Lincoln Place property in Venice, California and determined that the carrying amount of $197.1 million was recoverable based on our probability-weighted assessment of undiscounted cash flows. Plans to develop Lincoln Place have been the subject of controversy and litigation, which reduces its market value. In the current market environment and in consideration of ongoing litigation related to Lincoln Place, the current fair value of the property is potentially less than the carrying amount. However, as the impairment analysis for assets classified as held for use requires the use of undiscounted cash flows and assumes a holding period for the asset, an impairment may not be recognized even if the fair value is less than the carrying amount.
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
Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we recorded a $2.5 million impairment loss during the three and six months ended June 30, 2008, related to certain properties to be held and used. We did not record any impairment losses related to properties to be held and used during the three and six months ended June 30, 2007.
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
During the three and six months ended June 30, 2008, we reduced previously recorded accretion income by $4.1 million and $2.9 million, respectively, due to changes in the timing and nature of pending transactions.

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
We recorded net provisions for losses on notes receivable of $0.5 million and $1.7 million for the three and six months ended June 30, 2008, respectively, and $0.7 million and $2.3 million for the three and six months ended June 30, 2007, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended June 30, 2008 and 2007, for continuing and discontinued operations, we capitalized $6.4 million and $7.4 million of interest costs, respectively, and $18.8 million and $19.2 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2008 and 2007, for continuing and discontinued operations, we capitalized $14.0 million and $13.9 million of interest costs, respectively, and $38.7 million and $39.1 million of site payroll and indirect costs, respectively.
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

For the three and six months ended June 30, 2008 and 2007, our FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income attributable to common stockholders (1)	$242,369	$2,983	$203,615	$11,843
Adjustments:
Depreciation and amortization	120,692	110,743	239,086	221,923
Depreciation and amortization related to non-real estate assets	(5,027)	(4,795)	(8,926)	(11,355)
Depreciation of rental property related to minority partners’ interest and unconsolidated entities (2) (3)	(3,989)	(1,808)	(14,048)	(13,752)
Gain on dispositions of unconsolidated real estate and other	(139)	(602)	(129)	(21,068)
Gain on dispositions of non-depreciable assets and debt extinguishment gain	—	—	—	19,373
Deficit distributions to minority partners, net (4)	1,265	1,554	5,276	2,482
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (2)	(314,025)	(24,311)	(315,350)	(39,901)
Depreciation of rental property, net of minority partners’ interest (2) (3)	5,233	9,520	13,936	4,021
Deficit distributions (recovery of deficit distributions) to minority partners (4)	(7,701)	(81)	(7,510)	321
Income tax arising from disposals	17,149	2,597	17,063	2,761
Minority interest in Aimco Operating Partnership’s share of above adjustments	17,971	(8,525)	6,857	(15,257)
Preferred stock dividends	13,670	16,346	27,878	32,694

Funds From Operations	$87,468	$103,621	$167,748	$194,085
Preferred stock dividends	(13,670)	(16,346)	(27,878)	(32,694)
Dividends/distributions on dilutive preferred securities	1,759	58	3,092	58

Funds From Operations attributable to common stockholders — diluted	$75,557	$87,333	$142,962	$161,449

Weighted average number of common shares, common share equivalents and dilutive preferred securities Outstanding (5) (6):
Common shares and equivalents	88,286	103,770	89,776	104,221
Dilutive preferred securities	2,332	76	2,117	38

Total	90,618	103,846	91,893	104,258

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Minority partners’ interest” means minority interest in our consolidated real estate partnerships.

(3)
Adjustments related to minority partners’ share of depreciation of rental property for the six months ended June 30, 2007, include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 4 to the condensed consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the six months ended June 30, 2007, was an increase of $9.3 million ($8.4 million after minority interest in Aimco Operating Partnership).

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

(6)
Weighted average common shares, common share equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of 4,573,735 shares of Common Stock issued pursuant to the special dividend discussed in Note 1 to the condensed consolidated financial statements in Item 1.

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
At June 30, 2008, we had $330.2 million in cash and cash equivalents, an increase of $119.7 million from December 31, 2007. At June 30, 2008, we had $316.9 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2008, our net cash provided by operating activities of $240.6 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $48.0 million compared with the six months ended June 30, 2007. The increase in operating cash flow is largely the result of changes in operating assets and liabilities during 2008 relative to 2007.
Investing Activities
For the six months ended June 30, 2008, net cash provided by investing activities of $473.7 million consisted primarily of proceeds from disposition of real estate, partially offset by capital expenditures and purchases of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2008, we sold 45 consolidated properties. These properties were sold for an aggregate sales price of $957.5 million and generated proceeds totaling $917.0 million, after the payment of transaction costs and debt prepayment penalties. The $917.0 million in proceeds is inclusive of promote income which is generated by the disposition of consolidated joint ventures, debt assumed by buyers and sales proceeds placed into escrows for 1031 tax-free exchanges and other purposes. These items are excluded from proceeds from disposition of real estate in the condensed consolidated statement of cash flows. Sales proceeds were used to repay property level debt, repay borrowings under our revolving credit facility, repurchase shares of our Common Stock and for other corporate purposes.

Our portfolio management strategy includes property acquisitions and dispositions to concentrate our portfolio in the 20 largest U.S. markets as measured by total market capitalization. We are currently marketing for sale certain properties that are inconsistent with this long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with this strategy but offer attractive returns. We plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund acquisitions, repurchase shares of our Common Stock, and for other operating needs and corporate purposes.
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
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the six months ended June 30, 2008, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 130,088 average units during the period, including 113,155 conventional and 16,933 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our condensed consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s	Per
	Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$14,636	$113
Turnover related	23,604	181
Capitalized site payroll and indirect costs	7,076	54

Our share of Capital Replacements	$45,316	$348

Capital Replacements:
Conventional	$42,413	$375
Affordable	2,903	$171

Our share of Capital Replacements	45,316	$348

Capital Improvements:
Conventional	49,739	$440
Affordable	5,598	$331

Our share of Capital Improvements	55,337	$425

Casualties:
Conventional	5,491
Affordable	1,256

Our share of casualties	6,747

Redevelopment:
Conventional projects	127,110
Tax credit projects	37,730

Our share of redevelopment	164,840

Entitlement	11,393

Our share of capital expenditures	283,633
Plus minority partners’ share of consolidated spending	24,144
Less our share of unconsolidated spending	(399)

Total capital expenditures per condensed consolidated statement of cash flows	$307,378

Included in the above spending for CI, casualties, redevelopment and entitlement, was approximately $32.8 million of our share of capitalized site payroll and indirect costs related to these activities for the six months ended June 30, 2008.
We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under our Credit Facility, as discussed below.
Financing Activities
For the six months ended June 30, 2008, net cash used in financing activities of $594.7 million was primarily attributable to debt principal payments, repurchases of Common Stock, payments of dividends on Common Stock and preferred stock and distributions to minority interests. These cash outflows were partially offset by proceeds from property loans, tax-exempt bond financing and net borrowings under our revolving credit facility.
Mortgage Debt
At June 30, 2008, we had $6.8 billion in consolidated mortgage debt outstanding as compared to $7.0 billion outstanding at December 31, 2007. During the six months ended June 30, 2008, we refinanced or closed mortgage loans on 47 consolidated properties, generating $443.3 million of proceeds from borrowings with a weighted average interest rate of 5.41%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $255.5 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities, generally not to increase loan-to-value, but as a means to monetize asset appreciation.

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
During the three months ended June 30, 2008, changes in the fair values of these financial instruments resulted in a $7.0 million increase in the carrying amount of the hedged borrowings and an equal decrease in accrued liabilities and other for total rate of return swaps. During the six months ended June 30, 2008, changes in the fair values of these financial instruments resulted in a $6.5 million reduction in the carrying amount of hedged borrowings and an equal increase in accrued liabilities and other for total rate of return swaps. At June 30, 2008, the cumulative recognized changes in the fair value of these financial instruments resulted in a $15.9 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The current and cumulative decreases in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the three and six months ended June 30, 2008, we received net cash receipts of $4.6 million and $7.8 million, respectively, under the total return swaps, which positively impacted our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively impact our liquidity.

See Note 2 to the condensed consolidated financial statements in Item 1 for more information on our total rate of return swaps and related borrowings.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement.
The aggregate amount of commitments and loans under the Credit Agreement is $1.125 billion, comprised of $475.0 million in term loans and $650.0 million of revolving loan commitments. The $75.0 million term loan bears interest at LIBOR plus 1.375%, or a base rate at our option, and matures September 2008. We expect to extend this term loan for one year, subject to the satisfaction of certain conditions, including the payment of a 12.5 basis point fee on the amount of the term loan then outstanding. The $400.0 million term loan bears interest at LIBOR plus 1.5% and matures March 2011. Our revolving loan facility matures May 2009, and may be extended for an additional year, subject to a 20.0 basis point fee on the total commitments. Borrowings under the revolver bear interest based on a pricing grid determined by leverage (currently at LIBOR plus 1.375%). We are permitted to increase the aggregate commitments under the credit agreement (which may be revolving or term loan commitments) by an amount not to exceed $175.0 million, subject to receipt of commitments from lenders and other customary conditions.
At June 30, 2008, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 3.96%. At June 30, 2008, the revolving loans had an outstanding principal balance of $145.0 million and a weighted average interest rate of 4.21% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving credit facility at June 30, 2008, was $455.2 million (after giving effect to $49.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Equity Transactions
In December 2007, the Aimco Operating Partnership declared a special distribution of $2.51 per unit payable on January 30, 2008, to holders of record of common OP Units and High Performance Units on December 31, 2007. The special distribution totaled $257.2 million and was paid on 102,478,510 common OP Units and High Performance Units, including 92,795,891 common OP Units held by us. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividend (discussed below), in addition to $55.0 million in cash. Holders of common OP Units other than us and holders of High Performance Units received the distribution entirely in cash, which totaled $24.3 million.
Also in December 2007, our Board of Directors declared a corresponding special dividend of $2.51 per share payable on January 30, 2008, to holders of record of our Common Stock on December 31, 2007. Stockholders had the option to elect to receive payment of the special dividend in cash, shares or a combination of cash and shares, except that the aggregate amount of cash payable to all stockholders in the special dividend was limited to $55.0 million plus cash paid in lieu of fractional shares. The special dividend, totaling $232.9 million, was paid on 92,795,891 shares issued and outstanding on the record date, which included 416,140 shares held by certain of our consolidated subsidiaries. Approximately $177.9 million of the special dividend was paid through the issuance of 4,594,074 shares of Common Stock (including 20,339 shares issued to consolidated subsidiaries holding our shares), which was determined based on the average closing price of our Common Stock on January 23 and 24, 2008, or $38.71 per share.
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
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the six months ended June 30, 2008, we repurchased 8,997,746 shares of Common Stock for cash totaling $323.5 million. As of June 30, 2008, we were authorized to repurchase approximately 24.2 million additional shares of our Common Stock under an authorization that has no expiration date. Future repurchases may be made from time to time in the open market or in privately negotiated transactions.
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
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of interest rate sensitivity. As of June 30, 2008, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. From time to time during the three months ended June 30, 2008, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended June 30, 2008, approximately 17,000 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2008:

				Maximum Number
			Total Number of	of Shares that
	Total	Average	Shares Purchased	May Yet Be
	Number	Price	as Part of Publicly	Purchased Under the
	of Shares	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(1)
April 1 - April 30, 2008	1,644,303	$38.46	1,644,303	26,531,570
May 1 - May 31, 2008	2,160,900	$39.26	2,160,900	24,370,670
June 1 - June 30, 2008	125,000	$38.80	125,000	24,245,670

Total	3,930,203	$38.91	3,930,203

(1)
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of June 30, 2008, we were authorized to repurchase approximately 24.2 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary to maintain our REIT status.

ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on April 28, 2008. At the meeting, the stockholders elected the following eight directors by the votes indicated below:

	Votes For	Votes Withheld

Terry Considine	79,250,003	1,078,150
James N. Bailey	78,961,473	1,366,680
Richard S. Ellwood	78,863,106	1,465,047
Thomas L. Keltner	78,986,899	1,341,254
J. Landis Martin	78,872,152	1,456,001
Robert A. Miller	78,992,935	1,335,218
Thomas L. Rhodes	78,870,023	1,458,130
Michael A. Stein	78,992,494	1,335,659
There were no abstentions or broker non-votes.
At the meeting, the stockholders approved the proposal to ratify the selection of Ernst & Young LLP, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008, by the votes indicated below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
78,779,033	870,755	678,365	—
ITEM 6. Exhibits
The following exhibits are filed with this report:

EXHIBIT NO.

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
By:	/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

By:	/s/ PAUL BELDIN
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: August 1, 2008

Exhibit Index

EXHIBIT NO.	EXHIBIT TITLE

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 , is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments