Form 10-Q
period 2008-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2008-10-31
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of Class A Common Stock outstanding as of October 27, 2008: 88,650,980

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Real estate:
Buildings and improvements	$8,752,890	$8,302,059
Land	2,440,154	2,397,070

Total real estate	11,193,044	10,699,129
Less accumulated depreciation	(2,822,045)	(2,527,393)

Net real estate	8,370,999	8,171,736
Cash and cash equivalents	219,047	210,461
Restricted cash	306,999	314,890
Accounts receivable, net	91,703	71,463
Accounts receivable from affiliates, net	32,842	34,958
Deferred financing costs, net	61,782	68,548
Notes receivable from unconsolidated real estate partnerships, net	30,326	35,186
Notes receivable from non-affiliates, net	150,460	143,054
Investment in unconsolidated real estate partnerships	114,493	117,217
Other assets	202,029	207,857
Deferred income tax assets, net	12,706	14,426
Assets held for sale	303,829	1,216,736

Total assets	$9,897,215	$10,606,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Property tax-exempt bond financing	$792,280	$779,737
Property loans payable	5,511,840	5,271,044
Term loans	475,000	475,000
Credit facility	5,100	—
Other borrowings	81,511	75,057

Total indebtedness	6,865,731	6,600,838

Accounts payable	36,477	56,792
Accrued liabilities and other	395,110	449,485
Deferred income	190,617	200,714
Security deposits	45,840	42,912
Liabilities related to assets held for sale	267,890	951,046

Total liabilities	7,801,665	8,301,787

Minority interest in consolidated real estate partnerships	401,351	441,778
Minority interest in Aimco Operating Partnership	109,533	113,263

Commitments and contingencies (Note 5)

Stockholders’ equity:
Perpetual Preferred Stock	696,500	723,500
Class A Common Stock, $0.01 par value, 426,157,736 shares authorized, 90,230,957 and 102,571,335 shares issued and outstanding, at September 30, 2008 and December 31, 2007, respectively	902	961
Additional paid-in capital	2,850,649	3,049,417
Notes due on common stock purchases	(4,016)	(5,441)
Distributions in excess of earnings	(1,959,369)	(2,018,733)

Total stockholders’ equity	1,584,666	1,749,704

Total liabilities and stockholders’ equity	$9,897,215	$10,606,532

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Rental and other property revenues	$361,996	$345,197	$1,070,604	$1,023,390
Property management revenues, primarily from affiliates	1,227	1,824	4,746	5,192
Asset management and tax credit revenues	32,755	12,747	83,782	39,554

Total revenues	395,978	359,768	1,159,132	1,068,136

OPERATING EXPENSES:
Property operating expenses	172,705	162,829	506,546	473,446
Property management expenses	1,560	1,333	4,018	5,268
Investment management expenses	5,842	5,812	15,859	15,799
Depreciation and amortization	120,771	110,946	343,636	318,691
General and administrative expenses	27,332	20,663	75,820	66,763
Other (income) expenses, net	(3,944)	(4,953)	7,316	(5,776)

Total operating expenses	324,266	296,630	953,195	874,191

Operating income	71,712	63,138	205,937	193,945

Interest income	5,349	10,765	14,248	30,551
(Provision for) recoveries of losses on notes receivable, net	(2,093)	153	(3,786)	(2,124)
Interest expense	(94,611)	(92,699)	(285,723)	(271,461)
Deficit distributions to minority partners, net	(17,798)	(11,640)	(22,981)	(13,998)
Equity in (losses) earnings of unconsolidated real estate partnerships	(1,559)	348	(3,431)	(1,710)
Provision for real estate impairment losses	(2,319)	—	(2,319)	—
Gain on dispositions of unconsolidated real estate and other	100,359	5,841	100,345	26,919

Income (loss) before minority interests and discontinued operations	59,040	(24,094)	2,290	(37,878)

Minority interests:
Minority interest in consolidated real estate partnerships	11,355	381	15,563	(1,923)
Minority interest in Aimco Operating Partnership, preferred	(1,962)	(1,782)	(5,669)	(5,346)
Minority interest in Aimco Operating Partnership, common	(4,438)	4,080	2,376	8,996

Total minority interests	4,955	2,679	12,270	1,727

Income (loss) from continuing operations	63,995	(21,415)	14,560	(36,151)
Income from discontinued operations, net	111,804	19,074	392,732	78,343

Net income (loss)	175,799	(2,341)	407,292	42,192
Net income attributable to preferred stockholders	12,224	19,020	40,102	51,715

Net income (loss) attributable to common stockholders	$163,575	$(21,361)	$367,190	$(9,523)

Earnings (loss) per common share — basic:
Income (loss) from continuing operations (net of preferred dividends)	$0.58	$(0.38)	$(0.27)	$(0.82)
Income from discontinued operations	1.24	0.18	4.20	0.73

Net income (loss) attributable to common stockholders	$1.82	$(0.20)	$3.93	$(0.09)

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations (net of preferred dividends)	$0.57	$(0.38)	$(0.27)	$(0.82)
Income from discontinued operations	1.24	0.18	4.20	0.73

Net income (loss) attributable to common stockholders	$1.81	$(0.20)	$3.93	$(0.09)

Weighted average common shares outstanding	89,650	106,208	93,463	106,888

Weighted average common shares and equivalents outstanding	90,266	106,208	93,463	106,888

Dividends declared per common share	$2.81	$0.54	$3.37	$1.07

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$407,292	$42,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,636	318,691
Gain on dispositions of unconsolidated real estate	(98,875)	(169)
Discontinued operations	(365,049)	(9,252)
Other adjustments	36,439	(37,705)
Net changes in operating assets and operating liabilities	11,784	3,677

Net cash provided by operating activities	335,227	317,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(75,907)	(198,998)
Capital expenditures	(476,030)	(456,377)
Proceeds from dispositions of real estate	1,419,909	356,943
Change in funds held in escrow from tax-free exchanges	(3,791)	25,957
Purchases of partnership interests and other assets	(22,940)	(41,819)
Originations of notes receivable from unconsolidated real estate partnerships	(5,887)	(9,774)
Proceeds from repayment of notes receivable	7,037	14,418
Distributions from investments in unconsolidated real estate partnerships	85,520	1,814
Other investing activities	8,749	18,694

Net cash provided by (used in) investing activities	936,660	(289,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	522,564	1,315,111
Principal repayments on property loans	(853,435)	(823,639)
Proceeds from tax exempt bond financing	21,988	82,350
Principal repayments on tax-exempt bond financing	(89,287)	(68,443)
Net borrowings on revolving credit facility	5,100	10,000
Repurchase of preferred stock	(24,840)	—
Repurchases of Class A Common Stock	(452,297)	(185,708)
Proceeds from Class A Common Stock option exercises	706	53,717
Payment of Class A Common Stock dividends	(158,830)	(173,603)
Payment of preferred stock dividends	(41,609)	(49,109)
Payment of distributions to minority interest	(201,492)	(72,468)
Other financing activities	8,131	(8,830)

Net cash (used in) provided by financing activities	(1,263,301)	79,378

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,586	107,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	210,461	229,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,047	$337,494

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. As of September 30, 2008, we owned or managed a real estate portfolio of 1,067 apartment properties containing 178,083 apartment units located in 46 states, the District of Columbia and Puerto Rico. We are one of the largest owners and operators of apartment properties in the United States.
As of September 30, 2008, we:
•	owned an equity interest in and consolidated 130,913 units in 573 properties (which we refer to as “consolidated”), of which 129,422 units were also managed by us;

•	owned an equity interest in and did not consolidate 10,172 units in 90 properties (which we refer to as “unconsolidated”), of which 5,009 units were also managed by us; and

•
provided services for or managed 36,998 units in 404 properties, primarily pursuant to long-term agreements (including 33,839 units in 370 properties for which we provide asset management services only, and not also property management services). In certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of September 30, 2008, we held an interest of approximately 90% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units based on the weighted average number of common OP Units outstanding during the period. The Aimco Operating Partnership records the issuance of common OP Units and the assets acquired in purchase transactions based on the market price of Aimco Class A Common Stock (which we refer to as Common Stock) at the date of closing of the transaction. The holders of the common OP Units and Class I High Performance Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At September 30, 2008, after elimination of certain shares of Common Stock held by consolidated subsidiaries, 90,230,957 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 9,489,334 common OP Units and equivalents outstanding for a combined total of 99,720,291 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
In December 2007 and July 2008, the Aimco Operating Partnership declared special distributions payable on January 30, 2008 and August 29, 2008, respectively, to holders of record of common OP Units and High Performance Units on December 31, 2007 and July 28, 2008, respectively. The special distributions were paid on common OP Units and High Performance Units in the amounts listed below. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividends (discussed below) in addition to approximately $0.60 per unit in cash. Holders of common OP Units other than us and holders of High Performance Units received the distributions entirely in cash, in the amounts noted below.

	January 2008	August 2008
	Special	Special
Aimco Operating Partnership Special Distributions	Distribution	Distribution
Distribution per unit	$2.51	$3.00
Total distribution	$257.2 million	$285.5 million
Common OP Units and High Performance Units outstanding on record date	102,478,510	95,151,333
Common OP Units held by Aimco	92,795,891	85,619,144
Total distribution on Aimco common OP Units	$232.9 million	$256.9 million
Cash distribution to Aimco	$55.0 million	$51.4 million
Portion of distribution paid to Aimco through issuance of common OP Units	$177.9 million	$205.5 million
Common OP Units issued to Aimco pursuant to distribution	4,594,074	5,731,310
Cash distributed to holders of common OP Units and High Performance Units other than Aimco	$24.3 million	$28.6 million
Also in December 2007 and July 2008, our Board of Directors declared corresponding special dividends payable on January 30, 2008 and August 29, 2008, respectively, to holders of record of our Common Stock on December 31, 2007 and July 28, 2008, respectively. A portion of the special dividends in the amounts of $0.60 per share represented payment of the regular dividend for the quarters ended December 31, 2007 and June 30, 2008, and the remaining amount per share represented additional dividends associated with taxable gains from property dispositions. The special dividends were paid in the amounts listed in the table below. Portions of the special dividends were paid through the issuance of shares of Common Stock, determined based on the average closing price of our Common Stock as previously disclosed.

	January 2008	August 2008
	Special	Special
Aimco Special Dividends	Dividend	Dividend
Dividend per share	$2.51	$3.00
Outstanding shares of Common Stock on the record date	92,795,891	85,619,144

Total dividend	$232.9 million	$256.9 million
Portion of dividend paid in cash	$55.0 million	$51.4 million
Portion of dividend paid through issuance of shares	$177.9 million	$205.5 million
Shares issued pursuant to dividend	4,594,074	5,731,310
Effective increase in outstanding shares on record date	4.95%	6.70%
Average share price on determination date	$38.71	35.84

Amounts after elimination of the effects of shares of Common Stock held by consolidated subsidiaries:
Outstanding shares of Common Stock on the record date	92,379,751	85,182,665
Total dividend	$231.9 million	$255.5 million
Portion of dividend paid in cash	$54.8 million	$51.1 million
Portion of dividend paid through issuance of shares	$177.1 million	$204.4 million
Shares issued pursuant to dividend	4,573,735	5,703,265
The effect of the issuance of additional shares of Common Stock pursuant to the special dividends has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity prior to the ex-dividend date of the special dividends, including share issuances, repurchases and forfeitures, have been adjusted to reflect the effective increases in the number of shares, except in limited instances where noted otherwise.
Note 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain 2007 financial statement amounts have been reclassified to conform to the 2008 presentation.
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
We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows of the property, excluding interest charges. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. During the three and nine months ended September 30, 2008, based on the shortened anticipated holding period for certain properties classified as held for use, we recognized impairment losses of $2.3 million. We recognized no such impairment losses during the three and nine months ended September 30, 2007.
If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for minority interest in the Aimco Operating Partnership, decreased net income by $2.8 million and $10.3 million, and resulted in a decrease in basic and diluted earnings per share of $0.03 and $0.10, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, these depreciation adjustments decreased net income by $8.7 million and $31.2 million, and resulted in a decrease in basic and diluted earnings per share of $0.09 and $0.29, respectively.
During the nine months ended September 30, 2007, we evaluated the recoverability of our $6.3 million equity investment in a group purchasing organization and a related $3.4 million note receivable. We initiated our evaluation as a result of information concerning its relationships with significant vendors. Based on our evaluation, we recorded impairments of $2.5 million in equity in earnings (losses) of unconsolidated real estate partnerships and $1.4 million in (provision for) recoveries of losses on notes receivable to adjust the carrying amounts of our equity investment and note receivable, respectively, to their estimated fair values. We did not recognize any such impairments during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $4.8 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of estimated sales proceeds totaling $2.1 million, is included in other (income) expenses, net. During the nine months ended September 30, 2008, we additionally recorded a $1.0 million write-off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization. During the nine months ended September 30, 2007, we abandoned certain internal-use software development projects and recorded a $1.8 million write-off of the capitalized costs of such projects in depreciation and amortization.
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
Amounts reported at fair value in our condensed consolidated balance sheet at September 30, 2008, all of which are based on significant unobservable inputs classified within Level 3 of the fair value hierarchy, are summarized below (in thousands):

Assets (Liabilities)
Total rate of return swaps	$(22,836)
Cumulative reduction of carrying amount of debt instruments subject to total rate of return swaps	$22,836
Changes in Level 3 Fair Value Measurements
The table below presents the balance sheet amounts at December 31, 2007, and September 30, 2008 (and the changes in fair value between such dates) for fair value measurements classified within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

		Unrealized		Realized
	Fair value at	Gains (Losses)		gains (losses)	Fair value at
	December 31,	included in		included in	September 30,
	2007	earnings (1)		earnings (2)	2008

Total rate of return swaps	$(9,420)	$(13,416	)(3)	$—	$(22,836)
Changes in fair value of debt instruments subject to total rate of return swaps	9,420	13,416	(3)	—	22,836

Total	$—	$—		$—	$—

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)
For total rate of return swaps, realized gains (losses) occur upon the settlement, resulting from the repayment of the underlying borrowings or the early termination of the swap, and include any net amounts paid or received upon such settlement. During the three months ended September 30, 2008, we terminated total rate of return swaps with notional amounts totaling $47.4 million in connection with the sale of two properties and repayment of the related hedged debt. The debt was repaid at the swap counterparty’s purchased value and accordingly we incurred no termination payment upon termination of the related swaps.

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
Note 3 — Real Estate Acquisitions and Dispositions
Real Estate Acquisitions
During the nine months ended September 30, 2008, we acquired two conventional properties with a total of 328 units, located in San Jose, California and Brighton, Massachusetts. The aggregate purchase price of $75.0 million, excluding transaction costs, was funded using $35.0 million in proceeds from mortgage loans, $27.9 million in tax-free exchange proceeds (provided by 2008 real estate dispositions) and the remainder in cash. During the nine months ended September 30, 2007, we acquired 15 conventional properties with 1,305 units for an aggregate purchase price of $206.8 million, including transaction costs. Of the 15 properties acquired, nine are located in New York City; two in Daytona Beach, Florida; one in Park Forest, Illinois; one in Poughkeepsie, New York; one in Redwood City, California and one property in North San Diego, California. The purchase included the assumption of $16.0 million of mortgage debt, and the remainder of the purchase price was funded using $46.1 million in proceeds from mortgage loans, cash of $57.5 million and tax free exchange proceeds of $87.2 million.
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within twelve months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent twelve months; thus the number of properties that may be sold during the subsequent twelve months could exceed the number classified as held for sale. At September 30, 2008, we had 25 properties, with an aggregate of 6,039 units, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Real estate, net	$299,653	$1,200,748
Other assets	4,176	15,988

Assets held for sale	$303,829	$1,216,736

Property debt	$240,837	$942,560
Other liabilities	27,053	8,486

Liabilities related to assets held for sale	$267,890	$951,046

During the nine months ended September 30, 2008, we sold 88 properties with an aggregate of 23,551 units. During the year ended December 31, 2007, we sold 73 properties with an aggregate of 11,588 units. For the three and nine months ended September 30, 2008 and 2007, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of September 30, 2008.
The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Rental and other property revenues	$31,044	$76,902	$167,450	$246,806
Property operating expenses	(13,882)	(41,210)	(81,695)	(124,201)
Depreciation and amortization	(7,238)	(18,773)	(39,397)	(59,936)
Other expenses, net	(4,967)	(1,771)	(6,502)	(4,099)

Operating income	4,957	15,148	39,856	58,570
Interest income	420	517	974	1,662
Interest expense	(6,194)	(15,038)	(31,453)	(49,467)
Gain on extinguishment of debt	—	—	—	22,852
Minority interest in consolidated real estate partnerships	298	2,126	855	(1,427)

Income (loss) before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax and minority interest in Aimco Operating Partnership	(519)	2,753	10,232	32,190
Gain on dispositions of real estate, net of minority partners’ interest	128,301	17,406	443,795	57,296
Real estate impairment losses, net	(1,798)	—	(8,334)	(783)
Recovery of deficit distributions (deficit distributions) to minority partners	909	(282)	8,325	(726)
Income tax arising from dispositions	(4,027)	1,151	(21,091)	(1,610)
Minority interest in Aimco Operating Partnership	(11,062)	(1,954)	(40,195)	(8,024)

Income from discontinued operations, net	$111,804	$19,074	$392,732	$78,343

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $20.8 million and $45.9 million for the three and nine months ended September 30, 2008, respectively, and $5.1 million and $10.4 million for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2008, we recorded impairment losses totaling $1.8 million and $8.3 million on assets held for sale to reduce the carrying amounts for those properties to their estimated fair value, less estimated costs to sell. During the nine months ended September 30, 2007, we recorded impairment losses totaling $0.8 million. We classify interest expense related to property level debt within discontinued operations when the related real estate asset is sold or classified as held for sale.

Dispositions of Unconsolidated Real Estate
During the three months ended September 30, 2008, unconsolidated real estate partnerships disposed of two properties with 671 units. Our interest in the net gain on dispositions totaled $98.4 million and is included in gain on dispositions of unconsolidated real estate and other in the accompanying statements of income for the three and nine months ended September 30, 2008.
Note 4 — Other Significant Transactions
Common Stock Repurchases
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the nine months ended September 30, 2008 and 2007, we repurchased 12,654,526 and 3,830,740 shares of Common Stock for cash totaling $423.5 million and $175.4 million, respectively. We also paid cash totaling $28.7 million and $10.3 million in January 2008 and 2007, respectively, to settle repurchases of Common Stock in December 2007 and 2006. As of September 30, 2008, we were authorized to repurchase approximately 21.3 million additional shares.
Partial Repurchase of Series A Community Reinvestment Act Perpetual Preferred Stock
During September 2008, we repurchased 54 shares, or $27.0 million in liquidation preference, of our Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, for cash totaling $24.8 million. In accordance with Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, or EITF Topic D-42, the $2.2 million excess of the carrying value over the redemption price, offset by $0.7 million of issuance costs previously recorded as a reduction of additional paid-in capital, is reflected as a reduction of net income attributable to preferred stockholders for purposes of calculating earnings per share for the three and nine months ended September 30, 2008.
Redemption of Convertible Preferred Stock
On September 30, 2007, we redeemed all 1,904,762 outstanding shares of our privately held 8.1% Class W Cumulative Convertible Preferred Stock (the “Class W”). The redemption price per share was approximately $54.61, (which includes a redemption price per share of $53.55 (which is 102% of the $52.50 per share liquidation preference) plus approximately $1.06, (which is the per share amount of accumulated, accrued and unpaid dividends on the Class W through the redemption date), or an aggregate redemption price of approximately $104.0 million. In accordance with EITF Topic D-42, the $2.0 million excess of the redemption price over the carrying value (the 2% redemption premium) and $0.6 million of issuance costs previously recorded as a reduction of additional paid-in capital are reflected as an increase of net income attributable to preferred stockholders for purposes of calculating earnings per share for the three and nine months ended September 30, 2007.
Casualty Loss Related to Tropical Storm Fay and Hurricane Ike
During the three months ended September 30, 2008, Tropical Storm Fay and Hurricane Ike caused severe damage to certain of our properties located primarily in Florida and Texas, respectively. We estimated total losses of approximately $29.6 million, including property damage replacement cost and clean-up cost. After consideration of estimated third party insurance proceeds and the minority interest partners’ share of losses for consolidated real estate partnerships, the net effect of these casualties on net income, after the effect of minority interest in Aimco Operating Partnership, was a loss of approximately $5.0 million.
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

During 2007, VMS sold eight properties to third parties and we acquired its seven remaining properties. Approximately $22.8 million of the $42.2 million debt extinguishment gain relates to the mortgage loans that were secured by the eight properties sold to third parties and is reported in discontinued operations for the nine months ended September 30, 2007. The remaining $19.4 million portion of the debt extinguishment gain relates to the mortgage loans that were secured by the seven VMS properties we purchased and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. The eight properties sold to third parties were sold during the nine months ended September 30, 2007, at an aggregate gain of $22.8 million. Although 78% of the equity interests in VMS were held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings was limited to the minority interest in the Aimco Operating Partnership. For the nine months ended September 30, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $17.6 million ($0.16 per diluted share) and increase net income by $59.0 million ($0.55 per diluted share).
Flamingo South Beach Property
The Flamingo South Beach property consists of three towers. In connection with sale of the South Tower in 2006, the buyer paid to us a $5.0 million non-refundable fee for the option to purchase the 614-unit North Tower between September 1, 2006 and February 28, 2007 and the 513-unit Central Tower between December 1, 2007 and May 31, 2008. Pursuant to the purchase and sale agreement, the buyer paid to us an additional $1.0 million non-refundable fee to extend the option period for the buyer’s purchase of the North Tower from February 28, 2007 to October 31, 2007. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, we deferred the recognition of the non-refundable fees. In September 2007, the buyer terminated its rights under the option agreement and we recognized income of $6.0 million, or $5.5 million, net of tax, during the three months ended September 30, 2007, which is presented in gain on dispositions of unconsolidated real estate and other in the accompanying statements of income.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $104.6 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $5.5 million in second mortgage loans on certain properties in West Harlem, in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At September 30, 2008, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2008, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

Note 6 — Earnings per Share
We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$63,995	$(21,415)	$14,560	$(36,151)
Less net income attributable to preferred stockholders	(12,224)	(19,020)	(40,102)	(51,715)

Numerator for basic and diluted earnings per share — Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$51,771	$(40,435)	$(25,542)	$(87,866)

Income from discontinued operations	$111,804	$19,074	$392,732	$78,343

Net income (loss)	$175,799	$(2,341)	$407,292	$42,192
Less net income attributable to preferred stockholders	(12,224)	(19,020)	(40,102)	(51,715)

Numerator for basic and diluted earnings per share — Net income (loss) attributable to common stockholders	$163,575	$(21,361)	$367,190	$(9,523)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	89,650	106,208	93,463	106,888
Effect of dilutive securities:
Dilutive potential common shares	616	—	—	—

Denominator for diluted earnings per share	90,266	106,208	93,463	106,888

Earnings (loss) per common share:
Basic earnings (loss) per common share:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$0.58	$(0.38)	$(0.27)	$(0.82)
Income from discontinued operations	1.24	0.18	4.20	0.73

Net income (loss) attributable to common stockholders	$1.82	$(0.20)	$3.93	$(0.09)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations (net of income attributable to preferred stockholders)	$0.57	$(0.38)	$(0.27)	$(0.82)
Income from discontinued operations	1.24	0.18	4.20	0.73

Net income (loss) attributable to common stockholders	$1.81	$(0.20)	$3.93	$(0.09)

Weighted average shares of Common Stock outstanding, dilutive potential common shares and earnings (loss) per common share for each of the periods presented have been retroactively adjusted for the effect of the special dividends discussed in Note 1.
Prior to its redemption on September 30, 2007, our Class W Preferred Stock that was convertible into Common Stock was anti-dilutive on an “if converted” basis. Therefore, we deducted all of the dividends payable on the convertible preferred stock to arrive at the numerator and no additional shares were included in the denominator when calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2007. As of September 30, 2008 and 2007, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 9.7 million and 10.1 million, respectively. These securities, including stock options, restricted stock awards and officer loan shares, have been excluded from the earnings per share computations for the three and nine months ended September 30, 2007, and for the nine months ended September 30, 2008, because their effect would have been anti-dilutive. For the three months ended September 30, 2008, dilutive potential common shares of 616 related to these securities have been included in earnings per share computations.
We consider the Aimco Operating Partnership’s High Performance Units for which the applicable measurement period has not ended to be potential share equivalents. As of September 30, 2008, the related performance benchmarks for the Class IX High Performance Units would not have been achieved if the related measurement period had ended on that date. As of September 30, 2007, the related performance benchmarks for the Class VIII and Class IX High Performance Units would not have been achieved if the related measurement period had ended on that date.

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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements of SFAS 133 to require qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures on credit-risk-related contingent features in derivative contracts. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. At initial adoption, SFAS 161 also encourages, but does not require, comparative disclosures for earlier periods. We do not anticipate SFAS 161 will have a material effect on our financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or the FSP. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. The FSP may affect the computation of basic earnings per share for unvested restricted stock awards and shares purchased pursuant to officer stock loans, which serve as collateral for such loans, both of which entitle the holders to dividends. The FSP is effective for fiscal years beginning after December 15, 2008, and quarters within those years. We do not anticipate the FSP will have a material effect on our financial statements.

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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended September 30, 2008:
Rental and other property revenues	$361,996	$—	$—	$361,996
Property management revenues, primarily from affiliates	1,227	—	—	1,227
Asset management and tax credit revenues	—	32,755	—	32,755

Total revenues	363,223	32,755	—	395,978

Property operating expenses	172,705	—	—	172,705
Property management expenses	1,560	—	—	1,560
Investment management expenses	—	5,842	—	5,842
Depreciation and amortization (1)	—	—	120,771	120,771
General and administrative expenses	—	—	27,332	27,332
Other income, net	—	—	(3,944)	(3,944)

Total operating expenses	174,265	5,842	144,159	324,266

Net operating income (loss)	188,958	26,913	(144,159)	71,712
Other items included in continuing operations (2)	—	4,418	(12,135)	(7,717)

Income (loss) from continuing operations	$188,958	$31,331	$(156,294)	$63,995

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Three Months Ended September 30, 2007:
Rental and other property revenues	$345,197	$—	$—	$345,197
Property management revenues, primarily from affiliates	1,824	—	—	1,824
Asset management and tax credit revenues	—	12,747	—	12,747

Total revenues	347,021	12,747	—	359,768

Property operating expenses	162,829	—	—	162,829
Property management expenses	1,333	—	—	1,333
Investment management expenses	—	5,812	—	5,812
Depreciation and amortization (1)	—	—	110,946	110,946
General and administrative expenses	—	—	20,663	20,663
Other income, net	—	—	(4,953)	(4,953)

Total operating expenses	164,162	5,812	126,656	296,630

Net operating income (loss)	182,859	6,935	(126,656)	63,138
Other items included in continuing operations (2)	—	9,812	(94,365)	(84,553)

Income (loss) from continuing operations	$182,859	$16,747	$(221,021)	$(21,415)

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Nine Months Ended September 30, 2008:
Rental and other property revenues	$1,070,604	$—	$—	$1,070,604
Property management revenues, primarily from affiliates	4,746	—	—	4,746
Asset management and tax credit revenues	—	83,782	—	83,782

Total revenues	1,075,350	83,782	—	1,159,132

Property operating expenses	506,546	—	—	506,546
Property management expenses	4,018	—	—	4,018
Investment management expenses	—	15,859	—	15,859
Depreciation and amortization (1)	—	—	343,636	343,636
General and administrative expenses	—	—	75,820	75,820
Other expenses, net	—	—	7,316	7,316

Total operating expenses	510,564	15,859	426,772	953,195

Net operating income (loss)	564,786	67,923	(426,772)	205,937
Other items included in continuing operations (2)	—	6,231	(197,608)	(191,377)

Income (loss) from continuing operations	$564,786	$74,154	$(624,380)	$14,560

		Investment	Corporate
	Real Estate	Management	(Not Allocated
	Segment	Segment	to Segments)	Total
Nine Months Ended September 30, 2007:
Rental and other property revenues	$1,023,390	$—	$—	$1,023,390
Property management revenues, primarily from affiliates	5,192	—	—	5,192
Asset management and tax credit revenues	—	39,554	—	39,554

Total revenues	1,028,582	39,554	—	1,068,136

Property operating expenses	473,446	—	—	473,446
Property management expenses	5,268	—	—	5,268
Investment management expenses	—	15,799	—	15,799
Depreciation and amortization (1)	—	—	318,691	318,691
General and administrative expenses	—	—	66,763	66,763
Other income, net	—	—	(5,776)	(5,776)

Total operating expenses	478,714	15,799	379,678	874,191

Net operating income (loss)	549,868	23,755	(379,678)	193,945
Other items included in continuing operations (2)	—	14,611	(244,707)	(230,096)

Income (loss) from continuing operations	$549,868	$38,366	$(624,385)	$(36,151)

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

Note 9 — Subsequent Events
Between October 1, 2008 and October 30, 2008, we repurchased 2,018,471 shares of Common Stock for cash totaling $50.0 million, or an average price of $24.77 per share (including commissions).
On October 16, 2008, the Aimco Operating Partnership declared a special distribution of $1.80 per unit payable on December 1, 2008, to holders of record of common OP Units and High Performance Units on October 27, 2008. The special distribution, totaling approximately $176.7 million will be paid on 98,136,520 common OP Units and High Performance Units, including 88,650,980 common OP Units held by us. The Aimco Operating Partnership plans to distribute to us common OP Units equal to the number of shares we issue pursuant to our corresponding $159.6 million special dividend (discussed below), in addition to approximately $53.2 million in cash. Holders of common OP Units other than us and holders of High Performance Units will receive the distribution entirely in cash, which totals $17.1 million.
Also on October 16, 2008, our Board of Directors declared a corresponding special dividend of $1.80 per share payable on December 1, 2008, to holders of record of our Common Stock on October 27, 2008. A portion of the special dividend in the amount of $0.60 per share represents payment of the regular dividend for the quarter ended September 30, 2008, and a portion in the amount of $1.20 per share represents an additional dividend associated with taxable gains from property dispositions in 2008. Stockholders may elect to receive payment of the special dividend in cash or shares, except that the aggregate amount of cash payable to all stockholders in the special dividend is limited to approximately $53.2 million plus cash paid in lieu of fractional shares. The special dividend, totaling approximately $159.6 million, will be paid on 88,650,980 shares issued and outstanding on the record date, which included 464,524 shares held by certain of our consolidated subsidiaries. We expect to pay approximately $106.4 million of the special dividend through the issuance of shares of Common Stock, which will be determined based on the average closing price of our Common Stock on November 20 and 21, 2008. Share and per share amounts disclosed in the accompanying condensed consolidated financial statements and notes thereto have not been retroactively adjusted for the effect of shares to be issued pursuant to this special dividend as the number of shares is not presently determinable. Such retroactive adjustments will be reflected in consolidated financial statements prepared subsequent to the payment date.

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
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the acquisition, ownership, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2008, we owned or managed 1,067 apartment properties containing 178,083 apartment units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV; Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; Economic Income, which represents changes in NAV plus cash dividends, financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; interest rates; and availability of financing.
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
For the remainder of 2008, we recognize that the environment has become more challenging. Accordingly, we are focused on: serving and retaining residents; controlling costs and increasing efficiency through improved business processes and automation; controlling capital spending; minimizing our cost of capital, building cash and reducing leverage; and upgrading the quality of our portfolio through portfolio management.

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
Results of Operations
Overview
Three months ended September 30, 2008 compared to three months ended September 30, 2007
We reported net income of $175.8 million and net income attributable to common stockholders of $163.6 million for the three months ended September 30, 2008, compared to net loss of $2.3 million and net loss attributable to common stockholders of $21.4 million for the three months ended September 30, 2007, which were increases of $178.1 million and $184.9 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to higher net gains on sales of real estate;

•	an increase in gain on dispositions of unconsolidated real estate and other, primarily related to higher net gains on disposition of real estate by our unconsolidated real estate partnerships; and

•	an increase in asset management and tax credit revenues, including increases in promote income resulting from asset disposition activities.
The effects of these items on our operating results were partially offset by an increase in depreciation and amortization expense, primarily related to completed redevelopments.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
We reported net income of $407.3 million and net income attributable to common stockholders of $367.2 million for the nine months ended September 30, 2008, compared to net income of $42.2 million and net loss attributable to common stockholders of $9.5 million for the nine months ended September 30, 2007, which were increases of $365.1 million and $376.7 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to higher net gains on sales of real estate;

•	an increase in gain on dispositions of unconsolidated real estate and other, primarily related to higher net gains on disposition of real estate by our unconsolidated real estate partnerships; and

•	an increase in asset management and tax credit revenues, which is primarily attributed to increases in promote income resulting from asset disposition activities.
The effects of these items on our operating results were partially offset by:
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings;

•	a decrease in interest income, primarily related to an adjustment of accretion of discounted notes receivable, and lower cash balances and interest rates;

•	an increase in depreciation and amortization expense, primarily related to completed redevelopments; and

•	the recognition in 2007 of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.

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
The following table summarizes our real estate segment’s net operating income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Real estate segment revenues:
Rental and other property revenues	$361,996	$345,197	$1,070,604	$1,023,390
Property management revenues, primarily from affiliates	1,227	1,824	4,746	5,192

	363,223	347,021	1,075,350	1,028,582

Real estate segment expenses:
Property operating expenses	172,705	162,829	506,546	473,446
Property management expenses	1,560	1,333	4,018	5,268

	174,265	164,162	510,564	478,714

Real estate segment net operating income	$188,958	$182,859	$564,786	$549,868

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

	Three Months Ended September 30,
	2008	2007	Change
Consolidated same store revenues	$228,582	$223,137	2.4%
Consolidated same store expenses	90,861	93,730	-3.1%

Same store net operating income	137,721	129,407	6.4%
Reconciling items (1)	51,237	53,452	-4.1%

Real estate segment net operating income	$188,958	$182,859	3.3%

Same store operating statistics:
Properties	254	254
Apartment units	78,142	78,142
Average physical occupancy	95.1%	94.7%	0.4%
Average rent/unit/month	$939	$926	1.4%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, consolidated same store net operating income increased by $8.3 million, or 6.4%. Revenues increased by $5.4 million, or 2.4%, primarily due to higher average rent (up $13 per unit). Property operating expenses decreased by $2.9 million, or 3.1%, primarily due to decreases in personnel, repairs and maintenance, marketing, and administrative expenses.
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, consolidated real estate segment net operating income related to consolidated properties other than same store properties decreased by $2.2 million, or 4.1%. Increases in casualty losses, including $3.9 million related to Tropical Storm Fay and Hurricane Ike during the three months ended September 30, 2008, contributed to the decrease, and were partially offset by increases in net operating income attributable to affordable and redevelopment properties.

	Nine Months Ended September 30,
	2008	2007	Change
Consolidated same store revenues	$672,179	$656,005	2.5%
Consolidated same store expenses	268,001	268,725	-0.3%

Same store net operating income	404,178	387,280	4.4%
Reconciling items (1)	160,608	162,588	-1.2%

Real estate segment net operating income	$564,786	$549,868	2.7%

Same store operating statistics:
Properties	250	250
Apartment units	77,153	77,153
Average physical occupancy	94.9%	94.7%	0.2%
Average rent/unit/month	$935	$916	2.1%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, consolidated same store net operating income increased by $16.9 million, or 4.4%. Revenues increased by $16.2 million, or 2.5%, primarily due to higher average rent (up $19 per unit). Property operating expenses decreased by $0.7 million, or 0.3%, primarily due to decreases in personnel and repairs and maintenance expenses, offset by increases in utility and property tax expenses.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, consolidated real estate segment net operating income related to consolidated properties other than same store properties decreased by $2.0 million, or 1.2%. Increases in casualty losses of $9.4 million, including $3.9 million related to Tropical Storm Fay and Hurricane Ike during the three months ended September 30, 2008, contributed to the decrease, and were partially offset by increases in net operating income attributable to affordable, acquisition and redevelopment properties.
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
The following table summarizes the net operating income from our investment management segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Asset management and tax credit revenues	$32,755	$12,747	$83,782	$39,554
Investment management expenses	5,842	5,812	15,859	15,799

Investment segment net operating income (1)	$26,913	$6,935	$67,923	$23,755

(1)
Excludes certain items of income and expense, which are included in other (income) expenses, net, interest expense, interest income and gain on dispositions of unconsolidated real estate and other in our consolidated statements of income.

For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, net operating income from investment management increased by $20.0 million. This increase is primarily attributable to increases in promote income of $11.1 million, which is related to increases in joint venture asset dispositions, other general partner transactional fees of $6.2 million, and income from tax credit arrangements of $2.1 million.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, net operating income from investment management increased by $44.2 million. This increase is attributable to increases in promote income of $38.6 million, which is related to increases in joint venture asset dispositions, other general partner transactional fees of $5.1 million, and income from tax credit arrangements of $1.6 million, offset by a decrease of $1.1 million in asset management fees.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, depreciation and amortization increased $9.8 million, or 8.9%. This increase reflects depreciation of $17.3 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. This increase was partially offset by a decrease of $8.4 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or zero in the case of a planned demolition (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1).
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, depreciation and amortization increased $24.9 million, or 7.8%. This increase reflects depreciation of $51.5 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. This increase was offset by a decrease of $24.2 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value or zero in the case of a planned demolition (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1) as well as a $2.4 million decrease in depreciation related to corporate assets, primarily related to internal use software becoming fully depreciated in 2007.
General and Administrative Expenses
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, general and administrative expenses increased $6.7 million. This increase is primarily attributable to higher personnel and related expenses.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, general and administrative expenses increased $9.1 million. This increase is primarily attributable to higher personnel and related expenses and increases in information technology communications costs.

Other (Income) Expenses, Net
Other (income) expenses, net includes income tax provision/benefit, franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, other (income) expenses, net changed unfavorably by $1.0 million. The net unfavorable change includes a $1.1 million decrease in income tax benefit during 2008 due to improved results of our taxable subsidiaries and a $0.8 million increase in expenses of our self insurance activities (including $2.2 million of costs in 2008 related to Tropical Storm Fay and Hurricane Ike). The net unfavorable change also reflects $1.3 million of income recognized in the three months ended September 30, 2007, related to the transfer of certain property rights to an unrelated party. These unfavorable changes were partially offset by a favorable change of $2.4 million related to the settlement of certain litigation matters.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, other (income) expenses, net changed unfavorably by $13.1 million. The net unfavorable change includes a $4.8 million write-off of certain communications hardware and capitalized costs during 2008 (see Use of Estimates in Note 2 to the condensed consolidated financial statements in Item 1) and a $1.2 million write-off of redevelopment costs associated with a change in the planned use of a property during 2008. The net unfavorable change also reflects $3.6 million of income recognized in 2007 related to the transfer of certain property rights to an unrelated party and a $7.9 million decrease in income tax benefit during 2008 due to improved results of our taxable subsidiaries. These unfavorable changes were partially offset by a $2.0 million reduction in expenses of our self insurance activities (net of $2.2 million of costs in 2008 related to Tropical Storm Fay and Hurricane Ike) and a net decrease of $2.0 million in costs related to certain litigation matters.
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
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, interest income decreased $5.4 million. The decrease is primarily attributable to a decrease of $4.6 million due to lower interest rates on notes receivable and cash and restricted cash balances and lower average balances, and a $0.7 decrease in accretion on discounted notes receivable.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, interest income decreased $16.3 million. The decrease is primarily attributable to a decrease of $9.9 million due to lower interest rates on notes receivable and cash and restricted cash balances and lower average balances. The decrease also includes the effect of a $4.4 million net adjustment to accretion on certain discounted notes during the nine months ended September 30, 2008, resulting from a change in the estimated timing and amount of collection, and $1.5 million of accretion income recognized during the nine months ended September 30, 2007, related to the prepayment of principal on certain discounted loans collateralized by properties in West Harlem in New York City, which were funded in November 2006.
Interest Expense
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, interest expense, which includes the amortization of deferred financing costs, increased $1.9 million, or 2.1%. Interest on property loans payable increased $3.1 million due to higher balances resulting primarily from refinancing activities offset by lower average interest rates. Interest expense also increased by $2.7 million due to decreases in capitalized interest related to redevelopment activities. These increases were partially offset by a $3.9 million decrease in corporate interest expense primarily due to lower average interest rates.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, interest expense, which includes the amortization of deferred financing costs, increased $14.3 million, or 5.3%. Interest on property loans payable increased $17.4 million due to higher balances resulting primarily from refinancing activities, offset by lower average interest rates. Interest expense also increased by $2.5 million due to decreases in capitalized interest related to redevelopment activities. These increases were partially offset by a $5.7 million decrease in corporate interest expense primarily due to lower average interest rates.

Deficit Distributions to Minority Partners
When real estate partnerships that are consolidated in our financial statements disburse cash to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, deficit distributions to minority partners increased $6.2 million. This increase reflects higher levels of distributions to minority interests during the three months ended September 30, 2008, including distributions in connection with debt refinancing transactions.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, deficit distributions to minority partners increased $9.0 million. This increase reflects higher levels of distributions to minority interests during the nine months ended September 30, 2008, including distributions in connection with debt refinancing transactions.
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
During the three and nine months ended September 30, 2008, based on the shortened anticipated holding period for certain properties, we recognized impairment losses of $2.3 million. We recognized no such impairment losses during the three and nine months ended September 30, 2007, related to properties included in continuing operations.
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
For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, gain on dispositions of unconsolidated real estate and other increased $94.5 million. This increase is attributable to a $98.4 million gain on the disposition of two properties by unconsolidated real estate partnerships and a $1.7 million gain on the sale of an undeveloped land parcel during the three months ended September 30, 2008. During 2007, we recognized a $6.0 million non-refundable option and extension fee resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, gain on dispositions of unconsolidated real estate and other increased $73.4 million. This increase is attributable to a $98.4 million gain on the disposition of two properties by unconsolidated real estate partnerships and a $1.7 million gain on the sale of an undeveloped land parcel during the nine months ended September 30, 2008. During 2007, we recognized a $6.0 million non-refundable option and extension fee resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, and a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership (see Note 4 to the condensed consolidated financial statements in Item 1).
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

For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, minority interest in consolidated real estate partnerships changed favorably by $11.0 million. The change includes a $1.9 million favorable change relating to the minority interest share of losses for real estate partnerships consolidated during the fourth quarter of 2007, and the remainder relates to increases in the minority partners’ share of losses of our other consolidated real estate partnerships.
For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, minority interest in consolidated real estate partnerships changed favorably by $17.5 million. The change includes a $10.5 million favorable change relating to the minority interest share of losses for real estate partnerships consolidated during the fourth quarter of 2007, and the remainder relates to increases in the minority partners’ share of losses of our other consolidated real estate partnerships.
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
For the three months ended September 30, 2008 and 2007, income from discontinued operations, net totaled $111.8 million and $19.1 million, respectively. The increase of $92.7 million was principally due to a $105.7 million increase in gain on dispositions of real estate, net of minority partners’ interest and income taxes and an $8.8 million decrease in interest expense, partially offset by a $10.2 million decrease in operating income and a $9.1 million increase in minority interest in Aimco Operating Partnership.
For the nine months ended September 30, 2008 and 2007, income from discontinued operations, net totaled $392.7 million and $78.3 million, respectively. The increase of $314.4 million was principally due to a $367.0 million increase in gain on dispositions of real estate, net of minority partners’ interest and income taxes, an $18.0 million decrease in interest expense and a $9.1 million increase in recovery of deficit distributions to minority partners, partially offset by a $18.7 million decrease in operating income, a $7.6 million increase in real estate impairment losses, a $32.2 million increase in minority interest in Aimco Operating Partnership and a decrease of $22.8 million attributable to a 2007 gain on debt extinguishment related to eight properties in the VMS partnership.
During the three months ended September 30, 2008, we sold 43 consolidated properties, resulting in a net gain on sale of approximately $124.3 million (which includes $4.0 million of related income taxes). During the three months ended September 30, 2007, we sold 15 properties, resulting in a net gain on sale of approximately $18.6 million (including $1.2 million of related income tax benefit). Additionally, in 2008, we recognized $1.8 million of impairment losses on assets sold or held for sale and $0.9 million of recoveries of deficit distributions to minority partners.
During the nine months ended September 30, 2008, we sold 88 consolidated properties, resulting in a net gain on sale of approximately $422.7 million (which includes $21.1 million of related income taxes). During the nine months ended September 30, 2007, we sold 55 properties resulting in a net gain on sale of approximately $55.7 million (which includes $1.6 million of related income taxes). Additionally, in 2008, we recognized $8.3 million of impairment losses on assets sold or held for sale and $8.3 million of recoveries of deficit distributions to minority partners.
For the three and nine months ended September 30, 2008 and 2007, income from discontinued operations included the operating results of the properties sold or classified as held for sale as of September 30, 2008.
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
At September 30, 2008, we evaluated our Lincoln Place property in Venice, California and determined that the carrying amount of $201.0 million was recoverable based on an assessment of undiscounted cash flows. Plans to develop Lincoln Place have been the subject of controversy and litigation, which reduces its market value. In the current market environment and in consideration of ongoing litigation related to Lincoln Place, the current fair value of the property is likely less than the carrying amount. However, as the impairment analysis for assets classified as held for use requires the use of undiscounted cash flows over the assumed holding period for the asset, an impairment may not be recognized even if the fair value is less than the carrying amount.
Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:
•	the general economic climate;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

•	availability and cost of financing;

•	changes in market capitalization rates; and

•	the relative illiquidity of such investments.
Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we recorded a $2.3 million impairment loss during the three and nine months ended September 30, 2008, related to certain properties we anticipate selling within 12 months but that do not otherwise meet the criteria to be classified as held for sale. We did not record any impairment losses related to properties classified as held and used during the three and nine months ended September 30, 2007.

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
We recorded net provisions for losses on notes receivable of $2.1 million and $3.8 million for the three and nine months ended September 30, 2008, respectively. We recorded a net recovery of impairment losses on notes receivable of $0.2 million for the three months ended September 30, 2007, and a net provision for losses on notes receivable of $2.1 million for the nine months ended September 30, 2007. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended September 30, 2008 and 2007, for continuing and discontinued operations, we capitalized $5.9 million and $8.8 million of interest costs, respectively, and $18.8 million and $21.0 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2008 and 2007, for continuing and discontinued operations, we capitalized $19.9 million and $22.7 million of interest costs, respectively, and $57.5 million and $58.0 million of site payroll and indirect costs, respectively.

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
For the three and nine months ended September 30, 2008 and 2007, our FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) attributable to common stockholders (1)	$163,575	$(21,361)	$367,190	$(9,523)
Adjustments:
Depreciation and amortization	120,771	110,946	343,636	318,691
Depreciation and amortization related to non-real estate assets	(4,189)	(3,491)	(13,041)	(14,782)
Depreciation of rental property related to minority partners’ interest and unconsolidated entities (2) (3)	(15,005)	(6,230)	(27,334)	(17,353)
Gain on dispositions of unconsolidated real estate and other	(100,359)	(5,841)	(100,345)	(26,919)
Gain on dispositions of non-depreciable assets and debt extinguishment gain	1,669	6,000	1,669	25,373
Deficit distributions to minority partners, net (4)	17,798	11,640	22,981	13,998
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (2)	(128,301)	(17,406)	(443,795)	(57,296)
Depreciation of rental property, net of minority partners’ interest (2) (3)	6,229	17,089	34,592	32,595
Deficit distributions (recovery of deficit distributions) to minority partners (4)	(909)	282	(8,325)	726
Income tax arising from disposals	4,027	(1,151)	21,091	1,610
Minority interest in Aimco Operating Partnership’s share of above adjustments	8,848	(10,358)	15,705	(25,615)
Preferred stock dividends	13,706	16,385	41,584	49,080
Preferred stock redemption related (gains) costs (5)	(1,482)	2,635	(1,482)	2,635

Funds From Operations	$86,378	$99,139	$254,126	$293,220
Preferred stock dividends	(13,706)	(16,385)	(41,584)	(49,080)
Preferred stock redemption related gains (costs) (5)	1,482	(2,635)	1,482	(2,635)
Dividends/distributions on dilutive preferred securities	1,758	58	4,850	116

Funds From Operations attributable to common stockholders — diluted	$75,912	$80,177	$218,874	$241,621

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding (6) (7):
Common shares and equivalents	90,266	107,533	93,948	109,973
Dilutive preferred securities	2,506	96	2,341	60

Total	92,772	107,629	96,289	110,033

Notes:

(1)	Represents the numerator for earnings per common share, calculated in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Minority partners’ interest” means minority interest in our consolidated real estate partnerships.

(3)
Adjustments related to minority partners’ share of depreciation of rental property for the nine months ended September 30, 2007, include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 4 to the condensed consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the nine months ended September 30, 2007, was an increase of $9.3 million ($8.4 million after minority interest in Aimco Operating Partnership).

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

(5)
Preferred stock redemption related costs and gains include a redemption discount, net of issuance costs, of $1.5 million for the three and nine months ended September 30, 2008, and a redemption premium and issuance costs of $2.6 million for the three and nine months ended September 30, 2007.

(6)	Represents the denominator for earnings per common share — diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.

(7)
Weighted average common shares, common share equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of shares of Common Stock issued pursuant to the special dividends discussed in Note 1 to the condensed consolidated financial statements in Item 1.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing mortgage loans and borrowings under new mortgage loans.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to partners, repurchases of shares of our Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
The current state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads and access to financing. As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred stock and assets. Based on our net variable rate liabilities, preferred stock and assets outstanding at September 30, 2008, a 1.0 % increase in 30-day LIBOR would reduce our income attributable to common stockholders by approximately $6.2 million on an annual basis. From June 30, 2008 to September 30, 2008, both the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA (previously the Bond Market Association index), and 30-day LIBOR rates, the predominant interest rates to which our variable rate debt obligations are indexed, increased, with the SIFMA rate increasing from 1.55% to 7.96% and the 30-day LIBOR rate increasing from 2.46% to 3.93%. In addition to increases in base interest rates, the tightening of credit markets has also affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by higher base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
At September 30, 2008, we had swap positions with two financial institutions for a total swap exposure of $464.7 million. The swap positions with one counterparty are comprised of $452.4 million of fixed rate debt effectively converted to variable rates using total rate of return swaps, including $380.4 million of tax-exempt bonds indexed to SIFMA and $72.0 million of taxable second mortgage notes indexed to LIBOR. We have one swap position with another counterparty that is comprised of $12.3 million of fixed rate tax-exempt bonds indexed to SIFMA. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our operating cash flows.

As of September 30, 2008, the amount available under the revolving credit facility was $589.0 million (after giving effect to $55.9 million outstanding for undrawn letters of credit issued under the revolving credit facility). For the three months ending December 31, 2008, and the year ending December 31, 2009, we have non-recourse property debt maturities of $93.1 million and $401.9 million, respectively, at an average estimated loan-to-value of approximately 36% and 50%, respectively. Of our total outstanding term debt of $475.0 million at September 30, 2008, $75.0 matures in September 2009. Additionally, we have limited obligations to fund redevelopment commitments during the three months ending December 31, 2008 and the year ending December 31, 2009, and no development commitments.
At September 30, 2008, we had $219.0 million in cash and cash equivalents, an increase of $8.6 million from December 31, 2007. At September 30, 2008, we had $307.0 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2008, our net cash provided by operating activities of $335.2 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $17.8 million compared with the nine months ended September 30, 2007. The increase in operating cash flow is largely the result of changes in operating assets and liabilities during 2008 relative to 2007.
Investing Activities
For the nine months ended September 30, 2008, net cash provided by investing activities of $936.7 million consisted primarily of proceeds from disposition of real estate and distributions received from investments in unconsolidated real estate partnerships, partially offset by capital expenditures and purchases of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2008, we sold 88 consolidated properties. These properties were sold for an aggregate sales price of $1,590.6 million and generated proceeds totaling $1,515.0 million, after the payment of transaction costs and debt prepayment penalties. The $1,515.0 million in proceeds is inclusive of promote income which is generated by the disposition of consolidated joint ventures, debt assumed by buyers and sales proceeds placed into escrows for 1031 tax-free exchanges and other purposes. These items are excluded from proceeds from disposition of real estate in the condensed consolidated statement of cash flows. Sales proceeds were used to repay property level debt, repay borrowings under our revolving credit facility, repurchase shares of our Common Stock and for other corporate purposes.
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
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the nine months ended September 30, 2008, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 128,508 average units during the period, including 111,623 conventional and 16,885 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our condensed consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s	Per
	Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$25,323	$197
Turnover related	36,356	283
Capitalized site payroll and indirect costs	10,820	84

Our share of Capital Replacements	$72,499	$564

Capital Replacements:
Conventional	$68,060	$610
Affordable	4,439	$263

Our share of Capital Replacements	72,499	$564

Capital Improvements:
Conventional	76,875	$689
Affordable	8,210	$486

Our share of Capital Improvements	85,085	$662

Casualties (1):
Conventional	7,818
Affordable	1,453

Our share of casualties	9,271

Redevelopment:
Conventional projects	182,185
Tax credit projects	73,832

Our share of redevelopment	256,017

Entitlement	18,226

Our share of capital expenditures	441,098
Plus minority partners’ share of consolidated spending	35,498
Less our share of unconsolidated spending	(566)

Total capital expenditures per condensed consolidated statement of cash flows	$476,030

(1)	Casualties for the nine months ended September 30, 2008, reflects only the portion of the anticipated spending related to Tropical Storm Fay and Hurricane Ike incurred as of September 30, 2008.
Included in the above spending for CI, casualties, redevelopment and entitlement, was approximately $48.6 million of our share of capitalized site payroll and indirect costs related to these activities for the nine months ended September 30, 2008.

We funded all of the above capital expenditures with cash provided by operating activities, working capital and property sales, as discussed below.
Financing Activities
For the nine months ended September 30, 2008, net cash used in financing activities of $1,263.3 million was primarily attributable to debt principal payments, repurchases of Common Stock and preferred stock, payments of dividends on Common Stock and preferred stock and distributions to minority interests. These cash outflows were partially offset by proceeds from property loans and tax-exempt bond financing.
Mortgage Debt
At September 30, 2008, we had $6.5 billion in consolidated mortgage debt outstanding, including mortgage debt classified within liabilities related to assets held for sale, as compared to $7.0 billion outstanding at December 31, 2007. During the nine months ended September 30, 2008, we refinanced or closed mortgage loans on 53 consolidated properties, generating $509.1 million of proceeds from borrowings with a weighted average interest rate of 5.45%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $279.4 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities, generally not to increase loan-to-value, but as a means to monetize asset appreciation. During the nine months ended September 30, 2008, we acquired two properties for which a portion of the purchase price was funded using $35.0 million in mortgage loan proceeds.
Fair Value Measurements
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. The counterparty to these swap arrangements purchases the debt in the open market and contemporaneously enters into the total rate of return swap with us on the purchased debt. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the SIFMA rate for bonds payable and a LIBOR rate for second mortgage notes payable, plus a credit risk spread. These swaps generally have a second or third lien on the properties collateralized by the related borrowings, and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The swaps generally have a remaining term from three to four years, which may be extended. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us to the counterparty if the fair value is less than the purchased value, or to us from the counterparty if the fair value is greater than the purchased value. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice.
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

Our method used to calculate the fair value of the total rate of return swaps generally results in changes in fair value that are equal to the changes in fair value of the related borrowings, which is consistent with our hedging strategy. We believe that these financial instruments are highly effective in offsetting the changes in fair value of the related borrowings during the hedging period and, accordingly, changes in the fair value of these instruments have no material impact on our liquidity, results of operations or capital resources.
During the three and nine months ended September 30, 2008, changes in the fair values of these financial instruments resulted in decreases of $6.9 million and $13.4 million in the carrying amount of the hedged borrowings and equal increases in accrued liabilities and other for total rate of return swaps. At September 30, 2008, the cumulative recognized changes in the fair value of these financial instruments resulted in a $22.8 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The current and cumulative decreases in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the three and nine months ended September 30, 2008, we received net cash receipts of $4.3 million and $12.1 million, respectively, under the total return swaps, which positively impacted our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively impact our liquidity.
See Note 2 to the condensed consolidated financial statements in Item 1 for more information on our total rate of return swaps and related borrowings.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. In September 2008, we entered into a fifth amendment to the Credit Facility that modifies certain provisions related to letters of credit.
The aggregate amount of commitments and loans under the Credit Agreement is $1.125 billion, comprised of $475.0 million in term loans and $650.0 million of revolving loan commitments. The $75.0 million term loan bears interest at LIBOR plus 1.375%, or, at our option, a base rate (currently at Prime) plus 0.25%, and matures September 2009. The $400.0 million term loan bears interest at LIBOR plus 1.5%, or, at our option, a base rate (currently at Prime) plus 0.25%, and matures March 2011. Our revolving loan facility matures May 2009, and may be extended for an additional year, subject to a 20.0 basis point fee on the total commitments. Borrowings under the revolver bear interest based on a pricing grid determined by leverage (currently at LIBOR plus 1.375%). We are permitted to increase the aggregate commitments under the credit agreement (which may be revolving or term loan commitments) by an amount not to exceed $175.0 million, subject to receipt of commitments from lenders and other customary conditions.
At September 30, 2008, the term loans had an outstanding principal balance of $475.0 million and a weighted average interest rate of 4.01%. At September 30, 2008, the revolving loans had an outstanding principal balance of $5.1 million and an interest rate of 5.0%. The amount available under the revolving credit facility at September 30, 2008, was $589.0 million (after giving effect to $55.9 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Equity Transactions
In December 2007 and July 2008, the Aimco Operating Partnership declared special cash distributions payable on January 30, 2008 and August 29, 2008, respectively, to holders of record of common OP Units and High Performance Units on December 31, 2007 and July 28, 2008, respectively. The special distributions were paid on common OP Units and High Performance Units in the amounts listed below. The Aimco Operating Partnership distributed to us common OP Units equal to the number of shares we issued pursuant to our corresponding special dividends (discussed below) in addition to approximately $0.60 per unit in cash. Holders of common OP Units other than us and holders of High Performance Units received the distributions entirely in cash, in the amounts noted below.

	January 2008	August 2008
	Special	Special
Aimco Operating Partnership Special Distributions	Distribution	Distribution
Distribution per unit	$2.51	$3.00
Total distribution	$257.2 million	$285.5 million
Common OP Units and High Performance Units outstanding on record date	102,478,510	95,151,333
Common OP Units held by Aimco	92,795,891	85,619,144
Total distribution on Aimco common OP Units	$232.9 million	$256.9 million
Cash distribution to Aimco	$55.0 million	$51.4 million
Portion of distribution paid to Aimco through issuance of common OP Units	$177.9 million	$205.5 million
Common OP Units issued to Aimco pursuant to distribution	4,594,074	5,731,310
Cash distributed to holders of common OP Units and High Performance Units other than Aimco	$24.3 million	$28.6 million
Also in December 2007 and July 2008, our Board of Directors declared corresponding special dividends payable on January 30, 2008 and August 29, 2008, respectively, to holders of record of our Common Stock on December 31, 2007 and July 28, 2008, respectively. A portion of the special dividends in the amounts of $0.60 per share represented payment of the regular dividend for the quarters ended December 31, 2007 and June 30, 2008, and the remaining amount per share represented additional dividends associated with taxable gains from property dispositions. The special dividends were paid in the amounts listed in the table below. Portions of the special dividends were paid through the issuance of shares of Common Stock, determined based on the average closing price of our Common Stock as previously disclosed.

	January 2008	August 2008
	Special	Special
Aimco Special Dividends	Dividend	Dividend
Dividend per share	$2.51	$3.00
Outstanding shares of Common Stock on the record date	92,795,891	85,619,144

Total dividend	$232.9 million	$256.9 million
Portion of dividend paid in cash	$55.0 million	$51.4 million
Portion of dividend paid through issuance of shares	$177.9 million	$205.5 million
Shares issued pursuant to dividend	4,594,074	5,731,310
Effective increase in outstanding shares on record date	4.95%	6.70%
Average share price on determination date	$38.71	35.84

Amounts after elimination of the effects of shares of Common Stock held by consolidated subsidiaries:
Outstanding shares of Common Stock on the record date	92,379,751	85,182,665
Total dividend	$231.9 million	$255.5 million
Portion of dividend paid in cash	$54.8 million	$51.1 million
Portion of dividend paid through issuance of shares	$177.1 million	$204.4 million
Shares issued pursuant to dividend	4,573,735	5,703,265
The effect of the issuance of additional shares of Common Stock pursuant to the special dividends has been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity prior to the ex-dividend date of the special dividends, including share issuances, repurchases and forfeitures, have been adjusted to reflect the effective increases in the number of shares, except in limited instances where noted otherwise.
In April 2008, we and the Aimco Operating Partnership filed a new shelf registration statement to replace the existing shelf (which was due to expire later in 2008) that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. During the nine months ended September 30, 2008, we repurchased 12,654,526 shares of Common Stock for cash totaling $423.5 million. As of September 30, 2008, we were authorized to repurchase approximately 21.3 million additional shares of our Common Stock under an authorization that has no expiration date. Future repurchases may be made from time to time in the open market or in privately negotiated transactions.

Future Capital Needs
We expect to fund any future acquisitions, additional redevelopment projects and capital improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to changes in base interest rates, mortgage spreads and availability of credit. We are not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
We had $1,489.5 million of floating rate debt and $73.0 million of floating rate preferred stock outstanding at September 30, 2008. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($609.0 million), floating rate secured notes ($391.9 million), and term loans ($475.0 million). At September 30, 2008, we had approximately $706.8 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. We also had approximately $149.0 million of variable rate debt associated with our redevelopment activities, for which we capitalize a portion of the interest expense. The effect of our interest bearing assets and of capitalizing interest on variable rate debt associated with our redevelopment activities would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1989 has averaged 69% of the 30-day LIBOR rate. During 2008, the SIFMA rate has averaged 83% of the 30-day LIBOR rate. If the historical relationship continues, on an annual basis, an increase in 30-day LIBOR of 1.0% (0.69% in tax-exempt interest rates) would result in our income before minority interests being reduced by $4.6 million and our income attributable to common stockholders being reduced by $6.2 million.
We believe that the fair values of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of September 30, 2008, approximate their carrying values. The fair value for our fixed-rate debt agreements was estimated based on the market rate for debt with the same or similar terms. The combined carrying amount of our fixed-rate secured tax-exempt bonds and fixed-rate secured notes payable at September 30, 2008, was $5.3 billion compared to the estimated fair value of $5.2 billion. If market rates for our fixed-rate debt were higher by 1.0%, the estimated fair value of our fixed-rate debt would have decreased from $5.2 billion to $4.9 billion. If market rates for our fixed-rate debt were lower by 1%, the estimated fair value of our fixed-rate debt would have increased from $5.2 billion to $5.5 billion.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. From time to time during the three months ended September 30, 2008, we issued shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. During the three months ended September 30, 2008, approximately 2,400 shares of Common Stock were issued in exchange for OP Units in these transactions. All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. The following table summarizes repurchases of our equity securities for the three months ended September 30, 2008:

					Total Number	Maximum
					Of Shares	Number
			Total		Purchased	of Shares that
			Number	Average	As Part of	May Yet Be
	Total		of Shares	Price Paid	Publicly	Purchased
	Number	Average	Purchased	per Share	Announced	Under
	of Shares	Price Paid	(adjusted)	(adjusted)	Plans or	Plans or
Period	Purchased	per Share	(1)	(1)	Programs	Programs (2)(3)
July 1 – July 31, 2008	2,902,900	$34.45	3,053,931	$32.74	2,902,900	21,342,770
August 1 – August 31, 2008	—	N/A	—	N/A	—	21,342,770
September 1 – September 30, 2008	—	N/A	—	N/A	—	21,342,770

Total	2,902,900	$34.45	3,053,931	$32.74	2,902,900

(1)
Adjusted for the effect of shares of Common Stock issued in connection with the special dividend paid in August 2008. Refer to Note 1 to the consolidated financial statements in Item 1 for further discussion of the special dividend.

(2)
Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of September 30, 2008, we were authorized to repurchase approximately 21.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

(3)	The number of shares authorized for repurchase was not affected by the special dividends discussed in Note 1 to the consolidated financial statements in Item 1.
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

10.1
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A. and the other lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 9, 2008, is incorporated herein by this reference)

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
Date: October 31, 2008

Exhibit Index

EXHIBIT NO.	EXHIBIT TITLE

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is incorporated herein by reference)

3.2	Bylaws (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, is incorporated herein by this reference)

10.1
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A. and the other lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 9, 2008, is incorporated herein by this reference)

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