Form 10-Q
period 2010-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2010-05-03
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of Class A Common Stock outstanding as of April 28, 2010: 116,836,257

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Real estate:
Buildings and improvements	$7,491,474	$7,395,026
Land	2,186,724	2,168,251

Total real estate	9,678,198	9,563,277
Less accumulated depreciation	(2,764,828)	(2,661,764)

Net real estate ($928,404 and $856,377 related to VIEs)	6,913,370	6,901,513
Cash and cash equivalents ($38,433 and $23,366 related to VIEs)	77,875	81,260
Restricted cash ($60,046 and $56,183 related to VIEs)	221,062	219,685
Accounts receivable, net ($18,143 and $20,766 related to VIEs)	44,853	59,822
Accounts receivable from affiliates, net	18,767	23,744
Deferred financing costs, net	52,158	52,244
Notes receivable from unconsolidated real estate partnerships, net	12,137	14,295
Notes receivable from non-affiliates, net	129,271	125,269
Investment in unconsolidated real estate partnerships ($127,739 and $99,460 related to VIEs)	133,103	105,324
Other assets	201,391	185,890
Deferred income tax assets, net	45,909	42,015
Assets held for sale	35,184	95,407

Total assets	$7,885,080	$7,906,468

LIABILITIES AND EQUITY
Property tax-exempt bond financing ($214,017 and $211,691 related to VIEs)	$577,221	$574,926
Property loans payable ($463,884 and $391,861 related to VIEs)	5,018,676	4,926,737
Term loans	45,000	90,000
Credit facility	14,800	—
Other borrowings ($23,733 and $15,665 related to VIEs)	63,260	53,057

Total indebtedness	5,718,957	5,644,720

Accounts payable	20,662	29,819
Accrued liabilities and other ($93,894 and $62,503 related to VIEs)	293,255	286,326
Deferred income	173,656	182,378
Security deposits	36,123	35,335
Liabilities related to assets held for sale	26,708	76,531

Total liabilities	6,269,361	6,255,109

Preferred noncontrolling interests in Aimco Operating Partnership	86,483	86,656
Preferred stock subject to repurchase agreement (Note 5)	30,000	30,000

Commitments and contingencies (Note 5)	—	—
Equity:
Perpetual Preferred Stock	660,500	660,500
Class A Common Stock, $0.01 par value, 426,157,736 shares authorized, 116,831,905 and 116,479,791 shares issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	1,168	1,165
Additional paid-in capital	3,075,547	3,072,665
Accumulated other comprehensive loss	(1,251)	(1,138)
Notes due on common stock purchases	(903)	(1,392)
Distributions in excess of earnings	(2,567,772)	(2,492,082)

Total Aimco equity	1,167,289	1,239,718

Noncontrolling interests in consolidated real estate partnerships	357,618	316,177
Common noncontrolling interests in Aimco Operating Partnership	(25,671)	(21,192)

Total equity	1,499,236	1,534,703

Total liabilities and equity	$7,885,080	$7,906,468

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Rental and other property revenues	$288,719	$283,912
Asset management and tax credit revenues	4,257	9,539

Total revenues	292,976	293,451

OPERATING EXPENSES:
Property operating expenses	140,415	135,630
Investment management expenses	3,229	3,789
Depreciation and amortization	109,019	104,860
Provision for operating real estate impairment losses	—	510
General and administrative expenses	11,735	16,260
Other expenses, net	3,144	1,583

Total operating expenses	267,542	262,632

Operating income	25,434	30,819

Interest income	3,224	3,311
Provision for losses on notes receivable, net	(426)	(150)
Interest expense	(80,314)	(80,717)
Equity in income (losses) of unconsolidated real estate partnerships	7,951	(2,040)
Gain on dispositions of unconsolidated real estate and other, net	2,642	10,864

Loss before income taxes and discontinued operations	(41,489)	(37,913)
Income tax benefit	3,771	2,475

Loss from continuing operations	(37,718)	(35,438)
Income from discontinued operations, net	20,958	2,867

Net loss	(16,760)	(32,571)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(12,134)	6,273
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,693)	(1,069)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	3,069	2,835

Total noncontrolling interests	(10,758)	8,039

Net loss attributable to Aimco	(27,518)	(24,532)
Net income attributable to Aimco preferred stockholders	(12,922)	(13,166)

Net loss attributable to Aimco common stockholders	$(40,440)	$(37,698)

Earnings (loss) per common share — basic and diluted (Note 6):
Loss from continuing operations attributable to Aimco common stockholders	$(0.44)	$(0.33)
Income (loss) from discontinued operations attributable to Aimco common stockholders	0.09	(0.01)

Net loss attributable to Aimco common stockholders	$(0.35)	$(0.34)

Weighted average common shares outstanding, basic and diluted	116,035	110,262

Dividends declared per common share	$0.00	$0.00

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,760)	$(32,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,019	104,860
Gain on dispositions of unconsolidated real estate and other	(2,642)	(10,864)
Discontinued operations	(19,384)	10,914
Other adjustments	(6,504)	10,126
Net changes in operating assets and operating liabilities	(36,951)	(100,239)

Net cash provided by (used in) operating activities	26,778	(17,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,057)	(68,370)
Proceeds from dispositions of real estate	27,682	53,630
Purchases of partnership interests and other assets	(1,148)	(1,350)
Originations of notes receivable from unconsolidated real estate partnerships	(220)	(3,146)
Proceeds from repayment of notes receivable	117	1,468
Proceeds from sales of interests in unconsolidated real estate partnerships	2,065	8,676
Net increase in cash from consolidation and deconsolidation of entities (Note 2)	13,118	—
Other investing activities	6,269	193

Net cash provided by (used in) investing activities	8,826	(8,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	49,854	173,149
Principal repayments on property loans	(35,369)	(187,926)
Principal repayments on tax-exempt bond financing	(886)	(4,319)
Payments on term loans	(45,000)	(50,000)
Net borrowings on revolving credit facility	14,800	15,000
Payment of preferred stock dividends	(12,922)	(13,166)
Payment of Class A Common Stock dividends	(11,649)	(60,383)
Payment of distributions to noncontrolling interests	(12,038)	(58,151)
Other financing activities	14,221	6,026

Net cash used in financing activities	(38,989)	(179,770)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,385)	(206,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,260	299,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,875	$93,233

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
NOTE 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, focused on the ownership and management of market-rate apartment communities located in the 20 largest markets in the United States (as measured by total market capitalization, which is the total market value of institutional-grade apartment properties in a particular market) with average rents that are 100% — 125% of local market average rents. We upgrade the quality of our portfolio through the sale of communities with rents below average market rents and the reinvestment of capital within these 20 target markets through redevelopment and acquisitions. Our apartment properties are generally financed with property-level, non-recourse, long-dated, fixed-rate, amortizing debt.
As of March 31, 2010, we:
•	owned an equity interest in 239 conventional real estate properties with 73,234 units;
•	owned an equity interest in 259 affordable real estate properties with 30,186 units; and
•
provided services for or managed 28,655 units in 338 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 237 conventional properties with 71,930 units and 201 affordable properties with 24,367 units. These consolidated conventional and affordable properties generated 84% and 16%, respectively, of our consolidated property net operating income during the three months ended March 31, 2010, or 88% and 12% respectively, of the amounts of property net operating income attributed to AIMCO common stockholders.
Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of March 31, 2010, we held an interest of approximately 93% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common OP Units, partnership preferred units, or preferred OP Units, and high performance partnership units, or High Performance Units. The Aimco Operating Partnership’s income is allocated to holders of common OP Units and equivalents based on the weighted average number of common OP Units and equivalents outstanding during the period. The holders of the common OP Units and Class I High Performance Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Aimco Class A Common Stock (which we refer to as Common Stock). Holders of common OP Units may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. At March 31, 2010, after elimination of shares held by consolidated subsidiaries, 116,831,905 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 8,346,690 common OP Units and equivalents outstanding for a combined total of 125,178,595 shares of Common Stock and OP Units outstanding (excluding preferred OP Units).
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations, and certain 2009 share and per share information has been revised as compared to the amounts previously reported, as further discussed in Note 6.
During the three months ended March 31, 2010, we reduced the investment and noncontrolling interest balances for certain of our consolidated partnerships by $38.7 million related to excess amounts allocated to the investments upon our consolidation of such partnerships. Additionally, during the three months ended March 31, 2010, we reversed approximately $11.2 million of excess equity in losses recognized during 2008 and 2009 related to these partnerships, with a corresponding adjustment to net income attributed to noncontrolling interests in consolidated real estate partnerships. These adjustments had no significant effect on Aimco equity or net income or loss attributable to Aimco during the affected periods.
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
Effective January 1, 2010, we adopted the provisions of FASB Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, on a prospective basis. ASU 2009-17, which modified the guidance in FASB ASC Topic 810, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.
In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIEs economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

As a result of our adoption of ASU 2009-17 during the three months ended March 31, 2010, we concluded we are the primary beneficiary of, and therefore consolidated, approximately 49 previously unconsolidated partnerships. Those partnerships own, or control other entities that own, 31 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships range from less than 1% to 35%, and average approximately 7%. We applied the practicability exception for initial measurement of consolidated VIEs to partnerships that own 13 properties and accordingly recognized the consolidated assets, liabilities and noncontrolling interests at fair value effective January 1, 2010 (refer to the Fair Value Measurements section for further information regarding certain of the fair value amounts recognized upon consolidation). We deconsolidated partnerships that own ten apartment properties in which we hold an average interest of approximately 55%. The initial consolidation and deconsolidation of these partnerships resulted in increases (decreases), net of intercompany eliminations, in amounts included in our consolidated balance sheet as of January 1, 2010, as follows (in thousands):

	Consolidation	Deconsolidation
Real estate, net	$144,292	$(86,151)
Cash and cash equivalents and restricted cash	25,047	(7,425)
Accounts and notes receivable	(13,456)	6,002
Investment in unconsolidated real estate partnerships	47,974	11,302
Other assets	4,190	(1,084)

Total assets	$208,047	$(77,356)

Total indebtedness	$131,710	$(56,938)
Accrued and other liabilities	37,504	(15,005)

Total liabilities	169,214	(71,943)

Cumulative effect of a change in accounting principle:
Noncontrolling interests	76,120	(8,501)
Aimco	(37,287)	3,088

Total equity	38,833	(5,413)

Total liabilities and equity	$208,047	$(77,356)

In periods prior to 2009, when consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the noncontrolling interest, we generally recorded a charge to earnings equal to the amount of such excess distribution, even though there was no economic effect or cost. Also prior to 2009, we allocated the noncontrolling partners’ share of partnership losses to noncontrolling partners to the extent of the carrying amount of the noncontrolling interest. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, prior to 2009, when a partnership had a deficit in equity, GAAP may have required the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with ASU 2009-17 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we consolidated those partnerships in those periods prior to 2009. In accordance with our prospective transition method for the adoption of ASU 2009-17 related to our consolidation of previously unconsolidated partnerships, we recorded a $37.3 million charge to our equity, the majority of which was attributed to the cumulative amount of additional losses that we would have recognized had we applied ASU 2009-17 in periods prior to 2009. Substantially all of those losses were attributable to real estate depreciation expense.

Our consolidated statement of operations for the three months ended March 31, 2010, includes the following amounts for the entities and related real estate properties consolidated as of January 1, 2010, in accordance with ASU 2009-17 (in thousands):

Rental and other property revenues	$8,050
Operating expenses	(4,625)
Depreciation and amortization	(2,248)
Other expenses	(659)

Operating income	518
Interest income	109
Interest expense	(2,165)
Equity in losses of unconsolidated real estate partnerships	(1,218)
Gain on disposition of unconsolidated real estate and other	1,348

Net loss	(1,408)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	1,663
Net income attributable to noncontrolling interests in the Aimco Operating Partnership	(18)

Net income attributable to Aimco	$237

Our equity in the results of operations of the partnerships and related properties we deconsolidated in connection with our adoption of ASU 2009-17 is included in equity in earnings or losses of unconsolidated real estate partnerships in our consolidated statement of operations for the three months March 31, 2010. Based on our effective ownership in these entities, these amounts are not significant.
As of March 31, 2010, we were the primary beneficiary of, and therefore consolidated, approximately 144 VIEs, which owned 103 apartment properties with 14,896 units. Real estate with a carrying value of $928.4 million collateralized $677.9 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of March 31, 2010, we also held variable interests in 301 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 354 apartment properties with 22,678 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investment in unconsolidated VIEs, or approximately $102.6 million at March 31, 2010, is held through consolidated tax credit funds that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of these investment balances are attributed to the noncontrolling interests in the consolidated partnerships through which we hold an interest in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $25.1 million at March 31, 2010, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our recorded investment in such entities.
In addition to our investments in these unconsolidated VIEs discussed above, at March 31, 2010, we had in aggregate $97.5 million of receivables from these VIEs and we had a contractual obligation to advance funds to certain VIEs totaling $4.4 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.

Equity (including Noncontrolling Interests)
The following table presents a reconciliation of our December 31, 2009 and March 31, 2010 consolidated equity accounts:

	Temporary equity		Equity
					Common
	Preferred			Noncontrolling	noncontrolling
	noncontrolling	Preferred		interests in	interests in
	interests in	stock subject	Equity	consolidated real	Aimco
	Aimco Operating	to repurchase	attributable	estate	Operating	Total
	Partnership	agreement	to Aimco	partnerships	Partnership	equity
Balance, December 31, 2009	$86,656	$30,000	$1,239,718	$316,177	$(21,192)	$1,534,703
Contributions	—	—	—	3,805	—	3,805
Dividends/distributions	(1,692)	—	(12,922)	(9,517)	(829)	(23,268)
Repurchases of common units and shares	—	—	—	—	(650)	(650)
Repurchase of preferred units and shares	(174)	—	—	—	—	—
Stock based compensation cost	—	—	1,972	—	—	1,972
Effect of entities newly consolidated	—	—	—	6,324	—	6,324
Cumulative effect of a change in accounting principle	—	—	(34,199)	67,550	69	33,420
Adjustment of noncontrolling interests related to adjustment of investment balances	—	—	—	(38,718)	—	(38,718)
Change in accumulated other comprehensive loss	—	—	(113)	(43)	—	(156)
Other	—	—	351	(94)	—	257
Net income (loss)	1,693	—	(27,518)	12,134	(3,069)	(18,453)

Balance, March 31, 2010	$86,483	$30,000	$1,167,289	$357,618	$(25,671)	$1,499,236

Derivative Financial Instruments
We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity, as appropriate. The interest rate caps are not material to our financial position or results of operations.
At March 31, 2010 and December 31, 2009, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $1.8 million and $1.6 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At March 31, 2010, these interest rate swaps had a weighted average term of 10.9 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within equity to the extent of their effectiveness. For the three months ended March 31, 2010 and 2009, we recognized changes in fair value of $0.2 million and $0.1 million, respectively, of which $0.2 million and $0.4 million, respectively, resulted in an adjustment to consolidated equity. We recognized no ineffectiveness as an adjustment of interest expense during the three months ended March 31, 2010 and we recognized $0.5 million ineffectiveness during the three months ended March 31, 2009. Our consolidated comprehensive loss for the three months ended March 31, 2010, totaled $16.9 million and consolidated comprehensive loss for the three months ended March 31, 2009, totaled $32.2 million before the effects of noncontrolling interests. If the forward rates at March 31, 2010 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.5 million of the unrealized losses in accumulated other comprehensive income.

We have entered into total rate of return swaps on various fixed-rate secured tax-exempt bonds payable and fixed-rate notes payable to convert these borrowings from a fixed-rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.
We designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense.
As of March 31, 2010 and December 31, 2009, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $352.7 million. At March 31, 2010, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.0%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Information related to the fair value of these instruments at March 31, 2010 and December 31, 2009, is discussed further below.
Fair Value Measurements
We measure certain assets and liabilities in our consolidated financial statements at fair value, both on a recurring and nonrecurring basis. Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the valuation hierarchy defined in FASB ASC Topic 820. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.
The table below presents information regarding significant items measured in our consolidated financial statements at fair value on a recurring basis (in thousands):

	Level 2	Level 3
	Interest rate	Total rate of	Changes in fair
	swaps (1)	return swaps (2)	value of debt (3)	Total
Fair value at December 31, 2008	$(2,556)	$(29,495)	$29,495	$(2,556)
Unrealized gains (losses) included in earnings (4)(5)	(472)	783	(783)	(472)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in equity	341	—	—	341

Fair value at March 31, 2009	$(2,687)	$(28,712)	$28,712	$(2,687)

Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (4)(5)	(13)	290	(290)	(13)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in equity	(156)	—	—	(156)

Fair value at March 31, 2010	$(1,765)	$(24,017)	$24,017	$(1,765)

(1)
The fair value of interest rate swaps is estimated using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.

(2)
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

(3)
This represents changes in fair value of debt subject to our total rate of return swaps. We estimate the fair value of debt instruments using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, collateral quality and loan-to-value ratios on similarly encumbered assets within our portfolio. These borrowings are collateralized and non-recourse to us; therefore, we believe changes in our credit rating will not materially affect a market participant’s estimate of the borrowings’ fair value.

(4)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(5)	These amounts are included in interest expense in the accompanying condensed consolidated statements of operations.
The table below presents information regarding amounts measured at fair value in our consolidated financial statements on a nonrecurring basis during the three months ended March 31, 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Fair value	Total
	measurement	gain (loss)
Real estate (impairments losses) (1)	$29,335	$(7,225)
Real estate (newly consolidated) (2)(3)	117,083	236
Property debt (newly consolidated) (2)(4)	83,890	—

(1)	During the three months ended March 31, 2010, we recognized impairment losses on real estate assets classified as held for sale with carrying amounts of $36.0 million.

(2)
In connection with our adoption of ASU 2009-17 (see preceding discussion of Variable Interest Entities) and reconsideration events during the three months ended March 31, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation, resulted in an adjustment of consolidated equity (allocated between Aimco and noncontrolling interests) for those partnerships consolidated in connection with our adoption of ASU 2009-17. For the partnerships we consolidated at fair value due to reconsideration events during the three months ended March 31, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the three months ended March 31, 2010.

(3)
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

(4)	Refer to the recurring fair value measurements table for an explanation of the valuation techniques we use to estimate the fair value of debt.
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying amounts at March 31, 2010 and December 31, 2009, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $128.4 million and $126.1 million at March 31, 2010 and December 31, 2009, respectively, as compared to their carrying amounts of $141.4 million and $139.6 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.8 billion and $5.7 billion at March 31, 2010 and December 31, 2009, respectively, as compared to aggregate carrying amounts of $5.7 billion. The fair values of our derivative instruments at March 31, 2010 and December 31, 2009, are included in the table presented above.

Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $87.8 million of our notes receivable at March 31, 2010, are collateralized by 84 buildings with 1,596 residential units in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that serve as the primary source of repayment of the notes.
At March 31, 2010, we had total rate of return swap positions with two financial institutions totaling $353.0 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. Additionally, the swap agreements with a specific counterparty provide for collateral calls to maintain specified loan-to-value ratios. As of March 31, 2010, we were not required to provide cash collateral pursuant to the total rate of return swaps. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows.
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

NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At March 31, 2010 and December 31, 2009, we had five and 17 properties, with an aggregate of 953 and 2,576 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Real estate, net	$34,691	$93,621
Other assets	493	1,786

Assets held for sale	$35,184	$95,407

Property debt	$23,880	$74,767
Other liabilities	2,828	1,764

Liabilities related to assets held for sale	$26,708	$76,531

During the three months ended March 31, 2010 and 2009, we sold 12 properties and 10 properties with an aggregate of 1,623 units and 1,992 units, respectively. During the year ended December 31, 2009, we sold 89 consolidated properties with an aggregate of 22,503 units. For the three months ended March 31, 2010 and 2009, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold and for properties classified as held for sale as of March 31, 2010.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco and to noncontrolling interests for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Rental and other property revenues	$4,266	$57,664
Property operating expenses	(1,418)	(30,102)
Depreciation and amortization	(792)	(18,734)
Provision for operating real estate impairment (losses) recoveries	(7,225)	3,364
Other expenses, net	(809)	(1,894)

Operating (loss) income	(5,978)	10,298
Interest income	25	138
Interest expense	(490)	(12,025)

Loss before gain on dispositions of real estate and income tax	(6,443)	(1,589)
Gain on dispositions of real estate	26,339	4,546
Income tax benefit (expense)	1,062	(90)

Income from discontinued operations, net	$20,958	$2,867

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(9,903)	$(3,979)
Noncontrolling interests in Aimco Operating Partnership	(772)	80

Total noncontrolling interests	(10,675)	(3,899)

Aimco	$10,283	$(1,032)

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $0.6 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three months ended March 31, 2010, we allocated $1.3 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $1.2 million was reflected as a reduction of gain on dispositions of real estate and $0.1 million was reflected as an adjustment of impairment losses. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated. No comparable amounts of goodwill were allocated to properties sold or classified as held for sale during the three months ended March 31, 2009.

Gain on Dispositions of Unconsolidated Real Estate and Other
During the three months ended March 31, 2010 and 2009, we recognized approximately $2.6 million and $10.9 million, respectively, of gains on the disposition of interests in unconsolidated real estate partnerships and other. The gains on disposition of interests in unconsolidated real estate partnerships for the three months ended March 31, 2009, primarily relates to our receipt in 2009 of $8.6 million of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership for which there was no comparable activity in 2010.
NOTE 4 — Other Significant Transactions
Restructuring Costs
During 2009, in connection with the repositioning of our portfolio, we completed organizational restructuring activities that included reductions in workforce and related costs and the abandonment of additional leased corporate facilities and redevelopment projects. During the three months ended March 31, 2010, we reduced our restructuring accruals by $0.5 million and $4.7 million related to payments on unrecoverable lease obligations and severance and personnel related costs, respectively. As of March 31, 2010, the remaining accruals associated with our restructuring activity are $6.4 million for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases.
NOTE 5 —Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $3.5 million related to construction projects that are expected to be completed during 2010. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $4.4 million in loans on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment between $30.0 million and $97.5 million and the assumption of approximately $119.0 million in property debt. The ability to exercise the put and the amount of cash payment required upon exercise is dependent upon the achievement of specified thresholds by the current owner of the properties.
We have a potential obligation to repurchase up to $30.0 million in liquidation preference of our Series A Community Reinvestment Act Preferred Stock, or the CRA Preferred Stock, at a 30% discount pursuant to a repurchase agreement we entered into in June 2009. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2010, 2011 and 2012. Based on the holder’s ability to require us to repurchase these amounts, $30.0 million in liquidation preference of CRA Preferred Stock, or the maximum redemption value of such preferred stock, is classified within temporary equity in our consolidated balance sheets at March 31, 2010 and December 31, 2009.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2010, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

NOTE 6 — Earnings (Loss) per Share
We calculate earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Loss from continuing operations	$(37,718)	$(35,438)
(Income) loss from continuing operations attributable to noncontrolling interests	(83)	11,938
Income attributable to preferred stockholders	(12,922)	(13,166)

Loss from continuing operations attributable to Aimco common stockholders	$(50,723)	$(36,666)

Income from discontinued operations	$20,958	$2,867
Income from discontinued operations attributable to noncontrolling interests	(10,675)	(3,899)

Income (loss) from discontinued operations attributable to Aimco common stockholders	$10,283	$(1,032)

Net loss	$(16,760)	$(32,571)
(Income) loss attributable to noncontrolling interests	(10,758)	8,039
Income attributable to preferred stockholders	(12,922)	(13,166)

Net loss attributable to Aimco common stockholders	$(40,440)	$(37,698)

Denominator:
Denominator for basic earnings (loss) per share — weighted average number of shares of Common Stock outstanding	116,035	110,262
Effect of dilutive securities:
Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	116,035	110,262

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Aimco common stockholders	$(0.44)	$(0.33)
Income (loss) from discontinued operations attributable to Aimco common stockholders	0.09	(0.01)

Net loss attributable to Aimco common stockholders	$(0.35)	$(0.34)

As of March 31, 2010 and 2009, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 7.4 million and 11.0 million, respectively. These securities, representing stock options, have been excluded from the earnings (loss) per share computations for the three months ended March 31, 2010 and 2009, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted stock and shares purchased pursuant to officer loans, receive dividends similar to shares of Common Stock and totaled 0.6 million and 1.0 million at March 31, 2010 and 2009, respectively. Participating securities had no effect on basic and diluted earnings (loss) per share computations for the periods presented above because no dividends were declared and there were no undistributed earnings during these periods.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.84% to 9.5% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of March 31, 2010, a total of 3.1 million preferred OP Units were outstanding with redemption values of $85.5 million and were potentially redeemable for approximately 4.6 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented; however, based on the Aimco Operating Partnership’s cash redemption policy, they may also be excluded from future earnings (loss) per share computations in periods during which their effect is dilutive.

In December 2009, we adopted the provisions of FASB Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU 2010-01, which are codified in FASB ASC Topic 505. ASU 2010-01 requires that for distributions with components of cash and stock, the portion distributed in stock should be accounted for prospectively as a stock issuance with no retroactive adjustment to basic and diluted earnings per share. In accordance with ASU 2010-01, we retrospectively revised the accounting treatment of our special dividend paid in January 2009, resulting in a 4.8 million reduction in the number of weighted average shares outstanding and a $0.01 increase in the loss per share attributed to Aimco common stockholders for the three months ended March 31, 2009, as compared to the amounts previously reported.
NOTE 7— Business Segments
Based on a planned reduction in our transactional activities, during the three months ended March 31, 2010, we reevaluated our reportable segments and determined our investment management reporting unit no longer meets the requirements for a reportable segment. Additionally, to provide more meaningful information regarding our real estate operations, we elected to disaggregate information for the prior real estate segment. Following these changes, we have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and include 239 properties with 73,234 units. Our affordable real estate operations consist of 259 properties with 30,186 units, with rents that are generally paid, in whole or part, by a government agency.
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance of the business, including: net operating income; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred stock redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments for the three months ended March 31, 2010 and 2009 (in thousands):

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations	Segments	Total
Three Months Ended March 31, 2010:
Rental and other property revenues (1)	$232,370	$55,168	$1,181	$288,719
Asset management and tax credit revenues	—	—	4,257	4,257

Total revenues	232,370	55,168	5,438	292,976

Property operating expenses (1)	96,983	28,924	14,508	140,415
Investment management expenses	—	—	3,229	3,229
Depreciation and amortization (1)	—	—	109,019	109,019
General and administrative expenses	—	—	11,735	11,735
Other expenses, net	—	—	3,144	3,144

Total operating expenses	96,983	28,924	141,635	267,542

Net operating income (loss)	135,387	26,244	(136,197)	25,434
Other items included in continuing operations	—	—	(63,152)	(63,152)

Income (loss) from continuing operations	$135,387	$26,244	$(199,349)	$(37,718)

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations	Segments	Total
Three Months Ended March 31, 2009:
Rental and other property revenues (1)	$233,536	$48,732	$1,644	$283,912
Asset management and tax credit revenues	—	—	9,539	9,539

Total revenues	233,536	48,732	11,183	293,451

Property operating expenses (1)	93,711	25,103	16,816	135,630
Investment management expenses	—	—	3,789	3,789
Depreciation and amortization (1)	—	—	104,860	104,860
Provision for operating real estate impairment losses (1)	—	—	510	510
General and administrative expenses	—	—	16,260	16,260
Other expenses, net	—	—	1,583	1,583

Total operating expenses	93,711	25,103	143,818	262,632

Net operating income (loss)	139,825	23,629	(132,635)	30,819
Other items included in continuing operations	—	—	(66,257)	(66,257)

Income (loss) from continuing operations	$139,825	$23,629	$(198,892)	$(35,438)

(1)
Our chief operating decision maker assesses the performance of our conventional and affordable real estate operations using, among other measures, net operating income, excluding property management revenues and certain property management expenses, casualty gains and losses, depreciation and amortization and provision for operating real estate impairment losses. Accordingly, we do not allocate these amounts to our segments.

The assets of our reportable segments are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Conventional	$6,056,226	$6,119,165
Affordable	1,251,308	1,151,670
Corporate and other assets	577,546	635,633

Total consolidated assets	$7,885,080	$7,906,468

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT, focused on the ownership and management of market-rate apartment communities located in the 20 largest markets in the United States (as measured by total market capitalization, which is the total market value of institutional-grade apartment properties in a particular market) with average rents that are 100% — 125% of local market average rents. We upgrade the quality of our portfolio through the sale of communities with rents below average market rents and the reinvestment of capital within these 20 target markets through redevelopment and acquisitions. Our apartment properties are generally financed with property-level, non-recourse, long-dated, fixed-rate, amortizing debt.
We are one of the largest owners and operators of apartment properties in the United States. As of March 31, 2010, we owned or managed 836 apartment properties containing 132,075 units located in 43 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: net operating income; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred stock redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Additions” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Results of Operations
Overview
Three months ended March 31, 2010 compared to March 31, 2009
We reported net loss attributable to Aimco of $27.5 million and net loss attributable to Aimco common stockholders of $40.4 million for the three months ended March 31, 2010, compared to net loss attributable to Aimco of $24.5 million and net loss attributable to Aimco common stockholders of $37.7 million for the three months ended March 31, 2009, increases in losses of $3.0 million and $2.7 million, respectively.
These increases were principally due to the following items, all of which are discussed in further detail below:
•
a decrease in gain on dispositions of unconsolidated real estate and other, primarily related to additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, for which there was no comparable activity in 2010;

•	a decrease in asset management and tax credit revenues; and
•
an increase in the noncontrolling interests in consolidated real estate partnerships’ share of earnings, primarily due to their share of increases in gains on disposition of consolidated real estate properties during 2010.

The effects of these items on our operating results were partially offset by an increase in income from discontinued operations, primarily related to recognition of higher gains on sales as compared to 2009.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists of market-rate apartments with rents paid by the resident and includes 239 properties with 73,234 units. Our affordable real estate portfolio consists of 259 properties with 30,186 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 88% and 12%, respectively, of our property net operating income attributed to Aimco common stockholders during the three months ended March 31, 2010.
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: net operating income; Net Asset Value; Pro forma Funds From Operations; Adjusted Funds From Operations; same store property operating results; Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
The following table summarizes the net operating income of our real estate operations, including our conventional and affordable segments, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Rental and other property revenues:
Conventional real estate operations	$232,370	$233,536
Affordable real estate operations	55,168	48,732
Corporate and amounts not allocated	1,181	1,644

Total	288,719	283,912

Property operating expenses:
Conventional real estate operations	96,983	93,711
Affordable real estate operations	28,924	25,103
Corporate and amounts not allocated	14,508	16,816

Total	140,415	135,630

Real estate operations net operating income	$148,304	$148,282

For the three months ended March 31, 2010, compared to the months ended March 31, 2009, our real estate operations net operating income was comparable and consisted of an increase in rental and other property revenues of $4.8 million, or 1.7%, and an offsetting increase in property operating expenses of $4.8 million, or 3.5%.
Our conventional real estate operations net operating income decreased $4.4 million, or 3.1%, from $139.8 million during the three months ended March 31, 2009 to $135.4 million during the three months ended March 31, 2010. This decrease was primarily attributable to our conventional same store properties, including a $3.6 million, or 1.9%, decrease in revenues due to lower average rent (approximately $59 per unit) partially offset by an increase of 270 basis points in average physical occupancy, and $2.6 million increase in expenses due to an increase in snow removal, repairs and maintenance and marketing costs, partially offset by lower turn and administrative costs. The decrease in conventional net operating income associated with our same store properties was partially offset by a $1.8 million increase in net operating income associated with our conventional non-same store properties. Revenues of our conventional non-same store properties increased $2.5 million, primarily due to a $2.4 million increase in redevelopment revenues relating to a 12% increase in the number of units in service at these properties relative to 2009, partially offset by a $0.8 million increase in expenses of our conventional non-same store properties due to increases in payroll, utilities, contract services and marketing expenses.
Our affordable real estate operations net operating income increased $2.6 million, or 11.0%, from $23.6 million during the three months ended March 31, 2009, to $26.2 million during the three months ended March 31, 2010. Revenues of our affordable properties increased by $6.4 million, including a net increase of $5.5 million in revenues associated with our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1) and a $1.2 million increase in rental revenues associated with our other affordable properties, primarily due to higher average rents partially offset by lower physical occupancy in 2010 relative to 2009. Expenses of our affordable properties increased by $3.8 million, primarily due to our adoption of revised accounting guidance regarding consolidation of variable interest entities discussed above.
Real estate operations net operating income amounts not attributed to our conventional or affordable properties include property management revenues and expenses and casualty losses, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance. Property management revenues decreased by $0.5 million, primarily attributable to the elimination of revenues related to properties consolidated during 2010 in connection with our adoption of revised accounting guidance regarding consolidation of variable interest entities discussed above. Expenses not allocated to our conventional or affordable segments decreased by $2.3 million, primarily due to a $2.4 million decrease in property management expenses, resulting primarily from reductions in personnel and related costs attributed to our restructuring activities (see Note 4 to the condensed consolidated financial statements in Item 1).
Other Operating Expenses (Income)
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as asset management, for which we are separately compensated through fees paid by third party investors. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
Asset management revenue may include certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction, or improvement in operations that generates sufficient cash to pay the fees.
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, asset management and tax credit revenues decreased $5.3 million. This decrease is primarily attributable to a $1.4 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, and a decrease of $3.7 million in income related to our affordable housing tax credit syndication business, which consists of a $2.4 million write off of syndication fees receivable we determined were uncollectible during 2010 and a $1.3 million reduction in amortization of related tax credit income.
Investment Management Expenses
Investment management expenses consist primarily of the costs of departments that perform asset management and tax credit activities. For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, investment management expenses decreased $0.6 million. This decrease is primarily due to a $1.4 million reduction in personnel and related costs from our organizational restructurings, partially offset by a $0.6 million increase in transaction costs, primarily related to abandoned projects.

Depreciation and Amortization
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, depreciation and amortization increased $4.2 million, or 4.0%. This increase primarily consists of depreciation for properties newly consolidated during 2010 and completed redevelopments and other capital projects recently placed in service.
General and Administrative Expenses
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, general and administrative expenses decreased $4.5 million, or 27.8%. This decrease is primarily attributable to reductions in personnel and related expenses associated with our organizational restructuring activity (see Note 4 to the condensed consolidated financial statements in Item 1 for additional information).
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, other expenses, net increased by $1.6 million. The increase is primarily attributable to an increase of $3.6 million in expenses related to our self-insurance retention activities, including an increase of $2.3 million related to property casualty claims, partially offset by a $2.0 million reimbursement during 2010 of costs associated with certain litigation matters.
Interest Expense
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, interest expense, which includes the amortization of deferred financing costs, decreased by $0.4 million, or 0.5%. Interest expense decreased primarily due to a $2.7 million decrease in corporate interest expense and a $0.5 million increase in capitalized interest due to higher interest rates, partially offset by a $2.8 million increase related to non-recourse property loans, primarily due to $2.1 million of interest expense related to newly consolidated properties in 2010.
Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships
Equity in earnings (losses) of unconsolidated real estate partnerships includes our share of net earnings (losses) of our unconsolidated real estate partnerships and is primarily driven by depreciation expense in excess of the net operating income recognized by such partnerships.
For the three months ended March 31, 2010, we recognized equity in earnings of unconsolidated real estate partnerships of $8.0 million as compared to equity in losses of unconsolidated real estate partnerships of $2.0 million for the three months ended March 31, 2009. The increase of $10.0 million in equity in earnings from 2009 to 2010 was primarily due to our reversal during 2010 of approximately $11.2 million of excess equity in losses recognized during 2008 and 2009. These excess losses were attributed to noncontrolling interests in our consolidated real estate partnerships that hold such investments and, accordingly, this reversal had no significant effect on net income or loss attributable to Aimco during the affected periods.
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
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, gain on dispositions of unconsolidated real estate and other decreased $8.2 million. This decrease is primarily attributable to $8.6 million of additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, for which there were no comparable gains during 2010.

Income Tax Benefit
Certain of our operations or a portion thereof, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and conduct certain activities that generally cannot be offered directly by the REIT. We also use TRS entities to hold investments in certain properties. Income taxes related to the results of continuing operations of our TRS entities are included in income tax benefit in our consolidated statements of operations.
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, income tax benefit increased by $1.3 million. This increase was primarily attributable to an increase in losses of our TRS entities.
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
For the three months ended March 31, 2010 and 2009, income from discontinued operations totaled $21.0 million and $2.9 million, respectively. The $18.1 million increase in income from discontinued operations was principally due to a $23.1 million increase in gain on dispositions of real estate, net of income taxes, and an $11.5 million decrease in interest expense, partially offset by a decrease of $16.3 million in operating income (inclusive of a $10.6 million increase in real estate impairment losses).
During the three months ended March 31, 2010, we sold 12 consolidated properties for gross proceeds of $82.6 million and net proceeds of $21.1 million, resulting in a net gain on sale of approximately $27.4 million (which includes $1.1 million of related income taxes). During the three months ended March 31, 2009, we sold ten consolidated properties for gross proceeds of $83.1 million and net proceeds of $14.6 million, resulting in a gain on sale of approximately $4.3 million (which is net of $0.2 million of related income taxes).
For the three months ended March 31, 2010 and 2009, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of March 31, 2010.
Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period (see Note 3 to the condensed consolidated financial statements in Item 1 for additional information on discontinued operations).
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the non-Aimco partners’, or noncontrolling partners’, share of operating results of consolidated real estate partnerships. This generally includes the noncontrolling partners’ share of property management fees, interest on notes and other amounts that we charge to such partnerships.
For the three months ended March 31, 2010, compared to the three months ended March 31, 2009, net earnings attributed to noncontrolling interests in consolidated real estate partnerships increased by $18.4 million. This increase was primarily due to the noncontrolling interests’ share of a reversal during 2010 of approximately $11.2 million of excess equity in losses recognized during 2009 and 2008, an increase of $5.7 million in the gain on disposition of real estate allocated to noncontrolling interests, and an increase in income allocated to noncontrolling interests related to operations of our consolidated real estate partnerships. These increases were partially offset by an increase in losses allocated to noncontrolling interests related to certain partnerships that were consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17).

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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2010, we recorded no impairment losses related to properties to be held and used. We recognized impairment losses of $0.5 million during the three months ended March 31, 2009.
Other assets in our consolidated balance sheet in Item 1 includes $70.5 million of goodwill related to our conventional and affordable reportable segments as of March 31, 2010. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our last impairment analysis during 2009 and concluded no impairment was necessary. We will perform our next impairment analysis during the fourth quarter of 2010 and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
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
During the three months ended March 31, 2010 and 2009, we recorded provisions for losses on notes receivable of $0.4 million and $0.2 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended March 31, 2010 and 2009, for continuing and discontinued operations, we capitalized $2.9 million and $2.4 million of interest costs, respectively, and $6.7 million and $13.8 million of site payroll and indirect costs, respectively. The decrease is primarily due to a reduced level of redevelopment activities.
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

In addition to FFO, we compute an alternate measure of FFO, which we refer to as Pro forma FFO, and which is FFO attributable to Aimco common stockholders (diluted), excluding operating real estate impairments and preferred stock redemption related amounts (adjusted for noncontrolling interests). Both operating real estate impairment losses and preferred stock redemption related amounts are recurring items that affect our operating results. We exclude operating real estate impairment losses, net of related income tax benefits and noncontrolling interests, from our calculation of Pro forma FFO because we believe the inclusion of such losses in FFO is inconsistent with the treatment of gains on the disposition of operating real estate, which are not included in FFO. We exclude preferred redemption related amounts (gains or losses) from our calculation of Pro forma FFO because such amounts are not representative of our operating results. Similar to FFO, we believe Pro forma FFO is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. Not all REITs present an alternate measure of FFO similar to our Pro forma FFO measure and there can be no assurance our basis for calculating Pro forma FFO is comparable to those of other REITs.
For the three months ended March 31, 2010 and 2009, our FFO and Pro forma FFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss attributable to Aimco common stockholders (1)	$(40,440)	$(37,698)
Adjustments:
Depreciation and amortization	109,019	104,860
Depreciation and amortization related to non-real estate assets	(3,973)	(4,307)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(11,726)	(10,178)
Subtract gain on dispositions of unconsolidated depreciable real estate	(3,033)	(10,182)
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(14,707)	78
Depreciation of rental property, net of noncontrolling partners’ interest (2)	626	16,435
Income tax expense (benefit) arising from disposals	(1,052)	215
Noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(5,237)	(7,317)
Preferred stock dividends	12,922	13,166

FFO	$42,399	$65,072
Preferred stock dividends	(12,922)	(13,166)
Amounts allocable to participating securities	(154)	(570)

FFO attributable to Aimco common stockholders — diluted	$29,323	$51,336
Operating real estate impairment losses, continuing operations, net of noncontrolling partners’ interest	4	510
Operating real estate impairment losses, discontinued operations, net of noncontrolling partners’ interest	8,205	(3,269)
Noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(571)	208
Amounts allocable to participating securities	(40)	28

Pro forma FFO attributable to Aimco common stockholders — diluted	$36,921	$48,813

Weighted average number of common shares, common share equivalents and dilutive preferred securities outstanding:
Common shares and equivalents (3)	116,334	115,185
Dilutive preferred securities	—	—

Total	116,334	115,185

Notes:

(1)	Represents the numerator for calculating earnings per common share in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)	Represents the denominator for earnings per common share — diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO or Pro forma FFO.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing property loans and borrowings under new property loans.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
The state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred stock and assets. Based on our net variable rate liabilities, preferred stock and assets outstanding at March 31, 2010, we estimate that a 1.0 % increase in 30-day LIBOR with constant credit risk spreads would reduce our income (or increase our loss) attributable to Aimco common stockholders by approximately $1.4 million on an annual basis. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, property loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate tax-exempt bonds payable and fixed-rate notes payable to variable interest rates indexed to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of March 31, 2010, we had total rate of return swap positions with two financial institutions with notional amounts totaling $353.0 million. Swaps with notional amounts totaling $307.8 million and $45.2 million have maturity dates in May 2012 and October 2012, respectively.
During the three months ended March 31, 2010, we received net cash receipts of $3.7 million under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event a counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely affect our liquidity.
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to Aimco. At March 31, 2010, these subsidiaries were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.

As of March 31, 2010, the amount available under our revolving credit facility was $121.4 million (after giving effect to $14.8 million of outstanding borrowings and $43.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). Our total outstanding term loan of $45.0 million at March 31, 2010, matures in the first quarter 2011. We repaid an additional $10.0 million on the term loan through April 30, 2010, leaving a remaining outstanding balance of $35.0 million. Additionally, we have limited obligations to fund redevelopment commitments during the remainder of the year and have no development commitments.
At March 31, 2010, we had $77.9 million in cash and cash equivalents, a decrease of $3.4 million from December 31, 2009. At March 31, 2010, we had $221.1 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2010, our net cash provided by operating activities of $26.8 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1). Cash provided by operating activities increased $44.6 million compared with the three months ended March 31, 2009, driven primarily by a decrease in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accruals, in 2010 as compared to 2009.
Investing Activities
For the three months ended March 31, 2010, our net cash provided by investing activities of $8.8 million consisted primarily of proceeds from disposition of real estate and a net increase in cash from partnerships consolidated and deconsolidated in connection with our adoption of ASU 2009-17 (see Note 2 to our condensed consolidated financial statements in Item 1), partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2010, we sold 12 consolidated properties. These properties were sold for an aggregate sales price of $82.9 million and generated proceeds totaling $80.4 million, after the payment of transaction costs and debt prepayment penalties. The $80.4 million in proceeds is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.
Financing Activities
For the three months ended March 31, 2010, net cash used in financing activities of $39.0 million was primarily attributed to debt principal payments, dividends paid to common and preferred stockholders and distributions to noncontrolling interests. Proceeds from property loans partially offset the cash outflows.
Property Debt
At March 31, 2010 and December 31, 2009, we had $5.6 billion in consolidated property debt outstanding, which included $23.9 million and $74.8 million, respectively, of property debt classified within liabilities related to assets held for sale. During the three months ended March 31, 2010, we refinanced or closed property loans on four properties generating $49.9 million of proceeds from borrowings with a weighted average interest rate of 6.09%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $37.3 million. We used these total net proceeds for capital additions and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Term Loan and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, which we refer to as the Credit Agreement. As of March 31, 2010, the Credit Agreement consisted of aggregate commitments of $225.0 million, comprised of a $45.0 million term loan and $180.0 million of revolving loan commitments. The term loan bears interest at LIBOR plus 1.5% or, at our option, a base rate equal to the prime rate, and matures in March 2011. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 2.00% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the remaining term loan balance by February 1, 2011.

At March 31, 2010, the term loan had an outstanding principal balance of $45.0 million and a weighted average interest rate of 1.74%. We repaid an additional $10.0 million on the term loan through April 30, 2010, leaving a remaining outstanding balance of $35.0 million. At March 31, 2010, we had outstanding borrowings under the revolving credit facility of $14.8 million with a weighted average interest rate of 6.25% (based on the Prime rate). The amount available under the revolving credit facility at March 31, 2010, was $121.4 million (after giving effect to $14.8 million of outstanding borrowings and $43.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended March 31, 2010, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.59:1 and a ratio of earnings to fixed charges of 1.35:1.
Equity Transactions
During the three months ended March 31, 2010, we paid cash dividends or distributions totaling $12.9 million, $11.6 million and $2.5 million to preferred stockholders, common stockholders and noncontrolling interests in the Aimco Operating Partnership, respectively. During the three months ended March 31, 2010, we paid cash distributions of $9.5 million to noncontrolling interests in consolidated real estate partnerships.
We and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Future Capital Needs
We expect to fund any future acquisitions, redevelopment projects, capital improvements and capital replacements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to changes in base interest rates, credit risk spreads and availability of credit. We are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed-rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
We had $626.1 million of floating rate debt and $67.0 million of floating rate preferred stock outstanding at March 31, 2010. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($434.7 million), floating rate secured notes ($116.1 million), revolving loans ($14.8 million) and a term loan ($45.0 million). At March 31, 2010, we had approximately $440.3 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest bearing assets would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1990 has averaged 74% of the 30-day LIBOR rate. If the historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (74 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $0.9 million and $1.4 million, respectively, on an annual basis.

The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.8 billion at March 31, 2010. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $5.8 billion to $5.4 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $5.8 billion to $6.1 billion.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. We did not issue any shares of Common Stock for cash or in exchange common OP Units during the three months ended March 31, 2010.
(c) Repurchases of Equity Securities. There were no repurchases of our equity securities during the three months ended March 31, 2010. Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of March 31, 2010, we were authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
Dividend Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary to maintain our REIT status.

ITEM 6. Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)

3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K, dated February 2, 2010, is incorporated herein by this reference)

10.1
Eighth Amendment to Senior Secured Credit Agreement, dated as of February 3, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated February 3, 2010, is incorporated herein by this reference)

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
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: April 30, 2010

Exhibit Index

EXHIBIT NO. (1)

3.1	Charter (Exhibit 3.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K, dated February 2, 2010, is incorporated herein by this reference)

10.1
Eighth Amendment to Senior Secured Credit Agreement, dated as of February 3, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated February 3, 2010, is incorporated herein by this reference)

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