Form 10-Q
period 2011-03-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2011-04-29
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of Class A Common Stock outstanding as of April 27, 2011: 119,510,455

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4. Controls and Procedures	33

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 5. Other Information	33

ITEM 6. Exhibits	35

Signatures	36

Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Buildings and improvements	$7,278,391	$7,254,069
Land	2,128,831	2,128,734

Total real estate	9,407,222	9,382,803
Less accumulated depreciation	(2,990,025)	(2,893,056)

Net real estate ($839,673 and $854,811 related to VIEs)	6,417,197	6,489,747
Cash and cash equivalents ($37,294 and $34,808 related to VIEs)	81,360	111,325
Restricted cash ($50,834 and $55,125 related to VIEs)	199,241	201,058
Accounts receivable, net ($20,493 and $13,582 related to VIEs)	59,349	49,855
Accounts receivable from affiliates, net	8,049	8,392
Deferred financing costs, net	48,171	47,779
Notes receivable from unconsolidated real estate partnerships, net	10,744	10,896
Notes receivable from non-affiliates, net	121,651	116,726
Investment in unconsolidated real estate partnerships ($52,585 and $54,374 related to VIEs)	57,604	59,282
Other assets	188,529	180,596
Deferred income tax assets, net	59,435	58,736
Assets held for sale	10,502	44,174

Total assets	$7,261,832	$7,378,566

LIABILITIES AND EQUITY
Non-recourse property tax-exempt bond financing ($222,894 and $212,245 related to VIEs)	$431,452	$514,506
Non-recourse property loans payable ($426,580 and $432,918 related to VIEs)	4,963,846	4,916,022
Other borrowings ($13,749 and $15,486 related to VIEs)	45,281	47,018

Total indebtedness	5,440,579	5,477,546

Accounts payable	21,818	27,322
Accrued liabilities and other ($73,701 and $79,170 related to VIEs)	226,298	250,106
Deferred income	153,345	150,735
Security deposits	35,323	34,935
Liabilities related to assets held for sale	4,066	27,722

Total liabilities	5,881,429	5,968,366

Preferred noncontrolling interests in Aimco Operating Partnership	83,404	83,428
Preferred stock subject to repurchase agreement	20,000	20,000
Commitments and contingencies (Note 5)	—	—
Equity:
Perpetual Preferred Stock	657,601	657,601
Class A Common Stock, $0.01 par value, 422,157,736 shares authorized, 119,135,455 and 117,642,872 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,191	1,176
Additional paid-in capital	3,084,572	3,070,296
Accumulated other comprehensive loss	(2,042)	(2,076)
Distributions in excess of earnings	(2,726,882)	(2,680,955)

Total Aimco equity	1,014,440	1,046,042

Noncontrolling interests in consolidated real estate partnerships	300,607	291,458
Common noncontrolling interests in Aimco Operating Partnership	(38,048)	(30,728)

Total equity	1,276,999	1,306,772

Total liabilities and equity	$7,261,832	$7,378,566

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

REVENUES:
Rental and other property revenues	$277,317	$272,124
Asset management and tax credit revenues	9,236	4,701

Total revenues	286,553	276,825

OPERATING EXPENSES:
Property operating expenses	126,084	130,799
Investment management expenses	3,031	3,229
Depreciation and amortization	100,911	105,035
General and administrative expenses	11,125	11,736
Other expenses, net	3,928	2,273

Total operating expenses	245,079	253,072

Operating income	41,474	23,753

Interest income	2,248	3,200
Provision for losses on notes receivable, net	(17)	(426)
Interest expense	(76,381)	(77,677)
Equity in (losses) income of unconsolidated real estate partnerships	(1,648)	9,149
Gain on dispositions of unconsolidated real estate and other, net	1,212	1,444

Loss before income taxes and discontinued operations	(33,112)	(40,557)
Income tax benefit	2,528	3,624

Loss from continuing operations	(30,584)	(36,933)
Income from discontinued operations, net	3,307	20,173

Net loss	(27,277)	(16,760)
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	7,305	(12,134)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,671)	(1,693)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	2,383	3,069

Total noncontrolling interests	8,017	(10,758)

Net loss attributable to Aimco	(19,260)	(27,518)
Net income attributable to Aimco preferred stockholders	(12,456)	(12,922)
Net income attributable to participating securities	(57)	—

Net loss attributable to Aimco common stockholders	$(31,773)	$(40,440)

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.43)
Income from discontinued operations attributable to Aimco common stockholders	0.03	0.08

Net loss attributable to Aimco common stockholders	$(0.27)	$(0.35)

Weighted average common shares outstanding — basic and diluted	117,320	116,035

Dividends declared per common share	$0.12	$0.00

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,277)	$(16,760)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,911	105,035
Equity in losses (income) of unconsolidated real estate partnerships	1,648	(9,149)
Gain on dispositions of unconsolidated real estate and other	(1,212)	(1,444)
Discontinued operations	(3,134)	(15,547)
Other adjustments	4,782	1,189
Net changes in operating assets and operating liabilities	(48,038)	(36,546)

Net cash provided by operating activities	27,680	26,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,236)	(39,057)
Proceeds from dispositions of real estate	22,014	27,682
Purchases of corporate assets	(3,641)	(1,148)
Originations of notes receivable from unconsolidated real estate partnerships	(361)	(220)
Proceeds from repayment of notes receivable	441	117
Proceeds from sale of interests in and distributions from real estate partnerships	1,329	2,065
Net increase in cash from consolidation and deconsolidation of entities	—	13,118
Other investing activities	9,434	6,269

Net cash (used in) provided by investing activities	(1,020)	8,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	321,184	49,854
Principal repayments on property loans	(271,495)	(35,369)
Principal repayments on tax-exempt bond financing	(97,466)	(886)
Payments on term loans	—	(45,000)
Net borrowings on revolving credit facility	—	14,800
Proceeds from issuance of Common Stock	27,174	—
Proceeds from Class A Common Stock option exercises	1,806	—
Payment of dividends to holders of preferred stock	(12,456)	(12,922)
Payment of dividends to holders of Class A Common Stock	(14,239)	(11,649)
Payment of distributions to noncontrolling interests	(11,542)	(12,038)
Other financing activities	409	14,221

Net cash used in financing activities	(56,625)	(38,989)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,965)	(3,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,325	81,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,360	$77,875

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
NOTE 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT. Our principal financial objective is to provide predictable and attractive returns to our stockholders. Our business plan to achieve this objective is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets (defined below) with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market);

•
improve our portfolio by selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, including increased ownership or redevelopment; and

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
As of March 31, 2011, we:
•	owned an equity interest in 218 conventional real estate properties with 68,645 units;
•	owned an equity interest in 217 affordable real estate properties with 25,246 units; and
•
provided services for, or managed, 15,460 units in 213 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 216 conventional properties with 67,341 units and 171 affordable properties with 20,913 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 7) during the three months ended March 31, 2011. During the three months ended March 31, 2011, as part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties with approximately 11,400 units.
For conventional assets, we focus on the ownership of primarily B/B+ assets. We measure conventional property asset quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis, with A-quality assets earning rents greater than 125% of local market average, B-quality assets earning rents 90% to 125% of local market average and C-quality assets earning rents less than 90% of local market average. We classify as B/B+ those assets earning rents ranging from 100% to 125% of local market average. Although some companies and analysts within the multifamily real estate industry use asset class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify asset quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring asset quality is neither broadly nor consistently used in the multifamily real estate industry.
Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of March 31, 2011, we held an interest of approximately 93% in the common partnership units and equivalents of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, High Performance Units and preferred OP Units, respectively. At March 31, 2011, after elimination of shares held by consolidated subsidiaries, 119,135,455 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 8,438,716 common OP Units and equivalents outstanding for a combined total of 127,574,171 shares of Common Stock, common OP Units and equivalents outstanding.

Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain 2010 financial statement amounts have been reclassified to conform to the 2011 presentation, including adjustments for discontinued operations.
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
In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
As of March 31, 2011, we were the primary beneficiary of, and therefore consolidated, approximately 130 VIEs, which owned 89 apartment properties with 13,426 units. Real estate with a carrying value of $839.7 million collateralized $649.5 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.

As of March 31, 2011, we also held variable interests in 270 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 323 apartment properties with 19,887 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $46.3 million at March 31, 2011, are held through consolidated investment partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $6.3 million at March 31, 2011, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $6.3 million recorded investment in such entities.
In addition to our investments in unconsolidated VIEs discussed above, at March 31, 2011, we had in aggregate $102.3 million of receivables from these unconsolidated VIEs and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.4 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
As discussed in Note 5, noncompliance with applicable requirements related to our consolidated and unconsolidated tax credit partnerships, substantially all of which are VIEs, could result in projected tax credits not being realized and require a refund of investor contributions already received or a reduction of future investor contributions. We have not historically had, nor do we anticipate, any material refunds or reductions of investor capital contributions in connection with these arrangements.
Notes Receivable
In connection with the preparation of our 2010 annual financial statements, we adopted revised accounting guidance codified in FASB ASC Topic 310 that requires quarterly disclosures regarding our notes receivable, including the credit quality of and the allowance for credit losses related to our notes receivable. Notes receivable from unconsolidated real estate partnerships and from non-affiliates represent our two portfolio segments (as defined in FASB ASC Topic 310) that we use to evaluate for potential loan loss. Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from non-affiliates have stated maturity dates and may require current payments of principal and interest. Repayment of our notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes”; and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has closed or entered into certain pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the notes, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method.

We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize provisions for losses on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. The amount of the provision to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the provision is measured by discounting the estimated cash flows at the loan’s original effective interest rate.
The following table summarizes our notes receivable as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total
Par value notes	$10,660	$22,090	$32,750	$10,821	$17,899	$28,720
Discounted notes	995	99,561	100,556	980	98,827	99,807
Allowance for loan losses	(911)	—	(911)	(905)	—	(905)

Total notes receivable	$10,744	$121,651	$132,395	$10,896	$116,726	$127,622

Face value of discounted notes	$31,094	$108,966	$140,060	$31,755	$108,621	$140,376
Notes receivable from unconsolidated real estate partnerships are generally unsecured and have various annual interest rates ranging between 4.2% and 12.0% and averaging 9.5%. Notes receivable from non-affiliates have various annual interest rates ranging between 2.0% and 8.8% and averaging 4.0%. Included in the notes receivable from non-affiliates at March 31, 2011 and December 31, 2010 are $104.7 million and $103.9 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.
Allowance for Loan Losses
The activity in the allowance for loan losses related to our notes receivable from unconsolidated real estate partnerships and non-affiliates, in total for both par value notes and discounted notes, for the three months ended March 31, 2011 is as follows (in thousands):

	Unconsolidated
	Real Estate
	Partnerships	Non-Affiliates
Balance at December 31, 2010	$(905)	$—
Provisions for losses on notes receivable	(42)	—
Recoveries of losses on notes receivable	25	—
Write offs charged against allowance	11	—

Balance at March 31, 2011	$(911)	$—

Information Regarding Impaired Loans
Information regarding impaired par value notes and discounted notes as of and for the periods ended March 31, 2011 and December 31, 2010, is presented in the table below (in thousands):

	2011	2010
Par value notes:
Allowance for losses recognized at period end	$(801)	$(795)
Carrying amounts of loans prior to impairments	1,134	1,115
Unpaid principal balance of impaired loans	964	952
Discounted notes:
Allowance for losses recognized at period end	$(110)	$(110)
Carrying amounts of loans prior to impairments	110	110
Unpaid principal balance of impaired loans	480	480

For the three months ended March 31, 2011 and 2010, our average recorded investment in impaired par value notes was $1.1 million and $1.3 million, respectively, and our average recorded investment in impaired discounted notes was $0.1 million and $0.1 million, respectively.
During the three months ended March 31, 2011 and 2010, we recognized less than $0.1 million of interest income related to impaired par value notes. During the three months ended March 31, 2011 and 2010, we recognized no interest income related to impaired discounted notes. In addition to the interest income recognized on impaired loans, during the three months ended March 31, 2011 and 2010, we recognized interest income, including accretion, of $1.4 million and $1.7 million, respectively, related to our non-impaired notes receivable.
We recognize interest income as earned on the $31.6 million of our par value notes receivable at March 31, 2011 that are estimated to be collectible and have not been impaired. Of our total par value notes outstanding at March 31, 2011, notes with balances of $21.7 million have stated maturity dates and the remainder have no stated maturity date and are governed by the terms of the partnership agreements pursuant to which the loans were extended. At March 31, 2011, none of the par value notes with stated maturity dates were past due.
Equity (including Noncontrolling Interests)
The following table presents a reconciliation of our consolidated temporary equity accounts from December 31, 2010 to March 31, 2011 (in thousands):

	Preferred
	noncontrolling	Preferred stock
	interests in Aimco	subject to
	Operating	repurchase
	Partnership	agreement
Balance, December 31, 2010	$83,428	$20,000
Preferred distributions	(1,671)	—
Redemption of preferred units	(24)	—
Net income	1,671	—

Balance, March 31, 2011	$83,404	$20,000

The following table presents a reconciliation of our consolidated permanent equity accounts from December 31, 2010 to March 31, 2011 (in thousands):

		Noncontrolling	Common
		interests in	noncontrolling
		consolidated real	interests in
	Aimco	estate	Aimco Operating	Total
	Equity	partnerships	Partnership	Equity
Balance, December 31, 2010	$1,046,042	$291,458	$(30,728)	$1,306,772
Contributions	—	11,121	—	11,121
Issuance of common stock	27,174	—	—	27,174
Preferred stock dividends	(12,456)	—	—	(12,456)
Common dividends and distributions	(14,239)	(8,856)	(1,015)	(24,110)
Repurchases of common units	—	—	(759)	(759)
Amortization of stock based compensation cost	2,372	—	—	2,372
Stock option exercises	1,806	—	—	1,806
Effect of changes in ownership for consolidated subsidiaries (Note 4)	(17,234)	14,227	(3,163)	(6,170)
Change in accumulated other comprehensive loss	34	23	—	57
Other	201	(61)	—	140
Net loss	(19,260)	(7,305)	(2,383)	(28,948)

Balance, March 31, 2011	$1,014,440	$300,607	$(38,048)	$1,276,999

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
At March 31, 2011 and December 31, 2010, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $2.7 million, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At March 31, 2011, these interest rate swaps had a weighted average term of 9.9 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in the Fair Value Measurements section below.
If the forward rates at March 31, 2011 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from a lower effective rate than the underlying variable rates on this debt.
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
As of March 31, 2011 and December 31, 2010, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $164.9 million and $276.9 million, respectively. We reduced by $112.0 million the amount of debt subject to total rate of return swaps and terminated the associated swaps during the three months ended March 31, 2011, in connection with our refinancing of the underlying debt. We repaid the debt subject to the swaps at par and, accordingly, no payments were required upon termination of the swaps. At March 31, 2011, the weighted average fixed receive rate under the total return swaps was 6.4% and the weighted average variable pay rate was 1.8%, based on the applicable SIFMA and LIBOR rates effective as of that date. Information related to the fair value of these instruments at March 31, 2011 and December 31, 2010, is discussed in the Fair Value Measurements section below.
Fair Value Measurements
We measure certain assets and liabilities in our consolidated financial statements at fair value, both on a recurring and nonrecurring basis. Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the valuation hierarchy defined in FASB ASC Topic 820. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically also include observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	Level 2	Level 3
	Interest rate	Total rate of	Changes in fair
	swaps (1)	return swaps (2)	value of debt (3)	Total
Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (4)	(13)	290	(290)	(13)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in equity	(156)	—	—	(156)

Fair value at March 31, 2010	$(1,765)	$(24,017)	$24,017	$(1,765)

Fair value at December 31, 2010	$(2,746)	$(19,542)	$19,542	$(2,746)
Unrealized gains (losses) included in earnings (4)	(12)	3,478	(3,478)	(12)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in equity	57	—	—	57

Fair value at March 31, 2011	$(2,701)	$(16,064)	$16,064	$(2,701)

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

(4)
Unrealized gains (losses) relate to periodic revaluations of fair value, including revaluations resulting from repayment of the debt at par, and have not resulted from the settlement of a swap position as we have not historically incurred any termination payments upon settlement. These unrealized gains (losses) are included in interest expense in the accompanying condensed consolidated statements of operations.

The table below presents information regarding amounts measured at fair value in our condensed consolidated financial statements on a nonrecurring basis during the three months ended March 31, 2011 and 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Fair value	Total	Fair value	Total
	measurement	gain (loss)	measurement	gain (loss)
Real estate (impairments losses) (1)(3)	$7,639	$(3,014)	$29,335	$(7,225)
Real estate (newly consolidated) (2)(3)	—	—	117,083	236
Property debt (newly consolidated) (2)(4)	—	—	83,890	—

(1)
During the three months ended March 31, 2011 and 2010, we reduced the aggregate carrying amounts of $10.7 million and $36.0 million, respectively, for real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to their classification as held for sale, we evaluated the recoverability of their carrying amounts based on an analysis of the undiscounted cash flows over the anticipated expected holding period.

(2)
In connection with our adoption of revised accounting guidance regarding consolidation of VIEs and reconsideration events during the three months ended March 31, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation resulted in an adjustment of consolidated equity (allocated between Aimco and noncontrolling interests) for those partnerships consolidated in connection with our adoption of the revised accounting guidance for VIEs. For the partnerships we consolidated at fair value due to reconsideration events during the three months ended March 31, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our condensed consolidated statement of operations for the three months ended March 31, 2010.

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
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying amounts at March 31, 2011 and December 31, 2010, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $118.7 million and $116.0 million at March 31, 2011 and December 31, 2010, respectively, as compared to their carrying amounts of $132.4 million and $127.6 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.6 billion at March 31, 2011 and December 31, 2010, as compared to aggregate carrying amounts of $5.4 billion and $5.5 billion, respectively. The fair values of our derivative instruments at March 31, 2011 and December 31, 2010, are included in the table presented above.
Comprehensive Income or Loss
As discussed in the Derivative Financial Instruments section, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within equity. Our consolidated comprehensive loss for the three months ended March 31, 2011 and 2010 totaled $27.2 million and $16.9 million, respectively, before the effects of noncontrolling interests.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $89.9 million of our notes receivable, or 1.2% of the carrying amount of our total assets, at March 31, 2011, are collateralized by 84 buildings with 1,596 residential units in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that serve as the primary source of repayment of the notes.
At March 31, 2011, we had total rate of return swap positions with two financial institutions totaling $165.3 million. We periodically evaluate counterparty credit risk associated with these arrangements. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. However, at the current time, we have concluded we do not have material exposure.

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
NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At March 31, 2011 and December 31, 2010, we had one and 13 properties, with an aggregate of 387 and 2,008 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Real estate, net	$10,330	$43,485
Other assets	172	689

Assets held for sale	$10,502	$44,174

Property debt	$3,945	$27,255
Other liabilities	121	467

Liabilities related to assets held for sale	$4,066	$27,722

During the three months ended March 31, 2011 and 2010, we disposed of 12 properties with an aggregate of 1,621 units and 1,623 units, respectively. During the year ended December 31, 2010, we disposed of 51 consolidated properties with an aggregate of 8,189 units. For the three months ended March 31, 2011 and 2010, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties disposed of and for properties classified as held for sale as of March 31, 2011.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco and to noncontrolling interests for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Rental and other property revenues	$1,983	$20,417
Property operating expenses	(1,560)	(12,714)
Depreciation and amortization	(539)	(4,776)
Provision for operating real estate impairment losses	(3,855)	(7,225)

Operating loss	(3,971)	(4,298)
Interest income	51	49
Interest expense	(301)	(3,126)

Loss before gain on dispositions of real estate and income tax	(4,221)	(7,375)
Gain on dispositions of real estate	7,718	26,339
Income tax (expense) benefit	(190)	1,209

Income from discontinued operations, net	$3,307	$20,173

Loss (income) from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$907	$(10,098)
Noncontrolling interests in Aimco Operating Partnership	(293)	(676)

Total noncontrolling interests	614	(10,774)

Income from discontinued operations attributable to Aimco	$3,921	$9,399

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three months ended March 31, 2011, we allocated $0.8 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.6 million was recognized as a reduction of gain on dispositions of real estate and $0.2 million was recognized as an adjustment of impairment losses during the three months ended March 31, 2011. In connection with properties sold or classified as held for sale during the three months ended March 31, 2010, we allocated $1.3 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $1.2 million was recognized as a reduction of gain on dispositions of real estate and $0.1 million was recognized as an adjustment of impairment losses during the three months ended March 31, 2010. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
NOTE 4 — Other Significant Transactions
Common Stock Issuances
During the three months ended March 31, 2011, we sold 1.5 million shares of Common Stock under our “at the market,” or ATM, offering program, generating $37.0 million of gross proceeds, or $36.3 million net of commissions. Sales of 375,000 of these shares were initiated during the three months ended March 31, 2011, but settled during April. Accordingly, for accounting purposes these shares were not reflected as issued and outstanding during the three months ended March 31, 2011, and the net proceeds of $9.1 million will be recognized in the subsequent period. We used the net proceeds primarily for corporate purposes.
Acquisitions of Noncontrolling Partnership Interests
During the three months ended March 31, 2011, we acquired the remaining noncontrolling limited partnership interests in six consolidated real estate partnerships that own nine properties and in which our affiliates serve as general partner, for a cost of $6.1 million. We recognized the excess of the cost paid over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within Aimco equity, net of the amount of such adjustment allocated to common noncontrolling interests in Aimco Operating Partnership. During the three months ended March 31, 2010, there were no comparable acquisitions of noncontrolling limited partnership interests.

NOTE 5 — Commitments and Contingencies
Commitments
We did not have any significant commitments related to our redevelopment activities at March 31, 2011. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $3.4 million in loans on certain unconsolidated properties in West Harlem in New York City. Additionally, in certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment of approximately $30.7 million and the assumption of $118.5 million in property debt. The obligor’s right to exercise the put depends upon the achievement of specified operating performance thresholds.
We have an agreement that allows the holder of some of our Series A Community Reinvestment Act Preferred Stock, or the CRA Preferred Stock, to require us to repurchase up to $20.0 million in liquidation preference of the CRA Preferred Stock at a 30% discount. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2011 and 2012. Based on the holder’s ability to require us to repurchase these amounts, the $20.0 million in liquidation preference of CRA Preferred Stock, or the maximum redemption value of such preferred stock, is classified within temporary equity in our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.
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
Limited Partnerships
In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. During the three months ended March 31, 2011, we were contacted by attorneys who indicated that they intended to file a class action lawsuit against us alleging breach of fiduciary duty and other claims with respect to mergers completed earlier in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2011, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 6 — Earnings (Loss) per Share
We calculate earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Loss from continuing operations	$(30,584)	$(36,933)
Loss from continuing operations attributable to noncontrolling interests	7,403	16
Income attributable to preferred stockholders	(12,456)	(12,922)
Income attributable to participating securities	(57)	—

Loss from continuing operations attributable to Aimco common stockholders	$(35,694)	$(49,839)

Income from discontinued operations	$3,307	$20,173
Loss (income) from discontinued operations attributable to noncontrolling interests	614	(10,774)

Income from discontinued operations attributable to Aimco common stockholders	$3,921	$9,399

Net loss	$(27,277)	$(16,760)
Net loss (income) attributable to noncontrolling interests	8,017	(10,758)
Income attributable to preferred stockholders	(12,456)	(12,922)
Income attributable to participating securities	(57)	—

Net loss attributable to Aimco common stockholders	$(31,773)	$(40,440)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	117,320	116,035
Effect of dilutive securities:
Dilutive potential common shares	—	—

Denominator for diluted earnings per share	117,320	116,035

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.43)
Income from discontinued operations attributable to Aimco common stockholders	0.03	0.08

Net loss attributable to Aimco common stockholders	$(0.27)	$(0.35)

As of March 31, 2011 and 2010, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 6.9 million and 7.4 million, respectively. These securities, representing stock options, have been excluded from the earnings (loss) per share computations for the three months ended March 31, 2011 and 2010, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted stock and shares purchased pursuant to officer loans, receive dividends similar to shares of Common Stock and totaled 0.5 million and 0.6 million at March 31, 2011 and 2010, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of March 31, 2011, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.5 million and were potentially redeemable for approximately 3.2 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented. Additionally, based on the Aimco Operating Partnership’s cash redemption policy, they may also be excluded from future earnings (loss) per share computations in periods during which their effect is dilutive.
NOTE 7 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and included 218 properties with 68,645 units at March 31, 2011. Our affordable real estate operations consisted of 217 properties with 25,246 units at March 31, 2011, with rents that are generally paid, in whole or part, by a government agency.
Our chief executive officer, who is our chief operating decision maker, uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of our consolidated and unconsolidated properties; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three months ended March 31, 2011 and 2010 (in thousands):

				Corporate and
	Conventional	Affordable	Proportionate	Amounts Not
	Real Estate	Real Estate	Adjustments	Allocated to
	Operations	Operations	(1)	Segments	Consolidated
Three Months Ended March 31, 2011:
Rental and other property revenues (2)	$210,458	$33,143	$33,137	$579	$277,317
Asset management and tax credit revenues	—	—	—	9,236	9,236

Total revenues	210,458	33,143	33,137	9,815	286,553

Property operating expenses (2)	81,408	13,989	15,253	15,434	126,084
Investment management expenses	—	—	—	3,031	3,031
Depreciation and amortization (2)	—	—	—	100,911	100,911
General and administrative expenses	—	—	—	11,125	11,125
Other expenses, net	—	—	—	3,928	3,928

Total operating expenses	81,408	13,989	15,253	134,429	245,079

Net operating income (loss)	129,050	19,154	17,884	(124,614)	41,474
Other items included in continuing operations	—	—	—	(72,058)	(72,058)

Income (loss) from continuing operations	$129,050	$19,154	$17,884	$(196,672)	$(30,584)

				Corporate and
	Conventional	Affordable	Proportionate	Amounts Not
	Real Estate	Real Estate	Adjustments	Allocated to
	Operations	Operations	(1)	Segments	Consolidated
Three Months Ended March 31, 2010:
Rental and other property revenues (2)	$207,704	$31,317	$32,366	$737	$272,124
Asset management and tax credit revenues	—	—	—	4,701	4,701

Total revenues	207,704	31,317	32,366	5,438	276,825

Property operating expenses (2)	86,195	15,046	15,915	13,643	130,799
Investment management expenses	—	—	—	3,229	3,229
Depreciation and amortization (2)	—	—	—	105,035	105,035
General and administrative expenses	—	—	—	11,736	11,736
Other expenses, net	—	—	—	2,273	2,273

Total operating expenses	86,195	15,046	15,915	135,916	253,072

Net operating income (loss)	121,509	16,271	16,451	(130,478)	23,753
Other items included in continuing operations	—	—	—	(60,686)	(60,686)

Income (loss) from continuing operations	$121,509	$16,271	$16,451	$(191,164)	$(36,933)

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

(2)
Proportionate property net operating income, our key measurement of segment profit or loss, excludes provision for operating real estate impairment losses, property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization. Accordingly, we do not allocate these amounts to our segments.

For the three months ended March 31, 2011 and 2010, capital additions related to our conventional segment totaled $22.9 million and $26.1 million, respectively, and capital additions related to our affordable segment totaled $4.3 million and $9.5 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of acquisitions and redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a self-administered and self-managed real estate investment trust, or REIT. Our principal financial objective is to provide predictable and attractive returns to our stockholders. Our business plan to achieve this objective is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets (as defined in Note 1 to the condensed consolidated financial statements in Item 1) with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market);

•
improve our portfolio by selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, including increased ownership or redevelopment; and

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
Our owned real estate portfolio includes 218 conventional properties with 68,645 units and 217 affordable properties with 25,246 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined below) during the three months ended March 31, 2011. For the three months ended March 31, 2011, our conventional portfolio monthly rents averaged $1,060 and provided 61% operating margins. These average rents increased from $1,052 for the three months ended December 31, 2010. During the three months ended March 31, 2011, on average, conventional new lease rates were 1.9% higher than expiring lease rates, compared to rates 0.9% higher than expiring lease rates in the three months ended December 31, 2010. During the three months ended March 31, 2011, conventional renewal rates were 3.0% higher than expiring lease rates, compared to rates that were 1.6% higher than expiring lease rates in the three months ended December 31, 2010.
Our geographic allocation strategy focuses on the 20 largest markets in the United States to reduce volatility in and our dependence on particular areas of the country. We believe these markets are deep, relatively liquid and possess desirable long-term growth characteristics. They are primarily coastal markets, and also include a number of Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis.

Our portfolio strategy also focuses on asset type and quality. Our target allocation of capital to conventional and affordable properties is 90% and 10%, respectively, of our total property Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity. Our conventional and affordable properties comprised approximately 89% and 11%, respectively, of our total property Net Asset Value, at March 31, 2011.
For conventional assets, we focus on the ownership of primarily B/B+ assets. Refer to Note 1 to the condensed consolidated financial statements in Item 1 for an explanation of our rating system for measuring asset quality. We upgrade the quality of our portfolio through the sale of assets with lower projected returns, which are often in markets less desirable than our target markets, and reinvest these proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, through increased ownership or redevelopment. We prefer the redevelopment of select properties in our existing portfolio to ground-up development, as we believe it provides superior risk adjusted returns with lower volatility. During the three months ended March 31, 2011, we increased our allocation of capital to our target markets by disposing of two conventional properties located outside of our target markets, by investing $3.8 million to increase our ownership in nine conventional properties owned through consolidated real estate partnerships, and by investing $4.9 million in redevelopment of conventional properties included in continuing operations. During the three months ended March 31, 2011, we also disposed of ten affordable properties.
Our leverage strategy focuses on increasing financial returns while minimizing risk. At March 31, 2011, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 13% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At March 31, 2011, we had no outstanding corporate level debt. Our leverage strategy limits refunding risk on our property-level debt. At March 31, 2011, the weighted average maturity of our property-level debt was 8.0 years, with 0.3% of our debt maturing during the remainder of 2011 and on average approximately 6.7% maturing in each of 2012, 2013, 2014 and 2015. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates and inflation. Approximately 93% of our property-level debt is fixed-rate. We continue to focus on refinancing our property debt maturing during the period from 2012 through 2015, to extend maturities and lock in current low interest rates.
As of March 31, 2011, we had the capacity to borrow $263.4 million pursuant to our $300.0 million credit facility (after giving effect to $36.6 million outstanding for undrawn letters of credit). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions.
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
Highlights of our results of operations for the three months ended March 31, 2011, are summarized below:
•
Total Same Store revenues and expenses for the three months ended March 31, 2011, increased by 2.1% and decreased by 6.8%, respectively, as compared to the three months ended March 31, 2010, resulting in an 8.5% increase in net operating income.

•	Average daily occupancy for our Conventional Same Store properties remained high at 96.4% for the three months ended March 31, 2011.

•
Conventional Same Store revenues and expenses for the three months ended March 31, 2011, increased by 1.6% and decreased by 6.6%, respectively, as compared to the three months ended March 31, 2010, resulting in a 7.2% increase in net operating income.

•
As part of our leverage strategy we continued to focus on the refinancing of near term property debt maturities. We refinanced $287.9 million of property debt scheduled to mature during 2011 through 2015 with new property debt totaling $263.3 million and with terms ranging from seven to ten years, resulting in net repayments of $26.7 million (of which our share was $16.5 million).

•	General and administrative expenses decreased by 5% during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
•	As part of our effort to simplify our business, we resigned from our role as asset manager and property manager for approximately 100 properties with approximately 11,400 units.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three months ended March 31, 2011 compared to March 31, 2010
We reported net loss attributable to Aimco of $19.3 million and net loss attributable to Aimco common stockholders of $31.8 million for the three months ended March 31, 2011, compared to net loss attributable to Aimco of $27.5 million and net loss attributable to Aimco common stockholders of $40.4 million for the three months ended March 31, 2010, decreases in losses of $8.2 million and $8.6 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations;
•	an increase in asset management and tax credit revenues, primarily due to reductions of revenue recognized during 2010 (explained further below); and
•
a decrease in income from discontinued operations allocated to noncontrolling interests in consolidated real estate partnerships, primarily due to their share of the decrease in gains on disposition of consolidated real estate properties discussed below.

The effects of these items on our operating results were partially offset by a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2011 as compared to 2010.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists primarily of market-rate apartments with rents paid by the resident and includes 218 properties with 68,645 units. Our affordable real estate portfolio consists of 217 properties with 25,246 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of proportionate property net operating income during the three months ended March 31, 2011.
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

We exclude property management revenues and expenses and casualty related amounts from our definition of proportionate property operating income and therefore from our assessment of segment performance. Accordingly, these items are not included in the following discussion of our segment results. The effects of these items on our real estate operations results are discussed below on a consolidated basis, that is, before adjustments for noncontrolling interests or our interests in unconsolidated real estate partnerships.
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three months ended March 31, 2011 and 2010 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of March 31, 2011. Refer to Note 7 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year comparable period. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers.
During the three months ended March 31, 2011, in addition to properties reclassified into discontinued operations, two properties with 551 units that were previously classified as redevelopment properties met the requirements to be moved into same store and two properties with 1,061 units experienced significant casualty losses and were moved from same store into the other conventional classification.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$189,257	$186,259	$2,998	1.6%
Other Conventional	21,201	21,445	(244)	(1.1%)

Total	210,458	207,704	2,754	1.3%

Property operating expenses:
Conventional same store	70,810	75,803	(4,993)	(6.6%)
Other Conventional	10,598	10,392	206	2.0%

Total	81,408	86,195	(4,787)	(5.6%)

Property net operating income:
Conventional same store	118,447	110,456	7,991	7.2%
Other Conventional	10,603	11,053	(450)	(4.1%)

Total	$129,050	$121,509	$7,541	6.2%

For the three months ended March 31, 2011, as compared to 2010, our conventional segment’s proportionate property net operating income increased $7.5 million, or 6.2%.
Conventional same store net operating income increased by $8.0 million. This increase was partially attributable to a $3.0 million increase in revenue, primarily due to a 40 basis point increase in average physical occupancy and higher average rent (approximately $6 per unit), in addition to an increase in miscellaneous income. Rental rates on new leases transacted during the three months ended March 31, 2011, were 1.9% higher than expiring lease rates and renewal rates were 3.0% higher than expiring lease rates. The increase in same store net operating income was also attributable to a $5.0 million decrease in expense primarily due to reductions in personnel and related costs and marketing expenses and a reduction in real estate tax expense resulting from lower assessed values. Our other conventional net operating income (which includes conventional redevelopment properties) decreased by $0.5 million, due to a decrease in revenue of approximately $0.2 million and an increase in expense of $0.2 million.

Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other (primarily redevelopment properties). Our criteria for classifying affordable properties as same store or redevelopment are consistent with those for our conventional properties described above. During the three months ended March 31, 2011, the only population changes related to our affordable same store portfolio related to properties sold or classified as held for sale and the results of their operations for the periods presented are included in discontinued operations.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Affordable same store	$29,540	$28,006	$1,534	5.5%
Other Affordable	3,603	3,311	292	8.8%

Total	33,143	31,317	1,826	5.8%

Property operating expenses:
Affordable same store	12,486	13,533	(1,047)	(7.7%)
Other Affordable	1,503	1,513	(10)	(0.7%)

Total	13,989	15,046	(1,057)	(7.0%)

Property net operating income:
Affordable same store	17,054	14,473	2,581	17.8%
Other Affordable	2,100	1,798	302	16.8%

Total	$19,154	$16,271	$2,883	17.7%

The proportionate property net operating income of our affordable segment increased $2.9 million, or 17.7%, during the three months ended March 31, 2011, as compared to 2010. Affordable same store net operating income increased by $2.6 million, consisting of a $1.5 million increase in revenue and a $1.1 million decrease in expense. Affordable same store revenue increased partially due to retroactive rent increases awarded in 2011 under government subsidy programs at certain of our affordable properties, $0.2 million of which relates to previous years, and due to higher average rent ($29 per unit) and higher average physical occupancy (39 basis points) at our affordable same store properties. Affordable same store expenses decreased primarily due to a reduction in real estate tax expense resulting from lower assessed values. Approximately $0.7 million of this reduction in real estate tax expense relates to property revaluations associated with 2010 and prior tax years. The increase in affordable proportionate property net operating income was also due to higher net operating income of our other affordable properties of $0.3 million.
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues and expenses and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 7 to the condensed consolidated financial statements in Item 1).
For the three months ended March 31, 2011, as compared to 2010, property management revenues decreased by $0.2 million, from $0.8 million to $0.6 million, primarily due to a reduction in the number of properties managed for third parties. For the three months ended March 31, 2011, as compared to 2010, property operating expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, increased by $1.8 million. Casualty losses increased by $3.1 million, from $1.8 million to $4.9 million, primarily due to a $3.5 million loss incurred during 2011 from severe snow storms in the Northeast which damaged several properties. This increase in losses was partially offset by a $1.3 million decrease in property management expenses, from $11.9 million to $10.6 million, primarily due a reduction in personnel and related expenses.
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions and dispositions. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.

For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, asset management and tax credit revenues increased $4.5 million. This increase is partially attributable to reductions of asset management and tax credit revenues recognized during 2010 for which no corresponding reductions were recognized in 2011, including a $2.4 million write off of syndication fees receivable we determined were uncollectible and a $0.9 million reversal of promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, in connection with our sale of a property from a consolidated joint venture that reduced the cumulative promote income earned.
Asset management and tax credit revenues also increased during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to our recognition of $1.3 million of asset management fees in connection with a transaction with the principals of a portfolio of properties for which we provided asset management and other services. As part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties and we agreed to receive a reduced payment on asset management and other fees owed to us, a portion of which was not previously recognized based on concerns regarding collectibility. We received cash and notes receivable that are guaranteed by a principal in the portfolio and that have a security interest in distributable proceeds from the sale of certain properties in the portfolio.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, investment management expenses decreased $0.2 million. This decrease is primarily due to a reduction in personnel and related costs.
Depreciation and Amortization
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, depreciation and amortization decreased $4.1 million, or 3.9%. This decrease was primarily due to non-real estate assets that became fully depreciated in 2010.
General and Administrative Expenses
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, general and administrative expenses decreased $0.6 million, or 5.2%. This decrease is primarily attributable to net reductions in personnel and related expenses.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, other expenses, net increased by $1.7 million, primarily due to a $2.0 million reimbursement during 2010 of costs associated with certain litigation matters for which there was no comparable activity in 2011.
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
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, interest income decreased by $1.0 million, or 29.8%. This decrease is primarily due to accretion income recognized in 2010 with no similar accretion recognized in 2011.
Interest Expense
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, interest expense, which includes the amortization of deferred financing costs, decreased by $1.3 million, or 1.7%. This decrease was primarily attributable to a reduction in prepayment penalties due to fewer properties refinanced in 2011 as compared to 2010, and a decrease in corporate interest expense due to the repayment of our term loan in July 2010.

Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships
Equity in (losses) earnings of unconsolidated real estate partnerships includes our share of net earnings or losses of our unconsolidated real estate partnerships, and may include impairment losses, gains or losses on the disposition of real estate assets or depreciation expense, which generally exceeds the net operating income recognized by such unconsolidated partnerships.
For the three months ended March 31, 2011, we recognized equity in losses of unconsolidated real estate partnerships of $1.6 million as compared to equity in earnings of unconsolidated real estate partnerships of $9.2 million for the three months ended March 31, 2010. The increase in losses related primarily to our reversal during 2010 of approximately $11.2 million of excess equity in losses recognized by certain of our consolidated partnerships in prior years. These losses were attributed to the noncontrolling interests in the consolidated partnerships that hold such investments and accordingly the losses and related reversal had no significant effect on net loss attributable to Aimco during these periods.
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
For the three months ended March 31, 2011, compared to the three months ended March 31, 2010, income tax benefit decreased by $1.1 million, primarily due to decreases in losses of our TRS entities.
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
For the three months ended March 31, 2011 and 2010, income from discontinued operations totaled $3.3 million and $20.2 million, respectively. The $16.9 million decrease in income from discontinued operations was principally due to a $19.9 million decrease in gain on dispositions of real estate, net of income taxes, partially offset by a $2.8 million decrease in interest expense and a $0.3 million decrease in operating loss (inclusive of a $3.4 million decrease in real estate impairment losses).
During the three months ended March 31, 2011, we disposed of 12 consolidated properties for gross proceeds of $28.9 million and net proceeds of $11.3 million, resulting in a net gain of approximately $7.5 million (which is net of $0.2 million of related income taxes). During the three months ended March 31, 2010, we sold 12 consolidated properties for gross proceeds of $82.6 million and net proceeds of $21.1 million, resulting in a net gain of approximately $27.4 million (which includes $1.1 million of related income taxes). The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.5% management fee, divided by gross proceeds, were 9.7% and 10.3%, respectively, for 2011 sales, and 8.3% and 10.5%, respectively, for 2010 sales.
For the three months ended March 31, 2011 and 2010, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of March 31, 2011.
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
For the three months ended March 31, 2011, we allocated net losses of $7.3 million to noncontrolling interests in consolidated real estate partnerships, as compared to $12.1 million of net income allocated to these noncontrolling interests during the three months ended March 31, 2010, or a variance of $19.4 million. This change was primarily due to an $11.0 million decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the dispositions of real estate in 2011 as compared to 2010, and the noncontrolling interests’ share of a reversal during 2010 of approximately $11.2 million of excess equity in losses recognized in prior years, for which there was no comparable activity in 2011.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. During the next twelve months, we expect to market for sale certain real estate properties that are inconsistent with our long-term investment strategy. For any properties that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these assets or the requirement to reduce the carrying amounts of properties that become held for sale by the estimated costs to sell the assets may result in additional impairment losses.
Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2011 and 2010, we recorded no impairment losses related to properties to be held and used. During the three months ended March 31, 2011 and 2010, we recognized impairment losses of $3.9 million and $7.2 million, respectively, for properties included in discontinued operations, primarily due to reductions in the estimated holding periods for assets sold during these periods or our reduction of the carrying amounts of assets that were classified as held for sale by the estimated costs to sell the assets.

Other assets in our condensed consolidated balance sheet in Item 1 include $66.2 million of goodwill related to our conventional and affordable reportable segments as of March 31, 2011. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our last annual impairment analysis in 2010 and concluded no impairment was necessary. We will perform our next impairment analysis during the three months ending September 30, 2011 and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
Notes Receivable and Interest Income Recognition
Notes receivable from unconsolidated real estate partnerships and from non-affiliates represent our two portfolio segments (as defined in FASB ASC Topic 310) that we use to evaluate for potential loan loss. Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from non-affiliates have stated maturity dates and may require current payments of principal and interest. Repayment of our notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes”; and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has closed or entered into certain pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the notes, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method.
Provision for Losses on Notes Receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize provisions for losses on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. The amount of the provision to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the provision is measured by discounting the estimated cash flows at the loan’s original effective interest rate.
During the three months ended March 31, 2011 and 2010, we recognized net provisions for losses on notes receivable of less than $0.1 million and $0.4 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended March 31, 2011 and 2010, for continuing and discontinued operations, we capitalized $3.1 million and $2.9 million of interest costs, respectively, and $6.5 million and $6.7 million of site payroll and indirect costs, respectively.
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

For the three months ended March 31, 2011 and 2010, our FFO and Pro forma FFO are calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss attributable to Aimco common stockholders (1)	$(31,773)	$(40,440)
Adjustments:
Depreciation and amortization	100,911	105,035
Depreciation and amortization related to non-real estate assets	(3,217)	(3,948)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(9,554)	(10,801)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interest	(120)	(508)
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(6,553)	(17,231)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	394	3,659
Income tax expense (benefit) arising from disposals	178	(1,052)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(5,700)	(5,237)
Preferred stock dividends	12,456	12,922
Amounts allocable to participating securities	57	—

FFO	$57,079	$42,399
Preferred stock dividends	(12,456)	(12,922)
Amounts allocable to participating securities	(232)	(154)

FFO attributable to Aimco common stockholders — diluted	$44,391	$29,323
Operating real estate impairment losses, net of noncontrolling partners’ interest and related income tax benefit	1,474	8,209
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(102)	(571)
Amounts allocable to participating securities	(8)	(40)

Pro forma FFO attributable to Aimco common stockholders — diluted	$45,755	$36,921

FFO and Pro forma FFO attributable to Aimco common stockholders — diluted (3)
Weighed average common shares outstanding — diluted (earnings per share)	117,320	116,035
Dilutive common share equivalents	330	299

Total	117,650	116,334

Notes:

(1)	Represents the numerator for calculating earnings per common share in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity needs. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.

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
As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At March 31, 2011, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our net income (or increase our net loss) attributable to Aimco common stockholders by approximately $3.2 million, or $0.03 per common share, on an annual basis. The effect of an increase in 30-day LIBOR may be mitigated by the effect of our variable rate assets.
As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of March 31, 2011, we had total rate of return swap positions with two financial institutions with notional amounts totaling $165.3 million. Swaps with notional amounts of $151.1 million and $14.2 million have maturity dates in May 2012 and October 2012, respectively. During the three months ended March 31, 2011, we received net cash receipts of $4.5 million under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
During 2011 and 2010, we refinanced certain of the underlying borrowings subject to total rate of return swaps with long-dated, fixed-rate property debt, and we expect to do the same with certain of the underlying borrowings in the remainder of 2011. The average effective interest rate associated with our borrowings subject to the total rate of return swaps was 1.8% at March 31, 2011. To the extent we are successful in refinancing additional of the borrowings subject to the total rate of return swaps during the remainder of 2011, we anticipate the interest cost associated with these borrowings will increase, which would negatively affect our liquidity.
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
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to us. At March 31, 2011, these subsidiaries had provided $6.2 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements.
As of March 31, 2011, the amount available under our revolving credit facility was $263.4 million (after giving effect to $36.6 million outstanding for undrawn letters of credit issued under the revolving credit facility).
At March 31, 2011, we had $81.4 million in cash and cash equivalents, a decrease of $30.0 million from December 31, 2010. At March 31, 2011, we had $199.2 million of restricted cash, a decrease of $1.8 million from December 31, 2010. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2011, our net cash provided by operating activities of $27.7 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2011 increased by $0.9 million as compared to the three months ended March 31, 2010, primarily due to an increase in net operating income of our properties.

Investing Activities
For the three months ended March 31, 2011, our net cash used in investing activities of $1.0 million consisted primarily of capital expenditures, substantially offset by proceeds from disposition of real estate and capital improvement escrows released in connection with refinancing of the related property debt.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2011, we disposed of 12 consolidated properties for an aggregate sales price of $28.9 million, generating proceeds totaling $26.2 million, after the payment of transaction costs and debt prepayment penalties. The $26.2 million is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.
Capital expenditures totaled $30.2 million during the three months ended March 31, 2011, and consisted primarily of Capital Replacements and Capital Improvements, and, to a lesser extent, spending for redevelopment projects and casualties. Capital Replacements represent the share of capital additions that are deemed to replace the consumed portion of acquired capital assets and Capital Improvements represent non-redevelopment capital additions that are made to enhance the value of capital assets.
Financing Activities
For the three months ended March 31, 2011, net cash used in financing activities of $56.6 million was primarily attributed to debt principal payments, dividends paid to common and preferred stockholders and distributions to noncontrolling interests. Proceeds from property loans and our issuance of common stock partially offset the cash outflows.
Property Debt
At March 31, 2011 and December 31, 2010, we had $5.4 billion and $5.5 billion, respectively, in consolidated property debt outstanding, which included $3.9 million and $27.3 million, respectively, of property debt classified within liabilities related to assets held for sale. During the three months ended March 31, 2011, we refinanced $337.9 million of property loans on nine properties and closed a new loan on one property, generating $321.2 million of proceeds from borrowings with a weighted average interest rate of 4.44%. After payment of transaction costs and distributions to limited partners, these refinancing resulted in a $10.4 million net use of cash, which we funded using proceeds from property sales and available cash. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Credit Agreement consists of $300.0 million of revolving loan commitments. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2013, and may be extended for one year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments.
The amount available under the revolving credit facility at March 31, 2011, was $263.4 million (after giving effect to $36.6 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended March 31, 2011, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.58:1 and a ratio of earnings to fixed charges of 1.34:1. We expect to remain in compliance with these covenants during the next twelve months. In the first quarter 2012, the covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges required by our Credit Agreement will increase to 1.50:1 and 1.30:1, respectively.

Equity Transactions
During the three months ended March 31, 2011, we paid cash dividends or distributions totaling $12.5 million, $14.2 million and $2.7 million to preferred stockholders, common stockholders and noncontrolling interests in the Aimco Operating Partnership, respectively.
During the three months ended March 31, 2011, we paid cash distributions of $8.9 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2011 and late 2010.
During the three months ended March 31, 2011, we sold 1.5 million shares of Common Stock under our “at the market,” or ATM, offering program, generating $37.0 million of gross proceeds, or $36.3 million net of commissions. Sales of 375,000 of these shares were initiated during the three months ended March 31, 2011, but settled during April. Accordingly, for accounting purposes these shares were not reflected as issued and outstanding during the three months ended March 31, 2011, and the net proceeds of $9.1 million will be recognized in the subsequent period. We used the net proceeds primarily for corporate purposes.
Pursuant to our ATM offering program, we may issue up to 4.9 million additional shares of our Common Stock. Additionally, we and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
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
We had $361.5 million of floating rate debt and $57.0 million of floating rate preferred stock outstanding at March 31, 2011. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($280.5 million) and floating rate secured notes ($72.5 million). Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1991 has averaged 76% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (76 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $3.0 million and $3.2 million, respectively, on an annual basis.
At March 31, 2011, we had approximately $413.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.6 billion and $5.4 billion, respectively at March 31, 2011. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $5.6 billion to $5.3 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $5.6 billion to $5.9 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. We did not issue any unregistered shares of Common Stock for cash or in exchange for common OP Units during the three months ended March 31, 2011.
(c) Repurchases of Equity Securities. There were no repurchases of our equity securities during the three months ended March 31, 2011. Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of March 31, 2011, we were authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
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
Submission of Matters to a Vote of Security Holders.
We held our 2011 Annual Meeting of Stockholders on Tuesday, April 26, 2011, at our corporate headquarters, 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado. Terry Considine, our Chairman and Chief Executive Officer, presided. Our stockholders considered five proposals, each of which is described in more detail in our Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 14, 2011. On the record date of February 25, 2011, there were 118,729,000 shares of our Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.

Proposal 1: Election of eight directors to serve for a one-year term until the 2012 annual meeting of stockholders.
Our stockholders elected each of the eight nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes

James N. Bailey	97,620,440	2,284,355	26,776	6,829,369
Terry Considine	98,978,049	886,855	66,667	6,829,369
Richard S. Ellwood	97,556,473	2,348,582	26,516	6,829,369
Thomas L. Keltner	98,066,565	1,837,909	27,097	6,829,369
J. Landis Martin	89,646,275	10,263,908	21,388	6,829,369
Robert A. Miller	98,066,629	1,838,035	26,907	6,829,369
Kathleen M. Nelson	98,053,760	1,840,514	37,297	6,829,369
Michael A. Stein	98,064,903	1,845,395	21,273	6,829,369
Proposal 2: The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2011 was ratified as follows:

For	Against	Abstentions	Broker Non-Votes

103,822,087	2,828,371	110,482	—
Proposal 3: Advisory vote to approve the compensation of our executive officers disclosed in the proxy statement.
Our stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes

96,684,985	3,210,511	36,075	6,829,369
Proposal 4: Advisory vote on the frequency of future advisory votes on executive compensation. Holders of a majority of our Common Stock voted at the meeting expressed a preference to hold the advisory vote on executive compensation on an annual basis, and the voting results are set forth below:

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes

90,653,277	178,401	8,983,774	116,119	6,829,369
Based on these results, our Board of Directors intends to hold an annual advisory vote on our executive compensation program.
Proposal 5: Amendment of our charter to permit the Board of Directors to grant waivers of the ownership limit up to 12%. Our stockholders approved the amendment, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes

105,756,586	527,294	477,060	—
Charter Amendment
On April 26, 2011, we held our 2011 Annual Meeting of Stockholders, at which our stockholders voted in favor of an amendment to our Articles of Restatement (the “Charter”) to give our Board of Directors additional flexibility in responding to requests from investors to purchase shares in excess of the 8.7% limitation on a holder’s ownership of the our Common Stock. The amendment to the Charter allows the Board of Directors to grant waivers up to the 12% level in circumstances that would not create any risk to our REIT status. For more information about the amendment to the Charter, please refer to our proxy statement that was filed with the SEC in connection with our 2011 Annual Meeting of Stockholders.
Reclassification of Unissued Preferred Stock
On April 26, 2011, pursuant to Maryland law and our Charter, our Board of Directors reclassified into Common Stock, all of the authorized and unissued shares of each of the following classes of preferred stock: Class B Cumulative Convertible Preferred Stock, Class C Cumulative Preferred Stock, Class D Cumulative Preferred Stock, Class G Cumulative Preferred Stock, Class H Cumulative Preferred Stock, Class I Cumulative Preferred Stock, Class J Cumulative Convertible Preferred Stock, Class K Convertible Cumulative Preferred Stock, Class L Convertible Cumulative Preferred Stock, Class M Convertible Cumulative Preferred Stock, Class N Convertible Cumulative Preferred Stock, Class O Cumulative Convertible Preferred Stock, Class P Convertible Cumulative Preferred Stock, Class Q Cumulative Preferred Stock, Class R Cumulative Preferred Stock, Class S Cumulative Redeemable Preferred Stock, Class W Cumulative Convertible Preferred Stock and Class X Cumulative Convertible Preferred Stock. The reclassification increases the number of authorized shares classified as Common Stock by 63,529,524 shares, from 422,157,736 shares of Common Stock to 485,687,260 shares of Common Stock immediately after the reclassification. The reclassification does not impact any of our issued and outstanding shares of preferred stock.

Restatement of Charter
On April 27, 2011, pursuant to Maryland law and our Charter, we restated our Charter to reflect the charter amendment, the reclassification of the preferred stock and the currently operative provisions of the Charter. A copy of the Charter as restated is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

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
Date: April 29, 2011

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