Form 10-Q
period 2011-09-30
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2011-10-28
CIK 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of Class A Common Stock outstanding as of October 26, 2011: 120,916,144

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 4. Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors	37

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 6. Exhibits	38

Signatures	39

Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Buildings and improvements	$6,959,172	$6,979,467
Land	2,097,137	2,084,987

Total real estate	9,056,309	9,064,454
Less accumulated depreciation	(2,876,894)	(2,766,897)

Net real estate ($805,411 and $846,081 related to VIEs)	6,179,415	6,297,557
Cash and cash equivalents ($42,644 and $34,808 related to VIEs)	75,831	111,325
Restricted cash ($51,694 and $55,076 related to VIEs)	209,481	200,025
Accounts receivable, net	40,848	49,855
Deferred financing costs, net	46,670	46,454
Notes receivable, net	114,630	116,726
Investment in unconsolidated real estate partnerships ($39,043 and $54,374 related to VIEs)	63,942	59,282
Other assets	250,296	199,886
Deferred income tax assets, net	61,589	58,736
Assets held for sale	—	238,720

Total assets	$7,042,702	$7,378,566

LIABILITIES AND EQUITY
Non-recourse property debt ($641,847 and $637,967 related to VIEs)	$5,233,525	$5,291,612
Revolving credit facility borrowings	26,200	—

Total indebtedness	5,259,725	5,291,612

Accounts payable	24,999	27,322
Accrued liabilities and other ($81,901 and $94,656 related to VIEs)	278,606	297,121
Deferred income	150,357	150,453
Security deposits	34,516	33,829
Liabilities related to assets held for sale	—	168,029

Total liabilities	5,748,203	5,968,366

Preferred noncontrolling interests in Aimco Operating Partnership	83,385	83,428
Preferred stock subject to repurchase agreement	10,000	20,000

Commitments and contingencies (Note 8)	—	—

Equity:
Perpetual Preferred Stock	656,015	657,601
Class A Common Stock, $0.01 par value, 480,887,260 and 422,157,736 shares authorized, 120,916,144 and 117,642,872 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,209	1,176
Additional paid-in capital	3,106,079	3,070,296
Accumulated other comprehensive loss	(8,312)	(2,076)
Distributions in excess of earnings	(2,803,679)	(2,680,955)

Total Aimco equity	951,312	1,046,042

Noncontrolling interests in consolidated real estate partnerships	279,997	291,458
Common noncontrolling interests in Aimco Operating Partnership	(30,195)	(30,728)

Total equity	1,201,114	1,306,772

Total liabilities and equity	$7,042,702	$7,378,566

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Rental and other property revenues	$269,525	$263,481	$805,749	$788,057
Asset management and tax credit revenues	11,885	9,711	28,772	24,208

Total revenues	281,410	273,192	834,521	812,265

OPERATING EXPENSES:
Property operating expenses	119,903	116,786	356,634	362,784
Investment management expenses	2,386	2,609	7,604	10,979
Depreciation and amortization	97,321	101,704	287,739	305,066
Provision for operating real estate impairment losses	149	—	149	—
General and administrative expenses	12,664	12,096	36,162	39,015
Other expenses, net	4,870	4,416	13,952	2,173

Total operating expenses	237,293	237,611	702,240	720,017

Operating income	44,117	35,581	132,281	92,248

Interest income	3,273	2,362	7,771	7,437
Recovery of (provision for) losses on notes receivable, net	233	(6)	180	(284)
Interest expense	(73,152)	(74,544)	(243,169)	(225,305)
Equity in losses of unconsolidated real estate partnerships	(4,987)	(15,653)	(8,432)	(11,799)
Gain on dispositions of unconsolidated real estate and other	3,095	883	5,115	5,368

Loss before income taxes and discontinued operations	(27,421)	(51,377)	(106,254)	(132,335)
Income tax benefit	1,110	4,385	5,704	11,042

Loss from continuing operations	(26,311)	(46,992)	(100,550)	(121,293)
Income from discontinued operations, net	30,968	18,510	50,959	65,881

Net income (loss)	4,657	(28,482)	(49,591)	(55,412)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(5,464)	11,213	4,612	1,795
Net (income) loss attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,670)	84	(5,012)	(3,292)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	1,035	2,263	5,838	6,644

Total noncontrolling interests	(6,099)	13,560	5,438	5,147

Net loss attributable to Aimco	(1,442)	(14,922)	(44,153)	(50,265)
Net income attributable to Aimco preferred stockholders	(13,301)	(13,576)	(35,429)	(36,626)
Net income attributable to participating securities	(58)	(2)	(169)	—

Net loss attributable to Aimco common stockholders	$(14,801)	$(28,500)	$(79,751)	$(86,891)

Earnings (loss) attributable to Aimco per common share — basic and diluted (Note 9):
Loss from continuing operations attributable to Aimco common stockholders	$(0.26)	$(0.35)	$(0.92)	$(1.10)
Income from discontinued operations attributable to Aimco common stockholders	0.14	0.10	0.25	0.35

Net loss attributable to Aimco common stockholders	$(0.12)	$(0.25)	$(0.67)	$(0.75)

Weighted average common shares outstanding, basic and diluted	120,339	116,434	118,939	116,264

Dividends declared per common share	$0.12	$0.10	$0.36	$0.20

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,591)	$(55,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	287,739	305,066
Equity in losses of unconsolidated real estate partnerships	8,432	11,799
Gain on dispositions of unconsolidated real estate and other	(5,115)	(5,368)
Discontinued operations	(45,288)	(44,957)
Other adjustments	(2,986)	(553)
Net changes in operating assets and operating liabilities	(16,810)	(20,406)

Net cash provided by operating activities	176,381	190,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(63,853)	—
Capital expenditures	(118,430)	(130,790)
Proceeds from dispositions of real estate	187,737	143,719
Purchases of corporate assets	(11,891)	(6,782)
Purchase of investments in debt securities (Note 4)	(51,534)	—
Originations of notes receivable from unconsolidated real estate partnerships	(641)	(968)
Proceeds from collection of notes receivable	9,995	1,691
Proceeds from sale of interests in and distributions from real estate partnerships	11,342	11,792
Net increase in cash from consolidation and deconsolidation of entities	—	13,118
Other investing activities	19,031	9,745

Net cash (used in) provided by investing activities	(18,244)	41,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	767,523	167,367
Principal repayments on non-recourse property debt	(905,791)	(213,295)
Payments on term loans	—	(90,000)
Net borrowings on revolving credit facility	26,200	—
Proceeds from issuance of preferred stock	19,028	96,110
Redemptions and repurchases of preferred stock	(28,567)	(7,000)
Proceeds from issuance of Common Stock	72,012	—
Proceeds from Class A Common Stock option exercises	1,806	1,806
Payment of dividends to holders of preferred stock	(37,390)	(38,760)
Payment of dividends to holders of Class A Common Stock	(43,075)	(35,027)
Payment of distributions to noncontrolling interests	(41,009)	(45,201)
Other financing activities	(24,368)	(3,892)

Net cash used in financing activities	(193,631)	(167,892)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,494)	63,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,325	81,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,831	$145,062

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
As of September 30, 2011, we:
•	owned an equity interest in 205 conventional real estate properties with 64,781 units;
•	owned an equity interest in 201 affordable real estate properties with 24,040 units; and
•
provided services for, or managed, 11,233 units in 159 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 199 conventional properties with 63,335 units and 160 affordable properties with 19,969 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 11) during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, as part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties with approximately 11,400 units.
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
Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. As of September 30, 2011, we held an interest of approximately 94% in the common partnership units and high performance units of the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, High Performance Units and preferred OP Units, respectively. At September 30, 2011, after elimination of shares held by consolidated subsidiaries, 120,916,144 shares of our Common Stock were outstanding and the Aimco Operating Partnership had 8,289,841 common OP Units and high performance units outstanding for a combined total of 129,205,985 shares of Common Stock, common OP Units and high performance units outstanding.
Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. Refer to Note 5 for further discussion of our variable interest entities.

Equity (including Noncontrolling Interests)
The following table presents a reconciliation of our consolidated temporary equity accounts from December 31, 2010 to September 30, 2011 (in thousands):

	Preferred
	noncontrolling	Preferred stock
	interests in Aimco	subject to
	Operating	repurchase
	Partnership	agreement
Balance, December 31, 2010	$83,428	$20,000
Preferred distributions	(5,012)	—
Redemption of preferred units	(43)	—
Repurchase of preferred shares	—	(10,000)
Net income	5,012	—

Balance, September 30, 2011	$83,385	$10,000

The following table presents a reconciliation of our consolidated permanent equity accounts from December 31, 2010 to September 30, 2011 (in thousands):

		Noncontrolling	Common
		interests in	noncontrolling
		consolidated real	interests in
	Aimco	estate	Aimco Operating	Total
	Equity	partnerships	Partnership	Equity
Balance, December 31, 2010	$1,046,042	$291,458	$(30,728)	$1,306,772
Contributions	—	12,358	—	12,358
Issuance of common stock	72,012	—	—	72,012
Issuance of preferred stock	19,028	—	—	19,028
Redemptions and repurchases of preferred stock	(18,567)	—	—	(18,567)
Preferred stock dividends	(37,390)	—	—	(37,390)
Common dividends and distributions	(43,075)	(32,974)	(3,021)	(79,070)
Repurchases of common units	—	—	(4,831)	(4,831)
Amortization of stock based compensation cost	4,725	—	—	4,725
Stock option exercises	1,806	—	—	1,806
Effect of changes in ownership for consolidated entities (Note 4)	(43,085)	14,124	14,827	(14,134)
Change in accumulated other comprehensive loss	(6,236)	(402)	(604)	(7,242)
Other	205	45	—	250
Net loss	(44,153)	(4,612)	(5,838)	(54,603)

Balance, September 30, 2011	$951,312	$279,997	$(30,195)	$1,201,114

Comprehensive Income or Loss
As discussed in Note 4, we have investments classified as available for sale which are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity. Additionally, as discussed in Note 6, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within equity. Our consolidated comprehensive loss for the three months ended September 30, 2011 and 2010, totaled $3.3 million and $30.3 million, respectively, and for the nine months ended September 30, 2011 and 2010, totaled $56.8 million and $59.2 million, respectively, before the effects of noncontrolling interests.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which revises the manner in which companies present comprehensive income. Under ASU 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the effect ASU 2011-05 will have on our consolidated financial statements and have not yet determined which method of presentation we will elect.
Concentration of Credit Risk
At September 30, 2011, we had total rate of return swap positions with two financial institutions totaling $144.7 million. We periodically evaluate counterparty credit risk associated with these arrangements. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. However, at the current time, we have concluded we do not have material exposure.

Income Taxes
In March 2008, we were notified by the Internal Revenue Service, or the IRS, that it intended to examine the 2006 Federal tax return for the Aimco Operating Partnership. During June 2008, the IRS issued AIMCO-GP, Inc., the general partner and tax matters partner of the Aimco Operating Partnership, a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine the 2007 Federal tax return for the Aimco Operating Partnership. During November 2009, the IRS issued AIMCO-GP, Inc. a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2007 Federal tax return. These matters are currently pending administratively before IRS Appeals and the IRS has made no determination. We do not expect the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
In October 2011, we were notified by the IRS that it intends to examine refund claims related to the carry back of our taxable REIT subsidiary’s 2009 net operating loss. We do not anticipate that this examination will result in any material effect on our unrecognized tax benefits, financial condition or results of operations.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale at the particular balance sheet date. At September 30, 2011 we had no properties classified as held for sale. At December 31, 2010, we had 39 properties with an aggregate of 6,701 units classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

December 31,
2010
Real estate, net	$235,674
Other assets	3,046

Assets held for sale	$238,720

Property debt	$166,171
Other liabilities	1,858

Liabilities related to assets held for sale	$168,029

During the nine months ended September 30, 2011 and 2010, we sold or disposed of 39 properties and 31 properties with an aggregate of 6,701 units and 5,048 units, respectively. During the year ended December 31, 2010, we disposed of 51 consolidated properties with an aggregate of 8,189 units. Discontinued operations for all periods presented includes the results of operations for the periods prior to the date of disposition for all properties disposed on or before September 30, 2011.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco and to noncontrolling interests for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Rental and other property revenues	$3,428	$21,202	$23,917	$77,596
Property operating expenses	(2,816)	(12,489)	(13,355)	(42,761)
Depreciation and amortization	(931)	(6,340)	(7,695)	(21,909)
Provision for operating real estate impairment losses	(5,522)	(1,429)	(11,829)	(9,550)

Operating (loss) income	(5,841)	944	(8,962)	3,376
Interest income	44	111	361	298
Interest expense	(862)	(4,082)	(5,252)	(14,209)

Loss before gain on dispositions of real estate and income tax	(6,659)	(3,027)	(13,853)	(10,535)
Gain on dispositions of real estate	37,467	21,084	64,901	74,406
Income tax benefit (expense)	160	453	(89)	2,010

Income from discontinued operations, net	$30,968	$18,510	$50,959	$65,881

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(12,734)	$(5,205)	$(18,689)	$(21,372)
Noncontrolling interests in Aimco Operating Partnership	(1,274)	(890)	(2,211)	(2,983)

Total noncontrolling interests	(14,008)	(6,095)	(20,900)	(24,355)

Income from discontinued operations attributable to Aimco	$16,960	$12,415	$30,059	$41,526

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $2.6 million and $7.6 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $3.8 million for the three and nine months ended September 30, 2010, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2011, we allocated $1.0 million and $2.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.9 million and $2.2 million, respectively, were recognized as a reduction of gain on dispositions of real estate and $0.1 million and $0.5 million, respectively, were recognized as an adjustment of impairment losses during the three and nine months ended September 30, 2011. In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2010, we allocated $0.5 million and $3.3 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.3 million and $2.9 million, respectively, were treated as a reduction of gain on dispositions of real estate and $0.2 million and $0.4 million, respectively, were treated as an adjustment of impairment losses during the three and nine months ended September 30, 2010. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the nine months ended September 30, 2011 and 2010, the purchasers assumed approximately $95.4 million and $120.9 million, respectively, of non-recourse property debt.
NOTE 4 — Other Significant Transactions
Investments in Real Estate Properties
During the three months ended September 30, 2011, we acquired a vacant, 126-unit property located in San Francisco’s Marin County submarket. We intend to redevelop the property, increasing our total investment in the property to approximately $65.0 million upon completion. Additionally, during the nine months ended September 30, 2011, we acquired noncontrolling interests (approximately 50%) in entities that own four contiguous properties with 142 units located in La Jolla, California (near San Diego).

Property Loan Securitization Transactions
During the nine months ended September 30, 2011, we completed a series of related financing transactions that repaid $625.7 million of non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with proceeds from new long-term, fixed-rate, non-recourse property loans, or the New Loans. The New Loans, which total $673.8 million, were closed in three parts; $218.6 million closed during the three months ended December 31, 2010, $120.6 million closed during the three months ended March 31, 2011, and $334.6 million closed during the three months ended June 30, 2011. All of the New Loans have ten year terms, with principal scheduled to amortize over 30 years. Subsequent to origination, the New Loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the New Loans. The securitization trust holds only the New Loans referenced above and the trust securities trade under the label FREMF 2011K-AIV. In connection with the refinancings, during the nine months ended September 30, 2011, we recognized a loss on debt extinguishment of $23.0 million in interest expense, consisting of $20.7 million in prepayment penalties and a $2.3 million write off of previous deferred loan costs.
During the nine months ended September 30, 2011, as part of the securitization transaction, we purchased for $51.5 million the first loss and mezzanine positions in the securitization trust, which have a face value of $100.9 million and stated maturity dates corresponding to the terms of the loans held by the trust. We designated these investments as available for sale securities and they are included in other assets in our condensed consolidated balance sheet at September 30, 2011. These investments were initially recognized at their purchase price and the discount to the face value will be accreted into interest income over the expected term of the securities. Based on their classification as available for sale securities, we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity.
Aimco Equity Transactions
During the three months ended September 30, 2011, we issued approximately 823,800 shares of 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering and subsequent offerings through an at-the-market, or ATM, offering program, for net proceeds per share of $23.11 (reflecting an average price to the public of $24.21 per share, less an underwriting discount, commissions and transaction costs of approximately $1.10 per share). The offerings generated net proceeds of $19.0 million.
Also during the three months ended September 30, 2011, primarily using the proceeds from our Class Z Cumulative Preferred Stock issuances, we redeemed 862,500 shares (25% of the amount outstanding) of our Class V Cumulative Preferred Stock. This redemption was for cash at a price equal to $25.00 per share, or $21.6 million in aggregate, plus accumulated and unpaid dividends of approximately $0.2 million. In connection with the redemption, $0.8 million of issuance costs previously recorded as a reduction of additional paid-in capital were reflected as an increase in net income attributable to preferred stockholders for purposes of calculating earnings per share for the three and nine months ended September 30, 2011.
During the three and nine months ended September 30, 2011, we sold 0.1 million and 2.9 million shares of Common Stock under our common stock ATM offering program, generating $3.0 million and $73.6 million of gross proceeds, or $2.8 million and $72.0 million, respectively, net of commissions. We used the net proceeds primarily to fund the prepayment penalties and investments discussed above.
Acquisitions of Noncontrolling Partnership Interests
During the nine months ended September 30, 2011, we acquired the remaining noncontrolling limited partnership interests in six consolidated real estate partnerships that own nine properties and in which our affiliates serve as general partner, for a total cost of $13.6 million. We recognized the excess of the cost over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within Aimco equity, net of the amount of such adjustment allocated to common noncontrolling interests in Aimco Operating Partnership. During the nine months ended September 30, 2010, there were no comparable acquisitions of noncontrolling limited partnership interests.
NOTE 5 — Variable Interest Entities
As of September 30, 2011, we were the primary beneficiary of, and therefore consolidated, approximately 124 VIEs, which owned 84 apartment properties with 12,982 units. Real estate with a carrying value of $805.4 million collateralized $641.8 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.

As of September 30, 2011, we also held variable interests in 215 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 268 apartment properties with 15,818 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $33.4 million at September 30, 2011, are held through consolidated investment partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.6 million at September 30, 2011, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.6 million recorded investment in such entities.
In addition to our investments in unconsolidated VIEs discussed above, at September 30, 2011, we had in aggregate $99.7 million of receivables from these unconsolidated VIEs and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.2 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
As discussed in Note 8, noncompliance with applicable requirements related to our consolidated and unconsolidated tax credit partnerships, substantially all of which are VIEs, could result in projected tax credits not being realized and require a refund of investor contributions already received or a reduction of future investor contributions. We have not historically had, nor do we anticipate, any material refunds or reductions of investor capital contributions in connection with these arrangements.
NOTE 6 — Derivative Financial Instruments
We have limited exposure to derivative financial instruments. We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity, as appropriate.
At September 30, 2011 and December 31, 2010, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $6.6 million and $2.7 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At September 30, 2011, these interest rate swaps had a weighted average term of 9.4 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are identified in the recurring fair value measurements table in Note 7.
If the forward rates at September 30, 2011 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from a lower effective rate than the underlying variable rates on this debt.
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
As of September 30, 2011 and December 31, 2010, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $144.3 million and $276.9 million, respectively. We reduced by $132.0 million the amount of debt subject to certain total rate of return swaps and terminated the associated swaps during the nine months ended September 30, 2011, in connection with our refinancing of the underlying debt. We repaid this debt at par and, accordingly, no payments were required upon termination of the swaps. The remaining reduction in the outstanding principal balance during the nine months ended September 30, 2011 was due to other principal amortization. At September 30, 2011, the weighted average fixed receive rate under the total return swaps was 6.3% and the weighted average variable pay rate was 1.8%, based on the applicable index rates effective as of that date. Information regarding the fair value of these instruments at September 30, 2011 and December 31, 2010, is included in the recurring fair value measurements table in Note 7.

NOTE 7 — Fair Value Measurements
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
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in securities classified as available for sale (AFS), interest rate swaps (IR swaps), total rate of return swaps (TRR swaps) and debt subject to TRR swaps (TRR debt) (in thousands):

	Level 2		Level 3
		IR	TRR	TRR
	AFS (1)	swaps (2)	swaps (3)	debt (4)	Total
Fair value at December 31, 2009	$—	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (5)	—	(35)	5,771	(5,771)	(35)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity	—	(3,806)	—	—	(3,806)

Fair value at September 30, 2010	$—	$(5,437)	$(18,536)	$18,536	$(5,437)

Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	—	—	—	51,534
Investment accretion (see Note 4)	939	—	—	—	939
Unrealized gains (losses) included in earnings (5)	—	(36)	11,772	(11,772)	(36)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity	(3,428)	(3,814)	—	—	(7,242)

Fair value at September 30, 2011	$49,045	$(6,596)	$(7,770)	$7,770	$42,449

(1)
The fair value of investments classified as available for sale is estimated using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The discount to the face value of the investments is accreted into interest income over the expected term of the investments. The amortized cost of these investments was $52.5 million at September 30, 2011. Although the amortized cost exceeded the fair value of these investments at September 30, 2011, there are no requirements for us to sell these investments prior to their maturity dates and we believe we will fully recover the investments. Accordingly, we believe the impairment in the fair value of these investments is temporary and we have not recognized any of the loss in value in earnings. Refer to Note 4 for further discussion of these investments.

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

(4)
This represents changes in fair value of debt subject to total rate of return swaps. We estimate the fair value of debt instruments using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, collateral quality and loan-to-value ratios on similarly encumbered assets within our portfolio. These borrowings are collateralized and non-recourse to us; therefore, we believe changes in our credit rating will not materially affect a market participant’s estimate of the borrowings’ fair value.

(5)
Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value, including revaluations resulting from repayment of the debt at par, and have not resulted from the settlement of a swap position as we have not historically incurred any termination payments upon settlement. These unrealized gains (losses) are included in interest expense in the accompanying condensed consolidated statements of operations.

The table below presents information regarding amounts measured at fair value in our condensed consolidated financial statements on a nonrecurring basis during the nine months ended September 30, 2011 and 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Fair value	Total	Fair value	Total
	measurement	gain (loss)	measurement	gain (loss)
Real estate (impairment losses) (1)(3)	$59,547	$(10,522)	$43,961	$(8,341)
Real estate (newly consolidated) (2)(3)	—	—	117,083	1,104
Property debt (newly consolidated) (2)(4)	—	—	83,890	—

(1)
During the nine months ended September 30, 2011 and 2010, we reduced the aggregate carrying amounts of $70.1 million and $52.3 million, respectively, for real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to their classification as held for sale, we evaluated the recoverability of their carrying amounts based on an analysis of the undiscounted cash flows over the anticipated expected holding period.

(2)
In connection with our adoption of revised accounting guidance regarding consolidation of VIEs and reconsideration events during the nine months ended September 30, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation resulted in an adjustment of consolidated equity (allocated between Aimco and noncontrolling interests) for those partnerships consolidated in connection with our adoption of the revised accounting guidance for VIEs. For the partnerships we consolidated at fair value due to reconsideration events during the nine months ended September 30, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our condensed consolidated statement of operations for the nine months ended September 30, 2010.

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
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term debt approximates their aggregate carrying amounts at September 30, 2011 and December 31, 2010, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and long-term debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our condensed consolidated balance sheets) was approximately $112.3 million and $116.0 million at September 30, 2011 and December 31, 2010, respectively, as compared to their carrying amounts of $124.2 million and $127.6 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.8 billion and $5.5 billion at September 30, 2011 and December 31, 2010, respectively, as compared to aggregate carrying amounts of $5.3 billion and $5.5 billion, respectively. The fair values of our derivative instruments at September 30, 2011 and December 31, 2010, are included in the recurring fair value measurements table above.
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

NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $19.3 million related to construction projects, most of which we expect to incur during the remainder of 2011 and during 2012. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $3.2 million in loans on certain unconsolidated properties in West Harlem in New York City. Additionally, in certain circumstances, the obligor under these notes has the ability to put the properties to us, which would result in a cash payment of approximately $31.2 million and the assumption of $118.0 million in property debt. The obligor’s right to exercise the put depends upon the achievement of specified operating performance thresholds.
We have an agreement that allows the holder of some of our Series A Community Reinvestment Act Preferred Stock, or the CRA Preferred Stock, to require us to repurchase $10.0 million in liquidation preference of the CRA Preferred Stock at a 30% discount, during the three months ending June 30, 2012. Based on the holder’s ability to require us to repurchase this amount, the $10.0 million in liquidation preference of CRA Preferred Stock, or the maximum redemption value of such preferred stock, is classified within temporary equity in our condensed consolidated balance sheet at September 30, 2011.
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
During the three months ended June 30, 2011, we mediated the previously disclosed dispute with respect to mergers completed earlier in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships. As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units. During the three months ended September 30, 2011, claims and stipulations of settlement were filed in Colorado State Court, District of Denver and with the American Arbitration Association. The parties are currently seeking approval of the settlements in the respective venues.
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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2011, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 9 — Earnings (Loss) per Share
We calculate earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(26,311)	$(46,992)	$(100,550)	$(121,293)
Loss from continuing operations attributable to noncontrolling interests	7,909	19,655	26,338	29,502
Income attributable to preferred stockholders	(13,301)	(13,576)	(35,429)	(36,626)
Income attributable to participating securities	(58)	(2)	(169)	—

Loss from continuing operations attributable to Aimco common stockholders	$(31,761)	$(40,915)	$(109,810)	$(128,417)

Income from discontinued operations	$30,968	$18,510	$50,959	$65,881
Income from discontinued operations attributable to noncontrolling interests	(14,008)	(6,095)	(20,900)	(24,355)

Income from discontinued operations attributable to Aimco common stockholders	$16,960	$12,415	$30,059	$41,526

Net income (loss)	$4,657	$(28,482)	$(49,591)	$(55,412)
(Income) loss attributable to noncontrolling interests	(6,099)	13,560	5,438	5,147
Income attributable to preferred stockholders	(13,301)	(13,576)	(35,429)	(36,626)
Income attributable to participating securities	(58)	(2)	(169)	—

Net loss attributable to Aimco common stockholders	$(14,801)	$(28,500)	$(79,751)	$(86,891)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	120,339	116,434	118,939	116,264
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share	120,339	116,434	118,939	116,264

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Aimco common stockholders	$(0.26)	$(0.35)	$(0.92)	$(1.10)
Income from discontinued operations attributable to Aimco common stockholders	0.14	0.10	0.25	0.35

Net loss attributable to Aimco common stockholders	$(0.12)	$(0.25)	$(0.67)	$(0.75)

As of September 30, 2011 and 2010, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 6.3 million and 7.2 million, respectively. These securities, representing stock options, have been excluded from the earnings (loss) per share computations for the three and nine months ended September 30, 2011 and 2010, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted stock and shares purchased pursuant to officer loans, receive dividends similar to shares of Common Stock and totaled 0.5 million and 0.6 million at September 30, 2011 and 2010, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of September 30, 2011, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.5 million and were potentially redeemable for approximately 3.7 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented. Additionally, based on the Aimco Operating Partnership’s cash redemption policy, they may also be excluded from future earnings (loss) per share computations in periods during which their effect is dilutive.
NOTE 10 — Notes Receivable
Our notes receivable have stated maturity dates and may require current payments of principal and interest. Repayment of our notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes”; and “discounted notes,” which includes loans extended by predecessors whose positions we generally acquired at a discount and loans extended by us that were discounted at origination.
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

The following table summarizes our notes receivable as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Par value notes	$19,657	$17,899
Discounted notes	94,973	98,827
Allowance for loan losses	—	—

Total notes receivable	$114,630	$116,726

Face value of discounted notes	$103,291	$108,621
Notes receivable have various annual interest rates ranging between 2.1% and 8.8% and averaging 4.1%. Included in the notes receivable at September 30, 2011 and December 31, 2010 are $97.5 million and $103.9 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.
During the nine months ended September 30, 2011, there have been no significant changes in the carrying amounts, our average recorded investment in or unpaid principal balances for impaired loans. During the three and nine months ended September 30, 2011 and 2010, we did not recognize any significant amounts of interest income related to impaired or non-impaired notes receivable.
We recognize interest income as earned on the $19.7 million of our par value notes receivable at September 30, 2011 that are estimated to be collectible and have not been impaired. Of our total par value notes outstanding at September 30, 2011, notes with balances of $19.0 million have stated maturity dates and the remainder have no stated maturity dates and are governed by the terms of the partnership agreements pursuant to which the loans were extended. At September 30, 2011, none of the par value notes with stated maturity dates were past due.
NOTE 11 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and included 205 properties with 64,781 units at September 30, 2011. Our affordable real estate operations consisted of 201 properties with 24,040 units at September 30, 2011, with rents that are generally paid, in whole or part, by a government agency.
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

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and nine months ended September 30, 2011 and 2010 (in thousands):

				Corporate and
	Conventional	Affordable		Amounts Not
	Real Estate	Real Estate	Proportionate	Allocated to
	Operations	Operations	Adjustments (1)	Segments	Consolidated
Three Months Ended September 30, 2011:
Rental and other property revenues (2)	$206,115	$32,715	$30,501	$194	$269,525
Asset management and tax credit revenues	—	—	—	11,885	11,885

Total revenues	206,115	32,715	30,501	12,079	281,410

Property operating expenses (2)	79,514	13,373	13,495	13,521	119,903
Investment management expenses	—	—	—	2,386	2,386
Depreciation and amortization (2)	—	—	—	97,321	97,321
Provision for operating real estate impairment losses (2)	—	—	—	149	149
General and administrative expenses	—	—	—	12,664	12,664
Other expenses, net	—	—	—	4,870	4,870

Total operating expenses	79,514	13,373	13,495	130,911	237,293

Net operating income (loss)	126,601	19,342	17,006	(118,832)	44,117
Other items included in continuing operations	—	—	—	(70,428)	(70,428)

Income (loss) from continuing operations	$126,601	$19,342	$17,006	$(189,260)	$(26,311)

Three Months Ended September 30, 2010:
Rental and other property revenues (2)	$200,667	$31,573	$30,591	$650	$263,481
Asset management and tax credit revenues	—	—	—	9,711	9,711

Total revenues	200,667	31,573	30,591	10,361	273,192

Property operating expenses (2)	76,467	13,765	13,562	12,992	116,786
Investment management expenses	—	—	—	2,609	2,609
Depreciation and amortization (2)	—	—	—	101,704	101,704
General and administrative expenses	—	—	—	12,096	12,096
Other expenses, net	—	—	—	4,416	4,416

Total operating expenses	76,467	13,765	13,562	133,817	237,611

Net operating income (loss)	124,200	17,808	17,029	(123,456)	35,581
Other items included in continuing operations	—	—	—	(82,573)	(82,573)

Income (loss) from continuing operations	$124,200	$17,808	$17,029	$(206,029)	$(46,992)

Nine Months Ended September 30, 2011:
Rental and other property revenues (2)	$613,688	$97,947	$93,065	$1,049	$805,749
Asset management and tax credit revenues	—	—	—	28,772	28,772

Total revenues	613,688	97,947	93,065	29,821	834,521

Property operating expenses (2)	233,126	40,488	41,075	41,945	356,634
Investment management expenses	—	—	—	7,604	7,604
Depreciation and amortization (2)	—	—	—	287,739	287,739
Provision for operating real estate impairment losses (2)	—	—	—	149	149
General and administrative expenses	—	—	—	36,162	36,162
Other expenses, net	—	—	—	13,952	13,952

Total operating expenses	233,126	40,488	41,075	387,551	702,240

Net operating income (loss)	380,562	57,459	51,990	(357,730)	132,281
Other items included in continuing operations	—	—	—	(232,831)	(232,831)

Income (loss) from continuing operations	$380,562	$57,459	$51,990	$(590,561)	$(100,550)

				Corporate and
	Conventional	Affordable		Amounts Not
	Real Estate	Real Estate	Proportionate	Allocated to
	Operations	Operations	Adjustments (1)	Segments	Consolidated
Nine Months Ended September 30, 2010:
Rental and other property revenues (2)	$600,640	$93,847	$91,530	$2,040	$788,057
Asset management and tax credit revenues	—	—	—	24,208	24,208

Total revenues	600,640	93,847	91,530	26,248	812,265

Property operating expenses (2)	235,612	42,331	41,820	43,021	362,784
Investment management expenses	—	—	—	10,979	10,979
Depreciation and amortization (2)	—	—	—	305,066	305,066
General and administrative expenses	—	—	—	39,015	39,015
Other expenses, net	—	—	—	2,173	2,173

Total operating expenses	235,612	42,331	41,820	400,254	720,017

Net operating income (loss)	365,028	51,516	49,710	(374,006)	92,248
Other items included in continuing operations	—	—	—	(213,541)	(213,541)

Income (loss) from continuing operations	$365,028	$51,516	$49,710	$(587,547)	$(121,293)

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

For the nine months ended September 30, 2011 and 2010, capital additions related to our conventional segment totaled $111.2 million and $104.9 million, respectively, and capital additions related to our affordable segment totaled $12.2 million and $24.0 million, respectively.

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
Our owned real estate portfolio includes 205 conventional properties with 64,781 units and 201 affordable properties with 24,040 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 11 to the condensed consolidated financial statements in Item 1) during the nine months ended September 30, 2011. For the three months ended September 30, 2011, our conventional portfolio monthly rents averaged $1,112 and provided 61% operating margins. These average rents increased from $1,079 for the three months ended June 30, 2011. During the three months ended September 30, 2011, on average, conventional new lease rates were 6.1% higher than expiring lease rates, compared to rates that were 5.1% higher than expiring lease rates in the three months ended June 30, 2011. During the three months ended September 30, 2011, conventional renewal rates were 5.6% higher than expiring lease rates, compared to rates that were 3.6% higher than expiring lease rates in the three months ended June 30, 2011.
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

Our portfolio strategy also focuses on asset type and quality. Our target allocation of capital to conventional and affordable properties is 90% and 10%, respectively, of our total property net asset value, which is the estimated fair value of our properties and related assets, net of liabilities. Our conventional and affordable properties comprised approximately 88% and 12%, respectively, of our total property net asset value, at September 30, 2011.
For conventional assets, we focus on the ownership of primarily B/B+ assets. Refer to Note 1 to the condensed consolidated financial statements in Item 1 for an explanation of our rating system for measuring asset quality. We upgrade the quality of our portfolio through the sale of assets with lower projected returns, which are often in markets less desirable than our target markets, and reinvest these proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, through increased ownership or redevelopment. We prefer the redevelopment of select properties in our existing portfolio to ground-up development, as we believe it provides superior risk adjusted returns with lower volatility. During the nine months ended September 30, 2011, we increased our allocation of capital to our target markets by:
•	disposing of seven conventional properties located outside of our target markets for $61.5 million;
•	investing $63.9 million to purchase interests in conventional properties located within our target markets;
•	investing $35.5 million in redevelopment of conventional properties included in continuing operations; and
•
increasing to 100% our ownership in nine conventional properties owned through consolidated real estate partnerships for a total cost of $13.6 million. The gross estimated fair value of the real estate corresponding to the interests we acquired totaled $84.9 million.

During the nine months ended September 30, 2011, we also disposed of eleven conventional properties located in less desirable locations within our target markets and 15 affordable properties.
Our leverage strategy focuses on increasing financial returns while minimizing risk. On a consolidated basis, at September 30, 2011, approximately 87% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 13% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At September 30, 2011, we had $26.2 million of corporate level debt, consisting of borrowings on our revolving credit facility. Our leverage strategy limits refunding risk on our property-level debt. During the nine months ended September 30, 2011, exclusive of property debt reductions related to discontinued operations, we reduced our net leverage by approximately $130.4 million, inclusive of refinancing activity, regularly scheduled property debt amortization, loan pay-downs and our $51.5 million investment in the first loss and mezzanine positions in the securitization trust discussed in Note 4 to the condensed consolidated financial statements in Item 1. At September 30, 2011, the weighted average maturity of our property-level debt was 8.2 years, with 0.1% of our debt maturing during the remainder of 2011 and on average approximately 5.0% maturing in each of 2012, 2013, 2014 and 2015. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates and inflation. Approximately 94% of our property-level debt is fixed-rate. We continue to focus on refinancing our property debt maturing during the period from 2012 through 2015, to extend maturities and lock in current low interest rates.
As of September 30, 2011, we had the capacity to borrow $247.8 million pursuant to our $300.0 million credit facility (after giving effect to $26.2 million of outstanding borrowings and $26.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions.
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
Highlights of our results of operations for the three months ended September 30, 2011, are summarized below:
•
Total Same Store revenues and expenses for the three months ended September 30, 2011, increased by 3.5% and 3.1%, respectively, as compared to the three months ended September 30, 2010, resulting in a 3.8% increase in net operating income;

•	Average daily occupancy for our Conventional Same Store properties remained high at 95.2% for the three months ended September 30, 2011; and
•
Conventional Same Store revenues and expenses for the three months ended September 30, 2011, increased by 3.5% and 4.3%, respectively, as compared to the three months ended September 30, 2010, resulting in a 3.0% increase in net operating income.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three months ended September 30, 2011 compared to September 30, 2010
We reported net loss attributable to Aimco of $1.4 million and net loss attributable to Aimco common stockholders of $14.8 million for the three months ended September 30, 2011, compared to net loss attributable to Aimco of $14.9 million and net loss attributable to Aimco common stockholders of $28.5 million for the three months ended September 30, 2010, decreases in losses of $13.5 million and $13.7 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations;
•
an increase in income from discontinued operations (net of amounts allocated to noncontrolling interests), primarily related to an increase in gains on dispositions of real estate in 2011 as compared to 2010; and

•
a decrease in depreciation and amortization expense, primarily attributable to short-lived real estate assets that became fully depreciated in 2010 and adjustments of depreciation recognized during 2011 related to revisions of the estimated useful lives of certain real estate assets.

Nine months ended September 30, 2011 compared to September 30, 2010
For the nine months ended September 30, 2011, we reported net loss attributable to Aimco of $44.2 million and net loss attributable to Aimco common stockholders of $79.8 million, compared to net loss attributable to Aimco of $50.3 million and net loss attributable to Aimco common stockholders of $86.9 million for the nine months ended September 30, 2010, decreases in losses of $6.1 million and $7.1 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations; and
•
a decrease in depreciation and amortization expense, primarily attributable to short-lived real estate assets that became fully depreciated in 2010 and adjustments of depreciation recognized during 2011 related to revisions of the estimated useful lives of certain real estate assets.

The effects of these items on our operating results were partially offset by:
•
an increase in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions completed in 2011 that extended maturities and reduced the effective interest rate on a group of non-recourse property loans; and

•
a decrease in income from discontinued operations (net of amounts allocated to noncontrolling interests), primarily due to decreases in gains on dispositions of real estate and decreases in the net operating income of properties classified within discontinued operations due to the timing of sales.

The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and include 205 properties with 64,781 units. Our affordable real estate operations consist of 201 properties with 24,040 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of proportionate property net operating income during the three and nine months ended September 30, 2011.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes proportionate property net operating income, which reflects our share of the net operating income of our consolidated and unconsolidated properties, as a key measurement of segment profit or loss. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis.
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
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three and nine months ended September 30, 2011 and 2010 (in thousands). The tables and discussions below exclude the results of operations for properties sold or classified as held for sale through September 30, 2011. Refer to Note 11 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Total Same Store Portfolio
Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year comparable period. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the three and nine months ended September 30, 2011, our total same store portfolio comprised 93% and 91%, respectively, of our total proportionate property net operating income.
For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, our total same store portfolio’s proportionate property revenues and expenses increased by 3.5% and 3.1%, respectively, resulting in a 3.8% increase in net operating income, and our total same store operating margin increased by approximately ten basis points, from 61.8% during the three months ended September 30, 2010, to 61.9% during the three months ended September 30, 2011. For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, our total same store portfolio’s proportionate property revenues and expenses increased by 2.7% and decreased by 2.0%, respectively, resulting in a 5.8% increase in net operating income, and our total same store operating margin increased by approximately 180 basis points, from 60.7% during the nine months ended September 30, 2010 to 62.5% during the nine months ended September 30, 2011.

The results of operations of our conventional and affordable same store properties are discussed further in the discussion of segment results below.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties that we classify as either same store, redevelopment or other conventional properties. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers. Our definitions of same store and redevelopment properties may result in these portfolios for the three month periods differing from such portfolios for the nine month periods for the purpose of comparing 2011 to 2010 results.
During the three months ended September 30, 2011, our conventional same store portfolio and our other conventional portfolio consisted of 162 and 43 properties with 57,209 and 7,572 units, respectively. During the nine months ended September 30, 2011, our conventional same store portfolio decreased on a net basis by 16 properties and 4,188 units. These changes consisted of:
•	the removal of 17 properties, with 4,464 units that were sold or classified as held for sale through September 30, 2011 and for which the results have been reclassified into discontinued operations;
•	the inclusion of two properties with 551 units that were previously classified as redevelopment properties; and
•
the removal of three properties with 1,360 units that experienced significant casualty losses and were moved from the same store classification into the other conventional classification, partially offset by the reintroduction of two properties with 1,084 units into the same store classification.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$186,710	$180,420	$6,290	3.5%
Other Conventional	19,405	20,247	(842)	(4.2%)

Total	206,115	200,667	5,448	2.7%

Property operating expenses:
Conventional same store	70,131	67,245	2,886	4.3%
Other Conventional	9,383	9,222	161	1.7%

Total	79,514	76,467	3,047	4.0%

Property net operating income:
Conventional same store	116,579	113,175	3,404	3.0%
Other Conventional	10,022	11,025	(1,003)	(9.1%)

Total	$126,601	$124,200	$2,401	1.9%

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, our conventional segment’s proportionate property net operating income increased $2.4 million, or 1.9%.
For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, conventional same store net operating income increased by $3.4 million. This increase was partially attributable to a $6.3 million increase in revenue, primarily due to higher average rent (approximately $33 per unit) and increases in miscellaneous income and utilities reimbursements, partially offset by an 80 basis point decrease in average physical occupancy. Rental rates on new leases transacted during the three months ended September 30, 2011, were 6.1% higher than expiring lease rates and renewal rates were 5.6% higher than expiring lease rates. The increase in conventional same store net operating income was partially offset by a $2.9 million increase in expense, primarily due to an increase in real estate taxes (due to refunds received in 2010 that related to prior tax years) and higher utility, contract services, repair and maintenance, administrative and personnel expenses.

Our other conventional net operating income (which includes conventional redevelopment and newly acquired properties) decreased by $1.0 million, due to a decrease in revenue of approximately $0.8 million and an increase in expense of $0.2 million. The net decrease in revenue was primarily due to an increase in the number of vacant units resulting from our redevelopment activities during 2011, and was partially offset by a $0.4 million increase in revenues related to properties acquired in 2011. The increase in expenses of our other conventional properties was primarily due to the properties we acquired in 2011.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$547,984	$534,563	$13,421	2.5%
Other Conventional	65,704	66,077	(373)	(0.6%)

Total	613,688	600,640	13,048	2.2%

Property operating expenses:
Conventional same store	202,015	204,735	(2,720)	(1.3%)
Other Conventional	31,111	30,877	234	0.8%

Total	233,126	235,612	(2,486)	(1.1%)

Property net operating income:
Conventional same store	345,969	329,828	16,141	4.9%
Other Conventional	34,593	35,200	(607)	(1.7%)

Total	$380,562	$365,028	$15,534	4.3%

Our conventional same store and other conventional property populations for the nine month period were substantially consistent with the populations for the three month period. For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, our conventional segment’s proportionate property net operating income increased $15.5 million, or 4.3%.
For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, conventional same store net operating income increased by $16.1 million. This increase was attributable to a $13.4 million increase in revenue, primarily due to higher average rent (approximately $19 per unit) and increases in miscellaneous income and utilities reimbursements, partially offset by a seven basis point decrease in average physical occupancy. Rental rates on new leases transacted during the nine months ended September 30, 2011, were 4.7% higher than expiring lease rates and renewal rates were 4.4% higher than expiring lease rates. The increase in same store net operating income was also attributable to a $2.7 million decrease in expense, primarily due to reductions in contract services, marketing, insurance and personnel and related costs.
Our other conventional net operating income (which includes conventional redevelopment and newly acquired properties) decreased by $0.6 million, due to a $0.4 million decrease in revenue and a $0.2 million increase in expense. The net decrease in revenue was primarily due to an increase in the number of vacant units resulting from our redevelopment activities during 2011, and was partially offset by a $0.4 million increase in revenues related to properties acquired in 2011. The increase in expenses of our other conventional properties was primarily due to the properties we acquired in 2011.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other. Our criteria for classifying affordable properties as same store or other are consistent with those for our conventional properties described above. Our definitions of same store and other properties may result in these portfolios for the three month periods differing from such portfolios for the nine month periods for the purpose of comparing 2011 to 2010 results.
For the three months ended September 30, 2011, our affordable same store portfolio and other affordable portfolio consisted of 144 and 57 properties with 18,212 and 5,828 units, respectively. During the nine months ended September 30, 2011, our affordable same store portfolio decreased on a net basis by nine properties, consisting of:
•
the removal of 16 properties, with 1,541 units that were sold or classified as held for sale through September 30, 2011 and for which the results have been reclassified into discontinued operations; and

•	the inclusion of seven properties with 1,395 units that were previously classified as redevelopment properties.

We did not have a significant economic ownership in any of the properties classified as other affordable properties for the three months ended September 30, 2011 and 2010; accordingly this portfolio is excluded from the discussion of proportionate results for the three month periods shown below.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Affordable same store:
Rental and other property revenues	$32,715	$31,573	$1,142	3.6%
Property operating expenses	13,373	13,765	(392)	(2.8%)

Property net operating income	$19,342	$17,808	$1,534	8.6%

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, the proportionate property net operating income of our affordable same store properties increased $1.5 million, or 8.6%. This increase in net operating income consisted of a $1.1 million increase in revenue and a $0.4 million decrease in expense. Affordable same store revenue increased partially due to higher average rent ($28 per unit), partially offset by lower average physical occupancy (15 basis points). Affordable same store expenses decreased primarily due to reductions in insurance and real estate tax expenses.
The seven properties discussed above that were reclassified from other affordable (redevelopment) to affordable same store during 2011 did not meet the same store requirements for either of the full nine month periods ended September 30 and accordingly these properties are included in other affordable in the following comparison of the results of operations of our affordable segment for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Affordable same store	$87,130	$83,618	$3,512	4.2%
Other Affordable	10,817	10,229	588	5.7%

Total	97,947	93,847	4,100	4.4%

Property operating expenses:
Affordable same store	36,086	38,190	(2,104)	(5.5%)
Other Affordable	4,402	4,141	261	6.3%

Total	40,488	42,331	(1,843)	(4.4%)

Property net operating income:
Affordable same store	51,044	45,428	5,616	12.4%
Other Affordable	6,415	6,088	327	5.4%

Total	$57,459	$51,516	$5,943	11.5%

For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, the proportionate property net operating income of our affordable segment increased $5.9 million, or 11.5%. Affordable same store net operating income increased by $5.6 million, consisting of a $3.5 million increase in revenue and a $2.1 million decrease in expense. Affordable same store revenue increased primarily due to higher average rent ($31 per unit) and higher average physical occupancy (seven basis points) at our affordable same store properties. The increase in average rent was partially due to retroactive rent increases awarded in 2011 under government subsidy programs at certain of our affordable properties, $0.2 million of which relates to previous years. Affordable same store expenses decreased primarily due to reductions in personnel and related costs, insurance and real estate tax expenses, the majority of which relates to revaluations associated with 2010 and prior years. The increase in our affordable segment’s proportionate property net operating income was also due to higher net operating income of our other affordable properties of $0.3 million.
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues and expenses and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 11 to the condensed consolidated financial statements in Item 1).
For the three months ended September 30, 2011, as compared to 2010, property management revenues decreased by $0.5 million, from $0.7 million to $0.2 million, primarily due to a reduction in the number of properties managed for third parties. For the three months ended September 30, 2011, as compared to 2010, property operating expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, increased by $0.5 million. Casualty losses increased by $1.0 million, from $1.8 million to $2.8 million, primarily due to a higher volume of small claim losses during 2011 than in 2010 as well as an increase in larger dollar losses in 2011. Property management expenses decreased by $0.5 million, from $11.2 million to $10.7 million, due to a reduction in personnel and related expenses, which in part resulted from fewer properties managed for third parties.

For the nine months ended September 30, 2011, as compared to 2010, property management revenues decreased by $1.0 million, from $2.0 million to $1.0 million, due to a reduction in the number of properties managed for third parties. For the nine months ended September 30, 2011, as compared to 2010, property operating expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, decreased by $1.1 million. Property management expenses decreased by $3.6 million, from $35.4 million to $31.8 million, due to a reduction in personnel and related expenses resulting from a reduction in the number of properties managed for third parties. Casualty losses increased by $2.5 million, from $7.6 million to $10.1 million, primarily due to $4.6 million of losses in 2011 from severe snow storms in the Northeast that damaged several properties.
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions and dispositions. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
For the three months ended September 30, 2011, compared to the three months ended September 30, 2010, asset management and tax credit revenues increased $2.2 million. This increase is attributable to a $3.4 million increase in general partner transactional fees and $1.0 million of income recognized in 2011 upon the syndication of a low-income housing tax credit partnership, partially offset by a decrease of $2.4 million of promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, recognized on properties that were sold in 2010 for which no similar income was recognized in 2011.
For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, asset management and tax credit revenues increased $4.6 million. This increase is primarily attributable to a $2.1 million increase in general partner transactional fees and $1.0 million of income recognized in 2011 upon the syndication of a low-income housing tax credit partnership. Asset management and tax credit revenues during the nine months ended September 30, 2011 also includes the recognition of $1.3 million of asset management fees in connection with a transaction with the principals of a portfolio of properties for which we provided asset management and other services. As part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties and we agreed to receive a reduced payment on asset management and other fees owed to us, a portion of which was not previously recognized based on concerns regarding collectibility. We received cash and notes receivable that are guaranteed by a principal in the portfolio and that have a security interest in distributable proceeds from the sale of certain properties in the portfolio.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, investment management expenses decreased $0.2 million and $3.4 million, respectively. These decreases were primarily due to our write off during 2010 of previously deferred costs on tax credit projects we abandoned and a reduction in personnel and related costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, depreciation and amortization decreased $4.4 million, or 4.3%, and $17.3 million, or 5.7%, respectively. These decreases were primarily due to short-lived real estate assets that became fully depreciated in 2010 and adjustments of depreciation recognized during 2011 related to revisions of the estimated useful lives of certain real estate assets.
General and Administrative Expenses
For the three months ended September 30, 2011, compared to the three months ended September 30, 2010, general and administrative expenses increased $0.6 million, or 4.7%. For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, general and administrative expenses decreased $2.9 million, or 7.3%, primarily due to net reductions in personnel and related expenses.

Other Expenses (Income), Net
Other expenses (income), net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, other expenses, net increased by $0.5 million and by $11.8 million, respectively. The net increases during the nine months ended September 30, 2011, were primarily attributable to the favorable settlement of certain litigation matters during 2010, for which there was no comparable activity in 2011.
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
For the three months ended September 30, 2011, compared to the three months ended September 30, 2010, interest income increased by $0.9 million, or 38.6%. This increase is primarily due to accretion of income on our investment during the three months ended September 30, 2011, in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans payable.
For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, interest income increased by $0.3 million, or 4.5%. This increase is primarily due to the investment accretion discussed above, partially offset by a decrease in accretion recognized on notes receivable.
Interest Expense
For the three months ended September 30, 2011, compared to the three months ended September 30, 2010, interest expense, which includes the amortization of deferred financing costs, decreased by $1.4 million, or 1.9%, primarily due to decreases in property level interest due to lower average balances outstanding during 2011.
For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, interest expense increased by $17.9 million, or 7.9%. This increase was primarily attributable to our recognition of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of financing transactions that are discussed further in Note 4 to the condensed consolidated financial statements in Item 1. These increases were partially offset by decreases in property and corporate level interest due to lower average balances outstanding during 2011.
Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships
Equity in (losses) earnings of unconsolidated real estate partnerships includes our share of the net earnings or losses of our unconsolidated real estate partnerships, which may include impairment losses, gains or losses on the disposition of real estate assets or depreciation expense, which generally exceeds the net operating income recognized by such unconsolidated partnerships. We generally own a nominal economic interest in the consolidated investment partnerships that hold the majority of our investments in unconsolidated subsidiaries, accordingly the equity in earnings and losses recognized by these entities are attributed to noncontrolling interests and had no significant effect on the amounts of net loss attributable to Aimco.
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
For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, gain on dispositions of unconsolidated real estate and other increased $2.2 million and decreased $0.3 million, respectively. The increase in gains during the three months ended September 30, 2011 is primarily attributable to our disposition of interests in unconsolidated real estate partnerships during the three months ended September 30, 2011. The majority of these gains were attributed to the noncontrolling interests in the consolidated partnerships that held these investments and accordingly these gains had no significant effect on net loss attributed to Aimco.

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
For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, income tax benefit decreased by $3.3 million and $5.3 million, respectively, primarily due to decreases in losses of our TRS entities.
Income from Discontinued Operations, Net
The results of operations for consolidated properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of properties held for sale are reported in discontinued operations.
For the three months ended September 30, 2011 and 2010, income from discontinued operations totaled $31.0 million and $18.5 million, respectively. The $12.5 million increase in income from discontinued operations was principally due to a $16.4 million increase in gain on dispositions of real estate, net of income taxes, and a $3.2 million decrease in interest expense, partially offset by a $6.8 million decrease in operating income (inclusive of a $4.1 million increase in real estate impairment losses).
For the nine months ended September 30, 2011 and 2010, income from discontinued operations totaled $51.0 million and $65.9 million, respectively. The $14.9 million decrease in income from discontinued operations was principally due to a $10.7 million decrease in gain on dispositions of real estate, net of income taxes, and a $12.3 million decrease in operating income (inclusive of a $2.3 million increase in real estate impairment losses), partially offset by a $9.0 million decrease in interest expense.
During the three months ended September 30, 2011, we sold or disposed of 12 consolidated properties for gross proceeds of $154.5 million and net proceeds of $63.9 million, resulting in a net gain of approximately $37.5 million (which includes less than $0.1 million of related income taxes). During the three months ended September 30, 2010, we sold eight consolidated properties for gross proceeds of $98.7 million and net proceeds of $33.2 million, resulting in a net gain of approximately $21.1 million (which included less than $0.1 million of related income taxes).
During the nine months ended September 30, 2011, we sold or disposed of 39 consolidated properties for gross proceeds of $293.2 million and net proceeds of $105.6 million, resulting in a net gain of approximately $64.7 million (which is net of $0.2 million of related income taxes). During the nine months ended September 30, 2010, we sold 31 consolidated properties for gross proceeds of $283.5 million and net proceeds of $80.6 million, resulting in a net gain of approximately $75.3 million (which includes $0.9 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.5% management fee, divided by gross proceeds, were 7.2% and 8.4%, respectively, for sales during the nine months ended September 30, 2011, and 8.0% and 8.5%, respectively, for sales during the nine months ended September 30, 2010.
For the three and nine months ended September 30, 2011 and 2010, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of September 30, 2011.
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
For the three months ended September 30, 2011, we allocated net income of $5.5 million to noncontrolling interests in consolidated real estate partnerships, as compared to $11.2 million of net losses allocated to these noncontrolling interests during the nine months ended September 30, 2010, or a variance of $16.7 million. This change was primarily due to a $7.5 million increase in the noncontrolling interest partners’ share of income from discontinued operations and a $9.2 million increase in the noncontrolling interest partners’ share of income from continuing operations, which is primarily attributable to the noncontrolling interest partners’ share of equity in impairment losses recognized during 2010.
For the nine months ended September 30, 2011 and 2010, we allocated net losses of $4.6 million, and $1.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships, or a variance of $2.8 million. This change was primarily due to a $2.7 million decrease in the noncontrolling interest partners’ share of income from discontinued operations.
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

Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2011, we recognized $0.1 million of impairment losses related to properties to be held and used. We recognized no similar impairment losses for properties to be held and used in 2010. During the three months ended September 30, 2011 and 2010, we recognized impairment losses of $5.5 million and $1.4 million, respectively, and during the nine months ended September 30, 2011 and 2010, we recognized impairment losses of $11.8 million and $9.6 million, respectively, for properties included in discontinued operations, primarily due to reductions in the estimated holding periods for assets sold during these periods or our reduction of the carrying amounts of assets that were classified as held for sale by the estimated costs to sell the assets.
Other assets in our condensed consolidated balance sheet in Item 1 include $64.4 million of goodwill related to our conventional and affordable reportable segments as of September 30, 2011. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our last annual impairment analysis during the three months ended September 30, 2011 and concluded no impairment was necessary. We will perform our next impairment analysis during the second half of 2012, and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
Notes Receivable and Interest Income Recognition
Our notes receivable have stated maturity dates and may require current payments of principal and interest. Repayment of our notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes”; and “discounted notes,” which includes loans extended by predecessors whose positions we generally acquired at a discount and loans extended by us that were discounted at origination.
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
During the three months ended September 30, 2011, we recognized a net recovery of previously recognized provisions for losses on notes receivable of $0.2 million, as compared to less than $0.1 million of net provisions for losses on notes receivable during the three months ended September 30, 2010. During the nine months ended September 30, 2011, we recognized a net recovery of previously recognized provisions for losses on notes receivable of $0.2 million, as compared to $0.3 million of net provisions for losses on notes receivable during the nine months ended September 30, 2010. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended September 30, 2011 and 2010, for continuing and discontinued operations, we capitalized $3.5 million and $3.2 million of interest costs, respectively, and $6.0 million and $5.9 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2011 and 2010, for continuing and discontinued operations, we capitalized $9.9 million and $8.6 million of interest costs, respectively, and $18.7 million and $18.7 million of site payroll and indirect costs, respectively.
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

For the three and nine months ended September 30, 2011 and 2010, our FFO and Pro forma FFO are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to Aimco common stockholders (1)	$(14,801)	$(28,500)	$(79,751)	$(86,891)
Adjustments:
Depreciation and amortization	97,321	101,704	287,739	305,066
Depreciation and amortization related to non-real estate assets	(3,372)	(3,498)	(9,833)	(11,238)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(7,553)	(8,706)	(24,957)	(29,768)
(Gain) loss on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interest	(245)	2,294	(1,038)	1,196
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(24,200)	(13,375)	(43,598)	(52,853)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	847	5,051	6,653	17,093
Income tax expense (benefit) arising from disposals	(37)	(48)	223	(948)
Noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(4,198)	(5,788)	(14,744)	(15,891)
Preferred stock dividends	12,513	13,576	37,390	39,405
Preferred stock redemption related amounts	788	—	(1,961)	(2,779)
Amounts allocable to participating securities	58	2	169	—

FFO	$57,121	$62,712	$156,292	$162,392
Preferred stock dividends	(12,513)	(13,576)	(37,390)	(39,405)
Preferred stock redemption related amounts	(788)	—	1,961	2,779
Amounts allocable to participating securities	(175)	(193)	(527)	(537)

FFO attributable to Aimco common stockholders — diluted	$43,645	$48,943	$120,336	$125,229
Operating real estate impairment losses (recoveries), net of noncontrolling partners’ interest and related income tax benefit	5,770	(697)	9,950	11,214
Preferred stock redemption related amounts	788	(1,765)	(1,961)	(4,544)
Noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(448)	172	(547)	(464)
Amounts allocable to participating securities	(24)	12	(34)	(33)

Pro forma FFO attributable to Aimco common stockholders — diluted	$49,731	$46,665	$127,744	$131,402

FFO and Pro forma FFO attributable to Aimco common stockholders — diluted (3)
Weighed average common shares outstanding — diluted (earnings per share)	120,339	116,434	118,939	116,264
Dilutive common share equivalents securities	331	296	330	310

Total	120,670	116,730	119,269	116,574

Notes:

(1)	Represents the numerator for calculating earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders have reentered the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we mitigate this exposure through our continued focus on reducing our short and intermediate term maturity risk, by refinancing such loans with long-dated, fixed-rate property loans. If property financing options become unavailable for our debt needs, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At September 30, 2011, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our net income (or increase our net loss) attributable to Aimco common stockholders by approximately $3.0 million, or $0.02 per common share, on an annual basis. The effect of an increase in 30-day LIBOR may be mitigated by the effect of our variable rate assets.
As further discussed in Note 6 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of September 30, 2011, we had total rate of return swap positions with two financial institutions with notional amounts totaling $144.7 million. Swaps with notional amounts of $130.5 million and $14.2 million have maturity dates in May 2012 and October 2012, respectively. During the three and nine months ended September 30, 2011, we received net cash receipts of $1.1 million and $8.8 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
During 2011 and 2010, we refinanced certain of the underlying borrowings subject to total rate of return swaps with long-dated, fixed-rate property debt, and we expect to do the same with certain of the underlying borrowings in the remainder of 2011 and in early 2012 prior to the swap maturity dates. The average effective interest rate associated with our borrowings subject to the total rate of return swaps was 1.8% at September 30, 2011. To the extent we are successful in refinancing additional of the borrowings subject to the total rate of return swaps, we anticipate the interest cost associated with these borrowings will increase, which would negatively affect our liquidity.
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
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to us. As of September 30, 2011, these subsidiaries had provided $12.1 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements.
As of September 30, 2011, the amount available under our revolving credit facility was $247.8 million (after giving effect to $26.2 million of outstanding borrowings and $26.0 million outstanding for undrawn letters of credit issued under the revolving credit facility).
At September 30, 2011, we had $75.8 million in cash and cash equivalents, a decrease of $35.5 million from December 31, 2010. At September 30, 2011, we had $209.5 million of restricted cash, an increase of $9.5 million from December 31, 2010. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.

Operating Activities
For the nine months ended September 30, 2011, our net cash provided by operating activities of $176.4 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2011 decreased by $13.8 million as compared to the nine months ended September 30, 2010, primarily due to the prepayment penalties incurred during 2011 in connection with a series of property financing transactions.
Investing Activities
For the nine months ended September 30, 2011, our net cash used in investing activities of $18.2 million consisted primarily of capital expenditures, purchases of real estate (including our acquisition of a redevelopment property and our investments in unconsolidated real estate partnerships), and our purchase of the first loss and mezzanine positions in a securitization trust that holds some of our property loans payable, substantially offset by proceeds from disposition of real estate and capital improvement escrows released in connection with refinancing of the related property debt.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2011, we sold or disposed of 39 consolidated properties for an aggregate sales price of $293.2 million, generating proceeds totaling $273.9 million, after the payment of transaction costs and debt prepayment penalties. The $273.9 million is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.
Capital expenditures totaled $118.4 million during the nine months ended September 30, 2011, and consisted primarily of Capital Replacements and Capital Improvements, and, to a lesser extent, spending for redevelopment projects and casualties. Capital Replacements represent the share of capital additions that are deemed to replace the consumed portion of acquired capital assets and Capital Improvements represent non-redevelopment capital additions that are made to enhance the value of capital assets.
Financing Activities
For the nine months ended September 30, 2011, net cash used in financing activities of $193.6 million was primarily attributed to debt principal payments, dividends paid to common and preferred stockholders, distributions to noncontrolling interests and redemptions and repurchases of preferred stock. Proceeds from property loans and our issuance of common and preferred stock partially offset the cash outflows.
Property Debt
At September 30, 2011 and December 31, 2010, we had $5.2 billion and $5.5 billion, respectively, in consolidated property debt outstanding. During the nine months ended September 30, 2011, we refinanced $761.9 million of property loans on 34 properties and closed two new loans on one property, generating $767.5 million of proceeds from borrowings with a weighted average interest rate of 4.85% (before the adjustment for the interest income to be received on our investments in the first loss and mezzanine positions in the securitization trust that holds certain of our property loans discussed below). After payment of transaction costs and distributions to limited partners, these refinancing resulted in an $13.9 million net use of cash, which we funded using proceeds from property sales and available cash. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
During the nine months ended September 30, 2011, we completed a series of financing transactions that repaid $625.7 million of non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with $673.8 million of new non-recourse property loans. All of the new loans have a ten year term, with principal scheduled to amortize over 30 years, and the loans have a weighted average interest rate of 5.49%. Subsequent to origination, the new loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the new loans. As part of the securitization transaction, we purchased for $51.5 million the first loss and mezzanine positions in the securitization trust, which have a face value of $100.9 million and stated maturity dates corresponding to the terms of the loans held by the trust. By acquiring the first loss and mezzanine positions, we will be receiving interest income generated from our own property debt obligations and we have, in effect, reduced our property loan balances by $100.9 million, furthering our goal to lower leverage and improve coverages. The net interest rate of the loans, which represents the weighted average interest rate of the new loans, less the interest income that will be earned from the first loss position and mezzanine positions from the securitization trust, is 5.19%.

Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement, which provides for $300.0 million of revolving loan commitments. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (currently either LIBOR plus 4.25% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2013, and may be extended for one year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments.
The amount available under the revolving credit facility at September 30, 2011, was $247.8 million (after giving effect to $26.2 million of outstanding borrowings and $26.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended September 30, 2011, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.60:1 and a ratio of earnings to fixed charges of 1.36:1. We expect to remain in compliance with these covenants during the next twelve months. In the three months ending March 31, 2012, the covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges required by our Credit Agreement will increase to 1.50:1 and 1.30:1, respectively.
Equity Transactions
During the nine months ended September 30, 2011, we paid cash dividends or distributions totaling $37.4 million, $43.1 million and $8.0 million to preferred stockholders, common stockholders and noncontrolling interests in the Aimco Operating Partnership, respectively.
During the nine months ended September 30, 2011, we paid cash distributions of $33.0 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2011 and late 2010.
During the three months ended September 30, 2011, we issued approximately 823,800 shares of 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering and subsequent offerings through an at-the-market, or ATM, offering program, for net proceeds per share of $23.11 (reflecting an average price to the public of $24.21 per share, less an underwriting discount, commissions and transaction costs of approximately $1.10 per share). The offerings generated net proceeds of $19.0 million.
Also during the three months ended September 30, 2011, primarily using the proceeds from our Class Z Cumulative Preferred Stock issuances, we redeemed 862,500 shares (25% of the amount outstanding) of our Class V Cumulative Preferred Stock. This redemption was for cash at a price equal to $25.00 per share, or $21.6 million in aggregate, plus accumulated and unpaid dividends of approximately $0.2 million. We intend to accumulate the proceeds from further ATM issuances of our Class Z Cumulative Preferred Stock and use them for further redemptions of outstanding preferred securities with higher rates.
During the three and nine months ended September 30, 2011, we sold 0.1 million and 2.9 million shares of Common Stock under our common stock ATM offering program, generating $3.0 million and $73.6 million of gross proceeds, or $2.8 million and $72.0 million, respectively, net of commissions. We used the net proceeds primarily to fund the prepayment penalties and investments discussed in Note 4 to the condensed consolidated financial statements in Item 1.
Pursuant to our ATM offering programs, we may issue up to 3.5 million and 4.0 million additional shares of our Common Stock and Class Z Cumulative Preferred Stock, respectively. Additionally, we and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
During the nine months ended September 30, 2011, we acquired the remaining noncontrolling limited partnership interests in six consolidated real estate partnerships that own nine properties and in which our affiliates serve as general partner, for a total cost of $13.6 million.
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
We had $355.5 million of floating rate debt and $47.0 million of floating rate preferred stock outstanding at September 30, 2011. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($268.0 million) and floating rate secured notes ($52.8 million). Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1991 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $2.9 million and $3.0 million, respectively, on an annual basis.
At September 30, 2011, we had approximately $400.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.8 billion and $5.3 billion, respectively at September 30, 2011. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $5.8 billion to $5.4 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $5.8 billion to $6.2 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. We did not issue any unregistered shares of Common Stock for cash or in exchange for common OP Units during the three months ended September 30, 2011.

(c) Repurchases of Equity Securities. There were no repurchases of our equity securities during the three months ended September 30, 2011. Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. As of September 30, 2011, we were authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
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
101
XBRL (Extensible Business Reporting Language). The following materials from Apartment Investment and Management Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (2)

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
Date: October 28, 2011

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
101
XBRL (Extensible Business Reporting Language). The following materials from Apartment Investment and Management Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (2)

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.