Form 10-K
period 2011-12-31
APARTMENT INVESTMENT & MANAGEMENT CO
filed 2012-02-23
CIK 922864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-13232

Apartment Investment and Management Company

(Exact name of registrant as specified in its charter)

Maryland	84-1259577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(303) 757-8101

Registrant’s Telephone Number, Including Area Code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	New York Stock Exchange
Class T Cumulative Preferred Stock	New York Stock Exchange
Class U Cumulative Preferred Stock	New York Stock Exchange
Class V Cumulative Preferred Stock	New York Stock Exchange
Class Y Cumulative Preferred Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $3.0 billion as of June 30, 2011. As of February 21, 2012, there were 121,143,631 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held April 30, 2012, are incorporated by reference into Part III of this Annual Report.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

PART I

Item 1. Business

The Company

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership and operation of a diversified portfolio of apartment properties.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At December 31, 2011, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 129,153,692 common OP Units and equivalents outstanding. At December 31, 2011 we owned 120,916,294 of the common OP Units (93.6% of the common OP Units and equivalents of the Aimco Operating Partnership) and we had outstanding an equal number of shares of our Common Stock.

As of December 31, 2011, our portfolio of owned and/or managed properties consists of 518 properties with 93,694 apartment units.

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

Business Overview

Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance culture and a focus on our customers. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and stockholders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our stockholders. Our business plan to achieve this objective is to:

•	operate our nationwide portfolio of desirable apartment homes with valued amenities and consistent customer service in an efficient manner that realizes the benefits of our local management expertise;

•

improve our diversified portfolio of apartments averaging “B/B+” in quality (defined under the Portfolio Management heading below) with properties concentrated in the largest markets in the United States (also defined under the Portfolio Management heading below) by selling properties with lower projected returns and reinvesting those proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment; and

•

provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our business is organized around two core activities: Property Operations and Portfolio Management. We continue to simplify our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the personnel and related costs involved in those activities. Our core activities, along with our leverage strategy, are described in more detail below.

Property Operations

Our owned real estate portfolio is comprised of two business components: conventional and affordable property operations, which also comprise our reportable segments. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 198 properties with 62,834 units in which we held an average ownership of 93% as of December 31, 2011. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 172 properties with 20,612 units in which we held an average ownership of 59% as of December 31, 2011. Affordable properties tend to have relatively more stable rents and higher occupancy due to government rent payments and thus are much less affected by market fluctuations. Our conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Item 7) during the year ended December 31, 2011. For the three months ended December 31, 2011, our conventional portfolio monthly rents averaged $1,143 and provided 64% operating margins. These average rents increased about 9% from average rents of $1,049 for the three months ended December 31, 2010, approximately half of which resulted from rent growth and approximately half from the sale of properties with lower average rents.

Our property operations currently are organized into two geographic areas, the West and East (as described in Item 2). To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to an area operations leader with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated an area financial officer to support each area operations leader, and with the exception of routine maintenance, our specialized Construction Services group manages all on-site capital spending, thus reducing the need for the area operations leaders to spend time on oversight of construction projects.

We seek to improve our property operations by: employing service-oriented, well-trained employees; upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:

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

•

Resident Selection and Retention. In apartment properties, neighbors are a meaningful part of the product, together with the location of the property and the physical quality of the apartment units. Part of our property operations strategy is to focus on resident acquisition and retention – attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

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

•

Maintaining and Improving Property Quality. We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2011, for properties included in continuing operations, we invested $83.3 million, or $1,077 per owned apartment unit, in Capital Replacements, which represent the share of additions that are deemed to replace the consumed portion of acquired capital assets. Additionally, for properties included in continuing operations, we invested $72.7 million, or $939 per owned apartment unit, in Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

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

Our geographic allocation strategy focuses on the largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market) to reduce volatility in and our dependence on particular areas of the country. We believe these markets are deep, relatively liquid and possess desirable long-term growth characteristics. They are primarily coastal markets, and also include several Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis. We expect that increased geographic focus will also add to our investment knowledge and increase operating efficiencies based on local economies of scale.

Our portfolio strategy also focuses on asset type and quality. Our target allocation of capital to conventional properties is approximately 90% of our Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity, with the balance of the allocation to affordable properties. For conventional properties, we focus on the ownership of primarily B/B+ properties. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis, with A-quality properties earning rents greater than 125% of local market average, B-quality properties earning rents 90% to 125% of local market average and C-quality properties earning rents less than 90% of local market average. We classify as B/B+ those properties earning rents ranging from 100% to 125% of local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.

Portfolio management involves strategic portfolio and capital allocation decisions such as transactions to buy or sell properties, or modify our ownership interest in properties, including the use of partnerships and joint ventures, or to increase our investment in existing properties through redevelopment. We generally seek to sell properties with lower projected returns, which are often in markets less desirable than our target markets, and reinvest those proceeds through the purchase of other properties or additional investment in properties already in our portfolio. The purpose of these transactions is to adjust our investments to reflect decisions regarding target allocations to geographic markets and between conventional and affordable properties.

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

During 2011, we increased our allocation of capital to our target markets by acquiring for $63.9 million interests in five properties in coastal California, disposing of 25 conventional properties located outside of our target markets or in less desirable locations within our target markets, investing $33.3 million in redevelopment of conventional properties included in continuing operations, and acquiring for $22.3 million the noncontrolling interests in 15 conventional properties owned by our consolidated partnerships. As of December 31, 2011, our conventional portfolio included 198 properties with 62,834 units in 33 markets. As of December 31, 2011, conventional properties comprised 90% of our Net Asset Value and conventional properties in our target markets comprised 90% of the Net Asset Value attributable to our conventional properties. Our top five markets by net operating income contribution include the metropolitan areas of Washington, D.C.; Los Angeles, California; Boston, Massachusetts; Philadelphia, Pennsylvania; and Chicago, Illinois.

As with conventional properties, we also seek to dispose of affordable properties that are inconsistent with our long-term investment and operating strategies. During 2011, we sold 35 properties from our affordable portfolio. As of December 31, 2011, our affordable portfolio included 172 properties with 20,612 units and our affordable properties comprised 10% of our Net Asset Value.

Leverage Strategy

Our leverage strategy seeks to balance increasing financial returns with the risks inherent with leverage. At December 31, 2011, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 14% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At December 31, 2011, we had no outstanding corporate level debt.

Our leverage strategy limits refunding risk on our property-level debt. At December 31, 2011, the weighted average maturity of our property-level debt was 8.0 years, with 3.7% of our unpaid principal balance maturing in 2012 (of which 32% has been rate-locked and 40% has been extended by two years in connection with our refinancing activity), and on average 5.7% of our unpaid principal balance maturing per year from 2013 through 2016. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates, capitalization rates and inflation. Approximately 96% of our property-level debt is fixed-rate.

During 2011, we expanded our revolving credit facility from $300.0 million to $500.0 million, providing additional liquidity for short-term or unexpected cash requirements. As of December 31, 2011, we had the capacity to borrow $469.5 million pursuant to our revolving credit facility, net of $30.5 million for undrawn letters of credit backed by the revolving credit facility. The revolving credit facility matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.

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

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extends the 2001 and 2003 tax rates for taxpayers that are taxable as individuals, trusts and estates through 2012, including the maximum 35% tax rate on ordinary income and the maximum 15% tax rate for long-term capital gains and qualified dividend income. Dividends paid by REITs will generally not constitute qualified dividend income eligible for the 15% tax rate for stockholders that are taxable as individuals, trusts and estates and will generally be taxable at the higher ordinary income tax rates.

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

Employees

At December 31, 2011, we had approximately 2,640 employees, of which approximately 1,970 were at the property level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2011, unions represented approximately 100 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our website at www.aimco.com. The information contained on our website is not incorporated into this Annual Report. Our Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2011, our chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.

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

We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2011, substantially all of the properties that we owned or controlled were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT.

Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. In recent years, the United States credit markets (outside of multi-family) experienced significant liquidity disruptions, which caused the spreads on debt financings to widen considerably and made obtaining financing, both non-recourse property debt and corporate borrowings, such as our revolving credit facility, more difficult. Additionally, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, have historically provided significant capital in the secondary credit markets at a relatively low cost. Freddie Mac and Fannie Mae are currently under conservatorship of the Housing Finance Agency, and their future role in the housing finance market is uncertain. Any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets may adversely affect the pricing at which we may obtain non-recourse property debt financing.

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

As of December 31, 2011, on a consolidated basis, we had approximately $220.2 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $179.0 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.9 million on an annual basis.

At December 31, 2011, we had approximately $389.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.

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

•

an inflationary environment in which the costs to operate and maintain our properties increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;

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

Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our revolving credit facility provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain our REIT status. Our outstanding classes of preferred stock prohibit the payment of dividends on our Common Stock if we fail to pay the dividends to which the holders of the preferred stock are entitled.

Because real estate investments are relatively illiquid, we may not be able to sell properties when appropriate.

Real estate investments are relatively illiquid and cannot always be sold quickly. REIT tax rules also restrict our ability to sell properties. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of properties in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.

Competition could limit our ability to lease apartments or increase or maintain rents.

Our apartment properties compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and to increase or maintain rental rates. Recent challenges in the credit and housing markets have increased housing inventory that competes to some extent with our apartment properties.

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

We are currently redeveloping, and we intend to continue to redevelop, certain of our properties. These activities are subject to the following risks:

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

•	we may incur liabilities to third parties during the redevelopment process; and

•	loss of a key member of a project team could adversely affect our ability to deliver redevelopment projects on time and within our budget.

Although we are insured for certain risks, the cost of insurance, increased claims activity or losses resulting from casualty events may affect our operating results and financial condition.

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

The selective acquisition of properties is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire properties when such acquisitions increase our property net operating income, Funds From Operations, Adjusted Funds From Operations or Net Asset Value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of a property may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the property.

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

We own consolidated and unconsolidated equity interests in certain properties and manage other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the U.S. Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; tax-credit equity; or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.

Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2011, 2010 and 2009, for continuing and discontinued operations, our rental revenues include $124.3 million, $136.3 million and $150.0 million, respectively, of subsidies from government agencies. Of the 2011 subsidy amounts, $110.5 million related to properties included in continuing operations, approximately 5.0% of which related to properties benefitting from housing assistance contracts that expire in 2012, which we anticipate renewing, and the remainder related to properties benefitting from housing assistance contracts that expire after 2012 and have a weighted average term of 10.2 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.

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

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of certain materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be responsible for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

Moisture infiltration and resulting mold remediation may be costly.

Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our properties, it is not unusual for mold to be present at some units within the portfolio. We have implemented policies, procedures and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.

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

As a REIT, we are subject to annual distribution requirements, which generally limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell properties or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Limits on ownership of shares in our charter may result in the loss of economic and voting rights by purchasers that violate those limits.

Our charter limits ownership of our Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% (or up to 12.0% upon a waiver from our Board of Directors) of our outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Our charter also limits ownership of our Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of our capital stock if the purchase would result in us losing our REIT status. This could happen if a transaction results in fewer than 100 persons owning all of our shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of our shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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

The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of us by a third party without the consent of our Board of Directors. Our charter authorizes our Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2011, 480,887,260 shares were classified as Common Stock, of which 120,916,294 were outstanding, and 29,700,240 shares were classified as preferred stock, of which 24,906,727 were outstanding. Under our charter, our Board of Directors has the authority to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as our Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our portfolio includes garden style, mid-rise and high-rise properties located in 36 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on the largest markets in the United States, which are grouped according to the East and West areas into which our property operations team is organized. The following table sets forth information on all of our properties as of December 31, 2011:

	September 30,	September 30,	September 30,
	Number of Properties	Number of Units	Average Ownership
Conventional:
Los Angeles	14	4,645	86%
Orange County	4	1,213	94%
San Diego	10	2,286	94%
East Bay	2	413	85%
San Jose	1	224	100%
San Francisco	7	1,208	100%
Seattle	2	239	84%
Houston	5	2,237	84%
Denver	8	2,177	82%
Phoenix	12	3,017	86%
Dallas – Fort Worth	1	368	100%
Chicago	13	3,993	96%

West	79	22,020	90%

Washington – Northern Virginia – Maryland	17	8,015	88%
Boston	11	4,129	100%
Philadelphia	7	3,888	94%
Manhattan	22	957	100%
Suburban New York – New Jersey	2	1,162	81%
Miami	5	2,474	100%
Palm Beach – Fort Lauderdale	3	1,076	100%
Orlando	7	2,315	100%
Tampa	6	1,755	96%
Jacksonville	4	1,643	100%
Atlanta	5	1,295	87%

East	89	28,709	94%

Total target markets	168	50,729	92%
Opportunistic and other markets	30	12,105	95%

Total conventional owned and managed	198	62,834	93%

Affordable owned and managed	172	20,612	59%
Property management	1	64	—
Asset management	147	10,184	—

Total	518	93,694	85%

At December 31, 2011, we owned an equity interest in and consolidated 331 properties containing 79,093 apartment units, which we refer to as “consolidated properties.” These consolidated properties contain, on average, 239 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, dog parks and open spaces. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer connections, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2011, we held an equity interest in and did not consolidate 39 properties containing 4,353 apartment units, which we refer to as “unconsolidated properties.”

Substantially all of our consolidated properties are encumbered by property debt. At December 31, 2011, our consolidated properties were encumbered by, in aggregate, $5,172.3 million of property debt with a weighted average interest rate and maturity of 5.50% and 8.0 years, respectively. Each of the non-recourse property debt instruments comprising this total is collateralized by one of 326 properties, without cross-collateralization, with an aggregate gross book value of $8,871.9 million. Refer to Note 7 to the consolidated financial statements in Item 8 for additional information regarding our property debt.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

	September 30,	September 30,	September 30,
Quarter Ended	High	Low	Dividends Declared (per share)

2011

December 31, 2011	$27.26	$20.08	$0.12
September 30, 2011	28.12	21.92	0.12
June 30, 2011	27.67	24.50	0.12
March 31, 2011	26.33	23.38	0.12

2010

December 31, 2010	$26.24	$21.22	$0.10
September 30, 2010	22.82	18.12	0.10
June 30, 2010	24.21	18.14	0.10
March 31, 2010	19.17	15.01	0.00

Our Board of Directors determines and declares our dividends. In making a dividend determination, the Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. In February 2012, our Board of Directors declared a cash dividend of $0.18 per share on our Class A Common Stock for the quarter ended December 31, 2011. Our Board of Directors anticipates similar per share quarterly dividends for the remainder of 2012. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances.

On February 21, 2012, the closing price of our Common Stock was $24.97 per share, as reported on the NYSE, and there were 121,143,631 shares of Common Stock outstanding, held by 2,766 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

During the three months ended December 31, 2011, we issued approximately 45,300 shares of 7.00% Class Z Cumulative Preferred Stock through our at-the-market offering program, for net proceeds per share of $23.75 (reflecting an average price to the public of $24.24 per share, less commissions and transaction costs). The offerings generated net proceeds of $1.1 million.

As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.

From time to time, we may issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the three and twelve months ended December 31, 2011, we did not issue any shares of Common Stock in exchange for common OP Units or preferred OP Units.

Our Board of Directors has, from time to time, authorized us to repurchase shares of our outstanding capital stock. There were no repurchases of our registered equity securities during the year ended December 31, 2011. As of December 31, 2011, we were authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Dividend Payments

Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain our REIT status.

Performance Graph

The following graph compares cumulative total returns for our Common Stock, the MSCI US REIT Index and the Standard & Poor’s 500 Total Return Index (the “S&P 500”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in our Common Stock and in each index on December 31, 2006, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
Index	2006	2007	2008	2009	2010	2011
Aimco	100.00	69.02	37.13	53.04	87.30	78.91
MSCI US REIT	100.00	83.18	51.60	66.36	85.26	92.67
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

Source: (other than with respect to S&P 500) SNL Financial LC, Charlottesville, VA ©2012

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$1,079,584	$1,055,861	$1,047,702	$1,093,566	$1,029,550
Total operating expenses (2)	(913,297)	(936,349)	(965,300)	(1,066,285)	(874,011)
Operating income (2)	166,287	119,512	82,402	27,281	155,539
Loss from continuing operations (2)	(142,100)	(163,530)	(197,505)	(117,872)	(49,724)
Income from discontinued operations, net (3)	83,936	73,906	152,705	744,874	175,230
Net (loss) income	(58,164)	(89,624)	(44,800)	627,002	125,506
Net loss (income) attributable to noncontrolling interests	1,077	17,896	(19,474)	(214,995)	(95,595)
Net income attributable to preferred stockholders	(45,852)	(53,590)	(50,566)	(53,708)	(66,016)
Net (loss) income attributable to Aimco common stockholders	(103,161)	(125,318)	(114,840)	351,314	(40,586)
Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(1.25)	$(1.46)	$(1.74)	$(2.09)	$(1.40)
Net (loss) income attributable to Aimco common stockholders	$(0.86)	$(1.08)	$(1.00)	$3.96	$(0.43)

BALANCE SHEET INFORMATION:
Real estate (gross)	$8,893,653	$8,812,991	$8,623,641	$8,434,681	$7,901,313
Total assets	6,871,862	7,378,566	7,906,468	9,441,870	10,617,681
Total indebtedness	5,172,320	5,181,538	5,213,198	5,569,639	5,190,046
Total equity	1,144,674	1,306,772	1,534,703	1,646,749	2,048,546

OTHER INFORMATION:
Dividends declared per common share (4)	$0.48	$0.30	$0.40	$7.48	$4.31
Total consolidated properties (end of period)	331	399	426	514	657
Total consolidated apartment units (end of period)	79,093	89,875	95,202	117,719	153,758
Total unconsolidated properties (end of period)	39	48	77	85	94
Total unconsolidated apartment units (end of period)	4,353	5,637	8,478	9,613	10,878

(1)

Certain reclassifications have been made to conform to the current financial statement presentation, including retroactive adjustments to reflect additional properties sold during 2011 as discontinued operations (see Note 16 to the consolidated financial statements in Item 8).

(2)

Total operating expenses, operating income and loss from continuing operations for the year ended December 31, 2008, include a $91.1 million pre-tax provision for impairment losses on real estate development assets, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(3)

Income from discontinued operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 includes $108.2 million, $94.9 million, $222.0 million, $800.3 million and $116.5 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2011, 2010 and 2009 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)

Dividends declared per common share during the years ended December 31, 2008 and 2007, included $5.08 and $1.91, respectively, of per share dividends that were paid through the issuance of shares of Aimco Class A Common Stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a self-administered and self-managed real estate investment trust, or REIT. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance culture and a focus on our customers. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and stockholders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our stockholders. Our business plan to achieve this objective is to:

•

operate our nationwide portfolio of desirable apartment homes with valued amenities and extraordinary customer service in an efficient manner that realizes the benefits of our local management expertise;

•

improve our diversified portfolio of apartments averaging “B/B+” in quality with properties concentrated in the largest markets in the United States by selling properties with lower projected returns and reinvesting those proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment; and

•

provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our owned real estate portfolio is comprised of two business components: conventional and affordable property operations, which also comprise our reportable segments. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 198 properties with 62,834 units in which we held an average ownership of 93% as of December 31, 2011. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 172 properties with 20,612 units in which we held an average ownership of 59% as of December 31, 2011. Affordable properties tend to have relatively more stable rents and higher occupancy due to government rent payments and thus are much less affected by market fluctuations. Our conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (defined in the Real Estate Operations discussion) during the year ended December 31, 2011.

Our property operations currently are organized into two geographic areas, the West and East, each of which has a dedicated area operations leader and area financial officer to manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise. We seek to improve our oversight of property operations by: upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations.

For the three months ended December 31, 2011, our conventional portfolio monthly rents averaged $1,143 and provided 64% operating margins. These average rents increased about 9% from average rents of $1,049 for the three months ended December 31, 2010, approximately half of which resulted from rent growth and approximately half from the sale of properties with lower average rents. During the year ended December 31, 2011, on average, combined conventional new and renewal lease rates were 4.2% higher than expiring lease rates. Notwithstanding the economic challenges of the last several years, our diversified portfolio of conventional and affordable properties generated improved property operating results from 2008 to 2011. From 2008 to 2011, the net operating income of our same store properties and total real estate operations increased by 3.3% and 6.8%, respectively.

We upgrade the quality of our portfolio through the sale of properties with lower projected returns, which are often in markets less desirable than our target markets, and reinvest these proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these acquisitions are especially accretive where we can eliminate overhead costs, as further described below. A portion of the proceeds from 2011 property sales was used to fund $33.3 million of redevelopment spending on our conventional properties, the acquisition for $22.3 million of the noncontrolling interests in 12 partnerships that own 15 conventional properties and the acquisition for $63.9 million of interests in five conventional properties located in coastal California.

We continue to work toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees. Revenues from transactional activities decreased from $68.2 million during 2008 to $9.2 million during 2011. Also as part of our effort to simplify our business, we are reducing the number of partnerships that own our conventional properties by acquiring the noncontrolling interests in these partnerships which allows us to reduce significant overhead and other costs associated with the separate accounting and reporting that is required for the partnerships, some of which are publicly registered. These and other simplification activities completed to date allowed us to reduce our offsite costs (including property management, investment management and general and administrative costs) from $191.3 million in 2008 to $101.7 million in 2011, with $14.1 million of this reduction achieved in 2011.

Our leverage strategy seeks to balance increasing financial returns with the risks inherent with leverage. At December 31, 2011, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 14% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At December 31, 2011, we had no outstanding corporate level debt.

Our leverage strategy limits refunding risk on our property-level debt. At December 31, 2011, the weighted average maturity of our property-level debt was 8.0 years, with 3.7% of our unpaid principal balance maturing in 2012 (of which 32% has been rate-locked and 40% has been extended by two years in connection with our refinancing activity), and on average 5.7% of our unpaid principal balance maturing per year from 2013 through 2016. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates, capitalization rates and inflation. Approximately 96% of our property-level debt is fixed-rate.

We measure our leverage using, among other things, the ratios of EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends. EBITDA is calculated by adding to our Pro forma FFO (defined below), our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments. Interest, as used in these ratios, represents our proportionate share of interest expense excluding debt prepayment penalties and amortization of deferred financing costs and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds our property loans. For the year ended December 31, 2011, our EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends ratios were 2.18:1 and 1.78:1, compared to ratios of 2.07:1 and 1.68:1, respectively, for the year ended December 31, 2010.

We also measure our leverage using the ratios of Debt to EBITDA and Debt and Preferred Equity to EBITDA. Debt, as used in these ratios, represents our proportionate share of debt, and Preferred Equity represents our preferred stock and the Preferred OP Units of the Aimco Operating Partnership. As of December 31, 2011, our ratios of Debt to EBITDA and Debt and Preferred Equity to EBITDA were 8.6:1 and 10.0:1.

Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a revolving credit facility to meet our short-term liquidity needs. During 2011, we expanded our revolving credit facility from $300.0 million to $500.0 million, providing additional liquidity for short-term or unexpected cash requirements. As of December 31, 2011, we had the capacity to borrow $469.5 million pursuant to our revolving credit facility, net of $30.5 million for undrawn letters of credit backed by the revolving credit facility. The revolving credit facility matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.

In connection with and as defined in our revolving credit facility, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the year ended December 31, 2011, our Debt Service and Fixed Charge Coverage ratios were 1.61:1 and 1:37.1, compared to covenants in place during the year of 1.40:1 and 1:20.1, respectively, and ratios of 1.57:1 and 1.33:1, respectively, for the year ended December 31, 2010.

Key Financial Indicators

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value; Pro forma Funds From Operations; Adjusted Funds From Operations; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Pro forma Funds From Operations and Adjusted Funds From Operations are defined and further described in the section captioned “Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations,” and proportionate property net operating income is defined and further described in the section captioned “Real Estate Operations.” The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.

2012 Goals

During 2012, we intend to build upon our 2011 results. As our 2011 leasing activity earns in, it is expected to contribute 2.1% to 2012 revenue growth, a significant improvement over the 0.4% contribution from 2010 that earned into our 2011 results. We expect our average conventional rents to increase about 10% in 2012, with rent increases coming from both rent growth and the sale of properties with lower rents. We will also remain highly focused on cost control.

We expect to continue to concentrate and upgrade our portfolio in our target markets through sales of properties outside these markets. We also expect to sell properties in our target markets that have lower projected returns. As part of this strategy, during 2012 we intend to sell more than 25 conventional properties with approximately 7,700 units (based on our average ownership) and more than 60 affordable properties with approximately 1,800 units (based on our average ownership). Proceeds from the sale of these properties will be partially used to increase our investment in our target markets by approximately $120.0 million through the redevelopment of Pacific Bay Vistas (formerly Treetops), Lincoln Place and Madera Vista, three properties that are currently vacant, and we expect to invest between $5.0 million and $30.0 million in the redevelopment of five other properties. We also expect to use proceeds from property sales to invest $200.0 million in other property acquisitions, the majority of which will be our acquisition of the noncontrolling interests in 11 consolidated partnerships that own 19 conventional properties.

Our acquisition of the noncontrolling interests discussed above will allow us to reduce overhead costs by eliminating the separate accounting, reporting and other costs associated with these partnerships. Additionally, we further intend to simplify our business during 2012 by selling NAPICO, a legacy asset management business, in a management-led buyout. In February 2012, we entered into an agreement to transfer asset management of NAPICO, and to sell our interests in the portfolio to the new asset manager upon satisfaction of certain conditions and regulatory approvals. We will provide a portion of the financing for the sale, which we expect to close later in 2012, at which time we will have liquidated all of our legacy asset management business. We expect these simplification efforts to result in further reductions in our offsite costs during 2012 and going forward.

During 2012, we will continue to work on strengthening our balance sheet. We are in the process of refinancing all of our 2012 property debt maturities (32% of which is already rate-locked and 40% of which has been extended by two years), and in 2012 we will continue to focus on refinancing our property debt maturing over the next several years to extend maturities and lock in current low interest rates. We expect a gradual reduction in leverage over time, as measured by improving coverage ratios, driven both by growth in net operating income and a reduction of property debt through scheduled amortization. Based on annualized projected fourth quarter 2012 EBITDA, we expect our EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends ratios to be approximately 2.50:1 and 2.00:1, respectively, and we expect our 2012 year end Debt to EBITDA and Debt and Preferred Equity to EBITDA ratios to be approximately 7.5:1 and 9:1, respectively.

We believe the 2012 Goals described above are achievable; however, actual results may differ materially from those described and will be affected by a variety of risks and factors, some of which are beyond our control.

Results of Operations

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

Overview

2011 highlights

Highlights of our results of operations for the year ended December 31, 2011, are summarized below. Property operating information included in these highlights is based on proportionate property operating results, which is further described in the Real Estate Operations section.

•	Conventional Same Store revenues and expenses for 2011 increased by 2.8% and decreased by 1.5%, respectively, resulting in a 5.3% increase in net operating income as compared to 2010.

•	Total Same Store revenues and expenses for 2011 increased by 2.9% and decreased by 1.8%, respectively, resulting in a 5.9% increase in net operating income, as compared to 2010.

•	Net operating income for our real estate portfolio (continuing operations) for the year ended December 31, 2011 increased 4.9%, as compared to 2010.

•	As we continued the execution of our portfolio management strategy, we sold more properties during 2011 than in 2010, producing more proceeds available for accretive investments.

•	As part of our effort to simplify our business, we negotiated the termination of the property and asset management contracts for approximately 100 properties with approximately 11,400 units.

2011 compared to 2010

We reported net loss attributable to Aimco of $57.1 million and net loss attributable to Aimco common stockholders of $103.2 million for the year ended December 31, 2011, compared to net loss attributable to Aimco of $71.7 million and net loss attributable to Aimco common stockholders of $125.3 million for the year ended December 31, 2010, decreases in losses of $14.6 million and $22.1 million, respectively.

These decreases in net loss were principally due to an increase in net operating income of our properties included in continuing operations, reflecting improved operations, partially offset by an increase in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions completed in 2011 that extended maturities and reduced the effective interest rate on a number of non-recourse property loans.

2010 compared to 2009

We reported net loss attributable to Aimco of $71.7 million and net loss attributable to Aimco common stockholders of $125.3 million for the year ended December 31, 2010, compared to net loss attributable to Aimco of $64.3 million and net loss attributable to Aimco common stockholders of $114.8 million for the year ended December 31, 2009, increases in losses of $7.5 million and $10.5 million, respectively.

These increases in net loss were principally due to a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2010 as compared to 2009, partially offset by an increase in net operating income of our properties included in continuing operations, reflecting improved operations.

The following paragraphs discuss these and other items affecting the results of our operations in more detail.

Real Estate Operations

Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists of market-rate apartments with rents paid by the resident and includes 198 properties with 62,834 units. Our affordable real estate portfolio consists of 172 properties with 20,612 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of proportionate property net operating income amounts during the year ended December 31, 2011.

In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of our consolidated and unconsolidated properties. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis.

We do not include property management revenues, offsite costs associated with property management, or casualty related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the years ended December 31, 2011, 2010 and 2009 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of December 31, 2011. Refer to Note 20 in the consolidated financial statements in Item 8 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Conventional Real Estate Operations

Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we own and manage that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year comparable period. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers. Consistent application of our definitions of same store and redevelopment properties resulted in these populations differing for the purpose of comparing 2011 to 2010 results and 2010 to 2009 results.

For the years ended December 31, 2011 and 2010, as presented below, our conventional same store portfolio and our other conventional portfolio consisted of 157 and 41 properties with 55,196 and 7,638 units, respectively. From December 31, 2010 to December 31, 2011, our conventional same store portfolio decreased on a net basis by one property and increased by 660 units. These changes consisted of:

•	the removal of 23 properties, with 6,142 units that were sold or classified as held for sale through December 31, 2011, and for which the results have been reclassified into discontinued operations;

•

the inclusion of 25 properties with 8,071 units for which redevelopment projects were completed primarily during 2009 but that did not meet the criteria to be classified as same store for comparative annual periods until 2011; and

•

the removal of four properties with 1,595 units that experienced significant casualty losses and were moved from the same store classification into the other conventional classification, partially offset by the reintroduction of one property with 326 units into the same store classification.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$734,287	$714,611	$19,676	2.8%
Other Conventional	72,122	74,599	(2,477)	(3.3%)

Total	806,409	789,210	17,199	2.2%

Property operating expenses:
Conventional same store	265,495	269,436	(3,941)	(1.5%)
Other Conventional	34,763	34,136	627	1.8%

Total	300,258	303,572	(3,314)	(1.1%)

Property net operating income:
Conventional same store	468,792	445,175	23,617	5.3%
Other Conventional	37,359	40,463	(3,104)	(7.7%)

Total	$506,151	$485,638	$20,513	4.2%

For the year ended December 31, 2011, as compared to 2010, our conventional segment’s proportionate property net operating income increased $20.5 million, or 4.2%.

Conventional same store proportionate property net operating income increased by $23.6 million, or 5.3%. This increase was primarily attributable to a $19.7 million, or 2.8%, increase in rental and other property revenues due to higher average rent (approximately $27 per unit) and increases in miscellaneous income and utilities reimbursements, partially offset by a 42 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2011, were 3.8% higher than expiring lease rates and renewal rates were 4.6% higher than expiring lease rates. The increase in conventional same store property net operating income was also attributable to a $3.9 million, or 1.5%, decrease in property operating expense, primarily due to reductions in contract services, marketing, insurance and personnel and related costs.

Our other conventional proportionate property net operating income decreased by $3.1 million, or 7.7%, primarily due to a 3.3% decrease in revenue from a larger number of vacant units resulting from the timing of casualties at certain of our properties in 2011 as compared to 2010.

	Year Ended December 31,
	2010	2009	$ Change	% Change
Rental and other property revenues:
Conventional same store	$602,960	$603,947	$(987)	(0.2%)
Conventional redevelopment	116,588	110,586	6,002	5.4%
Other Conventional	69,662	68,697	965	1.4%

Total	789,210	783,230	5,980	0.8%

Property operating expenses:
Conventional same store	227,621	230,430	(2,809)	(1.2%)
Conventional redevelopment	42,177	43,523	(1,346)	(3.1%)
Other Conventional	33,774	33,089	685	2.1%

Total	303,572	307,042	(3,470)	(1.1%)

Property net operating income:
Conventional same store	375,339	373,517	1,822	0.5%
Conventional redevelopment	74,411	67,063	7,348	11.0%
Other Conventional	35,888	35,608	280	0.8%

Total	$485,638	$476,188	$9,450	2.0%

For the year ended December 31, 2010, as compared to 2009, our conventional segment’s proportionate property net operating income increased $9.5 million, or 2.0%.

Conventional same store property net operating income increased by $1.8 million, or 0.5%. This increase was attributable to a $2.8 million, or 1.2%, decrease in expense primarily due to a reduction during 2010 of previously estimated real estate tax obligations resulting from successful appeals settled during the period and lower marketing expense, partially offset by an increase in insurance costs. This decrease in expense was partially offset by a $1.0 million, or 0.2%, decrease in revenue, primarily due to lower average rent (approximately $32 per unit). The decrease in average rent was partially offset by a 185 basis point increase in average daily occupancy and higher utility reimbursement and miscellaneous income and a decrease in bad debt expense. Rental rates on new leases transacted during the year ended December 31, 2010, were 2.3% lower than expiring lease rates and renewal rates were 1.5% higher than expiring lease rates.

The net operating income of our conventional redevelopment properties increased by $7.3 million, or 11.0%, primarily due to a $6.0 million, or 5.4%, increase in revenue resulting from higher average daily occupancy and an increase in utility reimbursement and miscellaneous income, and a $1.3 million, or 3.1%, reduction in expense primarily related to marketing expenses, partially offset by higher insurance.

Our other conventional net operating income increased by $0.3 million, or 0.8%, due to an increase in revenue of $1.0 million, or 1.4%, offset by an increase in expense of $0.7 million, or 2.1%.

Affordable Real Estate Operations

Our affordable segment consists of properties we classify as same store or other (primarily redevelopment properties). Our criteria for classifying affordable properties as same store or other are consistent with those for our conventional properties described above.

For the years ended December 31, 2011, 2010 and 2009, our affordable same store portfolio and other affordable portfolio consisted of 115 and 57 properties with 14,244 and 6,368 units, respectively. From December 31, 2010 to December 31, 2011, our affordable same store portfolio decreased due to the removal of 38 properties with 4,114 units that were sold or classified as held for sale through December 31, 2011, and for which the results have been reclassified into discontinued operations.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Affordable same store	$108,387	$104,222	$4,165	4.0%
Other Affordable	14,511	13,710	801	5.8%

Total	122,898	117,932	4,966	4.2%

Property operating expenses:
Affordable same store	45,300	47,102	(1,802)	(3.8%)
Other Affordable	5,725	5,510	215	3.9%

Total	51,025	52,612	(1,587)	(3.0%)

Property net operating income:
Affordable same store	63,087	57,120	5,967	10.4%
Other Affordable	8,786	8,200	586	7.1%

Total	$71,873	$65,320	$6,553	10.0%

For the year ended December 31, 2011, as compared to 2010, the proportionate property net operating income of our affordable segment increased $6.6 million, or 10.0%.

Affordable same store property net operating income increased by $6.0 million, or 10.4%, consisting of a $4.2 million, or 4.0%, increase in revenue and a $1.8 million, or 3.8%, decrease in expense. Affordable same store revenue increased primarily due to higher average rent ($32 per unit) and higher average daily occupancy (26 basis points) at our affordable same store properties. The increase in average rent was partially due to retroactive rent increases awarded in 2011 under government subsidy programs at certain of our affordable properties, $0.2 million of which relates to previous years. Affordable same store expenses decreased primarily due to reductions in personnel and related costs, insurance and real estate tax expenses, the majority of which relates to successful recoveries associated with appeals for 2010 and prior years. The increase in our affordable segment’s proportionate property net operating income was also due to higher net operating income of our other affordable properties of $0.6 million, or 7.1%.

	0000000000	0000000000	0000000000	0000000000
	Year Ended December 31,
	2010	2009	$ Change	% Change
Rental and other property revenues:
Affordable same store	$104,222	$101,827	$2,395	2.4%
Other Affordable	13,710	12,695	1,015	8.0%

Total	117,932	114,522	3,410	3.0%

Property operating expenses:
Affordable same store	47,102	46,349	753	1.6%
Other Affordable	5,510	5,989	(479)	(8.0%)

Total	52,612	52,338	274	0.5%

Property net operating income:
Affordable same store	57,120	55,478	1,642	3.0%
Other Affordable	8,200	6,706	1,494	22.3%

Total	$65,320	$62,184	$3,136	5.0%

The proportionate property net operating income of our affordable segment increased $3.1 million, or 5.0%, during the year ended December 31, 2010, as compared to 2009. Affordable same store net operating income increased by $1.6 million, or 3.0%, primarily due to a $2.4 million, or 2.4%, increase in revenue due to higher average rent ($22 per unit) and higher average daily occupancy (14 basis points). The net operating income of our other affordable properties increased by $1.5 million, or 22.3%, primarily due to an 8.0% increase in revenue driven by higher average rent ($23 per unit) and higher average occupancy.

Non-Segment Real Estate Operations

Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 20 to the consolidated financial statements in Item 8).

For the years ended December 31, 2011, 2010 and 2009, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share of such cost that we allocate to the limited partners in our consolidated partnerships) and offsite costs associated with properties we manage for third parties, totaled $41.4 million, $48.2 million and $51.2 million, respectively. The decrease in property management expenses in 2011 as compared to 2010 was primarily due to the termination in early 2011 of our role as asset manager and property manager for approximately 100 properties with approximately 11,400 units. The decrease in property management expenses in 2010 as compared to 2009 was primarily due to reductions in personnel and related costs attributed to our restructuring activities.

For the years ended December 31, 2011 and 2010, casualty losses increased by $3.9 million, from $7.7 million to $11.6 million, primarily due to $5.2 million of losses in 2011 from severe snow storms in the Northeast that damaged several properties along with a $1.6 million loss resulting from a severe wind storm in California during 2011 that damaged a property.

For the years ended December 31, 2010 and 2009, casualty losses decreased by $3.9 million, from $11.6 million to $7.7 million, primarily due to losses incurred during 2009 resulting from properties damaged by Tropical Storm Fay, Hurricane Ike and other less severe storms and casualty events.

Asset Management and Tax Credit Revenues

We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes. In recent years, in an effort to simplify our business, we have reduced our role in transactional activities and accordingly the amount of earnings we generate from transactional activities has decreased. As we continue to work toward our simplification strategy, we expect the amounts of transactional fees to continue to diminish.

For the year ended December 31, 2011, compared to the year ended December 31, 2010, asset management and tax credit revenues increased $3.0 million. This increase is primarily attributable to a $2.1 million increase in general partner transactional fees, a $2.0 million increase in income related to the syndication of low-income housing tax credit partnerships, and a $1.3 million increase in asset management fees. The increase in asset management fees primarily related to the termination in early 2011 of our role as asset manager for approximately 100 properties, pursuant to which we agreed to receive a reduced payment on asset management and other fees owed to us, a portion of which was not previously recognized based on concerns regarding collectability. These increases in asset management and tax credit revenues during 2011 were partially offset by a $2.4 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, asset management and tax credit revenues decreased $14.2 million. This decrease is attributable to an $8.7 million decrease in income related to our affordable housing tax credit syndication business, $3.8 million of which relates to the delivery in 2009 of historic property rehabilitation tax credits with no comparable activity in 2010, and the remainder of which is primarily due to a reduction in amortization of deferred tax credit income. Asset management and tax credit revenues also decreased by $1.9 million due to the elimination of asset management fees related to properties we consolidated at the beginning of 2010, for which the benefit of these fees is now included in noncontrolling interests in consolidated real estate partnerships, a $1.9 million decrease in disposition and other fees we earn in connection with transactional activities, and a $1.7 million decrease in promote income.

Investment Management Expenses

Investment management expenses consist primarily of the costs of personnel that perform asset management and tax credit activities. For the year ended December 31, 2011, compared to the year ended December 31, 2010, investment management expenses decreased $4.1 million. This decrease is primarily due to a $1.7 million reduction in personnel and related costs and a $2.4 million decrease in expenses, primarily related to our write off during 2010 of previously deferred costs related to tax credit projects we abandoned.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, investment management expenses decreased $1.3 million. This decrease is primarily due to a $4.3 million reduction in personnel and related costs from our organizational restructurings, partially offset by a $3.0 million net increase in expenses, primarily related to our write off during 2010 of previously deferred costs related to tax credit projects we abandoned.

Depreciation and Amortization

For the year ended December 31, 2011, compared to the year ended December 31, 2010, depreciation and amortization decreased $19.7 million, or 5.0%, primarily due to properties that became fully depreciated in 2010 and adjustments of depreciation recognized during 2011 related to revisions of the estimated useful lives of certain real estate properties.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, depreciation and amortization decreased $4.3 million, or 1.1%. This decrease was primarily due to depreciation adjustments recognized in 2009 to reduce the carrying amount of certain properties. This decrease was partially offset by an increase in depreciation primarily related to properties we consolidated during 2010 based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 4 to our consolidated financial statements in Item 8) and completed redevelopments and other capital projects recently placed in service.

Provision for Operating Real Estate Impairment Losses

During the years ended December 31, 2011, 2010 and 2009, we recognized impairment losses totaling $4.3 million, $0.1 million, and $0.8 million, respectively, related to properties classified as held for use. These impairments losses were recognized primarily due to reductions in the estimated period over which we expect to hold the properties, coupled with reductions in the estimated fair values of the assets as compared with their carrying amounts.

General and Administrative Expenses

In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional properties by acquiring the noncontrolling interests in these partnerships, which allows us to reduce significant overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions completed to date have allowed us to reduce our offsite costs, a portion of which is included in general and administrative expenses, by $14.1 million, or 12.2%, in 2011, and by $89.6 million or 46.8% since 2008. Our general and administrative expense as a percentage of total revenues has decreased from 5.4% in 2009, to 5.1% in 2010 and 4.7% in 2011.

For the year ended December 31, 2011, compared to the year ended December 31, 2010, general and administrative expenses decreased $2.4 million, or 4.5%, primarily due to net reductions in personnel and related expenses.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, general and administrative expenses decreased $3.3 million, or 5.8%, primarily attributable to net reductions in personnel and related expenses, partially offset by an increase in information technology outsourcing costs.

Other Expenses, Net

Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.

For the year ended December 31, 2011, compared to the year ended December 31, 2010, other expenses, net increased by $9.9 million. The net increase in other expense during 2011 as compared to 2010 was primarily attributable to the settlement of various litigation matters during 2010, which resulted in a net gain in our operations.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, other expenses, net decreased by $4.5 million. During 2009, we settled certain litigation matters resulting in a net expense in our operations, and in 2010 we settled certain litigation matters that resulted in a net gain in our operations. The effect of the expense in 2009 and gain in 2010 resulted in a $14.8 million decrease in other expenses, net from 2009 to 2010. This decrease was partially offset by an increase in the cost of our insurance (net of a reduction in the number of properties insured from 2009 to 2010).

Interest Income

Interest income consists primarily of interest on notes receivable (including those from unconsolidated real estate partnerships, which are classified within other assets in our consolidated balance sheets), accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities in a securitization of certain of our property loans.

For the year ended December 31, 2011, compared to the year ended December 31, 2010, interest income decreased $0.3 million, or 2.6%. This decrease in interest income was primarily due to our recognition of accretion income during 2010 on discounted notes that were repaid in advance of their maturity dates.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, interest income increased $1.9 million, or 22.4%. Interest income increased during 2010 primarily due to an increase of accretion income related to a change in timing and amount of collection for certain of our discounted notes, including several notes that were repaid in advance of their maturity dates.

Provision for Losses on Notes Receivable

During the year ended December 31, 2011, we recognized $0.5 million of net recoveries of previously recognized losses on notes receivable, primarily related to property sales during 2011 for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. During the year ended December 31, 2010, we recognized a net provision for losses on notes receivable of $0.9 million, primarily due to concerns regarding the collectability of the corresponding notes receivable.

During the year ended December 31, 2009, we recognized a net provision for losses on notes receivable of $21.5 million, which consisted primarily of an impairment related to our interest in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in southern California. Based upon the profit allocation agreement, we accounted for our investment as a note receivable. In connection with the preparation of our 2009 annual financial statements and as a result of declines in land values in Southern California, we determined our then recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $20.7 million ($12.4 million net of tax).

Interest Expense

For the year ended December 31, 2011, compared to the year ended December 31, 2010, interest expense, which includes the amortization of deferred financing costs and prepayment penalties, increased by $13.8 million. Property related interest expense increased by $15.5 million, primarily due to our recognition during 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of financing transactions in which we reduced the weighted average interest rate and extended to ten years the maturity on over $600.0 million of property loans, partially offset by a decrease in interest on our property debt primarily due to lower interest rates resulting from our refinancing activities. The series of financing transactions is discussed further in Note 3 to the consolidated financial statements in Item 8. Corporate level interest expense decreased by $1.7 million primarily due to the repayment of our term loan during 2010.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, interest expense decreased by $0.4 million. Corporate interest expense decreased $7.6 million, primarily due to a decrease in the average outstanding balance on our term loan, which we repaid during July 2010. This decrease in corporate interest expense was partially offset by a $7.2 million increase in property related interest expense, due to a $2.8 million net increase related to properties newly consolidated and deconsolidated in 2010 (see Note 4 to our consolidated financial statements in Item 8 for further discussion of our adoption of ASU 2009-17) and an increase related to properties refinanced with higher average outstanding balances, partially offset by lower average rates.

Equity in Losses of Unconsolidated Real Estate Partnerships

Equity in earnings or losses of unconsolidated real estate partnerships includes our share of the net earnings or losses of our unconsolidated real estate partnerships, which may include impairment losses, gains or losses on the disposition of real estate properties or depreciation expense, which generally exceeds the net operating income recognized by such unconsolidated partnerships.

During the periods presented, the majority of the investments in unconsolidated real estate partnerships included in our consolidated balance sheets were entities that we consolidated in our financial statements even though we held a nominal economic interest in these entities. Accordingly, the equity in earnings and losses recognized by these entities were allocated to noncontrolling interests and had no significant effect on the amounts of net loss attributable to Aimco.

Gain on Dispositions of Interests in Unconsolidated Real Estate and Other

Gain on dispositions of interests in unconsolidated real estate and other includes gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period.

During the years ended December 31, 2011 and 2010, we recognized $2.4 million and $10.6 million, respectively, in net gains on disposition of interests in unconsolidated real estate and other. These gains were primarily related to sales of investments held by consolidated partnerships in which we generally hold a nominal general partner interest. Based on our nominal economic interest in the consolidated partnerships that sold these investments, substantially all of these gains were allocated to the noncontrolling interests in these partnerships and had no significant effect on the amounts of net loss attributable to Aimco during the periods.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, gain on dispositions of interests in unconsolidated real estate and other decreased $10.9 million. This decrease is primarily attributable to $8.6 million of additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership and a $4.0 million gain from the disposition of our interest in a group purchasing organization during 2009.

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

For the year ended December 31, 2011, compared to the year ended December 31, 2010, income tax benefit decreased by $9.9 million, from $17.1 million to $7.2 million. This decrease was primarily due to decreases in the losses of our TRS entities.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, income tax benefit decreased by $3.4 million, from $20.5 million to $17.1 million. This decrease in income tax benefit was primarily due to the tax benefit we recognized in 2009 related to the impairment of our investment in Casden Properties, LLC, for which no similar benefit was recognized in 2010, and was partially offset by an increase in tax benefits related to increased losses of our TRS entities.

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

For the years ended December 31, 2011 and 2010, income from discontinued operations totaled $83.9 million and $73.9 million, respectively. The $10.0 million increase in income from discontinued operations was principally due to a $15.1 million increase in gain on dispositions of real estate, net of income taxes, primarily attributable to more properties sold in 2011 as compared to 2010, with the balance of the change resulting from decreases in operating income, net of interest expense, due to the timing of sales.

For the years ended December 31, 2010 and 2009, income from discontinued operations totaled $73.9 million and $152.7 million, respectively. The $78.8 million decrease in income from discontinued operations was principally due to a $128.2 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2010 as compared to 2009, with the balance of the change resulting from decreases in operating income, net of interest expense, due to the timing of sales.

During the year ended December 31, 2011, we sold 67 consolidated properties for gross proceeds of $473.5 million and net proceeds of $185.6 million, resulting in a net gain on sale of approximately $101.2 million (which is net of $7.0 million of related income taxes). During the year ended December 31, 2010, we sold 51 consolidated properties for gross proceeds of $401.4 million and net proceeds of $118.4 million, resulting in a net gain on sale of approximately $86.1 million (which is net of $8.8 million of related income taxes). During the year ended December 31, 2009, we sold 89 consolidated properties for gross proceeds of $1.3 billion and net proceeds of $432.7 million, resulting in a net gain on sale of approximately $216.2 million (which is net of $5.8 million of related income taxes).

The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using our proportionate share of the trailing twelve month net operating income prior to sale, less a 3.5% management fee, divided by our proportionate share of gross proceeds, were 7.1% and 8.9%, respectively, for sales during the year ended December 31, 2011, 8.9% and 9.6%, respectively, for sales during the year ended December 31, 2010, and 8.7% and 7.9%, respectively, for sales during the year ended December 31, 2009.

For the years ended December 31, 2011, 2010 and 2009, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of December 31, 2011. Refer to Note 16 to our consolidated financial statements in Item 8 for further discussion of discontinued operations.

Noncontrolling Interests in Consolidated Real Estate Partnerships

Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the non-Aimco owners in these partnerships. We adjust our total consolidated operating results in our consolidated financial statements to determine the portion of our consolidated operating results that corresponds to our ownership interest in all of our consolidated entities. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the non-Aimco owners includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.

For the years ended December 31, 2011 and 2010, the non-Aimco owners’ share of our operating results were losses of $0.3 million and $13.3 million, a $13.0 million decrease in their share of net losses year over year. This decrease was primarily due to an $8.6 million increase in their share of income from discontinued operations, which is primarily due to an increase in gains on the disposition of real estate from 2010 to 2011, and a $4.4 million decrease in their share of loss from continuing operations.

For the year ended December 31, 2010, the non-Aimco owners’ share of our operating results was a loss of $13.3 million, as compared to net income of $22.5 million during the year ended December 31, 2009, a variance of $35.8 million. This change was substantially attributed to a decrease in their share of income from discontinued operations, which decreased primarily due to a reduction in gains on the dispositions of real estate from 2009 to 2010.

Noncontrolling Interests in Aimco Operating Partnership

Noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the non-Aimco owners of OP Units. We allocate the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. The amount of the Aimco Operating Partnership’s income allocated to holders of the preferred OP Units is equal to the amount of distributions they receive.

For the years ended December 31, 2011 and 2010, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented losses of $0.8 million and $4.6 million, respectively, a decrease in their share of losses of $3.8 million. The common noncontrolling interests share of our consolidated net losses decreased by $2.1 million, primarily due to a decrease in our losses from continuing operations from 2010 to 2011. This was partially offset by an increase in the preferred noncontrolling interests’ share of our earnings, which was primarily due to the effect on income attributed to preferred noncontrolling interests resulting from the repurchase of preferred OP Units in 2010 discussed below.

For the years ended December 31, 2010 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented losses of $4.6 million and $3.1 million, respectively, an increase in their share of losses of $1.5 million. This change is primarily attributable to the $1.8 million excess of the carrying amount over the consideration paid in our repurchase of certain preferred OP Units during 2010, which is reflected as a reduction of income allocated to preferred noncontrolling interests in the Aimco Operating Partnership.

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

Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next two years, we intend to sell more than 100 properties that do not align with our long-term investment strategy, including more than 85 properties targeted for sale during 2012. While there is no assurance that we will meet this disposition target, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any properties that are sold or meet the criteria to be classified as held for sale during 2012, the reduction in the estimated holding period for these properties may result in additional impairment losses.

Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2011, 2010 and 2009, we recorded impairment losses of $4.3 million, $0.1 million and $0.8 million, respectively, related to properties classified as held for use. During the years ended December 31, 2011, 2010 and 2009, we recognized impairment losses of $15.9 million, $13.0 million and $56.1 million, respectively, for properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.

Provision for Losses on Notes Receivable

We assess the collectability of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of the projected cash flow of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our projections of the cash flow of such borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize provisions for losses on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. In certain instances where other sources of cash flow are available to repay the loan, the provision is measured by discounting the estimated cash flows at the loan’s original effective interest rate.

During the year ended December 31, 2011, we recognized a net recovery of previously recognized provisions for losses on notes receivable of $0.5 million, as compared to $0.9 million and $21.5 million net provisions for losses on notes receivable during the years ended December 31, 2010 and 2009, respectively. As discussed in Provision for Losses on Notes Receivable within the preceding discussion of our Results of Operations, provisions for losses on notes receivable in 2009 includes an impairment loss of $20.7 million ($12.4 million net of tax) on our investment in Casden Properties LLC, which we account for as a note receivable. We will continue to evaluate the collectability of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. Indirect costs are allocations of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses (see Capital Additions and Related Depreciation in Note 2 to the consolidated financial statements in Item 8).

For the years ended December 31, 2011, 2010 and 2009, for continuing and discontinued operations, we capitalized to buildings and improvements $14.0 million, $11.6 million and $9.8 million of interest costs, respectively, and $25.7 million, $25.3 million and $40.0 million of site payroll and indirect costs, respectively. The reductions in capitalized payroll and indirect costs from 2009 to 2010 are primarily due to a reduced level of redevelopment activities.

Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations

Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption related amounts (adjusted for noncontrolling interests). Preferred equity redemption related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests).

FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same non-GAAP measures and computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the years ended December 31, 2011, 2010 and 2009, our FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2011	2010	2009
Net (loss) income attributable to Aimco common stockholders (1)	$(103,161)	$(125,318)	$(114,840)
Adjustments:
Depreciation and amortization	378,043	397,740	402,035
Depreciation and amortization related to non-real estate assets	(12,942)	(14,380)	(16,400)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(29,638)	(39,155)	(34,001)
(Gain) loss on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interests (2)	(2,158)	647	(13,300)
Operating real estate impairment losses, net of noncontrolling partners’ interest	3,868	65	443
Impairment losses related to unconsolidated real estate partnerships, net	4,042	203	—
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(67,723)	(68,545)	(157,799)
Operating real estate impairment losses, net of noncontrolling partners’ interest and related income tax benefit (2)	12,360	11,851	54,540
Depreciation of rental property, net of noncontrolling partners’ interest (2)	13,557	28,959	81,096
Income tax expense arising from disposals and impairments, net	6,990	8,385	3,745
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (3)	(20,868)	(22,731)	(23,937)
Amounts allocable to participating securities (4)	(556)	(738)	(1,234)

FFO attributable to Aimco common stockholdersœ – diluted	$181,814	$176,983	$180,348
Preferred equity redemption – related amounts (5)	(3,904)	(254)	(1,649)
Common noncontrolling interests in Aimco Operating Partnership’s share of preferred redemption amounts (3)	266	18	123
Amounts allocable to participating securities (4)	16	1	13

Pro forma FFO attributable to Aimco common stockholders – diluted	$178,192	$176,748	$178,835

Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities (3,4)	(73,802)	(60,181)	(64,454)

AFFO attributable to Aimco common stockholders – diluted	$104,390	$116,567	$114,381

Weighed average common shares outstanding – diluted (earnings per share)	119,312	116,369	114,301
Dilutive common share equivalents	314	324	1,262

Weighed average common shares outstanding – diluted (FFO)(6)	119,626	116,693	115,563

Notes:

(1)	Represents the numerator for calculating basic earnings per common share in accordance with GAAP (see Note 17 to the consolidated financial statements in Item 8).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)

During the years ended December 31, 2011, 2010 and 2009, the Aimco Operating Partnership had outstanding 8,368,855, 8,377,645 and 8,878,859 common OP Units and equivalents that were owned by limited partners other than Aimco.

(4)

Amounts allocable to participating securities represent dividends declared and any amounts of undistributed earnings allocable to participating securities. See Note 17 to the consolidated financial statements in Item 8 for further information regarding participating securities.

(5)

In accordance with the Securities and Exchange Commission’s July 31, 2003 interpretation of the Emerging Issues Task Force Topic D-42, Aimco includes preferred stock redemption related amounts in FFO. As a result, FFO for the years ended December 31, 2011, 2010 and 2009 includes redemption discounts, net of issuance costs, of $3.9 million, $0.3 million and $1.6 million, respectively, which we exclude from our calculation of Pro forma FFO.

(6)	Represents the denominator for earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.

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

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure through our reduction in short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property loans. However, if property financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.

As further discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At December 31, 2011, we estimate that a 1.0 % increase in 30-day LIBOR with constant credit risk spreads would reduce our net income (or increase our net loss) attributable to Aimco common stockholders by approximately $1.9 million on an annual basis. The effect of an increase in 30-day LIBOR may be mitigated by its effect in increasing income earned on our variable rate assets.

We use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable rate debt. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of December 31, 2011, we had total rate of return swap positions with one financial institution with notional amounts totaling $75.0 million.

During the year ended December 31, 2011, we received net cash receipts of $10.2 million under the total return swaps, which positively affected our liquidity. During 2011, we reduced significantly the amount of debt subject to total rate of return swaps. Accordingly, we expect the amount of net cash we receive under total rate of return swap arrangements will decrease significantly from what we received during 2011.

The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At December 31, 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 9 to the consolidated financial statements in Item 8 for additional information regarding these arrangements, including the maturity dates of the swaps.

As of December 31, 2011, we had the capacity to borrow $469.5 million pursuant to our revolving credit facility, net of $30.5 million for undrawn letters of credit backed by the revolving credit facility.

At December 31, 2011, we had $91.1 million in cash and cash equivalents, a decrease of $20.3 million from December 31, 2010. At December 31, 2011, we had $186.7 million of restricted cash, a decrease of $12.5 million from December 31, 2010. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.

Operating Activities

For the year ended December 31, 2011, our net cash provided by operating activities of $258.8 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, and interest related to our non-recourse property debt. Cash provided by operating activities for the year ended December 31, 2011, increased $1.3 million compared with the year ended December 31, 2010, primarily due to changes in working capital from 2010 to 2011, partially attributable to our reductions in offsite costs, substantially offset by the prepayment penalties incurred during 2011 in connection with a series of property financing transactions.

Investing Activities

For the year ended December 31, 2011, our net cash provided by investing activities of $40.5 million consisted primarily of proceeds from the disposition of real estate and the release of capital improvement escrows, partially offset by capital expenditures, purchases of real estate and the purchase of investments in debt securities.

Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2011, we sold or disposed of 67 consolidated properties for an aggregate sales price of $473.5 million, generating proceeds totaling $185.6 million after the amount of property debt repaid upon the sale or assumed by the buyers, and after the payment of transaction costs and debt prepayment penalties. Net cash proceeds from property sales were used primarily to fund redevelopment spending on our conventional properties and property investments, including investments in other properties and acquisitions of the noncontrolling interests in certain of our consolidated properties.

Capital expenditures totaled $200.4 million during the year ended December 31, 2011, and consisted primarily of Capital Improvements and Capital Replacements, and to a lesser extent spending for redevelopment projects and casualties. We generally fund capital additions with cash provided by operating activities, working capital and property sales.

Financing Activities

For the year ended December 31, 2011, net cash used in financing activities of $319.6 million was primarily attributed to debt principal payments, dividends paid to common and preferred stockholders, distributions to noncontrolling interests and our redemption and repurchase of preferred stock. Proceeds from property loans and our issuance of preferred and common stock partially offset the cash outflows.

Property Debt

At December 31, 2011 and 2010, we had $5.2 billion and $5.5 billion, respectively, in consolidated property debt outstanding, which included $13.0 million and $276.2 million at December 31, 2011 and 2010, respectively, of property debt classified within liabilities related to assets held for sale. During the year ended December 31, 2011, we refinanced or closed property loans on 44 properties generating $966.1 million of proceeds from borrowings with a weighted average interest rate of 4.80% inclusive of the financing transactions discussed in Note 3 to the consolidated financial statements in Item 8. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $48.2 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.

Revolving Credit Facility

We have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. During 2011, we entered into the Credit Agreement to replace our prior revolving credit facility and, among other things, increase the revolving commitments from $300.0 million to $500.0 million, extend the maturity from May 2013 (exclusive of a one-year extension option) to December 2014 (exclusive of two one-year extension options), reduce by 1.50% the initial spread we pay over both LIBOR and prime rates, and eliminate the 1.50% LIBOR floor on the facility’s base interest rate that existed in the prior facility.

Borrowings under the Credit Agreement bear interest based on a pricing grid determined by leverage (initially either at LIBOR plus 2.75% or, at our option, a base rate as defined in the Credit Agreement). The revolving credit facility matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.

As of December 31, 2011, we had no borrowings outstanding under the Credit Agreement, and we had the capacity to borrow $469.5 million, net of $30.5 million for undrawn letters of credit backed by the revolving credit facility. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.

Our Credit Agreement requires us to satisfy, among other customary financial covenants, ratios of EBITDA to debt service and EBITDA to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended December 31, 2011, as calculated based on the provisions in our Credit Agreement, we had a ratio of EBITDA to debt service of 1.61:1 and a ratio of EBITDA to fixed charges of 1.37:1. In the first quarter of 2012, the covenant ratios of EBITDA to debt service and EBITDA to fixed charges required by our Credit Agreement will increase to 1.50:1 and 1.30:1, respectively. We expect to remain in compliance with these covenants during 2012.

Equity Transactions

During the year ended December 31, 2011, we paid cash dividends or distributions totaling $49.8 million, $57.6 million and $11.9 million to preferred stockholders, common stockholders and noncontrolling interests in the Aimco Operating Partnership, respectively.

During the year ended December 31, 2011, we paid cash distributions of $46.5 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2011.

During the year ended December 31, 2011, we issued approximately 869,200 shares of 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering and subsequent offerings through an at-the-market, or ATM, offering program, for net proceeds per share of $23.00 (reflecting an average price to the public of $24.25 per share, less underwriting discounts, commissions and transaction costs of approximately $1.25 per share). The offerings generated net proceeds of $20.0 million.

Also during the year ended December 31, 2011, primarily using the proceeds from our Class Z Cumulative Preferred Stock issuances, we redeemed 862,500 shares (25% of the amount outstanding) of our Class V Cumulative Preferred Stock. This redemption was for cash at a price equal to $25.00 per share, or $21.6 million in aggregate, plus accumulated and unpaid dividends of approximately $0.2 million. We intend to accumulate the proceeds from further ATM issuances of our Class Z Cumulative Preferred Stock and use them for further redemptions of outstanding preferred securities with higher required dividend rates.

During the year ended December 31, 2011, we sold 2.9 million shares of Common Stock under our common stock ATM offering program, generating $73.6 million of gross proceeds, or $71.9 million, respectively, net of commissions. We used the net proceeds primarily to fund the investments discussed in Note 3 to the consolidated financial statements in Item 8.

Pursuant to ATM offering programs active at December 31, 2011, we have the capacity to issue up to 3.5 million and 3.9 million additional shares of our Common Stock and Class Z Preferred Stock, respectively. Additionally, we and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.

During the year ended December 31, 2011, we acquired noncontrolling limited partnership interests in 12 consolidated real estate partnerships that own 15 properties and in which our affiliates serve as general partner, for a total cost of $22.3 million, and we redeemed approximately 237,000 common OP Units for cash of $6.1 million.

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2011 (amounts in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
Long-term debt (1)	$5,172,320	$267,278	$722,726	$857,969	$3,324,347
Interest related to long-term debt (2)	2,001,137	276,569	501,793	428,273	794,502
Long-term debt on assets held for sale (1)	13,012	255	573	2,671	9,513
Interest related to long-term debt on assets held for sale (2)	1,940	157	331	278	1,174
Leases for space	11,848	5,248	3,953	2,002	645
Other obligations (3)	12,604	10,227	2,377	—	—

Total	$7,212,861	$559,734	$1,231,753	$1,291,193	$4,130,181

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt.

(2)

Includes interest related to both fixed rate and variable rate debt. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2011. Refer to Note 7 in the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)

Includes a commitment to fund $3.0 million in second mortgage loans on certain properties in West Harlem, New York City, and approximately $9.6 million of obligations related to our redevelopment activities.

In addition to the amounts presented in the table above, at December 31, 2011, we had $659.7 million (liquidation value) of perpetual preferred stock outstanding with annual dividend yields ranging from 1.6% (variable) to 8.0%, and $82.5 million (liquidation value) of redeemable preferred units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.8% to 8.8%, or equal to the dividends paid on our Common Stock.

As discussed in Note 6 to the consolidated financial statements in Item 8, we have notes receivable collateralized by second mortgages on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put these properties to us, which would result in a cash payment by us of approximately $30.8 million and our assumption of approximately $118.4 million in property debt. The obligor’s right to exercise the put is dependent upon the achievement of specified operating performance thresholds.

As discussed in Note 11 to the consolidated financial statements in Item 8, pursuant to financing arrangements on two of our conventional redevelopment properties, we are contractually obligated to complete the planned projects. The majority of the capital spending will be funded from construction financing that will be converted to permanent non-recourse property loans upon completion of the projects. Based on the uncertainty regarding the timing and the final amounts of the expenditures, we have excluded them from the contractual obligations table above.

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

Off-Balance Sheet Arrangements

We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests typically range from less than 1% to 50% and in some instances more than 50%. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes or accounts receivable as reported in our consolidated financial statements (see Note 4 to the consolidated financial statements in Item 8 for further discussion of our involvement with variable interest entities and see Note 5 to the consolidated financial statements in Item 8 for additional information about our involvement with and investments in unconsolidated real estate partnerships).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to the availability of property debt of other cash sources to refund maturing property debt and to changes in base interest rates and credit risk spreads. Our libilities are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.

As of December 31, 2011, on a consolidated basis, we had approximately $220.2 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $179.0 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.9 million on an annual basis.

At December 31, 2011, we had approximately $389.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.

We estimate the fair value for our debt instruments using present value techniques that include income and market valuation approaches using market rates for debt with the same or similar terms. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion at December 31, 2011 ($4.9 billion on a proportionate basis). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.2 billion at December 31, 2011 ($4.7 billion on a proportionate basis). See Note 7 and Note 8 to the consolidated financial statements in Item 8 for further details on our consolidated debt. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.4 billion to $5.1 billion (from $4.9 billion to $4.7 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.4 billion to $5.8 billion (from $4.9 billion to $5.2 billion on a proportionate basis).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Apartment Investment and Management Company

We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado

February 23, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is presented under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters – Code of Ethics,” “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters – Nominating and Corporate Governance Committee,” “Corporate Governance Matters – Audit Committee” and “Corporate Governance Matters—Audit Committee Financial Expert” in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at Fiscal Year End 2011,” “Option Exercises and Stock Vested in 2011,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters – Director Compensation” in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Independence of Directors” in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6	Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8	Senior Secured Credit Agreement, dated as of December 13, 2011, among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 13, 2011, is incorporated herein by this reference)

10.9	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.10	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.11	Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.12	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.13	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.14	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.15	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.16	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.17	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.18	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

101	XBRL (Extensible Business Reporting Language). The following materials from Aimco’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive loss; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

(3)

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

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TERRY CONSIDINE	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2012
Terry Considine

/s/ ERNEST M. FREEDMAN Ernest M. Freedman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2012

/s/ PAUL BELDIN Paul Beldin	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 23, 2012

/s/ JAMES N. BAILEY	Director	February 23, 2012
James N. Bailey

/s/ THOMAS L. KELTNER	Director	February 23, 2012
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 23, 2012
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 23, 2012
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 23, 2012
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 23, 2012
Michael A. Stein

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, during 2010 the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado

February 23, 2012

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(In thousands, except share data)

	September 30,	September 30,
	2011	2010
ASSETS
Buildings and improvements	$6,839,678	$6,772,272
Land	2,053,975	2,040,719

Total real estate	8,893,653	8,812,991
Less accumulated depreciation	(2,864,873)	(2,659,320)

Net real estate ($794,734 and $842,143 related to VIEs)	6,028,780	6,153,671
Cash and cash equivalents ($43,286 and $34,808 related to VIEs)	91,066	111,325
Restricted cash ($44,034 and $55,062 related to VIEs)	186,717	199,190
Accounts receivable, net ($8,434 and $8,393 related to VIEs)	41,796	49,855
Deferred financing costs, net	49,486	45,387
Notes receivable	111,205	116,726
Investment in unconsolidated real estate partnerships ($29,301 and $54,374 related to VIEs)	47,790	59,282
Other assets	246,195	194,740
Deferred income tax assets, net	51,933	58,736
Assets held for sale	16,894	389,654

Total assets	$6,871,862	$7,378,566

LIABILITIES AND EQUITY
Non-recourse property debt ($638,546 and $635,085 related to VIEs)	$5,172,320	$5,181,538
Accounts payable	32,607	27,323
Accrued liabilities and other ($79,573 and $94,657 related to VIEs)	251,933	297,121
Deferred income	140,293	150,199
Security deposits	33,484	32,876
Liabilities related to assets held for sale	13,167	279,309

Total liabilities	5,643,804	5,968,366

Preferred noncontrolling interests in Aimco Operating Partnership	83,384	83,428
Preferred stock subject to repurchase agreement (Note 14)	—	20,000

Commitments and contingencies (Note 11)	—	—

Equity:
Perpetual Preferred Stock (Note 14)	657,114	657,601
Class A Common Stock, $0.01 par value, 480,887,260 and 422,157,736 shares authorized, 120,916,294 and 117,642,872 shares issued and outstanding, at December 31, 2011 and 2010, respectively	1,209	1,176
Additional paid-in capital	3,098,333	3,070,296
Accumulated other comprehensive loss	(6,860)	(2,076)
Distributions in excess of earnings	(2,841,467)	(2,680,955)

Total Aimco equity	908,329	1,046,042

Noncontrolling interests in consolidated real estate partnerships	270,666	291,458
Common noncontrolling interests in Aimco Operating Partnership	(34,321)	(30,728)

Total equity	1,144,674	1,306,772

Total liabilities and equity	$6,871,862	$7,378,566

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	2011	2010	2009
REVENUES:
Rental and other property revenues	$1,040,923	$1,020,231	$997,850
Asset management and tax credit revenues	38,661	35,630	49,852

Total revenues	1,079,584	1,055,861	1,047,702

OPERATING EXPENSES:
Property operating expenses	449,982	460,995	464,650
Investment management expenses	10,415	14,487	15,780
Depreciation and amortization	378,043	397,740	402,035
Provision for operating real estate impairment losses	4,331	65	760
General and administrative expenses	50,950	53,365	56,643
Other expenses, net	19,576	9,697	14,191
Restructuring costs	—	—	11,241

Total operating expenses	913,297	936,349	965,300

Operating income	166,287	119,512	82,402

Interest income	10,041	10,306	8,421
Recovery of (provision for) losses on notes receivable, net	509	(949)	(21,549)
Interest expense	(310,780)	(297,019)	(297,425)
Equity in losses of unconsolidated real estate partnerships	(17,721)	(23,112)	(11,401)
Gain on dispositions of interests in unconsolidated real estate and other, net	2,398	10,631	21,574

Loss before income taxes and discontinued operations	(149,266)	(180,631)	(217,978)

Income tax benefit	7,166	17,101	20,473

Loss from continuing operations	(142,100)	(163,530)	(197,505)

Income from discontinued operations, net	83,936	73,906	152,705

Net loss	(58,164)	(89,624)	(44,800)
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	257	13,301	(22,541)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(6,683)	(4,964)	(6,288)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	7,503	9,559	9,355

Total noncontrolling interests	1,077	17,896	(19,474)

Net loss attributable to Aimco	(57,087)	(71,728)	(64,274)
Net income attributable to Aimco preferred stockholders	(45,852)	(53,590)	(50,566)
Net income attributable to participating securities	(222)	—	—

Net loss attributable to Aimco common stockholders	$(103,161)	$(125,318)	$(114,840)

Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(1.25)	$(1.46)	$(1.74)
Income from discontinued operations attributable to Aimco common stockholders	0.39	0.38	0.74

Net loss attributable to Aimco common stockholders	$(0.86)	$(1.08)	$(1.00)

Weighted average common shares outstanding – basic and diluted	119,312	116,369	114,301

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009

Net loss	$(58,164)	$(89,624)	$(44,800)

Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(5,885)	(2,747)	(130)
Losses (gains) on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	1,667	1,642	1,538
Unrealized losses on debt securities classified as available-for-sale	(1,509)	—	—

Other comprehensive (loss) income	(5,727)	(1,105)	1,408

Comprehensive loss	(63,891)	(90,729)	(43,392)

Comprehensive loss (income) attributable to noncontrolling interests	2,020	18,063	(19,771)

Comprehensive loss attributable to Aimco	$(61,871)	$(72,666)	$(63,163)

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	24,940	$696,500	100,632	$1,006	$2,906,395	$(2,249)	$(2,335,628)	$1,266,024	$380,725	$1,646,749
Repurchase of Preferred Stock	—	(6,000)	—	—	151	—	1,800	(4,049)	—	(4,049)
Reclassification of preferred stock to temporary equity	—	(30,000)	—	—	—	—	—	(30,000)	—	(30,000)
Redemption or Conversion of Aimco Operating Partnership units for Common Stock	—	—	527	5	7,080	—	—	7,085	(7,085)	—
Repurchases of Common Stock and common partnership units	—	—	—	—	—	—	—	—	(980)	(980)
Officer and employee stock awards and related amounts, net	—	—	(227)	(2)	739	—	—	737	—	737
Amortization of stock option and restricted stock compensation cost	—	—	—	—	8,007	—	—	8,007	—	8,007
Common Stock issued pursuant to Special Dividends	—	—	15,548	156	148,590	—	—	148,746	—	148,746
Expense for dividends on forfeited shares and other	—	—	—	—	311	—	2,917	3,228	(990)	2,238
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,535	5,535
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	—	—	(1,151)	(1,151)
Change in accumulated other comprehensive loss	—	—	—	—	—	1,111	—	1,111	297	1,408
Net loss	—	—	—	—	—	—	(64,274)	(64,274)	13,186	(51,088)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(94,552)	(94,552)
Common Stock dividends	—	—	—	—	—	—	(46,202)	(46,202)	—	(46,202)
Preferred Stock dividends	—	—	—	—	—	—	(50,695)	(50,695)	—	(50,695)

Balances at December 31, 2009	24,940	660,500	116,480	1,165	3,071,273	(1,138)	(2,492,082)	1,239,718	294,985	1,534,703

Issuance of Preferred Stock	4,000	98,101	—	—	(3,346)	—	—	94,755	—	94,755
Repurchase of Preferred Stock	(4,040)	(101,000)	—	—	4,511	—	(1,511)	(98,000)	—	(98,000)
Issuance of Common Stock	—	—	600	6	14,040	—	—	14,046	—	14,046
Aimco Operating Partnership units issued in exchange for noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	6,854	6,854
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(3,571)	(3,571)
Officer and employee stock awards and related amounts, net	—	—	555	5	2,748	—	—	2,753	—	2,753
Amortization of stock option and restricted stock compensation cost	—	—	—	—	8,182	—	—	8,182	—	8,182
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7,422	7,422
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	—	—	6,324	6,324
Adjustment to noncontrolling interests related to revision of investment balances	—	—	—	—	—	—	—	—	(38,718)	(38,718)
Effect of changes in ownership for consolidated entities (Note 3)	—	—	—	—	(27,391)	—	—	(27,391)	5,533	(21,858)
Cumulative effect of a change in accounting principle (Note 4)	—	—	—	—	—	—	(27,724)	(27,724)	50,879	23,155
Change in accumulated other comprehensive loss	—	—	—	—	—	(938)	—	(938)	(167)	(1,105)
Other, net	—	—	8	—	279	—	(751)	(472)	1,876	1,404
Net loss	—	—	—	—	—	—	(71,728)	(71,728)	(22,860)	(94,588)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(47,827)	(47,827)
Common Stock dividends	—	—	—	—	—	—	(35,080)	(35,080)	—	(35,080)
Preferred Stock dividends	—	—	—	—	—	—	(52,079)	(52,079)	—	(52,079)

Balances at December 31, 2010	24,900	657,601	117,643	1,176	3,070,296	(2,076)	(2,680,955)	1,046,042	260,730	1,306,772

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Issuance of Preferred Stock	869	21,075	—	—	(1,085)	—	—	19,990	—	19,990
Repurchase of Preferred Stock	(863)	(21,562)	—	—	1,292	—	3,904	(16,366)	—	(16,366)
Issuance of Common Stock	—	—	2,914	29	71,913	—	—	71,942	—	71,942
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(6,059)	(6,059)
Officer and employee stock awards and related amounts, net	—	—	317	3	2,094	—	10	2,107	—	2,107
Amortization of stock option and restricted stock compensation cost	—	—	42	1	5,882	—	—	5,883	—	5,883
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12,358	12,358
Effect of changes in ownership for consolidated entities (Note 3 and Note 13)	—	—	—	—	(52,059)	—	—	(52,059)	29,761	(22,298)
Change in accumulated other comprehensive loss	—	—	—	—	—	(4,784)	—	(4,784)	(943)	(5,727)
Other, net	—	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(57,087)	(57,087)	(7,760)	(64,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,727)	(51,727)
Common Stock dividends	—	—	—	—	—	—	(57,583)	(57,583)	—	(57,583)
Preferred Stock dividends	—	—	—	—	—	—	(49,756)	(49,756)	—	(49,756)

Balances at December 31, 2011	24,906	$657,114	120,916	$1,209	$3,098,333	$(6,860)	$(2,841,467)	$908,329	$236,345	$1,144,674

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,164)	$(89,624)	$(44,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	378,043	397,740	402,035
Provision for operating real estate impairment losses	4,331	65	760
Equity in losses of unconsolidated real estate partnerships	17,721	23,112	11,401
Gain on dispositions of interests in unconsolidated real estate and other, net	(2,398)	(10,631)	(21,574)
Income tax benefit	(7,166)	(17,101)	(20,473)
Stock-based compensation expense	5,381	7,331	6,666
Amortization of deferred loan costs and other	7,148	8,398	8,586
Distributions of earnings from unconsolidated entities	1,796	1,231	4,893
Discontinued operations:
Depreciation and amortization	17,290	39,093	93,533
Gain on disposition of real estate	(108,209)	(94,945)	(222,025)
Other adjustments to income from discontinued operations	22,530	20,509	59,157
Changes in operating assets and operating liabilities:
Accounts receivable	388	25,561	27,067
Other assets	6,131	16,567	18,954
Accounts payable, accrued liabilities and other	(26,003)	(69,806)	(90,368)

Total adjustments	316,983	347,124	278,612

Net cash provided by operating activities	258,819	257,500	233,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate	(64,976)	—	—
Capital expenditures	(200,372)	(178,929)	(300,344)
Proceeds from dispositions of real estate	326,853	218,571	875,931
Proceeds from sale of interests and distributions from real estate partnerships	17,095	19,707	25,067
Purchases of other assets	(15,123)	(9,399)	(6,842)
Purchase of investments in debt securities (Note 3)	(51,534)	—	—
Originations of notes receivable	(1,205)	(1,190)	(5,778)
Proceeds from repayment of notes receivable	13,471	5,699	5,264
Net increase in cash from consolidation and deconsolidation of entities	—	13,128	98
Other investing activities	16,285	18,788	36,858

Net cash provided by investing activities	40,494	86,375	630,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	927,093	449,384	788,170
Principal repayments on non-recourse property debt	(1,083,690)	(493,128)	(1,234,180)
Payments on term loans	—	(90,000)	(310,000)
Proceeds from issuance of preferred stock	19,990	96,110	—
Proceeds from issuance of Common Stock	71,942	14,046	—
Repurchases and redemptions of preferred stock	(36,362)	(108,000)	(4,200)
Proceeds from Class A Common Stock option exercises	1,806	1,806	—
Payment of Class A Common Stock dividends	(57,583)	(46,729)	(95,335)
Payment of preferred stock dividends	(49,756)	(53,435)	(52,215)
Payment of distributions to noncontrolling interests	(58,413)	(54,557)	(120,361)
Purchases and redemptions of noncontrolling interests	(20,909)	(17,238)	(2,560)
Other financing activities	(33,690)	(12,069)	(51,801)

Net cash used in financing activities	(319,572)	(313,810)	(1,082,482)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,259)	30,065	(218,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	111,325	81,260	299,676

CASH AND CASH EQUIVALENTS AT END OF YEAR	$91,066	$111,325	$81,260

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$336,565	$311,432	$348,341
Cash paid for income taxes	1,233	1,899	4,560
Non-cash transactions associated with the disposition of real estate:
Secured debt assumed in connection with the disposition of real estate	127,494	157,629	314,265
Issuance of notes receivable in connection with the disposition of real estate	—	4,544	3,605
Non-cash transactions associated with consolidation and deconsolidation of real estate partnerships:
Real estate, net	—	80,629	6,058
Investments in and notes receivable primarily from affiliated entities	—	41,903	4,326
Restricted cash and other assets	—	3,290	(1,682)
Non-recourse debt	—	61,211	2,031
Noncontrolling interests in consolidated real estate partnerships	—	57,099	2,225
Accounts payable, accrued and other liabilities	—	20,640	4,544
Other non-cash transactions:
Redemption of common OP Units for Class A Common Stock	—	—	7,085
Cancellation of notes receivable from officers for Class A Common Stock purchases	—	(251)	(1,452)
Common Stock issued pursuant to special dividends	—	—	(148,746)
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships (Note 3)	168	6,854	—

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 — Organization

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. We are a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership and operation of a diversified portfolio of apartment properties.

As of December 31, 2011, we owned an equity interest in 198 conventional real estate properties with 62,834 units and 172 affordable real estate properties with 20,612 units. Of these properties, we consolidated 192 conventional properties with 61,388 units and 139 affordable properties with 17,705 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 20) during the year ended December 31, 2011. Any reference to the number of properties or units is unaudited.

As of December 31, 2011, we also provided services for or managed 10,248 units in 148 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund. In February 2012, we entered into an agreement to transfer asset management of a portfolio comprised of substantially all of the managed properties, and to sell our interests in this portfolio to the new asset manager upon satisfaction of certain conditions and regulatory approvals.

Through our wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, we own a majority of the ownership interests in AIMCO Properties, L.P., which we refer to as the Aimco Operating Partnership. We conduct substantially all of our business and own substantially all of our assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At December 31, 2011, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 129,153,692 common OP Units and equivalents outstanding. At December 31, 2011, we owned 120,916,294 of the common OP Units (93.6% of the common OP Units and equivalents of the Aimco Operating Partnership) and we had outstanding an equal number of shares of our Common Stock.

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

Variable Interest Entities

A variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We consolidate all variable interest entities, or VIEs, for which we are the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. See Note 4 for further information regarding our involvement with VIEs.

Acquisition of Real Estate Assets and Related Depreciation and Amortization

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

2.	The estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases.

3.

The value associated with vacant units during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand and stabilized occupancy levels).

The values of the above- and below-market leases are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases. We prospectively adjust the amortization period to reflect significant variances between actual lease termination activity as compared to those used to determine the historical amortization periods.

Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a composite life of 15 to 52 years, based on the age, condition and other physical characteristics of the property. As discussed under Impairment of Long Lived Assets below, we may adjust depreciation of properties that are expected to be disposed of or demolished prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired properties are depreciated over five years.

At December 31, 2011 and 2010, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $23.6 million and $27.9 million, respectively, which are net of accumulated amortization of $29.2 million and $24.9 million, respectively. During the years ended December 31, 2011, 2010 and 2009, we included amortization of below-market leases of $4.3 million, $3.9 million and $4.4 million, respectively, in rental and other property revenues in our consolidated statements of operations. At December 31, 2011, our below-market leases had a weighted average amortization period of 7.0 years and estimated aggregate amortization for each of the five succeeding years as follows (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016

Estimated amortization	$2.9	$2.6	$2.4	$2.1	$1.9

Capital Additions and Related Depreciation

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to property operating expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance and resident turnover costs.

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

For the years ended December 31, 2011, 2010 and 2009, for continuing and discontinued operations, we capitalized to buildings and improvements $14.0 million, $11.6 million and $9.8 million of interest costs, respectively, and $25.7 million, $25.3 million and $40.0 million of site payroll and indirect costs, respectively.

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

Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2011, 2010 and 2009, we recorded operating real estate impairment losses of $4.3 million, $0.1 million and $0.8 million, respectively, related to properties classified as held for use.

Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments, after adjustments for noncontrolling interests, decreased net income available to Aimco common stockholders by $0.4 million, $0.2 million and $18.3 million, and resulted in increases in basic and diluted loss per share of less than $0.01, less than $0.01 and $0.16, for the years ended December 31, 2011, 2010 and 2009, respectively.

Discontinued Operations

We classify certain properties and related assets and liabilities as held for sale when they meet certain criteria, as defined in GAAP. The operating results of such properties as well as those properties sold during the periods presented are included in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties once they have been classified as held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized. See Note 16 for additional information regarding discontinued operations.

Cash Equivalents

We classify highly liquid investments with an original maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, tax and insurance escrow accounts held by lenders and tenant security deposits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectability of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $3.3 million and $2.1 million as of December 31, 2011 and 2010, respectively.

We evaluate collectability of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $2.1 million and $1.0 million as of December 31, 2011 and 2010, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates

Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectability of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates, which are classified within other assets in our consolidated balance sheets, totaled $4.6 million and $8.4 million, and were net of allowances for doubtful accounts of approximately $0.5 million and $1.5 million as of December 31, 2011 and 2010, respectively.

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

Notes Receivable and Related Interest Income and Provision for Losses

Our notes receivable generally have stated maturity dates and may require current payments of principal and interest. Repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes;” and “discounted notes,” which includes loans extended by us that were discounted at origination and, to a lesser extent, loans extended by predecessors whose positions we generally acquired at a discount.

We recognize interest income on par value notes as earned in accordance with the terms of the related loan agreements. We recognize interest income on discounted notes that we originated using the effective interest method. We recognize interest income on discounted notes that we acquired based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has closed or entered into certain pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method.

We assess the collectability of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of the projected cash flow of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our projections of the cash flow of such borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate. See Note 6 for further information regarding our notes receivable.

In addition to the notes discussed above, we have notes receivable from our unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets. These notes are due from partnerships in which we are one of the general partners but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from unconsolidated real estate partnerships totaled $6.7 million and $10.9 million at December 31, 2011 and 2010, respectively, and were net of allowances for loan losses of $0.4 million and $0.9 million, respectively.

Investments in Unconsolidated Real Estate Partnerships

We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment properties. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings or losses from unconsolidated real estate partnerships, inclusive of our share of impairments and property disposition gains recognized by and related to such entities. Certain investments in real estate partnerships that were acquired in business combinations were determined to have insignificant value at the acquisition date and are accounted for under the cost method. Any distributions received from such partnerships are recognized as income when received.

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

We are also the general partner of and consolidate partnerships that hold investments in unconsolidated real estate partnerships that own and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. These investments in unconsolidated partnerships, as further described in the discussion of unconsolidated VIEs in Note 4, comprise the majority of our recorded investment in unconsolidated real estate partnerships at December 31, 2011. We evaluate these investments for impairment annually, and recognize an impairment loss when the recorded investment in a partnership exceeds the sum of the estimated remaining tax credits and tax benefits related to the low income housing tax credit partnerships and the expected distributions to be received from these partnerships. Based on our low economic ownership in the consolidated partnerships that own the majority of these investments, substantially all of the recognized impairment losses (which are included in equity in losses of unconsolidated real estate partnerships in our consolidated statements of operations) are attributed to noncontrolling interests and have no significant effect on the amounts of net income or loss attributable to Aimco.

Investments in Available For Sale Securities

As discussed in Note 3, during 2011 we purchased an investment in the first loss and mezzanine positions in a securitization trust which holds certain of our property loans. We designated these investments as available for sale securities and they are included in other assets in our consolidated balance sheet at December 31, 2011. These investments were initially recognized at their purchase price and the discount to the face value will be accreted into interest income over the expected term of the securities. Based on their classification as available for sale securities, we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity.

Intangible Assets

At December 31, 2011 and 2010, other assets included goodwill associated with our reportable segments of $61.9 million, and at December 31, 2010 assets held for sale included $5.1 million of goodwill allocated to properties sold or held for sale during 2011. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2011, 2010 or 2009.

During the years ended December 31, 2011, 2010 and 2009, we allocated $5.1 million, $4.7 million and $10.1 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated.

Other assets also includes intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.

Capitalized Software Costs

Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. For the years ended December 31, 2011, 2010 and 2009, we capitalized software development costs totaling $12.6 million, $8.7 million and $5.6 million, respectively. At December 31, 2011 and 2010, other assets included $31.9 million and $28.1 million of net capitalized software, respectively. During the years ended December 31, 2011, 2010 and 2009, we recognized amortization of capitalized software of $8.7 million, $10.2 million and $11.5 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.

Noncontrolling Interests in Consolidated Real Estate Partnerships

We report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within consolidated equity. Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships is approximately $270.7 million at December 31, 2011. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life noncontrolling interests, the number of properties in which there is direct or indirect noncontrolling ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the noncontrolling interests in an assumed liquidation at December 31, 2011. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our noncontrolling interests exceeds their aggregate carrying amount. As a result of our ability to control real estate sales and other events that require payment of noncontrolling interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related noncontrolling interests, we anticipate that the eventual liquidation of these noncontrolling interests will not have an adverse impact on our financial condition.

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31,

2011 and 2010 is shown in our consolidated statements of equity and further discussed in Note 3. Our purchase of additional interests in consolidated real estate partnerships had no significant effect on our equity during the year ended December 31, 2009. The effect on our equity of sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our equity is reflected as gains on disposition of real estate. In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, upon our deconsolidation of a real estate partnership following the sale of our partnership interests, we write off the remaining amounts of noncontrolling interest in our consolidated balance sheet related to such partnerships through noncontrolling interests within consolidated net (loss) income attributable to Aimco common stockholders.

Noncontrolling Interests in Aimco Operating Partnership

Noncontrolling interests in Aimco Operating Partnership consist of common OP Units, HPUs and preferred OP Units held by limited partners in the Aimco Operating Partnership other than Aimco. We allocate the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of common OP Units (including those held by us) and equivalents outstanding during the period. During 2011, 2010 and 2009, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 6.6%, 6.7% and 7.2%, respectively. Holders of the preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 13 for further information regarding noncontrolling interests in the Aimco Operating Partnership.

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

Advertising Costs

We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2011, 2010 and 2009, for both continuing and discontinued operations, total advertising expense was $11.7 million, $14.2 million and $21.7 million, respectively.

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

Stock-Based Compensation

We recognize all stock-based employee compensation, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value and recognize compensation cost, which is net of estimates for expected forfeitures, ratably over the awards’ requisite service period. See Note 15 for further discussion of our stock-based compensation.

Tax Credit Arrangements

We sponsor certain partnerships that acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less and unaffiliated institutional investors (which we refer to as tax credit investors or investors) acquire the limited partnership interests (at least 99%). At inception, each investor agrees to fund capital contributions to the partnerships and we receive a syndication fee from the investors upon their admission to the partnership.

We have determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we account for these partnerships as wholly owned subsidiaries, recognizing the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors, and the receipts are recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.

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

During the year ended December 31, 2011, we recognized $1.0 million of syndication fee income. During the year ended December 31, 2010, we recognized a net $1.0 million reduction of syndication fees due to our determination that certain syndication fees recognized in a prior period were uncollectible. We recognized no syndication fee income during the year ended December 31, 2009. During the years ended December 31, 2011, 2010 and 2009 we recognized revenue associated with the delivery of tax benefits of $29.1 million, $28.9 million and $36.6 million, respectively. At December 31, 2011 and 2010, $99.7 million and $114.7 million, respectively, of investor contributions in excess of the recognized revenue were included in deferred income in our consolidated balance sheets.

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

In March 2008, we were notified by the Internal Revenue Service, or the IRS, that it intended to examine the 2006 Federal tax return for the Aimco Operating Partnership. During June 2008, the IRS issued AIMCO-GP, Inc., the general partner and tax matters partner of the Aimco Operating Partnership, a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine the 2007 Federal tax return for the Aimco Operating Partnership. During November 2009, the IRS issued AIMCO-GP, Inc. a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2007 Federal tax return. These matters are currently pending administratively and the IRS has made no determination. We do not expect the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.

In October 2011, we were notified by the IRS that it intends to examine refund claims related to the carry back of our taxable REIT subsidiary’s 2009 net operating loss. We do not anticipate that this examination will result in any material effect on our unrecognized tax benefits, financial condition or results of operations.

Comprehensive Income or Loss

As discussed in the preceding Investments in Available for Sale Securities section, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity. Additionally, as discussed in Note 9, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within equity. Our consolidated comprehensive loss for the years ended December 31, 2011, 2010 and 2009, along with the corresponding amounts of such comprehensive loss attributable to Aimco and to noncontrolling interests, is presented within the accompanying consolidated statements of comprehensive loss.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which revises the manner in which companies present comprehensive income. Under ASU 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, and may be early adopted. We elected to adopt early ASU 2011-05 and elected to present comprehensive income in separate but consecutive statements. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements.

Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, common stock equivalents, participating securities and other potentially dilutive securities outstanding during the period (see Note 17).

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Adjustments

Certain items included in the 2010 and 2009 financial statements have been reclassified to conform to the current presentation, including adjustments for discontinued operations.

NOTE 3 — Investments in Real Estate and Other Significant Transactions

Investments in Real Estate Properties

During the year ended December 31, 2011, we acquired a vacant, 126-unit property located in Marin County, north of San Francisco, California. We intend to redevelop the property, increasing our investment in the property to $65.0 million or more upon completion. Additionally, during the year ended December 31, 2011, we acquired noncontrolling interests (approximately 50%) in entities that own four contiguous properties with 142 units located in La Jolla, California.

Property Loan Securitization Transactions

During the years ended December 31, 2010 and 2011, we completed a series of related financing transactions that repaid non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with proceeds from new long-term, fixed-rate, non-recourse property loans, or the New Loans. The New Loans, which total $673.8 million, consisted of $218.6 million that closed during the year ended December 31, 2010 and $455.2 million that closed during the year ended December 31, 2011. All of the New Loans have ten year terms, with principal scheduled to amortize over 30 years. Subsequent to origination, the New Loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the New Loans. The securitization trust holds only the New Loans referenced above and the trust securities trade under the label FREMF 2011K-AIV. In connection with the refinancings, during the year ended December 31, 2011, we recognized a loss on debt extinguishment of $23.0 million in interest expense, consisting of $20.7 million in prepayment penalties and a $2.3 million write off of previously deferred loan costs.

During the year ended December 31, 2011, as part of the securitization transaction, we purchased for $51.5 million the first loss and mezzanine positions in the securitization trust, which have a face value of $100.9 million and stated maturity dates corresponding to the maturities of the loans held by the trust. We designated these investments as available for sale securities and they are included in other assets in our consolidated balance sheet at December 31, 2011. These investments were initially recognized at their purchase price and the discount to the face value will be accreted into interest income over the expected term of the securities. Based on their classification as available for sale securities, we measure these investments at their estimated fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity.

Acquisitions of Noncontrolling Interests in Consolidated Real Estate Partnerships

During the year ended December 31, 2011, we acquired noncontrolling limited partnership interests in 12 consolidated real estate partnerships that own 15 properties and in which our affiliates serve as general partner, for a total cost of $22.3 million. We recognized the $32.3 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired (net of the portion of this adjustment allocated to noncontrolling interests in Aimco Operating Partnership) as an adjustment of additional paid-in capital within Aimco equity (which is included in effects of changes in ownership for consolidated entities in our consolidated statements of equity).

During the year ended December 31, 2010, we acquired noncontrolling limited partnership interests in three consolidated partnerships, in which our affiliates serve as general partner, for total consideration of $21.7 million. This consideration consisted of $13.7 million in cash and $6.9 million in common OP Units and the remainder was other consideration. We recognized the $27.4 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired (net of the portion of this adjustment allocated to noncontrolling interests in Aimco Operating Partnership) as an adjustment of additional paid-in capital within Aimco equity (which is included in effects of changes in ownership for consolidated entities in our consolidated statements of equity).

During the year ended December 31, 2009, we did not acquire any significant noncontrolling limited partnership interests consolidated real estate partnerships.

Disposition of Interests in Unconsolidated Real Estate and Other

During the years ended December 31, 2011 and 2010, we recognized $2.4 million and $10.6 million, respectively, in net gains on disposition of interests in unconsolidated real estate and other. These gains were primarily related to sales of investments held by consolidated partnerships in which we generally hold a nominal general partner or equivalent interest. Accordingly, substantially all of these gains were attributed to the noncontrolling interests in the consolidated partnerships that held the investments in these unconsolidated partnerships.

During the year ended December 31, 2009, we recognized $21.6 million in net gains on disposition of interests in unconsolidated real estate and other. Gains recognized in 2009 primarily consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, $4.0 million from the disposition of our interest in a group purchasing organization, $5.5 million from our disposition during 2009 of interests in unconsolidated real estate partnerships and $3.5 million of net gains related to various other transactions.

Restructuring Costs

During 2009, in connection with continued repositioning of our portfolio, we completed organizational restructuring activities that included reductions in workforce and related costs and the abandonment of additional leased corporate facilities and redevelopment projects. Our 2009 restructuring activities resulted in a restructuring charge of $11.2 million, which consisted of severance costs and personnel related costs of $7.0 million; unrecoverable lease obligations of $2.6 million related to space that we will no longer use; the write-off of deferred costs totaling $0.9 million associated with certain redevelopment opportunities that we will no longer pursue; and $0.7 million in other costs.

As of December 31, 2011 and 2010, the remaining accruals associated with these restructuring activities were $1.5 million and $4.7 million, respectively, for estimated unrecoverable lease obligations from our 2009 restructuring as well as a restructuring initiated during 2008, which will be paid over the remaining terms of the affected leases.

NOTE 4 — Variable Interest Entities

Effective January 1, 2010, we adopted the provisions of FASB Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, on a prospective basis. As a result of our adoption of ASU 2009-17, we concluded we were the primary beneficiary of, and therefore consolidated 49 previously unconsolidated partnerships. Those partnerships owned, or controlled other entities that owned, 31 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships ranged from less than 1% to 35%, and averaged approximately 7%. We applied the practicability exception for initial measurement of consolidated VIEs to partnerships that owned 13 properties and accordingly recognized the consolidated assets, liabilities and noncontrolling interests at fair value effective January 1, 2010 (refer to the Fair Value Measurements section for further information regarding certain of the fair value amounts recognized upon consolidation). We deconsolidated partnerships that owned ten apartment properties in which we held an average interest of approximately 55%. Our consolidation and deconsolidation of partnerships pursuant to our adoption of ASU 2009-17 resulted in a net increase in total assets, total liabilities and noncontrolling interests of $114.9 million, $91.7 million and $50.9 million, respectively. The net reduction of additional paid-in capital within Aimco equity of $27.7 million consisted of a $30.7 million reduction of equity from consolidation of partnerships and was partially offset by a $3.0 million increase in equity due to our deconsolidation of partnerships.

Certain of the partnerships that we consolidated in accordance with ASU 2009-17 had deficits in partners’ capital that resulted from losses or deficit distributions during prior periods when we accounted for our investments in these entities using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses or a charge to our earnings for the deficit distributions had we consolidated those partnerships in periods prior to 2009 based on then applicable accounting principles. In accordance with our prospective transition method for the adoption of ASU 2009-17 related to our consolidation of previously unconsolidated partnerships, we recorded a $30.7 million charge to our equity, the majority of which was attributed to the cumulative amount of additional losses or deficit distribution charges that we would have recognized had we applied ASU 2009-17 in periods prior to 2009. Substantially all of the additional losses were attributable to real estate depreciation expense.

As of December 31, 2011, we were the primary beneficiary of, and therefore consolidated, approximately 120 VIEs, which owned 82 apartment properties with 12,888 units. Real estate with a carrying value of $794.7 million collateralized $638.5 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.

As of December 31, 2011, we also held variable interests in 201 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 254 apartment properties with 14,190 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $24.0 million at December 31, 2011, are held through consolidated partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.3 million at December 31, 2011, is held through consolidated investment partnerships that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.3 million recorded investment in such entities.

In addition to our investments in unconsolidated VIEs discussed above, at December 31, 2011, we had in aggregate $96.7 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 6) and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.0 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships

We owned general and limited partner interests in unconsolidated real estate partnerships that owned approximately 123, 173 and 77 properties at December 31, 2011, 2010 and 2009, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships typically ranges from less than 1% to 50% and in some instances more than 50%.

The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Real estate, net of accumulated depreciation	$429,780	$624,913	$95,226
Total assets	472,904	676,373	122,543
Non-recourse property debt and other notes payable	321,236	494,967	101,678
Total liabilities	455,591	726,480	145,637
Partners’ capital (deficit)	17,313	(50,107)	(23,094)
Rental and other property revenues	114,974	145,598	55,366
Property operating expenses	(75,934)	(93,521)	(34,497)
Depreciation expense	(26,323)	(36,650)	(10,302)
Interest expense	(27,108)	(40,433)	(11,103)
(Impairment losses)/Gain on sale, net	22,598	(29,316)	8,482
Net income (loss)	6,773	(58,274)	6,622

The increase in the number of properties owned by partnerships we account for using the equity method and the related selected combined financial information for such partnerships from 2009 to 2010 was primarily attributed to our adoption of ASU 2009-17 (see Note 4), pursuant to which we consolidated 18 investment partnerships that hold investments in other unconsolidated real estate partnerships. Prior to our consolidation of these investment partnerships, we had no recognized basis in the investment partnerships’ investments in the unconsolidated real estate partnerships and accounted for our indirect interests in these partnerships using the cost method. We generally hold a nominal general partnership interest in these investment partnerships and substantially all of the assets and liabilities of these investment partnerships are attributed to the noncontrolling interests in such entities. The decrease in the number of unconsolidated properties from 2010 to 2011 and the related effect on the selected combined financial information presented is primarily attributed to the sale of our interests in the partnerships owning these properties or the partnerships’ sale of the underling properties, partially offset by our investment during 2011 in unconsolidated entities that own properties in La Jolla, California, which is discussed in Note 3.

At the time we acquired certain of our investments in unconsolidated real estate partnerships, the cost of our investment generally exceeded the historical carrying amounts of the partnerships’ net assets. Additionally, we have consolidated various investment partnerships, along with their investments in unconsolidated real estate partnerships, at fair values that exceeded the historical carrying amounts of the underlying unconsolidated real estate partnerships’ net assets. At December 31, 2011 and 2010, our aggregate recorded investment in unconsolidated partnerships of $47.8 million and $59.3 million, respectively, exceeded our share of the underlying historical partners’ deficit of the partnerships by approximately $46.5 million and $63.0 million, respectively.

NOTE 6 — Notes Receivable

The following table summarizes our notes receivable as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Par value notes	$15,695	$17,899
Discounted notes	95,510	98,827
Allowance for loan losses	––	––

Total notes receivable	$111,205	$116,726

Face value of discounted notes	$103,471	$108,621

Notes receivable have various annual interest rates ranging between 2.0% and 8.8% and averaging 4.1%. Included in the notes receivable at December 31, 2011 and 2010 are $99.3 million and $103.9 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.

Notes receivable at December 31, 2011 and 2010, include notes receivable totaling $91.2 million and $89.3 million, respectively, from certain entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110.0 million, including $16.4 million for property improvements and an interest reserve, of which $3.0 million had not been funded as of December 31, 2011. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 84 buildings containing 1,596 residential units and 43 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings (see Note 11). We determined that the stated interest rate on the notes on the date the loan was originated was a below-market interest rate and recorded a $17.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount, which is included in interest income in our consolidated statements of operations, totaled $1.0 million in 2011, and $0.9 million in 2010 and 2009. The value of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.

We recognize interest income as earned on our par value notes receivable, all of which are estimated to be collectible and have not been impaired for the periods presented. Of our total par value notes outstanding at December 31, 2011, notes with balances of $15.0 million have stated maturity dates and the remainder have no stated maturity dates and are governed by the terms of the partnership agreements pursuant to which the loans were extended. At December 31, 2011, none of the par value notes with stated maturity dates were past due.

We recognized interest income, including accretion, of $4.8 million, $4.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to these notes receivable.

NOTE 7 — Non-Recourse Property Debt

We finance our properties primarily using long-dated, fixed-rate borrowings, each of which is collateralized by a single real estate property and is non-recourse to us. The following table summarizes our property tax-exempt bond financings related to properties classified as held for use at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,
	Weighted Average Interest Rate	Principal Outstanding
	2011	2011	2010
Fixed rate property tax-exempt bonds payable	4.79%	$156,113	$109,422
Variable rate property tax-exempt bonds payable	1.41%	179,020	346,502

Total		$335,133	$455,924

Fixed rate property tax-exempt bonds payable mature at various dates through February 2061. Variable rate property tax-exempt bonds payable mature at various dates through July 2033. Principal and interest on these bonds are generally payable in semi-annual installments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2011, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2011, our property tax-exempt bond financings related to properties classified as held for use were each secured by one of 29 properties that had an aggregate gross book value of $695.9 million. The decrease in property tax-exempt bonds payable during the year is primarily due to sales and refinancing activities.

At December 31, 2011, property tax-exempt bonds payable with a weighted average fixed rate of 5.8% have been converted to a weighted average variable rate of 2.6% using total rate of return swaps that mature during 2012. These property tax-exempt bonds payable are presented above as variable rate debt at their carrying amounts, or fair value, of $69.2 million. See Note 9 for further discussion of our total rate of return swap arrangements.

The following table summarizes our property loans payable related to properties classified as held for use at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,
	Weighted Average Interest Rate	Principal Outstanding
	2011	2011	2010
Fixed rate property loans payable	5.70%	$4,796,051	$4,654,759
Variable rate property loans payable	3.21%	41,136	70,855

Total		$4,837,187	$4,725,614

Fixed rate property loans payable mature at various dates through December 2052. Variable rate property loans payable mature at various dates through November 2030. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2011, our property loans payable related to properties classified as held for use were each secured by one of 297 properties that had an aggregate gross book value of $8,176.0 million. The increase in loans payable during the year is primarily due to refinancing activities.

Our consolidated property debt instruments contain covenants common to the type of borrowing. At December 31, 2011, we were in compliance with all covenants pertaining to our consolidated debt instruments.

As of December 31, 2011, the scheduled principal amortization and maturity payments for our property tax-exempt bonds and property loans payable related to properties in continuing operations are as follows (in thousands):

	September 30,	September 30,	September 30,
	Amortization	Maturities	Total
2012	$92,101	$175,177	$267,278
2013	93,607	308,215	401,822
2014	92,591	228,313	320,904
2015	93,223	192,616	285,839
2016	88,749	483,381	572,130
Thereafter			3,324,347

			$5,172,320

NOTE 8 — Credit Agreement

During December 2011, we entered into a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. In addition to Aimco, the Aimco Operating Partnership and an Aimco subsidiary are also borrowers under the Credit Agreement. The Credit Agreement replaced our existing revolving credit facility.

As of December 31, 2011, the Credit Agreement consisted of $500.0 million of revolving loan commitments (as compared to revolving loan commitments of $300.0 under our prior revolving credit facility at December 31, 2010). As of December 31, 2011 and 2010, we had no borrowings outstanding under our credit facilities. As of December 31, 2011, we had the capacity to borrow $469.5 million pursuant to our revolving credit facility, net of $30.5 million for undrawn letters of credit backed by the revolving credit facility.

Borrowings under our Credit Agreement bear interest based on a pricing grid determined by leverage (initially either at LIBOR plus 2.75% or, at our option, a base rate as defined in the Credit Agreement). The Credit Agreement matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.

The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt, recourse debt, mezzanine debt and unsecured debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain our REIT status. We were in compliance with all such covenants as of December 31, 2011.

The lenders under the Credit Agreement may accelerate any outstanding loans if, among other things: we fail to make payments when due (subject to applicable grace periods); material defaults occur under other material debt agreements; certain bankruptcy or insolvency events occur; material judgments are entered against us; we fail to comply with certain covenants, such as the requirement to deliver financial information or the requirement to provide notices regarding material events (subject to applicable grace periods in some cases); indebtedness is incurred in violation of the covenants; or prohibited liens arise.

NOTE 9 — Derivative Financial Instruments

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

As of December 31, 2011 and 2010, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $7.0 million and $2.7 million, respectively, reflected in accrued liabilities and other in our consolidated balance sheets. At December 31, 2011, these interest rate swaps had a weighted average term of 9.1 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in the Fair Value Measurements section.

If the forward rates at December 31, 2011 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

We have entered into total rate of return swaps on fixed-rate property debt to convert these borrowings from a fixed rate to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. We evaluate the effectiveness of these fair value hedges at the end of each reporting period and recognize an adjustment of interest expense as a result of any ineffectiveness.

At December 31, 2011 and 2010, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $75.0 million and $276.9 million, respectively, that were collateralized by four and 12 properties. These borrowings are reflected as variable rate borrowings in Note 7. We reduced by $201.9 million the amount of debt subject to total rate of return swaps and terminated the associated swaps during the year ended December 31, 2011, in connection with our refinancing of the underlying property debt. Refer to Note 10 for further discussion of fair value measurements related to these arrangements. During 2011, 2010 and 2009, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.

At December 31, 2011, the weighted average fixed receive rate under the total return swaps was 5.8% and the weighted average variable pay rate was 2.6%, based on the applicable index rates effective as of that date. The remaining debt subject to our total rate of return swaps at December 31, 2011, matures in 2036 whereas the corresponding swaps mature in May 2014 (following a two year extension of the swap maturity dates we completed in 2012).

The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At December 31, 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our consolidated balance sheet. No collateral was required at December 31, 2010.

NOTE 10 — Fair Value Measurements

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

The table below presents information regarding significant items measured in our consolidated financial statements at fair value on a recurring basis, consisting of investments in securities classified as available for sale (AFS), interest rate swaps (IR swaps), total rate of return swaps (TRR swaps) and debt subject to TRR swaps (TRR debt) (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2009	$––	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (5)	––	(45)	4,765	(4,765)	(45)
Realized gains (losses) included in earnings	––	––	––	––	––
Unrealized gains (losses) included in equity	––	(1,105)	––	––	(1,105)

Fair value at December 31, 2010	$––	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	––	––	––	51,534
Investment accretion	1,668	––	––	––	1,668
Unrealized gains (losses) included in earnings (5)	––	(48)	13,701	(13,701)	(48)
Realized gains (losses) included in earnings	––	––	––	––	––
Unrealized gains (losses) included in equity	(1,509)	(4,218)	––	––	(5,727)

Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681

(1)

The fair value of investments classified as AFS is estimated using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The discount to the face value of the investments is accreted into interest income over the expected term of the investments. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $53.2 million at December 31, 2011. Although the amortized cost exceeded the fair value of these investments at December 31, 2011, there are no requirements for us to sell these investments prior to their maturity dates and we believe we will fully recover the investments. Accordingly, we believe the impairment in the fair value of these investments is temporary and we have not recognized any of the loss in value in earnings. Refer to Note 3 for further discussion of these investments.

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

(5)

Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value, including revaluations resulting from repayment of the debt at par, and have not resulted from the settlement of a swap position as we have not historically incurred any termination payments upon settlement. These unrealized gains (losses) are included in interest expense in the accompanying consolidated statements of operations.

The table below presents information regarding amounts measured at fair value in our consolidated financial statements on a nonrecurring basis during the years ended December 31, 2011, 2010 and 2009, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Fair Value Measure- ments	Total gain (loss)	Fair Value Measure- ments	Total gain (loss)	Fair Value Measure- ments	Total gain (loss)
Real estate (impairment losses) (1)(3)	$91,144	$(17,017)	$62,111	$(12,043)	425,345	$(48,542)
Real estate (newly consolidated) (2)(3)	––	––	117,083	1,104	10,798	—
Property debt (newly consolidated) (2)(4)	––	––	83,890	—	2,031	—
Investment in Casden Properties LLC (5)	––	––	––	—	10,000	(20,740)

(1)

During the years ended December 31, 2011, 2010 and 2009, we reduced the aggregate carrying amounts of $108.2 million, $74.2 million and $473.9 million, respectively, to their estimated fair value for real estate assets classified as held for use, or to their estimated fair value, less estimated costs to sell, for real estate assets classified as held for sale. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to classification as held for sale, we evaluated the recoverability of the carrying amounts based on an analysis of the undiscounted cash flows over the anticipated expected holding period.

(2)

In connection with our adoption of revised accounting guidance regarding consolidation of VIEs and reconsideration events during the year ended December 31, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation resulted in an adjustment of consolidated equity (allocated between Aimco and noncontrolling interests) for those partnerships consolidated in connection with our adoption of the revised accounting guidance for VIEs. For the partnerships we consolidated at fair value due to reconsideration events during the year ended December 31, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the year ended December 31, 2010.

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

(5)

As a result of a decline in land values in southern California, we determined our recorded investment in Casden Properties LLC was not fully recoverable, and accordingly recognized an impairment loss ($12.4 million net of tax) during the year ended December 31, 2009 to reduce the investment to its estimated fair value. The investment in Casden Properties LLC is included in other assets in our consolidated balance sheets. We estimated the fair value of this investment by estimating the fair value of the real estate assets owned by the entity, using similar valuation techniques to those described in the recurring fair value measurements table, then performing a hypothetical liquidation analysis for the entity to determine the estimated fair value of our interest.

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term debt approximates their aggregate carrying amounts at December 31, 2011 and 2010, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets) was approximately $107.9 million and $116.0 million at December 31, 2011 and 2010, respectively, as compared to their carrying amounts of $117.9 million and $127.6 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion and $5.6 billion at December 31, 2011 and 2010, respectively, as compared to aggregate carrying amounts of $5.2 billion and $5.5 billion, respectively.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amended Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in accounting principles generally accepted in the United States of America, or GAAP, and International Financial Reporting Standards. The amendments, which primarily require additional fair value disclosures, are to be applied prospectively for annual periods beginning after December 15, 2011. We do not expect our adoption of ASU 2011-04 to have a material effect on our consolidated financial statements.

NOTE 11 — Commitments and Contingencies

Commitments

In connection with our redevelopment and capital improvement activities, we have commitments of approximately $9.6 million related to construction projects, most of which we expect to incur during 2012. Pursuant to financing arrangements on two of our conventional redevelopment properties, we are contractually obligated to complete the planned projects. The majority of the capital spending will be funded from construction financing that will be converted to permanent non-recourse property loans upon completion of the projects.

Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

As discussed in Note 6, we have committed to fund an additional $3.0 million to increase loans secured by certain properties in West Harlem in New York City. In certain circumstances, the obligor on these notes has the ability to put these properties to us, which would result in a cash payment by us of approximately $30.8 million and our assumption of approximately $118.4 million in property debt. The exercise of the put is conditioned on the achievement of specified rent levels at the properties.

Tax Credit Arrangements

We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 14 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

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

During the year ended December 31, 2011, we mediated a previously disclosed dispute with respect to mergers completed early in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships. As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units, which is included in the total consideration paid for the noncontrolling interests discussed in Note 3. Claims and stipulations of settlement were filed in Colorado State Court, District of Denver and with the American Arbitration Association during 2011. Final approval of the settlement was granted by the arbitrator in the action before the American Arbitration Association on February 10, 2012. Preliminary approval of the settlement in Colorado State Court was granted on February 17, 2012. A final approval hearing is scheduled for May 14, 2012.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be responsible for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2011, are immaterial to our consolidated financial condition, results of operations and cash flows.

Operating Leases

We are obligated under non-cancelable operating leases for office space and equipment. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	September 30,	September 30,
	Operating Lease Obligations	Sublease Receivables
2012	$5,248	$779
2013	2,441	215
2014	1,512	—
2015	1,016	—
2016	986	—
Thereafter	645	—

Total	$11,848	$994

Substantially all of the office space subject to the operating leases described above is for the use of our corporate offices and area operations. Rent expense recognized totaled $5.4 million, $6.6 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease receipts that offset rent expense totaled approximately $0.8 million, $1.6 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As discussed in Note 3, during the year ended December 31, 2009 as well as the year ended December 31, 2008, we commenced restructuring activities pursuant to which we vacated certain leased office space for which we remain obligated. In connection with the restructurings, we accrued amounts representing the estimated fair value of certain lease obligations related to space we are no longer using, reduced by estimated sublease amounts. At December 31, 2011, approximately $1.5 million related to the above operating lease obligations was included in accrued liabilities related to these estimates.

NOTE 12 — Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax liabilities:
Partnership differences	$38,385	$26,033
Depreciation	—	1,212
Deferred revenue	17,326	11,975

Total deferred tax liabilities	$55,711	$39,220

Deferred tax assets:
Net operating, capital and other loss carryforwards	$56,032	$41,511
Provision for impairments on real estate assets	33,321	33,321
Depreciation	1,073	—
Receivables	3,724	8,752
Accrued liabilities	8,163	6,648
Accrued interest expense	—	2,220
Intangibles — management contracts	1,126	1,273
Tax credit carryforwards	7,610	7,181
Equity compensation	947	900
Other	179	159

Total deferred tax assets	112,175	101,965

Valuation allowance	(4,531)	(4,009)

Net deferred income tax assets	$51,933	$58,736

At December 31, 2011, we increased by $0.5 million the valuation allowance for our deferred tax assets related to certain state net operating losses based on a determination that it was more likely than not that such assets will not be realized prior to their expiration.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at January 1	$4,071	$3,079	$3,080
Additions based on tax positions related to prior years	—	992	—
Reductions based on tax positions related to prior years	(154)	—	(1)

Balance at December 31	$3,917	$4,071	$3,079

We anticipate a reduction in existing unrecognized tax benefits during the next 12 months of approximately $0.7 million. Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2008, and subsequent years and certain of our State income tax returns for the year ended December 31, 2006, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. Approximately $3.1 million of unrecognized benefit, if recognized, would affect the effective rate. As discussed in Note 2, the IRS had issued us summary reports including its proposed adjustments to the Aimco Operating Partnership’s 2007 and 2006 Federal tax returns, and the IRS notified us of its intent to examine refund claims related to the carry back of our taxable REIT subsidiary’s 2009 net operating loss. We do not expect the proposed adjustments or the examination to have a material effect on our unrecognized tax benefits, financial condition or results of operations. Our policy is to include interest and penalties related to income taxes in income taxes in our consolidated statements of operations.

In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our taxable subsidiaries and the vesting of restricted stock awards. During the year ended December 31, 2011, we had less than $0.1 million in excess tax benefits from employee stock option exercises and vested restricted stock awards, and we had no such excess tax benefits in the year ended December 31, 2010.

Significant components of the provision (benefit) for income taxes are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
Federal	$(109)	$—	$(1,910)
State	604	1,395	3,992

Total current	495	1,395	2,082

Deferred:
Federal	(143)	(10,912)	(17,320)
State	(903)	(1,380)	(3,988)

Total deferred	(1,046)	(12,292)	(21,308)

Total benefit	$(551)	$(10,897)	$(19,226)

Classification:
Continuing operations	$(7,166)	$(17,101)	$(20,473)
Discontinued operations	$6,615	$6,204	$1,247

Consolidated income and loss subject to tax consists of pretax income or loss of our taxable REIT subsidiaries and gains or losses on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code. For the year ended December 31, 2011, we had consolidated income subject to tax of $5.0 million, and during the years ended December 31, 2010 and 2009, we had consolidated losses subject to tax of $50.3 million and $40.6 million, respectively. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax benefit is shown below (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated loss subject to tax	$1,756	35.0%	$(17,622)	35.0%	$(14,221)	35.0%
State income tax, net of Federal tax benefit	(299)	(6.0%)	14	—	(2,183)	5.4%
Effect of permanent differences	(565)	(11.3%)	(673)	1.3%	127	(0.3%))
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries (1)	(1,965)	(39.2%)	5,694	(11.3%)	(4,759)	11.7%)
Write-off of excess tax basis	—	—	(132)	0.3%	(377)	0.9%
Increase in valuation allowance	522	10.4%	1,822	(3.6%)	2,187	(5.4%)

	$(551)	(11.1%)	$(10,897)	21.7%	$(19,226)	47.3%

(1)

Includes the effect of assets contributed by the Aimco Operating Partnership to taxable REIT subsidiaries, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the taxable REIT subsidiary.

Income taxes paid totaled approximately $1.2 million, $1.9 million and $4.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, we had net operating loss carryforwards, or NOLs, of approximately $133.1 million for income tax purposes that expire in years 2027 to 2031. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We generated approximately $42.2 million of NOLs during the year ended December 31, 2011, as a result of losses from our taxable REIT subsidiaries. As of December 31, 2011, we had low-income housing and rehabilitation tax credit carryforwards of approximately $8.1 million for income tax purposes that expire in years 2012 to 2030. The deferred tax asset related to these credits is approximately $6.4 million.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2011, 2010 and 2009, dividends per share held for the entire year were estimated to be taxable as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 (1)		2010 (1)		2009 (1) (2)
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$—	—	$0.04	13%	$—	—
Capital gains	0.12	24%	0.06	20%	0.10	26%
Qualified dividends	—	—	—	—	0.06	14%
Unrecaptured Section 1250 gain	0.36	76%	0.20	67%	0.24	60%

	$0.48	100%	$0.30	100%	$0.40	100%

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

NOTE 13 — Transactions Involving Noncontrolling Interests in Aimco Operating Partnership

Preferred OP Units

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Preferred OP Units entitle the holders thereof to a preference with respect to distributions or upon liquidation. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash, or at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of December 31, 2011 and 2010, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.5 million and $82.6 million, respectively. At December 31, 2011 and 2010, these preferred OP Units were redeemable into approximately 3.6 million and 3.2 million shares of Common Stock, respectively, or cash at the Aimco Operating Partnership’s option, and were included in temporary equity in our consolidated balance sheets.

The following table presents a reconciliation of preferred noncontrolling interests in the Aimco Operating Partnership for the years ending December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at January 1	$83,428	$86,656	$88,148
Net income attributable to preferred noncontrolling interests in the Aimco Operating Partnership	6,683	4,964	6,288
Distributions attributable to preferred noncontrolling interests in the Aimco Operating Partnership	(6,683)	(6,730)	(6,806)
Purchases and redemptions of preferred OP Units	(44)	(1,462)	(1,725)
Other	––	––	751

Balance at December 31	$83,384	$83,428	$86,656

The effects on our equity of changes in our ownership interest in the Aimco Operating Partnership are reflected in our consolidated statement of equity as redemptions of Aimco Operating Partnership units for Common Stock and repurchases of common OP Units.

During the year ended December 31, 2010, we purchased approximately 68,700 preferred OP Units from the holder in exchange for cash and other consideration. During the years ended December 31, 2011, 2010 and 2009, approximately 1,600, 14,800 and 68,200 preferred OP Units, respectively, were tendered for redemption in exchange for cash. During the years ended December 31, 2011, 2010 and 2009, no preferred OP Units were tendered for redemption in exchange for shares of Common Stock. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions.

Common OP Units

The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock, and may redeem such units for cash or, at the Aimco Operating Partnership’s option, Common Stock.

During the years ended December 31, 2011 and 2010, we acquired the noncontrolling limited partnership interests in certain of our consolidated real estate partnerships in exchange for cash and the Aimco Operating Partnership’s issuance of approximately 6,900 and 276,000 common OP Units, respectively. We completed no similar acquisitions of noncontrolling interests during 2009.

During the years ended December 31, 2011, 2010 and 2009, approximately 237,000, 168,300 and 64,000 common OP Units, respectively, were redeemed in exchange for cash, and during the year ended December 31, 2009, approximately 519,000 common OP Units were redeemed in exchange for shares of Common Stock. No common OP Units were redeemed in exchange for shares of Common Stock in 2011 or 2010.

In connection with our redemption of common noncontrolling interests in Aimco Operating Partnership, we recognize the excess of the consideration paid over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within Aimco equity (which is included in effects of changes in ownership for consolidated entities in our consolidated statements of equity).

HPUs

At December 31, 2011 and 2010, the Aimco Operating Partnership had outstanding 2,339,950 HPUs. Prior to December 31, 2011, the holders of HPUs were generally restricted from redeeming these units except upon a change of control in Aimco. Effective December 31, 2011, the Aimco Operating Partnership amended its partnership agreement to provide that, in lieu of redemption rights upon the occurrence of a change in control of Aimco, holders of HPUs will have redemption rights only commencing after December 31, 2016. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of the Aimco Operating Partnership’s outstanding common OP Units.

NOTE 14 — Aimco Equity

Preferred Stock

At December 31, 2011 and 2010, we had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Redemption Date (1)	Annual Dividend Rate Per Share (paid quarterly)	Balance December 31,
			2011	2010
Class T Cumulative Preferred Stock, $0.01 par value, 6,000,000 shares authorized, 6,000,000 shares issued/outstanding	07/31/2008	8.000%	$150,000	$150,000
Class U Cumulative Preferred Stock, $0.01 par value, 12,000,000 shares authorized, 12,000,000 shares issued/outstanding	03/24/2009	7.750%	298,101	298,101
Class V Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 2,587,500 and 3,450,000 shares issued/outstanding, respectively	09/29/2009	8.000%	64,688	86,250
Class Y Cumulative Preferred Stock, $0.01 par value, 3,450,000 shares authorized, 3,450,000 shares issued/outstanding	12/21/2009	7.875%	86,250	86,250
Class Z Cumulative Preferred Stock, $0.01 par value, 4,800,000 and zero shares authorized, 869,153 and zero shares issued/outstanding, respectively	7/29/2016	7.000%	21,075	—
Series A Community Reinvestment Act Preferred Stock, $0.01 par value per share, 240 shares authorized, 74 and 114 shares issued/outstanding, respectively (2)	06/30/2011	(2)	37,000	57,000

Total			657,114	677,601
Less preferred stock subject to repurchase agreement (3)			—	(20,000)

Preferred stock per consolidated balance sheets			$657,114	$657,601

(1)	All classes of preferred stock are redeemable at our option on and after the dates specified.

(2)

For the period from the date of original issuance through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the Series A Community Reinvestment Act Perpetual Preferred Stock, or CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2011 and 2010 was 1.62% and 1.54%, respectively.

(3)

At December 31, 2010, we had an agreement to repurchase from the holder up to $20.0 million in liquidation preference of our CRA Preferred Stock at a discount to the liquidation preference. Based on the holder’s ability to require us to repurchase shares of CRA Preferred Stock pursuant to this agreement, the liquidation value of the preferred stock subject to repurchase is classified within temporary equity in our consolidation balance sheet at December 31, 2010. At December 31, 2011, there were no remaining amounts of our CRA Preferred Stock subject to repurchase.

All classes of preferred stock are pari passu with each other and are senior to our Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. All of the above outstanding classes of preferred stock have a liquidation preference per share of $25.00, with the exception of the CRA Preferred Stock, which has a liquidation preference per share of $500,000.

The following table summarizes issuances and redemptions of preferred stock during the years ended December 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Class of preferred stock redeemed	Class V	Class G
Number of shares of preferred stock redeemed	862,500	4,040,000
Redemption value of preferred stock redeemed	$21,562	$101,000
Accrued and unpaid dividends paid at redemption	$249	$2,200
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$783	$4,300

Class of preferred stock issued	Class Z	Class U
Number of shares of preferred stock issued	869,153	4,000,000
Price to public per share	$24.25	$24.86
Underwriting discounts, commissions and transaction costs per share	$1.25	$0.77
Net proceeds per share	$23.00	$24.09
Net proceeds to Aimco	$19,990	$96,100
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$1,085	$3,300

The proceeds from the sales of our Class Z and Class U Preferred Stock were primarily used for the redemptions of the Class V and Class G Preferred Stock. The per share amounts for the sales of our Class Z Preferred Stock represent averages from multiple sales transactions during the year.

The following table summarizes the repurchases of our CRA Preferred Stock pursuant to the repurchase agreement discussed above during the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Shares repurchased	40	20	12
Liquidation preference of preferred stock repurchased	$20,000	$10,000	$6,000
Repurchase price	$14,800	$7,000	$4,200
Discount to liquidation preference, net of previously deferred issuance costs, recognized as an adjustment of net income attributable to Aimco preferred stockholders	$4,700	$2,800	$1,600

Common Stock

During the years ended December 31, 2011 and 2010, we sold 2,914,000 and 600,000 shares of our Common Stock, respectively, pursuant to an At-The-Market, or ATM, offering program we initiated during 2010, generating $71.9 million and $14.0 million of net proceeds, respectively.

As further discussed in Note 15, during 2011, 2010 and 2009, we issued shares of restricted Common Stock to certain officers, employees and independent directors.

Registration Statements

Pursuant to ATM offering programs active at December 31, 2011, we have the capacity to issue up to 3.5 million and 3.9 million additional shares of our Common Stock and Class Z Preferred Stock, respectively. Additionally, we and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.

NOTE 15 — Share-Based Compensation and Employee Benefit Plans

Stock Award and Incentive Plan

We have a stock award and incentive plan to attract and retain officers, key employees and independent directors. Our plan reserves for issuance a maximum of 4.4 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under our plan. At December 31, 2011 there were approximately 1.5 million shares available to be granted under our plan. Our plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of Common Stock at the date of grant. The term of the options is generally ten years from the date of grant. The options typically vest over a period of one to four or five years from the date of grant. We generally issue new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.

Refer to Note 2 for discussion of our accounting policy related to stock-based compensation.

We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. The expected term of the options was based on historical option exercises and post-vesting terminations. Expected volatility reflects the historical volatility of our Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on our Common Stock during the expected term of the option and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2010 and 2009 were as follows:

	September 30,	September 30,
	2010	2009
Weighted average grant-date fair value	$9.27	$2.47
Assumptions:
Risk-free interest rate	3.14%	2.26%
Expected dividend yield	2.90%	8.00%
Expected volatility	52.16%	45.64%
Weighted average expected life of options	7.8 years	6.9 years

The following table summarizes activity for our outstanding stock options for the years ended December 31, 2011, 2010 and 2009 (numbers of options in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,733	$26.53	9,576	$26.14	11,248	$28.60
Granted	—	—	3	21.67	965	8.92
Exercised	(203)	8.99	(202)	8.92	—	—
Forfeited	(721)	32.09	(1,644)	26.43	(2,637)	30.33

Outstanding at end of year	6,809	$26.47	7,733	$26.53	9,576	$26.14

Exercisable at end of year	6,146	$27.50	5,996	$29.54	7,435	$27.27

In connection with the special dividends paid during 2008 and 2009, the number of options and exercise prices of all outstanding awards were adjusted based on the market price of our stock on the ex-dividend dates of the related special dividends. This methodology differed from that used to calculate the number of shares issued to holders of Common Stock, including restricted stock, which was based on a measurement date closer to the payment date of the special dividends. During December 2011, we determined that adjusting the number and strike price of the options based on the ex-dividend date inappropriately diluted the option holders as the fair value of the options before and after each special dividend was not equal, and therefore these adjustments were not in accordance with the provisions of the applicable plans. During 2011, we corrected this error on a retroactive basis, which resulted in the issuance of approximately 514,000 additional options and the reduction of the exercise prices for existing options by approximately $2.00 to $4.00 per option. The resulting adjustments had no significant effect on the intrinsic value of any options exercised or forfeited between the original and the retroactive adjustments. The activity for outstanding stock options during the years ended December 31, 2011, 2010 and 2009 in the table above has been revised for the effect of these adjustments.

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2011, had an aggregate intrinsic value of $7.1 million and a weighted average remaining contractual term of 3.0 years. Options exercisable at December 31, 2011, had an aggregate intrinsic value of $1.4 million and a weighted average remaining contractual term of 2.6 years. The intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010, was $3.0 million and $2.9 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of our taxable subsidiaries. During the years ended December 31, 2011 and 2010, we did not recognize any significant tax benefits related to options exercised during these years. During the year ended December 31, 2009, as no stock options were exercised we realized no related tax benefits.

The following table summarizes activity for restricted stock awards for the years ended December 31, 2011, 2010 and 2009 (numbers of shares in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of Shares	Weighted Average Grant- Date Fair Value	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested at beginning of year	544	$19.36	458	$26.73	893	$40.33
Granted	290	25.59	381	16.72	378	8.92
Vested	(243)	24.31	(261)	27.56	(418)	32.83
Forfeited	(128)	16.16	(34)	26.11	(533)	27.66
Issued pursuant to special dividends (1)	—	—	—	—	138	9.58

Unvested at end of year	463	$21.53	544	$19.36	458	$26.73

(1)

This represents shares of restricted stock issued to holders of restricted stock pursuant to the special dividend paid during 2009, which was paid partially through the issuance of shares of common stock. The weighted average grant-date fair value for these shares represents the price of our stock on the determination date for that special dividend

The aggregate fair value of shares that vested during the years ended December 31, 2011, 2010 and 2009 was $6.1 million, $4.4 million and $3.1 million, respectively.

Total compensation cost recognized for restricted stock and stock option awards was $5.9 million, $8.1 million and $8.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $0.5 million, $0.8 million and $1.3 million, respectively, were capitalized. At December 31, 2011, total unvested compensation cost not yet recognized was $7.4 million. We expect to recognize this compensation over a weighted average period of approximately 1.8 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan, eligible employees may authorize payroll deductions up to 15% of their base compensation to purchase shares of our Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2011, 2010 and 2009, 3,681, 5,662 and 20,076 shares were purchased under this plan at an average price of $24.04, $20.92 and $8.82, respectively. No compensation cost is recognized in connection with this plan. Shares of Common Stock purchased under the employee stock purchase plan are treated as issued and outstanding on the date of purchase and dividends paid on such shares are recognized as a reduction of equity when such dividends are declared.

401(k) Plan

We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. We incurred costs in connection with this plan of less than $0.1 million in 2011 and 2010, and $0.6 million in 2009.

NOTE 16 — Discontinued Operations and Assets Held for Sale

We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the 2010 and 2009 statements of operations and the 2010 balance sheet.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2011, we had one property with 300 units classified as held for sale and at December 31, 2010, after adjustments to classify as held for sale properties that were sold or classified as held for sale during 2011, we had 68 properties with an aggregate of 11,212 units classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Real estate, net	$16,167	$379,560
Other assets	727	10,094

Assets held for sale	$16,894	$389,654

Property debt	$13,012	$276,245
Other liabilities	155	3,064

Liabilities related to assets held for sale	$13,167	$279,309

During the years ended December 31, 2011, 2010 and 2009, we sold or disposed of 67, 51 and 89 consolidated properties with an aggregate of 10,912, 8,189 and 22,503 units, respectively. For the years ended December 31, 2011, 2010 and 2009, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of December 31, 2011.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Rental and other property revenues	$58,925	$131,677	$300,988
Property operating and other expenses	(33,987)	(72,676)	(163,163)
Depreciation and amortization	(17,290)	(39,093)	(93,533)
Provision for operating real estate impairment losses	(15,915)	(12,961)	(56,098)

Operating (loss) income	(8,267)	6,947	(11,806)
Interest income	1,174	1,104	1,061
Interest expense	(10,565)	(22,886)	(57,328)

Loss before gain on dispositions of real estate and income taxes	(17,658)	(14,835)	(68,073)
Gain on dispositions of real estate	108,209	94,945	222,025
Income tax expense	(6,615)	(6,204)	(1,247)

Income from discontinued operations, net	$83,936	$73,906	$152,705

Income from discontinued operation attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(34,727)	$(26,061)	$(61,650)
Noncontrolling interests in Aimco Operating Partnership	(3,351)	(3,207)	(6,565)

Total noncontrolling interests	(38,078)	(29,268)	(68,215)

Income from discontinued operations attributable to Aimco	$45,858	$44,638	$84,490

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $14.9 million, $4.5 million and $29.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale. As discussed in Note 2, during the years ended December 31, 2011, 2010 and 2009, we allocated $5.1 million, $4.7 million and $10.1 million, respectively, of goodwill related to our real estate segment to the carrying amounts of the properties sold or classified as held for sale during the applicable periods. Of these amounts, $4.1 million, $4.1 million and $8.7 million, respectively, were reflected as a reduction of gain on dispositions of real estate and $1.0 million, $0.6 million and $1.4 million, respectively, were reflected as an adjustment of impairment losses.

NOTE 17 — Earnings per Share

We calculate earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerator:
Loss from continuing operations	$(142,100)	$(163,530)	$(197,505)
Loss from continuing operations attributable to noncontrolling interests	39,155	47,164	48,741
Income attributable to preferred stockholders	(45,852)	(53,590)	(50,566)
Income attributable to participating securities	(222)	—	—

Loss from continuing operations attributable to Aimco common stockholders	$(149,019)	$(169,956)	$(199,330)

Income from discontinued operations	$83,936	$73,906	$152,705
Income from discontinued operations attributable to noncontrolling interests	(38,078)	(29,268)	(68,215)

Income from discontinued operations attributable to Aimco common stockholders	$45,858	$44,638	$84,490

Net loss	$(58,164)	$(89,624)	$(44,800)
Net loss (income) attributable to noncontrolling interests	1,077	17,896	(19,474)
Income attributable to preferred stockholders	(45,852)	(53,590)	(50,566)
Income attributable to participating securities	(222)	—	—

Net (loss) income attributable to Aimco common stockholders	$(103,161)	$(125,318)	$(114,840)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	119,312	116,369	114,301
Effect of dilutive securities:
Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share	119,312	116,369	114,301

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(1.25)	$(1.46)	$(1.74)
Income from discontinued operations attributable to Aimco common stockholders	0.39	0.38	0.74

Net loss attributable to Aimco common stockholders	$(0.86)	$(1.08)	$(1.00)

Dividends declared per common share	$0.48	$0.30	$0.40

As of December 31, 2011, 2010 and 2009, the common share equivalents that could potentially dilute basic earnings per share in future periods totaled 6.8 million, 7.7 million and 9.6 million, respectively. These securities, representing stock options, have been excluded from the earnings per share computations for the years ended December 31, 2011, 2010 and 2009, because their effect would have been anti-dilutive.

Participating securities, consisting of unvested restricted stock and shares purchased pursuant to officer loans, receive dividends similar to shares of Common Stock and totaled 0.5 million, 0.6 million and 0.5 million at December 31, 2011, 2010 and 2009, respectively. The effect of participating securities is reflected in basic and diluted earnings per share computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings. During the years ended December 31, 2010 and 2009, the adjustment to compensation expense recognized related to cumulative dividends on forfeited shares of restricted stock exceeded the amount of dividends declared related to participating securities. Accordingly, distributed earnings attributed to participating securities during 2010 and 2009 were reduced to zero for purposes of calculating earnings per share using the two-class method.

As discussed in Note 13, the Aimco Operating Partnership has various classes of preferred OP units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash or at its option, shares of Common Stock. During the periods presented, no common share equivalents related to these preferred OP units have been included in earnings per share computations because their effect was antidilutive.

NOTE 18 — Unaudited Summarized Consolidated Quarterly Information

Summarized unaudited consolidated quarterly information for 2011 and 2010 is provided below (in thousands, except per share amounts).

	September 30,	September 30,	September 30,	September 30,
	Quarter (1)
2011	First	Second	Third	Fourth
Total revenues	$267,331	$267,271	$272,058	$272,924
Total operating expenses	(230,110)	(220,154)	(229,781)	(233,252)
Operating income	37,221	47,117	42,277	39,672
Loss from continuing operations	(31,683)	(44,325)	(26,862)	(39,230)
Income from discontinued operations, net	4,406	17,354	31,520	30,656
Net (loss) income	(27,277)	(26,971)	4,658	(8,574)
Loss attributable to Aimco common stockholders	(31,773)	(33,177)	(14,800)	(23,411)
Loss per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.31)	$(0.36)	$(0.27)	$(0.31)
Net loss attributable to Aimco common stockholders	$(0.27)	$(0.28)	$(0.12)	$(0.19)
Weighted average common shares outstanding – basic and diluted	117,320	119,156	120,339	120,433

	September 30,	September 30,	September 30,	September 30,
	Quarter (1)
2010	First	Second	Third	Fourth
Total revenues	$257,715	$263,145	$263,928	$271,073
Total operating expenses	(236,446)	(230,465)	(230,303)	(239,135)
Operating income	21,269	32,680	33,625	31,938
Loss from continuing operations	(36,190)	(38,639)	(47,907)	(40,794)
Income from discontinued operations, net	19,430	28,469	19,425	6,582
Net loss	(16,760)	(10,170)	(28,482)	(34,212)
Loss attributable to Aimco common stockholders	(40,440)	(17,995)	(28,500)	(38,427)
Loss per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.42)	$(0.33)	$(0.36)	$(0.35)
Net loss attributable to Aimco common stockholders	$(0.35)	$(0.15)	$(0.25)	$(0.33)
Weighted average common shares outstanding – basic and diluted	116,035	116,323	116,434	116,683

(1)	Certain reclassifications have been made to 2011 and 2010 quarterly amounts to conform to the full year 2011 presentation, primarily related to treatment of discontinued operations.

NOTE 19 — Transactions with Affiliates

We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2011, 2010 and 2009 totaled $9.8 million, $10.6 million and $18.5 million, respectively. The total accounts receivable due from affiliates, net, which are classified within other assets in our consolidated balance sheets, totaled $4.6 million and $8.4 million as of December 31, 2011 and 2010, respectively.

Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. These notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets, totaled $6.7 million and $10.9 million at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010 and 2009, we did not recognize a significant amount of interest income on par value notes from unconsolidated real estate partnerships or accretion income on discounted notes from affiliated real estate partnerships.

NOTE 20 — Business Segments

We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and included 198 properties with 62,834 units as of December 31, 2011. Our affordable real estate operations consisted of 172 properties with 20,612 units as of December 31, 2011, with rents that are generally paid, in whole or part, by a government agency.

Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Pro forma Funds From Operations, which is Funds From Operations excluding preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of our consolidated and unconsolidated properties; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.

The following tables present the revenues, expenses, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2011:
Rental and other property revenues (2)	$806,409	$122,898	$110,422	$1,194	$1,040,923
Asset management and tax credit revenues	—	—	—	38,661	38,661

Total revenues	806,409	122,898	110,422	39,855	1,079,584

Property operating expenses (2)	300,258	51,025	45,696	53,003	449,982
Investment management expenses	—	—	—	10,415	10,415
Depreciation and amortization (2)	—	—	—	378,043	378,043
Provision for operating real estate impairment losses (2)	—	—	—	4,331	4,331
General and administrative expenses	—	—	—	50,950	50,950
Other expenses, net	—	—	—	19,576	19,576

Total operating expenses	300,258	51,025	45,696	516,318	913,297

Net operating income (loss)	506,151	71,873	64,726	(476,463)	166,287
Other items included in continuing operations	—	—	—	(308,387)	(308,387)

Income (loss) from continuing operations	$506,151	$71,873	$64,726	$(784,850)	$(142,100)

Year Ended December 31, 2010:
Rental and other property revenues (2)	$789,210	$117,932	$110,314	$2,775	$1,020,231
Asset management and tax credit revenues	—	—	—	35,630	35,630

Total revenues	789,210	117,932	110,314	38,405	1,055,861

Property operating expenses (2)	303,572	52,612	48,940	55,871	460,995
Investment management expenses	—	—	—	14,487	14,487
Depreciation and amortization (2)	—	—	—	397,740	397,740
Provision for operating real estate impairment losses (2)	—	—	—	65	65
General and administrative expenses	—	—	—	53,365	53,365
Other expenses, net	—	—	—	9,697	9,697

Total operating expenses	303,572	52,612	48,940	531,225	936,349

Net operating income (loss)	485,638	65,320	61,374	(492,820)	119,512
Other items included in continuing operations	—	—	—	(283,042)	(283,042)

Income (loss) from continuing operations	$485,638	$65,320	$61,374	$(775,862)	$(163,530)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2009:
Rental and other property revenues (2)	$783,230	$114,522	$95,045	$5,053	$997,850
Asset management and tax credit revenues	—	—	—	49,852	49,852

Total revenues	783,230	114,522	95,045	54,905	1,047,702

Property operating expenses (2)	307,042	52,338	42,469	62,801	464,650
Investment management expenses	—	—	—	15,780	15,780
Depreciation and amortization (2)	—	—	—	402,035	402,035
Provision for operating real estate impairment losses (2)	—	—	—	760	760
General and administrative expenses	—	—	—	56,643	56,643
Other expenses, net	—	—	—	14,191	14,191
Restructuring costs	—	—	—	11,241	11,241

Total operating expenses	307,042	52,338	42,469	563,451	965,300

Net operating income (loss)	476,188	62,184	52,576	(508,546)	82,402
Other items included in continuing operations	—	—	—	(279,907)	(279,907)

Income (loss) from continuing operations	$476,188	$62,184	$52,576	$(788,453)	$(197,505)

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

During the years ended December 31, 2011, 2010 and 2009, for continuing operations, our rental revenues include $110.5 million, $107.6 million and $104.1 million, respectively, of subsidies from government agencies, which exceeded 10% of the combined revenues of our conventional and affordable segments for each of the years presented.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Conventional	$5,031,864	$5,492,437
Affordable	683,307	886,874
Proportionate adjustments (1)	645,385	555,079
Corporate and other assets	511,306	444,176

Total consolidated assets	$6,871,862	$7,378,566

(1)

Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated properties, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

For the years ended December 31, December 31, 2011, 2010 and 2009, capital additions related to our conventional segment totaled $191.6 million, $140.1 million and $208.0 million, respectively, and capital additions related to our affordable segment totaled $15.6 million, $35.2 million and $67.4 million, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(In Thousands Except Unit Data)

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances

Conventional Properties:
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$5,454	$2,664	$24,269	$26,933	$(9,310)	$17,623	$26,908
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,281	752	234	4,281	986	5,267	(361)	4,906	2,613
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	12,066	4,535	2,196	12,066	6,731	18,797	(1,891)	16,906	7,727
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	19,123	3,300	2,205	19,123	5,505	24,628	(1,542)	23,086	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	4,352	1,450	1,155	4,352	2,605	6,957	(605)	6,352	3,132
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	3,366	3,785	1,202	3,366	4,987	8,353	(976)	7,377	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	7,356	3,335	1,451	7,356	4,786	12,142	(1,162)	10,980	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	4,318	4,504	1,547	4,318	6,051	10,369	(1,291)	9,078	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	10,417	6,964	4,178	10,417	11,142	21,559	(2,742)	18,817	9,896
236-238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,820	2,914	1,587	8,820	4,501	13,321	(1,529)	11,792	6,586
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,495	1,866	849	8,495	2,715	11,210	(917)	10,293	6,382
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,109	12,140	5,032	68,109	17,172	85,281	(4,456)	80,825	29,024
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,601	1,726	513	2,601	2,239	4,840	(443)	4,397	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,070	17,518	1,282	19,070	18,800	37,870	(2,282)	35,588	20,063
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,680	1,006	220	2,680	1,226	3,906	(454)	3,452	2,131
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,678	1,609	582	5,678	2,191	7,869	(1,217)	6,652	2,643
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,372	2,224	843	6,372	3,067	9,439	(1,034)	8,405	3,919
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	57,241	65,506	70,403	57,241	135,909	193,150	(52,457)	140,693	116,626
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,982	608	366	1,982	974	2,956	(329)	2,627	1,532
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	25,553	7,101	3,480	25,553	10,581	36,134	(2,343)	33,791	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,163	1,002	341	3,163	1,343	4,506	(409)	4,097	2,521
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,282	2,168	563	6,282	2,731	9,013	(893)	8,120	4,248
656 St. Nicholas Avenue	Mid Rise	Jun-07	New York, NY	1920	31	3,576	1,636	2,264	3,576	3,900	7,476	(1,023)	6,453	2,374
707 Leahy	Garden	Apr-07	Redwood City, CA	1973	110	15,444	7,909	4,428	15,444	12,337	27,781	(3,040)	24,741	9,884
759 St. Nicholas Avenue	Mid Rise	Oct-07	New York, NY	1920	9	1,013	536	352	1,013	888	1,901	(204)	1,697	545
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,562	12,037	27,169	3,562	39,206	42,768	(18,359)	24,409	18,702
Arbors, The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,209	2,664	1,092	8,873	9,965	(4,161)	5,804	6,562
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	3,217	12,023	7,435	3,217	19,458	22,675	(8,552)	14,123	9,850
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	7,670	8,191	3,607	7,670	11,798	19,468	(3,477)	15,991	9,609
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	10,608	28,800	1,539	10,608	30,339	40,947	(6,281)	34,666	22,250
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	1,908	3,525	10,953	14,478	(5,137)	9,341	11,984
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	5,407	22,680	47,254	69,934	(9,521)	60,413	46,225
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,262	40,713	5,063	3,262	45,776	49,038	(12,142)	36,896	31,542
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,916	35,945	12,905	18,916	48,850	67,766	(15,375)	52,391	34,326
Bluffs at Pacifica, The	Garden	Oct-06	Pacifica, CA	1963	64	8,108	4,132	11,171	8,108	15,303	23,411	(4,263)	19,148	6,204
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,446	20,589	4,745	3,446	25,334	28,780	(10,887)	17,893	17,507
Boulder Creek	Garden	Jul-94	Boulder, CO	1973	221	754	7,730	16,254	754	23,984	24,738	(11,927)	12,811	10,530
Brandywine	Garden	Jul-94	St. Petersburg, FL	1972	477	1,437	12,725	7,221	1,437	19,946	21,383	(13,310)	8,073	20,535
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	29,407	41,245	26,717	29,407	67,962	97,369	(24,383)	72,986	55,628
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,290	9,693	8,108	17,801	(1,661)	16,140	10,338
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	3,808	4,867	27,425	32,292	(11,638)	20,654	43,750
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	47,362	11,708	120,696	132,404	(48,867)	83,537	47,939
Canterbury Green	Garden	Dec-99	Fort Wayne, IN	1970	1,988	13,659	73,115	23,473	13,659	96,588	110,247	(48,605)	61,642	52,037
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,508	6,601	6,047	7,508	12,648	20,156	(4,871)	15,285	10,437
Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	5,039	10,562	1,662	5,039	12,224	17,263	(2,874)	14,389	9,145
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	17,158	761	22,376	23,137	(14,613)	8,524	7,681
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	2,995	582	7,185	7,767	(3,086)	4,681	14,099
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,874	7,460	15,800	24,334	40,134	(10,916)	29,218	25,039
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	3,287	1,969	11,267	13,236	(5,177)	8,059	9,948
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,338	14,299	6,079	12,338	20,378	32,716	(7,851)	24,865	18,004
Chestnut Hill Village	Garden	Apr-00	Philadelphia, PA	1963	821	6,469	49,316	48,447	6,469	97,763	104,232	(47,644)	56,588	58,146
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,040	8,108	1,002	2,040	9,110	11,150	(2,612)	8,538	16,637
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,799	14,349	2,403	33,148	35,551	(17,660)	17,891	23,791
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,527	9,450	4,098	35,527	13,548	49,075	(6,558)	42,517	24,749
Creekside	Garden	Jan-00	Denver, CO	1974	328	3,189	12,698	5,065	3,189	17,763	20,952	(8,868)	12,084	12,785
Creekside	Garden	Mar-02	Simi Valley, CA	1985	397	25,245	18,818	6,153	25,245	24,971	50,216	(9,480)	40,736	40,371
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1985	130	15,765	10,215	14,376	15,765	24,591	40,356	(13,530)	26,826	24,038

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances

Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	7,582	1,666	16,935	18,601	(7,561)	11,040	10,248
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1987	372	5,635	30,830	17,037	5,635	47,867	53,502	(22,394)	31,108	34,206
Evanston Place	High Rise	Dec-97	Evanston, IL	1990	189	3,232	25,546	4,132	3,232	29,678	32,910	(11,922)	20,988	21,172
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	8,865	11,763	24,039	35,802	(11,838)	23,964	16,939
Fishermans Wharf	Garden	Nov-96	Clute, TX	1981	360	1,257	7,585	5,325	1,257	12,910	14,167	(5,842)	8,325	6,763
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,130	32,239	39,410	223,726	32,239	263,136	295,375	(99,761)	195,614	116,104
Forestlake Apartments	Garden	Mar-07	Daytona Beach, FL	1982	120	3,860	4,320	594	3,860	4,914	8,774	(1,081)	7,693	4,577
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,379	17,199	16,171	2,379	33,370	35,749	(16,058)	19,691	10,254
Foxchase	Garden	Dec-97	Alexandria, VA	1940	2,113	15,496	96,062	27,630	15,496	123,692	139,188	(55,249)	83,939	215,927
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	1,532	12,351	14,700	27,051	(4,724)	22,327	11,322
Glen at Forestlake, The (5)	Garden	Mar-07	Daytona Beach, FL	1982	26	933	862	196	933	144	1,077	(230)	847	1,005
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,057	543	4,577	4,600	9,177	(2,094)	7,083	3,790
Grand Pointe	Garden	Dec-99	Columbia, MD	1972	325	2,714	16,771	5,058	2,714	21,829	24,543	(9,200)	15,343	16,377
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,384	2,303	28,097	30,400	(15,468)	14,932	11,255
Greenspoint at Paradise Valley	Garden	Jan-00	Phoenix, AZ	1985	336	3,042	13,223	12,510	3,042	25,733	28,775	(15,688)	13,087	15,459
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	3,593	1,200	10,021	11,221	(4,487)	6,734	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,368	1,055	8,933	9,988	(4,616)	5,372	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,170	1,349	1,039	10,519	11,558	(5,235)	6,323	7,532
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	689	4,149	1,247	689	5,396	6,085	(2,290)	3,795	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,512	1,832	10,053	11,885	(5,234)	6,651	8,858
Hidden Cove	Garden	Jul-98	Escondido, CA	1983	334	3,043	17,616	6,611	3,043	24,227	27,270	(10,832)	16,438	30,092
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,849	6,530	5,767	12,849	12,297	25,146	(4,071)	21,075	11,244
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,051	13,452	927	3,051	14,379	17,430	(5,938)	11,492	10,563
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	35,862	47,216	23,822	35,862	71,038	106,900	(29,570)	77,330	55,505
Hillmeade	Garden	Nov-94	Nashville, TN	1986	288	2,872	16,070	8,567	2,872	24,637	27,509	(12,388)	15,121	17,760
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,887	6,377	1,610	8,887	7,987	16,874	(2,044)	14,830	5,114
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	4,151	17,859	17,300	35,159	(7,101)	28,058	31,324
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	2,842	7,935	10,757	18,692	(3,896)	14,796	15,914
Hunter’s Crossing	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	4,436	2,244	12,199	14,443	(8,142)	6,301	6,745
Hunters Glen	Garden	Oct-99	Plainsboro, NJ	1976	896	8,778	47,259	41,842	8,778	89,101	97,879	(60,474)	37,405	66,267
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,731	14,927	2,865	4,731	17,792	22,523	(3,793)	18,730	13,918
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	10,156	24,586	23,048	10,156	47,634	57,790	(18,046)	39,744	26,964
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	24,523	15,801	4,448	24,523	20,249	44,772	(6,821)	37,951	32,235
Island Club	Garden	Oct-00	Daytona Beach, FL	1986	204	6,087	8,571	2,288	6,087	10,859	16,946	(5,121)	11,825	8,440
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	11,726	18,027	40,380	58,407	(18,457)	39,950	63,179
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	5,244	1,526	12,294	13,820	(6,130)	7,690	10,596
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	30,259	5,840	58,196	64,036	(31,336)	32,700	28,664
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,111	11,862	15,165	2,111	27,027	29,138	(15,181)	13,957	14,883
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	6,172	34,151	16,301	6,172	50,452	56,624	(23,539)	33,085	26,363
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	15,787	3,459	24,890	28,349	(14,262)	14,087	30,343
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	2,429	12,181	490	2,429	12,671	15,100	(5,576)	9,524	13,719
Lincoln Place Garden (5)	Garden	Oct-04	Venice, CA	1951	696	128,332	10,439	116,479	42,895	126,918	169,813	(1,830)	167,983	63,000
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,335	16,370	22,441	2,335	38,811	41,146	(21,861)	19,285	10,852
Los Arboles	Garden	Sep-97	Chandler, AZ	1986	232	1,662	9,504	2,880	1,662	12,384	14,046	(5,591)	8,455	7,899
Madera Vista	Mid Rise	Aug-11	Corte Madera, CA	1964	126	13,537	30,132	1,320	13,537	31,452	44,989	-	44,989	28,340
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	69,834	53,438	31,294	69,834	84,732	154,566	(35,538)	119,028	92,955
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,597	16,141	29,455	2,597	45,596	48,193	(23,416)	24,777	32,409
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	-	66,861	6,406	-	73,267	73,267	(22,754)	50,513	3,967
Meadow Creek	Garden	Jul-94	Boulder, CO	1968	332	1,435	24,533	4,519	1,435	29,052	30,487	(13,144)	17,343	23,400
Merrill House	High Rise	Jan-00	Falls Church, VA	1964	159	1,836	10,831	6,504	1,836	17,335	19,171	(5,922)	13,249	15,468
Mesa Royale	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	9,126	832	13,695	14,527	(7,254)	7,273	5,015
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,325	21,939	2,462	34,325	24,401	58,726	(4,271)	54,455	34,391
Oak Park Village	Garden	Oct-00	Lansing, MI	1972	618	10,048	16,771	5,633	10,048	22,404	32,452	(11,674)	20,778	23,487
Pacific Bay Vistas (5)	Garden	Mar-01	San Bruno, CA	1987	308	28,694	62,460	11,967	22,994	74,427	97,421	(57,286)	40,135	9,700
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,970	6,579	3,169	12,970	9,748	22,718	(3,392)	19,326	12,540
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	48,362	125,464	11,325	48,362	136,789	185,151	(41,119)	144,032	121,964
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	72,578	136,503	11,912	72,578	148,415	220,993	(38,912)	182,081	128,156
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	130	647	3,516	6,276	647	9,792	10,439	(6,200)	4,239	6,225
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,472	47,301	53,681	10,472	100,982	111,454	(31,283)	80,171	83,811
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	2,572	12,051	13,397	2,572	25,448	28,020	(11,533)	16,487	10,437
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	2,947	386	5,781	6,167	(3,218)	2,949	8,975
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	8,799	19,595	23,637	43,232	(5,962)	37,270	18,879
Peachtree Park	Garden	Jan-96	Atlanta, GA	1969	303	4,684	11,713	10,778	4,684	22,491	27,175	(9,925)	17,250	8,897

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances

Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	17,590	2,651	31,250	33,901	(17,434)	16,467	15,724
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,442	18,734	5,292	3,442	24,026	27,468	(16,065)	11,403	12,412
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	8,030	5,225	2,242	8,030	7,467	15,497	(3,006)	12,491	13,028
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	4,124	6,035	1,801	4,124	7,836	11,960	(2,898)	9,062	9,381
Pine Shadows	Garden	May-98	Tempe, AZ	1983	272	2,095	11,899	3,097	2,095	14,996	17,091	(7,803)	9,288	7,500
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,772	19,443	11,174	3,772	30,617	34,389	(12,189)	22,200	23,435
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	4,448	1,883	11,160	13,043	(5,424)	7,619	5,874
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,707	8,661	61,082	4,851	8,661	65,933	74,594	(18,186)	56,408	34,259
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	1,473	3,455	18,630	22,085	(8,908)	13,177	23,014
Reflections	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	8,002	5,504	17,986	23,490	(5,756)	17,734	9,005
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	4,664	15,988	18,348	34,336	(8,063)	26,273	31,291
Regency Oaks	Garden	Oct-99	Fern Park, FL	1961	343	1,832	9,905	9,892	1,832	19,797	21,629	(11,185)	10,444	10,812
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,795	18,650	2,670	18,795	21,320	40,115	(5,600)	34,515	23,974
River Club,The	Garden	Apr-05	Edgewater, NJ	1998	266	30,579	30,638	2,425	30,579	33,063	63,642	(8,826)	54,816	36,312
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	6,640	17,728	24,977	42,705	(11,258)	31,447	27,544
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	26,204	2,120	37,491	39,611	(12,883)	26,728	17,746
Riverside	High Rise	Apr-00	Alexandria ,VA	1973	1,222	10,493	65,474	82,851	10,493	148,325	158,818	(85,418)	73,400	105,073
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,430	8,060	3,514	12,430	11,574	24,004	(3,687)	20,317	17,702
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	4,733	22,433	28,828	51,261	(13,287)	37,974	36,946
Royal Crest Estates	Garden	Aug-02	Fall River, MA	1974	216	5,833	12,044	1,003	5,833	13,047	18,880	(5,530)	13,350	11,183
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,230	45,562	8,446	68,230	54,008	122,238	(27,102)	95,136	45,417
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	3,668	25,178	32,454	57,632	(13,525)	44,107	34,472
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,807	8,503	51,292	45,310	96,602	(18,027)	78,575	60,454
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,884	7,045	3,445	1,884	10,490	12,374	(3,197)	9,177	8,683
Runaway Bay	Garden	Oct-00	Lantana, FL	1987	404	5,935	16,052	7,530	5,935	23,582	29,517	(9,293)	20,224	21,248
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,732	3,395	13,960	24,127	38,087	(9,139)	28,948	25,741
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,475	17,756	9,604	49,475	27,360	76,835	(6,997)	69,838	48,320
Scottsdale Gateway I	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	7,291	591	10,650	11,241	(5,409)	5,832	5,732
Scottsdale Gateway II	Garden	Oct-97	Tempe, AZ	1972	487	2,458	13,927	21,546	2,458	35,473	37,931	(19,111)	18,820	16,446
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,198	13,031	18,492	70,229	88,721	(33,266)	55,455	67,420
Signal Pointe	Garden	Oct-99	Winter Park, FL	1969	368	2,392	11,358	25,624	2,392	36,982	39,374	(20,030)	19,344	18,373
Signature Point	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,698	2,810	20,277	23,087	(7,447)	15,640	9,670
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	930	5,587	8,214	13,801	(1,864)	11,937	13,984
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,454	3,241	7,548	10,789	(3,445)	7,344	10,183
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	562	4,033	3,788	562	7,821	8,383	(4,609)	3,774	4,192
Steeplechase	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	6,693	7,056	17,203	24,259	(6,889)	17,370	16,383
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	3,401	3,675	19,512	23,187	(8,218)	14,969	22,987
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1961	537	8,871	55,365	22,987	8,871	78,352	87,223	(36,854)	50,369	75,572
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	4,839	13,593	14,186	27,779	(6,823)	20,956	24,253
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	39,865	4,551	65,408	69,959	(27,368)	42,591	34,496
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	4,224	23,491	8,621	4,224	32,112	36,336	(17,629)	18,707	18,021
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	1,090	6,310	4,959	1,090	11,269	12,359	(6,424)	5,935	6,744
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,324	7,155	1,427	1,324	8,582	9,906	(4,907)	4,999	7,225
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	5,642	15,198	27,671	42,869	(6,541)	36,328	26,856
Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,536	9,773	5,886	1,536	15,659	17,195	(7,694)	9,501	16,075
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	34,740	3,268	53,503	56,771	(32,376)	24,395	26,381
Twin Lakes	Garden	Apr-00	Palm Harbor, FL	1986	262	2,063	12,850	5,255	2,063	18,105	20,168	(9,646)	10,522	12,375
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,748	10,089	618	4,748	10,707	15,455	(3,224)	12,231	6,548
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	2,286	7,724	2,723	2,286	10,447	12,733	(3,134)	9,599	10,703
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,018	610	17,044	17,654	(11,383)	6,271	13,387
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,476	4,861	2,164	7,476	7,025	14,501	(3,045)	11,456	11,958
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	3,463	15,787	10,439	3,463	26,226	29,689	(14,747)	14,942	19,035
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,240	38,222	12,946	10,240	51,168	61,408	(25,090)	36,318	47,146
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,860	33,956	53,950	4,860	87,906	92,766	(51,021)	41,745	36,044
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,630	48,871	4,351	8,630	53,222	61,852	(17,022)	44,830	27,234
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,951	3,044	804	7,995	8,799	(3,286)	5,513	11,444
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	29,110	28,101	2,611	29,110	30,712	59,822	(16,565)	43,257	39,652
Waterways Village	Garden	Jun-97	Aventura, FL	1994	180	4,504	11,064	3,196	4,504	14,260	18,764	(6,460)	12,304	5,684
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,920	11,347	1,190	7,920	12,537	20,457	(1,900)	18,557	13,044
West Winds	Garden	Oct-02	Orlando, FL	1985	272	2,332	11,481	2,936	2,332	14,417	16,749	(5,382)	11,367	12,353
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	882	6,339	18,821	25,160	(7,498)	17,662	12,576
Willow Bend	Garden	May-98	Rolling Meadows, IL	1969	328	2,717	15,437	25,468	2,717	40,905	43,622	(20,940)	22,682	19,319
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	18,939	24,960	36,529	61,489	(20,456)	41,033	43,966

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances

Windrift	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	5,089	3,696	15,118	18,814	(6,191)	12,623	16,571
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	131	2,110	2,519	131	4,629	4,760	(2,301)	2,459	1,595
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	1,857	4,279	17,827	22,106	(7,051)	15,055	19,102
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,431	15,885	4,255	2,431	20,140	22,571	(11,523)	11,048	18,864
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	3,954	18,126	2,169	3,954	20,295	24,249	(7,836)	16,413	16,580
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	1,153	798	4,810	5,608	(3,337)	2,271	985
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,362	32,214	5,908	31,362	38,122	69,484	(8,530)	60,954	36,745
Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1971	364	3,055	18,162	27,653	3,055	45,815	48,870	(15,410)	33,460	25,094

Total Conventional Properties					61,088	2,032,793	3,529,758	2,107,875	1,941,656	5,636,719	7,578,375	(2,353,539)	5,224,836	4,475,461

Affordable Properties:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,338	29,770	20,707	1,338	50,477	51,815	(20,939)	30,876	22,297
Alliance Towers	High Rise	Mar-02	Alliance, OH	1979	101	530	1,934	637	530	2,571	3,101	(769)	2,332	2,202
Antioch Towers	High Rise	Jan-10	Cleveland, OH	1976	171	720	8,802	153	720	8,955	9,675	(2,723)	6,952	5,587
Anton Square	Garden	Jan-10	Whistler, AL	1984	48	152	1,616	67	152	1,683	1,835	(305)	1,530	1,485
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	405	3,314	2,230	405	5,544	5,949	(1,668)	4,281	4,078
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	582	15,265	17,072	582	32,337	32,919	(14,817)	18,102	11,453
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,094	7,044	6,553	1,094	13,597	14,691	(4,326)	10,365	7,181
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	918	265	230	1,183	1,413	(463)	950	1,074
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	1,152	4,656	2,333	1,152	6,989	8,141	(2,249)	5,892	-
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,814	6,411	13,459	1,814	19,870	21,684	(10,852)	10,832	10,531
Birchwood	Garden	Jan-10	Dallas, TX	1963	276	975	5,525	-	975	5,525	6,500	(761)	5,739	4,239
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	58	882	396	58	1,278	1,336	(1,139)	197	652
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	1,429	6,569	463	1,429	7,032	8,461	(2,412)	6,049	10,800
Bridge Street	Garden	Jan-10	East Stroudsburg, PA	1999	52	398	2,133	103	398	2,236	2,634	(220)	2,414	1,987
Burchwood	Garden	Oct-07	Berea, KY	1999	24	149	247	500	149	747	896	(314)	582	933
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,794	505	7,411	7,916	(3,913)	4,003	4,055
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	446	154	6,150	6,304	(3,890)	2,414	3,428
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	156	567	4,557	1,161	567	5,718	6,285	(4,066)	2,219	1,909
Canyon Shadows	Garden	Jan-10	Riverside, CA	1971	120	488	2,762	3	488	2,765	3,253	(395)	2,858	2,504
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885	118	716	2,886	3,646	716	6,532	7,248	(2,561)	4,687	1,943
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,302	500	9,316	9,816	(2,803)	7,013	4,704
Cold Spring Homes (5)	Garden	Oct-07	Cold Springs, KY	2000	30	118	917	1,140	118	707	825	(424)	401	685
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	263	4,699	646	263	5,345	5,608	(3,355)	2,253	3,275
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	364	8,373	4,922	364	13,295	13,659	(11,170)	2,489	5,469
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	459	5,553	3,448	459	9,001	9,460	(4,599)	4,861	5,643
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,903	676	10,618	11,294	(4,580)	6,714	6,735
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,853	17,657	5,022	1,853	22,679	24,532	(12,326)	12,206	12,405
Courtyards at Kirnwood	Garden	Jan-10	DeSoto, TX	1997	198	861	4,881	-	861	4,881	5,742	(1,025)	4,717	4,328
Courtyards of Arlington Village at Johns	Garden	Jan-10	Arlington, TX	1996	140	757	4,293	-	757	4,293	5,050	(562)	4,488	2,881
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,848	276	355	5,124	5,479	(1,879)	3,600	3,075
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	130	1,395	6	130	1,401	1,531	(523)	1,008	978
Darby Townhouses	Town Home	Jan-10	Sharon Hill, PA	1970	172	1,297	11,115	400	1,297	11,515	12,812	(4,748)	8,064	5,196
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	91	394	1,670	2,064	(534)	1,530	1,100
Douglas Landing	Garden	Oct-07	Austin, TX	1999	96	750	4,250	142	750	4,392	5,142	(581)	4,561	3,844
Elmwood	Garden	Jan-06	Athens, AL	1981	80	346	2,644	510	346	3,154	3,500	(1,865)	1,635	1,849
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	177	5,264	206	177	5,470	5,647	(3,611)	2,036	2,239
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	378	2,091	2,991	378	5,082	5,460	(866)	4,594	1,086
Fox Run	Garden	Mar-02	Orange, TX	1983	70	420	1,992	985	420	2,977	3,397	(1,315)	2,082	2,443
Foxfire	Garden	Jan-06	Jackson, MI	1975	160	856	6,854	2,152	856	9,006	9,862	(5,748)	4,114	1,391
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	565	3,581	393	565	3,974	4,539	(2,211)	2,328	3,873
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	536	550	17,361	17,911	(10,043)	7,868	13,773
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	264	2,225	842	264	3,067	3,331	(1,357)	1,974	2,369
Glens, The	Garden	Jan-06	Rock Hill, SC	1982	88	840	4,135	1,126	840	5,261	6,101	(4,137)	1,964	3,687
Gotham Apts	Garden	Jan-10	Kansas City, MO	1930	105	474	4,944	118	474	5,062	5,536	(3,101)	2,435	3,380
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,009	1,691	191	1,009	1,882	2,891	(696)	2,195	1,258
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	1,656	9,575	27	1,656	9,602	11,258	(6,229)	5,029	10,364
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	855	475	3,641	4,116	(1,517)	2,599	-
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	202	2,876	481	202	3,357	3,559	(2,000)	1,559	1,346
Henna Townhomes	Garden	Oct-07	Round Rock, TX	1999	160	1,746	9,197	273	1,746	9,470	11,216	(1,459)	9,757	5,764
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	549	5,973	3,536	549	9,509	10,058	(2,301)	7,757	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	164	914	1,712	2,626	(745)	1,881	3,180
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	800	3,136	5,707	800	8,843	9,643	(2,964)	6,679	3,759

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances

JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	750	7,971	570	750	8,541	9,291	(4,958)	4,333	5,663
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,337	9,358	8,214	1,337	17,572	18,909	(4,227)	14,682	16,000
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,866	19,567	17,462	1,866	37,029	38,895	(18,915)	19,980	17,038
La Vista	Garden	Jan-06	Concord, CA	1981	75	581	4,449	4,225	581	8,674	9,255	(1,806)	7,449	5,332
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	142	1,875	149	142	2,024	2,166	(1,718)	448	202
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	228	75	2,098	2,173	(1,382)	791	1,302
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	1,163	6,046	2,333	1,163	8,379	9,542	(6,613)	2,929	2,011
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	789	650	3,393	4,043	(1,118)	2,925	1,891
Long Meadow (5)	Garden	Jan-06	Cheraw, SC	1973	56	158	1,342	151	158	1,259	1,417	(1,194)	223	129
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	886	7,445	8,110	886	15,555	16,441	(5,263)	11,178	10,167
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	187	14,050	6,738	187	20,788	20,975	(5,612)	15,363	15,338
Maunakea Tower	High Rise	Jan-10	Honolulu, HI	1976	380	7,995	45,305	3,710	7,995	49,015	57,010	(4,277)	52,733	34,441
Michigan Beach	Garden	Oct-07	Chicago, IL	1958	239	2,225	10,798	1,062	2,225	11,860	14,085	(4,675)	9,410	5,528
Mill Pond	Mid Rise	Jan-06	Taunton, MA	1982	49	80	2,704	189	80	2,893	2,973	(1,634)	1,339	646
Mill Run	Garden	Jan-10	Mobile, AL	1983	50	293	2,337	80	293	2,417	2,710	(751)	1,959	1,454
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	367	5,085	219	367	5,304	5,671	(3,014)	2,657	2,658
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	390	3,859	725	390	4,584	4,974	(2,504)	2,470	3,225
Monticello Manor	Garden	Jan-10	San Antonio, TX	1998	154	647	3,665	45	647	3,710	4,357	(507)	3,850	3,817
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	896	2,360	5,158	896	7,518	8,414	(2,564)	5,850	2,144
Newberry Park	Garden	Dec-97	Chicago, IL	1995	84	1,380	7,632	395	1,380	8,027	9,407	(3,082)	6,325	7,181
Nintey Five Vine Street	Garden	Jan-10	Hartford, CT	1800	31	187	1,062	641	187	1,703	1,890	(282)	1,608	959
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,510	14,334	16,546	2,510	30,880	33,390	(18,679)	14,711	18,619
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	103	498	13	103	511	614	(190)	424	267
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	88	4,067	1,432	88	5,499	5,587	(4,154)	1,433	2,561
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	136	2,282	243	136	2,525	2,661	(1,462)	1,199	1,415
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	521	5,520	981	521	6,501	7,022	(2,020)	5,002	2,174
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,442	304	592	1,746	2,338	(1,674)	664	278
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	263	596	3,228	3,824	(2,427)	1,397	280
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	705	6,327	9,887	705	16,214	16,919	(11,018)	5,901	9,265
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	6,155	25,929	5,869	6,155	31,798	37,953	(9,265)	28,688	37,550
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,426	23,257	18,901	3,426	42,158	45,584	(17,275)	28,309	20,450
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	729	1,381	712	729	2,093	2,822	(1,705)	1,117	1,229
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	-	15,415	1,556	-	16,971	16,971	(5,826)	11,145	8,295
Peachwood Place	Garden	Oct-07	Waycross, GA	1999	72	389	748	751	389	398	787	(117)	670	-
Pinebluff Village (5)	Mid Rise	Jan-06	Salisbury, MD	1980	151	1,112	7,177	1,722	1,112	8,899	10,011	(6,917)	3,094	1,723
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	425	1,698	1,192	425	2,890	3,315	(1,443)	1,872	1,914
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,229	2,631	3,544	1,229	6,175	7,404	(2,457)	4,947	3,132
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	666	2,647	1,628	666	4,275	4,941	(2,406)	2,535	2,520
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	698	3,753	879	698	4,632	5,330	(1,250)	4,080	6,262
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,605	102	2,676	2,778	(1,528)	1,250	1,034
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	488	5,462	151	488	5,613	6,101	(3,097)	3,004	4,420
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	310	2,097	381	310	2,478	2,788	(1,714)	1,074	359
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	598	4,931	3,494	598	8,425	9,023	(2,010)	7,013	4,309
Round Barn Manor	Garden	Mar-02	Champaign, IL	1979	156	810	5,134	5,916	810	11,050	11,860	(2,658)	9,202	4,927
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	234	5,770	11,716	234	17,486	17,720	(5,812)	11,908	4,857
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	439	7,110	12,513	439	19,623	20,062	(6,629)	13,433	12,250
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	2,456	1,650	9,055	10,705	(3,175)	7,530	3,093
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	366	1,522	2,100	366	3,622	3,988	(2,602)	1,386	1,871
Santa Maria	Garden	Jan-10	San German, PR	1983	86	368	2,086	14	368	2,100	2,468	(782)	1,686	2,273
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	220	4,335	268	220	4,603	4,823	(2,563)	2,260	1,537
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,476	19,071	18,903	1,476	37,974	39,450	(20,276)	19,174	18,417
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	1,352	2,770	3,739	1,352	6,509	7,861	(4,966)	2,895	2,971
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	86	1,025	267	86	1,292	1,378	(921)	457	461
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	122	3,610	443	122	4,053	4,175	(1,202)	2,973	1,923
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	1,310	215	5,710	5,925	(4,519)	1,406	1,071
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	381	4,930	327	381	5,257	5,638	(1,882)	3,756	3,067
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	402	6,488	2,242	402	8,730	9,132	(4,769)	4,363	3,654
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	164	3,360	329	164	3,689	3,853	(2,300)	1,553	1,871
Tamarac Pines Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	363	2,775	3,519	363	6,294	6,657	(2,633)	4,024	4,042
Tamarac Pines Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	266	3,195	4,022	266	7,217	7,483	(3,004)	4,479	4,379
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,997	5,848	6,508	1,997	12,356	14,353	(7,979)	6,374	6,751
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	13,445	872	20,272	21,144	(5,588)	15,556	7,869
Trestletree Village (5)	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	1,710	1,150	4,448	5,598	(2,198)	3,400	2,728

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
		(1)				(2) Initial Cost		(3) Cost Capitalized	December 31, 2011
Property Name	Property Type	Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements	Subsequent to Consolidation	Land	Buildings and Improvements	(4) Total	Accumulated Depreciation (AD)	Total Cost Net of AD	Encumbrances
Underwood Elderly	High Rise	Jan-10	Hartford, CT	1982	136	2,274	6,349	731	2,274	7,080	9,354	(2,895)	6,459	6,159
Underwood Family	Town Home	Jan-10	Hartford, CT	1982	25	831	1,270	77	831	1,347	2,178	(585)	1,593	1,575
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	10,810	702	23,011	23,713	(8,987)	14,726	18,116
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	3,576	21,226	21,081	3,576	42,307	45,883	(9,679)	36,204	25,200
Verdes Del Oriente	Garden	Jan-10	San Pedro, CA	1976	113	1,139	7,044	171	1,139	7,215	8,354	(3,123)	5,231	5,319
Vicente Geigel Polanco	Garden	Jan-10	Isabela, PR	1983	80	361	2,043	15	361	2,058	2,419	(408)	2,011	2,232
Victory Square (5)	Garden	Mar-02	Canton, OH	1975	81	215	889	712	215	1,452	1,667	(746)	921	814
Villa de Guadalupe	Garden	Jan-10	San Jose, CA	1982	101	1,781	8,061	231	1,781	8,292	10,073	(3,420)	6,653	6,891
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	2,127	5,188	1,791	2,127	6,979	9,106	(5,059)	4,047	4,010
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	666	370	2,272	2,642	(876)	1,766	1,835
Villas of Mount Dora	Garden	Jan-10	Mt. Dora, FL	1979	70	322	1,828	169	322	1,997	2,319	(205)	2,114	1,675
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	429	380	1,950	2,330	(759)	1,571	3,085
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	7,772	675	—	8,447	8,447	(2,118)	6,329	8,048
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	826	5,608	5,374	826	10,982	11,808	(3,238)	8,570	5,552
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,520	870	625	3,390	4,015	(1,534)	2,481	3,096
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	582	11,169	6,488	582	17,657	18,239	(10,547)	7,692	3,761
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	214	938	427	214	1,365	1,579	(675)	904	955
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	219	3,151	2,601	219	5,752	5,971	(2,554)	3,417	2,191
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	544	410	2,224	2,634	(895)	1,739	1,865
Willow Wood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	226	1,051	1,066	2,117	(347)	1,770	1,044
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,515	300	7,587	7,887	(1,708)	6,179	3,664
Woodland (5)	Garden	Jan-06	Spartanburg, SC	1972	100	181	663	2,002	181	2,012	2,193	(1,193)	1,000	—
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	320	3,875	4,526	320	8,401	8,721	(4,101)	4,620	3,531
Woodlands	Garden	Jan-10	Whistler, AL	1983	50	214	2,077	62	214	2,139	2,353	(761)	1,592	1,530

Total Affordable Properties					17,705	110,240	790,355	413,566	110,240	1,198,517	1,308,757	(507,657)	801,100	696,859
Other (6)					—	2,079	2,454	1,988	2,079	4,442	6,521	(3,677)	2,844	—

Total Continuing Operations					78,793	$2,145,112	$4,322,567	$2,523,429	$2,053,975	$6,839,678	$8,893,653	$(2,864,873)	$6,028,780	$5,172,320

Conventional Properties included in Discontinued Operations:
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	7,340	7,488	15,996	23,484	(7,317)	16,167	13,012

Total					79,093	$2,152,600	$4,331,223	$2,530,769	$2,061,463	$6,855,674	$8,917,137	$(2,872,190)	$6,044,947	$5,185,332

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	For 2008 and prior periods, costs to acquire the noncontrolling interest’s share of our consolidated real estate partnerships were capitalized as part of the initial cost.

(3)	Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.9 billion at December 31, 2011.

(5)	The current carrying value of the property reflects an impairment loss recognized during the current period or prior periods.

(6)	Other includes land parcels, commercial properties and other related costs. We exclude such properties from our residential unit counts.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Real Estate
Balance at beginning of year	$9,468,165	$9,718,978	$11,000,496
Additions during the year:
Newly consolidated assets	—	69,410	19,683
Acquisitions	44,681	—	—
Capital additions	207,263	175,329	275,444
Deductions during the year:
Casualty and other write-offs (1)	(192,542)	(15,865)	(43,134)
Sales	(610,430)	(479,687)	(1,533,511)

Balance at end of year	$8,917,137	$9,468,165	$9,718,978

Accumulated Depreciation
Balance at beginning of year	$2,934,912	$2,723,844	$2,815,497
Additions during the year:
Depreciation	382,213	422,099	478,550
Newly consolidated assets	—	(12,348)	(2,763)
Deductions during the year:
Casualty and other write-offs (1)	(173,941)	(4,831)	(5,200)
Sales	(270,994)	(193,852)	(562,240)

Balance at end of year	$2,872,190	$2,934,912	$2,723,844

(1)	Includes the write-off of fully depreciated assets totaling $165.9 million during the year ended December 31, 2011.

ITEM 15.	Exhibits

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5	Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6	Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7	Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8	Senior Secured Credit Agreement, dated as of December 13, 2011, among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 13, 2011, is incorporated herein by this reference)

10.9	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.10	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.11	Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.12	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

10.13	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.14	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.15	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.16	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.17	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.18	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

101	XBRL (Extensible Business Reporting Language). The following materials from Aimco’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive loss; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

(3)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement