Form 10-Q
period 2012-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES LP
filed 2012-05-07
CIK 922864, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-13232 (Apartment Investment and Management Company)

Commission File Number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company AIMCO Properties, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

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

Apartment Investment and Management Company:     Yes  ☒    No  ☐                 AIMCO Properties, L.P.:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Apartment Investment and Management Company:     Yes  ☒    No  ☐                 AIMCO Properties, L.P.:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Apartment Investment and Management Company:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

AIMCO Properties, L.P.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Investment and Management Company:     Yes  ☐    No  ☒                 AIMCO Properties, L.P.:     Yes  ☐    No  ☒

The number of shares of Apartment Investment and Management Company

Class A Common Stock outstanding as of May 2, 2012: 121,351,694

EXPLANATORY NOTE

This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2012, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.

Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of March 31, 2012, owned an approximate 93.7% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 6.3% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.

The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business and assets. Aimco is required to contribute all proceeds from offerings of its securities to the Aimco Operating Partnership. In addition, substantially all of Aimco’s assets must be owned through the Aimco Operating Partnership; therefore, Aimco is generally required to contribute all assets acquired to the Aimco Operating Partnership. In exchange for the contribution of offering proceeds or assets, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).

We believe combining the periodic reports of Aimco and Aimco Operating Partnership into this single report provides the following benefits:

•	presents our business as a whole, in the same manner our management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Aimco and the Aimco Operating Partnership; and

•	saves time and cost through the preparation of a single combined report rather than two separate reports.

We operate Aimco and the Aimco Operating Partnership as one enterprise and the management of Aimco directs the management and operations of the Aimco Operating Partnership.

We believe it is important to understand the few differences between Aimco and the Aimco Operating Partnership in the context of how Aimco and the Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in the Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas the Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to the Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the Aimco Operating Partnership generates all remaining capital required by its business. These sources include the Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities, including additional partnership units, and proceeds received from the disposition of certain properties and investments in real estate. Additionally, Aimco and the Aimco Operating Partnership have separate boards of directors.

Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.

To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s shareholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for Aimco and the Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and the Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,851,120	$6,757,384
Land	2,060,726	2,043,106

Total real estate	8,911,846	8,800,490
Less accumulated depreciation	(2,907,044)	(2,818,755)

Net real estate ($778,372 and $791,869 related to VIEs)	6,004,802	5,981,735
Cash and cash equivalents ($44,798 and $43,286 related to VIEs)	83,234	91,066
Restricted cash ($40,761 and $44,020 related to VIEs)	173,963	186,265
Accounts receivable, net ($6,890 and $8,434 related to VIEs)	42,957	41,796
Notes receivable	110,259	111,205
Investment in unconsolidated real estate partnerships ($27,687 and $29,301 related to VIEs)	38,222	47,790
Other assets	359,442	346,373
Assets held for sale	10,751	65,632

Total assets	$6,823,630	$6,871,862

LIABILITIES AND EQUITY
Non-recourse property debt ($632,596 and $636,042 related to VIEs)	$5,133,795	$5,122,468
Revolving credit facility borrowings	67,400	—

Total indebtedness	5,201,195	5,122,468

Accounts payable	22,822	32,607
Accrued liabilities and other ($78,720 and $79,573 related to VIEs)	285,409	284,934
Deferred income	137,892	140,178
Liabilities related to assets held for sale	12,039	63,617

Total liabilities	5,659,357	5,643,804

Preferred noncontrolling interests in Aimco Operating Partnership	83,365	83,384
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	667,152	657,114
Common Stock, $0.01 par value, 480,887,260 shares authorized, 121,351,204 and 120,916,294 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,214	1,209
Additional paid-in capital	3,071,523	3,098,333
Accumulated other comprehensive loss	(4,191)	(6,860)
Distributions in excess of earnings	(2,873,679)	(2,841,467)

Total Aimco equity	862,019	908,329

Noncontrolling interests in consolidated real estate partnerships	256,366	270,666
Common noncontrolling interests in Aimco Operating Partnership	(37,477)	(34,321)

Total equity	1,080,908	1,144,674

Total liabilities and equity	$6,823,630	$6,871,862

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Rental and other property revenues	$265,728	$254,803
Asset management and tax credit revenues	8,071	9,236

Total revenues	273,799	264,039

OPERATING EXPENSES:
Property operating expenses	108,642	115,347
Investment management expenses	3,388	2,976
Depreciation and amortization	94,317	93,967
Provision for real estate impairment losses	6,364	—
General and administrative expenses	11,624	11,181
Other expenses, net	6,269	3,897

Total operating expenses	230,604	227,368

Operating income	43,195	36,671
Interest income	2,554	2,037
Interest expense	(71,851)	(72,355)
Equity in losses of unconsolidated real estate partnerships	(763)	(1,648)
Gain on dispositions of interests in unconsolidated real estate and other	2,180	1,212

Loss before income taxes and discontinued operations	(24,685)	(34,083)
Income tax benefit	461	2,412

Loss from continuing operations	(24,224)	(31,671)
Income from discontinued operations, net	34,871	4,394

Net income (loss)	10,647	(27,277)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(7,765)	7,305
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,670)	(1,671)
Net loss attributable to common noncontrolling interests in Aimco Operating Partnership	737	2,383

Total noncontrolling interests	(8,698)	8,017

Net income (loss) attributable to Aimco	1,949	(19,260)
Net income attributable to Aimco preferred stockholders	(12,439)	(12,456)
Net income attributable to participating securities	(119)	(57)

Net loss attributable to Aimco common stockholders	$(10,609)	$(31,773)

Earnings (loss) attributable to Aimco per common share — basic and diluted (Note 9):
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.32)
Income from discontinued operations attributable to Aimco common stockholders	0.21	0.05

Net loss attributable to Aimco common stockholders	$(0.09)	$(0.27)

Weighted average common shares outstanding — basic and diluted	120,526	117,320

Dividends declared per common share	$0.18	$0.12

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$10,647	$(27,277)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(135)	(350)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	426	407
Unrealized gains on debt securities classified as available-for-sale	2,573	—

Other comprehensive income	2,864	57

Comprehensive income (loss)	13,511	(27,220)

Comprehensive (income) loss attributable to noncontrolling interests	(8,893)	7,994

Comprehensive income (loss) attributable to Aimco	$4,618	$(19,226)

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,647	$(27,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,317	93,967
Provision for real estate impairment losses	6,364	—
Equity in losses of unconsolidated real estate partnerships	763	1,648
Gain on dispositions of interests in unconsolidated real estate and other	(2,180)	(1,212)
Discontinued operations	(34,230)	3,926
Other adjustments	2,651	4,666
Net changes in operating assets and operating liabilities	(29,860)	(48,038)

Net cash provided by operating activities	48,472	27,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(40,005)	—
Capital expenditures	(56,394)	(30,236)
Proceeds from dispositions of real estate	78,696	22,014
Purchases of corporate assets	(2,552)	(3,641)
Proceeds from sale of interests in and distributions from real estate partnerships	8,504	1,329
Other investing activities	4,785	9,514

Net cash used in investing activities	(6,966)	(1,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	15,574	321,184
Principal repayments on non-recourse property debt	(76,137)	(368,961)
Net borrowings on revolving credit facility	67,400	—
Proceeds from issuance of preferred stock	9,836	—
Proceeds from issuance of Common Stock	—	27,174
Proceeds from Common Stock option exercises	1,854	1,806
Payment of dividends to holders of preferred stock	(12,439)	(12,456)
Payment of dividends to holders of Common Stock	(21,806)	(14,239)
Payment of distributions to noncontrolling interests	(15,725)	(11,542)
Purchases of noncontrolling interests in consolidated real estate partnerships	(27,638)	(6,139)
Other financing activities	9,743	6,548

Net cash used in financing activities	(49,338)	(56,625)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,832)	(29,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,234	$81,360

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,851,120	$6,757,384
Land	2,060,726	2,043,106

Total real estate	8,911,846	8,800,490
Less accumulated depreciation	(2,907,044)	(2,818,755)

Net real estate ($778,372 and $791,869 related to VIEs)	6,004,802	5,981,735
Cash and cash equivalents ($44,798 and $43,286 related to VIEs)	83,234	91,066
Restricted cash ($40,761 and $44,020 related to VIEs)	173,963	186,265
Accounts receivable, net ($6,890 and $8,434 related to VIEs)	42,957	41,796
Notes receivable	110,259	111,205
Investment in unconsolidated real estate partnerships ($27,687 and $29,301 related to VIEs)	38,222	47,790
Other assets	359,442	346,373
Assets held for sale	10,751	65,632

Total assets	$6,823,630	$6,871,862

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($632,596 and $636,042 related to VIEs)	$5,133,795	$5,122,468
Revolving credit facility borrowings	67,400	—

Total indebtedness	5,201,195	5,122,468

Accounts payable	22,822	32,607
Accrued liabilities and other ($78,720 and $79,573 related to VIEs)	285,409	284,934
Deferred income	137,892	140,178
Liabilities related to assets held for sale	12,039	63,617

Total liabilities	5,659,357	5,643,804

Redeemable preferred units	83,365	83,384
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	667,152	657,114
General Partner and Special Limited Partner	194,867	251,215
Limited Partners	(37,477)	(34,321)

Partners’ capital attributable to the Aimco Operating Partnership	824,542	874,008
Noncontrolling interests in consolidated real estate partnerships	256,366	270,666

Total partners’ capital	1,080,908	1,144,674

Total liabilities and partners’ capital	$6,823,630	$6,871,862

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Rental and other property revenues	$265,728	$254,803
Asset management and tax credit revenues	8,071	9,236

Total revenues	273,799	264,039

OPERATING EXPENSES:
Property operating expenses	108,642	115,347
Investment management expenses	3,388	2,976
Depreciation and amortization	94,317	93,967
Provision for real estate impairment losses	6,364	—
General and administrative expenses	11,624	11,181
Other expenses, net	6,269	3,897

Total operating expenses	230,604	227,368

Operating income	43,195	36,671
Interest income	2,554	2,249
Interest expense	(71,851)	(72,355)
Equity in losses of unconsolidated real estate partnerships	(763)	(1,648)
Gain on dispositions of interests in unconsolidated real estate and other	2,180	1,212

Loss before income taxes and discontinued operations	(24,685)	(33,871)
Income tax benefit	461	2,412

Loss from continuing operations	(24,224)	(31,459)
Income from discontinued operations, net	34,871	4,394

Net income (loss)	10,647	(27,065)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(7,765)	7,305

Net income (loss) attributable to the Aimco Operating Partnership	2,882	(19,760)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(14,109)	(14,127)
Net income attributable to participating securities	(119)	(57)

Net loss attributable to the Aimco Operating Partnership’s common unitholders	$(11,346)	$(33,944)

Earnings (loss) attributable to the Aimco Operating Partnership per common unit — basic and diluted (Note 9):
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(0.30)	$(0.31)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.21	0.04

Net loss attributable to the Aimco Operating Partnership’s common unitholders	$(0.09)	$(0.27)

Weighted average common units outstanding — basic and diluted	128,729	125,773

Distributions declared per common unit	$0.18	$0.12

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$10,647	$(27,065)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(135)	(350)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	426	407
Unrealized gains on debt securities classified as available-for-sale	2,573	—

Other comprehensive income	2,864	57

Comprehensive income (loss)	13,511	(27,008)

Comprehensive (income) loss attributable to noncontrolling interests	(7,751)	7,282

Comprehensive income (loss) attributable to the Aimco Operating Partnership	$5,760	$(19,726)

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,647	$(27,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,317	93,967
Provision for real estate impairment losses	6,364	—
Equity in losses of unconsolidated real estate partnerships	763	1,648
Gain on dispositions of interests in unconsolidated real estate and other	(2,180)	(1,212)
Discontinued operations	(34,230)	3,926
Other adjustments	2,651	4,666
Net changes in operating assets and operating liabilities	(29,860)	(48,250)

Net cash provided by operating activities	48,472	27,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(40,005)	—
Capital expenditures	(56,394)	(30,236)
Proceeds from dispositions of real estate	78,696	22,014
Purchases of corporate assets	(2,552)	(3,641)
Proceeds from sale of interests in and distributions from real estate partnerships	8,504	1,329
Dividends received from Aimco	—	67
Other investing activities	4,785	9,514

Net cash used in investing activities	(6,966)	(953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	15,574	321,184
Principal repayments on non-recourse property debt	(76,137)	(368,961)
Net borrowings on revolving credit facility	67,400	—
Proceeds from issuance of preferred units to Aimco	9,836	—
Proceeds from issuance of common OP Units to Aimco	—	27,174
Proceeds from Aimco Common Stock option exercises	1,854	1,806
Payment of distributions to preferred units	(14,109)	(14,127)
Payment of distributions to General Partner and Special Limited Partner	(21,806)	(14,306)
Payment of distributions to Limited Partners	(1,042)	(734)
Payment of distributions to High Performance Units	(421)	(281)
Payment of distributions to noncontrolling interests	(12,592)	(8,856)
Purchases of noncontrolling interests in consolidated real estate partnerships	(27,638)	(6,139)
Other financing activities	9,743	6,548

Net cash used in financing activities	(49,338)	(56,692)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,832)	(29,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,234	$81,360

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 — Organization

Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership and operation of a diversified portfolio of apartment properties. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing and managing multifamily apartment properties.

Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At March 31, 2012, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 129,459,034 common OP Units and equivalents outstanding. At March 31, 2012, Aimco owned 121,351,204 of the common OP Units (93.7% of the common OP Units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.

Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.

As of March 31, 2012, we owned an equity interest in 196 conventional real estate properties with 62,420 units and 165 affordable real estate properties with 19,947 units. Of these properties, we consolidated 190 conventional properties with 60,974 units and 132 affordable properties with 17,040 units. These conventional and affordable properties generated 88% and 12%, respectively, of our proportionate property net operating income (as defined in Note 11) during the three months ended March 31, 2012.

As of March 31, 2012, we also provided services for or managed 8,569 units in 126 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund. In February 2012, we entered into an agreement to transfer asset management of a portfolio comprised of substantially all of these managed properties, and to sell our interests in this portfolio to the new asset manager upon satisfaction of certain conditions and regulatory approvals.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2011, have been derived from their audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2011. Certain 2011 financial statement amounts have been reclassified to conform to the 2012 presentation, including adjustments for discontinued operations. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.

Principles of Consolidation

Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated entities. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries. We consolidate all variable interest entities for which we are the primary beneficiary. Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity or are otherwise able to control the entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying balance sheets as noncontrolling interests in Aimco Operating Partnership. Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of consolidated real estate partnerships owned or controlled by the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.

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

Temporary Equity and Partners’ Capital

The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units, which are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units from December 31, 2011 to March 31, 2012 (in thousands):

Balance, December 31, 2011	$83,384
Preferred distributions	(1,670)
Redemption of preferred units	(19)
Net income	1,670

Balance, March 31, 2012	$83,365

Aimco Equity (including Noncontrolling Interests)

The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2011 to March 31, 2012 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2011	$908,329	$270,666	$(34,321)	$1,144,674
Contributions	—	665	—	665
Issuance of preferred stock	9,836	—	—	9,836
Preferred stock dividends	(12,439)	—	—	(12,439)
Common dividends and distributions	(21,806)	(12,592)	(1,463)	(35,861)
Redemptions of common units	—	—	(3,283)	(3,283)
Amortization of stock based compensation cost	1,912	—	—	1,912
Stock option exercises	1,854	—	—	1,854
Effect of changes in ownership for consolidated entities (Note 4)	(30,517)	(10,152)	2,203	(38,466)
Change in accumulated other comprehensive loss	2,669	14	181	2,864
Other	232	—	(57)	175
Net loss	1,949	7,765	(737)	8,977

Balance, March 31, 2012	$862,019	$256,366	$(37,477)	$1,080,908

Partners’ Capital attributable to the Aimco Operating Partnership

The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2011 to March 31, 2012 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2011	$874,008
Issuance of preferred units to Aimco	9,836
Preferred unit distributions	(12,439)
Common distributions	(23,269)
Redemption of common units	(3,283)
Amortization of Aimco stock based compensation cost	1,912
Common OP Units issued to Aimco in connection with Aimco stock option exercises	1,854
Effect of changes in ownership for consolidated entities (Note 4)	(28,314)
Change in accumulated other comprehensive loss	2,850
Other	175
Net loss	1,212

Balance, March 31, 2012	$824,542

A separate reconciliation of noncontrolling interests in consolidated real estate partnerships and total partners’ capital for the Aimco Operating Partnership’s is not presented as these amounts are identical to the corresponding noncontrolling interests in consolidated real estate partnerships and total equity for Aimco, which are presented above.

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

NOTE 3 — Assets Held for Sale and Discontinued Operations

We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the statement of operations for the three months ended March 31, 2011 and the balance sheet as of December 31, 2011.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At March 31, 2012 and December 31, 2011, after adjustments to classify as held for sale properties that were sold or classified as held for sale during the three months ended March 31, 2012, we had two and 12 properties with an aggregate of 376 and 1,949 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Real estate, net	$10,390	$63,211
Other assets	361	2,421

Assets held for sale	$10,751	$65,632

Property debt	$11,884	$62,864
Other liabilities	155	753

Liabilities related to assets held for sale	$12,039	$63,617

During the three months ended March 31, 2012 and 2011, we sold or disposed of ten properties and 12 properties with an aggregate of 1,573 units and 1,621 units, respectively. During the year ended December 31, 2011, we disposed of 67 consolidated properties with an aggregate of 10,912 units. For the three months ended March 31, 2012 and 2011, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties disposed of and for properties classified as held for sale as of March 31, 2012.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental and other property revenues	$2,936	$24,496
Property operating expenses	(1,672)	(12,326)
Depreciation and amortization	(1,095)	(7,483)
Provision for real estate impairment losses	(321)	(3,855)

Operating (loss) income	(152)	832
Interest income	54	246
Interest expense	(483)	(4,328)

Loss before gain on dispositions of real estate and income tax	(581)	(3,250)
Gain on dispositions of real estate	35,692	7,718
Income tax expense	(240)	(74)

Income from discontinued operations, net	$34,871	$4,394

(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(7,066)	1,272

Income from discontinued operations attributable to the Aimco Operating Partnership	$27,805	$5,666

Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(1,828)	(381)

Income from discontinued operations attributable to Aimco	$25,977	$5,285

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $1.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.

In connection with properties sold or classified as held for sale during the three months ended March 31, 2012, we allocated $0.7 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.6 million was recognized as a reduction of gain on dispositions of real estate and $0.1 million was recognized as an adjustment of impairment losses during the three months ended March 31, 2012. In connection with properties sold or classified as held for sale during the three months ended March 31, 2011, we allocated $0.8 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.6 million was recognized as a reduction of gain on dispositions of real estate and $0.2 million was recognized as an adjustment of impairment losses during the three months ended March 31, 2011. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.

In connection with our real estate dispositions during the three months ended March 31, 2012 and 2011, the purchasers assumed approximately $8.0 million and $4.2 million, respectively, of non-recourse property debt.

NOTE 4 — Other Significant Transactions

Investments in Real Estate Properties

During the three months ended March 31, 2012, we acquired for $72.3 million a 488-unit property located in Phoenix, Arizona. In connection with the acquisition, we assumed nonrecourse property debt with an outstanding principal balance of $29.1 million and a fair value of $33.3 million.

Equity and Partners’ Capital Transactions

During the three months ended March 31, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.

Acquisitions of Noncontrolling Partnership Interests

During the three months ended March 31, 2012, we acquired the remaining noncontrolling limited partnership interests in seven consolidated real estate partnerships that own 13 properties and in which our affiliates serve as general partner, for a total cost of $38.5 million. We recognized the $28.3 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within equity and partners’ capital (which is included in effects of changes in ownership for consolidated entities in the reconciliation of equity included in Note 2). The amount reflected in Aimco’s equity is allocated between Aimco and noncontrolling interests in the Aimco Operating Partnership.

NOTE 5 — Variable Interest Entities

As of March 31, 2012, we were the primary beneficiary of, and therefore consolidated, 119 VIEs, which owned 81 apartment properties with 12,768 units. Real estate with a carrying value of $778.4 million collateralized $632.6 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.

As of March 31, 2012, we also held variable interests in 178 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 231 apartment properties with 12,331 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. Approximately $22.5 million of our investment in unconsolidated VIEs at March 31, 2012, are held through consolidated partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.2 million at March 31, 2012, is held through consolidated investment partnerships that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.2 million recorded investment in such entities.

As discussed in Note 1, we have entered into an agreement to sell our interests in a portfolio of properties upon satisfaction of certain conditions and regulatory approvals. As of March 31, 2012, this portfolio included 42 consolidated VIEs that owned 18 properties and 130 unconsolidated VIEs that owned 130 properties.

In addition to our investments in unconsolidated VIEs discussed above, at March 31, 2012, we had in aggregate $96.9 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 10) and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.0 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.

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

NOTE 6 — Derivative Financial Instruments

We have limited exposure to derivative financial instruments. We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity and partners’ capital, as appropriate.

As of March 31, 2012 and December 31, 2011, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $6.7 million and $7.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At March 31, 2012, these interest rate swaps had a weighted average term of 8.9 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.

If the forward rates at March 31, 2012 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

At March 31, 2012 and December 31, 2011, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $75.0 million that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.

At March 31, 2012, the weighted average fixed receive rate under the total return swaps was 5.8% and the weighted average variable pay rate was 2.7%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.

The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At March 31, 2012 and December 31, 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.

NOTE 7 — Fair Value Measurements

In accordance with GAAP, we are required to measure certain assets and liabilities in our consolidated financial statements at fair value. Certain assets, such as our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property debt, our interest rate swaps (IR swaps), total rate of return swaps (TRR swaps), and the debt subject to TRR swaps (TRR debt) are required to be measured at fair value on a quarterly basis. Other assets, such as real estate, are required to be measured at fair value when we determine that that a held for use asset’s carrying amount is no longer recoverable, or to be measured at fair value less estimated costs to sell when we determine that the carrying amount of an asset classified as held for sale is no longer recoverable.

We are required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement. Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities we can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs. The classification of fair value measurements is subjective and GAAP requires us to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.

Recurring Fair Value Measurements

The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Unrealized gains (losses) included in earnings (5)	—	(12)	3,478	(3,478)	(12)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	—	57	—	—	57

Fair value at March 31, 2011	$—	$(2,701)	$(16,064)	$16,064	$(2,701)

Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	748	—	—	—	748
Unrealized gains (losses) included in earnings (5)	—	(12)	936	(936)	(12)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	2,573	291	—	—	2,864

Fair value at March 31, 2012	$55,014	$(6,733)	$(4,905)	$4,905	$48,281

(1)	We estimate the fair value of our investments classified as AFS using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income over the remaining expected term of the investments, or approximately nine years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $54.0 million and $53.2 million at March 31, 2012 and December 31, 2011, respectively.
(2)	The fair value of IR swaps is estimated using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
(3)	TRR swaps have contractually-defined termination values generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings. We calculate the termination value, which we believe is representative of the fair value, of total rate of return swaps using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements.
(4)	This represents changes in fair value of debt subject to TRR swaps. We estimate the fair value of debt instruments using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan-to-value ratios on similarly encumbered assets within our portfolio. We handle a large volume of financing transactions annually and use pricing information obtained during the financing process to evaluate market pricing information for reasonableness.
(5)	Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value, including revaluations resulting from repayment of the debt at par, and have not resulted from the settlement of a swap position as we have not historically incurred any termination payments upon settlement. These unrealized gains (losses) are included in interest expense in the accompanying condensed consolidated statements of operations.

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
Number of properties encumbered by nonrecourse property debt measured at fair value during period	4	8
Weighted average interest rate	5.84%	6.40%
Weighted average maturity	24.7 years	24.0 years
Weighted average loan-to-value ratio	80.2%	80.1%

Of these unobservable inputs significant to the TRR debt fair value measurement, the loan-to-value ratio is the only input to which the fair value measurement is sensitive to changes, as the property debt interest rates and maturities are not subject to adjustment. Holding constant the other observable inputs which may also be significant to the fair value measurement, such as market interest rates for similar types of debt, we believe any increase in the loan-to-value ratios for the TRR debt would result in a decrease in the fair value of the TRR debt and any decrease in the loan-to-value ratios would result in an increase in the fair value of the TRR debt. Based on the relationship of the fair value of the TRR debt to that of the TRR swaps, we believe any increase or decrease in the fair value of the TRR debt would have an equal and offsetting decrease or increase in the fair value of the TRR swaps, and therefore would have no effect on our financial position, results of operations or liquidity.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2012, we reduced the aggregate carrying amounts of three assets classified as held for use from $19.9 million to their estimated fair values of $13.7 million, resulting in an impairment loss of $6.2 million. During the three months ended March 31, 2011, we reduced the aggregate carrying amounts of three assets classified as held for sale from $10.7 million to their estimated fair values of $7.6 million, resulting in an impairment loss of $3.1 million.

The fair values for the properties we impaired during these periods were based primarily on contract prices for pending sales of the properties. The contract prices were based in part on unobservable inputs classified within Level 3 of the fair value hierarchy, but were also based on observable inputs that can be validated to observable external sources, such as pricing information about widely marketed real estate properties for sale.

The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, unlevered free cash flow, or FCF, which represents the properties’ NOI less certain capital spending, and assumptions about NOI and FCF growth rates and exit values. An unlevered FCF rate of return, which represents the rate of return expected based on the expected FCF generated by the property and proceeds from their eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to implied unlevered FCF rates of return of less than 6.5% and less than 4.6% for the properties impaired during the three months ended March 31, 2012 and 2011, respectively.

Fair Value Disclosures

We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2012 and December 31, 2011, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets) was approximately $106.8 million and $107.9 million at March 31, 2012 and December 31, 2011, respectively, as compared to their carrying amounts of $116.2 million and $117.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.5 billion and $5.4 billion at March 31, 2012 and December 31, 2011, respectively, as compared to aggregate carrying amounts of $5.2 billion and $5.2 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.

NOTE 8 — Commitments and Contingencies

Commitments

In connection with our redevelopment and capital improvement activities, we have commitments of approximately $53.4 million related to construction projects, most of which we expect to incur during 2012. Pursuant to financing arrangements on two of our conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

As discussed in Note 5, we have committed to fund an additional $3.0 million to increase loans secured by certain properties in West Harlem in New York City. In certain circumstances, the obligor on these notes has the right to put these properties to us, which would result in a cash payment by us of approximately $30.9 million and our assumption of approximately $118.3 million in property debt. The exercise of the put is conditioned on the achievement of specified rent levels at the properties.

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

During 2011, we mediated a previously disclosed dispute with respect to mergers completed early in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships. As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units, which we included in the total consideration paid for the noncontrolling interests we acquired. Claims and stipulations of settlement were filed in Colorado State Court, District of Denver and with the American Arbitration Association during 2011. Final approval of the settlement was granted by the arbitrator in the action before the American Arbitration Association on February 10, 2012. Preliminary approval of the settlement in Colorado State Court was granted on February 17, 2012. A final approval hearing is scheduled for May 14, 2012.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2012, are immaterial to our consolidated financial condition, results of operations and cash flows.

NOTE 9 — Earnings (Loss) per Share and Earning (Loss) per Unit

Aimco

Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Loss from continuing operations	$(24,224)	$(31,671)
Loss from continuing operations attributable to noncontrolling interests	196	7,126
Income attributable to preferred stockholders	(12,439)	(12,456)
Income attributable to participating securities	(119)	(57)

Loss from continuing operations attributable to Aimco common stockholders	$(36,586)	$(37,058)

Income from discontinued operations	$34,871	$4,394
(Income) loss from discontinued operations attributable to noncontrolling interests	(8,894)	891

Income from discontinued operations attributable to Aimco common stockholders	$25,977	$5,285

Net income (loss)	$10,647	$(27,277)
Net (income) loss attributable to noncontrolling interests	(8,698)	8,017
Income attributable to preferred stockholders	(12,439)	(12,456)
Income attributable to participating securities	(119)	(57)

Net loss attributable to Aimco common stockholders	$(10,609)	$(31,773)

Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	120,526	117,320
Effect of dilutive securities:
Dilutive potential common shares	—	—

Denominator for diluted earnings per share	120,526	117,320

Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.32)
Income from discontinued operations attributable to Aimco common stockholders	0.21	0.05

Net loss attributable to Aimco common stockholders	$(0.09)	$(0.27)

The Aimco Operating Partnership

The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common OP Units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three months ended March 31, 2012 and 2011 (in thousands, except per unit data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Loss from continuing operations	$(24,224)	$(31,459)
Loss from continuing operations attributable to noncontrolling interests	(699)	6,033
Income attributable to the Partnership’s preferred unitholders	(14,109)	(14,127)
Income attributable to participating securities	(119)	(57)

Loss from continuing operations attributable to the Partnership’s common unitholders	$(39,151)	$(39,610)

Income from discontinued operations	$34,871	$4,394
Income from discontinued operations attributable to noncontrolling interests	(7,066)	1,272

Income from discontinued operations attributable to the Partnership’s common unitholders	$27,805	$5,666

Net income (loss)	$10,647	$(27,065)
(Income) loss attributable to noncontrolling interests	(7,765)	7,305
Income attributable to the Partnership’s preferred unitholders	(14,109)	(14,127)
Income attributable to participating securities	(119)	(57)

Net loss attributable to the Partnership’s common unitholders	$(11,346)	$(33,944)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding
Common OP Units	126,389	123,433
HPUs	2,340	2,340

Total common units	128,729	125,773
Effect of dilutive securities:
Dilutive potential common units	—	—

Denominator for diluted earnings per unit	128,729	125,773

Earnings (loss) per common unit – basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.31)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.21	0.04

Net loss attributable to the Partnership’s common unitholders	$(0.09)	$(0.27)

As of March 31, 2012 and 2011, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 5.2 million and 7.1 million, respectively. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common OP Units equal to the number of shares purchased under the options. These securities have been excluded from the earnings (loss) per share or unit computations for the three months ended March 31, 2012 and 2011, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common OP Units and totaled 0.5 million at March 31, 2012 and 2011. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of March 31, 2012, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.5 million and were potentially redeemable for approximately 3.1 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented. Additionally, based on the Aimco Operating Partnership’s cash redemption policy, they may also be excluded from future earnings (loss) per share or unit computations in periods during which their effect is dilutive.

NOTE 10 — Notes Receivable

Our notes receivable generally have stated maturity dates and may require current payments of principal and interest. Repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes;” and loans extended by us that were discounted at origination, which we refer to as “discounted notes.”

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

The following table summarizes our notes receivable as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Par value notes	$14,398	$15,695
Discounted notes	95,861	95,510

Total notes receivable	$110,259	$111,205

Face value of discounted notes	$103,471	$103,471

Notes receivable have various annual interest rates ranging between 2.2% and 8.8% and averaging 4.0%. Included in the notes receivable at March 31, 2012 and December 31, 2011 are $99.6 million and $99.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.

As of March 31, 2012, substantially all of our par value notes outstanding had stated maturity dates and the remainder had no stated maturity dates and were governed by the terms of the partnership agreements pursuant to which the loans were extended. At March 31, 2012, none of the par value notes with stated maturity dates were past due. All of our discounted notes have stated maturity dates and none are past due. All of the notes receivable shown above are estimated to be collectible and have not been impaired for the periods presented.

NOTE 11 — Business Segments

We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 196 properties with 62,420 units at March 31, 2012. Our affordable real estate operations consisted of 165 properties with 19,947 units at March 31, 2012, with rents that are generally paid, in whole or part, by a government agency.

Our chief executive officer, who is our chief operating decision maker, uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Funds From Operations, which represents net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures; Pro forma Funds From Operations, which is Funds From Operations excluding preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for capital replacements, which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of our consolidated and unconsolidated properties that we manage; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three months ended March 31, 2012 and 2011 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2012:
Rental and other property revenues (2)	$208,328	$30,922	$26,341	$137	$265,728
Asset management and tax credit revenues	—	—	—	8,071	8,071

Total revenues	208,328	30,922	26,341	8,208	273,799

Property operating expenses (2)	76,499	12,994	10,023	9,126	108,642
Investment management expenses	—	—	—	3,388	3,388
Depreciation and amortization (2)	—	—	—	94,317	94,317
Provision for real estate impairment losses (2)	—	—	—	6,364	6,364
General and administrative expenses	—	—	—	11,624	11,624
Other expenses, net	—	—	—	6,269	6,269

Total operating expenses	76,499	12,994	10,023	131,088	230,604

Net operating income (loss)	131,829	17,928	16,318	(122,880)	43,195
Other items included in continuing operations	—	—	—	(67,419)	(67,419)

Income (loss) from continuing operations	$131,829	$17,928	$16,318	$(190,299)	$(24,224)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2011:
Rental and other property revenues (2)	$200,793	$30,037	$23,394	$579	$254,803
Asset management and tax credit revenues	—	—	—	9,236	9,236

Total revenues	200,793	30,037	23,394	9,815	264,039

Property operating expenses (2)	76,448	12,426	10,554	15,919	115,347
Investment management expenses	—	—	—	2,976	2,976
Depreciation and amortization (2)	—	—	—	93,967	93,967
General and administrative expenses	—	—	—	11,181	11,181
Other expenses, net	—	—	—	3,897	3,897

Total operating expenses	76,448	12,426	10,554	127,940	227,368

Net operating income (loss)	124,345	17,611	12,840	(118,125)	36,671
Other items included in continuing operations (3)	—	—	—	(68,342)	(68,342)

Income (loss) from continuing operations	$124,345	$17,611	$12,840	$(186,467)	$(31,671)

(1)	Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated properties and the results of consolidated properties that we do not manage, which are excluded from our measurement of segment performance but included in the related consolidated amounts, and our share of the results of operations of our unconsolidated real estate partnerships that we manage, which are included in our measurement of segment performance but excluded from the related consolidated amounts.
(2)	Proportionate property net operating income, our key measurement of segment profit or loss, excludes provision for operating real estate impairment losses, property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization. Accordingly, we do not allocate these amounts to our segments.
(3)	In addition to the other items included in continuing operations presented in the table for the three months ending March 31, 2011, the Aimco Operating Partnership recognized $0.2 million of interest income on its notes receivable from Aimco. These notes were repaid by Aimco during the three months ended December 31, 2011.

For the three months ended March 31, 2012 and 2011, capital additions related to our conventional segment totaled $45.5 million and $22.9 million, respectively, and capital additions related to our affordable segment totaled $3.0 million and $4.3 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of acquisitions and redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s Annual Reports on Form 10-K for the year ended December 31, 2011, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.

Executive Overview

Aimco is a self-administered and self-managed real estate investment trust, or REIT. The Aimco Operating Partnership is the operating partnership for Aimco and conducts our business, which is acquiring, redeveloping, leasing and managing multifamily apartment properties. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance culture and a focus on our customers. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.

Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•

operate our nationwide portfolio of desirable apartment homes with valued amenities and extraordinary customer service in an efficient manner that realizes the benefits of our local management expertise;

•

improve our diversified portfolio of apartments averaging “B/B+” in quality with properties concentrated in the largest markets in the United States by selling properties with lower projected returns and reinvesting those proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including redevelopment; and

•

provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the residents and included 196 properties with 62,420 units in which we held an average ownership of 95% as of March 31, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 165 properties with 19,947 units in which we held an average ownership of 59% as of March 31, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the three months ended March 31, 2012. Over time, we expect to dispose of almost all of our affordable properties and reinvest capital into our conventional portfolio.

Our property operations currently are organized into two geographic areas, the West and the East, each of which has a dedicated area operations leader and area financial officer to manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise. We seek to improve our oversight of property operations by: upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations.

For the three months ended March 31, 2012, our conventional portfolio revenues averaged $1,263 per effective unit and provided 63% operating margins. The average revenue per effective unit increased 7.9% from average revenues of $1,171 for the three months ended March 31, 2011, as a result of year-over-year rent growth of 3.8% and the sale of conventional properties during 2011 and 2012 with average revenues substantially lower than those of the retained portfolio. During the three months ended March 31, 2012, on average, combined conventional new and renewal lease rates were 3.4% higher than expiring lease rates. During the three months ended March 31, 2012, the net operating income of our total same store properties and total real estate operations increased by 6.2% and 5.5%, respectively, as compared to the three months ended March 31, 2011.

We upgrade the quality of our portfolio through the sale of properties with lower projected returns, which are often in markets we deem less desirable than our target markets, and reinvest these proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these acquisitions are especially accretive where we can eliminate overhead costs. During the first quarter of 2012, we used proceeds from property sales, the assumption property debt and borrowings on our revolving credit facility to fund $15.7 million of redevelopment spending on our conventional properties, the acquisition for $38.5 million of the noncontrolling interests in seven partnerships that own 13 conventional properties with average revenues per unit of $975 and the acquisition for $72.3 million of a conventional property located in Phoenix, Arizona. Revenues per units at the Phoenix property averaged $1,110 and the property’s average rents per unit are approximately 147% of the local market average. We expect to invest $125.0 to $150.0 million in redevelopment projects at a total of ten properties during 2012. Over the next several years, we expect to invest a total of $400.0 million in these ten projects and, based on un-trended rents, generate average current returns greater than 7% and average free cash flow internal rates of return in excess of 10%.

Our leverage strategy seeks to balance our desire to increase financial returns with the risks inherent with leverage. At March 31, 2012, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and approximately 13% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At March 31, 2012, we had $67.4 million of outstanding borrowings on our revolving credit facility.

Our leverage strategy limits refunding risk on our property-level debt. At March 31, 2012, the weighted average maturity of our property-level debt was 7.9 years, with 2.0% of our unpaid principal balance maturing during the remainder of 2012 (of which 59% has been rate-locked in connection with our refinancing activity), and on average 6.0% of our unpaid principal balance maturing per year from 2013 through 2016. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates, capitalization rates and inflation. Approximately 96% of our property-level debt is fixed-rate.

We measure our leverage using, among other things, the ratios of EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends. EBITDA is calculated by adding to our Pro forma FFO (defined below) our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments. Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans. For the twelve months ended March 31, 2012, our EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends ratios were 2.20x and 1.79x, compared to ratios of 2.11x and 1.72x, respectively, for the twelve months ended March 31, 2011. Our EBITDA Coverage of Interest and EBITDA Coverage of Interest and Preferred Dividends ratios were 2.22x and 1.80x, respectively, based on the annualized results for the three months ended March 31, 2012.

We also measure our leverage using the ratios of Debt to EBITDA and Debt and Preferred Equity to EBITDA. Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco’s preferred stock and the Preferred OP Units of the Aimco Operating Partnership. For the twelve months ended March 31, 2012, our ratios of Debt to EBITDA and Debt and Preferred Equity to EBITDA were 8.4x and 9.7x, and the corresponding ratios based on the annualized results for the three months ended March 31, 2012 were 8.4x and 9.8x, respectively.

By December 31, 2015, we intend to reduce leverage, as measured by ratio of Debt and Preferred Equity to EBITDA to less than 7.0x. During the same timeframe, we also expect to increase our ratio of EBITDA Coverage of Interest and Preferred Dividends to greater than 2.5x. The reduction in leverage will be accomplished through market-based increases in rental revenues, increased EBITDA generated by redevelopment activities, especially those properties that are currently vacant, and the contractual amortization of our property level debt. We are also considering acceleration of portfolio upgrades and progress to leverage targets by selling during 2012 properties that we otherwise expected to sell during 2013 or 2014, and using the proceeds to redeem high-cost preferred stock.

Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a $500.0 million revolving credit facility to meet our short-term liquidity needs. As of March 31, 2012, we had the capacity to borrow $402.1 million pursuant to our revolving credit facility, net of $67.4 million of outstanding borrowings under the revolving credit facility and $30.5 million for undrawn letters of credit backed by the revolving credit facility. The revolving credit facility matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.

In connection with and as defined in our revolving credit facility, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve months ended March 31, 2012, our Debt Service and Fixed Charge Coverage ratios were 1.62x and 1:38x, compared to covenants in place of 1.50x and 1:30x, respectively, and ratios of 1.58x and 1.34x, respectively, for the twelve months ended March 31, 2011.

Key Financial Indicators

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value; Funds From Operations; Pro forma Funds From Operations; Adjusted Funds From Operations; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are defined and further described in “Funds From Operations,” and proportionate property net operating income is defined and further described in “Results of Operations – Real Estate Operations.” The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.

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

Overview

Highlights of our results of operations for the three months ended March 31, 2012, are summarized below:

•

Conventional Same Store revenues and expenses for the three months ended March 31, 2012, increased by 4.2% and decreased by 0.4%, respectively, resulting in a 6.8% increase in net operating income as compared to the three months ended March 31, 2011;

•	Average daily occupancy for our Conventional Same Store properties was 96.0% for the three months ended March 31, 2012;

•

Total Same Store revenues and expenses for the three months ended March 31, 2012, increased by 4.0% and 0.4%, respectively, resulting in a 6.2% increase in net operating income as compared to the three months ended March 31, 2011; and

•	Net operating income for our real estate portfolio (continuing operations) for the three months ended March 31, 2012 increased 5.5%, as compared to the three months ended March 31, 2011.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.

Three months ended March 31, 2012 compared to March 31, 2011

Aimco reported net income attributable to Aimco of $1.9 million and net loss attributable to Aimco common stockholders of $10.6 million for the three months ended March 31, 2012, as compared to net loss attributable to Aimco of $19.3 million and net loss attributable to Aimco common stockholders of $31.8 million for the three months ended March 31, 2011, both representing decreases in losses of $21.2 million.

The Aimco Operating Partnership reported net income attributable to the Aimco Operating Partnership of $2.9 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $11.3 million for the three months ended March 31, 2012, as compared to net loss attributable to the Aimco Operating Partnership of $19.8 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $33.9 million for the three months ended March 31, 2011, decreases in losses of $22.7 million and $22.6 million, respectively.

These decreases in losses for Aimco and the Aimco Operating Partnership were principally due to an increase in gain on dispositions of real estate in 2012 compared to 2011 and an increase in net operating income of our properties included in continuing operations, reflecting improved operations, partially offset by impairment losses recognized in 2012 on properties classified as held for use.

The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.

Real Estate Operations

Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 196 properties with 62,420 units in which we held an average ownership of 95% as of March 31, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 165 properties with 19,947 units in which we held an average ownership of 59% as of March 31, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below) during the three months ended March 31, 2012.

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

We do not include property management revenues, offsite costs associated with property management or casualty related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three months ended March 31, 2012 and 2011 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of March 31, 2012. Refer to Note 11 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Total Same Store Portfolio

Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year-to-date comparable periods. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the three months ended March 31, 2012, our total same store portfolio comprised 95% of our total proportionate property net operating income.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.0% and 0.4%, respectively, resulting in a 6.2% increase in net operating income, and our total same store operating margin increased by approximately 130 basis points, from 62.3% during the three months ended March 31, 2011, to 63.6% during the three months ended March 31, 2012.

The results of operations of our conventional and affordable same store properties are discussed further in the discussion of segment results below.

Conventional Real Estate Operations

Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we own and manage that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year-to-date comparable periods. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, casualty properties, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers.

For the three months ended March 31, 2012 and 2011, as presented below, our conventional same store portfolio and our other conventional portfolio consisted of 157 and 37 properties with 55,747 and 6,297 units, respectively. During the three months ended March 31, 2012, our conventional same store portfolio decreased on a net basis by four properties and 984 units for properties that were sold or classified as held for sale through March 31, 2012 and for which the results have been reclassified into discontinued operations.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$193,283	$185,576	$7,707	4.2%
Other Conventional	15,045	15,217	(172)	(1.1%)

Total	208,328	200,793	7,535	3.8%

Property operating expenses:
Conventional same store	68,673	68,954	(281)	(0.4%)
Other Conventional	7,826	7,494	332	4.4%

Total	76,499	76,448	51	0.1%

Property net operating income:
Conventional same store	124,610	116,622	7,988	6.8%
Other Conventional	7,219	7,723	(504)	(6.5%)

Total	$131,829	$124,345	$7,484	6.0%

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, our conventional segment’s proportionate property net operating income increased $7.5 million, or 6.0%.

Conventional same store proportionate property net operating income increased by $8.0 million, or 6.8%. This increase was primarily attributable to a $7.7 million, or 4.2%, increase in rental and other property revenues due to higher average rent (approximately $46 per unit) and increases in miscellaneous income, partially offset by a 40 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the three months ended March 31, 2012, were 2.0% higher than expiring lease rates, and renewal rates were 5.1% higher than expiring lease rates. The increase in conventional same store property net operating income was also attributable to a $0.3 million, or 0.4%, decrease in property operating expense, primarily due to reductions in personnel and related costs, utilities and insurance.

Our other conventional proportionate property net operating income decreased by $0.5 million, or 6.5%, partially due to a $1.0 million decrease in revenues primarily resulting from the non-payment of rents by a corporate tenant in Manhattan, partially offset by a $0.5 million increase in net operating income resulting from conventional properties we acquired in mid-2011.

Affordable Real Estate Operations

Our affordable segment consists of properties we classify as same store or other. Our criteria for classifying affordable properties as same store or other are consistent with those for our conventional properties described above.

For the three months ended March 31, 2012 and 2011, as presented below, our affordable same store portfolio and other affordable portfolio consisted of 116 and 49 properties with 15,094 and 4,853 units, respectively. During the three months ended March 31, 2012, our affordable same store portfolio decreased on a net basis by six properties and 545 units for properties that were sold or classified as held for sale through March 31, 2012 and for which the results have been reclassified into discontinued operations.

We did not have a significant economic ownership in any of the properties classified as other affordable properties, did not manage the properties, or both, during the three months ended March 31, 2012 and 2011. Accordingly, based on our basis for assessing segment performance, this portfolio is excluded from the discussion of proportionate results for the three month periods shown below.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$30,922	$30,037	$885	2.9%
Property operating expenses	12,994	12,426	568	4.6%

Property net operating income	$17,928	$17,611	$317	1.8%

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, the proportionate property net operating income of our affordable same store properties increased $0.3 million, or 1.8%. This increase in net operating income consisted of a $0.9 million, or 2.9%, increase in revenue and a $0.6 million, or 4.6%, increase in expense. Affordable same store revenue increased partially due to higher average rent ($24 per unit) and higher average physical occupancy (11 basis points). Affordable same store expenses increased primarily due to an increase in real estate taxes, approximately $0.7 million of which related to revaluations in 2011 that reduced tax expense related to prior years.

Non-Segment Real Estate Operations

Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 11 to the consolidated financial statements in Item 1).

For the three months ended March 31, 2012 and 2011, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships) and offsite costs associated with properties we manage for third parties, totaled $9.0 million and $10.6 million, respectively. The decrease in property management expenses in 2012 as compared to 2011 due to reduced personnel and related costs from the termination in early 2011 of our role as asset manager and property manager for approximately 100 properties with approximately 11,400 units.

For the three months ended March 31, 2012 and 2011, casualty losses decreased by $5.2 million, from $5.3 million to $0.1 million, primarily due to losses in 2011 from severe snow storms in the Northeast that damaged several properties.

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

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, asset management and tax credit revenues decreased $1.2 million. This decrease is primarily attributable to the termination in early 2011 of our role as asset manager for approximately 100 properties, pursuant to which we agreed to receive a reduced payment on asset management and other fees owed to us, approximately $1.3 million of which was not previously recognized based on concerns regarding collectability.

Investment Management Expenses

Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, investment management expenses increased $0.4 million. This increase was primarily due to fees paid to third parties for providing asset management services partially offset by a reduction in personnel and related costs.

Provision for Real Estate Impairment Losses

Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2012, we recorded impairment losses of $6.4 million primarily related to real estate properties we expect to sell within the next twelve months but that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three months ended March 31, 2011.

General and Administrative Expenses

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, general and administrative expenses increased $0.4 million, or 4.0%, primarily due to an increase in information technology outsourcing costs.

Other Expenses, Net

Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, other expenses, net increased $2.4 million. The net increase was primarily attributable to separation costs associated with reductions in our asset and property management departments.

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

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, interest income increased by $0.5 million, or 25.4%. This increase is primarily due to $1.1 million of accretion of income recognized in 2012 on our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans payable, for which no income was recognized during the three months ended March 31, 2011. This increase was partially offset by reductions in interest income related to certain of our discounted notes that were repaid in advance of their maturity dates due to property sales.

In addition to the interest income described above recognized by Aimco during 2012 and 2011, the Aimco Operating Partnership recognized $0.2 million of interest income during 2011 related to the notes receivable from Aimco, for which no interest income was recognized in 2012 following repayment of the notes in late 2011. These notes receivable and related interest income were eliminated in Aimco’s consolidated financial statements prior to their repayment.

Interest Expense

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, interest expense, which includes the amortization of deferred financing costs, decreased by $0.5 million, or 0.7%, primarily due to an increase in redevelopment activity, resulting in an increase in capitalization of interest.

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

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, gain on dispositions of interests in unconsolidated real estate and other increased $1.0 million. The increase in gains is primarily attributable to an increase in the number of partnerships in which we sold our noncontrolling partnership interests during the three months ended March 31, 2012 as compared to 2011. The majority of the gains on these dispositions were attributed to the noncontrolling interests in the consolidated partnerships that held these investments and accordingly these gains had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership.

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

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, income tax benefit decreased by $2.0 million primarily due to decreases in the losses of our TRS entities.

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

For the three months ended March 31, 2012 and 2011, income from discontinued operations totaled $34.9 million and $4.4 million, respectively. The $30.5 million increase in income from discontinued operations was principally due to a $27.2 million increase in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing of sales.

During the three months ended March 31, 2012, we sold or disposed of ten consolidated properties for gross proceeds of $89.7 million and net proceeds of $40.4 million, resulting in a net gain of approximately $35.4 million (which is net of $0.3 million of related income taxes). During the three months ended March 31, 2011, we sold or disposed of 12 consolidated properties for gross proceeds of $28.9 million and net proceeds of $11.3 million, resulting in a net gain of approximately $7.5 million (which is net of $0.2 million of related income taxes).

The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 6.0% and 8.4% for conventional and affordable property sales, respectively, during the three months ended March 31, 2012, and 9.8% and 10.5% for conventional and affordable property sales, respectively, during the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of March 31, 2012. Refer to Note 3 to the condensed consolidated financial statements in Item 1 for additional information on discontinued operations.

Noncontrolling Interests in Consolidated Real Estate Partnerships

Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the non-Aimco (or non-Aimco Operating Partnership) owners in these partnerships. We adjust our total consolidated operating results in our consolidated financial statements to determine the portion of our consolidated operating results that corresponds to our ownership interest in all of our consolidated entities. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the non-Aimco (or non-Aimco Operating Partnership) owners includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.

For the three months ended March 31, 2012, we allocated net income of $7.8 million to noncontrolling interests in consolidated real estate partnerships, compared to $7.3 million of net losses allocated to these noncontrolling interests during the three months ended March 31, 2011, or a variance of $15.1 million. This change was due to an $8.3 million increase in their share of income from discontinued operations, which is primarily due to an increase in gains on the disposition of real estate from 2011 to 2012, and a $6.7 million increase in their share of income from continuing operations, approximately $3.3 million of which relates to their share of a retroactive rent increase awarded on one of our affordable properties during 2012 and the balance of which relates to normal operations and ownership changes.

Noncontrolling Interests in Aimco Operating Partnership

Noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the non-Aimco owners of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. The amount of the Aimco Operating Partnership’s income allocated to holders of the preferred OP Units is equal to the amount of distributions they receive.

For the three months ended March 31, 2012 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $0.9 million and losses of $0.7 million, respectively, a change in their share of income and losses of $1.6 million. This change was attributable to a decrease in the common noncontrolling interests share of our consolidated net losses, which decreased from 2011 to 2012.

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

Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in more than 90 properties that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these properties during the desired timeframe, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any properties that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these properties may result in additional impairment losses.

Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2012, we recorded impairment losses of $6.4 million primarily related to real estate properties we expect to sell within the next twelve months that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we recognized impairment losses of $0.3 million and $3.9 million, respectively, for real estate properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.

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

During the three months ended March 31, 2012 and 2011, we recognized net provisions for losses on notes receivable of less than $0.1 million. We will continue to evaluate the collectability of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get properties ready for their intended use are in progress. This includes when properties or units are undergoing physical construction, as well as when units are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and units are available for occupancy. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

For the three months ended March 31, 2012 and 2011, for continuing and discontinued operations, we capitalized $4.1 million and $3.1 million of interest costs, respectively, and $6.9 million and $6.5 million of site payroll and indirect costs, respectively.

Funds From Operations

Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at a property, we evaluate whether the additions enhance the value, profitability, or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not.

FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the three months ended March 31, 2012 and 2011, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2012	2011
Net (loss) income attributable to Aimco common stockholders (1)	$(10,609)	$(31,773)
Adjustments:
Depreciation and amortization	94,317	93,967
Depreciation and amortization related to non-real estate assets	(3,288)	(3,174)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(6,277)	(8,108)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interests (2)	(13)	(120)
Provision for impairment losses related to depreciable real estate assets , net of noncontrolling partners’ interest (2)	5,511	—
Impairment losses related to unconsolidated real estate partnerships, net of noncontrolling partners’ interest (2)	111	—
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest (2)	(28,163)	(6,375)
Provision for impairment losses related to depreciable real estate assets, net of income taxes and noncontrolling partners’ interest (2)	295	1,474
Depreciation of rental property, net of noncontrolling partners’ interest (2)	795	5,850
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(4,160)	(5,803)
Amounts allocable to participating securities	(140)	(183)

FFO and Pro Forma FFO attributable to Aimco common stockholders — diluted	$48,379	$45,755
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(13,296)	(11,506)
Amounts allocable to participating securities	69	66

AFFO attributable to Aimco common stockholders — diluted	$35,152	$34,315

Weighed average common shares outstanding — diluted (earnings per share)	120,526	117,320
Dilutive common share equivalents	343	330

Weighed average common shares outstanding — diluted (3)	120,869	117,650

Notes:

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).
(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.
(3)	Represents the denominator for Aimco’s earnings per common share — diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.

The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of amounts of FFO, Pro forma FFO and AFFO to noncontrolling interests in the Aimco Operating Partnership, as well as the limited differences between Aimco’s and the Aimco Operating Partnership’s net loss amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.

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

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property loans. However, if property financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from asset dispositions.

As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At March 31, 2012, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce the amounts of net income (or increase the amounts of net loss) attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $2.5 million and $2.7 million, respectively, on an annual basis. This effect could be mitigated by increasing income earned on our variable rate assets.

We use total rate of return swaps to a limited extent as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rate debt. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of March 31, 2012, we had total rate of return swap positions with one financial institution with notional amounts totaling $75.0 million.

The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At March 31, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information regarding these arrangements, including the maturity date of the swaps.

As of March 31, 2012, we had the capacity to borrow $402.1 million pursuant to our revolving credit facility, net of $67.4 million of outstanding borrowings under the revolving credit facility and $30.5 million for undrawn letters of credit backed by the revolving credit facility.

At March 31, 2012, we had $83.2 million in cash and cash equivalents and $174.0 million of restricted cash, decreases of $7.8 million and $12.3 million, respectively, from December 31, 2011. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.

Operating Activities

For the three months ended March 31, 2012, our net cash provided by operating activities of $48.5 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2012 increased by $20.8 million as compared to the three months ended March 31, 2011, primarily due to an increase in the net operating income of our properties, resulting from improved operations and a decrease in cash paid for interest resulting from lower average debt balances and lower interest rates from our refinancing activities.

Investing Activities

For the three months ended March 31, 2012, our net cash used in investing activities of $7.0 million consisted primarily of capital expenditures and purchases of real estate, substantially offset by proceeds from disposition of real estate.

Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2012, we sold or disposed of ten consolidated properties for an aggregate sales price of $89.7 million, generating proceeds totaling $40.4 million after the amount of property debt repaid upon the sale or assumed by the buyers, and after the payment of transaction costs and debt prepayment penalties. Net cash proceeds from property sales were used primarily fund redevelopment spending on our conventional properties and property investments, including investments in other properties and acquisitions of the noncontrolling interests in certain of our consolidated properties.

Capital expenditures totaled $56.4 million and $30.2 million during the three months ended March 31, 2012 and 2011, respectively. We generally fund capital additions with cash provided by operating activities, working capital and property sales. We categorize our capital spending broadly into four primary categories: Capital Replacements, Capital Improvements, redevelopment and casualty spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2012 and 2011 are presented below (dollars in thousands):

	2012	2011
Capital Replacements	$14,794	$13,065
Capital Improvements	16,188	5,681
Redevelopment additions	15,667	4,660
Casualty replacements	1,794	3,602

Total capital additions	48,443	27,008
Less: additions related to unconsolidated partnerships	(115)	(37)
Plus: additions related to sold or held for sale properties	160	93
Plus: additions related to consolidated properties not managed	7	99

Consolidated capital additions	48,495	27,163
Plus: net decrease in accrued capital spending	7,899	3,073

Capital expenditures per consolidated statement of cash flows	$56,394	$30,236

Capital spending related to Capital Improvements and Redevelopment increased significantly during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to large projects for property upgrades, primarily the installation of vinyl wood plank flooring at certain of our properties, and redevelopment projects we commenced in early 2012. For the three months ended March 31, 2012 and 2011, capital spending included $4.1 million and $3.1 million of interest costs, respectively, and $6.9 million and $6.5 million of site payroll and indirect costs, respectively.

Financing Activities

For the three months ended March 31, 2012, Aimco’s and the Aimco Operating Partnership’s net cash used in financing activities of $49.3 million was primarily attributed to debt principal payments, dividends and distributions paid to common and preferred security holders and distributions to and acquisitions of noncontrolling interests. Proceeds from property loans and our issuance of preferred securities partially offset the cash outflows.

Property Debt

At March 31, 2012 and December 31, 2011, we had $5.1 billion and $5.2 billion, respectively, of consolidated property debt outstanding, which included $11.9 million and $62.9 million at March 31, 2012 and December 31, 2011, respectively, of property debt classified within liabilities related to assets held for sale. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.

Credit Facility

We have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Credit Agreement consists of $500.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid which rate varies based on our leverage (initially either LIBOR plus 2.75% or, at our option, a base rate). The revolving credit facility matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.

As of March 31, 2012, we had borrowings outstanding of $67.4 million under the Credit Agreement, and we had the capacity to borrow $402.1 million, net of the outstanding borrowings and $30.5 million for undrawn letters of credit backed by the revolving credit facility. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.

Our Credit Agreement requires us to satisfy, among other customary financial covenants, ratios of EBITDA to debt service and EBITDA to fixed charges of 1.50x and 1.30x, respectively. For the twelve months ended March 31, 2012, as calculated based on the provisions in our Credit Agreement, we had a ratio of EBITDA to debt service of 1.62x and a ratio of EBITDA to fixed charges of 1.38x. We expect to remain in compliance with these covenants during the remainder of 2012.

Equity and Partners’ Capital Transactions

During the three months ended March 31, 2012, Aimco paid cash dividends or distributions totaling $12.4 million, $21.8 million and $3.1 million to preferred stockholders, common stockholders and noncontrolling interests in the Aimco Operating Partnership, respectively.

During the three months ended March 31, 2012, the Aimco Operating Partnership paid cash distributions totaling $14.1 million and $23.3 million to preferred unitholders and common unitholders, respectively, of which $12.4 million and $21.8 million represented distributions to Aimco.

During the three months ended March 31, 2012, Aimco and the Aimco Operating Partnership paid cash distributions of $12.6 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012 and late 2011.

During the three months ended March 31, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of approximately $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.

Pursuant to ATM offering programs active at March 31, 2012, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common OP Units or Class Z Cumulative Preferred Partnership Units in exchange for the net proceeds. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.

During the three months ended March 31, 2012, we acquired noncontrolling limited partnership interests in seven consolidated real estate partnerships that own 13 properties and in which our affiliates serve as general partner, for a total cost of $38.5 million, and we redeemed approximately 135,000 common OP Units for cash of $3.3 million.

Future Capital Needs

We expect to fund any future acquisitions, redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales, short-term borrowings, debt and equity financing and operating cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to the availability of property debt or other cash sources to refund maturing property debt and to changes in base interest rates and credit risk spreads. Our liabilities are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.

As of March 31, 2012, on a consolidated basis, we had approximately $221.8 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $180.1 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $2.6 million and $2.5 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $2.6 million and $2.7 million, respectively, on an annual basis.

At March 31, 2012, we had approximately $367.5 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.

We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.5 billion at March 31, 2012 ($5.1 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.2 billion at March 31, 2012 ($4.9 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.5 billion to $5.2 billion (from $5.1 billion to $4.9 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.5 billion to $5.8 billion (from $5.1 billion to $5.4 billion on a proportionate basis).

ITEM 4.	Controls and Procedures

Aimco

Disclosure Controls and Procedures

Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

The Aimco Operating Partnership

Disclosure Controls and Procedures

The Aimco Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of Aimco, who are the equivalent of the Aimco Operating Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of the Aimco Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of Aimco have concluded that, as of the end of such period, the Aimco Operating Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

As of the date of this report, there have been no material changes from the risk factors in both Aimco’s and the Aimco Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Aimco

(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2012.

(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the three months ended March 31, 2012. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2012, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Dividend Payments. Aimco’s Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends during any 12-month period in an aggregate amount of up to 95% of Aimco’s Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary to maintain its REIT status.

The Aimco Operating Partnership

(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Aimco Operating Partnership issued 405,090 Class Z Cumulative Preferred Partnership Units to Aimco for $9.8 million in cash, which represents the net proceeds from Aimco’s concurrent sale of shares of its 7.00% Class Z Cumulative Preferred Stock. The issuance of the Class Z Cumulative Preferred Partnership Units to Aimco was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2012, approximately 51,000 common OP Units were redeemed in exchange for an equal number of shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2012.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2012	1,553	$22.69	N/A	N/A
February 1 – February 29, 2012	6,505	23.99	N/A	N/A
March 1 – March 31, 2012	126,901	24.99	N/A	N/A

Total	134,959	$24.92

(1)	The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases shares of its Common Stock, it is expected that Aimco will fund the repurchase with proceeds from a concurrent repurchase by the Aimco Operating Partnership of common OP Units held by Aimco at a price per unit that is equal to the price per share paid for its Common Stock.

Dividend and Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any 12-month period in an aggregate amount of up to 95% of Aimco’s Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 5.	Other Information

Submission of Matters to a Vote of Security Holders.

Aimco held its 2012 Annual Meeting of Stockholders on Monday, April 30, 2012, at its corporate headquarters, 4582 South Ulster Street, Suite 1100, Denver, Colorado, 80237. Terry Considine, Aimco’s Chairman and Chief Executive Officer, presided. Aimco’s stockholders considered three proposals, each of which is described in more detail in Aimco’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 7, 2012. On the record date of February 22, 2012, there were 121,183,032 shares of Aimco’s Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.

Proposal 1: Election of eight directors to serve for a one-year term until Aimco’s 2013 annual meeting of stockholders. Aimco’s stockholders elected each of the eight nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes
James N. Bailey	99,626,277	3,045,198	11,526	5,733,414
Terry Considine	100,647,212	2,023,400	12,389	5,733,414
Thomas L. Keltner	100,395,626	2,275,275	12,120	5,733,394
J. Landis Martin	94,838,903	7,823,636	20,462	5,733,414
Robert A. Miller	100,388,121	2,281,850	13,030	5,733,414
Kathleen M. Nelson	100,388,780	2,281,230	12,991	5,733,414
Michael A. Stein	100,402,102	2,270,792	10,802	5,732,719

Proposal 2: The appointment of Ernst & Young LLP as Aimco’s independent registered public accounting firm for the year ending December 31, 2012 was ratified as follows:

For	Against	Abstentions	Broker Non-Votes
106,089,132	2,226,964	100,319	—

Proposal 3: Advisory vote to approve the compensation of executive officers disclosed in Aimco’s proxy statement. Aimco’s stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
96,904,329	5,708,598	70,548	5,732,940

ITEM 6.	Exhibits

The following exhibits are filed with this report:

EXHIBIT NO. (1)

3.1	Aimco — Charter (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is incorporated herein by this reference)

3.2	Aimco — Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)

31.1	Aimco — Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Aimco — Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	The Aimco Operating Partnership — Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	The Aimco Operating Partnership — Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Aimco — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Aimco — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	The Aimco Operating Partnership — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	The Aimco Operating Partnership — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Aimco – Agreement Regarding Disclosure of Long-Term Debt Instruments

101	XBRL (Extensible Business Reporting Language). The following materials from Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive loss; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements (2)

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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
Paul Beldin
Senior Vice President and
Chief Accounting Officer

AIMCO PROPERTIES, L.P.
By:	AIMCO-GP, Inc., its general partner

By:	/s/ ERNEST M. FREEDMAN
Ernest M. Freedman
Executive Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ PAUL BELDIN
Paul Beldin
Senior Vice President and
Chief Accounting Officer

Date: May 4, 2012