Form 10-Q
period 2012-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES LP
filed 2012-08-03
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of August 1, 2012: 145,544,200

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2012, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of June 30, 2012, owned an approximate 94.6% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.4% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,773,507	$6,635,497
Land	2,060,115	2,028,468
Total real estate	8,833,622	8,663,965
Less accumulated depreciation	(2,888,828)	(2,751,043)
Net real estate ($758,208 and $783,817 related to VIEs)	5,944,794	5,912,922
Cash and cash equivalents ($39,949 and $43,286 related to VIEs)	312,964	91,066
Restricted cash ($46,782 and $43,985 related to VIEs)	168,864	185,811
Accounts receivable, net ($7,353 and $8,434 related to VIEs)	35,592	41,796
Notes receivable	102,798	111,205
Investment in unconsolidated real estate partnerships ($23,236 and $29,301 related to VIEs)	34,400	47,790
Other assets	338,664	344,226
Assets held for sale	9,030	137,046
Total assets	$6,947,106	$6,871,862
LIABILITIES AND EQUITY
Non-recourse property debt ($621,012 and $628,307 related to VIEs)	$5,090,443	$5,057,296
Accounts payable	27,054	32,607
Accrued liabilities and other ($62,083 and $79,573 related to VIEs)	238,271	284,420
Deferred income	133,097	139,821
Liabilities related to assets held for sale	8,618	129,660
Total liabilities	5,497,483	5,643,804
Preferred noncontrolling interests in Aimco Operating Partnership	80,401	83,384
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	366,216	657,114
Common Stock, $0.01 par value, 480,887,260 shares authorized, 144,194,200 and 120,916,294 shares issued/outstanding at June 30, 2012 and December 31, 2011, respectively	1,442	1,209
Additional paid-in capital	3,683,764	3,098,333
Accumulated other comprehensive loss	(6,292)	(6,860)
Distributions in excess of earnings	(2,897,490)	(2,841,467)
Total Aimco equity	1,147,640	908,329
Noncontrolling interests in consolidated real estate partnerships	258,647	270,666
Common noncontrolling interests in Aimco Operating Partnership	(37,065)	(34,321)
Total equity	1,369,222	1,144,674
Total liabilities and equity	$6,947,106	$6,871,862

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Rental and other property revenues	$261,958	$251,715	$522,974	$501,933
Asset management and tax credit revenues	8,914	7,651	16,985	16,887
Total revenues	270,872	259,366	539,959	518,820
OPERATING EXPENSES:
Property operating expenses	105,875	106,409	212,118	219,289
Investment management expenses	3,240	2,111	6,628	5,087
Depreciation and amortization	93,052	86,964	185,380	178,881
Provision for real estate impairment losses	6,707	—	13,071	—
General and administrative expenses	13,556	12,448	25,181	23,629
Other expenses, net	427	4,922	6,689	8,787
Total operating expenses	222,857	212,854	449,067	435,673
Operating income	48,015	46,512	90,892	83,147
Interest income	2,477	1,967	5,031	3,973
Interest expense	(64,255)	(92,911)	(133,421)	(164,495)
Equity in losses of unconsolidated real estate partnerships	(2,242)	(1,798)	(3,005)	(3,446)
Gain on dispositions of interests in unconsolidated real estate and other	4,314	808	4,602	2,020
Loss before income taxes and discontinued operations	(11,691)	(45,422)	(35,901)	(78,801)
Income tax benefit	230	1,859	468	4,020
Loss from continuing operations	(11,461)	(43,563)	(35,433)	(74,781)
Income from discontinued operations, net	45,592	16,592	80,211	20,533
Net income (loss)	34,131	(26,971)	44,778	(54,248)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(9,665)	2,771	(17,430)	10,076
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,611)	(1,671)	(3,281)	(3,342)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(55)	2,420	682	4,803
Total noncontrolling interests	(11,331)	3,520	(20,029)	11,537
Net income (loss) attributable to Aimco	22,800	(23,451)	24,749	(42,711)
Net income attributable to Aimco preferred stockholders	(22,182)	(9,672)	(34,621)	(22,128)
Net income attributable to participating securities	(95)	(54)	(214)	(111)
Net income (loss) attributable to Aimco common stockholders	$523	$(33,177)	$(10,086)	$(64,950)
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 9):
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.36)	$(0.60)	$(0.67)
Income from discontinued operations attributable to Aimco common stockholders	0.30	0.08	0.52	0.12
Net income (loss) attributable to Aimco common stockholders	$—	$(0.28)	$(0.08)	$(0.55)
Weighted average common shares outstanding – basic and diluted	127,395	119,156	123,960	118,238
Dividends declared per common share	$0.18	$0.12	$0.36	$0.24

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$34,131	$(26,971)	$44,778	$(54,248)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(1,640)	(1,295)	(1,774)	(1,646)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	415	411	840	819
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,114)	1,573	1,459	1,573
Other comprehensive (loss) income	(2,339)	689	525	746
Comprehensive income (loss)	31,792	(26,282)	45,303	(53,502)
Comprehensive (income) loss attributable to noncontrolling interests	(11,093)	3,726	(19,986)	11,720
Comprehensive income (loss) attributable to Aimco	$20,699	$(22,556)	$25,317	$(41,782)

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,778	$(54,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185,380	178,881
Provision for real estate impairment losses	13,071	—
Equity in losses of unconsolidated real estate partnerships	3,005	3,446
Gain on dispositions of interests in unconsolidated real estate and other	(4,602)	(2,020)
Discontinued operations	(72,302)	(3,151)
Other adjustments	(8,149)	9,808
Net changes in operating assets and operating liabilities	(9,149)	(37,508)
Net cash provided by operating activities	152,032	95,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(79,743)	—
Capital expenditures	(117,431)	(61,849)
Proceeds from dispositions of real estate	153,869	87,313
Purchases of interests in unconsolidated real estate and corporate assets	(4,851)	(28,714)
Purchase of investment in debt securities	—	(51,534)
Proceeds from sale of interests in and distributions from real estate partnerships	14,698	3,303
Other investing activities	4,120	17,943
Net cash used in investing activities	(29,338)	(33,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	115,654	662,601
Principal repayments on non-recourse property debt	(173,947)	(746,166)
Net borrowings on revolving credit facility	—	21,500
Proceeds from issuance of preferred stock	9,818	—
Proceeds from issuance of Common Stock	558,600	60,973
Redemptions and repurchases of preferred stock	(300,938)	(7,000)
Proceeds from Common Stock option exercises	48,906	1,806
Payment of dividends to holders of preferred stock	(28,999)	(24,877)
Payment of dividends to holders of Common Stock	(45,773)	(28,577)
Payment of distributions to noncontrolling interests	(26,958)	(21,973)
Purchases of noncontrolling interests in consolidated real estate partnerships	(48,280)	(7,149)
Other financing activities	(8,879)	1,191
Net cash provided by (used in) financing activities	99,204	(87,671)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,898	(26,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,964	$85,324

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,773,507	$6,635,497
Land	2,060,115	2,028,468
Total real estate	8,833,622	8,663,965
Less accumulated depreciation	(2,888,828)	(2,751,043)
Net real estate ($758,208 and $783,817 related to VIEs)	5,944,794	5,912,922
Cash and cash equivalents ($39,949 and $43,286 related to VIEs)	312,964	91,066
Restricted cash ($46,782 and $43,985 related to VIEs)	168,864	185,811
Accounts receivable, net ($7,353 and $8,434 related to VIEs)	35,592	41,796
Notes receivable	102,798	111,205
Investment in unconsolidated real estate partnerships ($23,236 and $29,301 related to VIEs)	34,400	47,790
Other assets	338,664	344,226
Assets held for sale	9,030	137,046
Total assets	$6,947,106	$6,871,862
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($621,012 and $628,307 related to VIEs)	$5,090,443	$5,057,296
Accounts payable	27,054	32,607
Accrued liabilities and other ($62,083 and $79,573 related to VIEs)	238,271	284,420
Deferred income	133,097	139,821
Liabilities related to assets held for sale	8,618	129,660
Total liabilities	5,497,483	5,643,804
Redeemable preferred units	80,401	83,384
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	366,216	657,114
General Partner and Special Limited Partner	781,424	251,215
Limited Partners	(37,065)	(34,321)
Partners’ capital attributable to the Aimco Operating Partnership	1,110,575	874,008
Noncontrolling interests in consolidated real estate partnerships	258,647	270,666
Total partners’ capital	1,369,222	1,144,674
Total liabilities and partners’ capital	$6,947,106	$6,871,862

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Rental and other property revenues	$261,958	$251,715	$522,974	$501,933
Asset management and tax credit revenues	8,914	7,651	16,985	16,887
Total revenues	270,872	259,366	539,959	518,820
OPERATING EXPENSES:
Property operating expenses	105,875	106,409	212,118	219,289
Investment management expenses	3,240	2,111	6,628	5,087
Depreciation and amortization	93,052	86,964	185,380	178,881
Provision for real estate impairment losses	6,707	—	13,071	—
General and administrative expenses	13,556	12,448	25,181	23,629
Other expenses, net	427	4,922	6,689	8,787
Total operating expenses	222,857	212,854	449,067	435,673
Operating income	48,015	46,512	90,892	83,147
Interest income	2,477	2,191	5,031	4,409
Interest expense	(64,255)	(92,911)	(133,421)	(164,495)
Equity in losses of unconsolidated real estate partnerships	(2,242)	(1,798)	(3,005)	(3,446)
Gain on dispositions of interests in unconsolidated real estate and other	4,314	808	4,602	2,020
Loss before income taxes and discontinued operations	(11,691)	(45,198)	(35,901)	(78,365)
Income tax benefit	230	1,859	468	4,020
Loss from continuing operations	(11,461)	(43,339)	(35,433)	(74,345)
Income from discontinued operations, net	45,592	16,592	80,211	20,533
Net income (loss)	34,131	(26,747)	44,778	(53,812)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(9,665)	2,771	(17,430)	10,076
Net income (loss) attributable to the Aimco Operating Partnership	24,466	(23,976)	27,348	(43,736)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(23,793)	(11,343)	(37,902)	(25,470)
Net income attributable to participating securities	(95)	(54)	(214)	(111)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	$578	$(35,373)	$(10,768)	$(69,317)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 9):
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(0.30)	$(0.36)	$(0.60)	$(0.67)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.30	0.08	0.52	0.12
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$—	$(0.28)	$(0.08)	$(0.55)
Weighted average common units outstanding – basic and diluted	135,622	127,577	132,159	126,675
Distributions declared per common unit	$0.18	$0.12	$0.36	$0.24

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$34,131	$(26,747)	$44,778	$(53,812)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(1,640)	(1,295)	(1,774)	(1,646)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	415	411	840	819
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,114)	1,573	1,459	1,573
Other comprehensive (loss) income	(2,339)	689	525	746
Comprehensive income (loss)	31,792	(26,058)	45,303	(53,066)
Comprehensive (income) loss attributable to noncontrolling interests	(9,562)	2,897	(17,341)	10,179
Comprehensive income (loss) attributable to the Aimco Operating Partnership	$22,230	$(23,161)	$27,962	$(42,887)

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,778	$(53,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185,380	178,881
Provision for real estate impairment losses	13,071	—
Equity in losses of unconsolidated real estate partnerships	3,005	3,446
Gain on dispositions of interests in unconsolidated real estate and other	(4,602)	(2,020)
Discontinued operations	(72,302)	(3,151)
Other adjustments	(8,149)	9,808
Net changes in operating assets and operating liabilities	(9,149)	(37,944)
Net cash provided by operating activities	152,032	95,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(79,743)	—
Capital expenditures	(117,431)	(61,849)
Proceeds from dispositions of real estate	153,869	87,313
Purchases of interests in unconsolidated real estate and corporate assets	(4,851)	(28,714)
Purchase of investment in debt securities	—	(51,534)
Proceeds from sale of interests in and distributions from real estate partnerships	14,698	3,303
Dividends received from Aimco	—	134
Other investing activities	4,120	17,943
Net cash used in investing activities	(29,338)	(33,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	115,654	662,601
Principal repayments on non-recourse property debt	(173,947)	(746,166)
Net borrowings on revolving credit facility	—	21,500
Proceeds from issuance of preferred units to Aimco	9,818	—
Proceeds from issuance of common OP Units to Aimco	558,600	60,973
Redemption and repurchase of preferred units from Aimco	(300,938)	(7,000)
Proceeds from Aimco Common Stock option exercises	48,906	1,806
Payment of distributions to preferred units	(32,280)	(28,219)
Payment of distributions to General Partner and Special Limited Partner	(45,773)	(28,711)
Payment of distributions to Limited Partners	(2,093)	(1,461)
Payment of distributions to High Performance Units	(842)	(564)
Payment of distributions to noncontrolling interests	(20,742)	(16,606)
Purchases of noncontrolling interests in consolidated real estate partnerships	(48,280)	(7,149)
Other financing activities	(8,879)	1,191
Net cash provided by (used in) financing activities	99,204	(87,805)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,898	(26,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,964	$85,324

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At June 30, 2012, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 152,377,059 common OP Units and equivalents outstanding. At June 30, 2012, Aimco owned 144,194,200 of the common OP Units (94.6% of the common OP Units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
As of June 30, 2012, we owned an equity interest in 192 conventional real estate properties with 61,313 units and 152 affordable real estate properties with 18,737 units. Of these properties, we consolidated 186 conventional properties with 59,867 units and 119 affordable properties with 15,830 units. These conventional and affordable properties generated 88% and 12%, respectively, of our proportionate property net operating income (as defined in Note 11) during the six months ended June 30, 2012.
As of June 30, 2012, we also provided services for or managed 7,617 units in 111 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund. In February 2012, we entered into an agreement to transfer asset management of a portfolio comprised of substantially all of these managed properties, and to sell our interests in this portfolio to the new asset manager upon satisfaction of certain conditions and regulatory approvals.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units, which are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units from December 31, 2011 to June 30, 2012 (in thousands):

Balance, December 31, 2011	$83,384
Preferred distributions	(3,281)
Redemption of preferred units	(2,983)
Net income	3,281
Balance, June 30, 2012	$80,401

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2011 to June 30, 2012 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2011	$908,329	$270,666	$(34,321)	$1,144,674
Contributions	—	665	—	665
Issuance of Common Stock	558,600	—	—	558,600
Issuance of preferred stock	9,818	—	—	9,818
Redemptions of preferred stock	(300,938)	—	—	(300,938)
Preferred stock dividends	(24,091)	—	—	(24,091)
Common dividends and distributions	(45,773)	(20,742)	(2,935)	(69,450)
Redemptions of common units	—	—	(3,764)	(3,764)
Amortization of stock-based compensation cost	3,013	—	—	3,013
Stock option exercises	48,906	—	—	48,906
Effect of changes in ownership for consolidated entities (Note 4)	(35,349)	(9,283)	2,400	(42,232)
Change in accumulated other comprehensive loss	568	(89)	46	525
Other	(192)	—	2,191	1,999
Net income (loss)	24,749	17,430	(682)	41,497
Balance, June 30, 2012	$1,147,640	$258,647	$(37,065)	$1,369,222
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2011 to June 30, 2012 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2011	$874,008
Issuance of preferred units to Aimco	9,818
Issuance of common units to Aimco	558,600
Redemption of preferred units from Aimco	(300,938)
Preferred unit distributions	(24,091)
Common distributions	(48,708)
Redemption of common units	(3,764)
Amortization of Aimco stock based compensation cost	3,013
Common OP Units issued to Aimco in connection with Aimco stock option exercises	48,906
Effect of changes in ownership for consolidated entities (Note 4)	(32,949)
Change in accumulated other comprehensive loss	614
Other	1,999
Net income	24,067
Balance, June 30, 2012	$1,110,575
A separate reconciliation of noncontrolling interests in consolidated real estate partnerships and total partners’ capital for the Aimco Operating Partnership is not presented as these amounts are identical to the corresponding noncontrolling interests in consolidated real estate partnerships and total equity for Aimco, which are presented above.

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
NOTE 3 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the statements of operations for the three and six months ended June 30, 2011 and the balance sheet as of December 31, 2011.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At June 30, 2012 and December 31, 2011, after adjustments to classify as held for sale properties that were sold or classified as held for sale during the six months ended June 30, 2012, we had one and 29 properties with an aggregate of 192 and 4,126 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Real estate, net	$8,755	$132,025
Other assets	275	5,021
Assets held for sale	$9,030	$137,046
Property debt	$8,597	$128,036
Other liabilities	21	1,624
Liabilities related to assets held for sale	$8,618	$129,660
During the six months ended June 30, 2012 and 2011, we sold or disposed of 28 properties and 27 properties with an aggregate of 3,934 units and 4,040 units, respectively. During the year ended December 31, 2011, we disposed of 67 consolidated properties with an aggregate of 10,912 units. For the three and six months ended June 30, 2012 and 2011, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties disposed of and for properties classified as held for sale as of June 30, 2012.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rental and other property revenues	$2,729	$25,687	$10,377	$54,768
Property operating expenses	1,598	(13,438)	(2,479)	(28,263)
Depreciation and amortization	(1,534)	(8,767)	(4,618)	(18,300)
Provision for real estate impairment losses	(1,341)	(2,452)	(1,662)	(6,307)
Operating income	1,452	1,030	1,618	1,898
Interest income	54	513	108	789
Interest expense	1,180	(4,814)	(97)	(9,912)
Income (loss) before gain on dispositions of real estate and income tax	2,686	(3,271)	1,629	(7,225)
Gain on dispositions of real estate	48,518	19,716	84,211	27,434
Income tax (expense) benefit	(5,612)	147	(5,629)	324
Income from discontinued operations, net	$45,592	$16,592	$80,211	$20,533
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(4,754)	(6,755)	(11,623)	(5,370)
Income from discontinued operations attributable to the Aimco Operating Partnership	$40,838	$9,837	68,588	15,163
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(2,670)	(655)	(4,424)	(1,013)
Income from discontinued operations attributable to Aimco	$38,168	$9,182	$64,164	$14,150
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2012, respectively, and $4.8 million and $5.0 million for the three and six months ended June 30, 2011, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
Property operating expenses and interest expense for the three and six months ended June 30, 2012, were reduced by accrued real estate taxes and property debt amounts that were forgiven in connection with property sales.
In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2012, we allocated $1.4 million and $2.1 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $1.0 million and $1.7 million, respectively, were recognized as a reduction of gain on dispositions of real estate and $0.4 million and $0.4 million, respectively, were recognized as an adjustment of impairment losses during the three and six months ended June 30, 2012. In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2011, we allocated $0.9 million and $1.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.7 million and $1.2 million, respectively, were recognized as a reduction of gain on dispositions of real estate and $0.2 million and $0.5 million, respectively, were recognized as an adjustment of impairment losses during the three and six months ended June 30, 2011. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the three and six months ended June 30, 2012, the purchasers assumed approximately $45.1 million and $56.3 million, respectively, of non-recourse property debt, and during the three and six months ended June 30, 2011 the purchasers assumed $36.1 million and $50.2 million, respectively, of non-recourse property debt.

NOTE 4 — Other Significant Transactions
Investments in Real Estate Properties
During the three months ended March 31, 2012, we acquired for $72.3 million a 488-unit property located in Phoenix, Arizona. In connection with this acquisition, we assumed non-recourse property debt with an outstanding principal balance of $29.1 million and a fair value of $33.3 million. During the three months ended June 30, 2012, we also acquired for $38.9 million a 42-unit property located in Manhattan.
Equity and Partners’ Capital Transactions
During the six months ended June 30, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.
During the six months ended June 30, 2012, Aimco completed two public offerings resulting in the sale of in aggregate 20,794,200 shares of its Common Stock, generating net proceeds of $558.6 million, or net proceeds per share of $26.86. During July 2012, as part of these offerings Aimco sold an additional 1,350,000 shares of Common Stock for net proceeds of $36.1 million, or net proceeds per share of $26.74. In addition, during the six months ended June 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per option for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings discussed above. Aimco contributed the net proceeds from the sale of shares of Common Stock and exercise of the stock options to the Aimco Operating Partnership in exchange for a number of common OP Units equal to the number of shares issued and sold.
During the six months ended June 30, 2012, using primarily the proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class T, Class V and Class Y Cumulative Preferred Stock. Additionally, during July 2012, also using proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class U Cumulative Preferred Stock. The following table summarizes these preferred stock redemptions (in thousands, except share amounts):

	Six months ended June 30, 2012			July 2012
Class of preferred stock redeemed	Class T	Class V	Class Y	Class U
Shares of preferred stock redeemed	6,000,000	2,587,500	3,450,000	12,000,000
Redemption value of preferred stock redeemed	$150,000	$64,688	$86,250	$300,000
Accrued and unpaid dividends paid at redemption	$2,067	$891	$1,166	$775
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$5,193	$2,350	$2,987	$10,137
In connection with these redemptions by Aimco, the Aimco Operating Partnership redeemed from Aimco all of the outstanding units of its Class T, Class U, Class V and Class Y Partnership Preferred Units.
Acquisitions of Noncontrolling Partnership Interests
During the six months ended June 30, 2012, we acquired the remaining noncontrolling limited partnership interests in seven consolidated real estate partnerships that own 13 properties and for which our affiliates serve as general partner, for a total cost of $40.1 million. The Aimco Operating Partnership recognized the $32.9 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within partners’ capital (which is included in effects of changes in ownership for consolidated entities in the reconciliation of partners' capital included in Note 2). This amount is allocated between Aimco and noncontrolling interests in the Aimco Operating Partnership within Aimco's consolidated financial statements.
NOTE 5 — Variable Interest Entities
As of June 30, 2012, we were the primary beneficiary of, and therefore consolidated, 117 VIEs, which owned 79 apartment properties with 12,607 units. Real estate with a carrying value of $758.2 million collateralized $621.0 million of debt of those

VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of June 30, 2012, we also held variable interests in 162 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 215 apartment properties with 11,343 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. Approximately $18.2 million of our investment in unconsolidated VIEs at June 30, 2012, are held through consolidated partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.0 million at June 30, 2012, is held through consolidated investment partnerships that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.0 million recorded investment in such entities.
As discussed in Note 1, we have entered into an agreement to sell our interests in a portfolio of properties upon satisfaction of certain conditions and regulatory approvals. As of June 30, 2012, this portfolio included 42 consolidated VIEs that owned 18 properties and 114 unconsolidated VIEs that owned 114 properties.
In addition to our investments in unconsolidated VIEs discussed above, at June 30, 2012, we had in aggregate $97.1 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 10) and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $2.7 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
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
As of June 30, 2012 and December 31, 2011, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $8.0 million and $7.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At June 30, 2012, these interest rate swaps had a weighted average term of 8.7 years years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.
If the forward rates at June 30, 2012 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
At June 30, 2012 and December 31, 2011, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $74.5 million and $75.0 million, respectively, that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At June 30, 2012, the weighted average fixed receive rate under the total return swaps was 5.8% and the weighted average variable pay rate was 2.7%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At June 30, 2012 and December 31, 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.
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
Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	—	—	—	51,534
Investment accretion	269	—	—	—	269
Unrealized gains (losses) included in earnings (5)	—	(24)	8,547	(8,547)	(24)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	1,573	(827)	—	—	746
Fair value at June 30, 2011	$53,376	$(3,597)	$(10,995)	$10,995	$49,779
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	1,516	—	—	—	1,516
Unrealized gains (losses) included in earnings (5)	—	(24)	2,554	(2,554)	(24)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	1,459	(934)	—	—	525
Fair value at June 30, 2012	$54,668	$(7,970)	$(3,287)	$3,287	$46,698

(1)
We estimate the fair value of our investments classified as AFS using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income over the remaining expected term of the investments, which, as of June 30, 2012, was approximately nine years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $54.7 million and $53.2 million at June 30, 2012 and December 31, 2011, respectively.

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

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the six months ended June 30, 2012 and 2011 is as follows:

	2012	2011
Number of properties encumbered by nonrecourse property debt measured at fair value during period	4	8
Weighted average interest rate	5.8%	6.4%
Weighted average maturity in years	24.4	22.7
Weighted average loan-to-value ratio	78.5%	77.3%
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
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2012, we reduced the aggregate carrying amounts of six assets classified as held for use from $72.7 million to their estimated fair values of $59.6 million, resulting in an impairment loss of $13.1 million. During the six months ended June 30, 2011, we reduced the aggregate carrying amounts of three assets classified as held for sale from $56.5 million to their estimated fair values of $49.1 million, resulting in an impairment loss of $7.4 million.
The fair values for the properties we impaired during these periods were based primarily on contract prices for pending sales or expected sales values of the properties. The contract prices were based in part on unobservable inputs classified within Level 3 of the fair value hierarchy, but were also based on observable inputs that can be validated to observable external sources, such as pricing information about widely marketed real estate properties for sale.
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property's NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by discounting the expected FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 6.24% and 2.48% for the properties impaired during the six months ended June 30, 2012 and 2011, respectively.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2012 and December 31, 2011, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets) was approximately $99.3 million and $107.9 million at June 30, 2012 and December 31, 2011, respectively, as compared to their carrying amounts of $108.2 million and $117.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion and $5.4 billion at June 30, 2012 and December 31, 2011, respectively, as compared to aggregate carrying amounts of $5.1 billion and $5.2 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.
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
As discussed in Note 5, we have committed to fund an additional $2.7 million to increase loans secured by certain properties in West Harlem in New York City. In certain circumstances, the obligor on these notes has the right to put these properties to us, which would result in a cash payment by us of approximately $30.9 million and our assumption of approximately $118.3 million in property debt. The exercise of the put is conditioned on the achievement of specified rent levels at the properties.
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
During 2011, we mediated a previously disclosed dispute with respect to mergers completed early in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships.  As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units, which we included in the total consideration paid for the noncontrolling interests we acquired.  Claims and stipulations of settlement were filed in Colorado State Court, District of Denver and with the American Arbitration Association during 2011. Final approval of the settlement was granted by the arbitrator in the action before the American Arbitration Association in February 2012. Final approval of the settlement in Colorado State Court was granted in May 2012. We paid the additional consideration during the three months ended June 30, 2012.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2012, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 9 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations	$(11,461)	$(43,563)	$(35,433)	$(74,781)
(Income) loss from continuing operations attributable to noncontrolling interests	(3,907)	10,930	(3,982)	17,920
Income attributable to preferred stockholders	(22,182)	(9,672)	(34,621)	(22,128)
Income attributable to participating securities	(95)	(54)	(214)	(111)
Loss from continuing operations attributable to Aimco common stockholders	$(37,645)	$(42,359)	$(74,250)	$(79,100)
Income from discontinued operations	$45,592	$16,592	$80,211	$20,533
Income from discontinued operations attributable to noncontrolling interests	(7,424)	(7,410)	(16,047)	(6,383)
Income from discontinued operations attributable to Aimco common stockholders	$38,168	$9,182	$64,164	$14,150
Net income (loss)	$34,131	$(26,971)	$44,778	$(54,248)
Net (income) loss attributable to noncontrolling interests	(11,331)	3,520	(20,029)	11,537
Income attributable to preferred stockholders	(22,182)	(9,672)	(34,621)	(22,128)
Income attributable to participating securities	(95)	(54)	(214)	(111)
Net income (loss) attributable to Aimco common stockholders	$523	$(33,177)	$(10,086)	$(64,950)
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	127,395	119,156	123,960	118,238
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share	127,395	119,156	123,960	118,238
Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.36)	$(0.60)	$(0.67)
Income from discontinued operations attributable to Aimco common stockholders	0.30	0.08	0.52	0.12
Net income (loss) attributable to Aimco common stockholders	$—	$(0.28)	$(0.08)	$(0.55)
The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common OP Units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2012 and 2011 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations	$(11,461)	$(43,339)	$(35,433)	$(74,345)
(Income) loss from continuing operations attributable to noncontrolling interests	(4,911)	9,526	(5,807)	15,446
Income attributable to the Partnership’s preferred unitholders	(23,793)	(11,343)	(37,902)	(25,470)
Income attributable to participating securities	(95)	(54)	(214)	(111)
Loss from continuing operations attributable to the Partnership’s common unitholders	$(40,260)	$(45,210)	$(79,356)	$(84,480)
Income from discontinued operations	$45,592	$16,592	$80,211	$20,533
Income from discontinued operations attributable to noncontrolling interests	(4,754)	(6,755)	(11,623)	(5,370)
Income from discontinued operations attributable to the Partnership’s common unitholders	$40,838	$9,837	$68,588	$15,163
Net income (loss)	$34,131	$(26,747)	$44,778	$(53,812)
(Income) loss attributable to noncontrolling interests	(9,665)	2,771	(17,430)	10,076
Income attributable to the Partnership’s preferred unitholders	(23,793)	(11,343)	(37,902)	(25,470)
Income attributable to participating securities	(95)	(54)	(214)	(111)
Net income (loss) attributable to the Partnership’s common unitholders	$578	$(35,373)	$(10,768)	$(69,317)
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	135,622	127,577	132,159	126,675
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—
Denominator for diluted earnings per unit	135,622	127,577	132,159	126,675
Earnings (loss) per common unit – basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.36)	$(0.60)	$(0.67)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.30	0.08	0.52	0.12
Net income (loss) attributable to the Partnership’s common unitholders	$—	$(0.28)	$(0.08)	$(0.55)
Aimco and the Aimco Operating Partnership
As of June 30, 2012 and 2011, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.1 million and 7.1 million, respectively. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common OP Units equal to the number of shares purchased under the options. These securities have been excluded from the earnings (loss) per share or unit computations for the three and six months ended June 30, 2012 and 2011, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common OP Units and totaled 0.5 million and 0.5 million at June 30, 2012 and 2011, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of June 30, 2012, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.6 million and were potentially redeemable for approximately 2.9 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented. Additionally, based on the Aimco Operating Partnership’s cash redemption policy, they may also be excluded from future earnings (loss) per share or unit computations in periods during which their effect is dilutive.
NOTE 10 — Notes Receivable
Our notes receivable generally have stated maturity dates and may require current payments of principal and interest. Repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by us that were discounted at origination, which we refer to as “discounted notes.”
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
The following table summarizes our notes receivable as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Par value notes	$6,275	$15,695
Discounted notes	96,523	95,510
Total notes receivable	$102,798	$111,205
Face value of discounted notes	$103,801	$103,471
Notes receivable have various annual interest rates ranging between 2.2% and 8.8% and averaging 4.1%. Included in the notes receivable at June 30, 2012 and December 31, 2011 are $100.2 million and $99.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.
As of June 30, 2012, substantially all of our par value notes outstanding had stated maturity dates and the remainder had no stated maturity dates and were governed by the terms of the partnership agreements pursuant to which the loans were extended. At June 30, 2012, none of the par value notes with stated maturity dates were past due. All of our discounted notes have stated maturity dates and none are past due. All of the notes receivable shown above are estimated to be collectible and have not been impaired for the periods presented.
NOTE 11 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 192 properties with 61,313 units at June 30, 2012. Our affordable real estate operations consisted of 152 properties with 18,737 units at June 30, 2012, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2012:
Rental and other property revenues (2)	$209,619	$30,244	$21,979	$116	$261,958
Asset management and tax credit revenues	—	—	—	8,914	8,914
Total revenues	209,619	30,244	21,979	9,030	270,872
Property operating expenses (2)	75,935	11,927	9,218	8,795	105,875
Investment management expenses	—	—	—	3,240	3,240
Depreciation and amortization (2)	—	—	—	93,052	93,052
Provision for real estate impairment losses (2)	—	—	—	6,707	6,707
General and administrative expenses	—	—	—	13,556	13,556
Other expenses, net	—	—	—	427	427
Total operating expenses	75,935	11,927	9,218	125,777	222,857
Net operating income (loss)	133,684	18,317	12,761	(116,747)	48,015
Other items included in continuing operations	—	—	—	(59,476)	(59,476)
Income (loss) from continuing operations	$133,684	$18,317	$12,761	$(176,223)	$(11,461)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2011:
Rental and other property revenues (2)	$200,031	$28,986	$22,421	$277	$251,715
Asset management and tax credit revenues	—	—	—	7,651	7,651
Total revenues	200,031	28,986	22,421	7,928	259,366
Property operating expenses (2)	73,422	11,860	9,319	11,808	106,409
Investment management expenses	—	—	—	2,111	2,111
Depreciation and amortization (2)	—	—	—	86,964	86,964
General and administrative expenses	—	—	—	12,448	12,448
Other expenses, net	—	—	—	4,922	4,922
Total operating expenses	73,422	11,860	9,319	118,253	212,854
Net operating income (loss)	126,609	17,126	13,102	(110,325)	46,512
Other items included in continuing operations (3)	—	—	—	(90,075)	(90,075)
Income (loss) from continuing operations	$126,609	$17,126	$13,102	$(200,400)	$(43,563)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2012:
Rental and other property revenues (2)	$415,583	$60,234	$46,906	$251	$522,974
Asset management and tax credit revenues	—	—	—	16,985	16,985
Total revenues	415,583	60,234	46,906	17,236	539,959
Property operating expenses (2)	151,510	24,345	18,378	17,885	212,118
Investment management expenses	—	—	—	6,628	6,628
Depreciation and amortization (2)	—	—	—	185,380	185,380
Provision for real estate impairment losses (2)	—	—	—	13,071	13,071
General and administrative expenses	—	—	—	25,181	25,181
Other expenses, net	—	—	—	6,689	6,689
Total operating expenses	151,510	24,345	18,378	254,834	449,067
Net operating income (loss)	264,073	35,889	28,528	(237,598)	90,892
Other items included in continuing operations	—	—	—	(126,325)	(126,325)
Income (loss) from continuing operations	$264,073	$35,889	$28,528	$(363,923)	$(35,433)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2011:
Rental and other property revenues (2)	$398,621	$58,078	$44,380	$854	$501,933
Asset management and tax credit revenues	—	—	—	16,887	16,887
Total revenues	398,621	58,078	44,380	17,741	518,820
Property operating expenses (2)	148,930	23,696	18,979	27,684	219,289
Investment management expenses	—	—	—	5,087	5,087
Depreciation and amortization (2)	—	—	—	178,881	178,881
General and administrative expenses	—	—	—	23,629	23,629
Other expenses, net	—	—	—	8,787	8,787
Total operating expenses	148,930	23,696	18,979	244,068	435,673
Net operating income (loss)	249,691	34,382	25,401	(226,327)	83,147
Other items included in continuing operations (3)	—	—	—	(157,928)	(157,928)
Income (loss) from continuing operations	$249,691	$34,382	$25,401	$(384,255)	$(74,781)

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

(3)
In addition to the other items included in continuing operations presented in the table for the three and six months ending June 30, 2011, the Aimco Operating Partnership recognized $0.2 million and $0.4 million, respectively, of interest income on its notes receivable from Aimco. These notes were repaid by Aimco during the three months ended December 31, 2011.

For the six months ended June 30, 2012 and 2011, capital additions related to our conventional segment totaled $103.7 million and $59.0 million, respectively, and capital additions related to our affordable segment totaled $7.8 million and $8.3 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results, the effect of acquisitions, dispositions and redevelopments and our ability to comply with debt covenants, including financial coverage ratios. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s Annual Reports on Form 10-K for the year ended December 31, 2011, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Executive Overview
Aimco is a self-administered and self-managed real estate investment trust, or REIT. The Aimco Operating Partnership is the operating partnership for Aimco and conducts our business, which is acquiring, redeveloping, leasing and managing multifamily apartment properties. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our nationwide portfolio of desirable apartment homes with valued amenities and extraordinary customer service in an efficient manner that realizes the benefits of our local management expertise;

•
improve our diversified portfolio of apartments with rents averaging 100% to 125% of local market averages, which we classify as “B/B+” in quality, and with properties concentrated in the largest markets in the United States by selling properties with lower projected returns and reinvesting those proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including redevelopment; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the residents and included 192 properties with 61,313 units in which we held an average ownership of 95% as of June 30, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 152 properties with 18,737 units in which we held an average ownership of 61% as of June 30, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the six months ended June

30, 2012. Over the next four to five years, we expect to sell essentially all of our affordable properties and reinvest this capital into our conventional portfolio.
For the three months ended June 30, 2012, our conventional portfolio revenues averaged $1,290 per effective unit and provided 64% operating margins. The average revenue per effective unit increased 8.1% from average revenues of $1,193 for the three months ended June 30, 2011, as a result of year-over-year revenue growth of 4.8% and the sale of conventional properties during 2011 and 2012 with average revenues per unit substantially lower than those of the retained portfolio. During the three months ended June 30, 2012, on average, combined conventional new and renewal lease rates were 5.0% higher than expiring lease rates. During the three months ended June 30, 2012, the net operating income of our total same store properties and total real estate operations increased by 6.1% and 5.8%, respectively, as compared to the three months ended June 30, 2011.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, which are often in markets we deem less desirable than our target markets, and reinvest these proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these acquisitions are especially accretive where we can eliminate overhead costs associated with these partnerships. During the first half of 2012, we used proceeds from property sales, the assumption property debt and new property debt to fund $40.2 million of redevelopment spending on our conventional properties, the acquisition for $40.1 million of the noncontrolling interests in seven consolidated real estate partnerships that own 13 conventional properties with average revenues per unit of $975, the acquisition for $72.3 million of a conventional property located in Phoenix, Arizona and the acquisition for $38.9 million of a conventional property located in Manhattan. Revenues per effective unit at the Phoenix and Manhattan properties averaged approximately $1,100 and $4,000, respectively, and the properties' average rents per unit were approximately 47% and 38%, respectively, greater than the local market averages. We expect to invest $125 to $150 million in redevelopment projects at a total of ten properties during 2012 and construction is currently underway at five of these properties. Over the next few years, we expect to invest approximately $400 million in these ten projects and, based on current market rents, generate average initial cash returns greater than 7% and average free cash flow internal rates of return in excess of 10%.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks. During the three months ended June 30, 2012, we issued an aggregate of 20,794,200 shares of Common Stock in two public offerings, generating net proceeds of $558.6 million. During July 2012, as part of one of the offerings we issued an additional 1,350,000 shares of Common Stock for net proceeds of $36.1 million. In addition, during the three months ended June 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per option for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings. We used these proceeds to redeem $600.9 million of preferred stock, of which $300.9 million was redeemed in June 2012 and $300.0 million was redeemed in July 2012. At June 30, 2012, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and approximately 9% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. On a pro forma basis, assuming the July redemption was completed during June, approximately 97% of our leverage at June 30, 2012 would have consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and approximately 3% would have consisted of perpetual preferred equity. At June 30, 2012, we had no outstanding borrowings on our revolving credit facility.
Our leverage strategy limits refunding risk on our property-level debt. At June 30, 2012, the weighted average maturity of our property-level debt was 7.6 years, with less than 1.0% of our unpaid principal balance maturing during the remainder of 2012 and an average of 6.0% of our unpaid principal balance maturing per year from 2013 through 2016. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates, capitalization rates and inflation. At June 30, 2012, approximately 96% of our property-level debt was fixed-rate.
We measure our leverage using, four key metrics: 1) the ratio of Debt to EBITDA; 2) Debt and Preferred Equity to EBITDA; 3) EBITDA Coverage of Interest; and 4) EBITDA Coverage of Interest and Preferred Dividends.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco's preferred stock and the Preferred OP Units of the Aimco Operating Partnership. EBITDA is calculated by adding to our Pro forma FFO (defined below) our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans.

Our leverage targets are a ratio of Debt and Preferred Equity to EBITDA of less than 7.0x and a ratio of EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x.  Our leverage ratios for the trailing twelve month periods ended June 30, 2012 and 2011 and for the annualized three month periods ended June 30, 2012 and 2011, are presented below, along with our leverage ratios based on our expected annualized results for the three months ending December 31, 2012.

	Trailing twelve months ended June 30,		Annualized three months ended June 30,		Expected annualized three months ending December 31,
	2012	2011	2012	2011	2012
Debt to EBITDA	8.2x	8.4x	7.9x	8.3x	7.5x
Debt and Preferred Equity to EBITDA	8.5x	9.8x	8.2x	9.7x	7.7x
EBITDA Coverage of Interest	2.2x	2.1x	2.3x	2.2x	2.5x
EBITDA Coverage of Interest and Preferred Dividends	2.1x	1.7x	2.2x	1.8x	2.3x
The 2012 ratios presented above are on a pro forma basis, taking into account the effect of our common stock issuances and preferred stock redemptions that occurred during the three months ended June 30, 2012 and July 2012. As a result of these preferred stock redemptions, we now expect to achieve our leverage targets by early 2014, almost two years earlier than anticipated at the beginning of 2012. Future leverage reduction is expected from earnings growth generated by the current portfolio and by regularly scheduled property debt amortization from retained earnings.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a $500.0 million revolving credit facility to meet our short-term liquidity needs. As of June 30, 2012, we had the capacity to borrow $473.0 million pursuant to our revolving credit facility, net of $27.0 million for undrawn letters of credit backed by the revolving credit facility. The revolving credit facility matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
Under our revolving credit facility, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve months ended June 30, 2012, our Debt Service and Fixed Charge Coverage ratios were 1.61x and 1.38x, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.59x and 1.35x, respectively, for the twelve months ended June 30, 2011.
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
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 1.
Overview
Highlights of our results of operations for the three months ended June 30, 2012, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended June 30, 2012, increased by 4.6% and 2.4%, respectively, resulting in a 5.9% increase in net operating income as compared to the three months ended June 30, 2011;

•	Average daily occupancy for our Conventional Same Store properties was 95.5% for the three months ended June 30, 2012, as compared to 95.9% for the three months ended June 30, 2011;

•
Total Same Store revenues and expenses for the three months ended June 30, 2012, increased by 4.6% and 2.1%, respectively, resulting in a 6.1% increase in net operating income as compared to the three months ended June 30, 2011; and

•	Net operating income for our real estate portfolio (continuing operations) for the three months ended June 30, 2012, increased 5.8% as compared to the three months ended June 30, 2011.
Three Months Ended June 30, 2012 compared to June 30, 2011
We reported net income attributable to Aimco of $22.8 million and net income attributable to Aimco common stockholders of $0.5 million for the three months ended June 30, 2012, as compared to net loss attributable to Aimco of $23.5 million and net loss attributable to Aimco common stockholders of $33.2 million for the three months ended June 30, 2011, increases in income of $46.3 million and $33.7 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $24.5 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $0.6 million for the three months ended June 30, 2012, as compared to net loss attributable to the Aimco Operating Partnership of $24.0 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $35.4 million for the three months ended June 30, 2011, increases in income of $48.4 million and $36.0 million, respectively.
Six Months Ended June 30, 2012 compared to June 30, 2011
We reported net income attributable to Aimco of $24.7 million and net loss attributable to Aimco common stockholders of $10.1 million for the six months ended June 30, 2012, as compared to net loss attributable to Aimco of $42.7 million and net loss attributable to Aimco common stockholders of $65.0 million for the six months ended June 30, 2011, an increase in income of $67.5 million and a decrease in losses of $54.9 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $27.3 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $10.8 million for the six months ended June 30, 2012, as compared to net loss attributable to the Aimco Operating Partnership of $43.7 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $69.3 million for the six months ended June 30, 2011, an increase in income of $71.1 million and a decrease in losses of $58.5 million, respectively.
These increases in income and decreases in losses for Aimco and the Aimco Operating Partnership during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, were principally due to an increase in gain on dispositions of real estate in 2012 compared to 2011 and decreases in interest expense, primarily due to prepayment penalties incurred during 2011 in connection with a series of refinancing transactions.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 192 properties with 61,313 units in which we held an average ownership of 95% as of June 30, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 152 properties with 18,737 units in which we held an average ownership of 61% as of June 30, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below) during the three and six months ended June 30, 2012.
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
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three and six months ended June 30, 2012 and 2011 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of June 30, 2012. Refer to Note 11 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Total Same Store Portfolio
Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year-to-date comparable periods. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the three and six months ended June 30, 2012, our total same store portfolio comprised 94% of our total proportionate property net operating income.
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.6% and 2.1%, respectively, resulting in a 6.1% increase in net operating income, and our total same store operating margin increased by approximately 90 basis points, from 63.2% during the three months ended June 30, 2011, to 64.1% during the three months ended June 30, 2012. For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.3% and 1.3%, respectively, resulting in a 6.1% increase in net operating income, and our total same store operating margin increased by approximately 110 basis points, from 62.8% during the six months ended June 30, 2011, to 63.9% during the six months ended June 30, 2012.
The results of operations of our conventional and affordable same store properties are discussed further in the discussion of segment results below.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are defined above. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, casualty properties, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers.
For the three and six months ended June 30, 2012 and 2011, as presented below, our conventional same store portfolio and our other conventional portfolio consisted of 152 and 39 properties with 54,645 and 6,476 units, respectively. During the three and six months ended June 30, 2012, our conventional same store portfolio decreased on a net basis by four properties with 967 units and eight properties with 1,951 units, respectively, for properties that were sold or classified as held for sale through June 30, 2012 and for which the results have been reclassified into discontinued operations. Additionally, during the three and six months ended June 30, 2012, we reclassified one property with 135 units from our conventional same store portfolio to our other conventional portfolio based on a casualty loss incurred at the property.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$192,157	$183,622	$8,535	4.6%
Other Conventional	17,462	16,409	1,053	6.4%
Total	209,619	200,031	9,588	4.8%
Property operating expenses:
Conventional same store	67,964	66,372	1,592	2.4%
Other Conventional	7,971	7,050	921	13.1%
Total	75,935	73,422	2,513	3.4%
Property net operating income:
Conventional same store	124,193	117,250	6,943	5.9%
Other Conventional	9,491	9,359	132	1.4%
Total	$133,684	$126,609	$7,075	5.6%
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, our conventional segment’s proportionate property net operating income increased $7.1 million, or 5.6%.
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, conventional same store proportionate property net operating income increased by $6.9 million, or 5.9%. This increase was primarily attributable to an $8.5 million, or 4.6%, increase in rental and other property revenues due to higher average revenues (approximately $62 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements, partially offset by a 46 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, were 4.3% higher than expiring lease rates, and renewal rates were 5.7% higher than expiring lease rates. The increase in conventional same store rental and other property revenues was partially offset by a $1.6 million, or 2.4%, increase in property operating expenses, primarily due to increases in insurance and real estate taxes, partially offset by a decrease in personnel and related costs.
Our other conventional proportionate property net operating income increased by $0.1 million, or 1.4%, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a $0.9 million increase in net operating income resulting from conventional properties we acquired in mid-2011 and 2012, substantially offset by a $0.8 million decrease in revenues resulting from the non-payment of rents by a former corporate tenant in Manhattan.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$382,397	$366,323	$16,074	4.4%
Other Conventional	33,186	32,298	888	2.7%
Total	415,583	398,621	16,962	4.3%
Property operating expenses:
Conventional same store	135,504	134,161	1,343	1.0%
Other Conventional	16,006	14,769	1,237	8.4%
Total	151,510	148,930	2,580	1.7%
Property net operating income:
Conventional same store	246,893	232,162	14,731	6.3%
Other Conventional	17,180	17,529	(349)	(2.0)%
Total	$264,073	$249,691	$14,382	5.8%
For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, our conventional segment’s proportionate property net operating income increased $14.4 million, or 5.8%.
For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, conventional same store proportionate property net operating income increased by $14.7 million, or 6.3%. This increase was primarily attributable to a

$16.1 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $58 per effective unit), comprised of increases in rental rates and fee income, partially offset by a 41 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, were 3.4% higher than expiring lease rates, and renewal rates were 5.4% higher than expiring lease rates. The increase in conventional same store rental and other property revenues was partially offset by a $1.3 million, or 1.0%, increase in property operating expenses, primarily due to increases in insurance, real estate taxes, repairs and maintenance, and turnover costs, partially offset by decreases in personnel and related costs.
Our other conventional proportionate property net operating income decreased by $0.3 million, or 2.0%, during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, partially due to a $1.7 million decrease in revenues resulting from the non-payment of rents by a former corporate tenant in Manhattan, partially offset by a $1.4 million increase in net operating income resulting from conventional properties we acquired in mid-2011 and 2012.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other, which are defined in the preceding total same store and conventional discussions. For the three and six months ended June 30, 2012 and 2011, as presented below, our affordable same store portfolio and other affordable portfolio consisted of 102 and 50 properties with 13,712 and 5,025 units, respectively. During the three and six months ended June 30, 2012, our affordable same store portfolio decreased on a net basis by 13 properties with 1,210 units and 19 properties with 1,755 units, respectively, for properties that were sold or classified as held for sale through June 30, 2012 and for which the results have been reclassified into discontinued operations. Additionally, during the three and six months ended June 30, 2012, we reclassified one property with 172 units from our affordable same store portfolio to our other affordable portfolio based on a casualty loss incurred at the property.
We did not have a significant economic ownership in any of the properties classified as other affordable properties and/or did not manage the properties during the three and six months ended June 30, 2012 and 2011. Accordingly, based on our basis for assessing segment performance, this portfolio is excluded from the discussion of proportionate results for the periods shown below.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$30,244	$28,986	$1,258	4.3%
Property operating expenses	11,927	11,860	67	0.6%
Property net operating income	$18,317	$17,126	$1,191	7.0%
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, the proportionate property net operating income of our affordable same store properties increased $1.2 million, or 7.0%. This increase in net operating income consisted of a $1.3 million, or 4.3%, increase in revenue, partially offset by a $0.1 million, or 0.6%, increase in expense. Affordable same store revenue increased partially due to higher average rent ($32 per effective unit) and higher average physical occupancy (91 basis points). Affordable same store expenses increased primarily due to an increase in insurance costs, substantially offset by a decrease in personnel and related costs.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$60,234	$58,078	$2,156	3.7%
Property operating expenses	24,345	23,696	649	2.7%
Property net operating income	$35,889	$34,382	$1,507	4.4%
For the six months ended June 30, 2012, compared to the six months ended June 30, 2011, the proportionate property net operating income of our affordable same store properties increased $1.5 million, or 4.4%. This increase in net operating income consisted of a $2.2 million, or 3.7%, increase in revenue, partially offset by a $0.6 million, or 2.7%, increase in expense. Affordable same store revenue increased partially due to higher average rent ($30 per effective unit) and higher average physical occupancy (53 basis points). Affordable same store expenses increased primarily due to an increase in insurance and real estate taxes, approximately $0.8 million of which related to revaluations in 2011 that reduced tax expense related to prior years.

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
For the three months ended June 30, 2012 and 2011, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships) and offsite costs associated with properties we manage for third parties, totaled $8.7 million and $10.5 million, respectively. For the six months ended June 30, 2012 and 2011, property management expenses totaled $17.7 million and $21.1 million, respectively. The decrease in property management expenses in 2012 as compared to 2011 is primarily due to reduced personnel and related costs based on the reduced size of our portfolio.
For the three months ended June 30, 2012 and 2011, casualty losses decreased by $1.2 million, from $1.3 million to $0.1 million, and for the six months ended June 30, 2012 and 2011, casualty losses decreased by $6.4 million, from $6.6 million to $0.2 million, primarily due to losses in 2011 from severe snow storms in the Northeast that damaged several properties.
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes. In recent years, in an effort to simplify our business, we have reduced our role in transactional activities and accordingly the amount of earnings we generate from transactional activities has decreased. As we continue to work toward our simplification strategy, we expect the amounts of annual transactional fees to continue to diminish.
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, asset management and tax credit revenues increased $1.3 million. This increase is primarily attributable to $1.2 million of transaction fees and promote income recognized related to properties sold during 2012. Promote income is income we earn in connection with the disposition of properties owned by our consolidated joint ventures when we exceed rate of return targets specified in the joint venture agreements.
For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, asset management and tax credit revenues increased $0.1 million. This increase is primarily attributable to $1.2 million of transaction fees and promote income recognized related to properties sold during 2012 and a $0.4 million increase in tax credit revenues. This increase is partially offset by a $1.5 million decrease in asset management fees resulting from the termination in early 2011 of our role as asset manager for approximately 100 properties. Pursuant to the termination, we agreed to receive a reduced payment on asset management and other fees owed to us, $1.3 million of which was not previously recognized based on concerns regarding collectability.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, investment management expenses increased $1.1 million and $1.5 million, respectively. These increases were primarily due to our write off during 2012 of previously deferred costs on tax credit projects we abandoned and fees paid to third parties for providing asset management services partially offset by a reduction in personnel and related costs.
Depreciation and Amortization
For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, depreciation and amortization increased $6.1 million, or 7.0%, and $6.5 million, or 3.6%, respectively. These increases were primarily due to adjustments that reduced depreciation during 2011 and increases in depreciation related to properties we acquired during 2011 and 2012.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2012, we recognized impairment losses of $6.7 million and $13.1 million, respectively, primarily related to real estate properties we expect to sell within the next twelve months that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three and six months ended June 30, 2011.
General and Administrative Expenses
For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, general and administrative expenses increased $1.1 million, or 8.9% and $1.6 million, or 6.6%, respectively, primarily due to increases in personnel and related costs. The increase in general and administrative expenses during the six months ended June 30, 2012 is also due to an increase in information technology and related outsourcing costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, other expenses, net decreased $4.5 million and $2.1 million, respectively. The net decrease was primarily attributable to reduced legal fees and the reduction in 2012 of costs associated with certain of our consolidated tax credit partnerships.
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
For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, interest income increased by $0.5 million, or 25.9%. This increase is primarily due to a $0.9 million increase in income, including accretion, recognized in 2012 on our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans. This increase was partially offset by reductions in interest income related to discounted notes that were repaid in advance of their maturity dates due to property sales.
For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, interest income increased by $1.1 million, or 26.6%. This increase is primarily due to a $2.1 million increase in income, including accretion, recognized in 2012 on our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans. This increase was partially offset by reductions in interest income related to discounted notes that were repaid in advance of their maturity dates due to property sales.
In addition to the interest income described above recognized by Aimco, the Aimco Operating Partnership recognized $0.2 million and $0.4 million of interest income during the three and six months ended June 30, 2011, respectively, related to the notes receivable from Aimco, for which no interest income was recognized in 2012 following repayment of the notes in late 2011. These notes receivable and related interest income were eliminated in Aimco’s consolidated financial statements prior to their repayment.
Interest Expense
For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, interest expense, which includes the amortization of deferred financing costs, decreased by $28.7 million, or 30.8%, and $31.1 million, or 18.9%, respectively, primarily attributable to our recognition during three months ended June 30, 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of refinancing transactions completed in 2011. The remaining increases were primarily related to debt forgiveness gains recognized upon the sales during 2012 of partnership interests by certain of our consolidated partnerships. These gains were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco during the three and six months ended June 30, 2012.
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

During the periods presented, the majority of the investments in unconsolidated real estate partnerships included in our consolidated balance sheets were entities that we consolidated in our financial statements even though we held a nominal economic interest in these entities. Accordingly, the equity in earnings and losses recognized by these entities were allocated to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco.
Gain on Dispositions of Interests in Unconsolidated Real Estate and Other
Gain on dispositions of interests in unconsolidated real estate and other includes gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period.
For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, gain on dispositions of interests in unconsolidated real estate and other increased $3.5 million and $2.6 million, respectively. The increase in gains is primarily attributable to an increase in the number of partnerships in which we sold our noncontrolling partnership interests during the three and six months ended June 30, 2012 as compared to 2011. The majority of the gains on these dispositions were attributed to the noncontrolling interests in the consolidated partnerships that held these investments and accordingly these gains had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership.
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
For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, income tax benefit decreased by $1.6 million and $3.6 million, respectively, primarily due to decreases in the losses of our TRS entities.
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
For the three months ended June 30, 2012 and 2011, income from discontinued operations totaled $45.6 million and $16.6 million, respectively. The $29.0 million increase in income from discontinued operations was principally due to a $23.1 million increase in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
For the six months ended June 30, 2012 and 2011, income from discontinued operations totaled $80.2 million and $20.5 million, respectively. The $59.7 million increase in income from discontinued operations was principally due to a $51.0 million increase in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
During the three months ended June 30, 2012, we sold or disposed of 18 consolidated properties (or our partnership interests therein) for gross proceeds of $122.6 million and net proceeds of $51.8 million, resulting in a net gain of approximately $42.7 million (which is net of $5.8 million of related income taxes). During the three months ended June 30, 2011, we sold or disposed of 15 consolidated properties for gross proceeds of $109.8 million and net proceeds of $30.4 million, resulting in a net gain of approximately $19.6 million (which is net of $0.1 million of related income taxes).
During the six months ended June 30, 2012, we sold or disposed of 28 consolidated properties for gross proceeds of $212.5 million and net proceeds of $76.7 million, resulting in a net gain of approximately $78.2 million (which is net of $6.1 million of related income taxes). During the six months ended June 30, 2011, we sold or disposed of 27 consolidated properties for gross proceeds of $138.6 million and net proceeds of $41.8 million, resulting in a net gain of approximately $27.2 million (which is net of $0.3 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 6.6% and 9.4% for conventional and affordable property sales, respectively, during the six months ended June 30, 2012, and 7.1% and 8.5% for conventional and affordable property sales, respectively, during the six months ended June 30, 2011.
For the three and six months ended June 30, 2012 and 2011, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of June 30, 2012. Refer to Note 3 to the condensed consolidated financial statements in Item 1 for additional information on discontinued operations.
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
For the three months ended June 30, 2012, we allocated net income of $9.7 million to noncontrolling interests in consolidated real estate partnerships, compared to $2.8 million of net losses allocated to these noncontrolling interests during the three months ended June 30, 2011, or a variance of $12.4 million. This change was due to a $14.4 million increase in the noncontrolling interest partners' share of income from continuing operations primarily due to their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and gains on dispositions of unconsolidated properties in consolidated real estate partnerships. These increases were also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships. This increase was offset by a $2.0 million decrease in their share of income from discontinued operations.
For the six months ended June 30, 2012, we allocated net income of $17.4 million to noncontrolling interests in consolidated real estate partnerships, compared to $10.1 million of net losses allocated to these noncontrolling interests during the six months ended June 30, 2011, or a variance of $27.5 million. This change was due to a $21.3 million increase in the noncontrolling interests' share of income from continuing operations primarily due to their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and gains on dispositions of unconsolidated properties in consolidated real estate partnerships. These increases were also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships. The balance of the change resulted from an increase in their share of income from discontinued operations, which is primarily due to an increase in gains on the disposition of real estate from 2011 to 2012.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the non-Aimco owners of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. The amount of the Aimco Operating Partnership’s income allocated to holders of the preferred OP Units is equal to the amount of distributions they receive.
For the three months ended June 30, 2012 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $1.7 million and losses of $0.7 million, respectively, a change in their share of income and losses of $2.4 million. For the six months ended June 30, 2012 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $2.6 million and losses of $1.5 million, respectively, a change in their share of income and losses of $4.1 million.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of properties that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these properties during the desired timeframe, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any properties that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these properties may result in additional impairment losses.
Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2012, we recorded impairment losses of $6.7 million and $13.1 million, respectively, primarily related to real estate properties we expect to sell within the next twelve months that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three and six months ended June 30, 2011. During the three months ended June 30, 2012 and 2011, we recognized impairment losses of $1.3 million and $2.5 million, respectively, and during the six months ended June 30, 2012 and 2011, we recognized impairment losses of $1.7 million and $6.3 million, respectively, related to real estate properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.
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

During the three and six months ended June 30, 2012 and 2011, we recognized no significant provisions for losses on notes receivable. We will continue to evaluate the collectability of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended June 30, 2012 and 2011, for continuing and discontinued operations, we capitalized $4.2 million and $3.4 million of interest costs, respectively, and $9.6 million and $7.4 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2012 and 2011, for continuing and discontinued operations, we capitalized $8.2 million and $6.4 million of interest costs, respectively, and $17.6 million and $14.4 million of site payroll and indirect costs, respectively.
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

For the three and six months ended June 30, 2012 and 2011, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to Aimco common stockholders (1)	$523	$(33,177)	$(10,086)	$(64,950)
Adjustments:
Depreciation and amortization	93,052	86,964	185,380	178,881
Depreciation and amortization related to non-real estate assets	(3,352)	(3,218)	(6,630)	(6,382)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(5,769)	(6,959)	(11,714)	(14,727)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interests (2)	(300)	(655)	(313)	(812)
Provision for impairment losses related to depreciable real estate assets , net of noncontrolling partners’ interest (2)	6,915	—	12,537	—
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest (2)	(40,542)	(12,939)	(68,707)	(18,677)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of income taxes and noncontrolling partners’ interest (2)	(69)	2,867	226	3,737
Depreciation of rental property, net of noncontrolling partners’ interest (2)	1,272	7,038	3,716	14,588
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,225)	(5,029)	(7,386)	(10,832)
Amounts allocable to participating securities	(101)	(84)	(238)	(257)
FFO attributable to Aimco common stockholders – diluted	$48,404	$34,808	$96,785	$80,569
Preferred equity redemption related amounts	10,530	(2,749)	10,530	(2,749)
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	(679)	187	(679)	187
Amounts allocable to participating securities	(40)	10	(46)	13
Pro Forma FFO attributable to Aimco common stockholders – diluted	$58,215	$32,256	$106,590	$78,020
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(15,084)	(16,188)	(28,380)	(27,695)
Amounts allocable to participating securities	57	74	131	245
AFFO attributable to Aimco common stockholders – diluted	$43,188	$16,142	$78,341	$50,570

Weighed average common shares outstanding – diluted (earnings per share)	127,395	119,156	123,960	118,238
Dilutive common share equivalents	412	328	377	329
Weighed average common shares outstanding – diluted (3)	127,807	119,484	124,337	118,567

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
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
As further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At June 30, 2012, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce the amounts of net income (or increase the amounts of net loss) attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $1.8 million and $1.9 million, respectively, on an annual basis. This effect could be mitigated by increasing income earned on our variable rate assets.
We are subject to total rate of return swaps that require specified loan-to-value ratios that may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At June 30, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information regarding these arrangements, including the maturity date of the swaps.
As of June 30, 2012, we had the capacity to borrow $473.0 million pursuant to our revolving credit facility, net of $27.0 million for undrawn letters of credit backed by the revolving credit facility.

At June 30, 2012, we had $313.0 million in cash and cash equivalents and $168.9 million of restricted cash, an increase of $221.9 million and decrease in restricted cash of $16.9 million from December 31, 2011. Cash and cash equivalents increased primarily due to our issuance of Common Stock during the second quarter of 2012. The increase in cash and cash equivalents was primarily attributable to our completion of a Common Stock offering during June 2012. A portion of proceeds from this offering was used to repay the outstanding balance on our line of credit and the remainder was set aside for the redemption of $300.0 million of preferred stock that we completed during July 2012. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2012, our net cash provided by operating activities of $152.0 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2012 increased by $56.8 million as compared to the six months ended June 30, 2011, primarily due to an increase in the net operating income of our properties, resulting from improved operations, and a decrease in cash paid for interest, due to the $20.7 million of prepayment penalties incurred during 2011 in connection with a series of refinancing transactions, as well as lower average debt balances and lower interest rates from our refinancing activities.
Investing Activities
For the six months ended June 30, 2012, our net cash used in investing activities of $29.3 million consisted primarily of capital expenditures and purchases of real estate, substantially offset by proceeds from disposition of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2012, we sold or disposed of 28 consolidated properties for an aggregate sales price of $212.5 million, generating proceeds totaling $93.6 million after the amount of property debt repaid upon the sale or assumed by the buyers, and after the payment of transaction costs and debt prepayment penalties. Net cash proceeds from property sales were used primarily to fund redevelopment spending on our conventional properties and property investments, including investments in other properties and acquisitions of the noncontrolling interests in certain of our consolidated properties.
Capital expenditures totaled $117.4 million and $61.8 million during the six months ended June 30, 2012 and 2011, respectively. We generally fund capital additions with cash provided by operating activities, working capital and property sales. We categorize our capital spending broadly into four primary categories: Capital Replacements, Capital Improvements, redevelopment and casualty spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2012 and 2011 are presented below (dollars in thousands):

	2012	2011
Capital Replacements	$31,353	$31,446
Capital Improvements	35,728	17,081
Redevelopment additions	40,233	11,936
Casualty replacements	3,967	5,852
Total capital additions	111,281	66,315
Less: additions related to unconsolidated partnerships	(461)	(126)
Plus: additions related to sold or held for sale properties	593	921
Plus: additions related to consolidated properties not managed	46	162
Consolidated capital additions	111,459	67,272
Plus: net change in accrued capital spending	5,972	(5,423)
Capital expenditures per consolidated statement of cash flows	$117,431	$61,849

Capital spending related to Redevelopment and Capital Improvements increased significantly during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to redevelopment projects we commenced in early 2012 and large projects for property upgrades, primarily the installation of vinyl wood plank flooring at certain of our properties. For the six months ended June 30, 2012 and 2011, capital spending included $8.2 million and $6.4 million of interest costs, respectively, and $17.6 million and $14.4 million of site payroll and indirect costs, respectively.
Financing Activities
For the six months ended June 30, 2012, our net cash provided by financing activities of $99.2 million was primarily attributed to proceeds from our issuance of common equity securities, property loans and stock option exercises, partially offset by cash used in our redemption of preferred equity securities, debt principal payments, dividends and distributions paid to common and preferred security holders and distributions to and acquisitions of noncontrolling interests.

Property Debt
At June 30, 2012 and December 31, 2011, we had $5.1 billion and $5.2 billion, respectively, of consolidated property debt outstanding, which included $8.6 million and $128.0 million at June 30, 2012 and December 31, 2011, respectively, of property debt classified within liabilities related to assets held for sale. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
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
As of June 30, 2012, we had no outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $473.0 million, net of $27.0 million for undrawn letters of credit backed by the revolving credit facility. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy, among other customary financial covenants, ratios of EBITDA to debt service and EBITDA to fixed charges of 1.50x and 1.30x, respectively. For the twelve months ended June 30, 2012, as calculated based on the provisions in our Credit Agreement, we had a ratio of EBITDA to debt service of 1.61x and a ratio of EBITDA to fixed charges of 1.38x. We expect to remain in compliance with these covenants during the remainder of 2012.
Equity and Partners’ Capital Transactions
During the six months ended June 30, 2012, Aimco paid cash dividends or distributions totaling $29.0 million, $45.8 million and $6.2 million to preferred stockholders, common stockholders and holders of noncontrolling interests in the Aimco Operating Partnership, respectively.
During the six months ended June 30, 2012, the Aimco Operating Partnership paid cash distributions totaling $32.3 million and $48.7 million to preferred unitholders and common unitholders, respectively, of which $29.0 million and $45.8 million, respectively, represented distributions to Aimco.
During the six months ended June 30, 2012, Aimco and the Aimco Operating Partnership paid cash distributions of $27.0 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012 and late 2011.
During the six months ended June 30, 2012, Aimco completed two public offerings resulting in the sale of in aggregate 20,794,200 shares of its Common Stock, generating net proceeds of $558.6 million, or net proceeds per share of $26.86. In addition, during the six months ended June 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per option for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings discussed above. Aimco contributed the net proceeds from the sale of shares of Common Stock and exercise of the stock options to the Aimco Operating Partnership in exchange for a number of common OP Units equal to the number of shares issued and sold.
During the six months ended June 30, 2012, using primarily the proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class T, Class V and Class Y Cumulative Preferred Stock. Additionally, during July 2012, also using proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class U Cumulative Preferred Stock. The following table summarizes these preferred stock redemptions (in thousands, except share amounts):

	Six months ended June 30, 2012			July 2012
Class of preferred stock redeemed	Class T	Class V	Class Y	Class U
Number of shares of preferred stock redeemed	6,000,000	2,587,500	3,450,000	12,000,000
Redemption value of preferred stock redeemed	$150,000	$64,688	$86,250	$300,000
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$5,193	$2,350	$2,987	$10,137

In connection with these redemptions by Aimco, the Aimco Operating Partnership redeemed from Aimco all of the outstanding units of its Class T, Class U, Class V and Class Y Partnership Preferred Units.
During the six months ended June 30, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.
Pursuant to ATM offering programs active at June 30, 2012, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the six months ended June 30, 2012, we acquired the remaining noncontrolling limited partnership interests in seven consolidated real estate partnerships that own 13 properties and for which our affiliates serve as general partner, for a total cost of $40.1 million, and we redeemed approximately 150,300 common OP Units for cash of $3.8 million.
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
As of June 30, 2012, on a consolidated basis, we had approximately $223.8 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $183.0 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.8 million on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $1.8 million and $1.9 million, respectively, on an annual basis.
At June 30, 2012, we had approximately $584.6 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion at June 30, 2012 ($5.1 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion at June 30, 2012 ($4.8 billion on a proportionate basis).

If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.4 billion to $5.2 billion (from $5.1 billion to $4.8 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.4 billion to $5.7 billion (from $5.1 billion to $5.3 billion on a proportionate basis).

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in both Aimco’s and the Aimco Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended June 30, 2012.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the three months ended June 30, 2012. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2012, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended June 30, 2012.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2012, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended June 30, 2012.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2012	4,346	$25.43	N/A	N/A
May 1 – May 31, 2012	6,042	27.16	N/A	N/A
June 1 – June 30, 2012	4,992	26.84	N/A	N/A
Total	15,380	$26.57

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

Aimco and the Aimco Operating Partnership
Dividend and Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any 12-month period in an aggregate amount of up to 95% of Aimco’s Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)

3.1	Aimco – Charter (Exhibit 3.2 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
31.1	Aimco – Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Aimco – Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3
The Aimco Operating Partnership – Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
The Aimco Operating Partnership – Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Aimco – Agreement Regarding Disclosure of Long-Term Debt Instruments
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 3, 2012