Form 10-Q
period 2012-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2012-11-02
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of October 31, 2012: 145,544,888

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2012, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of September 30, 2012, owned an approximate 94.8% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.2% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for Aimco and the Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and the Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,593,894	$6,372,683
Land	2,006,360	1,968,433
Total real estate	8,600,254	8,341,116
Less accumulated depreciation	(2,849,046)	(2,633,242)
Net real estate ($741,662 and $775,668 related to VIEs)	5,751,208	5,707,874
Cash and cash equivalents ($44,043 and $43,286 related to VIEs)	102,515	91,066
Restricted cash ($45,975 and $43,913 related to VIEs)	158,649	184,626
Accounts receivable, net ($10,022 and $8,434 related to VIEs)	36,540	41,796
Notes receivable	103,288	111,205
Investment in unconsolidated real estate partnerships ($22,504 and $29,301 related to VIEs)	38,249	47,790
Other assets	328,464	339,403
Assets held for sale	46,475	348,102
Total assets	$6,565,388	$6,871,862
LIABILITIES AND EQUITY
Non-recourse property debt ($617,717 and $621,203 related to VIEs)	$4,871,981	$4,870,426
Revolving credit facility borrowings	66,200	—
Total indebtedness	4,938,181	4,870,426
Accounts payable	28,488	32,607
Accrued liabilities and other ($59,000 and $79,573 related to VIEs)	235,881	283,247
Deferred income	133,054	139,606
Liabilities related to assets held for sale	46,729	317,918
Total liabilities	5,382,333	5,643,804
Preferred noncontrolling interests in Aimco Operating Partnership	80,077	83,384
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	68,114	657,114
Common Stock, $0.01 par value, 480,887,260 shares authorized, 145,554,888 and 120,916,294 shares issued/outstanding at September 30, 2012 and December 31, 2011, respectively	1,456	1,209
Additional paid-in capital	3,714,674	3,098,333
Accumulated other comprehensive loss	(6,397)	(6,860)
Distributions in excess of earnings	(2,902,175)	(2,841,467)
Total Aimco equity	875,672	908,329
Noncontrolling interests in consolidated real estate partnerships	264,286	270,666
Common noncontrolling interests in Aimco Operating Partnership	(36,980)	(34,321)
Total equity	1,102,978	1,144,674
Total liabilities and equity	$6,565,388	$6,871,862

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Rental and other property revenues	$256,752	$242,574	$760,155	$725,090
Asset management and tax credit revenues	10,696	11,885	27,681	28,772
Total revenues	267,448	254,459	787,836	753,862
OPERATING EXPENSES:
Property operating expenses	106,462	106,458	309,515	316,943
Investment management expenses	2,817	2,311	9,445	7,397
Depreciation and amortization	87,444	87,687	264,978	259,069
Provision for real estate impairment losses	2,453	—	10,801	—
General and administrative expenses	12,311	12,741	37,491	36,370
Other expenses, net	5,230	3,838	11,514	12,328
Total operating expenses	216,717	213,035	643,744	632,107
Operating income	50,731	41,424	144,092	121,755
Interest income, net	2,079	3,372	7,088	7,295
Interest expense	(64,585)	(68,068)	(193,370)	(228,251)
Equity in income (losses) of unconsolidated real estate partnerships	206	(4,987)	(2,800)	(8,432)
Gain on dispositions of interests in unconsolidated real estate and other	16,024	3,095	20,635	5,115
Income (loss) before income taxes and discontinued operations	4,455	(25,164)	(24,355)	(102,518)
Income tax benefit	114	893	586	4,913
Income (loss) from continuing operations	4,569	(24,271)	(23,769)	(97,605)
Income from discontinued operations, net	48,766	28,928	121,882	48,014
Net income (loss)	53,335	4,657	98,113	(49,591)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(11,334)	(5,464)	(28,764)	4,612
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,609)	(1,670)	(4,890)	(5,012)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(1,611)	1,035	(929)	5,838
Total noncontrolling interests	(14,554)	(6,099)	(34,583)	5,438
Net income (loss) attributable to Aimco	38,781	(1,442)	63,530	(44,153)
Net income attributable to Aimco preferred stockholders	(14,515)	(13,301)	(49,136)	(35,429)
Net income attributable to participating securities	(103)	(58)	(317)	(169)
Net income (loss) attributable to Aimco common stockholders	$24,163	$(14,801)	$14,077	$(79,751)
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 9):
Loss from continuing operations attributable to Aimco common stockholders	$(0.07)	$(0.26)	$(0.60)	$(0.91)
Income from discontinued operations attributable to Aimco common stockholders	0.24	0.14	0.71	0.24
Net income (loss) attributable to Aimco common stockholders	$0.17	$(0.12)	$0.11	$(0.67)
Weighted average common shares outstanding – basic and diluted	144,959	120,339	130,960	118,939
Dividends declared per common share	$0.20	$0.12	$0.56	$0.36

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$53,335	$4,657	$98,113	$(49,591)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(768)	(3,411)	(2,544)	(5,056)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	417	424	1,259	1,242
Unrealized gains (losses) on debt securities classified as available-for-sale	196	(5,001)	1,655	(3,428)
Other comprehensive (loss) income	(155)	(7,988)	370	(7,242)
Comprehensive income (loss)	53,180	(3,331)	98,483	(56,833)
Comprehensive (income) loss attributable to noncontrolling interests	(14,504)	(5,276)	(34,490)	6,444
Comprehensive income (loss) attributable to Aimco	$38,676	$(8,607)	$63,993	$(50,389)

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,113	$(49,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	264,978	259,069
Provision for real estate impairment losses	10,801	—
Equity in losses of unconsolidated real estate partnerships	2,800	8,432
Gain on dispositions of interests in unconsolidated real estate and other	(20,635)	(5,115)
Discontinued operations	(108,028)	(17,258)
Other adjustments	(8,030)	(2,346)
Net changes in operating assets and operating liabilities	2,298	(16,810)
Net cash provided by operating activities	242,297	176,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(89,727)	(63,853)
Capital expenditures	(188,371)	(118,430)
Proceeds from dispositions of real estate	285,215	187,737
Purchases of corporate assets	(6,721)	(11,891)
Purchase of investment in debt securities	—	(51,534)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	28,549	11,342
Other investing activities	7,277	28,385
Net cash provided by (used in) investing activities	36,222	(18,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	134,294	767,523
Principal repayments on non-recourse property debt	(292,899)	(905,791)
Net borrowings on revolving credit facility	66,200	26,200
Proceeds from issuance of Preferred Stock	9,818	19,028
Proceeds from issuance of Common Stock	594,437	72,012
Redemptions and repurchases of Preferred Stock	(600,956)	(28,567)
Proceeds from Common Stock option exercises	48,906	1,806
Payment of dividends to holders of Preferred Stock	(36,147)	(37,390)
Payment of dividends to holders of Common Stock	(74,882)	(43,075)
Payment of distributions to noncontrolling interests	(37,885)	(41,009)
Purchases of noncontrolling interests in consolidated real estate partnerships	(68,074)	(11,506)
Other financing activities	(9,882)	(12,862)
Net cash used in financing activities	(267,070)	(193,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,449	(35,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,515	$75,831

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Buildings and improvements	$6,593,894	$6,372,683
Land	2,006,360	1,968,433
Total real estate	8,600,254	8,341,116
Less accumulated depreciation	(2,849,046)	(2,633,242)
Net real estate ($741,662 and $775,668 related to VIEs)	5,751,208	5,707,874
Cash and cash equivalents ($44,043 and $43,286 related to VIEs)	102,515	91,066
Restricted cash ($45,975 and $43,913 related to VIEs)	158,649	184,626
Accounts receivable, net ($10,022 and $8,434 related to VIEs)	36,540	41,796
Notes receivable	103,288	111,205
Investment in unconsolidated real estate partnerships ($22,504 and $29,301 related to VIEs)	38,249	47,790
Other assets	328,464	339,403
Assets held for sale	46,475	348,102
Total assets	$6,565,388	$6,871,862
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($617,717 and $621,203 related to VIEs)	$4,871,981	$4,870,426
Revolving credit facility borrowings	66,200	—
Total indebtedness	4,938,181	4,870,426
Accounts payable	28,488	32,607
Accrued liabilities and other ($59,000 and $79,573 related to VIEs)	235,881	283,247
Deferred income	133,054	139,606
Liabilities related to assets held for sale	46,729	317,918
Total liabilities	5,382,333	5,643,804
Redeemable preferred units	80,077	83,384
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	68,114	657,114
General Partner and Special Limited Partner	807,558	251,215
Limited Partners	(36,980)	(34,321)
Partners’ capital attributable to the Aimco Operating Partnership	838,692	874,008
Noncontrolling interests in consolidated real estate partnerships	264,286	270,666
Total partners’ capital	1,102,978	1,144,674
Total liabilities and partners’ capital	$6,565,388	$6,871,862

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Rental and other property revenues	$256,752	$242,574	$760,155	$725,090
Asset management and tax credit revenues	10,696	11,885	27,681	28,772
Total revenues	267,448	254,459	787,836	753,862
OPERATING EXPENSES:
Property operating expenses	106,462	106,458	309,515	316,943
Investment management expenses	2,817	2,311	9,445	7,397
Depreciation and amortization	87,444	87,687	264,978	259,069
Provision for real estate impairment losses	2,453	—	10,801	—
General and administrative expenses	12,311	12,741	37,491	36,370
Other expenses, net	5,230	3,838	11,514	12,328
Total operating expenses	216,717	213,035	643,744	632,107
Operating income	50,731	41,424	144,092	121,755
Interest income, net	2,079	4,196	7,088	8,555
Interest expense	(64,585)	(68,068)	(193,370)	(228,251)
Equity in income (losses) of unconsolidated real estate partnerships	206	(4,987)	(2,800)	(8,432)
Gain on dispositions of interests in unconsolidated real estate and other	16,024	3,095	20,635	5,115
Income (loss) before income taxes and discontinued operations	4,455	(24,340)	(24,355)	(101,258)
Income tax benefit	114	893	586	4,913
Income (loss) from continuing operations	4,569	(23,447)	(23,769)	(96,345)
Income from discontinued operations, net	48,766	28,928	121,882	48,014
Net income (loss)	53,335	5,481	98,113	(48,331)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(11,334)	(5,464)	(28,764)	4,612
Net income (loss) attributable to the Aimco Operating Partnership	42,001	17	69,349	(43,719)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(16,124)	(14,971)	(54,026)	(40,441)
Net income attributable to participating securities	(103)	(58)	(317)	(169)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	$25,774	$(15,012)	$15,006	$(84,329)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 9):
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(0.07)	$(0.25)	$(0.60)	$(0.90)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.24	0.13	0.71	0.24
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.17	$(0.12)	$0.11	$(0.66)
Weighted average common units outstanding – basic and diluted	152,997	128,656	139,116	127,336
Distributions declared per common unit	$0.20	$0.12	$0.56	$0.36

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$53,335	$5,481	$98,113	$(48,331)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(768)	(3,411)	(2,544)	(5,056)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	417	424	1,259	1,242
Unrealized gains (losses) on debt securities classified as available-for-sale	196	(5,001)	1,655	(3,428)
Other comprehensive (loss) income	(155)	(7,988)	370	(7,242)
Comprehensive income (loss)	53,180	(2,507)	98,483	(55,573)
Comprehensive (income) loss attributable to noncontrolling interests	(11,290)	(5,165)	(28,631)	5,014
Comprehensive income (loss) attributable to the Aimco Operating Partnership	$41,890	$(7,672)	$69,852	$(50,559)

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,113	$(48,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	264,978	259,069
Provision for real estate impairment losses	10,801	—
Equity in losses of unconsolidated real estate partnerships	2,800	8,432
Gain on dispositions of interests in unconsolidated real estate and other	(20,635)	(5,115)
Discontinued operations	(108,028)	(17,258)
Other adjustments	(8,030)	(2,346)
Net changes in operating assets and operating liabilities	2,298	(18,070)
Net cash provided by operating activities	242,297	176,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(89,727)	(63,853)
Capital expenditures	(188,371)	(118,430)
Proceeds from dispositions of real estate	285,215	187,737
Purchases of corporate assets	(6,721)	(11,891)
Purchase of investment in debt securities	—	(51,534)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	28,549	11,342
Dividends received from Aimco	—	202
Other investing activities	7,277	28,385
Net cash provided by (used in) investing activities	36,222	(18,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	134,294	767,523
Principal repayments on non-recourse property debt	(292,899)	(905,791)
Net borrowings on revolving credit facility	66,200	26,200
Proceeds from issuance of Preferred Units to Aimco	9,818	19,028
Proceeds from issuance of common partnership units to Aimco	594,437	72,012
Redemption and repurchase of Preferred Units from Aimco	(600,956)	(28,567)
Proceeds from Aimco Common Stock option exercises	48,906	1,806
Payment of distributions to Preferred Units	(41,037)	(42,402)
Payment of distributions to General Partner and Special Limited Partner	(74,882)	(43,277)
Payment of distributions to Limited Partners	(3,305)	(2,181)
Payment of distributions to High Performance Units	(1,310)	(842)
Payment of distributions to noncontrolling interests	(28,380)	(32,974)
Purchases of noncontrolling interests in consolidated real estate partnerships	(68,074)	(11,506)
Other financing activities	(9,882)	(12,862)
Net cash used in financing activities	(267,070)	(193,833)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,449	(35,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,515	$75,831

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT, engaged in the ownership and operation of a diversified portfolio of apartment properties. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management and redevelopment of quality apartment communities located in the largest markets of the United States.
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At September 30, 2012, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,568,093 common partnership units and equivalents outstanding. At September 30, 2012, Aimco owned 145,554,888 of the common partnership units (94.8% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated entities, collectively.
As of September 30, 2012, we owned an equity interest in 183 conventional real estate properties with 57,744 units and 136 affordable real estate properties with 17,097 units. Of these properties, we consolidated 179 conventional properties with 57,602 units and 105 affordable properties with 14,268 units. These conventional and affordable properties generated 88% and 12%, respectively, of our proportionate property net operating income (as defined in Note 11) during the nine months ended September 30, 2012.
As of September 30, 2012, we also provided services for or managed 7,265 units in 108 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than 1.0% of the operations of such properties through a syndication or other fund. In February 2012, we entered into an agreement to transfer asset management of a portfolio comprised of substantially all of these managed properties, and to sell our interests in this portfolio to the new asset manager upon satisfaction of certain conditions and regulatory approvals.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2011 to September 30, 2012 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2011	$83,384
Preferred distributions	(4,890)
Redemption of Preferred Units	(3,307)
Net income	4,890
Balance, September 30, 2012	$80,077

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2011 to September 30, 2012 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2011	$908,329	$270,666	$(34,321)	$1,144,674
Contributions	—	1,784	—	1,784
Issuance of Common Stock	594,437	—	—	594,437
Issuance of preferred stock	9,818	—	—	9,818
Redemptions of preferred stock	(600,956)	—	—	(600,956)
Preferred stock dividends	(26,774)	—	—	(26,774)
Common dividends and distributions	(74,882)	(28,377)	(4,615)	(107,874)
Redemptions of common OP Units	—	—	(8,372)	(8,372)
Amortization of stock-based compensation cost	4,130	—	—	4,130
Stock option exercises	48,906	—	—	48,906
Effect of changes in ownership for consolidated entities (Note 4)	(51,532)	(8,408)	7,169	(52,771)
Change in accumulated other comprehensive loss	463	(133)	40	370
Other	203	(10)	2,190	2,383
Net income (loss)	63,530	28,764	929	93,223
Balance, September 30, 2012	$875,672	$264,286	$(36,980)	$1,102,978
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2011 to September 30, 2012 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2011	$874,008
Issuance of common partnership units to Aimco	594,437
Issuance of Preferred Units to Aimco	9,818
Redemption of Preferred Units from Aimco	(600,956)
Preferred unit distributions to Aimco	(26,774)
Common distributions	(79,497)
Redemption of common OP Units	(8,372)
Amortization of Aimco stock-based compensation cost	4,130
Common OP Units issued to Aimco in connection with Aimco stock option exercises	48,906
Effect of changes in ownership for consolidated entities (Note 4)	(44,363)
Change in accumulated other comprehensive loss	503
Other	2,393
Net income	64,459
Balance, September 30, 2012	$838,692
A separate reconciliation of noncontrolling interests in consolidated real estate partnerships and total partners’ capital for the Aimco Operating Partnership is not presented as these amounts are identical to the corresponding noncontrolling interests in consolidated real estate partnerships and total equity for Aimco, which are presented above.

Income Taxes
In March 2008, we were notified by the Internal Revenue Service, or the IRS, that it intended to examine the 2006 Federal tax return for the Aimco Operating Partnership. During June 2008, the IRS issued AIMCO-GP, Inc., the general partner and tax matters partner of the Aimco Operating Partnership, a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine the 2007 Federal tax return for the Aimco Operating Partnership. During November 2009, the IRS issued AIMCO-GP, Inc. a summary report including the IRS’s proposed adjustments to the Aimco Operating Partnership’s 2007 Federal tax return. The IRS has now concluded its examination and by Notice dated October 25, 2012, issued a Final Partnership Administrative Adjustment to AIMCO-GP, Inc. in its capacity as tax matters partner. We do not expect the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
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
NOTE 3 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the statements of operations for the three and nine months ended September 30, 2011 and the balance sheet as of December 31, 2011.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At September 30, 2012 and December 31, 2011, after adjustments to classify as held for sale properties that were sold or classified as held for sale during the nine months ended September 30, 2012, we had five and 55 properties with an aggregate of 625 and 8,470 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Real estate, net	$45,210	$337,074
Other assets	1,265	11,028
Assets held for sale	$46,475	$348,102
Property debt	$46,418	$314,906
Other liabilities	311	3,012
Liabilities related to assets held for sale	$46,729	$317,918
During the nine months ended September 30, 2012 and 2011, we sold or disposed of our interest in 50 properties and 39 properties with an aggregate of 7,845 units and 6,701 units, respectively. During the year ended December 31, 2011, we sold or disposed of our interest in 67 consolidated properties with an aggregate of 10,912 units. For the three and nine months ended September 30, 2012 and 2011, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties disposed of and for properties classified as held for sale as of September 30, 2012.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental and other property revenues	$7,297	$30,365	$37,244	$104,551
Property operating expenses	(5,020)	(17,279)	(16,970)	(54,643)
Depreciation and amortization	(2,549)	(10,565)	(15,013)	(36,365)
Provision for real estate impairment losses	(2,453)	(5,671)	(8,837)	(11,979)
Operating (loss) income	(2,725)	(3,150)	(3,576)	1,564
Interest income	55	180	185	1,019
Interest expense	(1,872)	(5,946)	(6,605)	(20,171)
Loss before gain on dispositions of real estate and income tax	(4,542)	(8,916)	(9,996)	(17,588)
Gain on dispositions of real estate	55,721	37,467	139,925	64,901
Income tax (expense) benefit	(2,413)	377	(8,047)	701
Income from discontinued operations, net	$48,766	$28,928	$121,882	$48,014
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(11,683)	(11,838)	(22,902)	(16,924)
Income from discontinued operations attributable to the Aimco Operating Partnership	$37,083	$17,090	98,980	31,090
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(2,141)	(1,127)	(6,012)	(2,063)
Income from discontinued operations attributable to Aimco	$34,942	$15,963	$92,968	$29,027
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $6.4 million and $8.9 million for the three and nine months ended September 30, 2012, respectively, and $2.6 million and $7.6 million for the three and nine months ended September 30, 2011, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2012, we allocated $2.9 million and $5.0 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2011, we allocated $1.0 million and $2.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the three and nine months ended September 30, 2012, the purchasers assumed approximately $92.3 million and $148.6 million, respectively, of non-recourse property debt, and during the three and nine months ended September 30, 2011 the purchasers assumed $95.4 million and $120.9 million, respectively, of non-recourse property debt.

NOTE 4 — Other Significant Transactions
Investments in Real Estate Properties
During the periods presented, we acquired conventional properties as set forth in the table below (dollars in thousands):

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012
Property location	San Diego, CA	Manhattan, NY	Phoenix, AZ
Number of residential units	84	42	488
Acquisition price	$19,814	$38,245	$72,310
Non-recourse property debt assumed (outstanding principal balance)	$9,695	$—	$29,124
Non-recourse property debt assumed (fair value)	$10,684	$—	$33,254

Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2012, Aimco completed two public offerings resulting in the sale of an aggregate 22,144,200 shares of its Common Stock, generating net proceeds of $594.4 million, or net proceeds per share of $26.84. In addition, during the nine months ended September 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per option for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings discussed above. Aimco contributed the net proceeds from the sale of shares of Common Stock and exercise of the stock options to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares issued and sold.
During the nine months ended September 30, 2012, using primarily the proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class T, Class U, Class V and Class Y Cumulative Preferred Stock. The following table summarizes these preferred stock redemptions (in thousands, except share amounts):

	Nine Months Ended September 30, 2012
Class of preferred stock redeemed	Class T	Class U	Class V	Class Y
Shares of preferred stock redeemed	6,000,000	12,000,000	2,587,500	3,450,000
Redemption value of preferred stock redeemed	$150,000	$300,000	$64,688	$86,250
Accrued and unpaid dividends paid at redemption	$2,067	$775	$891	$1,166
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$5,193	$10,137	$2,350	$2,987
In connection with these redemptions by Aimco, the Aimco Operating Partnership redeemed from Aimco all of the outstanding units of its Class T, Class U, Class V and Class Y Partnership Preferred Units.
During the nine months ended September 30, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.
Acquisitions of Noncontrolling Partnership Interests
During the nine months ended September 30, 2012, we acquired the remaining noncontrolling limited partnership interests in 11 consolidated real estate partnerships that own 17 properties and for which our affiliates serve as general partner, for a total cost of $50.6 million. The Aimco Operating Partnership recognized the $44.4 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired as an adjustment of additional paid-in capital within partners’ capital (which is included in effects of changes in ownership for consolidated entities in the reconciliation of partners' capital included in Note 2). This amount is allocated between Aimco and noncontrolling interests in the Aimco Operating Partnership within Aimco's consolidated financial statements.

NOTE 5 — Variable Interest Entities
As of September 30, 2012, we were the primary beneficiary of, and therefore consolidated, 107 VIEs, which owned 73 apartment properties with 12,273 units. Real estate with a carrying value of $741.7 million collateralized $617.7 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of September 30, 2012, we also held variable interests in 158 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 211 apartment properties with 10,943 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. Approximately $17.8 million of our investment in unconsolidated VIEs at September 30, 2012, are held through consolidated partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $4.7 million at September 30, 2012, is held through consolidated investment partnerships that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $4.7 million recorded investment in such entities.
As discussed in Note 1, we have entered into an agreement to sell our interests in a portfolio of properties upon satisfaction of certain conditions and regulatory approvals. As of September 30, 2012, this portfolio included 36 consolidated VIEs that owned 16 properties and 111 unconsolidated VIEs that owned 111 properties.
In addition to our investments in unconsolidated VIEs discussed above, at September 30, 2012, we had in aggregate $97.3 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 10) and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $2.5 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
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
As of September 30, 2012 and December 31, 2011, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $8.3 million and $7.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At September 30, 2012, these interest rate swaps had a weighted average term of 8.4 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.
If the forward rates at September 30, 2012 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

At September 30, 2012 and December 31, 2011, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $74.5 million and $75.0 million, respectively, that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At September 30, 2012, the weighted average fixed receive rate under the total return swaps was 5.8% and the weighted average variable pay rate was 2.2%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At September 30, 2012 and December 31, 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.
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
Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	—	—	—	51,534
Investment accretion	939	—	—	—	939
Unrealized gains (losses) included in earnings (5)	—	(36)	11,772	(11,772)	(36)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	(3,428)	(3,814)	—	—	(7,242)
Fair value at September 30, 2011	$49,045	$(6,596)	$(7,770)	$7,770	$42,449
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	2,303	—	—	—	2,303
Unrealized gains (losses) included in earnings (5)	—	(36)	4,259	(4,259)	(36)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	1,655	(1,285)	—	—	370
Fair value at September 30, 2012	$55,651	$(8,333)	$(1,582)	$1,582	$47,318

(1)
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2012, was approximately 8.8 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $55.5 million and $53.2 million at September 30, 2012 and December 31, 2011, respectively.

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

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the nine months ended September 30, 2012 and 2011 is as follows:

	2012	2011
Number of properties encumbered by nonrecourse property debt measured at fair value during period	4	7
Weighted average interest rate	5.8%	6.3%
Weighted average maturity in years	24.2	22.9
Weighted average loan-to-value ratio	76.7%	71.8%
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
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2012, we reduced the aggregate carrying amounts of 11 assets classified as held for use or held for sale from $85.7 million to their estimated fair values of $69.2 million, resulting in an impairment loss of $16.5 million. During the nine months ended September 30, 2011, we reduced the aggregate carrying amounts of nine assets classified as held for sale from $70.1 million to their estimated fair values of $59.5 million, resulting in an impairment loss of $10.6 million.
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
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property's NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by discounting the expected FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 7.36% and 6.56% for the properties impaired during the nine months ended September 30, 2012 and 2011, respectively.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at September 30, 2012 and December 31, 2011, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets) was approximately $99.9 million and $107.9 million at September 30, 2012 and December 31, 2011, respectively, as compared to their carrying amounts of $108.5 million and $117.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion at both September 30, 2012 and December 31, 2011, as compared to aggregate carrying amounts of $5.0 billion and $5.2 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.

NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $61.3 million related to construction projects, most of which we expect to incur during the next 12 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas, The Preserve at Marin and Elm Creek conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
As discussed in Note 5, we have committed to fund an additional $2.5 million to increase loans secured by certain properties in West Harlem in New York City. In certain circumstances, the obligor on these notes has the right to put these properties to us, which would result in a cash payment by us of approximately $31.0 million and our assumption of approximately $118.2 million in property debt. The exercise of the put is conditioned on the achievement of specified rent levels at the properties.
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
During 2011, we mediated a previously disclosed dispute with respect to mergers completed early in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships.  As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units, which we included in the total consideration paid for the noncontrolling interests we acquired.  Final approvals of the settlement were granted and we paid the additional consideration resulting from the settlement during the nine months ended September 30, 2012.

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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2012, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 9 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$4,569	$(24,271)	$(23,769)	$(97,605)
(Income) loss from continuing operations attributable to noncontrolling interests	(730)	6,866	(5,669)	24,425
Income attributable to preferred stockholders	(14,515)	(13,301)	(49,136)	(35,429)
Income attributable to participating securities	(103)	(58)	(317)	(169)
Loss from continuing operations attributable to Aimco common stockholders	$(10,779)	$(30,764)	$(78,891)	$(108,778)
Income from discontinued operations	$48,766	$28,928	$121,882	$48,014
Income from discontinued operations attributable to noncontrolling interests	(13,824)	(12,965)	(28,914)	(18,987)
Income from discontinued operations attributable to Aimco common stockholders	$34,942	$15,963	$92,968	$29,027
Net income (loss)	$53,335	$4,657	$98,113	$(49,591)
Net (income) loss attributable to noncontrolling interests	(14,554)	(6,099)	(34,583)	5,438
Income attributable to preferred stockholders	(14,515)	(13,301)	(49,136)	(35,429)
Income attributable to participating securities	(103)	(58)	(317)	(169)
Net income (loss) attributable to Aimco common stockholders	$24,163	$(14,801)	$14,077	$(79,751)
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	144,959	120,339	130,960	118,939
Effect of dilutive securities:
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share	144,959	120,339	130,960	118,939
Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.07)	$(0.26)	$(0.60)	$(0.91)
Income from discontinued operations attributable to Aimco common stockholders	0.24	0.14	0.71	0.24
Net income (loss) attributable to Aimco common stockholders	$0.17	$(0.12)	$0.11	$(0.67)
The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$4,569	$(23,447)	$(23,769)	$(96,345)
Loss (income) from continuing operations attributable to noncontrolling interests	349	6,374	(5,862)	21,536
Income attributable to the Partnership’s preferred unitholders	(16,124)	(14,971)	(54,026)	(40,441)
Income attributable to participating securities	(103)	(58)	(317)	(169)
Loss from continuing operations attributable to the Partnership’s common unitholders	$(11,309)	$(32,102)	$(83,974)	$(115,419)
Income from discontinued operations	$48,766	$28,928	$121,882	$48,014
Income from discontinued operations attributable to noncontrolling interests	(11,683)	(11,838)	(22,902)	(16,924)
Income from discontinued operations attributable to the Partnership’s common unitholders	$37,083	$17,090	$98,980	$31,090
Net income (loss)	$53,335	$5,481	$98,113	$(48,331)
(Income) loss attributable to noncontrolling interests	(11,334)	(5,464)	(28,764)	4,612
Income attributable to the Partnership’s preferred unitholders	(16,124)	(14,971)	(54,026)	(40,441)
Income attributable to participating securities	(103)	(58)	(317)	(169)
Net income (loss) attributable to the Partnership’s common unitholders	$25,774	$(15,012)	$15,006	$(84,329)
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	152,997	128,656	139,116	127,336
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—
Denominator for diluted earnings per unit	152,997	128,656	139,116	127,336
Earnings (loss) per common unit – basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.07)	$(0.25)	$(0.60)	$(0.90)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.24	0.13	0.71	0.24
Net income (loss) attributable to the Partnership’s common unitholders	$0.17	$(0.12)	$0.11	$(0.66)
Aimco and the Aimco Operating Partnership
As of September 30, 2012 and 2011, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.1 million and 6.8 million, respectively. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These securities have been excluded from the earnings (loss) per share or unit computations for the three and nine months ended September 30, 2012 and 2011, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million at both September 30, 2012 and 2011, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of September 30, 2012, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.3 million and were potentially redeemable for approximately 3.0 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option.

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
The following table summarizes our notes receivable as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Par value notes	$6,248	$15,695
Discounted notes	97,040	95,510
Total notes receivable	$103,288	$111,205
Face value of discounted notes	$103,966	$103,471
Notes receivable have various annual interest rates ranging between 2.2% and 8.8% and averaging 4.0%. Included in the notes receivable at September 30, 2012 and December 31, 2011 are $100.7 million and $99.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.
As of September 30, 2012, substantially all of our par value notes outstanding had stated maturity dates and the remainder had no stated maturity dates and were governed by the terms of the partnership agreements pursuant to which the loans were extended. At September 30, 2012, none of the par value notes with stated maturity dates were past due. All of our discounted notes have stated maturity dates and none are past due. All of the notes receivable shown above are estimated to be collectible and have not been impaired for the periods presented.
NOTE 11 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 183 properties with 57,744 units at September 30, 2012. Our affordable real estate operations consisted of 136 properties with 17,097 units at September 30, 2012, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended September 30, 2012:
Rental and other property revenues (2)	$209,013	$28,277	$19,334	$128	$256,752
Asset management and tax credit revenues	—	—	—	10,696	10,696
Total revenues	209,013	28,277	19,334	10,824	267,448
Property operating expenses (2)	77,078	11,161	8,110	10,113	106,462
Investment management expenses	—	—	—	2,817	2,817
Depreciation and amortization (2)	—	—	—	87,444	87,444
Provision for real estate impairment losses (2)	—	—	—	2,453	2,453
General and administrative expenses	—	—	—	12,311	12,311
Other expenses, net	—	—	—	5,230	5,230
Total operating expenses	77,078	11,161	8,110	120,368	216,717
Net operating income (loss)	131,935	17,116	11,224	(109,544)	50,731
Other items included in continuing operations	—	—	—	(46,162)	(46,162)
Income (loss) from continuing operations	$131,935	$17,116	$11,224	$(155,706)	$4,569

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended September 30, 2011:
Rental and other property revenues (2)	$196,411	$27,073	$18,897	$193	$242,574
Asset management and tax credit revenues	—	—	—	11,885	11,885
Total revenues	196,411	27,073	18,897	12,078	254,459
Property operating expenses (2)	74,447	10,514	7,925	13,572	106,458
Investment management expenses	—	—	—	2,311	2,311
Depreciation and amortization (2)	—	—	—	87,687	87,687
General and administrative expenses	—	—	—	12,741	12,741
Other expenses, net	—	—	—	3,838	3,838
Total operating expenses	74,447	10,514	7,925	120,149	213,035
Net operating income (loss)	121,964	16,559	10,972	(108,071)	41,424
Other items included in continuing operations (3)	—	—	—	(65,695)	(65,695)
Income (loss) from continuing operations	$121,964	$16,559	$10,972	$(173,766)	$(24,271)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine Months Ended September 30, 2012:
Rental and other property revenues (2)	$613,944	$84,367	$61,463	$381	$760,155
Asset management and tax credit revenues	—	—	—	27,681	27,681
Total revenues	613,944	84,367	61,463	28,062	787,836
Property operating expenses (2)	224,156	33,075	24,356	27,928	309,515
Investment management expenses	—	—	—	9,445	9,445
Depreciation and amortization (2)	—	—	—	264,978	264,978
Provision for real estate impairment losses (2)	—	—	—	10,801	10,801
General and administrative expenses	—	—	—	37,491	37,491
Other expenses, net	—	—	—	11,514	11,514
Total operating expenses	224,156	33,075	24,356	362,157	643,744
Net operating income (loss)	389,788	51,292	37,107	(334,095)	144,092
Other items included in continuing operations	—	—	—	(167,861)	(167,861)
Income (loss) from continuing operations	$389,788	$51,292	$37,107	$(501,956)	$(23,769)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine Months Ended September 30, 2011:
Rental and other property revenues (2)	$584,428	$81,093	$58,520	$1,049	$725,090
Asset management and tax credit revenues	—	—	—	28,772	28,772
Total revenues	584,428	81,093	58,520	29,821	753,862
Property operating expenses (2)	218,918	31,947	24,894	41,184	316,943
Investment management expenses	—	—	—	7,397	7,397
Depreciation and amortization (2)	—	—	—	259,069	259,069
General and administrative expenses	—	—	—	36,370	36,370
Other expenses, net	—	—	—	12,328	12,328
Total operating expenses	218,918	31,947	24,894	356,348	632,107
Net operating income (loss)	365,510	49,146	33,626	(326,527)	121,755
Other items included in continuing operations (3)	—	—	—	(219,360)	(219,360)
Income (loss) from continuing operations	$365,510	$49,146	$33,626	$(545,887)	$(97,605)

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

(3)
In addition to the other items included in continuing operations presented in the table for the three and nine months ended September 30, 2011, the Aimco Operating Partnership recognized $0.8 million and $1.3 million, respectively, of interest income on its notes receivable from Aimco. These notes were repaid by Aimco during the three months ended December 31, 2011.

For the nine months ended September 30, 2012 and 2011, capital additions related to our conventional segment totaled $174.7 million and $111.2 million, respectively, and capital additions related to our affordable segment totaled $11.1 million and $12.2 million, respectively.

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
Executive Overview
Aimco is a self-administered and self-managed real estate investment trust, or REIT. The Aimco Operating Partnership is the operating partnership for Aimco and conducts our business, which is focused on the ownership, management and redevelopment of quality apartment communities located in the largest markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our nationwide portfolio of desirable apartment homes with valued amenities and extraordinary customer service in an efficient manner that realizes the benefits of our local management expertise;

•
improve our diversified portfolio of “A,” “B” and “C” quality conventional apartment properties (defined below), which average “B/B+” in quality, and are diversified among select coastal and job growth markets in the United States by selling each year the lowest rated 5% to 10% of the portfolio and investing the proceeds from such sales through redevelopment and acquisition of higher-quality properties; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the residents and included 183 properties with 57,744 units in which we held an average ownership of 97% as of September 30, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 136 properties with 17,097 units in which we held an average ownership of 61% as of September 30, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the nine months ended September 30, 2012. Over the next four to five years, we expect to sell essentially all of our affordable properties and reinvest this capital into our conventional portfolio.
For the three months ended September 30, 2012, our conventional portfolio revenues averaged $1,332 per effective unit and provided 63% operating margins. The average revenue per effective unit increased 8.0% from average revenues of $1,233 for the three months ended September 30, 2011, as a result of year-over-year revenue growth of 4.9% and the sale of conventional properties during 2011 and 2012 with average revenues per unit substantially lower than those of the retained portfolio. During the three months ended September 30, 2012, on average, combined conventional new and renewal lease rates were 4.8% higher than expiring lease rates. During the three months ended September 30, 2012, the net operating income of our total same store properties and total real estate operations increased by 6.9% and 7.6%, respectively, as compared to the three months ended September 30, 2011.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality conventional apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis, with A-quality properties earning rents greater than 125% of local market average, B-quality properties earning rents 90% to 125% of local market average and C-quality properties earning rents less than 90% of local market average. We classify as B/B+ those properties earning rents ranging from 100% to 125% of local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, which are often in markets we deem less desirable than our target markets, and reinvest these proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these acquisitions are especially accretive where we can eliminate overhead costs associated with these partnerships. During the nine months ended September 30, 2012, we used proceeds from property sales, the assumption of property debt and new property debt to fund $70.6 million of redevelopment spending on our conventional properties, the acquisition for $50.6 million of the noncontrolling interests in 11 consolidated real estate partnerships that own 17 conventional properties with average revenues per unit of $1,010, the acquisition for $130.4 million of conventional properties located in Phoenix, Arizona; Manhattan, New York City, New York; and San Diego, California. Revenues per effective unit at the Phoenix, Manhattan and San Diego properties averaged approximately $1,100, $4,000 and $1,880, respectively, and the properties' average rents per unit were approximately 47%, 38% and 15%, respectively, greater than the local market averages.
During 2012, we expect to invest $100 million in redevelopment projects at a total of 10 properties. At September 30, 2012, construction was underway at nine of these properties. After the end of the third quarter, we started a broader phase of redevelopment of our Lincoln Place property in Venice, California. This project will take approximately two years and involves the redevelopment of 42 buildings, including 631 now-vacant apartment homes, together with common areas and landscaping. Over the next few years, we expect to invest approximately $400 million in these ten projects and, excluding projected market rent growth, generate average initial cash returns greater than 7% and average free cash flow internal rates of return in excess of 10%.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks. During the nine months ended September 30, 2012, we issued an aggregate of 22,144,200 shares of Common Stock in two public offerings, generating net proceeds of $594.4 million. In addition, during the nine months ended September 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options generating proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings. We used these proceeds to redeem $600.9 million of preferred stock. At September 30, 2012, 95.5% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 3.1% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At September 30, 2012, we had $66.2 million of outstanding borrowings on our revolving credit facility, which represented 1.4% of our leverage.
Our leverage strategy limits refunding risk on our property-level debt. At September 30, 2012, the weighted average maturity of our property-level debt was 7.7 years, with no significant maturities during the remainder of 2012 and an average of 5.6% of our unpaid principal balance maturing per year from 2013 through 2016. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates, capitalization rates and inflation. At September 30, 2012, approximately 96% of our property-level debt was fixed-rate.

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
Our leverage targets are a ratio of Debt and Preferred Equity to EBITDA of less than 7.0x and a ratio of EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x.  Our leverage ratios for the trailing twelve month periods ended September 30, 2012 and 2011 and for the annualized three month periods ended September 30, 2012 and 2011, are presented below, along with our leverage ratios based on our expected annualized results for the three months ending December 31, 2012.

	Trailing twelve months ended September 30,		Annualized three months ended September 30,		Expected annualized three months ending December 31,
	2012	2011	2012	2011	2012
Debt to EBITDA	7.9x	8.3x	7.7x	8.2x	7.5x
Debt and Preferred Equity to EBITDA	8.1x	9.7x	8.0x	9.6x	7.7x
EBITDA Coverage of Interest	2.3x	2.1x	2.3x	2.2x	2.5x
EBITDA Coverage of Interest and Preferred Dividends	2.2x	1.7x	2.2x	1.8x	2.3x
The 2012 EBITDA Coverage of Interest and Preferred Dividends ratios presented above are on a pro forma basis to exclude dividends on the preferred stock we redeemed during the nine months ended September 30, 2012. We made significant progress toward our stated leverage targets with the preferred stock redemptions completed during the year. As a result of these redemptions, we now expect to achieve our leverage targets by early 2014, two years earlier than we anticipated at the beginning of 2012. We expect future leverage reduction from earnings growth generated by the current portfolio and by regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility in the future by creating a pool of unencumbered properties.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a $500.0 million revolving credit facility to meet our short-term liquidity needs. As of September 30, 2012, we had the capacity to borrow $406.8 million pursuant to our revolving credit facility, net of $66.2 million of outstanding borrowings under the revolving credit facility and $27.0 million for undrawn letters of credit backed by the revolving credit facility. The revolving credit facility matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
Under our revolving credit facility, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve months ended September 30, 2012, our Debt Service and Fixed Charge Coverage ratios were 1.63x and 1.44x, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.60x and 1.36x, respectively, for the twelve months ended September 30, 2011.
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
Overview
Highlights of our results of operations for the three months ended September 30, 2012, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended September 30, 2012, increased by 4.9% and 0.5%, respectively, resulting in a 7.4% increase in net operating income as compared to the three months ended September 30, 2011;

•	Average daily occupancy for our Conventional Same Store properties was 95.3% for the three months ended September 30, 2012, as compared to 95.2% for the three months ended September 30, 2011;

•
Total Same Store revenues and expenses for the three months ended September 30, 2012, increased by 4.8% and 1.3%, respectively, resulting in a 6.9% increase in net operating income as compared to the three months ended September 30, 2011; and

•	Net operating income for our total real estate portfolio (continuing operations) for the three months ended September 30, 2012, increased 7.6% as compared to the three months ended September 30, 2011.
Three Months Ended September 30, 2012 compared to September 30, 2011
We reported net income attributable to Aimco of $38.8 million and net income attributable to Aimco common stockholders of $24.2 million for the three months ended September 30, 2012, as compared to net loss attributable to Aimco of $1.4 million and net loss attributable to Aimco common stockholders of $14.8 million for the three months ended September 30, 2011, increases in income of $40.2 million and $39.0 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $42.0 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $25.8 million for the three months ended September 30, 2012, as compared to net income attributable to the Aimco Operating Partnership of less than $0.1 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $15.0 million for the three months ended September 30, 2011, increases in income of $42.0 million and $40.8 million, respectively.
Nine Months Ended September 30, 2012 compared to September 30, 2011
We reported net income attributable to Aimco of $63.5 million and net income attributable to Aimco common stockholders of $14.1 million for the nine months ended September 30, 2012, as compared to net loss attributable to Aimco of $44.2 million and net loss attributable to Aimco common stockholders of $79.8 million for the nine months ended September 30, 2011, an increase in income of $107.7 million and a decrease in losses of $93.8 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $69.3 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $15.0 million for the nine months ended September 30, 2012, as compared to net loss attributable to the Aimco Operating Partnership of $43.7 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $84.3 million for the nine months ended September 30, 2011, an increase in income of $113.1 million and a decrease in losses of $99.3 million, respectively.
These increases in income for Aimco and the Aimco Operating Partnership during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, were principally due to increases in gain on dispositions of real estate in 2012 compared to 2011 and increases in the net operating income of our properties included in continuing operations. The increase in income during the nine months ended September 30, 2012, was also attributed to a decrease in interest expense, primarily due to prepayment penalties incurred during 2011 in connection with a series of refinancing transactions that did not recur in 2012.

The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 183 properties with 57,744 units in which we held an average ownership of 97% as of September 30, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 136 properties with 17,097 units in which we held an average ownership of 61% as of September 30, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 88% and 12%, respectively, of our proportionate property net operating income (defined below) during the three and nine months ended September 30, 2012.
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
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three and nine months ended September 30, 2012 and 2011 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of September 30, 2012. Refer to Note 11 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Total Same Store Portfolio
Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year-to-date comparable periods. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the three and nine months ended September 30, 2012, our total same store portfolio comprised 94% of our total proportionate property net operating income.
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.8% and 1.3%, respectively, resulting in a 6.9% increase in net operating income, and our total same store operating margin increased by approximately 120 basis points, from 62.6% during the three months ended September 30, 2011, to 63.8% during the three months ended September 30, 2012. For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.5% and 1.2%, respectively, resulting in a 6.4% increase in net operating income, and our total same store operating margin increased by approximately 110 basis points, from 62.9% during the nine months ended September 30, 2011, to 64.0% during the nine months ended September 30, 2012.
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

For the three and nine months ended September 30, 2012 and 2011, as presented below, our conventional same store portfolio and our other conventional portfolio consisted of 145 and 37 properties with 52,691 and 4,656 units, respectively. During the three and nine months ended September 30, 2012, our conventional same store portfolio decreased on a net basis by 15 properties with 3,905 units for properties that were sold or classified as held for sale through September 30, 2012 and for which the results have been reclassified into discontinued operations. Additionally, during the nine months ended September 30, 2012, we reclassified one property with 135 units from our conventional same store portfolio to our other conventional portfolio based on a casualty loss incurred at the property.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$190,941	$182,079	$8,862	4.9%
Other Conventional	18,072	14,332	3,740	26.1%
Total	209,013	196,411	12,602	6.4%
Property operating expenses:
Conventional same store	68,147	67,777	370	0.5%
Other Conventional	8,931	6,670	2,261	33.9%
Total	77,078	74,447	2,631	3.5%
Property net operating income:
Conventional same store	122,794	114,302	8,492	7.4%
Other Conventional	9,141	7,662	1,479	19.3%
Total	$131,935	$121,964	$9,971	8.2%
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, our conventional segment’s proportionate property net operating income increased $10.0 million, or 8.2%.
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, conventional same store proportionate property net operating income increased by $8.5 million, or 7.4%. This increase was primarily attributable to an $8.9 million, or 4.9%, increase in rental and other property revenues due to higher average revenues (approximately $60 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements and a 10 basis point increase in average daily occupancy. Rental rates on new leases transacted during the three months ended September 30, 2012, were 3.8% higher than expiring lease rates, and renewal rates were 6.0% higher than expiring lease rates. The increase in conventional same store rental and other property revenues was partially offset by a $0.4 million, or 0.5%, increase in property operating expenses, primarily due to increases in insurance and real estate taxes, partially offset by a decrease in personnel and related costs.
Our other conventional proportionate property net operating income increased by $1.5 million, or 19.3%, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a $1.3 million increase in net operating income resulting from conventional properties we acquired in 2012.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$564,729	$540,195	$24,534	4.5%
Other Conventional	49,215	44,233	4,982	11.3%
Total	613,944	584,428	29,516	5.1%
Property operating expenses:
Conventional same store	200,301	198,681	1,620	0.8%
Other Conventional	23,855	20,237	3,618	17.9%
Total	224,156	218,918	5,238	2.4%
Property net operating income:
Conventional same store	364,428	341,514	22,914	6.7%
Other Conventional	25,360	23,996	1,364	5.7%
Total	$389,788	$365,510	$24,278	6.6%

For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, our conventional segment’s proportionate property net operating income increased $24.3 million, or 6.6%.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, conventional same store proportionate property net operating income increased by $22.9 million, or 6.7%. This increase was primarily attributable to a $24.5 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $59 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements, partially offset by a 20 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the nine months ended September 30, 2012, were 3.7% higher than expiring lease rates, and renewal rates were 5.6% higher than expiring lease rates. The increase in conventional same store rental and other property revenues was partially offset by a $1.6 million, or 0.8%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance and administrative costs, partially offset by decreases in personnel and related costs.
Our other conventional proportionate property net operating income increased by $1.4 million, or 5.7%, during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in net operating income resulting from conventional properties we acquired in mid-2011 and 2012, partially offset by a decrease in revenues resulting from the non-payment of rents by a former corporate tenant in Manhattan.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other, which are defined in the preceding total same store and conventional discussions. For the three and nine months ended September 30, 2012 and 2011, as presented below, our affordable same store portfolio and other affordable portfolio consisted of 84 and 48 properties with 11,946 and 4,923 units, respectively. During the three and nine months ended September 30, 2012, our affordable same store portfolio decreased on a net basis by 35 properties with 3,439 units for properties that were sold or classified as held for sale through September 30, 2012 and for which the results have been reclassified into discontinued operations. Additionally, during the three and nine months ended September 30, 2012, we reclassified one property with 172 units from our affordable same store portfolio to our other affordable portfolio based on a casualty loss incurred at the property and two properties with 82 units from our affordable same store portfolio to our other affordable portfolio when we stopped managing the properties.
We did not have a significant economic ownership in any of the properties classified as other affordable properties and/or did not manage the properties during the three and nine months ended September 30, 2012 and 2011. Accordingly, based on our basis for assessing segment performance, this portfolio is excluded from the discussion of proportionate results for the periods shown below.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$28,277	$27,073	$1,204	4.4%
Property operating expenses	11,161	10,514	647	6.2%
Property net operating income	$17,116	$16,559	$557	3.4%
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the proportionate property net operating income of our affordable same store properties increased $0.6 million, or 3.4%. This increase in net operating income consisted of a $1.2 million, or 4.4%, increase in revenue, partially offset by a $0.6 million, or 6.2%, increase in expense. Affordable same store revenue increased partially due to higher average revenues ($31 per effective unit) and higher average physical occupancy (120 basis points). Affordable same store expenses increased primarily due to an increase in insurance and real estate taxes.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$84,367	$81,093	$3,274	4.0%
Property operating expenses	33,075	31,947	1,128	3.5%
Property net operating income	$51,292	$49,146	$2,146	4.4%

For the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, the proportionate property net operating income of our affordable same store properties increased $2.1 million, or 4.4%. This increase in net operating income consisted of a $3.3 million, or 4.0%, increase in revenue, partially offset by a $1.1 million, or 3.5%, increase in expense. Affordable same store revenue increased partially due to higher average revenues ($30 per effective unit) and higher average physical occupancy (80 basis points). Affordable same store expenses increased primarily due to an increase in insurance and real estate taxes, approximately $0.8 million of which related to revaluations in 2011 that reduced tax expense related to prior years. The increase in insurance and real estate taxes was partially offset by a decrease in personnel and related costs.
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
For the three months ended September 30, 2012 and 2011, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships) and offsite costs associated with properties we manage for third parties, totaled $8.1 million and $10.7 million, respectively. For the nine months ended September 30, 2012 and 2011, property management expenses totaled $25.8 million and $31.8 million, respectively. The decrease in property management expenses in 2012 as compared to 2011 is primarily due to reduced personnel and related costs based on the reduced size of our portfolio.
For the three months ended September 30, 2012 and 2011, casualty losses decreased by $0.8 million, from $2.8 million to $2.0 million, primarily due to losses in 2011 from fires that damaged several of our properties. For the nine months ended September 30, 2012 and 2011, casualty losses decreased by $7.3 million, from $9.4 million to $2.1 million, primarily due to losses in 2011 from severe snow storms in the Northeast as well as fires that damaged several properties.
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
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, asset management and tax credit revenues decreased $1.2 million. This decrease is primarily attributable to $1.0 million of income recognized in 2011 upon the syndication of a low-income housing tax credit partnership, with no comparable activity during 2012.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, asset management and tax credit revenues decreased $1.1 million. This decrease is primarily attributable to a $1.4 million decrease in asset management fees resulting from the termination in early 2011 of our role as asset manager for approximately 100 properties. Pursuant to the termination, we agreed to receive a reduced payment on asset management and other fees owed to us, $1.3 million of which was not previously recognized based on concerns regarding collectability.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, investment management expenses increased $0.5 million and $2.0 million, respectively. These increases were primarily due to fees paid to third parties for providing asset management services partially offset by a reduction in personnel and related costs. The increase in investment management expenses during the nine months ended September 30, 2012 was also attributed to our write off during 2012 of previously deferred costs on tax credit projects we elected not to pursue.
Depreciation and Amortization
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, depreciation and amortization decreased $0.2 million, or 0.3% and for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, depreciation and amortization increased $5.9 million, or 2.3%. These fluctuations were primarily due to adjustments that reduced depreciation during 2011 and increases in depreciation related to properties we acquired during 2011 and 2012.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2012, we recognized impairment losses of $2.5 million and $10.8 million, respectively, primarily related to real estate properties we expect to sell within the next twelve months that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three and nine months ended September 30, 2011.
General and Administrative Expenses
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, general and administrative expenses decreased $0.4 million, or 3.4%, primarily due to decreases in personnel and related costs.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, general and administrative expenses increased $1.1 million, or 3.1%, primarily due to increases in information technology and related outsourcing costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, other expenses, net increased $1.4 million. The net increase was primarily attributable to our write off during 2012 of residual receipts amounts held by certain of our affordable properties following a change in the U.S. Department of Housing and Urban Development's intended use of these amounts.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, other expenses, net decreased $0.8 million. The net decrease was primarily attributable to the reduction in 2012 of costs associated with certain of our consolidated tax credit partnerships, partially offset by the write off during 2012 of the residual receipts amounts discussed above.
Interest Income
Interest income consists primarily of interest on notes receivable (including those from unconsolidated real estate partnerships, which are classified within other assets in our consolidated balance sheets), accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities in a securitization of certain of our property loans. Interest income for the periods presented has been reduced by the amount of provisions for losses on notes receivable recognized, which are immaterial for separate presentation in the consolidated statements of operations.
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, interest income decreased by $1.3 million, or 38.3%. Interest income decreased by $0.6 million primarily due reductions in interest income related to discounted notes that were repaid in advance of their maturity dates due to property sales. Interest income also decreased by $0.7 million due to an increase in net provisions for losses on notes receivable related to property sales during 2012 for which the net proceeds available for repayment of partnership loans were less than the amounts previously anticipated.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, interest income decreased by $0.2 million, or 2.8%. Interest income decreased by $1.5 million primarily due to reductions in interest income related to discounted notes that were repaid in advance of their maturity dates due to property sales and by $0.7 million due to an increase in net provisions for losses on notes receivable related to property sales during 2012 for which the net proceeds available for repayment of partnership loans were less than the amounts previously anticipated. These decreases were partially offset by a $2.0 million increase in accretion income recognized in 2012 on our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans.
In addition to the interest income described above recognized by Aimco, the Aimco Operating Partnership recognized $0.8 million and $1.3 million of interest income during the three and nine months ended September 30, 2011, respectively, related to the notes receivable from Aimco, for which no interest income was recognized in 2012 following repayment of the notes in late

2011. These notes receivable and related interest income were eliminated in Aimco’s consolidated financial statements prior to their repayment.
Interest Expense
For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, interest expense, which includes the amortization of deferred financing costs, decreased by $3.5 million, or 5.1%. The decrease was primarily related to $2.7 million of debt forgiveness gains recognized upon the sales during 2012 of partnership interests by certain of our consolidated partnerships. These gains were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco and the Aimco Operating Partnership. The remainder of the decrease in interest expense related to lower interest rates and average outstanding balances on non-recourse property debt for our existing properties, partially offset by increases in interest related to properties we acquired in 2012.
For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, interest expense, which includes the amortization of deferred financing costs, decreased by $34.9 million, or 15.3%. The decrease is primarily attributable to our recognition during 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of refinancing transactions completed in 2011. Interest expense also decreased by $10.4 million due to debt forgiveness gains recognized upon the sales during 2012 of partnership interests by certain of our consolidated partnerships. These gains were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco and the Aimco Operating Partnership. The remainder of the decrease in interest expense related to lower interest rates and average outstanding balances on non-recourse property debt for our existing properties, partially offset by increases in interest related to properties we acquired in mid-2011 and 2012.
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
For the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, gain on dispositions of interests in unconsolidated real estate and other increased $12.9 million and $15.5 million, respectively. The increase in gains is primarily related to our recognition of $15.7 million of gains in upon the sale of our interests in two unconsolidated partnerships during 2012.
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
For the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, income tax benefit decreased by $0.8 million and $4.3 million, respectively, primarily due to decreases in the losses of our TRS entities.

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
For the three months ended September 30, 2012 and 2011, income from discontinued operations totaled $48.8 million and $28.9 million, respectively. The $19.8 million increase in income from discontinued operations was principally due to a $15.8 million increase in gain on dispositions of real estate, net of income taxes, and a $3.2 million decrease in impairment losses on dispositions of real estate, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
For the nine months ended September 30, 2012 and 2011, income from discontinued operations totaled $121.9 million and $48.0 million, respectively. The $73.9 million increase in income from discontinued operations was principally due to a $66.8 million increase in gain on dispositions of real estate, net of income taxes, and a $3.1 million decrease in impairment losses on dispositions of real estate, with the balance of the change resulting from a decrease in operating income, net of interest expense, due to the timing and composition of sales.
During the three months ended September 30, 2012, we sold or disposed of our interest in 22 consolidated properties for gross proceeds of $235.4 million and net proceeds of $68.7 million, resulting in a net gain of approximately $53.3 million (which is net of $2.4 million of related income taxes). During the three months ended September 30, 2011, we sold or disposed of our interest in 12 consolidated properties for gross proceeds of $154.5 million and net proceeds of $63.9 million, resulting in a net gain of approximately $37.5 million (which includes $0.1 million of related income taxes).
During the nine months ended September 30, 2012, we sold or disposed of our interest in 50 consolidated properties for gross proceeds of $447.9 million and net proceeds of $162.4 million, resulting in a net gain of approximately $131.5 million (which is net of $8.4 million of related income taxes). During the nine months ended September 30, 2011, we sold or disposed of our interest in 39 consolidated properties for gross proceeds of $293.2 million and net proceeds of $105.6 million, resulting in a net gain of approximately $64.7 million (which is net of $0.2 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 6.2% and 7.8% for conventional and affordable property sales, respectively, during the nine months ended September 30, 2012, and 7.2% and 8.5% for conventional and affordable property sales, respectively, during the nine months ended September 30, 2011.
For the three and nine months ended September 30, 2012 and 2011, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of September 30, 2012. Refer to Note 3 to the condensed consolidated financial statements in Item 1 for additional information on discontinued operations.
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
For the three months ended September 30, 2012, we allocated net income of $11.3 million to noncontrolling interests in consolidated real estate partnerships, compared to $5.5 million of net income allocated to these noncontrolling interests during the three months ended September 30, 2011, or an increase of $5.9 million. This change was primarily due to a $6.0 million increase in the noncontrolling interest partners' share of income from continuing operations resulting from their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and their share of increases in gains on dispositions of unconsolidated properties in consolidated real estate partnerships. The increase was also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships.
For the nine months ended September 30, 2012, we allocated net income of $28.8 million to noncontrolling interests in consolidated real estate partnerships, compared to $4.6 million of net losses allocated to these noncontrolling interests during the nine months ended September 30, 2011, or a variance of $33.4 million. This change was due to a $27.4 million increase in the noncontrolling interests' share of income from continuing operations primarily due to their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and impairments and their share of increases in gains on dispositions of unconsolidated properties in consolidated real estate partnerships. These increases were also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships. The increase was in addition to a $6.0 million increase in their share of income from discontinued operations, which is primarily due to an increase in gains on the disposition of real estate from 2011 to 2012.
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
For the three months ended September 30, 2012 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $3.2 million and $0.6 million, respectively, a change in their share of income and losses of $2.6 million. For the nine months ended September 30, 2012 and 2011, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $5.8 million and losses of $0.8 million, respectively, a change in their share of income and losses of $6.6 million.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of properties that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these properties during the desired time frame, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any properties that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these properties may result in additional impairment losses.
Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2012, we recorded impairment losses of $2.5 million and $10.8 million, respectively, primarily related to real estate properties we expect to sell that do not otherwise meet the criteria to be classified as held for sale. We recognized no impairments related to properties classified as held for use during the three and nine months ended September 30, 2011. During the three months ended September 30, 2012 and 2011, we recognized impairment losses of $2.5 million and $5.7 million, respectively, and during the nine months ended September 30, 2012 and 2011, we recognized impairment losses of $8.8 million and $12.0 million, respectively, related to real estate properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.
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
During the three and nine months ended September 30, 2012, we recognized $0.5 million and $0.6 million, respectively, of net provisions for losses on notes receivable. During the three and nine months ended September 30, 2011, we recognized net recoveries of previously recognized losses on notes receivable of $0.2 million. We will continue to evaluate the collectability of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended September 30, 2012 and 2011, for continuing and discontinued operations, we capitalized $4.2 million and $3.5 million of interest costs, respectively, and $7.9 million and $6.5 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2012 and 2011, for continuing and discontinued operations, we capitalized $12.4 million and $9.9 million of interest costs, respectively, and $25.5 million and $20.9 million of site payroll and indirect costs, respectively.

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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2012 and 2011, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	2012	2011	2012	2011
Net (loss) income attributable to Aimco common stockholders (1)	$24,163	$(14,801)	$14,077	$(79,751)
Adjustments:
Depreciation and amortization	87,444	87,687	264,978	259,069
Depreciation and amortization related to non-real estate assets	(3,259)	(3,306)	(9,845)	(9,645)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(4,798)	(5,647)	(15,322)	(19,271)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interests (2)	(14,924)	(245)	(15,243)	(1,037)
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest (2)	2,392	98	10,471	77
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest (2)	(40,924)	(24,237)	(109,625)	(42,914)
Provision for impairment losses related to depreciable real estate assets, net of income taxes and noncontrolling partners’ interest (2)	2,453	5,671	7,136	9,410
Depreciation of rental property, net of noncontrolling partners’ interest (2)	3,866	8,510	14,194	29,449
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(1,563)	(4,592)	(8,949)	(15,424)
Amounts allocable to participating securities	(93)	(138)	(328)	(400)
FFO attributable to Aimco common stockholders – diluted	$54,757	$49,000	$151,544	$129,563
Preferred equity redemption related amounts	12,053	788	22,583	(1,961)
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	(698)	(54)	(1,377)	134
Amounts allocable to participating securities	(41)	(3)	(90)	8
Pro Forma FFO attributable to Aimco common stockholders – diluted	$66,071	$49,731	$172,660	$127,744
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(18,317)	(20,416)	(46,697)	(48,111)
Amounts allocable to participating securities	52	142	186	392
AFFO attributable to Aimco common stockholders – diluted	$47,806	$29,457	$126,149	$80,025

Weighed average common shares outstanding – diluted (earnings per share)	144,959	120,339	130,960	118,939
Dilutive common share equivalents	160	331	305	330
Weighed average common shares outstanding – diluted (3)	145,119	120,670	131,265	119,269

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
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
As further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At September 30, 2012, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce the amounts of net income (or increase the amounts of net loss) attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $2.2 million on an annual basis. This effect could be mitigated by increasing income earned on our variable rate assets.
We are subject to total rate of return swaps that require specified loan-to-value ratios that may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At September 30, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information regarding these arrangements, including the maturity date of the swaps.
As of September 30, 2012, we had the capacity to borrow $406.8 million pursuant to our revolving credit facility, net of $66.2 million of outstanding borrowings under the revolving credit facility and $27.0 million for undrawn letters of credit backed by the revolving credit facility.

At September 30, 2012, we had $102.5 million in cash and cash equivalents and $158.6 million of restricted cash, an increase in cash of $11.4 million and decrease in restricted cash of $26.0 million from December 31, 2011. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2012, our net cash provided by operating activities of $242.3 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2012 increased by $65.9 million as compared to the nine months ended September 30, 2011, primarily due to an increase in the net operating income of our properties, resulting from improved operations, and a decrease in cash paid for interest, due to the $20.7 million of prepayment penalties incurred during 2011 in connection with a series of refinancing transactions, as well as lower average debt balances and lower interest rates from our refinancing activities.
Investing Activities
For the nine months ended September 30, 2012, our net cash provided by investing activities of $36.2 million consisted primarily of proceeds from disposition of real estate, partially offset by capital expenditures and purchases of real estate.

Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2012, we sold or disposed of our interest in 50 consolidated properties for an aggregate sales price of $447.9 million, generating proceeds totaling $162.4 million after the amount of property debt repaid upon the sale or assumed by the buyers, and after the payment of transaction costs and debt prepayment penalties. Net cash proceeds from property sales were used primarily to fund redevelopment spending on our conventional properties and property investments, including investments in other properties and acquisitions of the noncontrolling interests in certain of our consolidated properties.
Capital expenditures totaled $188.4 million and $118.4 million during the nine months ended September 30, 2012 and 2011, respectively. We generally fund capital additions with cash provided by operating activities, working capital and property sales. We categorize our capital spending broadly into four primary categories: Capital Replacements, Capital Improvements, redevelopment and casualty spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2012 and 2011 are presented below (dollars in thousands):

	2012	2011
Capital Replacements	$47,301	$53,937
Capital Improvements	55,977	38,635
Redevelopment additions	70,599	19,455
Casualty replacements	5,661	9,441
Total capital additions	179,538	121,468
Less: additions related to unconsolidated partnerships	(1,525)	(243)
Plus: additions related to sold or held for sale properties	7,588	1,709
Plus: additions related to consolidated properties not managed	176	472
Consolidated capital additions	185,777	123,406
Plus: net change in accrued capital spending	2,594	(4,976)
Capital expenditures per consolidated statement of cash flows	$188,371	$118,430

Capital spending related to Redevelopment and Capital Improvements increased significantly during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to redevelopment projects we commenced in 2012 and large projects for property upgrades, primarily the installation of vinyl wood plank flooring at certain of our properties. For the nine months ended September 30, 2012 and 2011, capital spending included $12.4 million and $9.9 million of interest costs, respectively, and $25.5 million and $20.9 million of site payroll and indirect costs, respectively.
Financing Activities
For the nine months ended September 30, 2012, our net cash used in financing activities of $267.1 million was primarily attributed to cash used in our redemption of preferred equity securities, debt principal payments, dividends and distributions paid to common and preferred security holders and distributions to and acquisitions of noncontrolling interests, partially offset by proceeds from our issuance of common equity securities, property loans, borrowings on our revolving line of credit and stock option exercises.
Property Debt
At September 30, 2012 and December 31, 2011, we had $4.9 billion and $5.2 billion, respectively, of consolidated property debt outstanding, which included $46.4 million and $314.9 million at September 30, 2012 and December 31, 2011, respectively, of property debt classified within liabilities related to assets held for sale. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
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
As of September 30, 2012, we had $66.2 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $406.8 million, net of the outstanding borrowings and $27.0 million for undrawn letters of credit backed by the revolving credit facility. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy, among other customary financial covenants, ratios of EBITDA to debt service and EBITDA to fixed charges of 1.50x and 1.30x, respectively. For the twelve months ended September 30, 2012, as calculated based on the provisions in our Credit Agreement, we had a ratio of EBITDA to debt service of 1.63x and a ratio of EBITDA to fixed charges of 1.44x. We expect to remain in compliance with these covenants during the remainder of 2012.
Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2012, Aimco completed two public offerings resulting in the sale of in aggregate 22,144,200 shares of its Common Stock, generating net proceeds of $594.4 million, or net proceeds per share of $26.84. In addition, during the nine months ended September 30, 2012, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per option for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of one of the public offerings discussed above. Aimco contributed the net proceeds from the sale of shares of Common Stock and exercise of the stock options to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares issued and sold.
During the nine months ended September 30, 2012, using primarily the proceeds from these Common Stock issuances, Aimco redeemed all of its outstanding shares of Class T, Class U, Class V and Class Y Cumulative Preferred Stock. The following table summarizes these preferred stock redemptions (in thousands, except share amounts):

	Nine Months Ended September 30, 2012
Class of preferred stock redeemed	Class T	Class U	Class V	Class Y
Number of shares of preferred stock redeemed	6,000,000	12,000,000	2,587,500	3,450,000
Redemption value of preferred stock redeemed	$150,000	$300,000	$64,688	$86,250
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$5,193	$10,137	$2,350	$2,987
In connection with these redemptions by Aimco, the Aimco Operating Partnership redeemed from Aimco all of the outstanding units of its Class T, Class U, Class V and Class Y Partnership Preferred Units.
During the nine months ended September 30, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through its preferred stock at-the-market, or ATM, offering program, for net proceeds per share of $24.27 (reflecting an average price to the public of $24.78 per share, less commissions and transaction costs of $0.51 per share). The offerings generated net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s 7.00% Class Z Cumulative Preferred Partnership Units.
Pursuant to ATM offering programs active at September 30, 2012, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the nine months ended September 30, 2012, Aimco paid cash dividends or distributions totaling $36.1 million, $74.9 million and $9.5 million to preferred stockholders, common stockholders and holders of noncontrolling interests in the Aimco Operating Partnership, respectively.

During the nine months ended September 30, 2012, the Aimco Operating Partnership paid cash distributions totaling $41.0 million and $79.5 million to preferred unitholders and common unitholders, respectively, of which $36.1 million and $74.9 million, respectively, represented distributions to Aimco.
During the nine months ended September 30, 2012, Aimco and the Aimco Operating Partnership paid cash distributions of $28.4 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012 and late 2011.
During the nine months ended September 30, 2012, we acquired the remaining noncontrolling limited partnership interests in eleven consolidated real estate partnerships that own 17 properties and for which our affiliates serve as general partner, for a total cost of $50.6 million, and we redeemed approximately 320,000 common OP Units for cash of $8.4 million.
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
As of September 30, 2012, on a consolidated basis, we had approximately $185.6 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $157.2 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $2.2 million and $2.3 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $2.2 million and $2.4 million, respectively, on an annual basis.
At September 30, 2012, we had approximately $364.5 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.4 billion at September 30, 2012 ($5.1 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.0 billion at September 30, 2012 ($4.7 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.4 billion to $5.2 billion (from $5.1 billion to $4.8 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.4 billion to $5.7 billion (from $5.1 billion to $5.3 billion on a proportionate basis).

ITEM 4.	Controls and Procedures
Aimco
Disclosure Controls and Procedures
Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
The Aimco Operating Partnership
Disclosure Controls and Procedures
The Aimco Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of Aimco, who are the equivalent of the Aimco Operating Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of the Aimco Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of Aimco have concluded that, as of the end of such period, the Aimco Operating Partnership’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in both Aimco’s and the Aimco Operating Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended September 30, 2012.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the three months ended September 30, 2012. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2012, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended September 30, 2012.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2012, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2012.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2012	152,880	$27.17	N/A	N/A
August 1 – August 31, 2012	15,372	27.22	N/A	N/A
September 1 – September 30, 2012	1,401	26.62	N/A	N/A
Total	169,653	$27.17

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
Reclassification of Unissued Preferred Stock
On October 30, 2012, pursuant to Maryland law and our Charter, our Board of Directors reclassified into Common Stock, all of the authorized and unissued shares of each of the following classes of preferred stock: Class T Cumulative Preferred Stock, Class U Cumulative Preferred Stock, Class V Cumulative Preferred Stock and Class Y Cumulative Preferred Stock. The reclassification increases the number of authorized shares classified as Common Stock by 24,900,000 shares, from 480,887,260 shares of Common Stock to 505,787,260 shares of Common Stock immediately after the reclassification. The reclassification does not impact any of our issued and outstanding shares of preferred stock.
Restatement of Charter
On October 30, 2012, pursuant to Maryland law and our Charter, we restated our Charter to reflect the reclassification of the preferred stock and the currently operative provisions of the Charter. A copy of the Charter as restated is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 2, 2012