Form 10-K
period 2012-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2013-02-25
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13232 (Apartment Investment and Management Company)
Commission File Number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
(303) 757-8101
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Investment and Management Company)	New York Stock Exchange
Class Z Cumulative Preferred Stock (Apartment Investment and Management Company)	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act:

None (Apartment Investment and Management Company)
Partnership Common Units (AIMCO Properties, L.P.)

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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $3.9 billion as of June 30, 2012. As of February 22, 2013, there were 145,820,892 shares of Class A Common Stock outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 30, 2013, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2012, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated subsidiaries.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2012, owned a 94.8% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.2% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of Aimco’s shareholders’ equity and the Aimco Operating Partnership’s partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for Aimco and the Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and the Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results, the effect of acquisitions, dispositions and redevelopments, and our ability to comply with debt covenants, including financial coverage ratios. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I
Item 1. Business
The Company
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets of the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2012, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 153,569,090 common partnership units and equivalents outstanding. At December 31, 2012, Aimco owned 145,563,903 of the common partnership units (94.8% of the outstanding common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
As of December 31, 2012, our portfolio of owned properties consists of 265 properties with 67,977 apartment units.
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

Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our nationwide portfolio of desirable apartment homes with valued amenities and a high level of customer service in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of conventional apartment properties, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling properties inconsistent with our portfolio strategy and investing the proceeds from such sales through redevelopment and acquisition of higher-quality properties; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our business is organized around two core activities: Property Operations and Portfolio Management. In the past few years, we have simplified our business, including winding down the portion of our business that generates transaction-based activity fees, reducing the size of our affordable portfolio, selling our legacy asset management business, and reducing the personnel and related costs involved in those activities. Our core activities, along with our leverage strategy, are described in more detail below.
Property Operations
Our real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the residents and included 175 properties with 55,879 units in which we held an average ownership of 97% as of December 31, 2012. We also operate a portfolio of affordable properties, which we expect to sell during the next four to five years. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 90 properties with 12,098 units in which we held an average ownership of 76% as of December 31, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Item 7) during the year ended December 31, 2012.
Our property operations are organized into two geographic areas, the West and East (as described in Item 2). To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to an area operations leader with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated an area financial officer to support each area operations leader Additionally, with the exception of routine maintenance, our specialized Construction Services group manages all on-site capital spending, thus reducing the need for the area operations leaders to spend time on oversight of construction projects.
We seek to improve our property operations by: employing service-oriented, well-trained employees; upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Service. Our operating culture is focused on our residents. Our goal is to provide our residents with a high level of service in clean, safe and attractive communities. We have automated certain aspects of our on-site operations to enable our on-site employees to focus more of their time on customer service as well as allow our current and future residents to interact with us in methods that are more efficient and effective for them, such as placing self-service work orders, self-guided property tours and electronic leases and renewals. We evaluate our performance through a customer satisfaction tracking system. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

•
Resident Selection and Retention. In apartment properties, neighbors are a meaningful part of the product, together with the location of the property and the physical quality of the apartment units. Part of our property operations strategy is to focus on resident acquisition and retention - attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•
Revenue Management and Ancillary Services. For our conventional properties, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue and net operating income by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment unit for a new tenant. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to respond quickly to changing supply and demand for our product and maximize rental revenue. We also generate incremental revenue by providing services to our residents, including cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

•	Controlling Expenses. Cost controls are accomplished by local focus at the area level; taking advantage of economies of scale at the corporate level; and through electronic procurement.

•
Maintaining and Improving Property Quality. We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2012, for properties included in continuing operations, we invested $64.1 million, or $955 per owned apartment unit, in Capital Replacements, which represent the share of additions that are deemed to replace the consumed portion of acquired capital assets. Additionally, for properties included in continuing operations, we invested $84.0 million, or $1,252 per owned apartment unit, in Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. We also improve property quality through the redevelopment of certain properties in superior locations. Refer to the Portfolio Management section below for further discussion of our redevelopment program.

Portfolio Management
Portfolio management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic balance in our diversified portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We also seek to balance the portfolio by product type, with both high quality properties in excellent locations and also high land value properties that support redevelopment activities.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality conventional apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. Our target markets are primarily coastal markets, and also include several Sun Belt cities and Chicago. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as A-quality properties those earning rents greater than 125% of the local market average, as B-quality properties those earning rents 90% to 125% of the local market average and as C-quality properties those earning rents less than 90% of the local market average. We classify as B/B+ those properties earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns lower operating margins, and lower expected future rent growth. These properties are often located in markets we deem less desirable than our target markets. We reinvest the sale proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these investments are especially accretive where we can eliminate overhead costs associated with the partnerships that own these properties. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We believe redevelopment also provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis, to those in which a substantial number of all available units are vacated for significant renovations to the property. We have a specialized Redevelopment and Construction Services group to oversee these projects.

During the year ended December 31, 2012, we sold 75 consolidated properties, generating net proceeds to Aimco of $289.9 million. We used proceeds from these property sales, the assumption of property debt and proceeds from new property debt to fund $100.1 million of redevelopment spending on our conventional properties; $50.7 million of acquisitions of the noncontrolling interests in 11 consolidated real estate partnerships that own 17 conventional properties with average revenues per unit of $1,066; and $127.8 million of conventional property acquisitions located in Phoenix, Arizona; Manhattan, New York City, New York; and San Diego, California. We underwrite our acquisitions based on a free cash flow internal rate of return, and the weighted average free cash flow rate of return for these three properties is expected to be between 8.0% and 8.5%. Revenues per effective unit at the Phoenix, Manhattan and San Diego properties averaged approximately $1,100, $4,000 and $1,880, respectively, and the properties’ average rents per unit exceeded the local market averages by approximately 47%, 38% and 15%, respectively.
Leverage Strategy
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage. At December 31, 2012, approximately 97% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with an average of 5.3% of our unpaid principal balance maturing per year from 2013 through 2016. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a $500.0 million Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement, to meet our short-term liquidity needs. At December 31, 2012, we had no outstanding borrowings under the Credit Agreement and we had the capacity to borrow $454.6 million, net of $45.4 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
We have set leverage targets of Debt and Preferred Equity to EBITDA of less than 7.0x and EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. Our annualized fourth quarter 2012 ratios were 7.7x and 2.4x, respectively. We also focus on Debt to EBITDA and EBITDA Coverage of Interest ratios. Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. EBITDA is calculated by adding to our Pro forma FFO our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans. Our leverage ratios are discussed further in Item 7.
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
We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping, managing, obtaining financing for and disposing of apartment properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price that we pay in such acquisitions; our ability to finance or refinance properties in our portfolio and the cost of such financing; and our ability to dispose of properties we no longer desire to retain in our portfolio and the timing and price for which we dispose of such properties.

Taxation
Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, Aimco will generally not be subject to United States Federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, Aimco may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. State and local tax laws may not conform to the United States Federal income tax treatment, and Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. Any taxes imposed on Aimco reduce our operating cash flow and net income.
Certain of Aimco’s operations or a portion thereof, including property management, asset management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain properties.
The Aimco Operating Partnership
The Aimco Operating  Partnership is treated as a “pass-through” entity for United States Federal income tax purposes and is not subject to United States Federal income taxation. Each of its partners, however, is subject to tax on his or her allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he or she is a partner, regardless of whether he or she receives any actual distributions of cash or other property from the Aimco Operating  Partnership during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating  Partnership’s Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Aimco Operating Partnership with respect to tax matters. The Aimco Operating  Partnership is subject to tax in certain states.

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

Insurance
Our primary lines of insurance coverage are property, general liability, and workers’compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.
Employees
At December 31, 2012, we had approximately 2,150 employees, of which approximately 1,550 were at the property level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2012, unions represented approximately 90 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco and/or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2012, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.

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
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2012, substantially all of the properties that we owned or controlled were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. In recent years, the United States credit markets experienced significant liquidity disruptions, which caused the spreads on debt financings to widen considerably and made obtaining financing, both non-recourse property debt and corporate borrowings, such as our Credit Agreement, more difficult.  Additionally, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, have historically provided significant capital in the secondary credit markets at a relatively low cost. Freddie Mac and Fannie Mae are currently under conservatorship of the Housing Finance Agency, and their future role in the housing finance market is uncertain. Any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets may adversely affect the pricing at which we may obtain non-recourse property debt financing.
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
As of December 31, 2012, on a consolidated basis, we had approximately $154.6 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred securities outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $130.6 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.2 million and $1.4 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $1.2 million and $1.5 million, respectively, on an annual basis.
At December 31, 2012, we had approximately $334.2 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures or adversely affect our ability to pay dividends or distributions.
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
Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our Credit Agreement provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding classes of preferred stock or preferred units prohibit the payment of dividends on our Common Stock or common partnership units if we fail to pay the dividends to which the holders of the preferred stock or preferred units are entitled.
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
All of Aimco’s properties are owned, and all of Aimco’s operations are conducted, by the Aimco Operating Partnership. Further, many of the Aimco Operating Partnership’s properties are owned by other subsidiaries. As a result, Aimco depends on distributions and other payments from the Aimco Operating Partnership, and the Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our collective financial obligations and make payments to our investors. The ability of the Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the Aimco Operating Partnership and these subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
Redevelopment and construction risks could affect our profitability.
We are currently redeveloping, and we intend to continue to redevelop, certain of our properties. During 2013, we expect to invest approximately $130.0 million to $160.0 million in redevelopment of our conventional properties. Redevelopment activities are subject to the following risks:

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

•	we may incur liabilities to third parties during the redevelopment process;

•	unexpected events or circumstances may arise during the redevelopment process that affect the timing of completion and the cost and profitability of the project; and

•	loss of a key member of a project team could adversely affect our ability to deliver redevelopment projects on time and within our budget.
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
We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships controlled by us that own apartment properties. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.
Government housing regulations may limit the opportunities at some of our properties and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate or reduce funding for government housing programs which would result in a loss of benefits.
We own consolidated and unconsolidated equity interests in entities that own certain properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the U.S. Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; tax-credit equity; or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.

Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2012, 2011 and 2010, for continuing and discontinued operations, our rental revenues include $117.3 million, $133.6 million and $142.4 million, respectively, of subsidies from government agencies. Of the 2012 subsidy amounts, $97.9 million related to properties included in continuing operations, approximately 4.8% of which related to properties benefitting from housing assistance contracts that expire in 2013, which we anticipate renewing, and the remainder related to properties benefitting from housing assistance contracts that expire after 2013 and have a weighted average term of 10.7 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
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
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our properties, it is not unusual for periodic moisture intrusion issues to cause mold in isolated locations within a property. We have implemented policies, procedures and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
Aimco may fail to qualify as a REIT.
If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and will be subject to United States Federal income tax at regular corporate rates, including any applicable AMT. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT would place us in default under our primary credit facilities.

We believe that Aimco operates, and has always operated, in a manner that enables it to meet the requirements for qualification as a REIT for Federal income tax purposes. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States Federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.
REIT distribution requirements limit our available cash.
As a REIT, Aimco is subject to annual distribution requirements. As Aimco’s operating partnership, the Aimco Operating Partnership pays distributions intended to satisfy Aimco’s distribution requirements. This limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States Federal corporate income tax. We intend to make distributions to Aimco’s stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell properties or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
Limits on ownership of shares in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.
Aimco’s charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board of Directors) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Aimco’s charter also limits ownership of Aimco’s Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of Aimco’s capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco’s shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of Aimco’s shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

•	the transfer will be considered null and void;

•	we will not reflect the transaction on Aimco’s books;

•	we may institute legal action to enjoin the transaction;

•	we may demand repayment of any dividends received by the affected person on those shares;

•	we may redeem the shares;

•	the affected person will not have any voting rights for those shares; and

•	the shares (and all voting and dividend rights of the shares) will be held in trust for the benefit of one or more charitable organizations designated by Aimco.
Aimco may purchase the shares of capital stock held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares of capital stock, the affected person will receive the lesser of the price paid for the shares or the then current market price. An individual who acquires shares of capital stock that violate the above rules bears the risk that the individual:

•	may lose control over the power to dispose of such shares;

•	may not recognize profit from the sale of such shares if the market price of the shares increases;

•	may be required to recognize a loss from the sale of such shares if the market price decreases; and

•	may be required to repay to us any distributions received from us as a result of his or her ownership of the shares.

Aimco’s charter may limit the ability of a third party to acquire control of Aimco.
The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2012, 505,787,260 shares were classified as Common Stock, of which 145,563,903 were outstanding, and 4,800,240 shares were classified as preferred stock, of which 1,274,317 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control were in Aimco’s stockholders’ best interests.
The Maryland General Corporation Law may limit the ability of a third party to acquire control of Aimco.
As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and increasing the difficulty of consummating any such offers, even if an acquisition would be in Aimco’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without Aimco’s Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a stockholders’rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

•	has at least three directors who are not officers or employees of the entity or related to an acquiring person; and

•	has a class of equity securities registered under the Securities Exchange Act of 1934, as amended, may elect in its charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that:

•	the corporation will have a staggered board of directors;

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

To date, Aimco has not made any of the elections described above.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our portfolio includes garden style, mid-rise and high-rise properties located in 24 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on the largest coastal and job growth markets in the United States, which are grouped according to the East and West areas into which our property operations team is organized. The following table sets forth information on all of our properties as of December 31, 2012:

	Number of Properties	Number of Units	Average Ownership
Conventional:
Los Angeles	13	4,248	85%
Orange County	4	1,213	100%
San Diego	11	2,370	97%
East Bay	2	413	100%
San Jose	1	224	100%
San Francisco	7	1,208	100%
Seattle	2	239	100%
Houston	5	2,237	97%
Denver	8	2,177	97%
Phoenix	6	1,806	83%
Chicago	11	3,393	98%
West	70	19,528	94%
Washington - Northern Virginia - Maryland	14	6,547	99%
Boston	11	4,129	100%
Philadelphia	7	3,888	98%
Manhattan	21	959	100%
Suburban New York - New Jersey	2	1,162	100%
Miami	5	2,482	100%
Palm Beach - Fort Lauderdale	2	776	100%
Orlando	6	1,715	100%
Jacksonville	4	1,643	100%
Atlanta	5	1,295	87%
East	77	24,596	99%
Total target markets	147	44,124	96%
Opportunistic and other markets	28	11,755	98%
Total conventional owned and managed	175	55,879	97%
Affordable	90	12,098	76%
Total	265	67,977	93%

At December 31, 2012, we owned an equity interest in and consolidated 243 properties containing 66,107 apartment units. These consolidated properties contain, on average, 272 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, dog parks and open spaces. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer connections, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2012, we held an equity interest in and did not consolidate 22 properties containing 1,870 apartment units.
Substantially all of our consolidated properties are encumbered by property debt. At December 31, 2012, our consolidated properties were encumbered by, in aggregate, $4,688.4 million of property debt with a weighted average interest rate of 5.44% and a weighted average maturity of 7.9 years, respectively. Each of the non-recourse property debt instruments comprising this total are collateralized by one of 242 properties, without cross-collateralization, with an aggregate gross book value of $8,212.8 million. Refer to Note 7 to the consolidated financial statements in Item 8 for additional information regarding our property debt.
Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2012	$27.13	$24.05	$0.20
September 30, 2012	28.30	25.52	0.20
June 30, 2012	27.98	25.17	0.18
March 31, 2012	26.44	22.19	0.18

December 31, 2011	$27.26	$20.08	$0.12
September 30, 2011	28.12	21.92	0.12
June 30, 2011	27.67	24.50	0.12
March 31, 2011	26.33	23.38	0.12

Aimco’s Board of Directors determines and declares our dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. In January 2013, Aimco’s Board of Directors declared a cash dividend of $0.24 per share on its Common Stock for the quarter ended December 31, 2012. Aimco’s Board of Directors anticipates similar per share quarterly dividends for the remainder of 2013. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances.
On February 22, 2013, the closing price of the Common Stock was $29.83 per share, as reported on the NYSE, and there were 145,820,892 shares of Common Stock outstanding, held by 2,231 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the year ended December 31, 2012, we did not issue any shares of Common Stock in exchange for common OP Units or preferred OP Units.
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2012. As of December 31, 2012, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index and the Standard & Poor’s 500 Total Return Index (the “S&P 500”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2007, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

Total Return Performance
Index Value
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Aimco
MSCI US REIT
S&P 500

	For the fiscal years ended December 31,
Index	2007	2008	2009	2010	2011	2012
Aimco	$100.00	$53.79	$76.83	$126.47	$114.32	$139.11
MSCI US REIT	100.00	62.03	79.78	102.50	111.41	131.20
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Source: SNL Financial LC, Charlottesville, VA ©2013
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

The Aimco Operating Partnership
There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2012 and 2011:

Quarter Ended	2012	2011
December 31	$0.20	$0.27
September 30	0.20	0.12
June 30	0.18	0.12
March 31	0.18	0.12
During the years ended December 31, 2012 and 2011, our distributions per common partnership unit were equal to the dividends Aimco declared per share of its Common Stock, with the exception of an additional $0.15 per unit distribution we declared and paid during the three months ended December 31, 2011, which is further discussed in Note 13 to the consolidated financial statements in Item 8. We intend for our future common OP Unit distributions to be equal to Aimco’s Common Stock dividends.
At February 22, 2013, there were 153,818,664 common partnership units and equivalents outstanding (145,820,892 of which were held by Aimco) that were held by 3,067 unitholders of record.
The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Common Stock. Common OP Units redeemed for shares of Aimco Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments).
As discussed in Note 13 to the consolidated financial statements in Item 8, during 2012, the Aimco Operating Partnership exchanged its investment in shares of Aimco Common Stock for Aimco’s holdings of a corresponding number of common partnership units. No common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock in 2012.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2012:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2012	12,733	$26.21	N/A	N/A
November 1 - November 30, 2012	3,175	26.29	N/A	N/A
December 1 - December 31, 2012	80,072	25.25	N/A	N/A
Total	95,980	$25.41

(1)
The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of the Aimco Operating Partnership’s Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases its Common Stock, it is expected that Aimco will fund the repurchase with a concurrent repurchase by the Aimco Operating Partnership of common partnership units held by Aimco at a price per unit that is equal to the price per share paid for the Common Stock. Refer to the preceding discussion of Aimco’s authorization for equity repurchases.

Dividend and Distribution Payments
Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Aimco’s Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.

Item 6. Selected Financial Data
The following selected financial data is based on audited historical financial statements of Aimco and the Aimco Operating Partnership. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.
Aimco

	For The Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$1,033,197	$981,919	$958,540	$956,561	$1,001,709
Total operating expenses (2)	(833,037)	(828,762)	(855,957)	(887,008)	(992,187)
Operating income (2)	200,160	153,157	102,583	69,553	9,522
Loss from continuing operations (2)	(14,906)	(135,603)	(160,777)	(193,610)	(118,091)
Income from discontinued operations, net (3)	210,267	77,439	71,153	148,810	745,093
Net income (loss)	195,361	(58,164)	(89,624)	(44,800)	627,002
Net (income) loss attributable to noncontrolling interests	(62,905)	1,077	17,896	(19,474)	(214,995)
Net income attributable to preferred stockholders	(49,888)	(45,852)	(53,590)	(50,566)	(53,708)
Net income (loss) attributable to Aimco common stockholders	82,146	(103,161)	(125,318)	(114,840)	351,314
Earnings (loss) per common share - basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.59)	$(1.22)	$(1.48)	$(1.70)	$(2.11)
Net income (loss) attributable to Aimco common stockholders	$0.61	$(0.86)	$(1.08)	$(1.00)	$3.96

BALANCE SHEET INFORMATION:
Total real estate	$8,333,419	$8,152,903	$8,072,369	$7,927,530	$7,753,758
Total assets	6,401,380	6,871,862	7,378,566	7,906,468	9,441,870
Total indebtedness	4,688,447	4,772,774	4,776,481	4,793,777	5,108,570
Total equity	1,154,894	1,144,674	1,306,772	1,534,703	1,646,749

OTHER INFORMATION:
Dividends declared per common share (4)	$0.76	$0.48	$0.30	$0.40	$7.48
Total consolidated properties (end of period)	243	331	399	426	514
Total consolidated apartment units (end of period)	66,107	79,093	89,875	95,202	117,719
Total unconsolidated properties (end of period)	22	39	48	77	85
Total unconsolidated apartment units (end of period)	1,870	4,353	5,637	8,478	9,613

The Aimco Operating Partnership

	For The Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$1,033,197	$981,919	$958,540	$956,561	$1,001,709
Total operating expenses (2)	(833,037)	(828,762)	(855,957)	(887,008)	(992,187)
Operating income (2)	200,160	153,157	102,583	69,553	9,522
Loss from continuing operations (2)	(14,906)	(134,304)	(159,918)	(192,790)	(117,305)
Income from discontinued operations, net (3)	210,267	77,439	71,153	148,810	745,093
Net income (loss)	195,361	(56,865)	(88,765)	(43,980)	627,788
Net (income) loss attributable to noncontrolling interests	(51,218)	257	13,301	(22,442)	(155,749)
Net income attributable to preferred unitholders	(56,384)	(52,535)	(58,554)	(56,854)	(61,354)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	87,337	(109,365)	(134,018)	(123,276)	403,700
Earnings (loss) per common unit - basic and diluted:
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(0.59)	$(1.21)	$(1.47)	$(1.70)	$(1.96)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.61	$(0.86)	$(1.07)	$(1.00)	$4.11

BALANCE SHEET INFORMATION:
Total real estate	$8,333,419	$8,152,903	$8,072,369	$7,927,530	$7,753,758
Total assets	6,401,380	6,871,862	7,395,796	7,922,839	9,457,421
Total indebtedness	4,688,447	4,772,774	4,776,481	4,793,777	5,108,570
Total partners’ capital	1,154,894	1,144,674	1,324,002	1,551,074	1,662,300

OTHER INFORMATION:
Distributions declared per common unit (5)	$0.76	$0.63	$0.30	$0.40	$7.48
Total consolidated properties (end of period)	243	331	399	426	514
Total consolidated apartment units (end of period)	66,107	79,093	89,875	95,202	117,719
Total unconsolidated properties (end of period)	22	39	48	77	85
Total unconsolidated apartment units (end of period)	1,870	4,353	5,637	8,478	9,613

(1)
Certain reclassifications have been made to conform to the current financial statement presentation, including retroactive adjustments to reflect additional properties sold during 2012 as discontinued operations (see Note 15 to the consolidated financial statements in Item 8).

(2)
Total operating expenses, operating income and loss from continuing operations for the year ended December 31, 2008, include a $91.1 million pre-tax provision for impairment losses on real estate development assets.

(3)
Income from discontinued operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 includes $234.5 million, $108.2 million, $94.9 million, $221.8 million and $800.3 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2012, 2011 and 2010 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)	Aimco’s dividends declared per common share during the year ended December 31, 2008, included $5.08 of per share dividends that were paid through the issuance of shares of Aimco Common Stock.

(5)
The Aimco Operating Partnership’s distributions declared per common unit during the year ended December 31, 2011, included a $0.15 per unit special distribution discussed in Note 13 to the consolidated financial statements in Item 8. The Aimco Operating Partnership’s distributions declared per common unit during the year ended December 31, 2008, included $5.08 of per share distributions that were paid to Aimco through the issuance of common partnership units.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our nationwide portfolio of desirable apartment homes with valued amenities and a high level of customer service in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of conventional apartment properties, which average “B/B+” in quality (defined below) by selling properties inconsistent with our portfolio strategy and investing the proceeds from such sales through redevelopment and acquisition of higher-quality properties; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the residents and included 175 properties with 55,879 units in which we held an average ownership of 97% as of December 31, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 90 properties with 12,098 units in which we held an average ownership of 76% as of December 31, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the year ended December 31, 2012. Over the next four to five years, we expect to sell essentially all of our affordable properties and reinvest this capital into our conventional portfolio.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality conventional apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as A-quality properties those earning rents greater than 125% of the local market average, as B-quality properties those earning rents 90% to 125% of the local market average and as C-quality properties those earning rents less than 90% of the local market average. We classify as B/B+ those properties earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, lower operating margins, and lower expected future rent growth. These properties are often located in markets we deem less desirable than our target markets. We reinvest the sale proceeds through the purchase of other properties or additional investment in properties already in our portfolio, including increased ownership or redevelopment. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these investments are especially accretive where we can eliminate overhead costs associated with the partnerships that own these properties. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We believe redevelopment also provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis, to those in which a substantial number of all available units are vacated for significant renovations to the property. We have a specialized Redevelopment and Construction Services group to oversee these projects.
During the year ended December 31, 2012, we sold 75 consolidated properties, generating net proceeds to Aimco of $289.9 million. We used proceeds from these property sales, the assumption of property debt and proceeds from new property debt to fund $100.1 million of redevelopment spending on our conventional properties; $50.7 million of acquisitions of the noncontrolling interests in 11 consolidated real estate partnerships that own 17 conventional properties with average revenues per unit of $1,066; and $127.8 million of conventional property acquisitions located in Phoenix, Arizona; Manhattan, New York City, New York; and San Diego, California. We underwrite our acquisitions based on a free cash flow internal rate of return, and the weighted average free cash flow rate of return for these three properties is expected to be between 8.0% and 8.5%. Revenues per effective unit at the Phoenix, Manhattan and San Diego properties averaged approximately $1,100, $4,000 and $1,880, respectively, and the properties’ average rents per unit exceeded the local market averages by approximately 47%, 38% and 15%, respectively.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to EBITDA of less than 7.0x and EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on Debt to EBITDA and EBITDA Coverage of Interest ratios. Refer to the Leverage Strategy discussion in Item 1 for a definition of each of these items.
Our leverage ratios for the years and annualized three month periods ended December 31, 2012 and 2011, are presented below:

	Years ended December 31,		Annualized three months ended December 31,
	2012	2011	2012	2011
Debt to EBITDA	7.5x	8.2x	7.4x	8.2x
Debt and Preferred Equity to EBITDA	7.8x	9.5x	7.7x	9.6x
EBITDA Coverage of Interest	2.3x	2.1x	2.5x	2.2x
EBITDA Coverage of Interest and Preferred Dividends	2.2x	1.8x	2.4x	1.8x
The 2012 EBITDA Coverage of Interest and Preferred Dividends ratios presented above are on a pro forma basis to exclude dividends on the preferred stock we redeemed during the year ended December 31, 2012.
During the year ended December 31, 2012, we reduced our leverage substantially by using the proceeds from the issuance of common stock to redeem $600.9 million of preferred stock. With these preferred stock redemptions, we made significant progress toward our stated leverage targets and we now expect to achieve them by early 2014, almost two years earlier than we had anticipated at the beginning of 2012. We expect future leverage reduction from earnings growth generated by the current portfolio and by regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility in the future by creating a pool of unencumbered properties. At December 31, 2012, we had one unencumbered consolidated property with a fair value of $68.2 million.
At December 31, 2012, approximately 97% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with an average of 5.3% of our unpaid principal balance maturing per year from 2013 through 2016. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have our Credit Agreement, which provides for $500.0 million of revolving loan commitments, to meet our short-term liquidity needs. At December 31, 2012, we had no outstanding borrowings under our Credit Agreement and we had the capacity to borrow $454.6 million, net of $45.4 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
Under our Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the year ended December 31, 2012, our Debt Service and Fixed Charge Coverage ratios were 1.65x and 1.50x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.61x and 1.37x, respectively, for the year ended December 31, 2011.

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
Overview
2012 Highlights
Highlights of our results of operations for the year ended December 31, 2012, are summarized below:

•
Conventional Same Store revenues and expenses for 2012, increased by 4.7% and 1.6%, respectively, resulting in a 6.5% increase in net operating income as compared to 2011, the highest rate of annual growth in six years;

•
Average revenue per effective unit for our conventional portfolio increased by 7.9%, from $1,262 for the three months ended December 31, 2011, to $1,362 for the three months ended December 31, 2012, as a result of year-over-year revenue growth of 5.4%, the sale of conventional properties with average revenues per unit substantially lower than those of the retained portfolio, and the acquisition of three conventional properties with average revenues per unit of $1,405;

•	Average daily occupancy for our Conventional Same Store properties was 95.5% for the year ended December 31, 2012, as compared to 95.7% for 2011; and

•	Total Same Store revenues and expenses for 2012, increased by 4.6% and 1.9%, respectively, resulting in a 6.2% increase in net operating income as compared to 2011.
2012 compared to 2011
We reported net income attributable to Aimco of $132.5 million and net income attributable to Aimco common stockholders of $82.1 million for the year ended December 31, 2012, as compared to net loss attributable to Aimco of $57.1 million and net loss attributable to Aimco common stockholders of $103.2 million for the year ended December 31, 2011, increases in income of $189.5 million and $185.3 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $144.1 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $87.3 million for the year ended December 31, 2012, as compared to net loss attributable to the Aimco Operating Partnership of $56.6 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $109.4 million for the year ended December 31, 2011, increases in income of $200.8 million and $196.7 million, respectively.
These increases in net income for Aimco and the Aimco Operating Partnership during the year ended December 31, 2012, as compared to the year ended December 31, 2011, were principally due to increases in gain on dispositions of real estate in 2012 compared to 2011, increases in the operating income of our properties included in continuing operations, reflecting improved operations, and decreases in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions completed in 2011 that extended maturities and reduced the effective interest rate on a number of non-recourse property loans.

2011 compared to 2010
We reported net loss attributable to Aimco of $57.1 million and net loss attributable to Aimco common stockholders of $103.2 million for the year ended December 31, 2011, as compared to net loss attributable to Aimco of $71.7 million and net loss attributable to Aimco common stockholders of $125.3 million for the year ended December 31, 2010, decreases in losses of $14.6 million and $22.2 million, respectively.
We reported net loss attributable to the Aimco Operating Partnership of $56.6 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $109.4 million for the year ended December 31, 2011, as compared to net loss attributable to the Aimco Operating Partnership of $75.5 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $134.0 million for the year ended December 31, 2010, decreases in losses of $18.9 million and $24.7 million, respectively.
These decreases in losses for Aimco and the Aimco Operating Partnership during the year ended December 31, 2011, as compared to the year ended December 31, 2010, were principally due to an increase in the operating income of our properties included in continuing operations, reflecting improved operations, partially offset by an increase in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions completed in 2011.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
Our owned real estate portfolio consists primarily of conventional real estate properties. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 175 properties with 55,879 units in which we held an average ownership of 97% as of December 31, 2012. We also operate a portfolio of affordable properties. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 90 properties with 12,098 units in which we held an average ownership of 76% as of December 31, 2012. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below) during the year ended December 31, 2012.
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
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the years ended December 31, 2012, 2011 and 2010 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of December 31, 2012. Refer to Note 20 in the consolidated financial statements in Item 8 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Total Same Store Portfolio
Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage, in which our ownership exceeds 10% and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year-to-date comparable periods. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the year ended December 31, 2012, our total same store portfolio comprised 92% of our total proportionate property net operating income.
For the year ended December 31, 2012, as compared to 2011, our total same store portfolio’s proportionate property revenues and expenses increased by 4.6% and 1.9%, respectively, resulting in a 6.2% increase in net operating income, and our total same store operating margin increased by approximately 100 basis points, from 63.6% during the year ended December 31, 2011, to 64.6% during the year ended December 31, 2012.

For the year ended December 31, 2011, as compared to 2010, our total same store portfolio’s proportionate property revenues increased by 3.0% and expenses decreased by 1.7%, resulting in a 5.9% increase in net operating income, and our total same store operating margin increased by approximately 180 basis points, from 61.8% during the year ended December 31, 2010, to 63.6% during the year ended December 31, 2011.
The results of operations of our conventional and affordable same store properties are discussed further in the discussion of segment results below.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are defined above. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, casualty properties and acquisition properties. We also include the results of operations of commercial space and fitness centers associated with our conventional properties in the other conventional portfolio when measuring performance.
As of December 31, 2012, our conventional same store portfolio and our other conventional portfolio consisted of 139 and 36 properties with 50,304 and 5,575 units, respectively. From December 31, 2011 to December 31, 2012, our conventional same store portfolio decreased by 20 properties with 5,333 units for properties that were sold through December 31, 2012 and for which the results have been reclassified into discontinued operations, partially offset by a net increase of two properties with 441 units that were reclassified from our other conventional portfolio to our conventional same store portfolio following stabilization after casualty losses incurred at the properties. Our conventional portfolio results for the years ended December 31, 2012 and 2011 presented below are based on the property populations as of December 31, 2012.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional same store	$726,496	$693,837	$32,659	4.7%
Other Conventional	85,245	76,094	9,151	12.0%
Total	811,741	769,931	41,810	5.4%
Property operating expenses:
Conventional same store	253,448	249,571	3,877	1.6%
Other Conventional	41,267	35,078	6,189	17.6%
Total	294,715	284,649	10,066	3.5%
Property net operating income:
Conventional same store	473,048	444,266	28,782	6.5%
Other Conventional	43,978	41,016	2,962	7.2%
Total	$517,026	$485,282	$31,744	6.5%
For the year ended December 31, 2012, as compared to 2011, our conventional segment’s proportionate property net operating income increased $31.7 million, or 6.5%.
For the year ended December 31, 2012, as compared to 2011, conventional same store proportionate property net operating income increased by $28.8 million, or 6.5%. This increase was primarily attributable to a $32.7 million, or 4.7%, increase in rental and other property revenues due to higher average revenues (approximately $61 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements. Rental rates on new leases transacted during the year ended December 31, 2012, were 3.2% higher than expiring lease rates, and renewal rates were 5.5% higher than expiring lease rates. These increases in revenue were partially offset by a 20 basis point decrease in average daily occupancy. The increase in conventional same store rental and other property revenues was partially offset by a $3.9 million, or 1.6%, increase in property operating expenses, primarily due to increases in real estate taxes and insurance, partially offset by a decrease in personnel and related costs.
Our other conventional proportionate property net operating income increased by $3.0 million, or 7.2%, during the year ended December 31, 2012, as compared to 2011, primarily due to an increase in net operating income resulting from conventional properties we acquired in 2011 and 2012.

As of December 31, 2011, our conventional same store portfolio and our other conventional portfolio consisted of 137 and 38 properties with 49,853 and 6,026 units, respectively. Our conventional portfolio results for the years ended December 31, 2011 and 2010, as presented below, are based on the property populations as of December 31, 2011.

	Year Ended December 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$699,526	$680,311	$19,215	2.8%
Other Conventional	70,405	70,812	(407)	(0.6)%
Total	769,931	751,123	18,808	2.5%
Property operating expenses:
Conventional same store	252,102	255,417	(3,315)	(1.3)%
Other Conventional	32,547	32,344	203	0.6%
Total	284,649	287,761	(3,112)	(1.1)%
Property net operating income:
Conventional same store	447,424	424,894	22,530	5.3%
Other Conventional	37,858	38,468	(610)	(1.6)%
Total	$485,282	$463,362	$21,920	4.7%
For the year ended December 31, 2011, as compared to 2010, our conventional segment’s proportionate property net operating income increased $21.9 million, or 4.7%.
For the year ended December 31, 2011, as compared to 2010, conventional same store proportionate property net operating income increased by $22.5 million, or 5.3%. This increase was primarily attributable to a $19.2 million, or 2.8%, increase in rental and other property revenues due to higher average revenues (approximately $41 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements, partially offset by a 50 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2011, were 3.8% higher than expiring lease rates, and renewal rates were 4.6% higher than expiring lease rates. The increase in conventional same store rental and other property revenues was in addition to a $3.3 million, or 1.3%, decrease in property operating expenses, primarily due to decreases in insurance, personnel and related costs and contract services, partially offset by increases in real estate taxes and administrative costs.
Our other conventional proportionate property net operating income decreased by $0.6 million, or 1.6%, during the year ended December 31, 2011, as compared to 2010, primarily due to a decrease in revenue from a larger number of vacant units resulting from the timing of casualties at certain of our properties in 2011 as compared to 2010.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other, which are defined in the preceding total same store and conventional discussions. At December 31, 2012, our affordable same store portfolio and other affordable portfolio consisted of 67 and 23 properties with 9,994 and 2,104 units, respectively. From December 31, 2011 to December 31, 2012, our affordable same store portfolio decreased on a net basis by 48 properties and 4,250 units. These changes consisted of:

•	the removal of 50 properties with 4,968 units that were sold through December 31, 2012, and for which the results have been reclassified into discontinued operations; and

•
the reclassification of five properties with 677 units from our affordable same store portfolio to our other affordable portfolio when they ceased meeting our same store definition, generally when we stopped managing the properties.

These decreases were partially offset by the reclassification of seven properties with 1,395 units into our affordable same store portfolio from our other affordable portfolio when they met the criteria to be classified as same store following redevelopment projects.
Our affordable same store results for the years ended December 31, 2012 and 2011 presented below are based on the property populations as of December 31, 2012. We did not have a significant economic ownership in any of the properties classified as other affordable properties and/or did not manage the properties for the comparative years ended December 31, 2012 and 2011. Accordingly, using our basis for assessing segment performance, this portfolio is excluded from the discussion of proportionate results for the periods shown below.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Affordable same store:
Rental and other property revenues	$101,524	$97,793	$3,731	3.8%
Property operating expenses	39,968	38,453	1,515	3.9%
Property net operating income	$61,556	$59,340	$2,216	3.7%
For the year ended December 31, 2012, as compared to 2011, the proportionate property net operating income of our affordable same store properties increased $2.2 million, or 3.7%. This increase in net operating income consisted of a $3.7 million, or 3.8%, increase in revenue, partially offset by a $1.5 million, or 3.9%, increase in expense. Affordable same store revenue increased partially due to higher average revenues ($27 per effective unit) and higher average physical occupancy (100 basis points). Affordable same store expenses increased primarily due to an increase in insurance and real estate taxes partially offset by personnel and related costs.
At December 31, 2011, our affordable same store portfolio and other affordable portfolio consisted of 60 and 30 properties with 8,599 and 3,499 units, respectively.

	Year Ended December 31,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Affordable same store	$83,282	$79,759	$3,523	4.4%
Other Affordable	14,511	13,710	801	5.8%
Total	97,793	93,469	4,324	4.6%
Property operating expenses:
Affordable same store	32,728	34,542	(1,814)	(5.3)%
Other Affordable	5,725	5,509	216	3.9%
Total	38,453	40,051	(1,598)	(4.0)%
Property net operating income:
Affordable same store	50,554	45,217	5,337	11.8%
Other Affordable	8,786	8,201	585	7.1%
Total	$59,340	$53,418	$5,922	11.1%
For the year ended December 31, 2011, as compared to 2010, the proportionate property net operating income of our affordable properties increased $5.9 million, or 11.1%. This increase in net operating income consisted of a $4.3 million, or 4.6%, increase in revenue, in addition to a $1.6 million, or 4.0%, decrease in expense. Affordable same store property net operating income increased by $5.3 million, or 11.8%, primarily due to higher average revenues ($43 per effective unit) and higher average physical occupancy (20 basis points). Affordable same store expenses decreased primarily due to decreases in insurance, real estate taxes, and personnel and related costs.
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
For the years ended December 31, 2012, 2011 and 2010, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the noncontrolling limited partners in our consolidated partnerships) and offsite costs associated with properties we manage for third parties, totaled $35.9 million, $41.4 million and $48.2 million, respectively. The decrease in property management expenses in 2012 as compared to 2011 was primarily due to a reduction in personnel and related costs based on the reduction in the number of properties we own and manage. The decrease in property management expenses in 2011 as compared to 2010 was primarily due to the termination in early 2011 of our role as asset manager and property manager for approximately 100 properties with approximately 11,400 units.
For the years ended December 31, 2012 and 2011, casualty losses decreased by $9.5 million, from $11.4 million to $1.9 million, and for the years ended December 31, 2011 and 2010, casualty losses increased by $4.5 million, from $6.9 million to $11.4 million. The decrease in casualty losses during 2012 and the increase in casualty losses during 2011 were primarily due to losses in 2011 from severe snow storms in the Northeast that damaged several properties along with a loss resulting from a severe wind storm in California during 2011 that damaged a property.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners. We also perform activities and services for certain of our other consolidated and unconsolidated real estate partnerships pursuant to legacy asset management and other agreements. These services include portfolio strategy, capital allocation and other transactional activities, and we typically recognized the fees upon completion of transactions that monetize these fees. The tax credit and other activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes. In recent years, in an effort to simplify our business, we have reduced our role in transactional activities and accordingly the amount of earnings we generate from transactional activities has decreased. We expect the amounts of annual transactional fees to diminish in the future.
For the year ended December 31, 2012, as compared to the year ended December 31, 2011, tax credit and asset management revenues increased $3.1 million. This increase is primarily attributable to an increase of $5.3 million of disposition and other fees we earn in connection with transactional activities. This increase was partially offset by a $1.0 million decrease of income recognized in 2011 upon the syndication of a low-income housing tax credit partnership, with no comparable activity during 2012, and a $1.4 million decrease in asset management fees primarily resulting from the termination in early 2011 of our role as asset manager for approximately 100 properties. Pursuant to the termination, we agreed to receive a reduced payment on asset management and other fees owed to us, $1.3 million of which was not previously recognized based on concerns regarding collectability.
For the year ended December 31, 2011, as compared to the year ended December 31, 2010, tax credit and asset management revenues increased $3.0 million. This increase is primarily attributable to a $2.0 million increase in income related to the syndication of low-income housing tax credit partnerships and a $1.3 million increase in asset management fees. The increase in asset management fees primarily related to the recognition in 2011 of previously unrecognized fees owed to us, as further discussed above.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform tax credit and asset management activities. For the year ended December 31, 2012, compared to the year ended December 31, 2011, investment management expenses increased $1.5 million. This increase was primarily due to fees paid to third parties for providing asset management services and our write off during 2012 of previously deferred costs on tax credit projects we elected not to pursue, partially offset by a reduction in personnel and related costs.
For the year ended December 31, 2011, compared to the year ended December 31, 2010, investment management expenses decreased $4.0 million. This decrease is primarily due to a $1.6 million reduction in personnel and related costs and a $2.4 million decrease in expenses, primarily related to our write off during 2010 of previously deferred costs related to tax credit projects we abandoned.

Depreciation and Amortization
During the years ended December 31, 2012, 2011 and 2010, depreciation and amortization totaled $345.1 million, $342.8 million and $363.3 million, respectively. The $20.4 million decrease from 2010 to 2011 was due to adjustments that reduced depreciation during 2011 and assets that became fully depreciated in 2010.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, during the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses totaling $8.3 million, $0.9 million and $0.1 million, respectively, primarily related to real estate properties classified as held for use. These impairment losses were recognized primarily due to reductions in the estimated period over which we expect to hold the properties, coupled with reductions in the estimated fair values of the assets as compared with their carrying amounts.
General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional properties by acquiring the noncontrolling interests in these partnerships, which allows us to reduce overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions completed to date have allowed us to reduce our offsite costs, which consists of general and administrative expenses as well as property management and investment management expenses, by $17.5 million, or 15.3%, since 2010. Our general and administrative expense as a percentage of total revenues has decreased from 5.6% in 2010, to 5.2% in 2011 and 4.8% in 2012.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, general and administrative expenses decreased $1.3 million, or 2.6%, primarily due to decreases in rent expense related to our corporate office space, consulting and professional costs and personnel and related costs, partially offset by increases in information technology and related outsourcing costs.
For the year ended December 31, 2011, compared to the year ended December 31, 2010, general and administrative expenses decreased $2.5 million, or 4.6%, primarily due to net reductions in personnel and related expenses.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, other expenses, net decreased $2.0 million. The net decrease was primarily attributable to the reduction in 2012 of costs associated with certain of our consolidated tax credit partnerships and settlement of various litigation matters during 2011. This decrease was partially offset by the write off during 2012 of the residual receipts amounts held for certain of our affordable properties following a change in the U.S. Department of Housing and Urban Development’s intended use of these amounts.
For the year ended December 31, 2011, compared to the year ended December 31, 2010, other expenses, net increased by $8.5 million. The net increase in other expense during 2011 as compared to 2010 was primarily attributable to the settlement of various litigation matters during 2010, which resulted in a net gain in our operations.
Interest Income
Interest income consists primarily of interest on notes receivable (including those from unconsolidated real estate partnerships, which are classified within other assets in our consolidated balance sheets), accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities in a securitization of certain of our property loans, which investments are classified within other assets in our consolidated balance sheets.
For the years ended December 31, 2012, 2011 and 2010, Aimco recognized interest income of $9.9 million, $9.7 million and $9.8 million, respectively. In addition to the interest income recognized by Aimco, the Aimco Operating Partnership recognized $1.3 million and $0.9 million of interest income during the years ended December 31, 2011 and 2010, respectively, related to notes receivable from Aimco, for which no interest income was recognized in 2012 following repayment of the notes in late 2011. These notes receivable and related interest income were eliminated in Aimco’s consolidated financial statements prior to their repayment.
Recovery of (Provision for) Losses on Notes Receivable
During the years ended December 31, 2012 and 2011, we recognized net recoveries of previously recognized losses on notes receivable of $3.4 million and $0.5 million, respectively. During 2012, we recognized a $4.0 million net recovery of previously recognized losses ($2.4 million net of tax) related to our interest in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in southern California. This recovery was partially offset by losses on other notes receivable recognized during 2012, primarily due to property sales during 2012 for which the net proceeds available for repayment of partnership loans were less than the amounts previously anticipated. The recovery recognized during 2011 was primarily related to property sales during 2011 for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. During the year ended December 31, 2010, we recognized a net provision for losses on notes receivable of $0.9 million, primarily due to concerns regarding the collectability of the corresponding notes receivable.
Interest Expense
For the year ended December 31, 2012, compared to the year ended December 31, 2011, interest expense, which includes the amortization of deferred financing costs and prepayment penalties incurred on debt refinancings, decreased by $43.4 million, or 15.0%. This decrease was primarily attributable to our recognition during 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of refinancing transactions completed in 2011 in which we reduced the weighted average interest rate and extended to ten years the maturity on over $600.0 million of property loans, which is discussed further in Note 3 to the consolidated financial statements in Item 8. The decrease was also due to $15.6 million of debt forgiveness gains recognized during 2012 upon the sale of partnership interests by certain of our consolidated partnerships. These gains were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership during the year ended December 31, 2012.
For the year ended December 31, 2011, compared to the year ended December 31, 2010, interest expense increased by $13.6 million, or 4.9%. Property related interest expense increased by $15.3 million, primarily due to our recognition during 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs discussed above, partially offset by a decrease in interest on our property debt primarily due to lower interest rates resulting from our refinancing activities. Corporate level interest expense decreased by $1.7 million primarily due to the repayment of our term loan during 2010.
Equity in Earnings or Losses of Unconsolidated Real Estate Partnerships
Equity in earnings or losses of unconsolidated real estate partnerships includes our share of the net earnings or losses of our unconsolidated real estate partnerships, which may include impairment losses, gains or losses on the disposition of real estate properties or depreciation expense, which generally exceeds the net operating income recognized by such unconsolidated partnerships.
During the periods presented, the majority of the investments in unconsolidated real estate partnerships included in our consolidated balance sheets were held by entities that we consolidated in our financial statements even though we held a nominal economic interest in these entities. Accordingly, the equity in earnings and losses recognized by these entities were allocated to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco.
Gain on Dispositions of Interests in Unconsolidated Real Estate and Other
Gain on dispositions of interests in unconsolidated real estate and other includes gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period.
During the years ended December 31, 2012, 2011 and 2010, we recognized $21.9 million, $2.4 million and $10.6 million, respectively, in net gains on disposition of interests in unconsolidated real estate and other. Approximately $15.7 million of the gains recognized during 2012 related to the sale of our interests in two unconsolidated real estate partnerships. The majority of the remaining gains recognized during 2012 and substantially all of the gains recognized during 2011 and 2010 related to sales of investments held by consolidated partnerships in which we generally held a nominal economic interest. Based on our nominal economic interest in the consolidated partnerships that sold these investments, substantially all of these gains were allocated to the noncontrolling interests in these partnerships and had no significant effect on the amounts of net loss attributable to Aimco or the Aimco Operating Partnership during the periods.
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
For the year ended December 31, 2012, compared to the year ended December 31, 2011, income tax benefit decreased by $5.6 million from $6.5 million to $0.9 million, primarily due to decreases in the losses of our TRS entities, including the recovery during 2012 of previously recognized losses on our interest in Casden Properties, LLC.
For the year ended December 31, 2011, compared to the year ended December 31, 2010, income tax benefit decreased by $10.3 million, from $16.8 million to $6.5 million. This decrease was primarily due to decreases in the losses of our TRS entities.
Income from Discontinued Operations, Net
The results of operations for consolidated properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of properties held for sale are reported in discontinued operations.

For the years ended December 31, 2012 and 2011, income from discontinued operations totaled $210.3 million and $77.4 million, respectively. The $132.8 million increase in income from discontinued operations was principally due to a $122.9 million increase in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
For the years ended December 31, 2011 and 2010, income from discontinued operations totaled $77.4 million and $71.2 million, respectively. The $6.3 million increase in income from discontinued operations was principally due to a $14.7 million increase in gain on dispositions of real estate, net of income taxes, primarily attributable to more properties sold in 2011 as compared to 2010, partially offset primarily by decreases in operating income, net of interest expense, due to the timing of sales.
During the year ended December 31, 2012, we sold 75 consolidated properties for an aggregate sales price of $719.0 million, resulting in net proceeds of $289.9 million to us and a net gain of approximately $223.8 million (which is net of $10.7 million of related income taxes). During the year ended December 31, 2011, we sold 67 consolidated properties for an aggregate sales price of $473.5 million, resulting in net proceeds of $185.6 million to us and a net gain of approximately $100.9 million (which is net of $7.3 million of related income taxes). During the year ended December 31, 2010, we sold 51 consolidated properties for an aggregate sales price of $401.4 million, resulting in net proceeds of $118.4 million to us and a net gain of approximately $86.1 million (which is net of $8.8 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 6.2% and 8.3% for conventional and affordable property sales, respectively, during the year ended December 31, 2012, 7.0% and 9.0% for conventional and affordable property sales, respectively, during the year ended December 31, 2011, and 8.2% and 8.7% for conventional and affordable property sales, respectively, during the year ended December 31, 2010.
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the unaffiliated owners of interests in these partnerships (owners other than Aimco or the Aimco Operating Partnership). We adjust our total consolidated operating results in our consolidated financial statements to determine the portion of our consolidated operating results that corresponds to our ownership interest in all of our consolidated subsidiaries. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the unaffiliated owners includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the year ended December 31, 2012, we allocated net income of $51.2 million to noncontrolling interests in consolidated real estate partnerships, compared to $0.3 million of net losses allocated to these noncontrolling interests during the year ended December 31, 2011, or a variance of $51.5 million. This change was primarily due to a $44.7 million increase in the noncontrolling interest partners’ share of income from continuing operations primarily due to their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and gains on dispositions of unconsolidated properties in consolidated real estate partnerships. These increases were also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships. This change was also due to a $6.8 million decrease in their share of income from discontinued operations.
For the years ended December 31, 2011 and 2010, we allocated net losses of $0.3 million and $13.3 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a $13.0 million decrease in their share of net losses year over year. This decrease was primarily due to a $10.7 million increase in their share of income from discontinued operations, which is primarily due to an increase in gains on the disposition of real estate from 2010 to 2011, and a $2.3 million decrease in their share of losses from continuing operations.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common partnership units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. The amount of the Aimco Operating Partnership’s income allocated to holders of the preferred OP Units is equal to the amount of distributions they receive.
For the year ended December 31, 2012, income allocated to noncontrolling interests in the Aimco Operating Partnership was $11.7 million, and for the years ended December 31, 2011 and 2010, losses allocated to the noncontrolling interests in the Aimco Operating Partnership were $0.8 million and $4.6 million, respectively.

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
Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, we recorded impairment losses of $8.3 million, $0.9 million and $0.1 million, respectively, primarily related to real estate properties classified as held for use. During the years ended December 31, 2012, 2011 and 2010, we recognized impairment losses of $15.3 million, $19.3 million and $13.0 million, respectively, related to real estate properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.
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
For the years ended December 31, 2012, 2011 and 2010, for continuing and discontinued operations, we capitalized $16.6 million, $14.0 million and $11.6 million, of interest costs, respectively, and $33.7 million, $29.0 million and $30.0 million of site payroll and indirect costs, respectively.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the years ended December 31, 2012, 2011 and 2010, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2012	2011	2010
Net income (loss) attributable to Aimco common stockholders (1)	$82,146	$(103,161)	$(125,318)
Adjustments:
Depreciation and amortization	345,077	342,820	363,261
Depreciation and amortization related to non-real estate assets	(13,176)	(12,739)	(14,178)
Depreciation of rental property related to noncontrolling interests in consolidated real estate partnerships and unconsolidated entities	(18,402)	(23,130)	(32,668)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling interests in consolidated real estate partnerships	(15,399)	(2,509)	640
Provision for impairment losses related to depreciable real estate assets , net of noncontrolling interests in consolidated real estate partnerships	9,382	4,957	276
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling interests in consolidated real estate partnerships	(185,112)	(60,382)	(59,726)
Provision for impairment losses related to depreciable real estate assets, net of income taxes and noncontrolling interests in consolidated real estate partnerships	12,403	15,314	11,419
Depreciation of rental property, net of noncontrolling interests in consolidated real estate partnerships	19,169	42,068	56,746
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	(9,127)	(20,868)	(22,731)
Amounts allocable to participating securities	(503)	(556)	(738)
FFO attributable to Aimco common stockholders – diluted	$226,458	$181,814	$176,983
Preferred equity redemption related amounts	22,626	(3,904)	(254)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(1,341)	266	18
Amounts allocable to participating securities	(87)	16	1
Pro Forma FFO attributable to Aimco common stockholders – diluted	$247,656	$178,192	$176,748
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(66,722)	(73,802)	(60,181)
AFFO attributable to Aimco common stockholders – diluted	$180,934	$104,390	$116,567

Weighed average common shares outstanding – diluted (earnings per share)	134,479	119,312	116,369
Dilutive common share equivalents	264	314	324
Weighed average common shares outstanding – diluted (3)	134,743	119,626	116,693

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 16 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2012, 2011 and 2010, the Aimco Operating Partnership had outstanding 8,134,774, 8,368,855 and 8,377,645 common OP Units and equivalents.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
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
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales, proceeds from refinancings of existing property loans, borrowings under new property loans and borrowings under our Credit Agreement.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings. We may use our Credit Agreement for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
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
As further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred stock. At December 31, 2012, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce the amounts of net income (or increase the amounts of net loss) attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders by approximately $1.4 million and $1.5 million, respectively, on an annual basis. This effect could be mitigated by increasing income earned on our variable rate assets.
We are subject to total rate of return swaps that require specified loan-to-value ratios that may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At December 31, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 8 to the consolidated financial statements in Item 8 for additional information regarding these arrangements, including the maturity date of the swaps.
As of December 31, 2012, we had the capacity to borrow $454.6 million pursuant to our Credit Agreement, net of $45.4 million for undrawn letters of credit backed by the Credit Agreement.
At December 31, 2012, we had $84.4 million in cash and cash equivalents and $146.9 million of restricted cash, decreases of $6.7 million and $37.1 million, respectively from December 31, 2011. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2012, our net cash provided by operating activities of $316.8 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the year ended December 31, 2012 increased by $58.0 million as compared to the year ended December 31, 2011, primarily due to an increase in the net operating income of our properties, resulting from improved operations, and a decrease in cash paid for interest payments, due to the $20.7 million of prepayment penalties incurred during 2011 in connection with a series of refinancing transactions, as well as lower average debt balances and lower interest rates from our refinancing activities.
Investing Activities
For the year ended December 31, 2012, our net cash provided by investing activities of $111.7 million consisted primarily of proceeds from disposition of real estate, partially offset by capital expenditures and purchases of real estate.
We sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2012, we sold 75 consolidated properties for an aggregate sales price of $719.0 million, generating proceeds totaling $289.9 million after the amount of property debt repaid upon the sale or assumed by the buyers, and after the payment of transaction costs, debt prepayment penalties and distributions to limited partners. Net cash proceeds from property sales were used primarily to fund redevelopment spending on our conventional properties and property investments, including investments in other properties and acquisitions of the noncontrolling interests in certain of our consolidated properties.
Capital expenditures totaled $270.2 million, $200.4 million, and $178.9 million during the years ended December 31, 2012, 2011, and 2010, respectively. We generally fund capital additions with cash provided by operating activities, working capital and net proceeds from property sales. We categorize our capital spending broadly into four primary categories: Capital Replacements, Capital Improvements, redevelopment and casualty spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flow for the year ended December 31, 2012, 2011, and 2010, are presented below (dollars in thousands):

	2012	2011	2010
Capital Replacements	$64,076	$83,341	$74,650
Capital Improvements	83,980	72,709	45,392
Redevelopment additions	100,085	33,187	29,448
Casualty replacements	11,902	12,282	21,249
Total capital additions	260,043	201,519	170,739
Less: additions related to unconsolidated partnerships	(1,226)	(461)	(982)
Plus: additions related to sold or held for sale properties	12,142	5,673	4,715
Plus: additions related to consolidated properties not managed, commercial space, fitness facilities and other	1,144	533	858
Consolidated capital additions	272,103	207,264	175,330
Plus: net change in accrued capital spending	(1,893)	(6,892)	3,599
Capital expenditures per consolidated statements of cash flows	$270,210	$200,372	$178,929
Capital spending related to Redevelopment and Capital Improvements increased significantly during the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to redevelopment projects we commenced in early 2012. Capital spending related to Capital Improvements increased significantly in the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to large projects for property upgrades, primarily the installation of vinyl wood plank flooring at certain of our properties. We expect our conventional redevelopment spending to increase during 2013, to range of approximately $130.0 million to $160.0 million.
For the years ended December 31, 2012, 2011 and 2010, capital spending included $16.6 million, $14.0 million and $11.6 million of interest costs, respectively, and $33.7 million, $29.0 million and $30.0 million of site payroll and indirect costs, respectively.
Financing Activities
For the year ended December 31, 2012, our net cash used in financing activities of $435.1 million was primarily attributed to cash used to redeem preferred equity securities, debt principal payments, dividends and distributions paid to common and preferred security holders and distributions to and acquisitions of noncontrolling interests, partially offset by proceeds from our issuance of common equity securities, property loans and stock option exercises.
Property Debt
At December 31, 2012 and 2011, we had $4.7 billion and $5.2 billion, respectively, of consolidated property debt outstanding, which, at December 31, 2011, included $412.6 million of property debt classified within liabilities related to assets held for sale. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Credit Agreement
Our Credit Agreement consists of $500.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid which rate varies based on our leverage (initially either LIBOR plus 2.75% or, at our option, a base rate). The Credit Agreement matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.
As of December 31, 2012, we had no outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $454.6 million, net of $45.4 million for undrawn letters of credit backed by the Credit Agreement. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy, among other customary financial covenants, ratios of EBITDA to debt service and EBITDA to fixed charges of 1.50x and 1.30x, respectively. For the year ended December 31, 2012, as calculated based on the provisions in our Credit Agreement, we had a ratio of EBITDA to debt service of 1.65x and a ratio of EBITDA to fixed charges of 1.50x. We expect to remain in compliance with these covenants during 2013.
Equity and Partners’ Capital Transactions
During the year ended December 31, 2012, Aimco completed two public offerings of its Common Stock, generating approximately $641.4 million in net proceeds (inclusive of proceeds received upon the exercise of near-term expiring stock options in connection with one of the offerings). Aimco used these proceeds and other available cash to redeem $600.9 million of preferred stock.
In connection with Aimco’s Common Stock issuances, Aimco contributed the proceeds to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares issued. In connection with Aimco’s preferred stock redemptions, the Aimco Operating Partnership redeemed from Aimco Partnership Preferred Units corresponding to the preferred stock redeemed by Aimco.
Also during the year ended December 31, 2012, Aimco issued 405,090 shares of its 7.00% Class Z Cumulative Preferred Stock through its preferred stock at-the-market, or ATM, offering program, for net proceeds of $9.8 million. Aimco contributed the net proceeds from the sale of such shares of preferred stock to the Aimco Operating Partnership in exchange for an equal number of the Aimco Operating Partnership’s Class Z Cumulative Preferred Partnership Units.
Pursuant to ATM offering programs active at December 31, 2012, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common partnership units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the year ended December 31, 2012, Aimco paid cash dividends totaling $37.0 million and $104.0 million to preferred stockholders and common stockholders, respectively, and the Aimco Operating Partnership paid cash distributions of $12.6 million to holders of noncontrolling interests in the Aimco Operating Partnership.
During the year ended December 31, 2012, the Aimco Operating Partnership paid cash distributions totaling $43.5 million and $110.2 million to preferred unitholders and common unitholders, respectively, of which $37.0 million and $104.0 million, respectively, represented distributions to Aimco.
During the year ended December 31, 2012, we paid cash distributions of $45.2 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012 and late 2011.
During the year ended December 31, 2012, we acquired the remaining noncontrolling limited partnership interests in 11 consolidated real estate partnerships that own 17 properties and for which our affiliates serve as general partner, for a total cost of $50.7 million, and we redeemed approximately 416,000 common OP Units for cash of $10.8 million.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2012 (amounts in thousands):

	Total	Less than One Year	2-3 Years	4-5 Years	More than Five Years
Long-term debt (1)	$4,688,447	$268,599	$599,010	$1,045,720	$2,775,118
Interest related to long-term debt (2)	1,767,332	250,945	463,766	378,413	674,208
Leases for space	13,312	3,756	5,654	3,870	32
Other obligations (3)	234,518	169,720	64,798	—	—
Total	$6,703,609	$693,020	$1,133,228	$1,428,003	$3,449,358

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt.

(2)
Includes interest related to both fixed rate and variable rate debt. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2012. Refer to Note 7 in the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)
Includes a commitment to fund $2.3 million in second mortgage loans on certain properties in West Harlem, New York City, and approximately $232.2 million of obligations pursuant to construction contracts related to our redevelopment and construction projects.

In addition to the amounts presented in the table above, at December 31, 2012, we were obligated to make dividend payments on $68.9 million (liquidation value) of perpetual preferred stock outstanding with a weighted average annual dividend yield of 4.1% and distribution payments on $79.2 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.8% to 8.8%, or equal to the dividends paid on Aimco’s Common Stock.
As discussed in Note 6 to the consolidated financial statements in Item 8, we have notes receivable collateralized by second mortgages on certain properties in West Harlem in New York City. The obligor under these notes has the ability to put these properties to us upon the achievement of certain operating performance thresholds. Our acquisition of these properties pursuant to this put option would result in a cash payment by us of approximately $31.0 million at the lower performance threshold and $98.1 million at the higher performance threshold, and our assumption of approximately $118.2 million in property debt.
As discussed in Note 10 to the consolidated financial statements in Item 8, pursuant to financing arrangements on certain of our conventional redevelopment properties, we are contractually obligated to complete the planned projects. The majority of the capital spending will be funded from construction financing that will be converted to permanent non-recourse property loans upon completion of the projects. Based on the uncertainty regarding the timing and the final amounts of the expenditures, we have excluded them from the contractual obligations table above.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing and operating cash flows.
Off-Balance Sheet Arrangements
We own general and limited partner interests in unconsolidated real estate partnerships, in which our ownership interests range from less than 5% to 67%. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes or accounts receivable as reported in our consolidated financial statements (see Note 4 to the consolidated financial statements in Item 8 for further discussion of our involvement with variable interest entities and see Note 5 to the consolidated financial statements in Item 8 for additional information about our involvement with and investments in unconsolidated real estate partnerships).
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
As of December 31, 2012, on a consolidated basis, we had approximately $154.6 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $130.6 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.2 million and $1.4 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $1.2 million and $1.5 million, respectively, on an annual basis.
At December 31, 2012, we had approximately $334.2 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 9 to the consolidated financial statements in Item 8. The estimated aggregate fair value of our consolidated debt was approximately $5.1 billion at December 31, 2012 ($4.9 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt was approximately $4.7 billion at December 31, 2012 ($4.5 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.1 billion to $4.9 billion (from $4.9 billion to $4.7 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.1 billion to $5.4 billion (from $4.9 billion to $5.1 billion on a proportionate basis).
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on page F-1 of this Annual Report.
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
Management’s Report on Internal Control Over Financial Reporting
Aimco’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 25, 2013

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Aimco Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Partners of
AIMCO Properties, L.P.

We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 25, 2013

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Audit Committee” and “Corporate Governance Matters - Audit Committee Financial Expert” in the proxy statement for Aimco’s 2013 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at Fiscal Year End 2012,” “Option Exercises and Stock Vested in 2012,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2013 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2013 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 22, 2013, Aimco, through its consolidated subsidiaries, held 94.8% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2013 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
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

10.15	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
10.16	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.17	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.18	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Aimco
23.2	Consent of Independent Registered Public Accounting Firm - Aimco Operating Partnership
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.3
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

31.4
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
99.1	Agreement re: disclosure of long-term debt instruments - Aimco
99.2	Agreement re: disclosure of long-term debt instruments - Aimco Operating Partnership
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive loss; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

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

*     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 25, 2013

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By:AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 25, 2013
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ ERNEST M. FREEDMAN	Executive Vice President and	February 25, 2013
Ernest M. Freedman	Chief Financial Officer (principal financial officer)

/s/ PAUL BELDIN	Senior Vice President and	February 25, 2013
Paul Beldin	Chief Accounting Officer (principal accounting officer)

/s/ JAMES N. BAILEY	Director	February 25, 2013
James N. Bailey

/s/ THOMAS L. KELTNER	Director	February 25, 2013
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 25, 2013
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 25, 2013
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 25, 2013
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 25, 2013
Michael A. Stein

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 25, 2013

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands, except share data)

	2012	2011
ASSETS
Buildings and improvements	$6,390,253	$6,223,885
Land	1,943,166	1,929,018
Total real estate	8,333,419	8,152,903
Less accumulated depreciation	(2,820,765)	(2,562,574)
Net real estate ($599,302 and $773,233 related to VIEs)	5,512,654	5,590,329
Cash and cash equivalents ($23,599 and $43,286 related to VIEs)	84,413	91,066
Restricted cash ($38,576 and $41,724 related to VIEs)	146,859	183,970
Accounts receivable, net ($1,961 and $8,434 related to VIEs)	34,020	41,796
Notes receivable	102,897	111,205
Other assets ($221,638 and $70,930 related to VIEs)	520,537	382,949
Assets held for sale	—	470,547
Total assets	$6,401,380	$6,871,862
LIABILITIES AND EQUITY
Non-recourse property debt ($495,012 and $617,823 related to VIEs)	$4,688,447	$4,772,774
Accounts payable	30,747	32,607
Accrued liabilities and other ($162,765 and $79,573 related to VIEs)	318,669	282,451
Deferred income	128,577	138,808
Liabilities related to assets held for sale	—	417,164
Total liabilities	5,166,440	5,643,804
Preferred noncontrolling interests in Aimco Operating Partnership	80,046	83,384
Commitments and contingencies (Note 10)	—	—
Equity:
Perpetual Preferred Stock (Note 12)	68,114	657,114
Common Stock, $0.01 par value, 505,787,260 and 480,887,260 shares authorized, 145,563,903 and 120,916,294 shares issued/outstanding at December 31, 2012 and 2011, respectively	1,456	1,209
Additional paid-in capital	3,712,684	3,098,333
Accumulated other comprehensive loss	(3,542)	(6,860)
Distributions in excess of earnings	(2,863,287)	(2,841,467)
Total Aimco equity	915,425	908,329
Noncontrolling interests in consolidated real estate partnerships	271,065	270,666
Common noncontrolling interests in Aimco Operating Partnership	(31,596)	(34,321)
Total equity	1,154,894	1,144,674
Total liabilities and equity	$6,401,380	$6,871,862

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
REVENUES:
Rental and other property revenues	$991,428	$943,258	$922,910
Tax credit and asset management revenues	41,769	38,661	35,630
Total revenues	1,033,197	981,919	958,540
OPERATING EXPENSES:
Property operating expenses	402,225	405,866	415,513
Investment management expenses	12,008	10,459	14,477
Depreciation and amortization	345,077	342,820	363,261
Provision for real estate impairment losses	8,349	915	65
General and administrative expenses	49,602	50,906	53,374
Other expenses, net	15,776	17,796	9,267
Total operating expenses	833,037	828,762	855,957
Operating income	200,160	153,157	102,583
Interest income	9,913	9,681	9,769
Recovery of (provision for) losses on notes receivable, net	3,375	509	(949)
Interest expense	(246,761)	(290,168)	(276,538)
Equity in losses of unconsolidated real estate partnerships	(4,408)	(17,721)	(23,112)
Gain on dispositions of interests in unconsolidated real estate and other, net	21,886	2,398	10,631
Loss before income taxes and discontinued operations	(15,835)	(142,144)	(177,616)
Income tax benefit	929	6,541	16,839
Loss from continuing operations	(14,906)	(135,603)	(160,777)
Income from discontinued operations, net	210,267	77,439	71,153
Net income (loss)	195,361	(58,164)	(89,624)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(51,218)	257	13,301
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(6,496)	(6,683)	(4,964)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(5,191)	7,503	9,559
Total noncontrolling interests	(62,905)	1,077	17,896
Net income (loss) attributable to Aimco	132,456	(57,087)	(71,728)
Net income attributable to Aimco preferred stockholders	(49,888)	(45,852)	(53,590)
Net income attributable to participating securities	(422)	(222)	—
Net income (loss) attributable to Aimco common stockholders	$82,146	$(103,161)	$(125,318)
Earnings (loss) attributable to Aimco per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.59)	$(1.22)	$(1.48)
Income from discontinued operations attributable to Aimco common stockholders	1.20	0.36	0.40
Net income (loss) attributable to Aimco common stockholders	$0.61	$(0.86)	$(1.08)
Weighted average common shares outstanding – basic and diluted	134,479	119,312	116,369
See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income (loss)	$195,361	$(58,164)	$(89,624)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(2,581)	(5,885)	(2,747)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	1,673	1,667	1,642
Unrealized gains (losses) on debt securities classified as available-for-sale	4,341	(1,509)	—
Other comprehensive income (loss)	3,433	(5,727)	(1,105)
Comprehensive income (loss)	198,794	(63,891)	(90,729)
Comprehensive (income) loss attributable to noncontrolling interests	(63,020)	2,020	18,063
Comprehensive income (loss) attributable to Aimco	$135,774	$(61,871)	$(72,666)

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	24,940	$660,500	116,480	$1,165	$3,071,273	$(1,138)	$(2,492,082)	$1,239,718	$294,985	$1,534,703
Issuance of Preferred Stock	4,000	98,101	—	—	(3,346)	—	—	94,755	—	94,755
Redemption of Preferred Stock	(4,040)	(101,000)	—	—	4,511	—	(1,511)	(98,000)	—	(98,000)
Issuance of Common Stock	—	—	600	6	14,040	—	—	14,046	—	14,046
Aimco Operating Partnership units issued in exchange for noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	6,854	6,854
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(3,571)	(3,571)
Officer and employee stock awards and related amounts, net	—	—	555	5	2,748	—	—	2,753	—	2,753
Amortization of stock option and restricted stock compensation cost	—	—	—	—	8,182	—	—	8,182	—	8,182
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7,422	7,422
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	—	—	6,324	6,324
Adjustment to noncontrolling interests related to revision of investment balances	—	—	—	—	—	—	—	—	(38,718)	(38,718)
Effect of changes in ownership for consolidated entities	—	—	—	—	(27,391)	—	—	(27,391)	5,533	(21,858)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(27,724)	(27,724)	50,879	23,155
Change in accumulated other comprehensive loss	—	—	—	—	—	(938)	—	(938)	(167)	(1,105)
Other, net	—	—	8	—	279	—	(751)	(472)	1,876	1,404
Net loss	—	—	—	—	—	—	(71,728)	(71,728)	(22,860)	(94,588)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(47,827)	(47,827)
Common Stock dividends	—	—	—	—	—	—	(35,080)	(35,080)	—	(35,080)
Preferred Stock dividends	—	—	—	—	—	—	(52,079)	(52,079)	—	(52,079)
Balances at December 31, 2010	24,900	657,601	117,643	1,176	3,070,296	(2,076)	(2,680,955)	1,046,042	260,730	1,306,772
Issuance of Preferred Stock	869	21,075	—	—	(1,085)	—	—	19,990	—	19,990
Repurchase of Preferred Stock	(863)	(21,562)	—	—	1,292	—	3,904	(16,366)	—	(16,366)
Issuance of Common Stock	—	—	2,914	29	71,913	—	—	71,942	—	71,942
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(6,059)	(6,059)
Officer and employee stock awards and related amounts, net	—	—	317	3	2,094	—	10	2,107	—	2,107
Amortization of stock option and restricted stock compensation cost	—	—	42	1	5,882	—	—	5,883	—	5,883
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12,358	12,358
Effect of changes in ownership for consolidated entities	—	—	—	—	(52,059)	—	—	(52,059)	29,761	(22,298)
Change in accumulated other comprehensive loss	—	—	—	—	—	(4,784)	—	(4,784)	(943)	(5,727)
Other, net	—	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	(57,087)	(57,087)	(7,760)	(64,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,727)	(51,727)
Common Stock dividends	—	—	—	—	—	—	(57,583)	(57,583)	—	(57,583)
Preferred Stock dividends	—	—	—	—	—	—	(49,756)	(49,756)	—	(49,756)
Balances at December 31, 2011	24,906	657,114	120,916	1,209	3,098,333	(6,860)	(2,841,467)	908,329	236,345	1,144,674

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Issuance of Preferred Stock	405	10,039	—	—	(221)	—	—	9,818	—	9,818
Redemption of Preferred Stock	(24,037)	(599,039)	—	—	20,727	—	(22,626)	(600,938)	—	(600,938)
Issuance of Common Stock	—	—	22,144	221	594,158	—	—	594,379	—	594,379
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(11,079)	(11,079)
Amortization of stock option and restricted stock compensation cost	—	—	36	—	5,223	—	—	5,223	—	5,223
Exercises of stock options	—	—	2,253	24	48,883	—	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	—	—	—	(54,799)	—	—	(54,799)	1,559	(53,240)
Change in accumulated other comprehensive loss	—	—	—	—	—	3,318	—	3,318	115	3,433
Other, net	—	—	214	2	380	—	(380)	2	4,545	4,547
Net income	—	—	—	—	—	—	132,456	132,456	56,409	188,865
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,353)	(51,353)
Common Stock dividends	—	—	—	—	—	—	(104,006)	(104,006)	—	(104,006)
Preferred Stock dividends	—	—	—	—	—	—	(27,264)	(27,264)	—	(27,264)
Balances at December 31, 2012	1,274	$68,114	145,564	$1,456	$3,712,684	$(3,542)	$(2,863,287)	$915,425	$239,469	$1,154,894

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,361	$(58,164)	$(89,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	345,077	342,820	363,261
Provision for real estate impairment losses	8,349	915	65
Equity in losses of unconsolidated real estate partnerships	4,408	17,721	23,112
Gain on dispositions of interests in unconsolidated real estate and other	(21,886)	(2,398)	(10,631)
Income tax benefit	(929)	(6,541)	(16,839)
Stock-based compensation expense	4,871	5,381	7,331
Amortization of deferred loan costs and other	5,615	7,148	8,398
Discontinued operations:
Depreciation and amortization	21,674	52,513	73,572
Gain on disposition of real estate	(234,533)	(108,209)	(94,945)
Other adjustments to income from discontinued operations	25,242	25,321	20,247
Changes in operating assets and operating liabilities:
Accounts receivable	8,968	388	25,561
Other assets	21,748	7,927	17,798
Accounts payable, accrued liabilities and other	(67,138)	(26,003)	(69,806)
Total adjustments	121,466	316,983	347,124
Net cash provided by operating activities	316,827	258,819	257,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(89,716)	(64,976)	—
Capital expenditures	(270,210)	(200,372)	(178,929)
Proceeds from dispositions of real estate	484,904	326,853	218,571
Purchases of interests in unconsolidated real estate and corporate assets	(7,818)	(15,123)	(9,399)
Purchase of investment in debt securities	—	(51,534)	—
Proceeds from sales of and distributions from unconsolidated real estate partnerships	31,192	17,095	19,707
Net increase in cash from consolidation and deconsolidation of entities	—	—	13,128
Other investing activities	(36,685)	28,551	23,297
Net cash provided by investing activities	111,667	40,494	86,375
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	243,253	927,093	449,384
Principal repayments on non-recourse property debt	(447,792)	(1,083,690)	(493,128)
Payments on term loans	—	—	(90,000)
Proceeds from issuance of Preferred Stock	9,818	19,990	96,110
Proceeds from issuance of Common Stock	594,379	71,942	14,046
Redemptions and repurchases of Preferred Stock	(600,938)	(36,367)	(108,000)
Proceeds from Common Stock option exercises	48,907	1,806	1,806
Payment of dividends to holders of Preferred Stock	(37,019)	(49,756)	(53,435)
Payment of dividends to holders of Common Stock	(104,006)	(57,583)	(46,729)
Payment of distributions to noncontrolling interests	(57,849)	(58,413)	(54,557)
Purchases of noncontrolling interests in consolidated real estate partnerships	(71,145)	(20,909)	(17,238)
Other financing activities	(12,755)	(33,685)	(12,069)
Net cash used in financing activities	(435,147)	(319,572)	(313,810)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,653)	(20,259)	30,065
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325	81,260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,413	$91,066	$111,325

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$294,423	$336,565	$311,432
Cash paid for income taxes	1,056	1,233	1,899
Non-cash transactions associated with the acquisition or disposition of real estate:
Secured debt assumed in connection with our acquisition of real estate	38,779	—	—
Secured debt assumed by buyer in connection with our disposition of real estate	208,134	127,494	157,629
Issuance of notes receivable in connection with the disposition of real estate	—	—	4,544
Non-cash transactions associated with consolidation and deconsolidation of real estate partnerships:
Real estate, net	—	—	80,629
Investments in and notes receivable primarily from affiliated entities	—	—	41,903
Restricted cash and other assets	—	—	3,290
Non-recourse debt	—	—	61,211
Noncontrolling interests in consolidated real estate partnerships	—	—	57,099
Accounts payable, accrued and other liabilities	—	—	20,640
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	4,553	168	6,854

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), partners' capital and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 25, 2013

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands)

	2012	2011
ASSETS
Buildings and improvements	$6,390,253	$6,223,885
Land	1,943,166	1,929,018
Total real estate	8,333,419	8,152,903
Less accumulated depreciation	(2,820,765)	(2,562,574)
Net real estate ($599,302 and $773,233 related to VIEs)	5,512,654	5,590,329
Cash and cash equivalents ($23,599 and $43,286 related to VIEs)	84,413	91,066
Restricted cash ($38,576 and $41,724 related to VIEs)	146,859	183,970
Accounts receivable, net ($1,961 and $8,434 related to VIEs)	34,020	41,796
Notes receivable	102,897	111,205
Other assets ($221,638 and $70,930 related to VIEs)	520,537	382,949
Assets held for sale	—	470,547
Total assets	$6,401,380	$6,871,862
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($495,012 and $617,823 related to VIEs)	$4,688,447	$4,772,774
Accounts payable	30,747	32,607
Accrued liabilities and other ($162,765 and $79,573 related to VIEs)	318,669	282,451
Deferred income	128,577	138,808
Liabilities related to assets held for sale	—	417,164
Total liabilities	5,166,440	5,643,804
Redeemable preferred units	80,046	83,384
Commitments and contingencies (Note 10)	—	—
Partners’ Capital:
Preferred units	68,114	657,114
General Partner and Special Limited Partner	847,311	251,215
Limited Partners	(31,596)	(34,321)
Partners’ capital attributable to the Aimco Operating Partnership	883,829	874,008
Noncontrolling interests in consolidated real estate partnerships	271,065	270,666
Total partners’ capital	1,154,894	1,144,674
Total liabilities and partners’ capital	$6,401,380	$6,871,862

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2012, 2011 and 2010
(In thousands, except per unit data)

	2012	2011	2010
REVENUES:
Rental and other property revenues	$991,428	$943,258	$922,910
Tax credit and asset management revenues	41,769	38,661	35,630
Total revenues	1,033,197	981,919	958,540
OPERATING EXPENSES:
Property operating expenses	402,225	405,866	415,513
Investment management expenses	12,008	10,459	14,477
Depreciation and amortization	345,077	342,820	363,261
Provision for real estate impairment losses	8,349	915	65
General and administrative expenses	49,602	50,906	53,374
Other expenses, net	15,776	17,796	9,267
Total operating expenses	833,037	828,762	855,957
Operating income	200,160	153,157	102,583
Interest income	9,913	10,980	10,628
Recovery of losses on notes receivable, net	3,375	509	(949)
Interest expense	(246,761)	(290,168)	(276,538)
Equity in losses of unconsolidated real estate partnerships	(4,408)	(17,721)	(23,112)
Gain on dispositions of interests in unconsolidated real estate and other, net	21,886	2,398	10,631
Loss before income taxes and discontinued operations	(15,835)	(140,845)	(176,757)
Income tax benefit	929	6,541	16,839
Loss from continuing operations	(14,906)	(134,304)	(159,918)
Income from discontinued operations, net	210,267	77,439	71,153
Net income (loss)	195,361	(56,865)	(88,765)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(51,218)	257	13,301
Net income (loss) attributable to the Aimco Operating Partnership	144,143	(56,608)	(75,464)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(56,384)	(52,535)	(58,554)
Net income attributable to participating securities	(422)	(222)	—
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$87,337	$(109,365)	$(134,018)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted:
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(0.59)	$(1.21)	$(1.47)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	1.20	0.35	0.40
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.61	$(0.86)	$(1.07)
Weighted average common units outstanding – basic and diluted	142,614	127,681	124,747

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income (loss)	$195,361	$(56,865)	$(88,765)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(2,581)	(5,885)	(2,747)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive loss	1,673	1,667	1,642
Unrealized gains (losses) on debt securities classified as available-for-sale	4,341	(1,509)	—
Other comprehensive income (loss)	3,433	(5,727)	(1,105)
Comprehensive income (loss)	198,794	(62,592)	(89,870)
Comprehensive (income) loss attributable to noncontrolling interests	(51,134)	697	13,468
Comprehensive income (loss) attributable to the Aimco Operating Partnership	$147,660	$(61,895)	$(76,402)

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Non - controlling Interests	Total Partners’ Capital
Balances at December 31, 2009	$660,500	$596,497	$(22,100)	$1,234,897	$316,177	$1,551,074
Issuance of preferred units to Aimco	98,101	(3,346)	—	94,755	—	94,755
Redemption of preferred units held by Aimco	(101,000)	3,000	—	(98,000)	—	(98,000)
Issuance of common partnership units to Aimco	—	14,046	—	14,046	—	14,046
Common units issued in exchange for noncontrolling interests in consolidated real estate partnerships	—	—	6,854	6,854	—	6,854
Redemption of partnership units held by non-Aimco partners	—	—	(3,571)	(3,571)	—	(3,571)
Contribution from Aimco related to employee stock purchases and related amounts, net	—	2,753	—	2,753	—	2,753
Amortization of Aimco stock-based compensation	—	8,182	—	8,182	—	8,182
Contributions from noncontrolling interests	—	—	—	—	7,422	7,422
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	6,324	6,324
Adjustment to noncontrolling interests related to revision of investment balances	—	—	—	—	(38,718)	(38,718)
Effect of changes in ownership for consolidated entities	—	(27,391)	—	(27,391)	5,533	(21,858)
Cumulative effect of a change in accounting principle	—	(27,724)	104	(27,620)	50,775	23,155
Change in accumulated other comprehensive loss	—	(938)	—	(938)	(167)	(1,105)
Other, net	—	(472)	—	(472)	1,876	1,404
Net loss	—	(71,428)	(9,000)	(80,428)	(13,301)	(93,729)
Distributions to noncontrolling interests	—	—	—	—	(44,463)	(44,463)
Distributions to common unitholders	—	(35,080)	(3,364)	(38,444)	—	(38,444)
Distributions to preferred unitholders	—	(52,079)	—	(52,079)	—	(52,079)
Balances at December 31, 2010	657,601	406,020	(31,077)	1,032,544	291,458	1,324,002
Issuance of preferred units to Aimco	21,075	(1,085)	—	19,990	—	19,990
Redemption of preferred units held by Aimco	(21,562)	5,196	—	(16,366)	—	(16,366)
Issuance of common partnership units to Aimco	—	71,942	—	71,942	—	71,942
Redemption of partnership units held by non-Aimco partners	—	—	(6,059)	(6,059)	—	(6,059)
Contribution from Aimco related to employee stock purchases, net	—	2,107	—	2,107	—	2,107
Amortization of Aimco stock-based compensation	—	5,883	—	5,883	—	5,883
Contributions from noncontrolling interests	—	—	—	—	12,358	12,358
Effect of changes in ownership for consolidated entities	—	(52,059)	15,799	(36,260)	13,962	(22,298)
Change in accumulated other comprehensive loss	—	(4,784)	(503)	(5,287)	(440)	(5,727)
Other, net	—	—	(63)	(63)	48	(15)
Net loss	—	(56,137)	(7,154)	(63,291)	(257)	(63,548)
Distributions to noncontrolling interests	—	—	—	—	(46,463)	(46,463)
Distributions to common unitholders	—	(76,112)	(5,264)	(81,376)	—	(81,376)
Distributions to preferred unitholders	—	(49,756)	—	(49,756)	—	(49,756)
Balances at December 31, 2011	657,114	251,215	(34,321)	874,008	270,666	1,144,674

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Non - controlling Interests	Total Partners’ Capital
Issuance of preferred units to Aimco	10,039	(221)	—	9,818	—	9,818
Redemption of preferred units held by Aimco	(599,039)	(1,899)	—	(600,938)	—	(600,938)
Issuance of common partnership units to Aimco	—	594,379	—	594,379	—	594,379
Redemption of partnership units held by non-Aimco partners	—	—	(11,079)	(11,079)	—	(11,079)
Amortization of Aimco stock-based compensation	—	5,223	—	5,223	—	5,223
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	48,907	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	(54,799)	10,022	(44,777)	(8,463)	(53,240)
Change in accumulated other comprehensive loss	—	3,318	199	3,517	(84)	3,433
Other, net	—	2	4,545	4,547	—	4,547
Net income	—	132,456	5,191	137,647	51,218	188,865
Distributions to noncontrolling interests	—	—	—	—	(45,200)	(45,200)
Distributions to common unitholders	—	(104,006)	(6,153)	(110,159)	—	(110,159)
Distributions to preferred unitholders	—	(27,264)	—	(27,264)	—	(27,264)
Balances at December 31, 2012	$68,114	$847,311	$(31,596)	$883,829	$271,065	$1,154,894

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,361	$(56,865)	$(88,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	345,077	342,820	363,261
Provision for real estate impairment losses	8,349	915	65
Equity in losses of unconsolidated real estate partnerships	4,408	17,721	23,112
Gain on dispositions of interests in unconsolidated real estate and other	(21,886)	(2,398)	(10,631)
Income tax benefit	(929)	(6,541)	(16,839)
Stock-based compensation expense	4,871	5,381	7,331
Amortization of deferred loan costs and other	5,615	7,148	8,398
Discontinued operations:
Depreciation and amortization	21,674	52,513	73,572
Gain on disposition of real estate	(234,533)	(108,209)	(94,945)
Other adjustments to income from discontinued operations	25,242	25,321	20,247
Changes in operating assets and operating liabilities:
Accounts receivable	8,968	388	25,561
Other assets	21,748	6,628	16,939
Accounts payable, accrued liabilities and other	(67,138)	(26,003)	(69,806)
Total adjustments	121,466	315,684	346,265
Net cash provided by operating activities	316,827	258,819	257,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(89,716)	(64,976)	—
Capital expenditures	(270,210)	(200,372)	(178,929)
Proceeds from dispositions of real estate	484,904	326,853	218,571
Purchases of interests in unconsolidated real estate and corporate assets	(7,818)	(15,123)	(9,399)
Purchase of investment in debt securities	—	(51,534)	—
Proceeds from sale of interests in and distributions from real estate partnerships	31,192	17,095	19,707
Net increase in cash from consolidation and deconsolidation of entities	—	—	13,128
Dividends received from Aimco	—	269	224
Repayment of notes receivable from Aimco	—	18,529	—
Other investing activities	(36,685)	28,551	23,297
Net cash provided by investing activities	111,667	59,292	86,599
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	243,253	927,093	449,384
Principal repayments on non-recourse property debt	(447,792)	(1,083,690)	(493,128)
Payments on term loans	—	—	(90,000)
Proceeds from issuance of preferred units to Aimco	9,818	19,990	96,110
Proceeds from issuance of common partnership units to Aimco	594,379	71,942	14,046
Redemption and repurchase of preferred units from Aimco	(600,938)	(36,367)	(108,000)
Proceeds from Aimco Common Stock option exercises	48,907	1,806	1,806
Payment of distributions to preferred units	(43,515)	(56,439)	(60,165)
Payment of distributions to General Partner and Special Limited Partner	(104,006)	(76,381)	(46,953)
Payment of distributions to Limited Partners	(4,375)	(3,786)	(2,428)
Payment of distributions to High Performance Units	(1,778)	(1,478)	(936)
Payment of distributions to noncontrolling interests	(45,200)	(46,466)	(44,463)
Purchases of noncontrolling interests in consolidated real estate partnerships	(71,145)	(20,909)	(17,238)
Other financing activities	(12,755)	(33,685)	(12,069)
Net cash used in financing activities	(435,147)	(338,370)	(314,034)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,653)	(20,259)	30,065
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91,066	111,325	81,260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,413	$91,066	$111,325

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	294,423	336,565	311,432
Cash paid for income taxes	1,056	1,233	1,899
Non-cash transactions associated with the acquisition or disposition of real estate:
Secured debt assumed in connection with our acquisition of real estate	38,779	—	—
Secured debt assumed by buyer in connection with our disposition of real estate	208,134	127,494	157,629
Issuance of notes receivable in connection with the disposition of real estate	—	—	4,544
Non-cash transactions associated with consolidation and deconsolidation of real estate partnerships:
Real estate, net	—	—	80,629
Investments in and notes receivable primarily from affiliated entities	—	—	41,903
Restricted cash and other assets	—	—	3,290
Non-recourse debt	—	—	61,211
Noncontrolling interests in consolidated real estate partnerships	—	—	57,099
Accounts payable, accrued and other liabilities	—	—	20,640
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	4,553	168	6,854

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
NOTE 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets of the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2012, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 153,569,090 common partnership units and equivalents outstanding. At December 31, 2012, Aimco owned 145,563,903 of the common partnership units (94.8% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2012, we owned an equity interest in 175 conventional real estate properties with 55,879 units and 90 affordable real estate properties with 12,098 units. Of these properties, we consolidated 171 conventional properties with 55,737 units and 72 affordable properties with 10,370 units. These conventional and affordable properties generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 19) during the year ended December 31, 2012.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Aimco’s accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated subsidiaries.
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
Variable Interest Entities
We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. Refer to Note 4 for further information regarding our involvement with VIEs.
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
Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the property. At December 31, 2012, the weighted average depreciable life of our acquired buildings and improvements was approximately 30 years. As discussed under Impairment of Long Lived Assets below, we may adjust depreciation of properties that are expected to be disposed of or demolished prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired properties are depreciated over five years.
At December 31, 2012 and 2011, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $19.8 million and $23.6 million, respectively, which are net of accumulated amortization of $32.5 million and $29.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010, we included amortization of below-market leases of $3.3 million, $4.3 million and $3.9 million, respectively, in rental and other property revenues in our consolidated statements of operations. At December 31, 2012, our below-market leases had a weighted average amortization period of 6.8 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

	2013	2014	2015	2016	2017
Estimated amortization	$2,553	$2,312	$2,059	$1,795	$1,586
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
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is generally 5, 15 or 30 years. All capitalized site payroll and indirect costs are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects.
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
For the years ended December 31, 2012, 2011 and 2010, for continuing and discontinued operations, we capitalized to buildings and improvements $16.6 million, $14.0 million and $11.6 million of interest costs, respectively, and $33.7 million, $29.0 million and $30.0 million of site payroll and indirect costs, respectively.
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
Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, we recorded provisions for real estate impairment losses of $8.3 million, $0.9 million and $0.1 million, respectively, related to properties classified as held for use.
Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. We recognized no significant amounts of such adjustments during the periods presented.
Discontinued Operations
We classify certain properties and related assets and liabilities as held for sale when they meet certain criteria, as defined in GAAP. The operating results of such properties as well as those properties sold during the periods presented are included in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties once they have been classified as held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized. See Note 15 for additional information regarding discontinued operations.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, tax and insurance escrow accounts held by lenders and tenant security deposits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities. We evaluate collectability of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $1.2 million and $3.3 million as of December 31, 2012 and 2011, respectively.

We evaluate collectability of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $2.7 million and $2.1 million as of December 31, 2012 and 2011, respectively.
Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectability of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates, which are classified within other assets in our consolidated balance sheets, totaled $4.4 million and $4.6 million, and were net of allowances for doubtful accounts of approximately $0.8 million and $0.5 million as of December 31, 2012 and 2011, respectively.
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
In addition to the notes discussed above, we have notes receivable from our unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets. These notes are due from partnerships in which we are one of the general partners but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from unconsolidated real estate partnerships totaled $5.0 million and $6.7 million at December 31, 2012 and 2011, respectively, and were net of allowances for loan losses of $0.4 million and $0.4 million, respectively.
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
Investments in Available For Sale Securities
As discussed in Note 3, during 2011, we purchased an investment in the first loss and mezzanine positions in a securitization trust which holds certain of our property loans. We designated these investments as available for sale securities and they are included in other assets in our consolidated balance sheets at December 31, 2012 and 2011. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. Based on their classification as available for sale securities, we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital.
Intangible Assets
At December 31, 2012 and 2011, other assets included goodwill associated with our reportable segments of $54.5 million, and at December 31, 2011 assets held for sale included $7.5 million of goodwill allocated to properties sold during 2012. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2012, 2011 or 2010.
During the years ended December 31, 2012, 2011 and 2010, we allocated $7.5 million, $5.1 million and $4.7 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated.
Other assets also includes intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. For the years ended December 31, 2012, 2011 and 2010, we capitalized software purchase and development costs totaling $5.8 million, $12.6 million and $8.7 million, respectively. At December 31, 2012 and 2011, other assets included $27.5 million and $31.9 million of net capitalized software, respectively. During the years ended December 31, 2012, 2011 and 2010, we recognized amortization of capitalized software of $10.0 million, $8.7 million and $10.2 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
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
The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. However, as discussed in Note 3, we consolidate certain properties associated with our legacy asset management business for which we do not control the execution of sales and other events leading to the liquidation of these partnerships. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships is approximately $271.1 million at December 31, 2012. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life noncontrolling interests, the number of properties in which there is direct or indirect noncontrolling ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the noncontrolling interests in an assumed liquidation at December 31, 2012. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our noncontrolling interests exceeds their aggregate carrying amount. As a result of our ability to control real estate sales and other events that require payment of noncontrolling interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related noncontrolling interests, we anticipate that the eventual liquidation of these noncontrolling interests will not have an adverse impact on our financial condition.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2012, 2011 and 2010 is shown in our consolidated statements of equity and further discussed in Note 3. The effect on our equity of sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our equity is reflected as gains on disposition of real estate. In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related real estate property, we write off the remaining amounts of noncontrolling interest in our consolidated balance sheet related to such partnerships through noncontrolling interests within consolidated net income (loss) attributable to Aimco and net income (loss) attributable to the Aimco Operating Partnership.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units, HPUs and preferred OP Units. Within Aimco’s consolidated financial statements, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units and equivalents based on the weighted average number of common partnership units (including those held by Aimco) and equivalents outstanding during the period. During the years ended December 31, 2012, 2011 and 2010, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 5.7%, 6.6% and 6.7%, respectively. Holders of the preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 13 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
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
Advertising Costs
We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2012, 2011 and 2010, for both continuing and discontinued operations, total advertising expense was $11.8 million, $11.7 million and $14.2 million, respectively.
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
Share-Based Compensation
We recognize all share-based employee compensation, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value and recognize compensation cost, which is net of estimates for expected forfeitures, ratably over the awards’ requisite service period. See Note 14 for further discussion of our share-based compensation.
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
Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment, and we and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. Any taxes imposed on us reduce our operating cash flow and net income.
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
Comprehensive Income or Loss
As discussed in the preceding Investments in Available for Sale Securities section, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity. Additionally, as discussed in Note 8, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income or loss for the years ended December 31, 2012, 2011 and 2010, along with the corresponding amounts of such comprehensive income or loss attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, is presented within the accompanying consolidated statements of comprehensive income or loss.
Earnings per Share and Unit
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. See Note 16 for further information regarding earnings per share and unit computations.

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications and Adjustments
Certain items included in the 2011 and 2010 financial statements have been reclassified to conform to the current presentation, including adjustments for discontinued operations.
NOTE 3 — Investments in Real Estate and Other Significant Transactions
Asset Management Business Disposition
On December 19, 2012, we closed the sale of the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over the next six years. The notes will be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized a sale and will account for the transaction under the profit sharing method. Under this method, until full payment has been received for the seller-financed notes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. Any cash payments we receive under the sale and related financing will be reflected as deferred income in our consolidated balance sheets until full payment has been received for the seller-financed notes.
At December 31, 2012, the Napico portfolio consisted of 20 partnerships that held investments in 16 apartment properties that were consolidated and 102 apartment properties that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities are included in other assets and liabilities, and are summarized below (dollars in thousands):

December 31, 2012
Real estate, net	$127,025
Cash and cash equivalents and restricted cash	31,560
Investment in unconsolidated real estate partnerships	15,997
Other assets	4,163
Total assets	$178,745

Total indebtedness	$110,737
Accrued and other liabilities	29,435
Total liabilities	$140,172
Based on our limited historical economic ownership in this portfolio, the majority of the assets and liabilities shown above are attributed to noncontrolling interests and do not have a significant effect on consolidated equity attributable to Aimco and partners’ capital attributable to the Aimco Operating Partnership. At December 31, 2012, noncontrolling interests in consolidated real estate partnerships within our consolidated balance sheet includes $57.2 million related to the Napico portfolio. Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.

Investments in Real Estate Properties
During the year ended December 31, 2012, we acquired conventional properties as set forth in the table below (dollars in thousands):

	Year Ended December 31, 2012
Property location	San Diego, CA	Manhattan, NY	Phoenix, AZ
Number of residential units	84	42	488
Fair value of real estate acquired	$19,814	$38,423	$72,310
Non-recourse property debt assumed (outstanding principal balance)	$9,695	$—	$29,124
Non-recourse property debt assumed (fair value)	$10,684	$—	$33,254

During the year ended December 31, 2011, we acquired a vacant, 126-unit property located in Marin County, north of San Francisco, California. We are in the process of redeveloping this property with a total expected investment in this property of $85.0 million upon completion, which is expected in late 2013. During the year ended December 31, 2011, we also acquired noncontrolling interests (approximately 50%) in entities that own four contiguous properties with 142 units located in La Jolla, California.
Acquisitions of Noncontrolling Interests in Consolidated Real Estate Partnerships
As set forth in the table below (dollars in thousands), during the years ended December 31, 2012, 2011 and 2010, we acquired the remaining noncontrolling limited partner interests in consolidated real estate partnerships in which our affiliates serve as the general partner.

	Year Ended December 31,
	2012	2011	2010
Consolidated partnerships in which remaining limited partnership interests were acquired	11	12	3
Number of properties owned by partnerships	17	15	3
Cost of limited partnership interests acquired	$50,654	$22,305	$21,732
Excess of consideration paid over the carrying amount of noncontrolling interests acquired	$44,774	$32,272	$27,391

In connection with these acquisitions, the Aimco Operating Partnership recognized the excess of the consideration paid over the carrying amounts of the noncontrolling interests acquired as an adjustment of additional paid-in capital within partners’ capital (which is included in effects of changes in ownership for consolidated entities in the Aimco Operating Partnership’s consolidated statements of partners’ capital). This amount is allocated between Aimco and noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated statements of equity.
Disposition of Interests in Unconsolidated Real Estate
During the years ended December 31, 2012, 2011 and 2010, we recognized $21.9 million, $2.4 million and $10.6 million, respectively, in net gains on disposition of interests in unconsolidated real estate. The majority of the gains recognized in 2012 primarily related to our sale of interests in unconsolidated real estate partnerships. The remainder of the gains recognized in 2012, and substantially all of the gains recognized in 2011 and 2010 related to sales of investments held by consolidated partnerships in which we generally held a nominal general partner or equivalent interest. Accordingly, substantially all of these gains were allocated to the noncontrolling interests in the consolidated partnerships that held the investments in these unconsolidated partnerships.
Property Loan Securitization Transactions
During the years ended December 31, 2011 and 2010, we completed a series of related financing transactions that repaid non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with proceeds from new long-term, fixed-rate, non-recourse property loans, or the New Loans. The New Loans, which total $673.8 million, consisted of $218.6 million that closed during the year ended December 31, 2010 and $455.2 million that closed during the year ended December 31, 2011. At origination, all of the New Loans had terms of 10 years, with principal scheduled to amortize over 30 years. Subsequent to origination, the New Loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the New Loans. The securitization trust holds only the New Loans referenced above and the trust securities trade under the label FREMF

2011K-AIV. In connection with the refinancings, during the year ended December 31, 2011, we recognized a loss on debt extinguishment of $23.0 million in interest expense, consisting of $20.7 million in prepayment penalties and a $2.3 million write-off of previously deferred loan costs.
During the year ended December 31, 2011, as part of the securitization transaction, we purchased the first loss and mezzanine positions in the securitization trust. These investments were initially recognized at their purchase price and the discount to the face value will be accreted into interest income over the expected term of the securities. Refer to Note 9 for further information regarding the fair and amortized cost values of these investments.
NOTE 4 — Variable Interest Entities
As of December 31, 2012, we were the primary beneficiary of, and therefore consolidated, 70 VIEs, which owned 56 apartment properties with 9,792 units. Real estate with a carrying value of $599.3 million collateralized $495.0 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of December 31, 2012, we also held variable interests in 40 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 93 apartment properties with 2,943 units. We are involved with those VIEs as an equity holder or lender. Our maximum risk of loss related to our investment in these VIEs is limited to our $4.2 million recorded investment in such entities, which is included in other assets within our consolidated balance sheets.
In addition to our investments in unconsolidated VIEs discussed above, at December 31, 2012, we had in aggregate $97.4 million of receivables from these unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 6) and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $2.3 million. Our maximum risk of loss associated with our lending activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
In addition to the consolidated and unconsolidated VIEs discussed above, at December 31, 2012, our consolidated financial statements included certain consolidated and unconsolidated VIEs that were sold in connection with the sale of our legacy asset management business.

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships
We owned general and limited partner interests in unconsolidated real estate partnerships that owned approximately 22, 123 and 173 properties at December 31, 2012, 2011 and 2010, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. At December 31, 2012, our ownership interests in these unconsolidated real estate partnerships ranged from 5% to 67%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Real estate, net of accumulated depreciation	$107,419	$429,780	$624,913
Total assets	114,658	472,904	676,373
Non-recourse property debt and other notes payable	122,019	321,236	494,967
Total liabilities	132,767	455,591	726,480
Partners’ (deficit) capital	(18,109)	17,313	(50,107)
Rental and other property revenues	72,636	114,974	145,598
Property operating expenses	(49,331)	(75,934)	(93,521)
Depreciation expense	(18,388)	(26,323)	(36,650)
Interest expense	(21,354)	(27,108)	(40,433)
(Impairment losses)/Gain on sale, net	(4,140)	22,598	(29,316)
Net (loss) income	(21,108)	6,773	(58,274)

The decrease in the number of unconsolidated properties from 2011 to 2012 is primarily attributed to the sale in December 2012 of our legacy asset management business, as further discussed in Note 3. Based on the timing of the sale, the results of operations of the unconsolidated properties in this portfolio are included in the table above. The decrease in the number of unconsolidated properties from 2010 to 2011 and the related effect on the selected combined financial information presented is primarily attributed to the sale of our interests in the partnerships owning these properties or the partnerships’ sale of the underlying properties followed by partnership liquidations during these periods. The decrease from 2010 to 2011 was partially offset by our investment during 2011 in unconsolidated entities that own properties in La Jolla, California. A significant portion of the selected combined financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2012, 2011 and 2010 related to investments in other unconsolidated real estate partnerships in which we generally held a nominal general partnership interest. Accordingly, substantially all of the assets and liabilities and results of operations related to these investment partnerships were attributed to the noncontrolling interests in such entities.
At the time we acquired certain of our investments in unconsolidated real estate partnerships, the cost of our investment generally exceeded the historical carrying amounts of the partnerships’ net assets. Additionally, our unconsolidated investment balances at 2011 included various investment partnerships (along with their investments in unconsolidated real estate partnerships) we consolidated at fair values that exceeded the historical carrying amounts of the underlying unconsolidated real estate partnerships’ net assets. At December 31, 2012 and 2011, our aggregate recorded investment in unconsolidated partnerships of $18.7 million and $47.8 million, respectively, exceeded our share of the underlying historical partners’ deficit of the partnerships by approximately $6.9 million and $46.5 million, respectively.
NOTE 6 — Notes Receivable
The following table summarizes our notes receivable as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Par value notes	$5,439	$15,695
Discounted notes	97,458	95,510
Total notes receivable	$102,897	$111,205
Face value of discounted notes	$104,013	$103,471
Notes receivable have various annual interest rates ranging between 2.2% and 8.8% and averaging 4.0%. Included in the notes receivable at December 31, 2012 and 2011 are $101.3 million and $99.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.
All of our discounted notes have stated maturity dates and none are past due. All of the notes receivable shown above are estimated to be collectible and have not been impaired for the periods presented.
Discounted notes at December 31, 2012 and 2011, include $93.1 million and $91.2 million, respectively, from certain entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110.0 million, including $16.4 million for property improvements and an interest reserve, of which $2.3 million had not been funded as of December 31, 2012. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 84 buildings containing 1,596 residential units and 43 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings (see Note 10). We determined that the stated interest rate on the notes on the date the loan was originated was a below-market interest rate and recorded a $17.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount, which is included in interest income in our consolidated statements of operations, totaled $1.1 million, $1.0 million and $0.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. The value of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.
We recognized interest income, including accretion, of $4.3 million, $4.8 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to these notes receivable.

NOTE 7 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt
We finance our properties primarily using long-dated, fixed-rate borrowings, each of which is collateralized by a single real estate property and is non-recourse to us. The following table summarizes our property loans payable related to properties classified as held for use at December 31, 2012 and 2011 (dollars in thousands):

	Weighted Average Interest Rate	Principal Outstanding
	2012	2012	2011
Fixed rate property loans payable	5.58%	$4,434,363	$4,472,385
Variable rate property loans payable	2.93%	24,038	28,730
Total		$4,458,401	$4,501,115
Fixed rate property loans payable mature at various dates through January 2055. Variable rate property loans payable mature at various dates through January 2019. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2012, our property loans payable related to properties classified as held for use were each secured by one of 221 properties that had an aggregate gross book value of $7,701.5 million.
The following table summarizes our property tax-exempt bond financings related to properties classified as held for use at December 31, 2012 and 2011 (dollars in thousands):

	Weighted Average Interest Rate	Principal Outstanding
	2012	2012	2011
Fixed rate property tax-exempt bonds payable	4.92%	$99,447	$132,033
Variable rate property tax-exempt bonds payable	1.51%	130,599	139,626
Total		$230,046	$271,659
Fixed rate property tax-exempt bonds payable mature at various dates through February 2061. Variable rate property tax-exempt bonds payable mature at various dates through July 2033. Principal and interest on these bonds are generally payable in semi-annual installments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2012, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2012, our property tax-exempt bond financings related to properties classified as held for use were each secured by one of 21 properties that had an aggregate gross book value of $511.3 million.
At December 31, 2012, property tax-exempt bonds payable with a weighted average fixed rate of 5.9% have been converted to a weighted average variable rate of 2.1% using total rate of return swaps that mature during May 2014. These property tax-exempt bonds payable are presented above as variable rate debt at their carrying amounts, or fair value, of $71.4 million. See Note 8 for further discussion of our total rate of return swap arrangements.
Our consolidated property debt instruments contain covenants common to the type of borrowing. At December 31, 2012, we were in compliance with all covenants pertaining to our consolidated debt instruments.
As of December 31, 2012, the scheduled principal amortization and maturity payments for our property tax-exempt bonds and property loans payable related to properties in continuing operations are as follows (in thousands):

	Amortization	Maturities	Total
2013	$86,570	$182,029	$268,599
2014	89,438	235,975	325,413
2015	90,486	183,111	273,597
2016	87,698	429,593	517,291
2017	81,529	446,900	528,429
Thereafter			2,775,118
			$4,688,447

Credit Agreement
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
As of December 31, 2012 and 2011, we had no outstanding borrowings under the Credit Agreement. As of December 31, 2012, we had the capacity to borrow $454.6 million, net of the outstanding borrowings and $45.4 million for undrawn letters of credit backed by the Credit Agreement. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
NOTE 8 — Derivative Financial Instruments
We have limited exposure to derivative financial instruments. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity and partners’ capital, as appropriate.
As of December 31, 2012 and 2011, we had interest rate swaps with aggregate notional amounts of $51.0 million and $51.4 million, respectively, and recorded fair values of $8.0 million and $7.0 million, respectively, reflected in accrued liabilities and other in our consolidated balance sheets. At December 31, 2012, these interest rate swaps had a weighted average term of 8.1 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 9.
If the forward rates at December 31, 2012 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
At December 31, 2012 and 2011, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $74.0 million and $75.0 million, respectively, that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At December 31, 2012, the weighted average fixed receive rate under the total return swaps was 5.9% and the weighted average variable pay rate was 2.1%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At December 31, 2012 and 2011, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our consolidated balance sheets.

NOTE 9 — Fair Value Measurements
In accordance with GAAP, we are required to measure certain assets and liabilities in our consolidated financial statements at fair value. Certain assets, such as our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property debt, our interest rate swaps (IR swaps), total rate of return swaps (TRR swaps), and the debt subject to TRR swaps (TRR debt) are required to be measured at fair value on a quarterly basis. Other assets, such as real estate, are required to be measured at fair value when we determine that the carrying amount of an asset held for use is no longer recoverable, or are required to be measured at fair value less estimated costs to sell when we determine that the carrying amount of an asset classified as held for sale is no longer recoverable.
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
Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	—	—	—	51,534
Investment accretion	1,668	—	—	—	1,668
Unrealized (losses) gains included in earnings (5)	—	(48)	13,701	(13,701)	(48)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	(1,509)	(4,218)	—	—	(5,727)
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	3,111	—	—	—	3,111
Unrealized (losses) gains included in earnings (5)	—	(48)	3,260	(3,260)	(48)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in equity and partners’ capital	4,341	(908)	—	—	3,433
Fair value at December 31, 2012	$59,145	$(7,968)	$(2,581)	$2,581	$51,177

(1)
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of December 31, 2012, was approximately 8.5 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $56.3 million and $53.2 million at December 31, 2012 and 2011, respectively.

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

(5)
Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position as we have not historically incurred any termination payments upon settlement. These unrealized gains (losses) are included in interest expense in the accompanying consolidated statements of operations.

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio. Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Number of properties encumbered by nonrecourse property debt measured at fair value during period	4	4	12
Weighted average interest rate	5.9%	5.8%	6.8%
Weighted average maturity in years	23.9 years	24.9 years	20.4 years
Weighted average loan-to-value ratio	77.7%	81.3%	61.3%
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
Nonrecurring Fair Value Measurements
During the year ended December 31, 2012, we reduced the aggregate carrying amounts of nine assets classified as held for use or held for sale from $81.8 million to their estimated fair values of $65.8 million, resulting in an impairment loss of $16.0 million. During the year ended December 31, 2011, we reduced the aggregate carrying amounts of 19 assets classified as held for sale from $108.2 million to their estimated fair values of $92.3 million, resulting in an impairment loss of $15.9 million. During the year ended December 31, 2010, we reduced the aggregate carrying amounts of 12 assets classified as held for sale from $74.2 million to their estimated fair values of $62.1 million, resulting in an impairment loss of $12.1 million.
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
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property’s NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by the FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 7.39%, 7.87% and 8.64% for the properties impaired during the years ended December 31, 2012, 2011 and 2010, respectively.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at December 31, 2012 and 2011, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our consolidated balance sheets) was approximately $100.0 million and $107.9 million at December 31, 2012 and 2011, respectively, as compared to their carrying amounts of $107.9 million and $117.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion and $5.4 billion at December 31, 2012 and 2011, respectively, as compared to aggregate carrying amounts of $4.7 billion and $5.2 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.
NOTE 10 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $232.2 million related to construction projects, most of which we expect to incur during the next 24 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas, The Preserve at Marin and Elm Creek conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
As discussed in Note 4 and Note 6, we have committed to fund an additional $2.3 million to increase loans secured by certain properties in West Harlem in New York City. The obligor under these notes has the ability to put these properties to us upon the achievement of certain operating performance thresholds. Our acquisition of these properties pursuant to this put option would result in a cash payment by us of approximately $31.0 million at the lower performance threshold and approximately $98.1 million at the higher performance threshold, and our assumption of approximately $118.2 million in property debt.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 13 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
During 2011, we mediated a dispute with respect to mergers completed early in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships.  As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units, which we included in the total consideration paid for the noncontrolling interests we acquired.  Final approvals of the settlement were granted and we paid the additional consideration resulting from the settlement during the year ended December 31, 2012.

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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2012, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. Approximate minimum annual rentals under operating leases are as follows (in thousands):

Operating Lease Obligations
2013	$3,756
2014	3,100
2015	2,554
2016	2,391
2017	1,479
Thereafter	32
Total	$13,312
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $4.6 million, $5.4 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sublease receipts that offset rent expense totaled approximately $0.6 million, $0.8 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 11 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Partnership differences	$29,745	$38,385
Deferred revenue	23,139	17,326
Capitalized interest	16,157	—
Total deferred tax liabilities	$69,041	$55,711

Deferred tax assets:
Net operating, capital and other loss carryforwards	$66,145	$56,032
Provision for impairments on real estate assets	33,321	33,321
Depreciation	—	1,073
Receivables	1,183	3,724
Accrued liabilities	8,500	8,163
Intangibles - management contracts	561	1,126
Tax credit carryforwards	7,724	7,610
Equity compensation	898	947
Other	68	179
Total deferred tax assets	118,400	112,175
Valuation allowance	(4,531)	(4,531)
Net deferred income tax assets	$44,828	$51,933
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2012	2011	2010
Balance at January 1	$3,917	$4,071	$3,079
Reductions as a result of a lapse of the applicable statutes	(684)	—	—
Additions (reductions) based on tax positions related to prior years	303	(154)	992
Balance at December 31	$3,536	$3,917	$4,071
Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2008, and subsequent years and certain of our State income tax returns for the year ended December 31, 2006, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. Approximately $3.0 million of unrecognized benefit, if recognized, would affect the effective rate.
On October 25, 2012, the Internal Revenue Service issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership 2006 and 2007 tax years.  On January 18, 2012, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  We do not expect the litigation regarding the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our taxable subsidiaries and the vesting of restricted stock awards. During the years ended December 31, 2012 and 2011, we had cumulatively $0.5 million and less than $0.1 million, respectively, in excess tax benefits from employee stock option exercises and vested restricted stock awards. None of the excess tax benefits have yet been realized.

Significant components of the benefit for income taxes are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Current:
Federal	$—	$(109)	$—
State	1,047	604	1,395
Total current	1,047	495	1,395

Deferred:
Federal	7,116	(143)	(10,912)
State	812	(903)	(1,380)
Total deferred	7,928	(1,046)	(12,292)
Total expense (benefit)	$8,975	$(551)	$(10,897)
Classification:
Continuing operations	$(929)	$(6,541)	$(16,839)
Discontinued operations	$9,904	$5,990	$5,942
Consolidated income and loss subject to tax consists of pretax income or loss of our taxable REIT subsidiaries and gains or losses on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code. For the years ended December 31, 2012 and 2011, we had consolidated income subject to tax of $19.0 million and $5.0 million, respectively, and during the year ended December 31, 2010, we had consolidated losses subject to tax of $50.3 million. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	6,642	35.0%	1,756	35.0%	(17,622)	35.0%
State income tax, net of Federal tax benefit	1,859	9.8%	(299)	(6.0)%	14	—%
Effect of permanent differences	(256)	(1.3)%	(565)	(11.3)%	(673)	1.3%
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries (1)	730	3.8%	(1,965)	(39.2)%	5,694	(11.3)%
Write-off of excess tax basis	—	—%	—	—%	(132)	0.3%
Increase in valuation allowance	—	—%	522	10.4%	1,822	(3.6)%
	8,975	47.3%	(551)	(11.1)%	(10,897)	21.7%

(1)
Includes the effect of assets contributed by the Aimco Operating Partnership to taxable REIT subsidiaries, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the taxable REIT subsidiary.

Income taxes paid totaled approximately $1.1 million, $1.2 million and $1.9 million, respectively, in the years ended December 31, 2012, 2011 and 2010, respectively.
At December 31, 2012, we had net operating loss carryforwards, or NOLs, of approximately $160.0 million for income tax purposes that expire in years 2027 to 2032. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We generated approximately $26.2 million of NOLs during the year ended December 31, 2012, as a result of losses from our taxable REIT subsidiaries. As of December 31, 2012, we had low-income housing and rehabilitation tax credit carryforwards of approximately $8.2 million for income tax purposes that expire for the tax years 2012 to 2031. The deferred tax asset related to these credits is approximately $6.5 million.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2012, 2011 and 2010, dividends per share held for the entire year were estimated to be taxable as follows:

	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$—	—%	$—	—%	$0.04	13.3%
Capital gains	0.35	46.6%	0.12	24.0%	0.06	20.0%
Qualified dividends	—	—%	—	—%	—	—%
Unrecaptured Section 1250 gain	0.41	53.4%	0.36	76.0%	0.20	66.7%
	$0.76	100.0%	$0.48	100.0%	$0.30	100.0%
We designated the per share amounts above as capital gain dividends in accordance with the requirements under the Code. Additionally, we designated as capital gain dividends a like portion of preferred dividends.
NOTE 12 — Aimco Equity
Preferred Stock
At December 31, 2012 and 2011, Aimco had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	Redemption	Annual Dividend Rate Per Share (paid quarterly)	Balance December 31,
	Date (1)		2012	2011
Classes of Cumulative Preferred Stock redeemed during 2012 (2)	—	—	$—	$599,039
Class Z Cumulative Preferred Stock, 4,800,000 shares authorized, 1,274,243 and 869,153 shares issued/outstanding, respectively	7/29/2016	7.00%	31,114	21,075
Series A Community Reinvestment Act Preferred Stock, 240 shares authorized, 74 shares issued/outstanding	6/30/2011	(3)	37,000	37,000
Preferred stock per consolidated balance sheets			$68,114	$657,114

(1)	All classes of preferred stock were or are redeemable at our option on and after the dates specified.

(2)	Refer to the table below for information regarding the classes of preferred stock redeemed during the year ended December 31, 2012.

(3)
For the period from the date of original issuance through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the Series A Community Reinvestment Act Perpetual Preferred Stock, or CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2012 and 2011 was 1.61% and 1.62%, respectively.

All classes of preferred stock have a $0.01 per share par value, are pari passu with each other and are senior to our Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by our Board of Directors. Our Class Z Preferred Stock and Series A Community Reinvestment Act Preferred Stock have liquidation preferences per share of $25.00 and $500,000, respectively.
The following table summarizes our redemptions of preferred stock during the years ended December 31, 2012, 2011 and 2010(in thousands, except share and per share amounts). Following the redemption of the remaining outstanding shares of these classes of preferred stock, we reclassified the shares reserved for those classes back into the pool of shares available for issuance as common stock.

	Years Ended December 31,
	2012				2011	2010
Class of preferred stock redeemed	Class T	Class U	Class V	Class Y	Class V	Class G
Annual per share dividend rate	8.000%	7.750%	8.000%	7.875%	8.000%	9.375%
Number of shares of preferred stock redeemed	6,000,000	12,000,000	2,587,500	3,450,000	862,500	4,040,000
Redemption value of preferred stock redeemed	$150,000	$300,000	$64,688	$86,250	$21,562	$101,000
Previously deferred issuance costs recognized as an adjustment of net income attributable to Aimco preferred stockholders	$5,193	$10,137	$2,350	$2,987	$783	$4,300

The following table summarizes our issuances of preferred stock during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Class of preferred stock issued	Class Z	Class Z	Class U
Number of shares of preferred stock issued	405,090	869,153	4,000,000
Price to public per share	$24.78	$24.25	$24.86
Underwriting discounts, commissions and transaction costs per share	$0.54	$1.25	$0.77
Net proceeds per share	$24.24	$23.00	$24.09
Net proceeds to Aimco	$9,818	$19,990	$96,100
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$221	$1,085	$3,300
During and prior to 2011, Aimco had an agreement to repurchase from the holder portions of the outstanding CRA Preferred Stock at a discount to the liquidation preference. Based on the holder’s ability to require Aimco to repurchase shares of the CRA Preferred Stock pursuant to this agreement, Aimco classified the liquidation value of the preferred stock subject to repurchase within temporary equity in its consolidated balance sheet. The following table summarizes Aimco’s repurchases of its CRA Preferred Stock during the years ended December 31, 2011 and 2010 (dollars in thousands). Following the repurchases during 2011, there were no remaining amounts of CRA Preferred Stock subject to repurchase.

	2011	2010
Shares repurchased	40	20
Liquidation preference of preferred stock repurchased	$20,000	$10,000
Repurchase price	$14,800	$7,000
Discount to liquidation preference, net of previously deferred issuance costs, recognized as an adjustment of net income attributable to Aimco preferred stockholders	$4,700	$2,800
Common Stock
During the year ended December 31, 2012, Aimco completed two public offerings resulting in the sale of an aggregate of 22,144,200 shares of its Common Stock, generating net proceeds of $594.4 million, or net proceeds per share of $26.84. In addition, in connection with one of these offerings, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per share for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of the offering.
During the years ended December 31, 2011 and 2010, Aimco sold 2,914,000 and 600,000 shares of its Common Stock, respectively, pursuant to an At-The-Market, or ATM, offering program, generating $71.9 million and $14.0 million of net proceeds, respectively.
Aimco contributed the net proceeds from the sales and issuances of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares sold and issued.
Registration Statements
Pursuant to ATM offering programs active at December 31, 2012, Aimco had the capacity to issue up to 3.5 million additional shares of its Common Stock and up to 3.5 million additional shares of its Class Z Preferred Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units or Class Z Partnership Preferred Units in exchange for the proceeds.
Additionally, Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.

NOTE 13 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2012 and 2011, the Aimco Operating Partnership had outstanding Partnership Preferred Units in classes and amounts similar to Aimco’s Preferred Stock discussed in Note 12. All of these classes of Partnership Preferred Units were owned by Aimco during the periods presented.
All classes of Partnership Preferred Units are pari passu with each other and are senior to the Aimco Operating Partnership’s common partnership units. None of the classes of Partnership Preferred Units have any voting rights, except the right to approve certain changes to the Aimco Operating Partnership’s Partnership Agreement that would adversely affect holders of such class of units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. All classes of the Partnership Preferred Units are redeemable by the Aimco Operating Partnership only in connection with a concurrent redemption by Aimco of the corresponding classes of Aimco Preferred Stock held by unrelated parties.
As discussed in Note 12, during the years ended December 31, 2012, 2011 and 2010, Aimco completed various Preferred Stock issuances and redemptions. In connection with these issuances and redemptions, the Aimco Operating Partnership issued to Aimco or redeemed from Aimco a corresponding number of Partnership Preferred Units.
Redeemable Partnership Preferred Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as Preferred OP Units. As of December 31, 2012 and 2011, the following classes of Preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Balances
Class of Preferred Units	Percent	Per Unit	2012	2011	2012	2011
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.84%	$0.46	18,589	19,289	465	482
Class Three	7.88%	$1.97	1,357,691	1,365,284	33,942	34,132
Class Four	8.00%	$2.00	644,954	755,999	16,124	18,900
Class Six	8.50%	$2.13	790,883	796,668	19,772	19,917
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Eight	(1)	(1)	—	6,250	—	156
Total			2,930,077	3,061,450	$79,231	$82,515
(1) The Class Eight Partnership Preferred Units receive distributions equal to the per unit distribution on the common partnership units.
All of the remaining outstanding classes of Preferred OP Units at December 31, 2012, are redeemable at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock in a value equal to the redemption price.  In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Accordingly, these redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets, based on the expectation that the Aimco Operating Partnership will use cash to settle any redemption of these units. Subject to certain conditions, the Class Four and Class Six preferred OP Units are convertible into common OP Units.
During the years ended December 31, 2012, 2011 and 2010, approximately 131,400, 1,600 and 83,500 preferred OP Units, respectively, were tendered for redemption in exchange for cash or other consideration, and no preferred OP Units were tendered for redemption in exchange for shares of Aimco Common Stock.
The following table presents a reconciliation of the Aimco Operating Partnership’s redeemable Partnership Preferred Units that were classified within temporary equity in Aimco’s consolidated balance sheets and temporary capital within the Aimco Operating Partnership’s consolidated balance sheets during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands). The redeemable Partnership Preferred Units presented in this reconciliation include the redeemable Preferred OP

Units as well as the CRA Preferred Units held by Aimco, which, as further discussed in Note 12, were subject to a repurchase agreement prior to the final redemption that satisfied such agreement during 2011.

	2012	2011	2010
Balance at January 1	$83,384	$103,428	$116,656
Preferred distributions	(6,496)	(6,683)	(6,730)
Redemption of preferred units	(3,338)	(20,044)	(11,462)
Net income	6,496	6,683	4,964
Balance at December 31	$80,046	$83,384	$103,428
Common Partnership Units
In the Aimco Operating Partnership’s consolidated balance sheets, the common partnership units held by Aimco are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partner capital. In Aimco’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in the Aimco Operating Partnership.
Common partnership units held by Aimco are not redeemable. Common partnership units held by limited partners other than Aimco, which we refer to as common OP Units, are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ Capital is reduced and the General Partner and Special Limited Partners’ capital is increased. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock.
During the years ended December 31, 2012, 2011 and 2010, the Aimco Operating Partnership acquired the noncontrolling limited partnership interests in certain consolidated real estate partnerships in exchange for cash and the Aimco Operating Partnership’s issuance of approximately 184,000, 6,900 and 276,000 common OP Units, respectively.
During the years ended December 31, 2012, 2011 and 2010, approximately 416,000, 237,000 and 168,300 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
HPUs
At December 31, 2012 and 2011, the Aimco Operating Partnership had outstanding 2,339,950 HPUs. The holders of HPUs may redeem these units commencing after December 31, 2016, on the basis of one HPU for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, at Aimco’s option. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of common OP Units. The HPUs are classified within permanent capital as part of Limited Partners’ capital in the Aimco Operating Partnership’s consolidated balance sheets, and within permanent equity as part of common noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated balance sheets.
Investment in and Notes Receivable from Aimco
From 1998 through 2001, the Aimco Operating Partnership completed various transactions with Aimco that resulted in the Aimco Operating Partnership’s acquisition of 384,740 shares of Common Stock. In connection with Aimco’s special dividends paid in 2009 and 2008, Aimco paid a portion of these dividends to the Aimco Operating Partnership through the issuance of 175,141 shares of Aimco Common Stock, bringing the total investment in Aimco to 559,881 shares at December 31, 2009. During December 2011, the Aimco Operating partnership entered into an agreement with Aimco whereby the Aimco Operating Partnership assigned its interest in these shares of Common Stock to Aimco in exchange for Aimco’s interest in a corresponding number of outstanding common OP Units. Prior to the exchange, the Aimco Operating Partnership’s investment in Aimco Common Stock was presented in the Aimco Operating Partnership’s accompanying financial statements as a reduction of partners’ capital. The exchange is reflected within partners’ capital in the Aimco Operating Partnership’s consolidated financial statements as a reclassification between capital accounts during the year ended December 31, 2011.
As of December 31, 2010, the Aimco Operating Partnership had notes receivable from Aimco that it received in exchange for the sale of certain real estate properties to Aimco in December 2000. The notes bore interest at 5.7% per annum and had original principal amounts of $10.1 million. During the year ended December 31, 2011, Aimco repaid the then outstanding $18.5 million of outstanding principal and interest due on these notes, using its share of proceeds from a $19.7 million, or $0.15 per unit, special distribution the Aimco Operating Partnership declared and paid to holders of common partnership units and HPUs on that date.
NOTE 14 — Share-Based Compensation and Employee Benefit Plans
Stock Award and Incentive Plan
We have a stock award and incentive plan to attract and retain officers, key employees and independent directors. Our plan reserves for issuance a maximum of 4.4 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under our plan. At December 31, 2012, there were approximately 1.3 million shares available to be granted under our plan. Our plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of Common Stock at the date of grant. The term of the options is generally 10 years from the date of grant. The options typically vest over a period of one to four years or five years from the date of grant. We generally issue new shares upon exercise of options. Restricted stock awards typically vest over a period of three years to five years.
The following table summarizes activity for our outstanding stock options for the years ended December 31, 2012, 2011 and 2010 (numbers of options in thousands):

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,809	$26.47	7,733	$26.53	9,576	$26.14
Granted	—	—	—	—	3	21.67
Exercised	(2,253)	21.75	(203)	8.99	(202)	8.92
Forfeited	(1,511)	29.66	(721)	32.09	(1,644)	26.43
Outstanding at end of year	3,045	$28.39	6,809	$26.47	7,733	$26.53
Exercisable at end of year	2,841	$29.79	6,146	$27.50	5,996	$29.54
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2012, had an aggregate intrinsic value of $4.6 million and a weighted average remaining contractual term of 4.0 years. Options exercisable at December 31, 2012, had an aggregate intrinsic value of $0.9 million and a weighted average remaining contractual term of 3.8 years. The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010, was $10.9 million, $3.0 million and $2.9 million respectively.
The following table summarizes activity for restricted stock awards for the years ended December 31, 2012, 2011 and 2010 (numbers of shares in thousands):

	2012		2011		2010
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	463	$21.53	544	$19.36	458	$26.73
Granted	241	24.31	290	25.59	381	16.72
Vested	(178)	21.86	(243)	24.31	(261)	27.56
Forfeited	—	—	(128)	16.16	(34)	26.11
Unvested at end of year	526	$22.69	463	$21.53	544	$19.36
The aggregate fair value of shares that vested during the years ended December 31, 2012, 2011 and 2010 was $4.4 million, $6.1 million and $4.4 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $5.3 million, $5.9 million and $8.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $0.4 million, $0.5 million and $0.8 million, respectively, were capitalized. At December 31, 2012, total unvested compensation cost not yet recognized was $8.0 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years.

NOTE 15 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the 2011 and 2010 statements of operations and the 2011 balance sheets.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2012 we had no properties classified as held for sale. At December 31, 2011, after adjustments to classify as held for sale properties that were sold during the year ended December 31, 2012, we had 75 properties with an aggregate of 11,232 units classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2011 are as follows (in thousands):

December 31, 2011
Real estate, net	$454,617
Other assets	15,930
Assets held for sale	$470,547

Property debt	$412,558
Other liabilities	4,606
Liabilities related to assets held for sale	$417,164
During the years ended December 31, 2012, 2011 and 2010 we sold 75, 67 and 51 consolidated properties with an aggregate of 11,232, 10,912 and 8,189 units, respectively. For the years ended December 31, 2012, 2011 and 2010, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties sold as of December 31, 2012.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Rental and other property revenues	$65,947	$159,058	$231,513
Property operating expenses	(31,257)	(82,353)	(121,103)
Depreciation and amortization	(21,674)	(52,513)	(73,572)
Provision for real estate impairment losses	(15,338)	(19,331)	(12,961)
Operating (loss) income	(2,322)	4,861	23,877
Interest income	545	1,534	1,641
Interest expense	(12,585)	(31,175)	(43,368)
Loss before gain on dispositions of real estate and income tax	(14,362)	(24,780)	(17,850)
Gain on dispositions of real estate	234,533	108,209	94,945
Income tax expense	(9,904)	(5,990)	(5,942)
Income from discontinued operations, net	$210,267	$77,439	$71,153
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(39,019)	(32,218)	(21,460)
Income from discontinued operations attributable to the Aimco Operating Partnership	$171,248	$45,221	49,693
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(10,153)	(2,990)	(3,332)
Income from discontinued operations attributable to Aimco	$161,095	$42,231	$46,361

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $16.5 million, $14.9 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the years ended December 31, 2012, 2011 and 2010, we allocated $7.5 million, $5.1 million and $4.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
NOTE 16 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Numerator:
Loss from continuing operations	$(14,906)	$(135,603)	$(160,777)
(Income) loss from continuing operations attributable to noncontrolling interests	(13,733)	36,285	42,688
Income attributable to preferred stockholders	(49,888)	(45,852)	(53,590)
Income attributable to participating securities	(422)	(222)	—
Loss from continuing operations attributable to Aimco common stockholders	$(78,949)	$(145,392)	$(171,679)
Income from discontinued operations	$210,267	$77,439	$71,153
Income from discontinued operations attributable to noncontrolling interests	(49,172)	(35,208)	(24,792)
Income from discontinued operations attributable to Aimco common stockholders	$161,095	$42,231	$46,361
Net income (loss)	$195,361	$(58,164)	$(89,624)
Net (income) loss attributable to noncontrolling interests	(62,905)	1,077	17,896
Income attributable to preferred stockholders	(49,888)	(45,852)	(53,590)
Income attributable to participating securities	(422)	(222)	—
Net income (loss) attributable to Aimco common stockholders	$82,146	$(103,161)	$(125,318)
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	134,479	119,312	116,369
Effect of dilutive securities:
Dilutive potential common shares	—	—	—
Denominator for diluted earnings per share	134,479	119,312	116,369
Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.59)	$(1.22)	$(1.48)
Income from discontinued operations attributable to Aimco common stockholders	1.20	0.36	0.40
Net income (loss) attributable to Aimco common stockholders	$0.61	$(0.86)	$(1.08)
Dividends declared per common share	$0.76	$0.48	$0.30

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per unit data):

	2012	2011	2010
Numerator:
Loss from continuing operations	$(14,906)	$(134,304)	$(159,918)
(Income) loss from continuing operations attributable to noncontrolling interests	(12,199)	32,475	34,761
Income attributable to the Partnership’s preferred unitholders	(56,384)	(52,535)	(58,554)
Income attributable to participating securities	(422)	(222)	—
Loss from continuing operations attributable to the Partnership’s common unitholders	$(83,911)	$(154,586)	$(183,711)
Income from discontinued operations	$210,267	$77,439	$71,153
Income from discontinued operations attributable to noncontrolling interests	(39,019)	(32,218)	(21,460)
Income from discontinued operations attributable to the Partnership’s common unitholders	$171,248	$45,221	$49,693
Net income (loss)	$195,361	$(56,865)	$(88,765)
(Income) loss attributable to noncontrolling interests	(51,218)	257	13,301
Income attributable to the Partnership’s preferred unitholders	(56,384)	(52,535)	(58,554)
Income attributable to participating securities	(422)	(222)	—
Net income (loss) attributable to the Partnership’s common unitholders	$87,337	$(109,365)	$(134,018)
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	142,614	127,681	124,747
Effect of dilutive securities:
Dilutive potential common units	—	—	—
Denominator for diluted earnings per unit	142,614	127,681	124,747
Earnings (loss) per common unit – basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.59)	$(1.21)	$(1.47)
Income from discontinued operations attributable to the Partnership’s common unitholders	1.20	0.35	0.40
Net income (loss) attributable to the Partnership’s common unitholders	$0.61	$(0.86)	$(1.07)
Distributions declared per unit	$0.76	$0.63	$0.30
Distributions declared per unit during the year ended December 31, 2011, includes a special distribution of $0.15 per unit which is discussed further in Note 13.
Aimco and the Aimco Operating Partnership
As of December 31, 2012, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These securities have been excluded from the earnings (loss) per share or unit computations for the years ended December 31, 2012, 2011 and 2010, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million, 0.5 million and 0.6 million at December 31, 2012, 2011 and 2010, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

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
NOTE 17 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for 2012 and 2011 is provided below (in thousands, except per share amounts).

	Quarter (1)
2012	First	Second	Third	Fourth
Total revenues	$252,610	$253,908	$260,684	$265,995
Total operating expenses	(212,415)	(205,544)	(209,940)	(205,138)
Operating income	40,195	48,364	50,744	60,857
(Loss) income from continuing operations	(22,532)	(7,377)	5,943	9,060
Income from discontinued operations, net	33,179	41,508	47,392	88,188
Net income	10,647	34,131	53,335	97,248
(Loss) income attributable to Aimco common stockholders	(10,609)	523	24,163	67,928
Earnings (loss) per common share - basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.27)	$(0.06)	$—
Net (loss) income attributable to Aimco common stockholders	$(0.09)	$—	$0.17	$0.47
Weighted average common shares outstanding - basic and diluted	120,526	127,395	144,959	145,035

	Quarter (1)
2011	First	Second	Third	Fourth
Total revenues	$242,761	$242,868	$247,838	$248,452
Total operating expenses	(210,126)	(199,930)	(208,884)	(209,822)
Operating income	32,635	42,938	38,954	38,630
Loss from continuing operations	(31,215)	(43,859)	(25,448)	(35,081)
Income from discontinued operations, net	3,938	16,888	30,106	26,507
Net (loss) income	(27,277)	(26,971)	4,658	(8,574)
Loss attributable to Aimco common stockholders	(31,773)	(33,177)	(14,800)	(23,411)
Loss per common share - basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.32)	$(0.36)	$(0.26)	$(0.28)
Net loss attributable to Aimco common stockholders	$(0.27)	$(0.28)	$(0.12)	$(0.19)
Weighted average common shares outstanding - basic and diluted	117,320	119,156	120,339	120,433

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for 2012 and 2011 is provided below (in thousands, except per share amounts).

	Quarter (1)
2012	First	Second	Third	Fourth
Total revenues	$252,610	$253,908	$260,684	$265,995
Total operating expenses	(212,415)	(205,544)	(209,940)	(205,138)
Operating income	40,195	48,364	50,744	60,857
(Loss) income from continuing operations	(22,532)	(7,377)	5,943	9,060
Income from discontinued operations, net	33,179	41,508	47,392	88,188
Net income	10,647	34,131	53,335	97,248
(Loss) income attributable to the Partnership’s common unitholders	(11,346)	578	25,774	72,190
Loss per common unit - basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.27)	$(0.06)	$—
Net loss attributable to the Partnership’s common unitholders	$(0.09)	$—	$0.17	$0.47
Weighted average common units outstanding - basic and diluted	128,729	135,622	152,997	153,107

	Quarter (1)
2011	First	Second	Third	Fourth
Total revenues	$242,761	$242,868	$247,838	$248,452
Total operating expenses	(210,126)	(199,930)	(208,884)	(209,822)
Operating income	32,635	42,938	38,954	38,630
Loss from continuing operations	(31,003)	(43,635)	(24,625)	(35,041)
Income from discontinued operations, net	3,938	16,888	30,106	26,507
Net (loss) income	(27,065)	(26,747)	5,481	(8,534)
Loss attributable to the Partnership’s common unitholders	(33,944)	(35,373)	(15,012)	(25,036)
Loss per common unit - basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.32)	$(0.37)	$(0.27)	$(0.30)
Net loss attributable to the Partnership’s common unitholders	$(0.27)	$(0.28)	$(0.12)	$(0.19)
Weighted average common units outstanding - basic and diluted	125,773	127,577	128,656	128,933

(1)	Certain reclassifications have been made to 2012 and 2011 quarterly amounts to conform to the full year 2012 presentation, primarily related to treatment of discontinued operations.
NOTE 18 — Transactions with Affiliates
We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2012, 2011 and 2010 totaled $12.6 million, $9.8 million and $10.6 million, respectively.

NOTE 19 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 175 properties with 55,879 units at December 31, 2012. Our affordable real estate operations consisted of 90 properties with 12,098 units at December 31, 2012, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2012:
Rental and other property revenues (2)	$811,741	$101,524	$77,683	$480	$991,428
Tax credit and asset management revenues	—	—	—	41,769	41,769
Total revenues	811,741	101,524	77,683	42,249	1,033,197
Property operating expenses (2)	294,715	39,968	29,695	37,847	402,225
Investment management expenses	—	—	—	12,008	12,008
Depreciation and amortization (2)	—	—	—	345,077	345,077
Provision for real estate impairment losses (2)	—	—	—	8,349	8,349
General and administrative expenses	—	—	—	49,602	49,602
Other expenses, net	—	—	—	15,776	15,776
Total operating expenses	294,715	39,968	29,695	468,659	833,037
Operating income (loss)	517,026	61,556	47,988	(426,410)	200,160
Other items included in continuing operations	—	—	—	(215,066)	(215,066)
Income (loss) from continuing operations	$517,026	$61,556	$47,988	$(641,476)	$(14,906)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2011:
Rental and other property revenues (2)	$769,931	$97,793	$74,340	$1,194	$943,258
Tax credit and asset management revenues	—	—	—	38,661	38,661
Total revenues	769,931	97,793	74,340	39,855	981,919
Property operating expenses (2)	284,649	38,453	29,917	52,847	405,866
Investment management expenses	—	—	—	10,459	10,459
Depreciation and amortization (2)	—	—	—	342,820	342,820
Provision for real estate impairment losses (2)	—	—	—	915	915
General and administrative expenses	—	—	—	50,906	50,906
Other expenses, net	—	—	—	17,796	17,796
Total operating expenses	284,649	38,453	29,917	475,743	828,762
Operating income (loss)	485,282	59,340	44,423	(435,888)	153,157
Other items included in continuing operations (3)	—	—	—	(288,760)	(288,760)
Income (loss) from continuing operations	$485,282	$59,340	$44,423	$(724,648)	$(135,603)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2010:
Rental and other property revenues (2)	$751,123	$93,469	$75,543	$2,775	$922,910
Tax credit and asset management revenues	—	—	—	35,630	35,630
Total revenues	751,123	93,469	75,543	38,405	958,540
Property operating expenses (2)	287,761	40,051	32,627	55,074	415,513
Investment management expenses	—	—	—	14,477	14,477
Depreciation and amortization (2)	—	—	—	363,261	363,261
Provision for real estate impairment losses (2)	—	—	—	65	65
General and administrative expenses	—	—	—	53,374	53,374
Other expenses, net	—	—	—	9,267	9,267
Total operating expenses	287,761	40,051	32,627	495,518	855,957
Operating income (loss)	463,362	53,418	42,916	(457,113)	102,583
Other items included in continuing operations (3)	—	—	—	(263,360)	(263,360)
Income (loss) from continuing operations	$463,362	$53,418	$42,916	$(720,473)	$(160,777)

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

(2)
Proportionate property net operating income, our key measurement of segment profit or loss, excludes property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses), depreciation and amortization and provision for real estate impairment losses. Accordingly, we do not allocate these amounts to our segments.

(3)
In addition to the other items included in continuing operations presented in the table for the years ending December 31, 2011 and 2010, the Aimco Operating Partnership recognized $1.3 million and $0.9 million, respectively, of interest income on its notes receivable from Aimco. These notes were repaid by Aimco during the three months ended December 31, 2011.

During the years ended December 31, 2012, 2011 and 2010, for continuing operations, our rental revenues include $97.9 million, $90.8 million and $85.4 million, respectively, of subsidies from government agencies, which exceeded 10% of the combined revenues of our conventional and affordable segments for each of the years presented.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	2012	2011
Conventional	$4,837,236	$5,031,864
Affordable	466,678	683,307
Proportionate adjustments (1)	634,858	645,385
Corporate and other assets	462,608	511,306
Total consolidated assets	$6,401,380	$6,871,862

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated properties, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

For the years ended December 31, 2012, 2011 and 2010 capital additions related to our conventional segment totaled $252.3 million, $191.6 million and $140.1 million, respectively, and capital additions related to our affordable segment totaled $19.8 million, $15.6 million and $35.2 million, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Properties:
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$6,026	$2,664	$24,841	$27,505	$(10,218)	$17,287	$26,447
118-122 West 23rd Street	High Rise	Jun-12	New York, NY	1987	42	14,985	23,459	43	14,985	23,502	38,487	(437)	38,050	19,854
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,281	752	264	4,281	1,016	5,297	(412)	4,885	2,567
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	12,066	4,535	2,229	12,067	6,763	18,830	(2,257)	16,573	7,584
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	19,123	3,300	2,560	19,123	5,860	24,983	(1,812)	23,171	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	4,352	1,450	1,483	4,352	2,933	7,285	(790)	6,495	2,963
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	3,366	3,785	1,256	3,366	5,041	8,407	(1,220)	7,187	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	7,356	3,335	1,595	7,356	4,930	12,286	(1,496)	10,790	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	4,318	4,504	1,677	4,318	6,181	10,499	(1,572)	8,927	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	10,417	6,964	4,280	10,417	11,244	21,661	(3,446)	18,215	9,362
236-238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,820	2,914	1,980	8,820	4,894	13,714	(1,694)	12,020	6,427
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,495	1,866	1,108	8,494	2,975	11,469	(1,071)	10,398	6,271
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,109	12,140	6,166	68,109	18,306	86,415	(5,344)	81,071	28,383
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,601	1,726	655	2,601	2,381	4,982	(556)	4,426	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,070	17,518	9,631	19,071	27,148	46,219	(3,192)	43,027	19,711
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,680	1,006	423	2,681	1,428	4,109	(508)	3,601	2,094
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,678	1,609	615	5,678	2,224	7,902	(1,323)	6,579	2,579
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,372	2,224	1,034	6,372	3,258	9,630	(1,201)	8,429	3,851
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	57,241	65,506	71,647	57,240	137,154	194,394	(63,334)	131,060	114,875
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,982	608	389	1,982	997	2,979	(376)	2,603	1,495
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	25,553	7,101	4,045	25,552	11,147	36,699	(2,988)	33,711	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,163	1,002	366	3,163	1,368	4,531	(456)	4,075	2,460
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,282	2,168	658	6,282	2,826	9,108	(1,028)	8,080	4,174
707 Leahy	Garden	Apr-07	Redwood City, CA	1973	110	15,444	7,909	4,692	15,444	12,601	28,045	(3,828)	24,217	9,746
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,562	12,037	27,519	3,562	39,556	43,118	(21,116)	22,002	18,437
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	3,217	12,023	8,394	3,217	20,417	23,634	(9,547)	14,087	9,630
Auburn Glen (5)	Garden	Dec-06	Jacksonville, FL	1974	251	7,670	8,191	3,762	7,670	6,248	13,918	(3,988)	9,930	9,445
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	2,072	3,525	11,117	14,642	(5,310)	9,332	11,798
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	6,345	22,680	48,192	70,872	(11,055)	59,817	45,748
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,262	40,713	5,784	3,262	46,497	49,759	(14,050)	35,709	31,154
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,916	35,945	12,878	18,916	48,823	67,739	(17,469)	50,270	33,804
Bluffs at Pacifica, The	Garden	Oct-06	Pacifica, CA	1963	64	8,108	4,132	13,384	8,108	17,516	25,624	(6,010)	19,614	6,087
Boston Lofts	High Rise	Apr-01	Denver, CO	1/1/1890	158	3,446	20,589	6,068	3,447	26,656	30,103	(11,519)	18,584	17,235
Boulder Creek	Garden	Jul-94	Boulder, CO	1973	221	754	7,730	17,581	755	25,310	26,065	(12,924)	13,141	9,686
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	29,407	41,244	26,890	29,407	68,134	97,541	(28,874)	68,667	55,364
Broadway Lofts	High Rise	Sep-12	San Diego, CA	1909	84	5,367	14,442	32	5,367	14,474	19,841	(223)	19,618	10,544
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,342	9,693	8,160	17,853	(2,130)	15,723	10,190
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	4,442	4,867	28,059	32,926	(12,550)	20,376	43,042
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	49,155	11,708	122,489	134,197	(53,597)	80,600	47,287
Canterbury Green	Garden	Dec-99	Fort Wayne, IN	1970	1,988	13,659	73,115	23,576	13,659	96,691	110,350	(51,486)	58,864	51,359
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,508	6,601	6,036	7,508	12,637	20,145	(5,564)	14,581	10,268

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	5,039	10,562	2,022	5,039	12,584	17,623	(3,477)	14,146	8,987
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	17,057	761	22,275	23,036	(17,006)	6,030	7,583
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	3,003	582	7,193	7,775	(3,404)	4,371	13,522
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,338	14,299	6,444	12,338	20,743	33,081	(9,030)	24,051	17,632
Chestnut Hill Village	Garden	Apr-00	Philadelphia, PA	1963	821	6,469	49,316	48,573	6,469	97,889	104,358	(53,126)	51,232	57,282
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,040	8,108	1,253	2,040	9,361	11,401	(3,068)	8,333	16,403
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,799	15,490	2,403	34,289	36,692	(19,675)	17,017	23,432
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1/1/1880	59	35,527	9,450	4,365	35,527	13,815	49,342	(7,281)	42,061	24,187
Creekside	Garden	Jan-00	Denver, CO	1974	328	3,189	12,698	5,216	3,189	17,914	21,103	(9,710)	11,393	12,610
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1985	130	15,765	10,215	14,324	15,765	24,539	40,304	(15,510)	24,794	23,872
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	8,099	1,666	17,452	19,118	(8,503)	10,615	10,101
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1987	372	5,910	30,830	21,865	5,910	52,695	58,605	(24,248)	34,357	42,173
Evanston Place	High Rise	Dec-97	Evanston, IL	1990	189	3,232	25,546	5,888	3,232	31,434	34,666	(13,064)	21,602	20,909
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	9,289	11,763	24,463	36,226	(12,638)	23,588	16,499
Fishermans Wharf	Garden	Nov-96	Clute, TX	1981	360	1,257	7,585	5,442	1,257	13,027	14,284	(6,087)	8,197	6,670
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,138	32,239	39,410	231,964	32,239	271,374	303,613	(108,367)	195,246	114,596
Forestlake Apartments (5)	Garden	Mar-07	Daytona Beach, FL	1982	120	3,860	4,320	652	3,860	2,858	6,718	(1,313)	5,405	4,491
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,379	17,199	17,155	2,379	34,354	36,733	(18,160)	18,573	9,478
Foxchase	Garden	Dec-97	Alexandria, VA	1940	2,113	15,496	96,062	30,896	15,496	126,958	142,454	(60,011)	82,443	212,862
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	1,834	12,351	15,002	27,353	(5,278)	22,075	10,530
Glen at Forestlake, The (5)	Garden	Mar-07	Daytona Beach, FL	1982	26	933	862	201	933	148	1,081	(245)	836	986
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,057	811	4,577	4,868	9,445	(2,272)	7,173	3,526
Grand Pointe	Garden	Dec-99	Columbia, MD	1972	325	2,714	16,771	5,244	2,715	22,014	24,729	(9,934)	14,795	16,046
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,923	2,303	28,636	30,939	(16,490)	14,449	10,353
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,459	1,055	9,024	10,079	(5,022)	5,057	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,170	1,408	1,039	10,578	11,617	(5,580)	6,037	7,532
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,508	1,832	10,049	11,881	(5,550)	6,331	8,858
Hidden Cove	Garden	Jul-98	Escondido, CA	1983	334	3,043	17,616	7,203	3,043	24,819	27,862	(11,867)	15,995	29,596
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,849	6,530	6,050	12,849	12,580	25,429	(5,251)	20,178	11,059
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,051	13,452	1,127	3,052	14,578	17,630	(6,575)	11,055	10,391
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	35,862	47,216	24,045	35,862	71,261	107,123	(32,382)	74,741	71,430
Hillmeade	Garden	Nov-94	Nashville, TN	1986	288	2,872	16,070	9,186	2,872	25,256	28,128	(13,520)	14,608	17,426
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,887	6,377	1,743	8,887	8,120	17,007	(2,536)	14,471	4,966
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	8,053	17,859	21,202	39,061	(8,178)	30,883	30,842
Hunter's Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	2,963	7,935	10,878	18,813	(4,333)	14,480	15,641
Hunters Glen	Garden	Oct-99	Plainsboro, NJ	1976	896	8,778	47,259	42,228	8,779	89,486	98,265	(62,350)	35,915	65,339
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,731	14,927	3,136	4,731	18,063	22,794	(4,290)	18,504	14,276
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	10,191	24,586	23,263	10,191	47,849	58,040	(19,662)	38,378	26,531
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	24,523	15,801	4,877	24,523	20,678	45,201	(7,783)	37,418	31,725
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	12,955	18,027	41,609	59,636	(21,126)	38,510	62,203
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	5,888	1,526	12,938	14,464	(7,096)	7,368	10,446
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	30,641	5,840	58,578	64,418	(35,724)	28,694	28,250
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,111	11,862	15,498	2,111	27,360	29,471	(17,284)	12,187	14,677
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	6,172	34,151	16,484	6,173	50,634	56,807	(25,672)	31,135	26,033
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	15,905	3,459	25,008	28,467	(16,186)	12,281	29,909
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	2,429	12,181	469	2,430	12,649	15,079	(5,912)	9,167	13,532
Lincoln Place (5)	Garden	Oct-04	Venice, CA	1951	696	128,332	10,439	143,954	44,197	153,091	197,288	(1,173)	196,115	64,822
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,335	16,370	23,245	2,335	39,615	41,950	(24,237)	17,713	21,508

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Los Arboles	Garden	Sep-97	Chandler, AZ	1986	232	1,662	9,504	2,929	1,662	12,433	14,095	(5,941)	8,154	7,797
Preserve at Marin	Mid Rise	Aug-11	Corte Madera, CA	1964	126	13,537	30,132	12,449	13,516	42,602	56,118	—	56,118	28,340
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	69,834	53,438	31,581	69,834	85,019	154,853	(38,736)	116,117	91,634
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,597	16,141	29,353	2,598	45,493	48,091	(27,300)	20,791	31,793
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	6,618	—	73,479	73,479	(25,014)	48,465	2,964
Meadow Creek	Garden	Jul-94	Boulder, CO	1968	332	1,435	24,533	5,598	1,435	30,131	31,566	(14,163)	17,403	23,033
Merrill House	High Rise	Jan-00	Falls Church, VA	1964	159	1,836	10,831	6,692	1,836	17,523	19,359	(6,848)	12,511	18,786
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,325	21,939	2,967	34,325	24,906	59,231	(5,585)	53,646	33,929
Oak Park Village	Garden	Oct-00	Lansing, MI	1972	618	10,048	16,771	6,169	10,048	22,940	32,988	(12,772)	20,216	23,487
Pacific Bay Vistas (5)	Garden	Mar-01	San Bruno, CA	1987	308	28,694	62,460	50,238	22,994	112,698	135,692	(57,047)	78,645	38,905
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,970	6,579	3,291	12,970	9,870	22,840	(3,871)	18,969	12,342
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	48,362	125,464	17,434	48,362	142,898	191,260	(46,321)	144,939	120,010
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	72,578	136,503	12,632	72,578	149,135	221,713	(44,594)	177,119	125,620
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	130	647	3,516	6,539	647	10,055	10,702	(6,495)	4,207	6,128
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,472	47,301	61,039	10,472	108,340	118,812	(36,968)	81,844	82,486
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	2,572	12,051	13,281	2,572	25,332	27,904	(11,940)	15,964	10,313
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	2,982	386	5,816	6,202	(3,397)	2,805	8,814
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	9,460	19,595	24,298	43,893	(7,441)	36,452	18,620
Peachtree Park	Garden	Jan-96	Atlanta, GA	1969	303	4,684	11,713	11,360	4,683	23,074	27,757	(10,950)	16,807	8,539
Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	17,963	2,651	31,623	34,274	(20,009)	14,265	15,506
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,442	18,734	5,424	3,443	24,157	27,600	(16,667)	10,933	12,246
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	8,030	5,225	2,303	8,030	7,528	15,558	(3,330)	12,228	12,846
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	4,124	6,035	1,993	4,125	8,027	12,152	(3,204)	8,948	9,252
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,773	19,443	17,636	3,773	37,079	40,852	(14,121)	26,731	23,048
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	4,398	1,883	11,110	12,993	(5,932)	7,061	5,781
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,707	8,661	61,082	6,781	8,661	67,863	76,524	(21,557)	54,967	33,797
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	2,192	3,455	19,349	22,804	(9,741)	13,063	22,692
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	4,859	15,988	18,543	34,531	(8,553)	25,978	30,845
Regency Oaks	Garden	Oct-99	Fern Park, FL	1961	343	1,832	9,905	10,281	1,832	20,186	22,018	(12,160)	9,858	10,636
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,795	18,650	4,033	18,795	22,683	41,478	(6,713)	34,765	23,583
River Club,The	Garden	Apr-05	Edgewater, NJ	1998	266	30,579	30,638	2,491	30,579	33,129	63,708	(10,108)	53,600	34,762
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	7,439	17,728	25,776	43,504	(12,498)	31,006	27,158
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	27,400	2,120	38,687	40,807	(14,123)	26,684	16,545
Riverside	High Rise	Apr-00	Alexandria ,VA	1973	1,222	10,493	65,474	84,296	10,492	149,771	160,263	(96,634)	63,629	104,015
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,430	8,060	3,712	12,430	11,772	24,202	(4,133)	20,069	17,473
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	4,888	22,433	28,983	51,416	(14,530)	36,886	36,429
Royal Crest Estates	Garden	Aug-02	Fall River, MA	1974	216	5,833	12,044	970	5,832	13,015	18,847	(5,872)	12,975	10,640
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,230	45,562	9,099	68,231	54,660	122,891	(29,633)	93,258	42,546
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	4,276	25,178	33,062	58,240	(15,140)	43,100	33,948
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,807	13,047	51,292	49,854	101,146	(20,209)	80,937	59,402
Runaway Bay	Garden	Oct-00	Lantana, FL	1987	404	5,935	16,052	7,960	5,934	24,013	29,947	(10,476)	19,471	20,958
San Melia	Garden	Mar-12	Phoenix, AZ	1998	488	16,631	55,679	1,872	16,631	57,551	74,182	(1,572)	72,610	32,505
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,732	3,660	13,960	24,392	38,352	(10,260)	28,092	25,373
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,475	17,756	10,477	49,474	28,234	77,708	(9,100)	68,608	47,616
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,200	57,198	15,504	18,200	72,702	90,902	(36,570)	54,332	66,168
Signal Pointe	Garden	Oct-99	Winter Park, FL	1969	368	2,392	11,358	26,088	2,392	37,446	39,838	(22,780)	17,058	18,136
Signature Point	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,713	2,810	20,292	23,102	(8,003)	15,099	9,025
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	2,848	5,587	10,132	15,719	(2,300)	13,419	13,703

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,840	3,241	7,934	11,175	(4,050)	7,125	10,049
Stafford	High Rise	Oct-02	Baltimore, MD	1/1/1889	96	562	4,033	3,964	562	7,997	8,559	(4,929)	3,630	4,124
Steeplechase	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	6,788	7,056	17,298	24,354	(7,977)	16,377	16,167
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	3,808	3,675	19,919	23,594	(9,086)	14,508	22,633
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1961	537	8,871	55,365	24,749	8,871	80,114	88,985	(39,920)	49,065	74,295
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	5,876	13,593	15,223	28,816	(7,613)	21,203	23,879
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	4,224	23,491	8,931	4,223	32,423	36,646	(18,734)	17,912	17,816
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	7,977	15,198	30,006	45,204	(8,120)	37,084	26,418
Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,536	9,773	6,333	1,536	16,106	17,642	(8,501)	9,141	15,768
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	36,907	3,268	55,670	58,938	(35,927)	23,011	25,982
Twin Lakes	Garden	Apr-00	Palm Harbor, FL	1986	262	2,063	12,850	5,671	2,063	18,521	20,584	(10,542)	10,042	12,204
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,748	10,089	730	4,749	10,818	15,567	(3,472)	12,095	6,092
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	2,286	7,724	2,794	2,286	10,518	12,804	(3,765)	9,039	10,503
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,028	610	17,054	17,664	(13,304)	4,360	13,186
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,476	4,861	2,299	7,476	7,160	14,636	(3,410)	11,226	11,792
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	3,463	15,787	10,447	3,463	26,234	29,697	(15,610)	14,087	18,802
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,240	38,222	13,052	10,240	51,274	61,514	(27,022)	34,492	46,442
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,860	33,956	54,483	4,860	88,439	93,299	(53,876)	39,423	—
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,630	48,871	4,669	8,630	53,540	62,170	(19,055)	43,115	25,414
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,951	3,389	804	8,340	9,144	(3,492)	5,652	11,259
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	29,110	28,101	2,798	29,110	30,899	60,009	(18,306)	41,703	39,141
Waterways Village	Garden	Jun-97	Aventura, FL	1994	180	4,504	11,064	3,935	4,504	14,999	19,503	(7,049)	12,454	4,866
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,920	11,347	1,374	7,920	12,721	20,641	(2,531)	18,110	12,860
West Winds	Garden	Oct-02	Orlando, FL	1985	272	2,332	11,481	3,071	2,332	14,552	16,884	(5,939)	10,945	12,123
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	1,185	6,339	19,124	25,463	(8,347)	17,116	11,837
Willow Bend	Garden	May-98	Rolling Meadows, IL	1969	328	2,717	15,437	25,425	2,717	40,862	43,579	(24,755)	18,824	19,026
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	19,358	24,960	36,948	61,908	(22,890)	39,018	43,305
Windrift	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	5,372	3,696	15,401	19,097	(6,787)	12,310	16,288
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	131	2,110	2,599	131	4,709	4,840	(2,477)	2,363	1,281
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	3,943	4,279	19,913	24,192	(7,835)	16,357	18,849
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,431	15,885	4,427	2,431	20,312	22,743	(12,286)	10,457	18,549
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	1,274	798	4,931	5,729	(3,581)	2,148	871
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,362	32,214	7,464	31,363	39,677	71,040	(9,835)	61,205	49,919
Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1971	364	3,055	18,162	32,468	3,055	50,630	53,685	(18,066)	35,619	24,698
Total Conventional Properties					55,737	1,971,510	3,381,708	2,160,023	1,881,661	5,531,709	7,413,370	(2,415,557)	4,997,813	4,226,756

Affordable Properties:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,338	29,770	20,750	1,338	50,520	51,858	(23,604)	28,254	22,936
Antioch Towers	High Rise	Jan-10	Cleveland, OH	1976	171	720	8,802	357	720	9,159	9,879	(3,083)	6,796	5,447
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	405	3,314	2,251	405	5,565	5,970	(1,925)	4,045	4,042
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	582	15,265	17,295	582	32,560	33,142	(16,923)	16,219	11,879
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,094	7,044	6,609	1,093	13,654	14,747	(5,066)	9,681	7,092
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,814	6,411	13,557	1,813	19,969	21,782	(11,574)	10,208	10,468
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	58	882	421	58	1,303	1,361	(1,162)	199	634
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	1,429	6,569	598	1,429	7,167	8,596	(2,637)	5,959	10,595
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,810	505	7,427	7,932	(4,773)	3,159	4,053
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885-01-01	118	716	2,886	3,727	716	6,613	7,329	(3,068)	4,261	1,918
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,531	500	9,545	10,045	(3,371)	6,674	4,625

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	364	8,373	4,948	363	13,322	13,685	(11,362)	2,323	5,401
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	459	5,553	3,450	459	9,003	9,462	(4,902)	4,560	5,572
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,937	675	10,653	11,328	(4,860)	6,468	6,422
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,848	351	355	5,199	5,554	(2,368)	3,186	2,943
Darby Townhouses	Town Home	Jan-10	Sharon Hill, PA	1970	172	1,297	11,115	398	1,298	11,512	12,810	(5,179)	7,631	4,995
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	150	394	1,729	2,123	(590)	1,533	1,088
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	177	5,264	265	176	5,530	5,706	(3,730)	1,976	2,100
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	378	2,091	3,009	378	5,100	5,478	(1,096)	4,382	1,048
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,304	372	550	16,676	17,226	(10,078)	7,148	13,443
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,009	1,691	200	1,010	1,890	2,900	(708)	2,192	1,159
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	1,656	9,575	728	1,656	10,303	11,959	(6,457)	5,502	10,211
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	202	2,876	479	202	3,355	3,557	(2,077)	1,480	1,332
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	549	5,973	3,588	549	9,561	10,110	(2,881)	7,229	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	1,240	914	2,788	3,702	(726)	2,976	3,139
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	800	3,136	5,725	800	8,861	9,661	(3,797)	5,864	3,630
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,337	9,358	8,346	1,338	17,703	19,041	(5,445)	13,596	16,000
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,866	19,567	17,667	1,866	37,234	39,100	(21,321)	17,779	17,649
La Vista	Garden	Jan-06	Concord, CA	1981	75	581	4,449	4,256	581	8,705	9,286	(2,315)	6,971	5,249
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	886	7,445	8,170	886	15,615	16,501	(5,941)	10,560	10,033
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	187	14,050	7,090	187	21,140	21,327	(6,718)	14,609	11,528
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	390	3,859	654	391	4,512	4,903	(2,589)	2,314	3,193
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	896	2,360	5,182	896	7,542	8,438	(2,933)	5,505	2,107
Newberry Park	Garden	Dec-97	Chicago, IL	1995	84	1,380	7,632	387	1,380	8,019	9,399	(3,269)	6,130	7,066
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,510	14,334	16,645	2,510	30,979	33,489	(20,423)	13,066	18,126
O'Neil	High Rise	Jan-06	Troy, NY	1978	115	88	4,067	1,377	88	5,444	5,532	(4,243)	1,289	2,526
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	521	5,520	1,071	521	6,591	7,112	(2,432)	4,680	2,087
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,442	320	592	1,762	2,354	(1,698)	656	192
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	289	596	3,254	3,850	(2,504)	1,346	193
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	705	6,327	10,096	705	16,423	17,128	(11,603)	5,525	9,097
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,426	23,257	19,236	3,427	42,492	45,919	(19,968)	25,951	19,646
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,415	1,710	—	17,125	17,125	(6,654)	10,471	7,895
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,229	2,631	3,558	1,229	6,189	7,418	(2,756)	4,662	3,092
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	666	2,647	1,643	667	4,289	4,956	(2,486)	2,470	2,478
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	698	3,753	923	697	4,677	5,374	(1,378)	3,996	6,171
River's Edge	Town Home	Jan-06	Greenville, MI	1983	49	310	2,097	381	311	2,477	2,788	(1,779)	1,009	174
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	598	4,931	3,509	598	8,440	9,038	(2,432)	6,606	3,896
Round Barn Manor	Garden	Mar-02	Champaign, IL	1979	156	810	5,134	5,929	810	11,063	11,873	(2,867)	9,006	4,765
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	234	5,770	11,774	234	17,544	17,778	(6,877)	10,901	4,635
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	439	7,110	12,638	440	19,747	20,187	(8,019)	12,168	12,133
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,476	19,071	19,110	1,476	38,181	39,657	(22,537)	17,120	18,930
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	1,352	2,770	3,775	1,352	6,545	7,897	(5,196)	2,701	2,921
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	86	1,025	120	86	1,145	1,231	(779)	452	446
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	122	2,923	464	122	3,387	3,509	(1,202)	2,307	1,901
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	381	4,930	381	382	5,310	5,692	(2,286)	3,406	2,935
Tamarac Pines Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	363	2,775	3,761	363	6,536	6,899	(2,988)	3,911	3,962
Tamarac Pines Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	266	3,195	4,196	266	7,391	7,657	(3,416)	4,241	4,292
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,997	5,848	6,590	1,997	12,438	14,435	(8,479)	5,956	6,637
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	13,594	872	20,421	21,293	(6,776)	14,517	7,507

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2012
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	11,473	702	23,674	24,376	(9,679)	14,697	17,813
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	3,576	21,226	21,481	3,576	42,707	46,283	(11,801)	34,482	24,974
Verdes Del Oriente	Garden	Jan-10	San Pedro, CA	1976	113	1,139	7,044	582	1,139	7,626	8,765	(3,456)	5,309	5,157
Villa de Guadalupe	Garden	Jan-10	San Jose, CA	1982	101	1,781	7,197	344	1,781	7,541	9,322	(2,867)	6,455	6,779
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	2,127	5,188	1,883	2,127	7,071	9,198	(5,291)	3,907	3,754
Villas of Mount Dora (5)	Garden	Jan-10	Mt. Dora, FL	1979	70	322	1,828	239	323	1,534	1,857	(265)	1,592	1,583
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	7,772	722	—	8,494	8,494	(2,357)	6,137	7,452
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	826	5,608	5,405	826	11,013	11,839	(4,018)	7,821	5,500
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	582	11,169	6,710	582	17,879	18,461	(11,841)	6,620	3,700
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	219	3,151	2,681	219	5,832	6,051	(2,847)	3,204	2,154
Willow Wood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	237	1,051	1,077	2,128	(377)	1,751	1,030
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,596	300	7,668	7,968	(1,982)	5,986	3,592
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	320	3,875	4,538	321	8,412	8,733	(4,521)	4,212	3,469
Total Affordable Properties					10,370	59,746	487,870	362,479	59,751	849,812	909,563	(401,608)	507,955	461,691
Other (6)					—	1,756	2,442	6,288	1,754	8,732	10,486	(3,600)	6,886	—
Total					66,107	$2,033,012	$3,872,020	$2,528,790	$1,943,166	$6,390,253	$8,333,419	$(2,820,765)	$5,512,654	$4,688,447

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
(4) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.6 billion at December 31, 2012.
(5) The current carrying value of the property reflects an impairment loss recognized during the current period or prior periods.
(6) Other includes land parcels, commercial properties and other related costs. We exclude such properties from our residential unit counts.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010
Real Estate Balance at beginning of year	8,917,137	9,468,165	9,718,978
Additions during the year:
Newly consolidated assets	—	—	69,410
Acquisitions	131,374	44,681	—
Capital additions	272,103	207,263	175,329
Deductions during the year:
Casualty and other write-offs (1)	(62,589)	(192,542)	(15,865)
Reclassification of real estate included in sale of asset management business (Note 3)	(160,420)	—	—
Sales	(764,186)	(610,430)	(479,687)
Balance at end of year	8,333,419	8,917,137	9,468,165
Accumulated Depreciation Balance at beginning of year	2,872,190	2,934,912	2,723,844
Additions during the year:
Depreciation	353,414	382,213	422,099
Newly consolidated assets	(7,439)	—	(12,348)
Deductions during the year:
Casualty and other write-offs (1)	(39,430)	(173,941)	(4,831)
Reclassification of real estate included in sale of asset management business (Note 3)	(33,394)	—	—
Sales	(324,576)	(270,994)	(193,852)
Balance at end of year	2,820,765	2,872,190	2,934,912

(1)	Includes the write-off of fully depreciated assets totaling $38.7 million and $165.9 million during the years ended December 31, 2012 and 2011, respectively.