Form 10-Q
period 2013-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2013-05-03
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of May 2, 2013: 145,906,270

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2013, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of March 31, 2013, owned a 94.8% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.2% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,450,361	$6,384,259
Land	1,940,653	1,940,653
Total real estate	8,391,014	8,324,912
Less accumulated depreciation	(2,893,130)	(2,817,929)
Net real estate ($590,309 and $599,302 related to VIEs)	5,497,884	5,506,983
Cash and cash equivalents ($26,353 and $23,599 related to VIEs)	49,558	84,413
Restricted cash ($37,893 and $38,576 related to VIEs)	156,143	146,828
Accounts receivable, net	34,477	34,020
Notes receivable	102,748	102,897
Other assets ($223,645 and $221,638 related to VIEs)	529,583	520,219
Assets held for sale	—	6,020
Total assets	$6,370,393	$6,401,380
LIABILITIES AND EQUITY
Non-recourse property debt ($493,696 and $495,012 related to VIEs)	$4,664,260	$4,684,536
Revolving credit facility borrowings	49,200	—
Total indebtedness	4,713,460	4,684,536
Accounts payable	25,235	30,747
Accrued liabilities and other ($164,720 and $162,795 related to VIEs)	319,417	318,639
Deferred income	123,652	128,574
Liabilities related to assets held for sale	—	3,944
Total liabilities	5,181,764	5,166,440
Preferred noncontrolling interests in Aimco Operating Partnership	80,030	80,046
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	68,114	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 145,897,813 and 145,563,903 shares issued/outstanding at March 31, 2013 and December 31, 2012, respectively	1,459	1,456
Additional paid-in capital	3,716,564	3,712,684
Accumulated other comprehensive loss	(4,664)	(3,542)
Distributions in excess of earnings	(2,893,093)	(2,863,287)
Total Aimco equity	888,380	915,425
Noncontrolling interests in consolidated real estate partnerships	253,474	271,065
Common noncontrolling interests in Aimco Operating Partnership	(33,255)	(31,596)
Total equity	1,108,599	1,154,894
Total liabilities and equity	$6,370,393	$6,401,380

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Rental and other property revenues	$248,198	$244,249
Tax credit and asset management revenues	7,252	8,071
Total revenues	255,450	252,320
OPERATING EXPENSES
Property operating expenses	101,876	98,792
Investment management expenses	1,433	3,388
Depreciation and amortization	80,331	86,632
Provision for real estate impairment losses	—	6,074
General and administrative expenses	11,779	11,624
Other expenses, net	2,224	5,741
Total operating expenses	197,643	212,251
Operating income	57,807	40,069
Interest income, net	6,425	2,460
Interest expense	(62,494)	(64,864)
Equity in income (losses) of unconsolidated real estate partnerships	524	(763)
(Loss) gain on dispositions and other, net	(1,510)	290
Income (loss) before income taxes and discontinued operations	752	(22,808)
Income tax (expense) benefit	(50)	225
Income (loss) from continuing operations	702	(22,583)
Income from discontinued operations, net	2,131	33,230
Net income	2,833	10,647
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	4,962	(7,765)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,606)	(1,670)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(297)	737
Net loss (income) attributable to noncontrolling interests	3,059	(8,698)
Net income attributable to Aimco	5,892	1,949
Net income attributable to Aimco preferred stockholders	(702)	(12,439)
Net income attributable to participating securities	(140)	(119)
Net income (loss) attributable to Aimco common stockholders	$5,050	$(10,609)
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 9):
Loss from continuing operations attributable to Aimco common stockholders	$—	$(0.30)
Income from discontinued operations attributable to Aimco common stockholders	0.03	0.21
Net income (loss) attributable to Aimco common stockholders	$0.03	$(0.09)
Weighted average common shares outstanding – basic and diluted	145,169	120,526
Dividends declared per common share	$0.24	$0.18

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$2,833	$10,647
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	176	(135)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	420	426
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,708)	2,573
Other comprehensive (loss) income	(1,112)	2,864
Comprehensive income	1,721	13,511
Comprehensive loss (income) attributable to noncontrolling interests	3,049	(8,893)
Comprehensive income attributable to Aimco	$4,770	$4,618

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,833	$10,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,331	86,632
Provision for real estate impairment losses	—	6,074
Equity in (income) losses of unconsolidated real estate partnerships	(524)	763
Discontinued operations	(1,951)	(26,296)
Other adjustments	(415)	512
Net changes in operating assets and operating liabilities	(31,382)	(29,860)
Net cash provided by operating activities	48,892	48,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(896)	(40,005)
Capital expenditures	(66,064)	(56,394)
Proceeds from dispositions of real estate	2,898	78,696
Purchases of corporate assets	(2,029)	(2,552)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	—	8,504
Other investing activities	(7,478)	4,785
Net cash used in investing activities	(73,569)	(6,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	81,658	15,574
Principal repayments on non-recourse property debt	(104,183)	(76,137)
Net borrowings on revolving credit facility	49,200	67,400
Proceeds from issuance of Preferred Stock	—	9,836
Proceeds from Common Stock option exercises	983	1,854
Payment of dividends to holders of Preferred Stock	(702)	(12,439)
Payment of dividends to holders of Common Stock	(34,996)	(21,806)
Payment of distributions to noncontrolling interests	(15,702)	(15,725)
Purchases of noncontrolling interests in consolidated real estate partnerships	(589)	(27,638)
Other financing activities	14,153	9,743
Net cash used in financing activities	(10,178)	(49,338)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,855)	(7,832)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,558	$83,234

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,450,361	$6,384,259
Land	1,940,653	1,940,653
Total real estate	8,391,014	8,324,912
Less accumulated depreciation	(2,893,130)	(2,817,929)
Net real estate ($590,309 and $599,302 related to VIEs)	5,497,884	5,506,983
Cash and cash equivalents ($26,353 and $23,599 related to VIEs)	49,558	84,413
Restricted cash ($37,893 and $38,576 related to VIEs)	156,143	146,828
Accounts receivable, net	34,477	34,020
Notes receivable	102,748	102,897
Other assets ($223,645 and $221,638 related to VIEs)	529,583	520,219
Assets held for sale	—	6,020
Total assets	$6,370,393	$6,401,380
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($493,696 and $495,012 related to VIEs)	$4,664,260	$4,684,536
Revolving credit facility borrowings	49,200	—
Total indebtedness	4,713,460	4,684,536
Accounts payable	25,235	30,747
Accrued liabilities and other ($164,720 and $162,795 related to VIEs)	319,417	318,639
Deferred income	123,652	128,574
Liabilities related to assets held for sale	—	3,944
Total liabilities	5,181,764	5,166,440
Redeemable preferred units	80,030	80,046
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	68,114	68,114
General Partner and Special Limited Partner	820,266	847,311
Limited Partners	(33,255)	(31,596)
Partners’ capital attributable to the Aimco Operating Partnership	855,125	883,829
Noncontrolling interests in consolidated real estate partnerships	253,474	271,065
Total partners’ capital	1,108,599	1,154,894
Total liabilities and partners’ capital	$6,370,393	$6,401,380

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Rental and other property revenues	$248,198	$244,249
Tax credit and asset management revenues	7,252	8,071
Total revenues	255,450	252,320
OPERATING EXPENSES
Property operating expenses	101,876	98,792
Investment management expenses	1,433	3,388
Depreciation and amortization	80,331	86,632
Provision for real estate impairment losses	—	6,074
General and administrative expenses	11,779	11,624
Other expenses, net	2,224	5,741
Total operating expenses	197,643	212,251
Operating income	57,807	40,069
Interest income, net	6,425	2,460
Interest expense	(62,494)	(64,864)
Equity in income (losses) of unconsolidated real estate partnerships	524	(763)
(Loss) gain on dispositions and other, net	(1,510)	290
Income (loss) before income taxes and discontinued operations	752	(22,808)
Income tax (expense) benefit	(50)	225
Income (loss) from continuing operations	702	(22,583)
Income from discontinued operations, net	2,131	33,230
Net income	2,833	10,647
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	4,962	(7,765)
Net income attributable to the Aimco Operating Partnership	7,795	2,882
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(14,109)
Net income attributable to participating securities	(140)	(119)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	$5,347	$(11,346)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 9):
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$(0.30)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.03	0.21
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.03	$(0.09)
Weighted average common units outstanding – basic and diluted	153,169	128,729
Distributions declared per common unit	$0.24	$0.18

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$2,833	$10,647
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	176	(135)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	420	426
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,708)	2,573
Other comprehensive (loss) income	(1,112)	2,864
Comprehensive income	1,721	13,511
Comprehensive loss (income) attributable to noncontrolling interests	4,890	(7,751)
Comprehensive income attributable to the Aimco Operating Partnership	$6,611	$5,760

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,833	$10,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,331	86,632
Provision for real estate impairment losses	—	6,074
Equity in (income) losses of unconsolidated real estate partnerships	(524)	763
Discontinued operations	(1,951)	(26,296)
Other adjustments	(415)	512
Net changes in operating assets and operating liabilities	(31,382)	(29,860)
Net cash provided by operating activities	48,892	48,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(896)	(40,005)
Capital expenditures	(66,064)	(56,394)
Proceeds from dispositions of real estate	2,898	78,696
Purchases of corporate assets	(2,029)	(2,552)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	—	8,504
Other investing activities	(7,478)	4,785
Net cash used in investing activities	(73,569)	(6,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	81,658	15,574
Principal repayments on non-recourse property debt	(104,183)	(76,137)
Net borrowings on revolving credit facility	49,200	67,400
Proceeds from issuance of Preferred Units to Aimco	—	9,836
Proceeds from Aimco Common Stock option exercises	983	1,854
Payment of distributions to Preferred Units	(2,308)	(14,109)
Payment of distributions to General Partner and Special Limited Partner	(34,996)	(21,806)
Payment of distributions to Limited Partners	(1,921)	(1,463)
Payment of distributions to noncontrolling interests	(12,175)	(12,592)
Purchases of noncontrolling interests in consolidated real estate partnerships	(589)	(27,638)
Other financing activities	14,153	9,743
Net cash used in financing activities	(10,178)	(49,338)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,855)	(7,832)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,558	$83,234

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At March 31, 2013, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,891,384 common partnership units and equivalents outstanding. At March 31, 2013, Aimco owned 145,897,813 of the common partnership units (94.8% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2013, we owned an equity interest in 175 conventional real estate properties with 55,884 units and 84 affordable real estate properties with 11,376 units. Of these properties, we consolidated 171 conventional properties with 55,742 units and 68 affordable properties with 10,262 units. These conventional and affordable properties generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 11) during the three months ended March 31, 2013.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2012, have been derived from their audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012. Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated entities.

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
Variable Interest Entities
We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. Refer to Note 5 for further information regarding our involvement with VIEs.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2012 to March 31, 2013 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2012	$80,046
Distributions to preferred unitholders	(1,606)
Redemption of preferred units	(16)
Net income	1,606
Balance, March 31, 2013	$80,030

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2012 to March 31, 2013 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2012	$915,425	$271,065	$(31,596)	$1,154,894
Contributions	—	727	—	727
Preferred stock dividends	(702)	—	—	(702)
Common dividends and distributions	(34,996)	(13,428)	(1,921)	(50,345)
Redemptions of common OP Units	—	—	(338)	(338)
Amortization of stock-based compensation cost	2,157	—	—	2,157
Stock option exercises	983	—	—	983
Change in accumulated other comprehensive loss	(1,122)	72	(62)	(1,112)
Other	743	—	365	1,108
Net income (loss)	5,892	(4,962)	297	1,227
Balance, March 31, 2013	$888,380	$253,474	$(33,255)	$1,108,599
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2012 to March 31, 2013 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2012	$883,829
Distributions to preferred units held by Aimco	(702)
Distributions to common units held by Aimco	(34,996)
Distributions to common units held by Limited Partners	(1,921)
Redemption of common OP Units	(338)
Amortization of Aimco stock-based compensation cost	2,157
Common OP Units issued to Aimco in connection with Aimco stock option exercises	983
Change in accumulated other comprehensive loss	(1,184)
Other	1,108
Net income	6,189
Balance, March 31, 2013	$855,125
A separate reconciliation of noncontrolling interests in consolidated real estate partnerships and total partners’ capital for the Aimco Operating Partnership is not presented as these amounts are identical to the corresponding noncontrolling interests in consolidated real estate partnerships and total equity for Aimco, which are presented above.
Income Taxes
On October 25, 2012, the Internal Revenue Service issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  We do not expect the litigation regarding the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
NOTE 3 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the statements of operations for the three months ended March 31, 2012 and the balance sheet as of December 31, 2012.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2012, after adjustments to classify as held for sale properties that were sold during the three months ended March 31, 2013, we had three properties with an aggregate of 66 units classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Real estate, net	$5,670
Other assets	350
Assets held for sale	$6,020
Property debt	$3,910
Other liabilities	34
Liabilities related to assets held for sale	$3,944
During the three months ended March 31, 2013 and 2012, we sold three properties and ten properties with an aggregate of 66 units and 1,573 units, respectively. During the year ended December 31, 2012, we sold 75 consolidated properties with an aggregate of 11,232 units. For the three months ended March 31, 2013 and 2012, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties sold of as of March 31, 2013.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Rental and other property revenues	$183	$25,081
Property operating expenses	(11)	(12,716)
Depreciation and amortization	(40)	(8,780)
Recovery of (provision for) real estate impairment losses	227	(611)
Operating income	359	2,974
Interest income	54	148
Interest expense	(46)	(5,579)
Income (loss) before gain on dispositions of real estate and income tax	367	(2,457)
Gain on dispositions of real estate	1,943	35,692
Income tax expense	(179)	(5)
Income from discontinued operations, net	$2,131	$33,230
Loss (income) from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	3,243	(6,540)
Income from discontinued operations attributable to the Aimco Operating Partnership	$5,374	$26,690
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(291)	(1,687)
Income from discontinued operations attributable to Aimco	$5,083	$25,003
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $0.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three months ended March 31, 2013 and 2012, we allocated $0.2 million and $0.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the three months ended March 31, 2013 and 2012, the purchasers assumed approximately $2.1 million and $8.0 million, respectively, of non-recourse property debt.
NOTE 4 — Other Significant Transactions
Asset Management Business Disposition
On December 19, 2012, we closed the sale of the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over six years. The notes will be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
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

At March 31, 2013, the Napico portfolio consisted of 20 partnerships that held investments in 17 apartment properties that were consolidated and 101 apartment properties that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2013	December 31, 2012
Real estate, net	$129,208	$127,025
Cash and cash equivalents and restricted cash	30,052	31,560
Investment in unconsolidated real estate partnerships	15,354	15,997
Other assets	4,248	4,163
Total assets	$178,862	$178,745
Total indebtedness	$113,710	$110,737
Accrued and other liabilities	29,099	29,435
Total liabilities	$142,809	$140,172
Real estate and indebtedness increased from December 31, 2012 to March 31, 2013 based on the consolidation of a property following the portfolio's assumption of a general partner interest in the property owning partnership.
Summarized information regarding the Napico portfolio's results of operations, including any expense we recognize under the profit sharing method is shown below and is included in loss on dispositions and other in our condensed consolidated statement of operations (in thousands):

Three Months Ended
March 31, 2013
Revenues	$5,938
Expenses	(6,268)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(1,097)
Net loss related to legacy asset management business	(1,427)
Noncontrolling interests in consolidated real estate partnerships	1,787
Net income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$360
Based on our limited historical economic ownership in this portfolio, a significant portion of the assets and liabilities and results of operations shown are attributable to noncontrolling interests and do not significantly affect consolidated equity, partners’ capital and income or loss attributable to Aimco or the Aimco Operating Partnership. At March 31, 2013 and December 31, 2012, noncontrolling interests in consolidated real estate partnerships within our consolidated balance sheet included $54.2 million and $57.2 million, respectively, related to the Napico portfolio. Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
NOTE 5 — Variable Interest Entities
As of March 31, 2013, we were the primary beneficiary of, and therefore consolidated, 70 VIEs, which owned 56 apartment properties with 9,792 units. Real estate with a carrying value of $590.3 million collateralized $493.7 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of March 31, 2013, we also held variable interests in 39 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 92 apartment properties with 2,360 units. We are involved with those VIEs as an equity holder or lender. Our maximum risk of loss related to our investment in these VIEs is generally limited to our $4.1 million recorded investment in such entities, which is included in other assets within our consolidated balances sheets.
In addition to our investments in unconsolidated VIEs discussed above, at March 31, 2013, we had in aggregate $96.6 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by second mortgages on real estate properties as further discussed in Note 8). Our maximum risk of loss associated with our lending activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.

In addition to the consolidated and unconsolidated VIEs discussed above, at March 31, 2013, our consolidated financial statements included certain consolidated and unconsolidated VIEs that were sold in connection with the sale of our legacy asset management business.
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
As of March 31, 2013 and December 31, 2012, we had interest rate swaps with aggregate notional amounts of $51.0 million, and recorded fair values of $7.4 million and $8.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At March 31, 2013, these interest rate swaps had a weighted average term of 7.8 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.
If the forward rates at March 31, 2013 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
At March 31, 2013 and December 31, 2012, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $74.0 million that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At March 31, 2013, the weighted average fixed receive rate under the total return swaps was 5.9% and the weighted average variable pay rate was 2.1%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At March 31, 2013 and December 31, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.
NOTE 7 — Fair Value Measurements
In accordance with GAAP, we are required to measure certain assets and liabilities in our consolidated financial statements at fair value. Certain assets, such as our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property debt, our interest rate swaps (IR swaps), total rate of return swaps (TRR swaps), and the debt subject to TRR swaps (TRR debt) are required to be measured at fair value on a quarterly basis. Other assets, such as real estate, are required to be measured at fair value when we determine that the carrying amount of an asset held for use is no longer recoverable, or to be measured at fair value less estimated costs to sell when we determine that the carrying amount of an asset classified as held for sale is no longer recoverable.
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

Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	748	—	—	—	748
Unrealized gains (losses) included in interest expense (5)	—	(12)	936	(936)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	426	—	—	426
Unrealized gains included in equity and partners’ capital	2,573	(135)	—	—	2,438
Fair value at March 31, 2012	$55,014	$(6,733)	$(4,905)	$4,905	$48,281
Fair value at December 31, 2012	$59,145	$(7,968)	$(2,581)	$2,581	$51,177
Investment accretion	830	—	—	—	830
Unrealized gains (losses) included in interest expense (5)	—	(12)	863	(863)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	420	—	—	420
Unrealized (losses) gains included in equity and partners’ capital	(1,708)	176	—	—	(1,532)
Fair value at March 31, 2013	$58,267	$(7,384)	$(1,718)	$1,718	$50,883

(1)
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of March 31, 2013, was approximately 8.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $57.1 million and $56.3 million at March 31, 2013 and December 31, 2012, respectively.

(2)
The fair value of IR swaps is estimated using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.

(3)
TRR swaps have contractually-defined termination values generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings. We calculate the termination value, which we believe is representative of the fair value, of total rate of return swaps using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparty to these arrangements.

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

(5)
Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value and are included in interest expense in the accompanying condensed consolidated statements of operations.

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Number of properties encumbered by nonrecourse property debt measured at fair value during period	4	4
Weighted average interest rate	5.9%	5.8%
Weighted average maturity in years	23.7	24.7
Weighted average loan-to-value ratio	76.8%	80.2%
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
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property's NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by discounting the expected FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 5.76% for the properties impaired during the three months ended March 31, 2012.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2013 and December 31, 2012, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable (including notes receivable from unconsolidated real estate partnerships, which we classify within other assets in our condensed consolidated balance sheets) was approximately $103.2 million and $100.0 million at March 31, 2013 and December 31, 2012, respectively, as compared to their carrying amounts of $111.0 million and $107.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion at both March 31, 2013 and December 31, 2012, as compared to aggregate carrying amounts of $4.7 billion. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.

NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $206.9 million related to construction projects, most of which we expect to incur during the next 24 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas, The Preserve at Marin and Elm Creek conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures for properties included in continuing operations.
As discussed in Note 5, we have loans receivable secured by certain properties in West Harlem in New York City. The obligor under these notes has the ability to put these properties to us upon the achievement of certain operating performance thresholds. Our acquisition of these properties pursuant to this put option would result in a cash payment by us of approximately $31.1 million at the lower performance threshold and approximately $60.7 million at the higher performance threshold, and our assumption of approximately $118.1 million in property debt.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 13 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2013, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 9 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Income (loss) from continuing operations	$702	$(22,583)
Loss (income) from continuing operations attributable to noncontrolling interests	107	(471)
Income attributable to preferred stockholders	(702)	(12,439)
Income attributable to participating securities	(140)	(119)
Loss from continuing operations attributable to Aimco common stockholders	$(33)	$(35,612)
Income from discontinued operations	$2,131	$33,230
Loss (income) from discontinued operations attributable to noncontrolling interests	2,952	(8,227)
Income from discontinued operations attributable to Aimco common stockholders	$5,083	$25,003
Net income	$2,833	$10,647
Net loss (income) attributable to noncontrolling interests	3,059	(8,698)
Income attributable to preferred stockholders	(702)	(12,439)
Income attributable to participating securities	(140)	(119)
Net income (loss) attributable to Aimco common stockholders	$5,050	$(10,609)
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	145,169	120,526
Effect of dilutive securities:
Dilutive potential common shares	—	—
Denominator for diluted earnings per share	145,169	120,526
Earnings (loss) per common share – basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$—	$(0.30)
Income from discontinued operations attributable to Aimco common stockholders	0.03	0.21
Net income (loss) attributable to Aimco common stockholders	$0.03	$(0.09)
The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three months ended March 31, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Income (loss) from continuing operations	$702	$(22,583)
Loss (income) from continuing operations attributable to noncontrolling interests	1,719	(1,225)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(14,109)
Income attributable to participating securities	(140)	(119)
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$(27)	$(38,036)
Income from discontinued operations	$2,131	$33,230
Loss (income) from discontinued operations attributable to noncontrolling interests	3,243	(6,540)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$5,374	$26,690
Net income (loss)	$2,833	$10,647
Net loss (income) attributable to noncontrolling interests	4,962	(7,765)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(14,109)
Income attributable to participating securities	(140)	(119)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$5,347	$(11,346)
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	153,169	128,729
Effect of dilutive securities:
Dilutive potential common units	—	—
Denominator for diluted earnings per unit	153,169	128,729
Earnings (loss) per common unit – basic and diluted:
Loss from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$(0.30)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.03	0.21
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.03	$(0.09)
Aimco and the Aimco Operating Partnership
As of March 31, 2013, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. These securities have been excluded from the earnings (loss) per share or unit computations for the three months ended March 31, 2013 and 2012, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.6 million and 0.5 million at March 31, 2013 and 2012, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of March 31, 2013, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.2 million and were potentially redeemable for approximately 2.6 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we expect these securities to be excluded from earnings (loss) per share or unit computations in future periods.

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
The following table summarizes our notes receivable as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Par value notes	$4,807	$5,439
Discounted notes	97,941	97,458
Total notes receivable	$102,748	$102,897
Face value of discounted notes	$104,288	$104,013
Notes receivable have various annual interest rates ranging between 2.3% and 8.8% and averaging 3.9%. Included in the notes receivable at March 31, 2013 and December 31, 2012 are $101.7 million and $101.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. All of the notes receivable shown above are estimated to be collectible and have not been impaired for the periods presented.
NOTE 11 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 175 properties with 55,884 units at March 31, 2013. Our affordable real estate operations consisted of 84 properties with 11,376 units at March 31, 2013, with rents that are generally paid, in whole or part, by a government agency.
Our chief executive officer, who is our chief operating decision maker, uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Funds From Operations, which represents net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures; Pro forma Funds From Operations, which is Funds From Operations excluding preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements, which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of the consolidated and unconsolidated properties that we own and manage; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three months ended March 31, 2013 and 2012 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2013:
Rental and other property revenues (2)	$209,004	$25,467	$13,701	$26	$248,198
Tax credit and asset management revenues	—	—	—	7,252	7,252
Total revenues	209,004	25,467	13,701	7,278	255,450
Property operating expenses (2)	77,163	10,603	5,193	8,917	101,876
Investment management expenses	—	—	—	1,433	1,433
Depreciation and amortization (2)	—	—	—	80,331	80,331
General and administrative expenses	—	—	—	11,779	11,779
Other expenses, net	—	—	—	2,224	2,224
Total operating expenses	77,163	10,603	5,193	104,684	197,643
Net operating income (loss)	131,841	14,864	8,508	(97,406)	57,807
Other items included in continuing operations	—	—	—	(57,105)	(57,105)
Income (loss) from continuing operations	$131,841	$14,864	$8,508	$(154,511)	$702

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended March 31, 2012:
Rental and other property revenues (2)	$197,068	$25,009	$22,033	$139	$244,249
Tax credit and asset management revenues	—	—	—	8,071	8,071
Total revenues	197,068	25,009	22,033	8,210	252,320
Property operating expenses (2)	72,671	9,982	7,104	9,035	98,792
Investment management expenses	—	—	—	3,388	3,388
Depreciation and amortization (2)	—	—	—	86,632	86,632
Provision for real estate impairment losses (2)	—	—	—	6,074	6,074
General and administrative expenses	—	—	—	11,624	11,624
Other expenses, net	—	—	—	5,741	5,741
Total operating expenses	72,671	9,982	7,104	122,494	212,251
Net operating income (loss)	124,397	15,027	14,929	(114,284)	40,069
Other items included in continuing operations	—	—	—	(62,652)	(62,652)
Income (loss) from continuing operations	$124,397	$15,027	$14,929	$(176,936)	$(22,583)

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

(2)
Proportionate property net operating income, our key measurement of segment profit or loss excludes property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization and provision for real estate impairment losses. Accordingly, we do not allocate these amounts to our segments.

For the three months ended March 31, 2013 and 2012, capital additions related to our conventional segment totaled $64.6 million and $45.5 million, respectively, and capital additions related to our affordable segment totaled $2.0 million and $3.0 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rates and property operating results; the effect of acquisitions, dispositions and redevelopments; and our ability to comply with debt covenants, including financial coverage ratios. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s Combined Annual Report on Form 10-K for the year ended December 31, 2012, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
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
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our nationwide portfolio of desirable apartment homes with valued amenities and with a high level of customer service and in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of market-rate apartment properties, which average “B/B+” in quality (defined below) by selling properties inconsistent with our portfolio strategy and investing the proceeds from such sales through redevelopment and acquisition of higher-quality properties; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional properties. At March 31, 2013, our conventional property operations included 175 properties with 55,884 units in which we held an average ownership of 97% . We also operate a portfolio of affordable properties, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At March 31, 2013, our affordable property operations consisted of 84 properties with 11,376 units in which we held an average ownership of 80%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the three months ended March 31, 2013. Over the next four to five years, we expect to dispose of our affordable properties and reinvest the proceeds in our conventional portfolio.

For the three months ended March 31, 2013, our conventional portfolio had average revenue per effective unit of $1,370 and provided 63% operating margins. Average revenue per effective unit represents rental and other property revenues divided by effective units, which is the number of actual property units multiplied by our ownership interest in the property as of the end of the current period. The average revenue per effective unit for our conventional portfolio increased 8.0% from average revenues of $1,268 for the three months ended March 31, 2012, as a result of year-over-year per unit revenue growth of 5.3% and the sale of conventional properties during 2012 with average revenues per unit substantially lower than those of the retained portfolio. During the three months ended March 31, 2013, on average, combined conventional new and renewal lease rates were 3.9% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality market-rate apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as A-quality properties those earning rents greater than 125% of the local market average, as B-quality properties those earning rents 90% to 125% of the local market average and as C-quality properties those earning rents less than 90% of the local market average. We classify as B/B+ those properties earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of A, B and C, some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, lower operating margins, and lower expected future rent growth. These properties are often located in markets we deem less desirable than our target markets. We reinvest the sale proceeds in properties already in our portfolio, through increased ownership, redevelopment or property upgrades, or through the purchase of other properties. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these investments are especially accretive where we can eliminate overhead costs associated with the partnerships that own these properties. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We believe redevelopment also provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis, to those in which a substantial number of all available units are vacated for significant renovations to the property. We have a specialized Redevelopment and Construction Services group to oversee these projects.
During the three months ended March 31, 2013, we invested $30.7 million, $13.3 million and $6.1 million in redevelopment, capital improvements and property upgrades spending, respectively, on our conventional properties.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to EBITDA of less than 7.0x and EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on Debt to EBITDA and EBITDA Coverage of Interest ratios.

Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. EBITDA is calculated by adding to our Pro forma Funds From Operations our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans. Our leverage ratios for the trailing twelve month and annualized three month periods ended March 31, 2013 and 2012, are presented below:

	Trailing Twelve Months Ended March 31,		Annualized Three Months Ended March 31,
	2013	2012	2013	2012
Debt to EBITDA	7.5x	8.4x	7.6x	8.5x
Debt and Preferred Equity to EBITDA	7.8x	9.8x	7.9x	9.9x
EBITDA Coverage of Interest	2.4x	2.2x	2.5x	2.2x
EBITDA Coverage of Interest and Preferred Dividends	2.3x	1.8x	2.4x	1.8x
The trailing twelve months ended March 31, 2013 EBITDA Coverage of Interest and Preferred Dividends ratios above are provided on a pro forma basis to exclude the dividends on preferred stock we redeemed during 2012. We expect future leverage reduction from earnings growth generated by our current portfolio and by regularly scheduled property debt amortization funded from retained earnings. We expect to achieve our stated leverage targets by early 2014. We also expect to increase our financial flexibility in the future by expanding our pool of unencumbered properties. At March 31, 2013, this pool included three consolidated properties, which we expect to hold beyond 2013, with estimated fair values of approximately $165.0 million.
At March 31, 2013, approximately 96% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with 2.1% of our unpaid principal balance maturing during the balance of 2013 and, on average, 5.8% of our unpaid principal balance maturing per year from 2014 through 2016. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement, that provides for $500.0 million of revolving loan commitments, to meet our short-term liquidity needs. At March 31, 2013, we had the capacity to borrow $405.4 million pursuant to our Credit Agreement, net of $49.2 million of outstanding borrowings and $45.4 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
Under our Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve month period ended March 31, 2013, our Debt Service and Fixed Charge Coverage ratios were 1.68x and 1.58x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.62x and 1.38x, respectively, for the twelve month period ended March 31, 2012. We expect to remain in compliance with these covenants during the remainder of 2013.
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
Overview
Highlights of our results of operations for the three months ended March 31, 2013, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended March 31, 2013, increased by 4.7% and 4.9%, respectively, resulting in a 4.6% increase in net operating income as compared to the three months ended March 31, 2012;

•	Average revenue per effective unit for our Conventional properties increased by 8.0%, from $1,268 for the three months ended March 31, 2012 to $1,370 for the three months ended March 31, 2013.

•	Net operating income for our total real estate portfolio (continuing operations) for the three months ended March 31, 2013, increased 5.2% as compared to the three months ended March 31, 2012.
Three Months Ended March 31, 2013 compared to March 31, 2012
We reported net income attributable to Aimco of $5.9 million and net income attributable to Aimco common stockholders of $5.1 million for the three months ended March 31, 2013, as compared to net income attributable to Aimco of $1.9 million and net loss attributable to Aimco common stockholders of $10.6 million for the three months ended March 31, 2012, increases in income of $3.9 million and $15.7 million, respectively.
We reported net income attributable to the Aimco Operating Partnership of $7.8 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $5.3 million for the three months ended March 31, 2013, as compared to net income attributable to the Aimco Operating Partnership of $2.9 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $11.3 million for the three months ended March 31, 2012, increases in income of $4.9 million and $16.7 million, respectively.
These increases in income for Aimco and the Aimco Operating Partnership during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, were principally due to increases in operating income and interest income and a decrease in interest expense. These increases in income were partially offset by a decrease in income from discontinued operations, primarily due to a decrease in gains on dispositions.  In addition, income attributable to Aimco's common stockholders and the Aimco Operating Partnership's common unit holders increased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to a reduction in preferred stock dividends and preferred unit distributions resulting from the redemption of $600.9 million of preferred securities during 2012.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
As described in the preceding Executive Overview, our owned real estate portfolio consists primarily of conventional properties, and we also operate a portfolio of affordable properties. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated properties that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional properties with 142 units and 19 affordable properties with 1,276 units that we do not manage.

We do not include property management revenues, offsite costs associated with property management or casualty related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three months ended March 31, 2013 and 2012 (in thousands). The tables and discussions below exclude the results of operations for properties we do not manage and for properties included in discontinued operations as of March 31, 2013. Refer to Note 11 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of properties we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional properties. Conventional Same Store properties are properties we manage, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Conventional Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Based on the small number of Conventional Redevelopment properties at March 31, 2013, we have included their results in the Other Conventional classification within the presentation below. Other Conventional properties generally includes conventional properties that have significant rent control restrictions, casualty properties, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers.
As of March 31, 2013, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 138 and 33 properties with 50,691 and 5,051 units, respectively. From December 31, 2012 to March 31, 2013, on a net basis, our Conventional Same Store portfolio decreased by one property and increased by 387 units. This consisted of three properties with 1,295 units that were reclassified from our Other Conventional portfolio to our Conventional Same Store portfolio when they reached stabilization following a casualty loss, and four senior housing properties with 908 units that were reclassified from our Conventional Same Store portfolio to our Other Conventional portfolio based on our determination that certain restrictions on increases in rental rates for these properties are not appropriately comparable with changes in local market rental rates.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$188,527	$180,078	$8,449	4.7%
Other Conventional	20,477	16,990	3,487	20.5%
Total	209,004	197,068	11,936	6.1%
Property operating expenses:
Conventional Same Store	67,122	64,017	3,105	4.9%
Other Conventional	10,041	8,654	1,387	16.0%
Total	77,163	72,671	4,492	6.2%
Property net operating income:
Conventional Same Store	121,405	116,061	5,344	4.6%
Other Conventional	10,436	8,336	2,100	25.2%
Total	$131,841	$124,397	$7,444	6.0%
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, our conventional segment’s proportionate property net operating income increased $7.4 million, or 6.0%.
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, Conventional Same Store proportionate property net operating income increased by $5.3 million, or 4.6%. This increase was primarily attributable to an $8.4 million, or 4.7%, increase in rental and other property revenues due to higher average revenues (approximately $68 per effective unit), comprised of increases in rental rates, fee income and utility reimbursements, partially offset by a 60 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the three months ended March 31, 2013, were 2.6% higher than expiring lease rates, and renewal rates were 5.3% higher than expiring lease rates. The increase in Conventional

Same Store rental and other property revenues was partially offset by a $3.1 million, or 4.9%, increase in property operating expenses, primarily due to increases in insurance and real estate taxes.
Our Other Conventional proportionate property net operating income increased by $2.1 million, or 25.2%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to a $1.5 million increase in net operating income resulting from conventional properties we acquired in 2012.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as Affordable Same Store or Other Affordable. Affordable Same Store properties are properties we manage that are subject to tax credit agreements, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable properties are those that do not meet the Affordable Same Store property definition because they are not subject to tax credit agreements and/or our ownership interest is less than 10%. During the three months ended March 31, 2013, we revised our definition of Affordable Same Store properties to include only properties that are subject to tax credit agreements.
At March 31, 2013, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 48 and 17 properties with 7,696 and 2,404 units, respectively. From December 31, 2012 to March 31, 2013, our affordable Same Store portfolio decreased by 19 properties with 2,298 units. This decrease consisted of 16 non-tax credit properties with 2,232 units we reclassified from our Affordable Same Store portfolio to our Other Affordable portfolio based on the Affordable Same Store definition change discussed above, and three properties with 66 units that were sold during the three months ended March 31, 2013 and for which the results have reclassified into discontinued operations. Our affordable results for the three months ended March 31, 2013 and 2012 presented below are based on the property populations at March 31, 2013.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,198	$20,737	$461	2.2%
Other Affordable	4,269	4,272	(3)	(0.1)%
Total	25,467	25,009	458	1.8%
Property operating expenses:
Affordable Same Store	8,684	8,249	435	5.3%
Other Affordable	1,919	1,733	186	10.7%
Total	10,603	9,982	621	6.2%
Property net operating income:
Affordable Same Store	12,514	12,488	26	0.2%
Other Affordable	2,350	2,539	(189)	(7.4)%
Total	$14,864	$15,027	$(163)	(1.1)%
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, our affordable segment’s proportionate property net operating income decreased $0.2 million, or 1.1%.
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, the proportionate property net operating income of our Affordable Same Store properties increased by less than $0.1 million, or 0.2%. This increase in net operating income consisted of a $0.5 million, or 2.2%, increase in revenue, partially offset by a $0.4 million, or 5.3%, increase in expense. Affordable Same Store revenue increased primarily due to higher average revenues ($14 per effective unit) and higher average daily occupancy (70 basis points). Affordable Same Store expenses increased primarily due to an increase in insurance and real estate taxes.
Our Other Affordable proportionate property net operating income decreased by $0.2 million, or 7.4%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in insurance and real estate taxes.
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

For the three months ended March 31, 2013 and 2012, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $7.7 million and $9.0 million, respectively. The decrease in property management expense is primarily due to a decrease in the number of properties we own and manage.
For the three months ended March 31, 2013 and 2012, casualty losses increased by $1.1 million, from less than $0.1 million to $1.2 million, primarily due to increases in minor casualty losses incurred at certain of our properties in 2013.
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
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, tax credit and asset management revenues decreased $0.8 million. This decrease is primarily attributable to $0.5 million of disposition fees recognized in 2012 with no comparable activity during 2013, and a decrease in other transactional fees from 2012 to 2013.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform tax credit and asset management activities. For the three months ended March 31, 2013, compared to the three months ended March 31, 2012, investment management expenses decreased $2.0 million. The decrease was primarily due to $0.9 million of fees paid to third parties for asset management services related to our legacy asset management business which we sold in late 2012 (see Note 4 to the condensed consolidated financial statements in Item 1), $0.8 million of transaction costs recognized in 2012, and a $0.3 million reduction in personnel and related costs.
Depreciation and Amortization
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, depreciation and amortization decreased $6.3 million, or 7.3%, primarily due to assets that became fully depreciated.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2013, we recognized no impairment losses related to properties classified as held for use. For the three months ended March 31, 2012, we recognized $6.1 million of impairment losses related to properties classified as held for use primarily due to a reduction in the estimated period over which we expect to hold properties.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, other expenses, net decreased $3.5 million, primarily due to partnership expenses and severance costs incurred during 2012 with no comparable activity in 2013.
Interest Income
Interest income consists primarily of interest on notes receivable (including those from unconsolidated real estate partnerships, which are classified within other assets in our condensed consolidated balance sheets), accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities in a securitization of certain of our property loans. Interest income for the periods presented has been reduced by the amount of provisions for losses on notes receivable recognized, which, for the periods presented, are immaterial for separate presentation in the consolidated statements of operations.
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, interest income increased by $4.0 million, primarily due to accretion income recognized in 2013 related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated.

Interest Expense
For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, interest expense, which includes the amortization of deferred financing costs, decreased by $2.4 million, or 3.7%. The decrease was primarily related to lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of our creation of a pool of unencumbered properties), partially offset by increases in interest related to properties we acquired in 2012.
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
During 2012, the majority of the equity in losses of unconsolidated real estate partnerships related to our legacy asset management business. These amounts were attributed to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco. Following the sale of our legacy asset management business during late 2012, the equity in losses of these unconsolidated real estate partnerships is included in loss (gain) on dispositions and other, as further discussed below.
Loss (Gain) on Dispositions and Other
Loss (gain) on dispositions and other includes gains or losses on disposition of interests in unconsolidated real estate partnerships, gains or losses on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period. Loss (gain) on dispositions and other also includes the results of operations related to our legacy asset management business, which we account for under the profit sharing method as further discussed in Note 4 to the condensed consolidated financial statements in Item 1.
During the three months ended March 31, 2013, we recognized $1.4 million of net losses related to our legacy asset management business.  We allocated $1.8 million of net losses to noncontrolling interests in the asset management business, resulting in $0.4 million of income from the legacy asset management business attributable to Aimco and the Aimco Operating Partnership.
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
For the three months ended March 31, 2013 and 2012, income from discontinued operations totaled $2.1 million and $33.2 million, respectively. The $31.1 million decrease in income from discontinued operations was principally due to a $33.9 million decrease in gain on dispositions of real estate, net of income taxes, and a $0.8 million decrease in impairment losses on dispositions of real estate, partially offset by an increase in operating income, net of interest expense, due to the timing and composition of sales.
During the three months ended March 31, 2013, we sold three consolidated properties for gross proceeds of $8.0 million and net proceeds of $0.3 million, resulting in a net gain of approximately $1.8 million (which is net of $0.2 million of related income taxes). During the three months ended March 31, 2012, we sold ten consolidated properties for gross proceeds of $89.7 million and net proceeds of $40.4 million, resulting in a net gain of approximately $35.4 million (which is net of $0.3 million of related income taxes).
The weighted average net operating income capitalization rates for our affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 4.8% during the three months ended March 31, 2013. During the three months ended March 31, 2012, the weighted average net operating income capitalization rates for our conventional and affordable property sales were 6.0% and 8.4%, respectively.

Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the non-Aimco (or non-Aimco Operating Partnership) owners. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the non-Aimco (or non-Aimco Operating Partnership) owners includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the three months ended March 31, 2013, we allocated net losses of $5.0 million to noncontrolling interests in consolidated real estate partnerships, compared to $7.8 million of net income allocated to these noncontrolling interests during the three months ended March 31, 2012, or a change of $12.7 million. This change was primarily due to a $9.8 million decrease in the noncontrolling interest partners' share of income from discontinued operations resulting from their share of decreases in gains on dispositions of properties held by consolidated real estate partnerships, and a $2.9 million decrease in the noncontrolling interest partners' share of income from continuing operations primarily due to their share of a retroactive rent increase awarded on one of our affordable properties during 2012.
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
For the three months ended March 31, 2013 and 2012, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $1.9 million and $0.9 million, respectively, a change in their share of income and losses of $1.0 million.
Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Income attributable to Aimco Preferred Stockholders decreased by $11.7 million and income attributable to the Aimco Operating Partnership's preferred unitholders decreased by $11.8 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The decrease is primarily attributable to the redemption by Aimco of $600.9 million of preferred stock during 2012, and the Aimco Operating Partnership's corresponding redemption of preferred units held by Aimco.
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
Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2013, we recorded no impairment losses related to properties classified as held for use. We recognized $6.1 million of impairments related to properties classified as held for use during the three months ended March 31, 2012, primarily based on a reduction in the estimated holding periods for such properties. During the three months ended March 31, 2013, we recognized recoveries of previously recognized impairment losses of $0.2 million for real estate properties included in discontinued operations based on the sales proceeds exceeding the estimate on which a previously recognized impairment was based. During the three months ended March 31, 2012, we recognized impairment losses of $0.6 million related to real estate properties included in discontinued operations, primarily due to reductions in the estimated holding periods for properties sold during these periods.
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
For the three months ended March 31, 2013 and 2012, for continuing and discontinued operations, we capitalized $4.3 million and $4.1 million of interest costs, respectively, and $8.9 million and $8.1 million of other direct and indirect costs, respectively.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three months ended March 31, 2013 and 2012, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to Aimco common stockholders (1)	$5,050	$(10,609)
Adjustments:
Depreciation and amortization	80,331	86,632
Depreciation and amortization related to non-real estate assets	(2,970)	(3,242)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities	(3,206)	(4,927)
Loss (gain) on dispositions and other, net of noncontrolling partners' interest	74	(12)
Recoveries of impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	37	5,596
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners' interest	(5,079)	(28,163)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	(235)	320
Depreciation of rental property, net of noncontrolling partners' interest	36	7,084
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	(3,746)	(4,160)
Amounts allocable to participating securities	(148)	(140)
FFO / Pro forma Funds From Operations Attributable to Aimco Common Stockholders - Diluted	$70,144	$48,379
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership	(15,187)	(13,296)
Amounts allocable to participating securities	63	69
AFFO attributable to Aimco common stockholders – diluted	$55,020	$35,152

Weighted average common shares outstanding – diluted (earnings per share)	145,169	120,526
Dilutive common share equivalents	221	343
Weighted average common shares outstanding – diluted (2)	145,390	120,869

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
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

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales, proceeds from refinancings of existing property loans, borrowings under new property loans and borrowings under our revolving Credit Agreement.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity needs. We may use our revolving Credit Agreement for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
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
We are subject to total rate of return swaps that require specified loan-to-value ratios that may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At March 31, 2013, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information regarding these arrangements.
As of March 31, 2013, we had the capacity to borrow $405.4 million pursuant to our Credit Agreement, net of $49.2 million of outstanding borrowings under the Credit Agreement and $45.4 million for undrawn letters of credit backed by the Credit Agreement.
At March 31, 2013, we had $49.6 million in cash and cash equivalents and $156.1 million of restricted cash, decreases in cash of $34.9 million and $9.3 million, respectively, from December 31, 2012. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2013, our net cash provided by operating activities of $48.9 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2013 increased by $0.4 million as compared to the three months ended March 31, 2012, primarily due to a decrease in cash used for working capital requirements during 2013 as compared to 2012, substantially offset by a decrease in the operating income of our properties resulting from properties we sold during 2012.

Investing Activities
For the three months ended March 31, 2013, our net cash used in investing activities of $73.6 million consisted primarily of capital expenditures. Capital expenditures totaled $66.1 million and $56.4 million during the three months ended March 31, 2013 and 2012, respectively. We generally fund capital additions with cash provided by operating activities, working capital and property sales. We categorize our capital spending broadly into five primary categories: Capital Replacements (consisting of standard Capital Replacements and those relating to multi-phase projects), Property Upgrades, Capital Improvements, Redevelopment and casualty replacements spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2013 and 2012 are presented below (dollars in thousands):

	2013	2012
Capital Replacements:
Standard	$9,823	$11,163
Multi-phase projects	4,907	$—
Property Upgrades	6,070	7,718
Capital Improvements	13,258	4,563
Redevelopment additions	30,652	15,656
Casualty replacements	1,799	1,746
Total capital additions	66,509	40,846
Less: additions related to unconsolidated partnerships	—	(115)
Plus: additions related to sold or held for sale properties	8	7,535
Plus: additions related to consolidated properties not managed, commercial space, fitness facilities and other	48	229
Consolidated capital additions	66,565	48,495
Plus: net change in accrued capital spending	(501)	7,899
Capital expenditures per consolidated statement of cash flows	$66,064	$56,394
During the three months ended March 31, 2013, we continued the redevelopment of nine properties that was started during 2012. In addition, we continued multi-phase capital projects at Park Towne Place and The Sterling, both located in Center City Philadelphia, and 2900 on First, located in Seattle. The initial phases of these projects consist of Capital Replacement and Capital Improvement investments, with redevelopment to follow. We expect our conventional redevelopment spending for 2013 to range from approximately $130.0 million to $160.0 million.
For the three months ended March 31, 2013 and 2012, capital spending included $4.3 million and $4.1 million of interest costs, respectively, and $8.9 million and $8.1 million of other direct and indirect costs, respectively.
Financing Activities
For the three months ended March 31, 2013, our net cash used in financing activities of $10.2 million was primarily attributed to debt principal payments, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by proceeds from property loans and borrowings on our revolving line of credit.
Property Debt
At both March 31, 2013 and December 31, 2012, we had $4.7 billion of consolidated property debt outstanding, which included $3.9 million of property debt classified within liabilities related to assets held for sale at December 31, 2012. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
Credit Agreement
We have a Credit Agreement which consists of $500.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid which rate varies based on our leverage (initially either LIBOR plus 2.5% or, at our option, a base rate). The revolving Credit Agreement matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.

As of March 31, 2013, we had $49.2 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $405.4 million, net of the outstanding borrowings and $45.4 million for undrawn letters of credit backed by the Credit Agreement. The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Equity and Partners’ Capital Transactions
During the three months ended March 31, 2013, Aimco paid cash dividends or distributions totaling $0.7 million, $35.0 million and $3.5 million to preferred stockholders, common stockholders and holders of noncontrolling interests in the Aimco Operating Partnership, respectively.
During the three months ended March 31, 2013, the Aimco Operating Partnership paid cash distributions totaling $2.3 million and $36.9 million to preferred unitholders and common unitholders, respectively, of which $0.7 million and $35.0 million, respectively, represented distributions to Aimco.
During the three months ended March 31, 2013, Aimco and the Aimco Operating Partnership paid cash distributions of $12.2 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012.
Pursuant to ATM offering programs active at March 31, 2013, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
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
As of March 31, 2013, on a consolidated basis, we had approximately $155.4 million of variable rate property indebtedness outstanding, $49.2 million of variable rate borrowings under our Credit Agreement, and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $131.5 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1992 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $1.7 million and $1.9 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $1.7 million and $2.0 million, respectively, on an annual basis.
At March 31, 2013, we had approximately $308.4 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion at March 31, 2013 ($4.9 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $4.7 billion at March 31, 2013 ($4.5 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.1 billion to $4.9 billion (from $4.9 billion to $4.7 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.1 billion to $5.4 billion (from $4.9 billion to $5.1 billion on a proportionate basis).

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2013.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the three months ended March 31, 2013. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2013, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2013.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2013, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2013.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2013	780	$27.03	N/A	N/A
February 1 – February 28, 2013	6,985	27.70	N/A	N/A
March 1 – March 31, 2013	3,234	29.61	N/A	N/A
Total	10,999	$28.21

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
Submission of Matters to a Vote of Security Holders.
Aimco held its 2013 Annual Meeting of Stockholders on April 30, 2013, at its corporate headquarters, 4582 South Ulster Street, Suite 1100, Denver, Colorado, 80237. Terry Considine, Aimco's Chairman and Chief Executive Officer, presided. Aimco's stockholders considered three proposals, each of which is described in more detail in Aimco's Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 3, 2013. On the record date of February 22, 2013, there were 145,858,179 shares of Aimco's Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.
Proposal 1: Election of eight directors to serve for a one-year term until Aimco's 2014 annual meeting of stockholders.
Aimco's stockholders elected each of the seven nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes
James N. Bailey	123,848,067	3,582,496	16,266	5,662,702
Terry Considine	120,386,139	7,028,697	31,993	5,662,702
Thomas L. Keltner	124,407,121	3,021,317	18,391	5,662,702
J. Landis Martin	114,521,391	12,906,297	19,141	5,662,702
Robert A. Miller	124,405,129	3,023,862	17,838	5,662,702
Kathleen M. Nelson	124,397,635	3,031,869	17,325	5,662,702
Michael A. Stein	124,399,910	3,030,600	16,319	5,662,702

Proposal 2: The appointment of Ernst & Young LLP as Aimco's independent registered public accounting firm for the year ending December 31, 2013, was ratified as follows:

For	Against	Abstentions	Broker Non-Votes
130,353,345	2,664,476	91,710	—

Proposal 3: Advisory vote to approve the compensation of executive officers disclosed in Aimco's proxy statement.
Aimco's stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
118,919,432	8,455,482	79,744	5,654,873

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
10.1
Aimco and the Aimco Operating Partnership – First Amendment to Senior Secured Credit Agreement, dated as of April 5, 2013, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., Keybank National Association, as Agent for itself and the other lenders from time to time a party to the Senior Secured Credit Agreement

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 3, 2013