Form 10-Q
period 2013-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2013-11-01
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of October 31, 2013: 145,916,439

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2013, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of September 30, 2013, owned a 94.8% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.2% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,481,745	$6,212,176
Land	1,937,239	1,915,683
Total real estate	8,418,984	8,127,859
Less accumulated depreciation	(2,908,941)	(2,728,660)
Net real estate ($420,079 and $599,302 related to VIEs)	5,510,043	5,399,199
Cash and cash equivalents ($20,721 and $23,599 related to VIEs)	67,622	84,413
Restricted cash ($38,918 and $38,576 related to VIEs)	130,511	146,281
Accounts receivable, net	32,925	34,020
Notes receivable	215,821	102,897
Other assets ($218,811 and $220,317 related to VIEs)	513,409	516,018
Assets held for sale	19,175	118,552
Total assets	$6,489,506	$6,401,380
LIABILITIES AND EQUITY
Non-recourse property debt ($374,444 and $495,012 related to VIEs)	$4,530,971	$4,570,719
Revolving credit facility borrowings	298,550	—
Total indebtedness	4,829,521	4,570,719
Accounts payable	27,438	30,747
Accrued liabilities and other ($156,157 and $160,590 related to VIEs)	328,910	315,637
Deferred income	111,390	128,098
Liabilities related to assets held for sale	17,118	121,239
Total liabilities	5,314,377	5,166,440
Preferred noncontrolling interests in Aimco Operating Partnership	79,969	80,046
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	68,114	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 145,916,439 and 145,563,903 shares issued/outstanding at September 30, 2013 and December 31, 2012, respectively	1,459	1,456
Additional paid-in capital	3,704,393	3,712,684
Accumulated other comprehensive loss	(5,467)	(3,542)
Distributions in excess of earnings	(2,886,352)	(2,863,287)
Total Aimco equity	882,147	915,425
Noncontrolling interests in consolidated real estate partnerships	245,735	271,065
Common noncontrolling interests in Aimco Operating Partnership	(32,722)	(31,596)
Total equity	1,095,160	1,154,894
Total liabilities and equity	$6,489,506	$6,401,380

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Rental and other property revenues	$247,117	$242,149	$732,112	$716,307
Tax credit and asset management revenues	7,397	10,696	22,458	27,681
Total revenues	254,514	252,845	754,570	743,988
OPERATING EXPENSES
Property operating expenses	98,463	100,988	295,492	293,105
Investment management expenses	373	2,817	3,503	9,445
Depreciation and amortization	74,622	83,438	229,270	252,948
Provision for real estate impairment losses	—	—	—	8,349
General and administrative expenses	10,962	12,311	33,894	37,491
Other expense, net	2,215	4,440	6,445	9,060
Total operating expenses	186,635	203,994	568,604	610,398
Operating income	67,879	48,851	185,966	133,590
Interest income, net	3,587	1,998	12,663	6,852
Interest expense	(61,726)	(61,196)	(182,525)	(182,614)
Equity in income (losses) of unconsolidated real estate partnerships	277	206	905	(2,800)
(Loss) gain on dispositions and other, net	(1,899)	16,024	(4,553)	20,630
Income (loss) before income taxes and discontinued operations	8,118	5,883	12,456	(24,342)
Income tax benefit (expense)	77	40	(216)	352
Income (loss) from continuing operations	8,195	5,923	12,240	(23,990)
Income from discontinued operations, net	71,215	47,412	76,982	122,103
Net income	79,410	53,335	89,222	98,113
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(6,776)	(11,334)	4,336	(28,764)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,606)	(1,609)	(4,818)	(4,890)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(3,796)	(1,611)	(4,668)	(929)
Net income attributable to noncontrolling interests	(12,178)	(14,554)	(5,150)	(34,583)
Net income attributable to Aimco	67,232	38,781	84,072	63,530
Net income attributable to Aimco preferred stockholders	(702)	(14,515)	(2,105)	(49,136)
Net income attributable to participating securities	(262)	(103)	(418)	(317)
Net income attributable to Aimco common stockholders	$66,268	$24,163	$81,549	$14,077
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 9):
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.05	$(0.06)	$0.06	$(0.60)
Income from discontinued operations attributable to Aimco common stockholders	0.41	0.23	0.50	0.71
Net income attributable to Aimco common stockholders	$0.46	$0.17	$0.56	$0.11
Weighted average common shares outstanding – basic	145,334	144,959	145,274	130,960
Weighted average common shares outstanding – diluted	145,563	144,959	145,542	130,960
Dividends declared per common share	$0.24	$0.20	$0.72	$0.56

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$79,410	$53,335	$89,222	$98,113
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(185)	(768)	1,423	(2,544)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	422	417	1,258	1,259
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,384)	196	(4,440)	1,655
Other comprehensive (loss) income	(1,147)	(155)	(1,759)	370
Comprehensive income	78,263	53,180	87,463	98,483
Comprehensive (income) loss attributable to noncontrolling interests	(12,132)	(14,504)	(5,316)	(34,490)
Comprehensive income attributable to Aimco	$66,131	$38,676	$82,147	$63,993

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,222	$98,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,270	252,948
Provision for real estate impairment losses	—	8,349
Equity in (income) losses of unconsolidated real estate partnerships	(905)	2,800
Loss (gain) on dispositions of interests in unconsolidated real estate and other	4,553	(20,630)
Discontinued operations	(70,209)	(93,785)
Other adjustments	6,898	(7,796)
Net changes in operating assets and operating liabilities	(10,706)	2,298
Net cash provided by operating activities	248,123	242,297
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(50,727)	(89,727)
Capital expenditures	(275,116)	(188,371)
Proceeds from dispositions of real estate	120,736	285,215
Purchases of corporate assets	(8,618)	(6,721)
Purchase of property loans	(119,101)	—
Change in restricted cash	17,802	(1,062)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	1,699	28,549
Other investing activities	14,166	8,339
Net cash (used in) provided by investing activities	(299,159)	36,222
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	187,642	134,294
Principal repayments on non-recourse property debt	(295,725)	(292,899)
Net borrowings on revolving credit facility	298,550	66,200
Proceeds from issuance of Preferred Stock	—	9,818
Proceeds from issuance of Common Stock	—	594,437
Redemptions of Preferred Stock	—	(600,956)
Proceeds from Common Stock option exercises	993	48,906
Payment of dividends to holders of Preferred Stock	(2,104)	(36,147)
Payment of dividends to holders of Common Stock	(105,033)	(74,882)
Payment of distributions to noncontrolling interests	(33,835)	(37,885)
Purchases of noncontrolling interests in consolidated real estate partnerships	(10,749)	(56,397)
Other financing activities	(5,494)	(21,559)
Net cash provided by (used in) financing activities	34,245	(267,070)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,791)	11,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,622	$102,515

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,481,745	$6,212,176
Land	1,937,239	1,915,683
Total real estate	8,418,984	8,127,859
Less accumulated depreciation	(2,908,941)	(2,728,660)
Net real estate ($420,079 and $599,302 related to VIEs)	5,510,043	5,399,199
Cash and cash equivalents ($20,721 and $23,599 related to VIEs)	67,622	84,413
Restricted cash ($38,918 and $38,576 related to VIEs)	130,511	146,281
Accounts receivable, net	32,925	34,020
Notes receivable	215,821	102,897
Other assets ($218,811 and $220,317 related to VIEs)	513,409	516,018
Assets held for sale	19,175	118,552
Total assets	$6,489,506	$6,401,380
LIABILITIES AND PARTNERS' CAPITAL
Non-recourse property debt ($374,444 and $495,012 related to VIEs)	$4,530,971	$4,570,719
Revolving credit facility borrowings	298,550	—
Total indebtedness	4,829,521	4,570,719
Accounts payable	27,438	30,747
Accrued liabilities and other ($156,157 and $160,590 related to VIEs)	328,910	315,637
Deferred income	111,390	128,098
Liabilities related to assets held for sale	17,118	121,239
Total liabilities	5,314,377	5,166,440
Redeemable preferred units	79,969	80,046
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	68,114	68,114
General Partner and Special Limited Partner	814,033	847,311
Limited Partners	(32,722)	(31,596)
Partners’ capital attributable to the Aimco Operating Partnership	849,425	883,829
Noncontrolling interests in consolidated real estate partnerships	245,735	271,065
Total partners’ capital	1,095,160	1,154,894
Total liabilities and partners’ capital	$6,489,506	$6,401,380

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Rental and other property revenues	$247,117	$242,149	$732,112	$716,307
Tax credit and asset management revenues	7,397	10,696	22,458	27,681
Total revenues	254,514	252,845	754,570	743,988
OPERATING EXPENSES
Property operating expenses	98,463	100,988	295,492	293,105
Investment management expenses	373	2,817	3,503	9,445
Depreciation and amortization	74,622	83,438	229,270	252,948
Provision for real estate impairment losses	—	—	—	8,349
General and administrative expenses	10,962	12,311	33,894	37,491
Other expense, net	2,215	4,440	6,445	9,060
Total operating expenses	186,635	203,994	568,604	610,398
Operating income	67,879	48,851	185,966	133,590
Interest income, net	3,587	1,998	12,663	6,852
Interest expense	(61,726)	(61,196)	(182,525)	(182,614)
Equity in income (losses) of unconsolidated real estate partnerships	277	206	905	(2,800)
(Loss) gain on dispositions and other, net	(1,899)	16,024	(4,553)	20,630
Income (loss) before income taxes and discontinued operations	8,118	5,883	12,456	(24,342)
Income tax benefit (expense)	77	40	(216)	352
Income (loss) from continuing operations	8,195	5,923	12,240	(23,990)
Income from discontinued operations, net	71,215	47,412	76,982	122,103
Net income	79,410	53,335	89,222	98,113
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(6,776)	(11,334)	4,336	(28,764)
Net income attributable to the Aimco Operating Partnership	72,634	42,001	93,558	69,349
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(16,124)	(6,923)	(54,026)
Net income attributable to participating securities	(262)	(103)	(418)	(317)
Net income attributable to the Aimco Operating Partnership's common unitholders	$70,064	$25,774	$86,217	$15,006
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 9):
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.05	$(0.06)	$0.06	$(0.60)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.41	0.23	0.50	0.71
Net income attributable to the Aimco Operating Partnership’s common unitholders	$0.46	$0.17	$0.56	$0.11
Weighted average common units outstanding – basic	153,287	152,997	153,242	139,116
Weighted average common units outstanding – diluted	153,516	152,997	153,510	139,116
Distributions declared per common unit	$0.24	$0.20	$0.72	$0.56

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$79,410	$53,335	$89,222	$98,113
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(185)	(768)	1,423	(2,544)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	422	417	1,258	1,259
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,384)	196	(4,440)	1,655
Other comprehensive (loss) income	(1,147)	(155)	(1,759)	370
Comprehensive income	78,263	53,180	87,463	98,483
Comprehensive (income) loss attributable to noncontrolling interests	(6,790)	(11,290)	4,065	(28,631)
Comprehensive income attributable to the Aimco Operating Partnership	$71,473	$41,890	$91,528	$69,852

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,222	$98,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,270	252,948
Provision for real estate impairment losses	—	8,349
Equity in (income) losses of unconsolidated real estate partnerships	(905)	2,800
Loss (gain) on dispositions of interests in unconsolidated real estate and other	4,553	(20,630)
Discontinued operations	(70,209)	(93,785)
Other adjustments	6,898	(7,796)
Net changes in operating assets and operating liabilities	(10,706)	2,298
Net cash provided by operating activities	248,123	242,297
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(50,727)	(89,727)
Capital expenditures	(275,116)	(188,371)
Proceeds from dispositions of real estate	120,736	285,215
Purchases of corporate assets	(8,618)	(6,721)
Purchase of property loans	(119,101)	—
Change in restricted cash	17,802	(1,062)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	1,699	28,549
Other investing activities	14,166	8,339
Net cash (used in) provided by investing activities	(299,159)	36,222
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	187,642	134,294
Principal repayments on non-recourse property debt	(295,725)	(292,899)
Net borrowings on revolving credit facility	298,550	66,200
Proceeds from issuance of Preferred Units to Aimco	—	9,818
Proceeds from issuance of common partnership units to Aimco	—	594,437
Redemption of Preferred Units from Aimco	—	(600,956)
Proceeds from Aimco Common Stock option exercises	993	48,906
Payment of distributions to Preferred Units	(6,922)	(41,037)
Payment of distributions to General Partner and Special Limited Partner	(105,033)	(74,882)
Payment of distributions to Limited Partners	(5,738)	(4,615)
Payment of distributions to noncontrolling interests	(23,279)	(28,380)
Purchases of noncontrolling interests in consolidated real estate partnerships	(10,749)	(56,397)
Other financing activities	(5,494)	(21,559)
Net cash provided by (used in) financing activities	34,245	(267,070)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,791)	11,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,622	$102,515

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At September 30, 2013, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,859,506 common partnership units and equivalents outstanding. At September 30, 2013, Aimco owned 145,916,439 of the common partnership units (94.8% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2013, we owned an equity interest in 173 conventional real estate properties with 54,094 apartment homes and 79 affordable real estate properties with 10,891 apartment homes. Of these properties, we consolidated 169 conventional properties with 53,952 apartment homes and 63 affordable properties with 9,777 apartment homes. These conventional and affordable properties generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 10) during the nine months ended September 30, 2013.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2012, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012. Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated entities.

We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. Refer to Note 5 for further information regarding our involvement with VIEs.
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
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2012 to September 30, 2013 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2012	$80,046
Distributions to preferred unitholders	(4,818)
Redemption of preferred units	(77)
Net income	4,818
Balance, September 30, 2013	$79,969
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2012 to September 30, 2013 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2012	$915,425	$271,065	$(31,596)	$1,154,894
Contributions	—	1,349	—	1,349
Preferred stock dividends	(2,105)	—	—	(2,105)
Common dividends and distributions	(105,033)	(24,588)	(5,738)	(135,359)
Amortization of stock-based compensation cost	4,761	—	—	4,761
Stock option exercises	993	—	—	993
Effect of changes in ownership for consolidated entities (Note 4)	(15,646)	1,896	(701)	(14,451)
Change in accumulated other comprehensive loss	(1,924)	271	(106)	(1,759)
Other	1,604	78	751	2,433
Net income (loss)	84,072	(4,336)	4,668	84,404
Balance, September 30, 2013	$882,147	$245,735	$(32,722)	$1,095,160

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2012 to September 30, 2013 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2012	$883,829
Distributions to preferred units held by Aimco	(2,105)
Distributions to common units held by Aimco	(105,033)
Distributions to common units held by Limited Partners	(5,738)
Amortization of Aimco stock-based compensation cost	4,761
Common OP Units issued to Aimco in connection with Aimco stock option exercises	993
Effect of changes in ownership for consolidated entities (Note 4)	(16,347)
Change in accumulated other comprehensive loss	(2,030)
Other	2,355
Net income	88,740
Balance, September 30, 2013	$849,425
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
NOTE 3 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations as Income from discontinued operations, net. This treatment resulted in the retrospective adjustment of the statements of operations for the three and nine months ended September 30, 2012 and the balance sheet as of December 31, 2012.
We are currently marketing for sale certain real estate properties that are inconsistent with our portfolio management strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At September 30, 2013 and December 31, 2012, after adjustments to classify as held for sale properties that were sold during the nine months ended September 30, 2013, we had two and 15 properties with an aggregate of 536 and 3,046 apartment homes, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Real estate, net	$18,528	$114,765
Other assets	647	3,787
Assets held for sale	$19,175	$118,552
Property debt	$16,851	$119,924
Other liabilities	267	1,315
Liabilities related to assets held for sale	$17,118	$121,239
During the nine months ended September 30, 2013 and 2012, we sold 13 and 50 properties with an aggregate of 2,510 and 7,845 apartment homes, respectively. During the year ended December 31, 2012, we sold 75 consolidated properties with an aggregate of 11,232 apartment homes. For the three and nine months ended September 30, 2013 and 2012, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties sold as of September 30, 2013.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rental and other property revenues	$7,015	$22,872	$22,865	$83,310
Property operating expenses	(3,909)	(12,257)	(11,028)	(38,051)
Depreciation and amortization	(2,011)	(6,555)	(6,317)	(27,043)
(Provision for) recovery of real estate impairment losses	(108)	(4,905)	16	(11,290)
Operating income (loss)	987	(845)	5,536	6,926
Interest income	135	136	306	420
Interest expense	(1,652)	(5,261)	(5,370)	(17,361)
(Loss) income before gain on dispositions of real estate and income tax	(530)	(5,970)	472	(10,015)
Gain on dispositions of real estate	74,664	55,721	79,270	139,930
Income tax expense	(2,919)	(2,339)	(2,760)	(7,812)
Income from discontinued operations, net	$71,215	$47,412	$76,982	$122,103
(Income) loss from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(8,421)	(12,121)	181	(23,717)
Income from discontinued operations attributable to the Aimco Operating Partnership	62,794	35,291	77,163	98,386
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(3,370)	(2,069)	(4,166)	(6,015)
Income from discontinued operations attributable to Aimco	$59,424	$33,222	$72,997	$92,371
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $5.4 million and $6.4 million for the three and nine months ended September 30, 2013, respectively, and $6.4 million and $8.9 million for the three and nine months ended September 30, 2012, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold during the three and nine months ended September 30, 2013, we allocated $1.5 million and $1.9 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold. In connection with properties sold during the three and nine months ended September 30, 2012, we allocated $2.9 million and $5.0 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the three and nine months ended September 30, 2013, the purchasers assumed approximately $46.2 million and $48.3 million, respectively, of non-recourse property debt, and during the three and nine months ended September 30, 2012, the purchasers assumed approximately $92.3 million and $148.6 million, respectively, of non-recourse property debt.
NOTE 4 — Other Significant Transactions
Investments in Real Estate Properties
During the periods presented, we acquired conventional properties as set forth in the table below (dollars in thousands):

	Three Months Ended
	June 30, 2013	September 30, 2013
Property location	La Jolla, CA	Atlanta, GA	Boston, MA
Number of apartment homes	60	30	44
Acquisition price	$29,000	$9,450	$15,125
Non-recourse property debt assumed (outstanding principal balance)	$12,446	$—	$—
Non-recourse property debt assumed (fair value)	$14,767	$—	$—
Total fair value allocated to real estate	$31,321	$9,450	$15,125
Purchase of West Harlem Property Loans
In 2006, we funded $100.1 million of second mortgage loans related to 84 buildings containing 1,596 apartment homes and 43 commercial spaces in the West Harlem neighborhood of New York City. We concurrently entered into an agreement with the borrower under which we had the right to purchase the buildings and the borrower had the right to require us to purchase the buildings upon achievement of certain revenue thresholds. At September 30, 2013 and December 31, 2012, the aggregate carrying amount of these second mortgage loans and the purchase option, which are included in notes receivable and other assets in our condensed consolidated balance sheets, totaled $110.2 million and $110.5 million, respectively.
During the nine months ended September 30, 2013, we purchased at par first mortgage loans secured by the same 84 buildings for $119.1 million, the majority of which matured on June 1, 2013. The loans bear interest at a weighted average rate of 5.2%. In conjunction with the acquisition of the first mortgage loans, the borrower agreed to repay all loans on or before November 22, 2013, pay us the value of our unexercised option to acquire the properties and terminate its right to require us to purchase the properties.
Acquisitions of Noncontrolling Partnership Interests
During the nine months ended September 30, 2013, we acquired for $10.7 million the remaining noncontrolling limited partner interests in one consolidated real estate partnership that owns two properties in which we serve as general partner. The noncontrolling interest balance attributed to these limited partners was in a deficit position at the time of acquisition. The excess of the consideration paid over the carrying amount of the noncontrolling interests we acquired is reflected as an adjustment of additional paid-in capital within Aimco's equity and the Aimco Operating Partnership's partners' capital (see equity and partners' capital reconciliations in Note 2). The estimated fair value of the real estate corresponding to the interests we acquired totaled $21.0 million.
Asset Management Business Disposition
In December 2012, we closed the sale of the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over six years. The notes will be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
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

At September 30, 2013, the Napico portfolio consisted of 19 partnerships that held investments in 16 apartment properties that were consolidated and 77 apartment properties that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets (exclusive of amounts related to properties sold by the owner of this portfolio through September 30, 2013, which are classified within assets held for sale or liabilities related to assets held for sale) are summarized below (in thousands):

	September 30, 2013	December 31, 2012
Real estate, net	$126,085	$125,715
Cash and cash equivalents and restricted cash	30,402	31,558
Investment in unconsolidated real estate partnerships	12,755	15,987
Other assets	4,073	4,163
Total assets	$173,315	$177,423
Total indebtedness	$109,512	$108,540
Accrued and other liabilities	29,224	29,427
Total liabilities	$138,736	$137,967
Summarized information regarding the Napico portfolio's results of operations, including any expense we recognize under the profit sharing method is shown below and is included in loss on dispositions and other in our condensed consolidated statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$6,059	$19,028
Expenses	(5,773)	(17,418)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(2,173)	(6,180)
Net loss related to legacy asset management business	(1,887)	(4,570)
Noncontrolling interests in consolidated real estate partnerships	1,770	5,167
Net (losses) income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$(117)	$597
The results of any properties sold by the owner of the portfolio through September 30, 2013 are presented within discontinued operations in our condensed consolidated statements of operations and are excluded from the presentation above. Based on our limited historical economic ownership in this portfolio, a significant portion of the assets and liabilities and results of operations shown are attributable to noncontrolling interests and do not significantly affect consolidated equity and partners’ capital and income or loss attributable to Aimco or the Aimco Operating Partnership. At September 30, 2013 and December 31, 2012, noncontrolling interests in consolidated real estate partnerships within our consolidated balance sheet included $51.9 million and $57.2 million, respectively, related to the Napico portfolio. Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
NOTE 5 — Variable Interest Entities
As of September 30, 2013, we were the primary beneficiary of, and therefore consolidated, 66 VIEs, which owned 52 properties with 8,100 apartment homes. Real estate with a carrying value of $420.1 million collateralized $374.4 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of September 30, 2013, we also held variable interests in 39 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 92 properties with 2,360 apartment homes. We are involved with those VIEs as an equity holder or lender. Our maximum risk of loss related to our investments in or lending activities related to these unconsolidated VIEs is generally limited to our investments in or receivables from such entities. At September 30, 2013, our recorded investment in these entities totaled $4.0 million and is included in other assets within our condensed consolidated balance sheets. Additionally, at September 30, 2013, we had in aggregate $215.6 million of receivables from these unconsolidated VIEs (primarily notes receivable collateralized by first and second mortgages on real estate properties discussed in Note 4). We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
In addition to the consolidated and unconsolidated VIEs discussed above, at September 30, 2013, our consolidated financial statements included certain consolidated and unconsolidated VIEs that were sold in connection with the sale of our legacy asset management business.
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
As of September 30, 2013 and December 31, 2012, we had interest rate swaps with aggregate notional amounts of $50.8 million and $51.0 million, respectively, and recorded fair values of $5.3 million and $8.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At September 30, 2013, these interest rate swaps had a weighted average term of 7.3 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.
If the forward rates at September 30, 2013 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from the counterparty to the interest rate swaps.
At September 30, 2013 and December 31, 2012, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $73.4 million and $74.0 million, respectively, that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At September 30, 2013, the weighted average fixed receive rate under the total return swaps was 5.9% and the weighted average variable pay rate was 2.1%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At September 30, 2013 and December 31, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.
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
Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	2,303	—	—	—	2,303
Unrealized (losses) gains included in interest expense (5)	—	(36)	4,259	(4,259)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,259	—	—	1,259
Unrealized gains (losses) included in equity and partners’ capital	1,655	(2,544)	—	—	(889)
Fair value at September 30, 2012	$55,651	$(8,333)	$(1,582)	$1,582	$47,318
Fair value at December 31, 2012	$59,145	$(7,968)	$(2,581)	$2,581	$51,177
Investment accretion	2,556	—	—	—	2,556
Unrealized (losses) gains included in interest expense (5)	—	(36)	2,396	(2,396)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,258	—	—	1,258
Unrealized (losses) gains included in equity and partners’ capital	(4,440)	1,423	—	—	(3,017)
Fair value at September 30, 2013	$57,261	$(5,323)	$(185)	$185	$51,938

(1)
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2013, was approximately 7.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $58.9 million and $56.3 million at September 30, 2013 and December 31, 2012, respectively. Although the amortized cost exceeded the fair value of these investments at September 30, 2013, we currently expect to hold the investments to their maturity dates and we believe we will fully recover the investments. Accordingly, we believe the impairment in the fair value of these investments is temporary and we have not recognized any of the loss in value in earnings.

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

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the nine months ended September 30, 2013 and 2012 is as follows:

	2013	2012
Number of properties encumbered by non-recourse property debt measured at fair value during period	4	4
Weighted average interest rate	5.9%	5.8%
Weighted average maturity in years	23.2	24.2
Weighted average loan-to-value ratio	75.2%	76.7%
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
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2012, we reduced the aggregate carrying amounts of 11 assets classified as held for use from $85.7 million to their estimated fair values of $69.2 million, resulting in an impairment loss of $16.5 million. A portion of these impairment losses has subsequently been reclassified to discontinued operations upon the sale of the related properties.
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
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property's NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by discounting the expected FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 7.36% for the properties impaired during the nine months ended September 30, 2012.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at September 30, 2013 and December 31, 2012, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable was approximately $215.2 million and $96.0 million at September 30, 2013 and December 31, 2012, respectively, as compared to their carrying amounts of $215.8 million and $102.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.0 billion and $5.1 billion at September 30, 2013 and December 31, 2012, respectively, as compared to aggregate carrying amounts of $4.8 billion and $4.7 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.

NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, as of September 30, 2013, we have commitments of approximately $146.2 million related to construction projects, most of which we expect to incur during the next 12 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures for properties included in continuing operations.
Additionally, during September 2013, we entered into an agreement with a third-party developer to construct a 12-story apartment building in Boston, Massachusetts. Pursuant to this agreement, we expect to invest approximately $190.0 million over the next two years to build 310 luxury apartment homes and approximately 22,000 square feet of commercial space. The site is leased from the Massachusetts Department of Transportation under a 99-year ground lease for a total ground rent of $13.0 million, which has been paid.
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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2013, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 9 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$8,195	$5,923	$12,240	$(23,990)
Income from continuing operations attributable to noncontrolling interests	(387)	(364)	(1,165)	(4,851)
Income attributable to preferred stockholders	(702)	(14,515)	(2,105)	(49,136)
Income attributable to participating securities	(262)	(103)	(418)	(317)
Income (loss) from continuing operations attributable to Aimco common stockholders	$6,844	$(9,059)	$8,552	$(78,294)
Income from discontinued operations	$71,215	$47,412	$76,982	$122,103
Income from discontinued operations attributable to noncontrolling interests	(11,791)	(14,190)	(3,985)	(29,732)
Income from discontinued operations attributable to Aimco common stockholders	$59,424	$33,222	$72,997	$92,371
Net income	$79,410	$53,335	$89,222	$98,113
Net income attributable to noncontrolling interests	(12,178)	(14,554)	(5,150)	(34,583)
Net income attributable to preferred stockholders	(702)	(14,515)	(2,105)	(49,136)
Net income attributable to participating securities	(262)	(103)	(418)	(317)
Net income attributable to Aimco common stockholders	$66,268	$24,163	$81,549	$14,077
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	145,334	144,959	145,274	130,960
Effect of dilutive securities:
Dilutive potential common shares	229	—	268	—
Denominator for diluted earnings per share	145,563	144,959	145,542	130,960
Earnings (loss) per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.05	$(0.06)	$0.06	$(0.60)
Income from discontinued operations attributable to Aimco common stockholders	0.41	0.23	0.50	0.71
Net income attributable to Aimco common stockholders	$0.46	$0.17	$0.56	$0.11

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$8,195	$5,923	$12,240	$(23,990)
Loss (income) from continuing operations attributable to noncontrolling interests	1,645	787	4,155	(5,047)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(16,124)	(6,923)	(54,026)
Income attributable to participating securities	(262)	(103)	(418)	(317)
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$7,270	$(9,517)	$9,054	$(83,380)
Income from discontinued operations	$71,215	$47,412	$76,982	$122,103
(Income) loss from discontinued operations attributable to noncontrolling interests	(8,421)	(12,121)	181	(23,717)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$62,794	$35,291	$77,163	$98,386
Net income	$79,410	$53,335	$89,222	$98,113
Net (income) loss attributable to noncontrolling interests	(6,776)	(11,334)	4,336	(28,764)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,308)	(16,124)	(6,923)	(54,026)
Net income attributable to participating securities	(262)	(103)	(418)	(317)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$70,064	$25,774	$86,217	$15,006
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	153,287	152,997	153,242	139,116
Effect of dilutive securities:
Dilutive potential common units	229	—	268	—
Denominator for diluted earnings per unit	153,516	152,997	153,510	139,116
Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.05	$(0.06)	$0.06	$(0.60)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.41	0.23	0.50	0.71
Net income attributable to the Aimco Operating Partnership’s common unitholders	$0.46	$0.17	$0.56	$0.11
Aimco and the Aimco Operating Partnership
As of September 30, 2013, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and nine months ended September 30, 2013, and accordingly has been included in the denominator for calculating diluted earnings (loss) per share and unit during these periods. These securities have been excluded from the earnings (loss) per share or unit computations for the three and nine months ended September 30, 2012, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.6 million and 0.5 million at September 30,

2013 and 2012, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit. As of September 30, 2013, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.2 million and were potentially redeemable for approximately 2.8 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we expect these securities to be excluded from earnings (loss) per share or unit computations in future periods.
NOTE 10 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 173 properties with 54,094 apartment homes at September 30, 2013. Our affordable real estate operations consisted of 79 properties with 10,891 apartment homes at September 30, 2013, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended September 30, 2013:
Rental and other property revenues (2)	$210,157	$24,632	$12,315	$13	$247,117
Tax credit and asset management revenues	—	—	—	7,397	7,397
Total revenues	210,157	24,632	12,315	7,410	254,514
Property operating expenses (2)	75,008	10,009	4,766	8,680	98,463
Investment management expenses	—	—	—	373	373
Depreciation and amortization (2)	—	—	—	74,622	74,622
General and administrative expenses	—	—	—	10,962	10,962
Other expenses, net	—	—	—	2,215	2,215
Total operating expenses	75,008	10,009	4,766	96,852	186,635
Net operating income (loss)	135,149	14,623	7,549	(89,442)	67,879
Other items included in continuing operations	—	—	—	(59,684)	(59,684)
Income (loss) from continuing operations	$135,149	$14,623	$7,549	$(149,126)	$8,195

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended September 30, 2012:
Rental and other property revenues (2)	$200,490	$24,436	$17,095	$128	$242,149
Tax credit and asset management revenues	—	—	—	10,696	10,696
Total revenues	200,490	24,436	17,095	10,824	252,845
Property operating expenses (2)	74,043	9,801	7,294	9,850	100,988
Investment management expenses	—	—	—	2,817	2,817
Depreciation and amortization (2)	—	—	—	83,438	83,438
General and administrative expenses	—	—	—	12,311	12,311
Other expenses, net	—	—	—	4,440	4,440
Total operating expenses	74,043	9,801	7,294	112,856	203,994
Net operating income (loss)	126,447	14,635	9,801	(102,032)	48,851
Other items included in continuing operations	—	—	—	(42,928)	(42,928)
Income (loss) from continuing operations	$126,447	$14,635	$9,801	$(144,960)	$5,923

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine Months Ended September 30, 2013:
Rental and other property revenues (2)	$621,650	$73,840	$36,564	$58	$732,112
Tax credit and asset management revenues	—	—	—	22,458	22,458
Total revenues	621,650	73,840	36,564	22,516	754,570
Property operating expenses (2)	224,795	30,176	13,802	26,719	295,492
Investment management expenses	—	—	—	3,503	3,503
Depreciation and amortization (2)	—	—	—	229,270	229,270
General and administrative expenses	—	—	—	33,894	33,894
Other expenses, net	—	—	—	6,445	6,445
Total operating expenses	224,795	30,176	13,802	299,831	568,604
Net operating income (loss)	396,855	43,664	22,762	(277,315)	185,966
Other items included in continuing operations	—	—	—	(173,726)	(173,726)
Income (loss) from continuing operations	$396,855	$43,664	$22,762	$(451,041)	$12,240

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Nine Months Ended September 30, 2012:
Rental and other property revenues (2)	$588,350	$72,859	$54,717	$381	$716,307
Tax credit and asset management revenues	—	—	—	27,681	27,681
Total revenues	588,350	72,859	54,717	28,062	743,988
Property operating expenses (2)	214,694	29,031	21,810	27,570	293,105
Investment management expenses	—	—	—	9,445	9,445
Depreciation and amortization (2)	—	—	—	252,948	252,948
Provision for real estate impairment losses (2)	—	—	—	8,349	8,349
General and administrative expenses	—	—	—	37,491	37,491
Other expenses, net	—	—	—	9,060	9,060
Total operating expenses	214,694	29,031	21,810	344,863	610,398
Net operating income (loss)	373,656	43,828	32,907	(316,801)	133,590
Other items included in continuing operations	—	—	—	(157,580)	(157,580)
Income (loss) from continuing operations	$373,656	$43,828	$32,907	$(474,381)	$(23,990)

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

For the nine months ended September 30, 2013 and 2012, capital additions related to our conventional segment totaled $249.8 million and $174.7 million, respectively, and capital additions related to our affordable segment totaled $7.0 million and $11.1 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rates and property operating results; the effect of acquisitions, dispositions and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment projects; and our ability to comply with debt covenants, including financial coverage ratios. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2012, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
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
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•	operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our local management expertise;

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

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional properties. At September 30, 2013, our conventional property operations included 173 properties with 54,094 apartment homes in which we held an average ownership of 97%. We also operate a portfolio of affordable properties, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At September 30, 2013, our affordable property operations consisted of 79 properties with 10,891 apartment homes in which we held an average ownership of 81%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate

Operations”) during the nine months ended September 30, 2013. Over the next four to five years, we expect to dispose of our affordable properties and reinvest the proceeds in our conventional portfolio.
For the three months ended September 30, 2013, our conventional portfolio had average revenue per apartment home of $1,426 and provided 64% operating margins. Average revenue per apartment home represents rental and other property revenues divided by the number of actual apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 6.6% from average revenues of $1,338 for the three months ended September 30, 2012, as a result of year-over-year per home revenue growth of 4.4% and the sale of conventional properties during 2012 with average revenues per home substantially lower than the properties in the retained portfolio. During the three months ended September 30, 2013, on average, combined conventional new and renewal lease rates were 3.3% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality market-rate apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional property quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality properties those earning rents greater than 125% of the local market average, as "B" quality properties those earning rents 90% to 125% of the local market average and as “C” quality properties those earning rents less than 90% of the local market average. We classify as “B/B+” those properties earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, lower operating margins, and lower expected future rent growth. These properties are often located in markets we deem less desirable than our target markets. We reinvest the sale proceeds in properties already in our portfolio, through redevelopment or property upgrades and increased ownership, or through the purchase of other properties and in limited situations, the development of properties.
We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. Generally, we believe redevelopment provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or apartment home improvements, typically done upon lease expirations without the need to vacate apartment homes on any wholesale or substantial basis, to those in which a substantial number of all available apartment homes are vacated for significant renovations to the property. We have a specialized Redevelopment and Construction Services group to oversee these projects.
Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these investments are especially accretive where we can eliminate overhead costs associated with the partnerships that own these properties.
In addition to improving our portfolio through the capital expenditures, including redevelopment and property upgrades, discussed below under the Liquidity and Capital Resources heading, during the nine months ended September 30, 2013, we upgraded our portfolio through the acquisition for $29.0 million, $9.5 million and $15.1 million conventional properties located in La Jolla, California, Atlanta, Georgia, and Boston, Massachusetts, respectively. The properties we acquired in La Jolla, Atlanta, and Boston had average revenues per home of $2,400, $2,100, and $2,200, respectively, at the the dates of their acquisition, which represented revenues per home of approximately 64%, 165%, and 19%, respectively, above the local market averages.
During the nine months ended September 30, 2013, we also acquired for $10.7 million the remaining noncontrolling interests in one consolidated real estate partnership that owns two conventional properties located in Atlanta, Georgia. The estimated fair value of the real estate corresponding to the interests we acquired totaled $21.0 million. At the date of the acquisition, these properties had average revenues per home of $1,140, which represented revenues per home approximately 44%, above the local market averages.
Additionally, during September 2013, we entered into an agreement with a third-party developer to construct a 12-story apartment building at One Canal Street in Boston, Massachusetts. Pursuant to this agreement, we expect to invest approximately $190.0 million over the next two years to build 310 luxury apartment homes and approximately 22,000 square feet of commercial space. Under the terms of the agreement, a third-party developer will be responsible for construction of the building. The One

Canal Street development will be funded in part by a $114.0 million construction loan and in part by proceeds from sales of lower-rated properties in less desirable submarkets. The property loan bears interest at a rate of 5.2%, and matures in 2023. Consistent with our discipline of upgrading our portfolio through paired-property, leverage-neutral transactions, we have identified four properties with approximately 3,100 apartment homes that we have sold or plan to sell to fund the equity portion of the One Canal Street development. These lower-rated properties are located in Colorado, Indiana, Massachusetts and Texas and have monthly revenues per apartment home averaging approximately $750. We expect our One Canal Street investment to generate a Free Cash Flow Internal Rate of Return that is 400 to 450 basis points greater than the properties identified for sale and 200 to 225 basis points greater than is available on the acquisition of a comparable, stabilized property in this submarket.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Proportionate EBITDA of less than 7.0x and Proportionate EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on Debt to Proportionate EBITDA and Proportionate EBITDA Coverage of Interest ratios.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Proportionate EBITDA is calculated by adding to our Pro forma Funds From Operations our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans. Our leverage ratios for the trailing twelve month and annualized three month periods ended September 30, 2013 and 2012, are presented below:

	Trailing Twelve Months Ended September 30,		Annualized Three Months Ended September 30,
	2013	2012	2013	2012
Debt to Proportionate EBITDA	7.8x	7.9x	7.7x	7.7x
Debt and Preferred Equity to Proportionate EBITDA	8.0x	8.1x	8.0x	8.0x
Proportionate EBITDA Coverage of Interest	2.5x	2.3x	2.5x	2.3x
Proportionate EBITDA Coverage of Interest and Preferred Dividends	2.4x	1.9x	2.4x	2.2x
Trailing twelve month 2013 Debt to Proportionate EBITDA and Debt and Preferred Equity to Proportionate EBITDA ratios are provided on a pro forma basis, taking into account the interest income associated with the West Harlem property loans we acquired during the second quarter, which we funded using revolving loan borrowings. We expect future leverage reduction from earnings growth generated by our current portfolio and by regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility in the future by expanding our pool of unencumbered properties. As of September 2013, this pool included four consolidated properties, which we expect to hold beyond 2013, with an estimated fair value of approximately $190.0 million.
In June 2013, one of the rating agencies completed its initial review of our creditworthiness and outlined the factors that may have a positive impact on our ratings. These factors are: growing the unencumbered asset pool to more than $500 million (based on a stressed 8% capitalization rate) with asset quality consistent with the overall portfolio; sustaining leverage, defined by the rating agency as the ratio of net debt to recurring operating EBITDA, below 7.5x; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x. Our stated leverage targets are in line with, or more conservative than, those indicated by the rating agency and we expect to achieve our targets in early 2014. In addition, through our normal course of refinancing activity as loans mature, on a leverage-neutral basis, we have the opportunity to grow our unencumbered pool by $150 to $200 million per year.
We remain committed to avoiding recourse debt other than our revolving line of credit. In addition to lowering the cost of our line of credit, a ratings increase may lower the cost of any future preferred equity issuance.
At September 30, 2013, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.1 years, with, on average, 5.9% of our unpaid principal balance maturing per year from 2014 through 2016. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates and inflation. During the nine months ended September 30, 2013, the estimated weighted average market rate for our property debt increased by approximately 50 basis points, while capitalization rates remained relatively constant. The increase in interest rates decreased the estimated market value of our property debt by approximately $400 million and absent a corresponding increase in capitalization rates, resulted in an equivalent increase in the fair value of our equity.

Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. As amended September 30, 2013, the Credit Agreement provides for $600.0 million of revolving loan commitments (an increase of $100.0 million), which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As amended, the interest rate spread on the Credit Agreement is, on average, 70 basis points lower than it was previously. As of September 30, 2013, we had the capacity to borrow $255.6 million pursuant to the Credit Agreement, net of $298.6 million of outstanding borrowings and $45.8 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2018, inclusive of a one-year extension.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve month period ended September 30, 2013, our Debt Service and Fixed Charge Coverage ratios were 1.73x and 1.68x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.63x and 1.44x, respectively, for the twelve month period ended September 30, 2012. We expect to remain in compliance with these covenants during the remainder of 2013. Under the Credit Agreement, as amended, our Fixed Charge Coverage covenant will increase in 2015 to 1.40:1.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value; Funds From Operations; Pro forma Funds From Operations; Adjusted Funds From Operations; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are defined and further described in “Funds From Operations,” and proportionate property net operating income is defined and further described below under the Results of Operations – Real Estate Operations heading. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Overview
Highlights of our results of operations for the three months ended September 30, 2013, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended September 30, 2013, increased by 4.4% and 1.6%, respectively, resulting in a 5.9% increase in net operating income as compared to the three months ended September 30, 2012;

•	Average revenue per apartment home for our Conventional properties increased by 6.6%, from $1,338 for the three months ended September 30, 2012 to $1,426 for the three months ended September 30, 2013.

•	Net operating income for our total real estate portfolio (continuing operations) for the three months ended September 30, 2013, increased 6.2% as compared to the three months ended September 30, 2012.
Three Months Ended September 30, 2013 compared to September 30, 2012
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $28.5 million and $30.6 million, respectively, during the the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in the net operating income and a decrease in depreciation and amortization of our properties in continuing operations, and an increase in income from discontinued operations, primarily due to an increase in gains on dispositions. These increases were partially offset by a decrease in gains on dispositions of interests in unconsolidated real estate related to the sale of our interests in two unconsolidated partnerships during 2012.

In addition to the changes in net income attributable to Aimco and the Aimco Operating Partnership described above, the amounts of net income attributable to Aimco common stockholders and net income attributable to the Aimco Operating Partnership's common unit holders increased by approximately $13.8 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to a reduction in preferred stock dividends and preferred unit distributions and related costs resulting from the redemption of $600.9 million of preferred securities during 2012.
Nine Months Ended September 30, 2013 compared to September 30, 2012
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $20.5 million and $24.2 million, respectively, during the the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in the net operating income, a decrease in depreciation and amortization of our properties in continuing operations and a decrease in net income attributable to noncontrolling interests in consolidated real estate partnerships, partially offset by a decrease in income from discontinued operations, primarily due to a decrease in gains on dispositions, and a decrease in gains on dispositions of interests in unconsolidated real estate related to the sale of our interests in two unconsolidated partnerships during 2012.
In addition to the changes in net income attributable to Aimco and the Aimco Operating Partnership described above, the amounts of net income attributable to Aimco common stockholders and net income attributable to the Aimco Operating Partnership's common unit holders increased by approximately $47.0 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to a reduction in preferred stock dividends and preferred unit distributions and related costs resulting from the redemption of preferred securities discussed above.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional properties, and we also operate a portfolio of affordable properties. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated properties that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional properties with 142 apartment homes and 19 affordable properties with 1,276 apartment homes that we do not manage.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 10 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of properties we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional properties. Conventional Same Store properties are properties we manage, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year-to-date and prior year-to-date periods. Conventional Redevelopment properties are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-apartment home renovations are underway or have been complete for less than one year. Based on the small number of Conventional Redevelopment properties at September 30, 2013, we have included their results in the Other Conventional classification within the presentation below. Other Conventional properties generally includes conventional properties that have significant rent control restrictions, casualty properties, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers.
As of September 30, 2013, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 131 and 36 properties with 48,214 and 5,202 apartment homes, respectively. From December 31, 2012 to September 30, 2013, on a net basis, our Conventional Same Store portfolio decreased by eight properties and 2,090 apartment homes. This consisted of seven properties with 2,495 apartment homes that were sold or classified as held for sale, three properties with 1,295 apartment homes that were reclassified from our Other Conventional portfolio to our Conventional Same Store portfolio when they reached stabilization following a casualty loss, four senior housing properties with 908 apartment homes that were reclassified from our Conventional Same Store portfolio to our Other Conventional portfolio based on our determination that certain restrictions on increases in rental rates for these properties are not appropriately comparable with changes in local market rental rates, and 18 new apartment homes that were placed into service at one of our existing properties.

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$188,292	$180,418	$7,874	4.4%
Other Conventional	21,865	20,072	1,793	8.9%
Total	210,157	200,490	9,667	4.8%
Property operating expenses:
Conventional Same Store	64,536	63,505	1,031	1.6%
Other Conventional	10,472	10,538	(66)	(0.6)%
Total	75,008	74,043	965	1.3%
Property net operating income:
Conventional Same Store	123,756	116,913	6,843	5.9%
Other Conventional	11,393	9,534	1,859	19.5%
Total	$135,149	$126,447	$8,702	6.9%
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, our conventional segment’s proportionate property net operating income increased $8.7 million, or 6.9%.
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, Conventional Same Store proportionate property net operating income increased by $6.8 million, or 5.9%. This increase was primarily attributable to a $7.9 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $59 per home), comprised of increases in rental rates and utility reimbursements. Rental rates on new leases transacted during the three months ended September 30, 2013, were 1.7% higher than expiring lease rates, and renewal rates were 5.1% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $1.0 million, or 1.6%, increase in property operating expenses, primarily due to increases in real estate taxes, administrative costs and utility expenses.
Our Other Conventional proportionate property net operating income increased by $1.9 million, or 19.5%, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a $0.9 million increase in net operating income resulting from conventional properties we acquired in 2012 and 2013 as well as increases in the net operating income of our Other Conventional properties, including increases from apartment homes placed back into service following completion of redevelopment projects.

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional same store	$558,009	$533,174	$24,835	4.7%
Other Conventional	63,641	55,176	8,465	15.3%
Total	621,650	588,350	33,300	5.7%
Property operating expenses:
Conventional same store	194,074	186,885	7,189	3.8%
Other Conventional	30,721	27,809	2,912	10.5%
Total	224,795	214,694	10,101	4.7%
Property net operating income:
Conventional same store	363,935	346,289	17,646	5.1%
Other Conventional	32,920	27,367	5,553	20.3%
Total	$396,855	$373,656	$23,199	6.2%

For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, our conventional segment’s proportionate property net operating income increased $23.2 million, or 6.2%.
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, Conventional Same Store proportionate property net operating income increased by $17.6 million, or 5.1%. This increase was primarily attributable to a $24.8 million, or 4.7%, increase in rental and other property revenues due to higher average revenues (approximately $65 per home), comprised of increases in rental rates and utility reimbursements, partially offset by a 20 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the nine months ended September 30, 2013, were 2.3% higher than expiring lease rates, and renewal rates were 5.2% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $7.2 million, or 3.8%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance costs and administrative expenses.
Our Other Conventional proportionate property net operating income increased by $5.6 million, or 20.3%, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $3.6 million increase in net operating income resulting from conventional properties we acquired in 2012 and 2013. Other Conventional net operating income also increased by $2.0 million, primarily due to increases in revenue from apartment homes at our redevelopment properties that have been completed and an increase in occupancy at one of our properties in Manhattan.
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
At September 30, 2013, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 48 and 11 properties with 7,696 and 1,747 apartment homes, respectively. From December 31, 2012 to September 30, 2013, our Affordable Same Store portfolio decreased by 19 properties with 2,298 apartment homes, which consisted of non-tax credit properties we reclassified to our Other Affordable portfolio based on the Affordable Same Store definition change discussed above. Our affordable results for the three and nine months ended September 30, 2013 and 2012 presented below are based on the property populations at September 30, 2013.

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,276	$21,025	$251	1.2%
Other Affordable	3,356	3,411	(55)	(1.6)%
Total	24,632	24,436	196	0.8%
Property operating expenses:
Affordable Same Store	8,588	8,354	234	2.8%
Other Affordable	1,421	1,447	(26)	(1.8)%
Total	10,009	9,801	208	2.1%
Property net operating income:
Affordable Same Store	12,688	12,671	17	0.1%
Other Affordable	1,935	1,964	(29)	(1.5)%
Total	$14,623	$14,635	$(12)	(0.1)%
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, our affordable segment’s proportionate property net operating income decreased by less than $0.1 million, or 0.1%.
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, the proportionate property net operating income of our Affordable Same Store properties increased by less than $0.1 million, or 0.1%. This increase in net operating income consisted of a $0.3 million, or 1.2%, increase in revenue, offset by a $0.2 million, or 2.8%, increase in expense. Affordable Same Store revenue increased primarily due to higher average revenues ($11 per home) and higher average daily occupancy (10 basis points). Affordable Same Store expenses increased primarily due to increases in real estate taxes and personnel and related expenses.

Our Other Affordable proportionate property net operating income decreased by less than $0.1 million, or 1.5%, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to lower average revenues ($16 per home) and lower average daily occupancy (20 basis points).

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable same store	$63,676	$62,741	$935	1.5%
Other Affordable	10,164	10,118	46	0.5%
Total	73,840	72,859	981	1.3%
Property operating expenses:
Affordable same store	25,678	24,637	1,041	4.2%
Other Affordable	4,498	4,394	104	2.4%
Total	30,176	29,031	1,145	3.9%
Property net operating income:
Affordable same store	37,998	38,104	(106)	(0.3)%
Other Affordable	5,666	5,724	(58)	(1.0)%
Total	$43,664	$43,828	$(164)	(0.4)%
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, our affordable segment’s proportionate property net operating income decreased $0.2 million, or 0.4%.
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, the proportionate property net operating income of our Affordable Same Store properties decreased by $0.1 million, or 0.3%. This decrease in net operating income consisted of a $1.0 million, or 4.2%, increase in expense offset by a $0.9 million, or 1.5%, increase in revenue. Affordable Same Store expenses increased primarily due to an increase in real estate taxes and utilities, insurance and administrative expense. Affordable Same Store revenue increased primarily due to higher average revenues ($10 per home) and higher average daily occupancy (40 basis points).
Our Other Affordable proportionate property net operating income decreased by less than $0.1 million, or 1.0%, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in real estate taxes and insurance, partially offset by increases in revenue due to higher average daily occupancy (60 basis points).
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 10 to the condensed consolidated financial statements in Item 1).
For the three months ended September 30, 2013 and 2012, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $7.5 million and $8.1 million, respectively. For the nine months ended September 30, 2013 and 2012, property management expenses, totaled $22.8 million and $25.8 million, respectively. The decreases in property management expense are primarily due to a decrease in the number of properties we own and manage.
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, casualty losses decreased by $0.5 million due to decreases in minor casualty losses incurred at our properties in 2013.
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, casualty losses increased by $2.2 million due to a commercial resident fire that damaged a property in New York, flooding in Michigan that damaged a property, and increases in minor casualty losses incurred at our properties in 2013.

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
For the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, tax credit and asset management revenues decreased by $3.3 million and $5.2 million, respectively. These decreases were attributable to reductions in disposition and other transactional fees from 2012 to 2013.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform tax credit and asset management activities. For the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, investment management expenses decreased by $2.4 million and $5.9 million, respectively. These decreases are primarily due to $1.3 million and $2.9 million, respectively, of fees paid to third parties during the three and nine months ended September 30, 2012 for asset management services related to our legacy asset management business which we sold in late 2012 (see Note 4 to the condensed consolidated financial statements in Item 1). Additionally, we recognized $1.1 million and $3.0 million in less transaction and other costs during the three and nine months ended September 30, 2013, respectively.
Depreciation and Amortization
For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, depreciation and amortization decreased $8.8 million, or 10.6%, and $23.7 million, or 9.4%, respectively, primarily due to assets that became fully depreciated.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, for the nine months ended September 30, 2012, we recognized $8.3 million of impairment losses related to properties classified as held for use primarily due to reductions in the estimated periods over which we expect to hold properties.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, other expenses, net decreased $2.2 million, primarily due to our write off during 2012 of residual receipts amounts held by certain of our affordable properties following a change in the U.S. Department of Housing and Urban Development's policies regarding use of these amounts.
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, other expenses, net decreased $2.6 million, primarily due to the 2012 write off of residual receipts discussed above and severance costs incurred during 2012, partially offset by the reduction in 2012 of costs associated with certain of our consolidated tax credit partnerships.
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
For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, interest income increased by $1.6 million and $5.8 million, respectively. Interest income increased by approximately $1.5 million in both the three and nine months ended September 30, 2013 due to interest on the West Harlem property loans purchased in 2013 (see Note 4 to the condensed consolidated financial statements in Item 1). Interest income also increased during the nine months ended September 30, 2013 due to accretion income recognized related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated.

Interest Expense
For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, interest expense, which includes the amortization of deferred financing costs, increased by $0.5 million, or 0.9%. Interest expense increased primarily as a result of higher average outstanding borrowings on our Credit Agreement partially offset by lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of the expansion of our pool of unencumbered properties).
For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, interest expense, which includes the amortization of deferred financing costs, decreased by $0.1 million, or less than 0.1%. This decrease is primarily related to lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of the expansion of our pool of unencumbered properties) substantially offset by debt forgiveness gains recognized in 2012 upon the sale of partnership interests held by our legacy asset management business (the majority of which was attributed to noncontrolling interests in consolidated real estate partnerships), an increase in interest related to properties we acquired in 2012 and 2013 and higher average outstanding borrowings on our Credit Agreement.
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
During 2012, the majority of the equity in losses of unconsolidated real estate partnerships related to our legacy asset management business. These amounts were attributed to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco or the Aimco Operating Partnership. Following the sale of our legacy asset management business during late 2012, the equity in losses of these unconsolidated real estate partnerships is included in (loss) gain on dispositions and other, as further discussed below.
(Loss) Gain on Dispositions and Other
(Loss) gain on dispositions and other includes gains or losses on disposition of interests in unconsolidated real estate partnerships, gains or losses on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period. During 2013, loss on dispositions and other also includes the results of operations related to our legacy asset management business, which we account for under the profit sharing method as further discussed in Note 4 to the condensed consolidated financial statements in Item 1.
During the three and nine months ended September 30, 2013, we recognized $1.9 million and $4.6 million, respectively, of net losses related to our legacy asset management business.  For the three and nine months ended September 30, 2013, we allocated $1.8 million and $5.2 million, respectively, of net losses to noncontrolling interests in the asset management business, resulting in a net loss of $0.1 million and net income $0.6 million, respectively, from the legacy asset management business attributable to Aimco and the Aimco Operating Partnership.
During the three and nine months ended September 30, 2012, we recognized $16.0 million and $20.6 million, respectively, of gains on disposition of interests in unconsolidated real estate partnerships. Approximately $16.0 million of these gains related to our sale of interests in two unconsolidated real estate partnerships during 2012 and was attributed to Aimco and the Aimco Operating Partnership. The remainder of the gains related to partnership interests held through our legacy asset management business and was attributed to noncontrolling interests and had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during the nine months ended September 30, 2012.
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
For the three months ended September 30, 2013 and 2012, income from discontinued operations totaled $71.2 million and $47.4 million, respectively. The $23.8 million increase in income from discontinued operations was principally due to an $18.3 million increase in gain on dispositions of real estate, net of income taxes, and a $4.8 million decrease in real estate impairment losses, partially offset by a decrease in operating income, net of interest expense, due to the timing and composition of sales.
For the nine months ended September 30, 2013 and 2012, income from discontinued operations totaled $77.0 million and $122.1 million, respectively. The $45.1 million decrease in income from discontinued operations was principally due to a $55.2 million decrease in gain on dispositions of real estate, net of income taxes, and a decrease in operating income, net of interest expense, due to the timing and composition of sales. These decreases in income were partially offset by an $11.3 million decrease in real estate impairment losses.
During the three months ended September 30, 2013, we sold eight consolidated properties for gross proceeds of $166.9 million and net proceeds of $64.0 million, resulting in a net gain of approximately $70.7 million (which includes $3.0 million of related income tax expense). During the three months ended September 30, 2012, we sold 22 consolidated properties for gross proceeds of $235.4 million and net proceeds of $68.7 million, resulting in a net gain of approximately $53.3 million (which is net of $2.4 million of related income taxes).
During the nine months ended September 30, 2013, we sold 13 consolidated properties for gross proceeds of $182.0 million and net proceeds of $67.9 million, resulting in a net gain of approximately $75.3 million (which includes $3.0 million of related income tax expense). During the nine months ended September 30, 2012, we sold 50 consolidated properties for gross proceeds of $447.9 million and net proceeds of $162.4 million, resulting in a net gain of approximately $131.5 million (which is net of $8.4 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, were 7.3% and 6.0%, for conventional and affordable property sales, respectively, during the nine months ended September 30, 2013 and 6.2% and 7.8%, for conventional and affordable property sales, respectively, during the nine months ended September 30, 2012.
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the owners who are not affiliated with Aimco. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the owners not affiliated with Aimco includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the three months ended September 30, 2013 and 2012, we allocated net income of $6.8 million and $11.3 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $4.6 million. This consisted of a $3.7 million decrease in the noncontrolling interest partners' share of income from discontinued operations primarily from decreases in gains on dispositions of real estate, and a $0.9 million decrease in the noncontrolling interest partners' share of income from continuing operations.
For the nine months ended September 30, 2013, we allocated net losses of $4.3 million to noncontrolling interests in consolidated real estate partnerships, compared to $28.8 million of net income allocated to these noncontrolling interests during the nine months ended September 30, 2012, or a change of $33.1 million. This change was primarily due to a $23.9 million decrease in the noncontrolling interest partners' share of income from discontinued operations resulting primarily from decreases in gains on dispositions of real estate, and a $9.2 million decrease in the noncontrolling interest partners' share of income from continuing operations primarily related to their share of debt forgiveness gains recognized in 2012 by our legacy asset management business.
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
For the three months ended September 30, 2013 and 2012, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $5.4 million and $3.2 million, respectively, an increase in their share of income of $2.2 million.
For the nine months ended September 30, 2013 and 2012, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $9.5 million and $5.8 million, respectively, an increase in their share of income of $3.7 million.

Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Income attributable to Aimco preferred stockholders and income attributable to the Aimco Operating Partnership's preferred unitholders both decreased significantly during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 due to the redemption by Aimco of $600.9 million of preferred stock during 2012, and the Aimco Operating Partnership's corresponding redemption of preferred units held by Aimco.
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
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get properties ready for their intended use are in progress. This includes when properties or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock, and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at a property, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2013 and 2012, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Aimco common stockholders (1)	$66,268	$24,163	$81,549	$14,077
Adjustments:
Depreciation and amortization, net of noncontrolling partners' interest	71,423	79,399	220,385	239,968
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners' interest	(2,928)	(3,220)	(8,818)	(9,716)
Loss (gain) on dispositions and other, net of noncontrolling partners' interest	376	(14,924)	736	(15,243)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	(13)	(61)	24	8,018
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners' interest	(63,143)	(40,924)	(75,738)	(109,625)
Provision for (recovery of) impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	108	4,905	(855)	9,590
Depreciation of rental property, net of noncontrolling partners' interest	1,763	7,075	5,443	23,752
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	(398)	(1,563)	(7,622)	(8,949)
Amounts allocable to participating securities	(29)	(93)	(446)	(328)
FFO Attributable to Aimco Common Stockholders - Diluted	$73,427	$54,757	$214,658	$151,544
Preferred equity redemption related amounts	—	12,053	—	22,583
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	—	(698)	—	(1,377)
Amounts allocable to participating securities	—	(41)	—	(90)
Pro forma Funds From Operations Attributable to Aimco Common Stockholders - Diluted	$73,427	$66,071	$214,658	$172,660
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership	(22,403)	(18,317)	(55,350)	(46,697)
Amounts allocable to participating securities	89	52	224	186
AFFO attributable to Aimco common stockholders – Diluted	$51,113	$47,806	$159,532	$126,149

Weighted average common shares outstanding – diluted (earnings per share)	145,563	144,959	145,542	130,960
Dilutive common share equivalents	—	160	—	305
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (2)	145,563	145,119	145,542	131,265

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
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

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales, proceeds from refinancings of existing property loans, borrowings under new property loans, borrowings under our Credit Agreement and proceeds from equity offerings.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity needs. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
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
At September 30, 2013, we had $67.6 million in cash and cash equivalents and $130.5 million of restricted cash, decreases of $16.8 million and $15.8 million, respectively, from December 31, 2012. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2013, our net cash provided by operating activities of $248.1 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2013 increased by $5.8 million as compared to the nine months ended September 30, 2012, primarily due to decreases in cash paid for interest and cash used for working capital requirements during 2013 as compared to 2012, partially offset by a decrease in the net operating income of our portfolio resulting from properties we sold during 2012.
Investing Activities
For the nine months ended September 30, 2013, our net cash used in investing activities of $299.2 million consisted primarily of capital expenditures and our purchase of the West Harlem property loans discussed in Note 4 to the condensed consolidated financial statements in Item 1, partially offset by proceeds from dispositions of real estate. Capital expenditures totaled $275.1 million and $188.4 million during the nine months ended September 30, 2013 and 2012, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from property sales. We categorize our capital spending broadly into five primary categories: Capital Replacements (consisting of standard Capital Replacements and those relating to multi-phase projects), Property Upgrades, Capital Improvements, Redevelopment and development, and casualty replacements spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2013 and 2012 are presented below (in thousands):

	2013	2012
Capital Replacements:
Standard	$34,843	$42,746
Multi-phase projects	18,128	85
Property Upgrades	25,443	34,099
Capital Improvements	43,788	18,357
Redevelopment and development additions	134,553	70,577
Casualty replacements	6,443	5,626
Total capital additions	263,198	171,490
Less: additions related to unconsolidated partnerships	—	(1,525)
Plus: additions related to sold or held for sale properties	1,576	15,636
Plus: additions related to consolidated properties not managed, commercial space, fitness facilities and other	244	176
Consolidated capital additions	265,018	185,777
Plus: net change in accrued capital spending	10,098	2,594
Capital expenditures per consolidated statement of cash flows	$275,116	$188,371
During the nine months ended September 30, 2013, we continued the redevelopment of six properties that were started during 2012. In addition, we continued multi-phase capital projects at Park Towne Place and The Sterling, both located in Center City Philadelphia, and 2900 on First, located in Seattle. The initial phases of these projects consist of Capital Replacement and Capital Improvement investments, with redevelopment expected to follow.
Information regarding our active redevelopment projects at September 30, 2013 is presented below (dollars in millions):

				Anticipated Schedule
	Total Number of Apartment Homes	Estimated Total Project Cost	Inception-to-Date Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Operations
Elm Creek, Elmhurst, IL	28	$12.0	$11.8	2Q 2012	1Q 2013	4Q 2013	1Q 2014
Lincoln Place, Venice, CA	795	350.4	264.6	Multiple	Multiple	4Q 2014	1Q 2015
Pacific Bay Vistas, San Bruno, CA	308	121.1	98.4	4Q 2011	3Q 2013	2Q 2014	3Q 2014
The Palazzo at Park La Brea, Los Angeles, CA	521	15.7	8.7	1Q 2012	4Q 2012	3Q 2014	4Q 2014
The Preserve at Marin, Corte Madera, CA	126	100.5	71.8	4Q 2012	1Q 2014	3Q 2014	4Q 2014
Total	1,778	$599.7	$455.3
During the nine months ended September 30, 2013, we completed the Baywalk redevelopment at our Flamingo South Beach property located in Miami, Florida, for a total project cost of $4.6 million.
During the nine months ended September 30, 2013, we also entered into an agreement with a third-party developer to construct a 12-story apartment building in Boston, Massachusetts. Pursuant to this agreement, we expect to invest approximately $190.0 million over the next two years to build 310 luxury apartment homes and approximately 22,000 square feet of commercial space. Through September 30, 2013, we have incurred approximately $10.1 million of costs related to this development. Under the terms of the agreement, a third-party developer will be responsible for construction of the building. The development will be funded in part by a $114.0 million construction loan and in part by proceeds from the sales of lower rated properties in less desirable submarkets.
We expect our conventional redevelopment and development spending for 2013 to range from approximately $170.0 million to $190.0 million.
For the nine months ended September 30, 2013 and 2012, we capitalized $13.6 million and $12.4 million of interest costs, respectively, and $25.6 million and $25.5 million of other direct and indirect costs, respectively.

Financing Activities
For the nine months ended September 30, 2013, our net cash provided by financing activities of $34.2 million was primarily attributed to borrowings on our revolving line of credit and proceeds from property loans, partially offset by principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests.
Property Debt
At September 30, 2013 and December 31, 2012, we had $4.5 billion and $4.7 billion, respectively, of consolidated property debt outstanding, which included $16.9 million and $119.9 million, respectively, of property debt classified within liabilities related to assets held for sale. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
Credit Agreement
As amended on September 30, 2013, our Credit Agreement provides for $600.0 million of revolving loan commitments (an increase of $100.0 million), which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As amended, the interest rate spread on the Credit Agreement is, on average, 70 basis points lower than it was previously. As of September 30, 2013, we had the capacity to borrow $255.6 million pursuant to the Credit Agreement, net of $298.6 million of outstanding borrowings and $45.8 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2018, inclusive of a one-year extension.
Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2013, Aimco paid cash dividends or distributions totaling $2.1 million, $105.0 million and $10.6 million to preferred stockholders, common stockholders and holders of OP Units, respectively.
During the nine months ended September 30, 2013, the Aimco Operating Partnership paid cash distributions totaling $6.9 million and $110.8 million to preferred unitholders and common unitholders, respectively, of which $2.1 million and $105.0 million, respectively, represented distributions to Aimco.
During the nine months ended September 30, 2013, Aimco and the Aimco Operating Partnership paid cash distributions of $23.3 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012 and 2013.
Pursuant to at-the-market offering programs active at September 30, 2013, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the nine months ended September 30, 2013, we acquired the remaining noncontrolling limited partnership interests in one consolidated real estate partnership that owns two properties and for which we serve as general partner, for a total cost of $10.7 million.
Future Capital Needs
We expect to fund any future acquisitions, development and redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales, short-term borrowings, debt and equity financing and operating cash flows.

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
As of September 30, 2013, on a consolidated basis, we had approximately $145.6 million of variable rate property indebtedness outstanding, $298.6 million of variable rate borrowings under our Credit Agreement and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $132.4 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index rate, which since 1993 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $4.1 million and $3.1 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $4.1 million and $3.3 million, respectively, on an annual basis.
At September 30, 2013, we had approximately $414.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.0 billion at September 30, 2013 ($4.9 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $4.8 billion at September 30, 2013 ($4.7 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.0 billion to $4.8 billion (from $4.9 billion to $4.7 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.0 billion to $5.3 billion (from $4.9 billion to $5.1 billion on a proportionate basis).

ITEM 4.	Controls and Procedures
Aimco
Disclosure Controls and Procedures
Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of Aimco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the nine months ended September 30, 2013.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the nine months ended September 30, 2013. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2013, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the nine months ended September 30, 2013.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the nine months ended September 30, 2013, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the nine months ended September 30, 2013.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1– July 31, 2013	17,594	$30.00	N/A	N/A
August 1 – August 31, 2013	5,067	30.92	N/A	N/A
September 1 – September 30, 2013	4,785	28.31	N/A	N/A
Total	27,446	$29.88

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
10.1
Aimco and the Aimco Operating Partnership – Second Amendment to Credit Agreement and Joinder to Guaranty, dated as of September 30, 2013, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (Exhibit 10.1 to Aimco's and the Aimco Operating Partnership's Current Report on Form 8-K, dated September 30, 2013, is incorporated herein by reference)

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

32.1	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Aimco – Agreement Regarding Disclosure of Long-Term Debt Instruments
99.2	The Aimco Operating Partnership – Agreement Regarding Disclosure of Long-Term Debt Instruments
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: November 1, 2013