Form 10-K
period 2013-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2014-02-21
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $4.3 billion as of June 30, 2013. As of February 20, 2014, there were 146,099,061 shares of Class A Common Stock outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 29, 2014, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2013, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated subsidiaries.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2013, owned a 94.9% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.1% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
We believe combining the periodic reports of Aimco and the Aimco Operating Partnership into this single report provides the following benefits:

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
We believe it is important to understand the few differences between Aimco and the Aimco Operating Partnership in the context of how Aimco and the Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in the Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas the Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to the Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the Aimco Operating Partnership generates all remaining capital required by its business. These sources include the Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy; rental rates and property operating results; the effect of acquisitions, dispositions, developments and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment projects; and our ability to comply with debt covenants, including financial coverage ratios.
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, redevelopments and developments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2013, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,837,804 common partnership units and equivalents outstanding. At December 31, 2013, Aimco owned 145,917,387 of the common partnership units (94.9% of the outstanding common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
As of December 31, 2013, our real estate portfolio consisted of 236 apartment communities with 60,553 apartment homes.
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

Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined in Item 7). Our business plan to achieve this objective is to:

•	operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling apartment communities inconsistent with our portfolio strategy and investing the proceeds from such sales through property upgrades, capital improvements, redevelopment, development and acquisition of higher-quality apartment communities; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our business is organized around two core activities: Property Operations and Portfolio Management. Our core activities, along with our leverage strategy, are described in more detail below.
Property Operations
Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At December 31, 2013, our conventional property operations consisted of 162 apartment communities with 50,486 apartment homes in which we held an average ownership of approximately 97% We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At December 31, 2013, our affordable property operations consisted of 74 apartment communities with 10,067 apartment homes in which we held an average ownership of approximately 87%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Item 7) during the year ended December 31, 2013. Over the next four to five years, we expect to dispose of our affordable apartment communities and reinvest the proceeds in our conventional portfolio.
Our property operations are organized into two geographic areas, the West and East. To manage our portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to area operations leaders with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers to support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment and other capital assets, our specialized Redevelopment and Construction Services group manages capital spending related to larger capital and construction projects, thus reducing the need for the area operations leaders to spend time on oversight of such projects.
We seek to improve our property operations by: employing service-oriented, well-trained employees; upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Service. Our operating culture is focused on our residents. Our goal is to provide our residents with a high level of service in clean, safe and attractive communities. We have automated certain aspects of our on-site operations to enable our on-site employees to focus more of their time on customer service as well as allow our current and future residents to interact with us in methods that are more efficient and effective for them, such as placing self-service work orders, self-guided apartment community tours and electronic leases and renewals. We evaluate our performance through a customer satisfaction tracking system. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

•
Resident Selection and Retention. In apartment communities, neighbors are a meaningful part of the product, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on resident acquisition and retention - attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•
Revenue Management and Ancillary Services. For our conventional apartment communities, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue and net operating income by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment home for a new resident. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analysis by floor-plan, thereby enabling us to respond quickly to changing supply and demand for our product and maximize rental revenue. We also generate incremental revenue by providing services to our residents, including cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain apartment communities.

•	Controlling Expenses. Cost controls are accomplished by local focus at the area level; taking advantage of economies of scale at the corporate level; and through electronic procurement.

•
Maintaining and Improving Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition; Capital Replacements, which represent the share of additions that are deemed to replace the consumed portion of acquired capital assets; and Property Upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, such as simulated wood flooring and granite countertops. We also improve apartment community quality through the redevelopment of certain apartment communities in superior locations. Refer to the Portfolio Management section below for further discussion of our redevelopment program. Refer to the Liquidity and Capital Resources discussion within Item 7 for further information regarding our capital spending activities.

Portfolio Management
Portfolio management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic balance in our diversified portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We also seek to balance the portfolio by product type, with both high quality apartment communities in excellent locations and also high land value apartment communities that support redevelopment activities.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality conventional apartment communities, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as "B" quality apartment communities those earning rents 90% to 125% of the local market average and as “C” quality apartment communities those earning rents less than 90% of the local market average. We classify as “B/B+” those apartment communities earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry. For the three months ended September 30, 2013, the most recent period for which market average rent information is available, our conventional portfolio's rents averaged 105% of local market average rents.
We expect to sell each year the lowest-rated 5% to 10% of our portfolio and to reinvest the sale proceeds in apartment communities already in our portfolio, through Property Upgrades, Capital Improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. The apartment communities we expect to sell are those with lower projected returns, lower operating margins, and lower expected future rent growth. These apartment communities are often located in markets we deem less desirable than our target markets.
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield returns in excess of those from the apartment communities we sell to fund the equity component of the redevelopments. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or apartment home improvements, typically done upon lease expirations without the need to vacate apartment homes on any wholesale or substantial basis, to those in which a substantial number of all available apartment homes are vacated for significant renovations to the apartment community. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site. We also undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market. We have a specialized Redevelopment and Construction Services group to oversee these projects.
Refer to the Executive Overview within Item 7 for information regarding our Portfolio Management activities during the year ended December 31, 2013.
Leverage Strategy
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to EBITDA (on a proportionate basis) of less than 7.0x and EBITDA Coverage of Interest and Preferred Dividends (on a proportionate basis) of greater than 2.5x. Our annualized ratios for the three months ended December 31, 2013 were 7.2x and 2.6x, respectively. We also focus on the ratios of Debt to EBITDA (on a proportionate basis) and EBITDA Coverage of Interest (on a proportionate basis). We expect future leverage reduction from earnings growth and from regularly scheduled property debt amortization funded from retained earnings. Our leverage ratios, including definitions of the numerators and denominators used in their calculation, are discussed further under the Executive Overview heading in Item 7.
At December 31, 2013, approximately 96% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.2 years, with 1.9% of our unpaid principal balance maturing during 2014 and, on average, 7.8% of our unpaid principal balance maturing per year from 2015 through 2017. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
During 2013, one of the rating agencies completed its initial review of our creditworthiness and outlined the factors that may have a positive impact on our ratings. These factors are: growing the unencumbered asset pool to more than $500 million (based on a stressed 8% capitalization rate) with asset quality consistent with the overall portfolio; sustaining leverage, defined by the rating agency as the ratio of net debt to recurring operating EBITDA, below 7.5x; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x. Our stated leverage targets are in line with, or more conservative than, those indicated by the rating agency. In addition, through our normal course of refinancing activity as loans mature, we have the opportunity to grow our unencumbered pool by $150 to $200 million per year.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments which we use for working capital and other short-term purposes. As of December 31, 2013, pursuant to our Credit Agreement, we had the capacity to borrow $505.0 million, net of $50.4 million of outstanding borrowings and $44.6 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Competition
In attracting and retaining residents to occupy our apartment communities we compete with numerous other housing alternatives. Our apartment communities compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community and quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our communities and on the rents we charge. In certain markets there exists an oversupply of single family homes and condominiums and a reduction of households, both of which affect the pricing and occupancy of our rental apartments.
We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping, managing, obtaining financing for and disposing of apartment communities. This competition affects our ability to acquire apartment communities we want to add to our portfolio and the price that we pay in such acquisitions; our ability to finance or refinance communities in our portfolio and the cost of such financing; and our ability to dispose of communities we no longer desire to retain in our portfolio and the timing and price for which we dispose of such communities.
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
Even if Aimco qualifies as a REIT, Aimco may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a taxable REIT subsidiary (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. State and local tax laws may not conform to the United States Federal income tax treatment, and Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. Any taxes imposed on Aimco reduce our operating cash flow and net income.
Certain of Aimco’s operations or a portion thereof, including property management, asset management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.
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
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on apartment communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws, such as legislation that has been considered in New York, or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels, among other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our apartment communities or communities we acquire or manage in the future. These and other risks related to environmental matters are described in more detail in Item 1A, “Risk Factors.”
Insurance
Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.
Employees
At December 31, 2013, we had 1,932 employees, of which 1,352 were at the apartment community level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2013, unions represented 92 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco and/or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2013, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping, and we intend to continue to redevelop, certain of our apartment communities. Additionally, during 2013, we commenced the development of a 12-story apartment building in Boston, Massachusetts. During 2014, we expect to invest approximately $185 million to $220 million in conventional redevelopment and development activities. Redevelopment and development activities are subject to the following risks:

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs, such as litigation;

•	we may be unable to complete construction and lease up of an apartment community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•
occupancy rates and rents at an apartment community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to obtain financing with favorable terms, or at all, which may cause us to delay or abandon an opportunity;

•
we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover costs already incurred in exploring those opportunities;

•	we may incur liabilities to third parties during the redevelopment or development process;

•	unexpected events or circumstances may arise during the redevelopment or development process that affect the timing of completion and the cost and profitability of the project; and

•	loss of a key member of a project team could adversely affect our ability to deliver projects on time and within our budget.
If we are not successful in our acquisition of apartment communities, our results of operations could be adversely affected.
The selective acquisition of apartment communities is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire apartment communities when such acquisitions increase our Net Asset Value, Adjusted Funds From Operations, Pro forma Funds From Operations and property net operating income, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community.
Because real estate investments are relatively illiquid, we may not be able to sell apartment communities when appropriate.
Real estate investments are relatively illiquid and cannot always be sold quickly. REIT tax rules also restrict our ability to sell apartment communities. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
Competition could limit our ability to lease apartment homes or increase or maintain rents.
Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures or adversely affect our ability to pay dividends or distributions.
Our ability to fund necessary capital expenditures on our apartment communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our apartment communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect our net operating income.
Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•
an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;

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
Our existing and future debt financing could render us unable to operate, result in foreclosure of our apartment communities, prevent us from making distributions on our equity or otherwise adversely affect our liquidity.
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2013, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
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
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the apartment communities securing such debt and loss of income and asset value, each of which would adversely affect our liquidity.
Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2013, on a consolidated basis, we had approximately $195.4 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred securities outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $1.6 million and $1.8 million, respectively, on an annual basis.
At December 31, 2013, we had approximately $182.8 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred securities discussed above.
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
All of Aimco’s apartment communities are owned, and all of Aimco’s operations are conducted, by the Aimco Operating Partnership. Further, many of the Aimco Operating Partnership’s apartment communities are owned by other subsidiaries. As a result, Aimco depends on distributions and other payments from the Aimco Operating Partnership, and the Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our collective financial obligations and make payments to our investors. The ability of the Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the Aimco Operating Partnership and these subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
Potential liability or other expenditures associated with potential environmental contamination may be costly.
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a community, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected communities. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a community could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of certain materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of apartment communities, we could potentially be responsible for environmental liabilities or costs associated with our apartment communities or communities we acquire in the future.
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988, or FHAA, requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those projects receiving Federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other Federal, state and local laws may require modifications to our apartment communities, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.
Moisture infiltration and resulting mold remediation may be costly.
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion issues to cause mold in isolated locations within an apartment community. We have implemented policies, procedures and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
We may be subject to litigation associated with partnership transactions that could increase our expenses and prevent completion of beneficial transactions.
We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships controlled by us that own apartment communities. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.
Government housing regulations may limit the opportunities at some of our apartment communities and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate or reduce funding for government housing programs which would result in a loss of benefits.
We own equity interests in consolidated and unconsolidated entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the U.S. Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; historic or low-income housing tax-credits; or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.
Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2013, 2012 and 2011, for continuing and discontinued operations, our rental revenues include $88.4 million, $117.3 million and $132.1million, respectively, of subsidies from government agencies. Of the 2013 subsidy amounts, $78.1 million related to apartment communities included in continuing operations, approximately 9.0% of which related to communities benefiting from housing assistance contracts that expired in late 2013 or expire in 2014, which we are in the process of renewing or anticipate renewing, and the remainder related to communities benefiting from housing assistance contracts that expire after 2014 and have a weighted average term of 9.7 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
Although we are insured for certain risks, the cost of insurance, increased claims activity or losses resulting from casualty events may affect our operating results and financial condition.
We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as part of casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.
Natural disasters and severe weather may affect our operating results and financial condition.
Natural disasters and severe weather such as hurricanes may result in significant damage to our apartment communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.
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
Aimco may fail to qualify as a REIT.
If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and will be subject to United States Federal income tax at regular corporate rates, including any applicable AMT. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT would place us in default under our Credit Agreement.
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
As a REIT, Aimco is subject to annual distribution requirements. As Aimco’s operating partnership, the Aimco Operating Partnership pays distributions intended to satisfy Aimco’s distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States Federal corporate income tax. We intend to make distributions to Aimco’s stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
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
The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2013, 505,787,260 shares were classified as Common Stock, of which

145,917,387 were outstanding, and 4,800,240 shares were classified as preferred stock, of which 1,274,317 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control were in Aimco’s stockholders’ best interests.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our portfolio includes garden style, mid-rise and high-rise apartment communities located in 23 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on the largest coastal and job growth markets in the United States, which are grouped according to the East and West areas into which our property operations team is organized. The following table sets forth information on all of our apartment communities as of December 31, 2013:

	Number of Apartment Communities	Number of Apartment Homes	Average Ownership
Conventional:
Los Angeles	13	4,248	85%
Orange County	4	1,213	100%
San Diego	12	2,430	97%
East Bay	2	413	100%
San Jose	1	224	100%
San Francisco	7	1,208	100%
Seattle	2	239	100%
Houston	3	1,143	95%
Denver	8	2,177	97%
Phoenix	5	1,374	90%
Chicago	10	3,245	100%
West	67	17,914	94%
Washington - Northern Virginia - Maryland	14	6,547	100%
Boston	12	4,173	100%
Philadelphia	7	3,888	98%
Manhattan	21	959	100%
Suburban New York - New Jersey	2	1,162	100%
Miami	5	2,505	100%
Palm Beach - Fort Lauderdale	2	776	100%
Orlando	1	368	100%
Jacksonville	4	1,643	100%
Atlanta	6	1,325	99%
East	74	23,346	99%
Total target markets	141	41,260	97%
Other markets	21	9,226	98%
Total conventional owned and managed	162	50,486	97%
Affordable	74	10,067	87%
Total	236	60,553	96%
At December 31, 2013, we owned an equity interest in and consolidated 216 apartment communities containing 59,297 apartment homes. These consolidated apartment communities contain, on average, 275 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, dog parks and open spaces. Many of the apartment homes offer features such as vaulted ceilings, fireplaces, washer and dryer connections, cable television, balconies and patios. Additional information on our consolidated apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2013, we held an equity interest in and did not consolidate 20 apartment communities containing 1,256 apartment homes.
The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2013, 206 of our consolidated apartment communities were encumbered by, in aggregate, $4,337.8 million of property debt with a weighted average interest rate of 5.31% and a weighted average maturity of 8.2 years, respectively. Each of the non-recourse property debt instruments comprising this total are collateralized by one of our apartment communities, without cross-collateralization, with an aggregate gross book value of $7,765.3 million. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding our property debt. At December 31, 2013, we had ten unencumbered apartment communities, seven of which we expect to hold beyond 2014.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2013	$29.62	$24.78	$0.24
September 30, 2013	31.76	26.95	0.24
June 30, 2013	33.44	27.31	0.24
March 31, 2013	30.85	27.04	0.24

December 31, 2012	$27.13	$24.05	$0.20
September 30, 2012	28.30	25.52	0.20
June 30, 2012	27.98	25.17	0.18
March 31, 2012	26.44	22.19	0.18
Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. Aimco's Board of Directors targets a dividend payout ratio of approximately 60% of Adjusted Funds From Operations (which is defined in Item 7). In January 2014, Aimco’s Board of Directors declared a cash dividend of $0.26 per share on its Common Stock, which is payable on February 28, 2014, to stockholders of record on February 14, 2014. Aimco’s Board of Directors anticipates similar per share quarterly dividends for the remainder of 2014. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances.
On February 20, 2014, the closing price of the Common Stock was $29.28 per share, as reported on the NYSE, and there were 146,099,061 shares of Common Stock outstanding, held by 2,115 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. Additionally, from time to time, Aimco may also issue shares of Common Stock in exchange for limited partnership units in consolidated real estate partnerships that are tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the related limited partnership agreement. The shares are generally issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the year ended December 31, 2013, we did not issue any shares of Common Stock in exchange for common OP Units or preferred OP Units. During the year ended December 31, 2013, we issued approximately 17,000 shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.

Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2013. As of December 31, 2013, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index and the Standard & Poor’s 500 Total Return Index (the “S&P 500”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2008, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2008	2009	2010	2011	2012	2013
Aimco	$100.00	$142.84	$235.12	$212.52	$258.61	$255.89
MSCI US REIT	100.00	128.61	165.23	179.60	211.50	216.73
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Source: SNL Financial LC, Charlottesville, VA ©2014
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
The Aimco Operating Partnership
There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2013 and 2012:

Quarter Ended	2013	2012
December 31	$0.24	$0.20
September 30	0.24	0.20
June 30	0.24	0.18
March 31	0.24	0.18
During the years ended December 31, 2013 and 2012, the Aimco Operating Partnership’s distributions per common partnership unit were equal to the dividends Aimco declared per share of its Common Stock. We intend for our future common partnership unit distributions to be equal to Aimco’s Common Stock dividends.
At February 20, 2014, there were 153,923,799 common partnership units and equivalents outstanding (146,099,061 of which were held by Aimco) that were held by 3,097 unitholders of record.
During the year ended December 31, 2013, the Aimco Operating Partnership acquired the noncontrolling limited partnership interests in certain consolidated real estate partnerships in exchange for the Aimco Operating Partnership’s issuance of approximately 21,500 common OP Units.
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
No common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock during the year ended December 31, 2013.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2013:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2013	3,499	$28.22	N/A	N/A
November 1 - November 30, 2013	8,722	27.93	N/A	N/A
December 1 - December 31, 2013	9,845	25.50	N/A	N/A
Total	22,066	$26.89

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
Aimco

	For The Years Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$974,053	$958,511	$914,355	$892,592	$896,510
Total operating expenses	(725,034)	(779,495)	(779,064)	(805,192)	(836,615)
Operating income	249,019	179,016	135,291	87,400	59,895
Income (loss) from continuing operations	34,596	(18,756)	(136,237)	(161,020)	(190,895)
Income from discontinued operations, net (2)	203,229	214,117	78,073	71,396	146,095
Net income (loss)	237,825	195,361	(58,164)	(89,624)	(44,800)
Net income (loss) attributable to Aimco common stockholders (3)	203,673	82,146	(103,161)	(125,318)	(114,840)
Earnings (loss) per common share - basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.29	$(0.60)	$(1.22)	$(1.48)	$(1.69)
Net income (loss) attributable to Aimco common stockholders	$1.40	$0.61	$(0.86)	$(1.08)	$(1.00)

BALANCE SHEET INFORMATION:
Total real estate	$8,214,081	$7,872,018	$7,688,798	$7,603,535	$7,501,749
Total assets	6,079,413	6,401,380	6,871,862	7,378,566	7,906,468
Total indebtedness	4,388,185	4,413,083	4,488,822	4,502,755	4,545,638
Total equity	1,172,744	1,154,894	1,144,674	1,306,772	1,534,703

OTHER INFORMATION:
Dividends declared per common share	$0.96	$0.76	$0.48	$0.30	$0.40
Total consolidated apartment communities (end of period)	216	243	331	399	426
Total consolidated apartment homes (end of period)	59,297	66,107	79,093	89,875	95,202
Total unconsolidated apartment communities (end of period)	20	22	39	48	77
Total unconsolidated apartment homes (end of period)	1,256	1,870	4,353	5,637	8,478

The Aimco Operating Partnership

	For The Years Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$974,053	$958,511	$914,355	$892,592	$896,510
Total operating expenses	(725,034)	(779,495)	(779,064)	(805,192)	(836,615)
Operating income	249,019	179,016	135,291	87,400	59,895
Income (loss) from continuing operations	34,596	(18,756)	(134,938)	(160,161)	(190,075)
Income from discontinued operations, net (2)	203,229	214,117	78,073	71,396	146,095
Net income (loss)	237,825	195,361	(56,865)	(88,765)	(43,980)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders (3)	215,312	87,337	(109,365)	(134,018)	(123,276)
Earnings (loss) per common unit - basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.29	$(0.60)	$(1.22)	$(1.48)	$(1.69)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$1.40	$0.61	$(0.86)	$(1.07)	$(1.00)

BALANCE SHEET INFORMATION:
Total real estate	$8,214,081	$7,872,018	$7,688,798	$7,603,535	$7,501,749
Total assets	6,079,413	6,401,380	6,871,862	7,395,796	7,922,839
Total indebtedness	4,388,185	4,413,083	4,488,822	4,502,755	4,545,638
Total partners’ capital	1,172,744	1,154,894	1,144,674	1,324,002	1,551,074

OTHER INFORMATION (4):
Distributions declared per common unit (5)	$0.96	$0.76	$0.63	$0.30	$0.40

(1)
Certain reclassifications have been made to conform to the current financial statement presentation, including retroactive adjustments to reflect additional apartment communities sold during 2013 as discontinued operations (see Note 12 to the consolidated financial statements in Item 8).

(2)
Income from discontinued operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 includes $212.5 million, $234.5 million, $108.2 million, $94.9 million and $221.8 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2013, 2012 and 2011 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(3)
Net income attributed to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders increased during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to large decreases in the amount of net income allocated to noncontrolling interests in consolidated real estate partnerships and net income attributable to preferred stockholders and unitholders, each of which are further explained within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)
The number of consolidated apartment communities and apartment homes has been omitted from the Aimco Operating Partnership’s selected financial data table as these amounts are identical to those of Aimco during each of the periods presented.

(5)
The Aimco Operating Partnership’s distributions declared per common unit during the year ended December 31, 2011, included a $0.15 per unit special distribution discussed in Note 10 to the consolidated financial statements in Item 8.

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
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined under the Key Financial Indicators heading below). Our business plan to achieve this objective is to:

•	operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling apartment communities inconsistent with our portfolio strategy and investing the proceeds from such sales through Property Upgrades, Capital Improvements, redevelopment, development and acquisition of higher-quality apartment communities; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At December 31, 2013, our conventional property operations included 162 apartment communities with 50,486 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At December 31, 2013, our affordable property operations consisted of 74 apartment communities with 10,067 apartment homes in which we held an average ownership of approximately 87%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the year ended December 31, 2013. Over the next four to five years, we expect to dispose of our affordable apartment communities and reinvest the proceeds in our conventional portfolio.
For the three months ended December 31, 2013, our conventional portfolio had average revenue per effective apartment home of $1,469. Average revenue per effective apartment home represents rental and other property revenues divided by the number of actual apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period. The average revenue per effective apartment home for our conventional portfolio increased 7.9% from average revenues of $1,362 for the three months ended December 31, 2012, as a result of year-over-year revenue growth of 3.5%, the delivery of new apartment homes at our redevelopment apartment communities and the sale of conventional apartment communities during 2013 with average revenues per home substantially lower than the apartment communities in the retained portfolio. During the year ended December 31, 2013, on average, combined conventional new and renewal lease rates were 3.3% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality conventional apartment communities, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. Refer to the discussion under the Portfolio Management heading within Item 1 for an explanation of our rating system for measuring conventional apartment community quality. For the three months ended September 30, 2013, the most recent period for which market average rent information is available, our conventional portfolio's rents averaged 105% of local market average rents.
As further discussed in Item 1, we upgrade the quality of our portfolio through the sale of apartment communities with lower projected returns, lower operating margins, and lower expected future rent growth, and we reinvest the sale proceeds in apartment communities already in our portfolio, through Property Upgrades, Capital Improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities.
In addition to improving our portfolio through the capital additions, including redevelopment, discussed below under the Liquidity and Capital Resources heading, during the year ended December 31, 2013, we upgraded our portfolio through the acquisition, for $29.0 million, $9.5 million and $15.1 million, of conventional apartment communities located in La Jolla, California, Atlanta, Georgia, and Boston, Massachusetts, respectively. The apartment communities we acquired in La Jolla, Atlanta, and Boston had average revenues per home of $2,400, $2,100, and $2,200, respectively, at the the dates of their acquisition, which represented revenues per apartment home of approximately 164%, 265%, and 119%, respectively, of the local market averages.
During the year ended December 31, 2013, we also broke ground on the One Canal Street development, a 12-story apartment community in Boston, Massachusetts. We expect to invest approximately $190.0 million over the next two and one-half years to construct 310 luxury apartment homes and approximately 22,000 square feet of commercial space. The development will be funded in part by a $114.0 million construction loan and in part by proceeds from the sales of lower rated apartment communities in less desirable submarkets. Through December 31, 2013, we have incurred approximately $15.9 million of costs related to this development.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Adjusted EBITDA of less than 7.0x and Adjusted EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on an proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property debt. Our leverage ratios for the trailing twelve month and annualized three month periods ended December 31, 2013 and 2012, are presented below:

	Trailing Twelve Months Ended December 31,		Annualized Three Months Ended December 31,
	2013	2012	2013	2012
Debt to Adjusted EBITDA	7.1x	7.5x	6.9x	7.4x
Debt and Preferred Equity to Adjusted EBITDA	7.3x	7.8x	7.2x	7.7x
Adjusted EBITDA Coverage of Interest	2.6x	2.4x	2.7x	2.5x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.5x	2.1x	2.6x	2.4x
We expect future leverage reduction from earnings growth and from regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of December 31, 2013, this pool included seven consolidated apartment communities, which we expect to hold beyond 2014, with an estimated fair value of approximately $380.0 million. During 2013, we increased this pool by approximately $312.0 million, and we expect to further expand this pool in 2014.
In June 2013, one of the rating agencies completed its initial review of our creditworthiness and outlined the factors that may have a positive impact on our ratings. These factors are: growing the unencumbered asset pool to more than $500 million (based on a stressed 8% capitalization rate, as directed by the rating agency) with asset quality consistent with the overall portfolio; sustaining leverage, defined by the rating agency as the ratio of net debt to recurring operating EBITDA, below 7.5x; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x. Our stated leverage targets are in line with, or more conservative than, those indicated by the rating agency. In addition, through our normal course of refinancing activity as loans mature, we have the opportunity to grow our unencumbered pool by $150 to $200 million per year.
In addition to lowering the cost of borrowings under our Credit Agreement, an investment-grade rating may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital and provide other intangible benefits.

At December 31, 2013, approximately 96% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.2 years, with 1.9% of our unpaid principal balance maturing during 2014 and, on average, 7.8% of our unpaid principal balance maturing per year from 2015 through 2017. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.

At December 31, 2013, the estimated fair value of our consolidated property debt totaled $4.5 billion ($4.3 billion on a proportionate basis), as compared to a carrying value of $4.3 billion ($4.2 billion on a proportionate basis). During the year ended December 31, 2013, the estimated weighted average market rate for our property debt increased by approximately 60 basis points, which decreased the estimated mark to market adjustment for our property debt at December 31, 2013, by approximately $115 million. Additionally, capitalization rates were relatively flat during 2013 and the net operating income of our retained portfolio of apartment communities increased during 2013, which increased the estimated fair value of our apartment communities. The combination of these factors resulted in an increase in our Net Asset Value (defined below).
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As of December 31, 2013, we had $50.4 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $505.0 million, net of the outstanding borrowings and $44.6 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary to similar revolving credit arrangements. For the twelve month period ended December 31, 2013, our Debt Service and Fixed Charge Coverage ratios were 1.77x and 1.72x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.65x and 1.50x, respectively, for the twelve month period ended December 31, 2012. We expect to remain in compliance with these covenants during 2014. The Fixed Charge Coverage covenant will increase in 2015 to 1.40x.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value and Adjusted Funds From Operations. In addition to these indicators, we also use Pro forma Funds From Operations; Free Cash Flow, Free Cash Flow internal rate of return, same store property operating results, proportionate property net operating income, financial coverage ratios, and leverage as shown on our balance sheet to evaluate our operating performance and financial condition.
Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity. Adjusted Funds From Operations and Pro forma Funds From Operations are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading, and proportionate property net operating income is defined and further described below under the Results of Operations – Real Estate Operations heading. Free Cash Flow represents net operating income less spending for Capital Replacements and Free Cash Flow internal rate of return represents the rate of return generated by the Free Cash Flow from the apartment community and the proceeds from its eventual sale, and is a common benchmark used in the real estate industry for relative comparison of real estate valuations.
The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
Results of Operations
Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we redevelop, acquire and dispose of our apartment communities affect our operating results.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.
Overview
2013 Highlights
Highlights of our results of operations for the year ended December 31, 2013, are summarized below:

•	Conventional Same Store revenues and expenses for 2013, increased by 4.4% and 3.0%, respectively, resulting in a 5.1% increase in net operating income as compared to 2012;

•
Average revenue per effective apartment home for our conventional portfolio increased by 7.9%, from $1,362 for the three months ended December 31, 2012, to $1,469 for the three months ended December 31, 2013, as a result of year-over-year Conventional Same Store revenue growth of 3.5%, the delivery of new apartment homes at our redevelopment apartment communities, the sale of conventional apartment communities with average revenues per apartment home substantially lower than those of the retained portfolio, and the acquisition of three conventional apartment communities with average revenues per apartment home of $2,290; and

•	Average daily occupancy for our Conventional Same Store apartment communities was 95.4% for the year ended December 31, 2013, as compared to 95.6% for 2012.
2013 compared to 2012
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $74.8 million and $81.2 million, respectively, during the the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in the net operating income and a decrease in depreciation and amortization of our apartment communities in continuing operations.
In addition to the changes in net income attributable to Aimco and the Aimco Operating Partnership described above, the amounts of net income attributable to Aimco common stockholders and net income attributable to the Aimco Operating Partnership’s common unitholders increased by approximately $47.1 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to a reduction in preferred stock dividends and preferred unit distributions and related costs resulting from the redemption of $600.9 million of preferred securities during 2012.
2012 compared to 2011
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $189.5 million and $200.8 million, respectively, during the the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in the net operating income and a decrease in interest expense of our apartment communities in continuing operations, an increase in income from discontinued operations, primarily due to an increase in gains on dispositions, and an increase in gains on dispositions of interests in unconsolidated real estate.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional apartment communities, and we also operate a portfolio of affordable apartment communities. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold an insignificant economic interest and in some cases we do not consolidate other apartment communities in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and 19 affordable apartment communities with 1,276 apartment homes that we do not manage.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 15 in the consolidated financial statements in Item 8 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy rate (greater than

90%) during the current year-to-date and prior year-to-date periods. Conventional Redevelopment apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-apartment home renovations are underway or have been complete for less than one year. Based on the small number of Conventional Redevelopment apartment communities at December 31, 2013, we have included their results in the Other Conventional classification within the presentation below. Other Conventional apartment communities generally include conventional apartment communities that have significant rent control restrictions, communities affected by casualty events, communities acquired during the periods and the operations of properties that are not multi-family, such as fitness centers.
As of December 31, 2013, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 122 and 36 apartment communities with 45,140 and 5,204 apartment homes, respectively. From December 31, 2012 to December 31, 2013, on a net basis, our Conventional Same Store portfolio decreased by 17 apartment communities and 5,164 apartment homes. This consisted of 16 apartment communities with 5,578 apartment homes that were sold, three apartment communities with 1,294 apartment homes that were reclassified from our Other Conventional portfolio to our Conventional Same Store portfolio when they reached stabilization following a casualty loss, four senior housing apartment communities with 908 apartment homes that were reclassified from our Conventional Same Store portfolio to our Other Conventional portfolio based on our determination that certain restrictions on increases in rental rates for these apartment communities are not appropriately comparable with changes in local market rental rates, and 28 new apartment homes that were placed into service at one of our existing apartment communities. Our conventional portfolio results for the years ended December 31, 2013 and 2012, as presented below, are based on the apartment community populations as of December 31, 2013.

	Year Ended December 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$716,618	$686,554	$30,064	4.4%
Other Conventional	86,624	75,322	11,302	15.0%
Total	803,242	761,876	41,366	5.4%
Property operating expenses:
Conventional Same Store	243,593	236,434	7,159	3.0%
Other Conventional	41,469	37,980	3,489	9.2%
Total	285,062	274,414	10,648	3.9%
Property net operating income:
Conventional Same Store	473,025	450,120	22,905	5.1%
Other Conventional	45,155	37,342	7,813	20.9%
Total	$518,180	$487,462	$30,718	6.3%
For the year ended December 31, 2013, as compared to 2012, our conventional segment’s proportionate property net operating income increased $30.7 million, or 6.3%.
For the year ended December 31, 2013, as compared to 2012, Conventional Same Store proportionate property net operating income increased by $22.9 million, or 5.1%. This increase was primarily attributable to a $30.1 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $61 per effective home), comprised of increases in rental rates, utility reimbursements, and other fees including parking. Rental rates on new leases transacted during the year ended December 31, 2013, were 1.5% higher than expiring lease rates, and renewal rates were 5.1% higher than expiring lease rates. These increases in revenue were partially offset by a 20 basis point decrease in average daily occupancy. The increase in Conventional Same Store rental and other property revenues was partially offset by a $7.2 million, or 3.0%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance costs, utilities and administrative expenses, partially offset by decreases in personnel and related costs.
Our Other Conventional proportionate property net operating income increased by $7.8 million, or 20.9%, during the year ended December 31, 2013, as compared to 2012, primarily due to a $4.3 million increase in net operating income resulting from conventional apartment communities we acquired in 2012 and 2013. Other Conventional net operating income also increased by $3.5 million due to apartment homes at our redevelopment apartment communities that have been completed and an increase in occupancy at one of our communities in New York City.
As of December 31, 2012, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 124 and 31 apartment communities with 44,960 and 5,199 apartment homes, respectively.

Our conventional portfolio results for the years ended December 31, 2012 and 2011, as presented below, are based on the apartment community populations as of December 31, 2012.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$681,015	$652,058	$28,957	4.4%
Other Conventional	80,861	72,808	8,053	11.1%
Total	761,876	724,866	37,010	5.1%
Property operating expenses (1):
Conventional Same Store	232,633	229,228	3,405	1.5%
Other Conventional	39,597	34,741	4,856	14.0%
Total	272,230	263,969	8,261	3.1%
Property net operating income (1):
Conventional Same Store	448,382	422,830	25,552	6.0%
Other Conventional	41,264	38,067	3,197	8.4%
Total	$489,646	$460,897	$28,749	6.2%

(1)
At the beginning of 2012, we revised our methodology for including certain costs within property operating expenses for purposes of measuring segment performance. Based on the lack of comparable expense information for 2011, we have excluded $2.2 million of these costs from property operating expenses and property net operating income for the year ended December 31, 2012, as presented above. These expenses are included within the comparison of our conventional segment results for the years ended December 31, 2013 and 2012.

For the year ended December 31, 2012, as compared to 2011, our conventional segment’s proportionate property net operating income increased $28.7 million, or 6.2%.
For the year ended December 31, 2012, as compared to 2011, Conventional Same Store proportionate property net operating income increased by $25.6 million, or 6.0%. This increase was primarily attributable to a $29.0 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $62 per effective home), comprised of increases in rental rates, fee income and utility reimbursements, partially offset by a 30 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2012, were 3.2% higher than expiring lease rates, and renewal rates were 5.5% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $3.4 million, or 1.5%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance and marketing expenses, partially offset by decreases in personnel and related costs.
Our Other Conventional proportionate property net operating income increased by $3.2 million, or 8.4%, during the year ended December 31, 2012, as compared to 2011, primarily due to an increase in net operating income resulting from conventional apartment communities we acquired in 2012 and 2011.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy rate (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store community definition because they are not subject to tax credit agreements and/or our ownership interest is less than 10%. During 2013, we revised our definition of Affordable Same Store communities to include only those communities that are subject to tax credit agreements.
At December 31, 2013, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 46 and nine apartment communities with 7,424 and 1,367 apartment homes, respectively. From December 31, 2012 to December 31, 2013, our Affordable Same Store portfolio decreased by 21 apartment communities with 2,570 apartment homes, which consisted of two apartment communities with 272 apartment homes that were sold and the remainder representing non-tax credit apartment communities we reclassified to our Other Affordable portfolio based on the Affordable Same Store definition change discussed above. Our affordable results for the years ended December 31, 2013 and 2012 presented below are based on the apartment community populations at December 31, 2013.

	Year Ended December 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$87,047	$85,522	$1,525	1.8%
Other Affordable	11,666	11,613	53	0.5%
Total	98,713	97,135	1,578	1.6%
Property operating expenses:
Affordable Same Store	34,737	33,696	1,041	3.1%
Other Affordable	4,980	5,236	(256)	(4.9)%
Total	39,717	38,932	785	2.0%
Property net operating income:
Affordable Same Store	52,310	51,826	484	0.9%
Other Affordable	6,686	6,377	309	4.8%
Total	$58,996	$58,203	$793	1.4%
For the year ended December 31, 2013, as compared to 2012, our affordable segment’s proportionate property net operating income increased $0.8 million, or 1.4%. The proportionate property net operating income of our Affordable Same Store apartment communities increased $0.5 million, or 0.9%, which consisted of a $1.5 million, or 1.8%, increase in revenue, partially offset by a $1.0 million, or 3.1%, increase in expense. Affordable Same Store revenue increased partially due to higher average revenues ($14 per effective home) and higher average physical occupancy (30 basis points). Affordable Same Store expenses increased primarily due to an increase in utilities, real estate taxes and insurance costs.
At December 31, 2012, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 46 and nine apartment communities with 7,424 and 1,367 apartment homes, respectively. Our affordable results for the years ended December 31, 2012 and 2011 presented below are based on the apartment community populations at December 31, 2012.

	Year Ended December 31,
	2012	2011	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$85,522	$82,498	$3,024	3.7%
Other Affordable	11,613	11,509	104	0.9%
Total	97,135	94,007	3,128	3.3%
Property operating expenses (1):
Affordable Same Store	33,258	32,412	846	2.6%
Other Affordable	5,224	4,684	540	11.5%
Total	38,482	37,096	1,386	3.7%
Property net operating income (1):
Affordable Same Store	52,264	50,086	2,178	4.3%
Other Affordable	6,389	6,825	(436)	(6.4)%
Total	$58,653	$56,911	$1,742	3.1%

(1)
Refer to Note 1 to the preceding table comparing our conventional segment’s results of operations for the years ended December 31, 2012 and 2011. Similarly, we have excluded $0.5 million of costs from property operating expenses and property net operating income for the year ended December 31, 2012, as presented above. These expenses are included within the comparison of our affordable segment results for the years ended December 31, 2013 and 2012.

For the year ended December 31, 2012, as compared to 2011, the proportionate property net operating income of our affordable apartment communities increased $1.7 million, or 3.1%. The increase in proportionate net operating income was primarily attributed to a $2.2 million, or 4.3%, increase in the net operating income of our Affordable Same Store apartment communities. This increase in Affordable Same Store net operating income consisted of a $3.0 million, or 3.7%, increase in revenue, partially offset by a $0.8 million, or 2.6%, increase in expense. Affordable Same Store revenues increased primarily due to higher average revenues ($22 per effective home) and higher average physical occupancy (130 basis points). Affordable Same Store expenses increased primarily due to increases in insurance, real estate taxes, and contract services.

Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 15 to the consolidated financial statements in Item 8).
Property management expenses, which include offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the noncontrolling limited partners in our consolidated partnerships) and offsite costs associated with apartment communities we managed for third parties during 2012 and 2011, totaled $30.7 million, $35.9 million and $41.4 million, respectively, for the years ended December 31, 2013, 2012 and 2011. The decrease in property management expenses in these periods was primarily due to reductions in personnel and related costs based on the reduction in the number of apartment communities we own and manage.
For the years ended December 31, 2013 and 2012, casualty losses increased by $5.2 million, from $1.5 million to $6.7 million due to fires that damaged apartment communities in New York and Tennessee, flooding that damaged an apartment community in Michigan, and increases in minor casualty losses incurred at our apartment communities in 2013.
For the years ended December 31, 2012 and 2011, casualty losses decreased by $10.1 million, from $11.6 million to $1.5 million. The decrease in casualty losses during 2012 was primarily due to losses in 2011 from severe snow storms in the Northeast that damaged several apartment communities along with a loss resulting from a severe wind storm in California during 2011 that damaged an apartment community.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners. The tax credit and other activities are conducted in part by our TRS entities, and the related net operating income may be subject to income taxes.
For the year ended December 31, 2013, as compared to the year ended December 31, 2012, tax credit and asset management revenues decreased $6.9 million. This decrease is primarily attributable to reductions in disposition and other transactional fees from 2012 to 2013.
For the year ended December 31, 2012, as compared to the year ended December 31, 2011, tax credit and asset management revenues increased $3.1 million. This increase is primarily attributable to an increase of $5.3 million of disposition and other fees we earn in connection with transactional activities. This increase was partially offset by a $1.0 million decrease of income recognized in 2011 upon the syndication of a low-income housing tax credit partnership, with no comparable activity during 2012, and a $1.4 million decrease in asset management fees.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform tax credit and asset management activities. For the year ended December 31, 2013, compared to the year ended December 31, 2012, investment management expenses decreased $7.7 million. Investment management expenses decreased by $3.4 million due to fees paid to third parties during 2012 for asset management services related to the legacy asset management business, which we sold in late 2012 (see Note 3 to the condensed consolidated financial statements in Item 8). Investment management expenses also decreased by $1.0 million due to a reduction in personnel and related costs and by $3.3 million due to a reduction in transaction and other costs.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, investment management expenses increased $1.5 million. This increase was primarily due to fees paid to third parties for providing asset management services and our write off during 2012 of tax credit costs discussed above, partially offset by a reduction in personnel and related costs.
Depreciation and Amortization
During the years ended December 31, 2013, 2012 and 2011, depreciation and amortization totaled $291.9 million, $325.2 million and $323.2 million, respectively. The $33.3 million decrease from 2012 to 2013 was primarily due to assets that became fully depreciated.

Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, during the year ended December 31, 2012 we recognized impairment losses totaling $6.2 million primarily related to assets classified as held for use. These impairment losses were recognized primarily due to reductions in the estimated period over which we expect to hold the apartment communities, coupled with reductions in the estimated fair values of the assets as compared with their carrying amounts.
General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional apartment communities by acquiring the noncontrolling interests in these partnerships, which allows us to reduce overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions have allowed us to reduce our offsite costs, which consist of general and administrative expenses as well as property management and investment management expenses, by $34.1 million, or 29.7%, since 2010. Our general and administrative expense as a percentage of total revenues has decreased from 5.6% in 2011, to 5.2% in 2012 and 4.7% in 2013.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, general and administrative expenses decreased $3.9 million, or 7.9%, primarily due to decreases in information technology costs.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, general and administrative expenses decreased $1.3 million, or 2.6%, primarily due to lower rent expense related to our corporate office space, decreases in consulting and professional costs, and reductions in personnel and related costs, partially offset by increases in information technology costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, other expenses, net decreased $4.7 million. The net decrease is primarily due to reductions in costs related to the legacy asset management business which we sold in late 2012, severance costs incurred during 2012, and the write off during 2012 of residual receipts amounts held by certain of our affordable apartment communities following a change in the U.S. Department of Housing and Urban Development’s policies regarding use of these amounts.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, other expenses, net decreased by $6.2 million. The net decrease was primarily attributable to the reduction in 2012 of costs associated with certain of our consolidated tax credit partnerships and settlement of various litigation matters and environmental remediation costs during 2011. This decrease was partially offset by the write off during 2012 of the residual receipts amounts discussed above.
Interest Income
Interest income consists primarily of interest on notes receivable, accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities of a securitization that holds certain of our property debt, which investments are classified within other assets in our consolidated balance sheets.
For the years ended December 31, 2013, 2012 and 2011, Aimco recognized interest income of $16.1 million, $9.9 million and $9.7 million, respectively. Interest income increased during 2013, as compared to 2012, primarily due to interest on the West Harlem property loans that were purchased in 2013 and held for approximately six months prior to their repayment (see Note 3 to the consolidated financial statements in Item 8), and due to accretion income recognized related to an apartment community sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated.
In addition to the interest income recognized by Aimco, the Aimco Operating Partnership recognized $1.3 million of interest income during the year ended December 31, 2011 related to notes receivable from Aimco, for which no interest income was recognized in 2013 or 2012 following repayment of the notes in late 2011. These notes receivable and related interest income were eliminated in Aimco’s consolidated financial statements prior to their repayment.
Recovery of Losses on Notes Receivable
During the years ended December 31, 2013, 2012 and 2011, we recognized net recoveries of previously recognized losses on notes receivable of $1.9 million, $3.4 million and $0.5 million, respectively. The recoveries recognized during 2013 and 2012were primarily related to our interest in Devco California LLC (formerly Casden Properties LLC), an entity organized to acquire, re-

entitle and develop land parcels in southern California. These recoveries were partially offset by losses on other notes receivable recognized during 2013 and 2012, primarily due to apartment community sales during these years for which the net proceeds available for repayment of partnership loans were less than the amounts previously anticipated.
Interest Expense
For the year ended December 31, 2013, compared to the year ended December 31, 2012, interest expense, which includes the amortization of deferred financing costs and prepayment penalties incurred on debt refinancings, increased by $7.7 million, or 3.3%. Approximately $10.5 million of the increase was driven by debt forgiveness gains recognized by the legacy asset management business during 2012, partially offset by normal interest expense. The debt forgiveness gains were recognized upon the sale of partnership interests held by the legacy asset management business. The gains and interest expense were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership during these periods. Interest expense also increased by $3.1 million due to prepayment penalties incurred upon the early repayment of property debt on an apartment community included in our unencumbered pool. These increases in interest expense were partially offset by decreases in interest expense resulting from lower average outstanding balances on non-recourse property debt for our existing apartment communities (inclusive of the expansion of our pool of unencumbered apartment communities).
For the year ended December 31, 2012, compared to the year ended December 31, 2011, interest expense decreased by $42.9 million, or 15.8%. This decrease was primarily attributable to our recognition during 2011 of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of refinancing transactions in 2011. The decrease was also due to $15.6 million of debt forgiveness gains recognized during 2012 upon the sale of partnership interests held by the legacy asset management business. These gains were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership during the year ended December 31, 2012. The remainder of the decrease in interest expense was due to lower average outstanding loan balances and interest rates.
Equity in Earnings or Income (Losses) of Unconsolidated Real Estate Partnerships
Equity in earnings or losses of unconsolidated real estate partnerships includes our share of the net earnings or losses of our unconsolidated real estate partnerships, which may include impairment losses, gains or losses on the disposition of apartment communities or depreciation expense, which may exceed the net operating income recognized by such unconsolidated partnerships.
During 2012 and 2011, the majority of the equity in losses of unconsolidated real estate partnerships related to the legacy asset management business. These amounts were attributed to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco or the Aimco Operating Partnership. Following the sale of the legacy asset management business during late 2012, the equity in losses of these unconsolidated real estate partnerships is included in (loss) gain on dispositions and other, as further discussed below.
Gain on Dispositions of Unconsolidated Real Estate and Other
Gain on dispositions of unconsolidated real estate and other includes gains or losses on disposition of interests in unconsolidated real estate partnerships, gains or losses on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period. During 2013, gain on dispositions of unconsolidated real estate and other also includes the net results of operations related to the legacy asset management business, which we account for under the profit sharing method as further discussed in Note 3 to the consolidated financial statements in Item 8.
During the year ended December 31, 2013, we recognized $1.1 million of income related to the legacy asset management business, which is net of approximately $0.6 million of income tax expense. We allocated $21.4 million of net losses to noncontrolling interests in the legacy asset management business, resulting in income of $22.5 million from the legacy asset management business attributable to Aimco and the Aimco Operating Partnership. As described in Note 3 to the consolidated financial statements in Item 8, $20.6 million of the losses allocated to noncontrolling interests related to the derecognition of residual noncontrolling interest balances related to partnerships that commenced dissolution in 2013.
During the years ended December 31, 2012 and 2011, we recognized $21.9 million and $2.4 million, respectively, in net gains on dispositions of unconsolidated real estate and other. Approximately $15.7 million of the gains recognized during 2012 related to the sale of our interests in two unconsolidated real estate partnerships. The majority of the remainder of the gains recognized in 2012 and substantially all the gains recognized in 2011 related to partnership interests held through the legacy asset management business, in which we had an insignificant economic interest. Accordingly, these gains related to the legacy asset management business were attributed to noncontrolling interests and had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during the years ended December 31, 2012 and 2011.

Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities are included in income tax benefit in our consolidated statements of operations.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, income tax benefit increased by $1.1 million from $0.9 million to $2.0 million, primarily due to a $3.9 million tax benefit associated with historic tax credits earned from the redevelopment of our Lincoln Place apartment community, partially offset by an increase in income tax expense resulting from taxable income earned by our TRS entities.
For the year ended December 31, 2012, compared to the year ended December 31, 2011, income tax benefit decreased by $5.1 million, from $5.9 million to $0.9 million, primarily due to decreases in tax benefits due to decreases in losses of our TRS entities, including the recovery during 2012 of previously recognized losses on our interest in Devco California LLC.
Income from Discontinued Operations, Net
The results of operations for consolidated apartment communities sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the apartment community. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of assets held for sale are reported in discontinued operations.
For the years ended December 31, 2013 and 2012, income from discontinued operations totaled $203.2 million and $214.1 million, respectively. The $10.9 million decrease in income from discontinued operations was principally due to a $23.2 million decrease in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
For the years ended December 31, 2012 and 2011, income from discontinued operations totaled $214.1 million and $78.1 million, respectively. The $136.0 million increase in income from discontinued operations was principally due to a $122.9 million increase in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
During the year ended December 31, 2013, we sold 29 consolidated apartment communities for an aggregate sales price of $515.8 million, resulting in net proceeds of $233.1 million and a net gain of approximately $200.6 million (which is net of $11.8 million of related income taxes). We sold 16 of our lowest-rated conventional apartment communities with average revenue per apartment home of $874, 40% below the average of our retained portfolio. Among the apartment communities sold were the last we held in Dallas-Fort Worth, Tampa, Daytona Beach and Naples, Florida and Detroit. We also sold 13 affordable apartment communities.
During the year ended December 31, 2012, we sold 75 consolidated apartment communities for an aggregate sales price of $719.0 million, resulting in net proceeds of $289.9 million and a net gain of approximately $223.8 million (which is net of $10.7 million of related income taxes). During the year ended December 31, 2011, we sold 67 consolidated apartment communities for an aggregate sales price of $473.5 million, resulting in net proceeds of $185.6 million and a net gain of approximately $100.9 million (which is net of $7.3 million of related income taxes).
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds. FCF represents an apartment community’s NOI less capital spending required to maintain the condition of the apartment community, and the FCF capitalization rate represents the rate of return generated by the FCF from the apartment community divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our conventional and affordable apartment community sales during the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
NOI capitalization rate:
Conventional	7.6%	6.2%	7.0%
Affordable	5.8%	8.3%	9.0%
FCF capitalization rate:
Conventional	5.8%	4.8%	4.8%
Affordable	4.8%	5.7%	5.8%
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the owners who are not affiliated with Aimco. The amounts of income or loss of our consolidated real estate partnerships that we allocate to owners not affiliated with Aimco include their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the years ended December 31, 2013 and 2012, we allocated net income of $12.5 million and $51.2 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $38.7 million. This decrease was primarily due to a $29.0 million reduction in the noncontrolling interest partners’ share of income from continuing operations, approximately $20.6 million of which was associated with the sales or dissolution of partnerships interests held by the legacy asset management business, resulting in the derecognition of residual noncontrolling interests balances related to these partnerships (see Note 3 to consolidated financial statements in Item 8). Income attributable to noncontrolling interests also decreased by $9.7 million of income from discontinued operations resulting primarily from decreases in gains on dispositions of real estate.
For the year ended December 31, 2012, we allocated net income of $51.2 million to noncontrolling interests in consolidated real estate partnerships, compared to $0.3 million of net losses allocated to these noncontrolling interests during the year ended December 31, 2011, or a variance of $51.5 million. This change was primarily due to a $42.1 million increase in the noncontrolling interest partners’ share of income from continuing operations primarily due to their share of decreases in interest expense (inclusive of debt forgiveness gains during 2012) and gains on dispositions of unconsolidated apartment communities in consolidated real estate partnerships. These increases were also affected by ownership changes during the periods resulting from our acquisitions of noncontrolling interests in certain of our consolidated partnerships. This change was also due to a $9.4 million decrease in their share of income from discontinued operations.
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
For the years ended December 31, 2013 and 2012, income allocated to noncontrolling interests in the Aimco Operating Partnership were $18.1 million and $11.7 million, respectively. For the year ended December 31, 2011, losses allocated to the noncontrolling interests in the Aimco Operating Partnership totaled $0.8 million.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders both decreased significantly during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to the redemption by Aimco of $600.9 million of preferred stock during 2012, and the Aimco Operating Partnership’s corresponding redemption of preferred units held by Aimco.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the apartment community. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the apartment community.
From time to time, we have non-revenue producing apartment communities that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment apartment communities by comparing our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment apartment community upon completion to the carrying amount. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of apartment communities that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these apartment communities during the desired timeframe, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities may result in additional impairment losses.
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use are in progress. This includes when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to property operating expense, as incurred, costs including ordinary repairs, maintenance and resident turnover costs. Refer to the discussion of investing activities within the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.

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
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is used to help determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the years ended December 31, 2013, 2012 and 2011, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2013	2012	2011
Net income (loss) attributable to Aimco common stockholders (1)	$203,673	$82,146	$(103,161)
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	282,235	310,047	303,810
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(11,273)	(13,000)	(12,539)
Gain on dispositions of unconsolidated real estate and other, net of noncontrolling partners’ interest	(19,321)	(15,399)	(2,156)
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	7,263	4,043
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest	(165,061)	(185,107)	(60,736)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	(855)	14,517	16,229
Depreciation of rental property, net of noncontrolling partners’ interest	13,349	35,621	57,748
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	(5,346)	(9,127)	(20,868)
Amounts allocable to participating securities	(377)	(503)	(556)
FFO attributable to Aimco common stockholders – diluted	$297,024	$226,458	$181,814
Preferred equity redemption related amounts	—	22,626	(3,904)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	—	(1,341)	266
Amounts allocable to participating securities	—	(87)	16
Pro forma FFO attributable to Aimco common stockholders – diluted	$297,024	$247,656	$178,192
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(75,067)	(66,722)	(73,802)
AFFO attributable to Aimco common stockholders – diluted	$221,957	$180,934	$104,390

Weighted average common shares outstanding – diluted (earnings per share)	145,532	134,479	119,312
Dilutive common share equivalents	—	264	314
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (3)	145,532	134,743	119,626

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 13 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2013, 2012 and 2011, the Aimco Operating Partnership had outstanding 7,965,431, 8,134,774 and 8,368,855 common OP Units and equivalents.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the year ended December 31, 2013 as compared to the 2012, Pro forma FFO increased 11% (on a diluted per share basis) as a result of improved property operating results and lower offsite costs. These positive results were somewhat offset by higher interest expense and lower income from discontinued operations. For the same period, AFFO increased 14% (on a diluted per share basis), as a result of the Pro forma FFO growth as well as a decrease in Capital Replacements spending as a percentage of net operating income. An increase in 2013 Capital Replacement spending related to multi-phase capital projects was offset by a reduction in Standard Capital Replacements due to the sale of approximately 18,000 apartment homes during 2012 and 2013. As we concentrate our investment capital in higher quality, higher price-point properties, Capital Replacements decline as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
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

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our Credit Agreement and proceeds from equity offerings.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from asset dispositions.
At December 31, 2013, we had $55.8 million in cash and cash equivalents and $127.0 million of restricted cash, decreases of $28.7 million and $18.5 million, respectively, from December 31, 2012. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to resident security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2013, our net cash provided by operating activities of $325.6 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the year ended December 31, 2013, increased by $8.8 million as compared to the year ended December 31, 2012, primarily due to a decrease in the amount of cash we paid for interest, an increase in the net operating income of the apartment communities included in continuing operations, and the repayment of accrued interest related to the West Harlem property loans receivable discussed in Note 3 to the consolidated financial statements in Item 8. These increases in cash from operating activities were partially offset by a decrease in the net operating income of our apartment communities included in discontinued operations due to our sales of apartment communities during 2013 and 2012.
Investing Activities
For the year ended December 31, 2013, our net cash provided by investing activities of $65.2 million consisted primarily of capital expenditures and purchases of real estate, partially offset by proceeds from dispositions of real estate and the net proceeds from the repayment of the principal associated with the West Harlem property loans receivable and related purchase option discussed in Note 3 to the consolidated financial statements in Item 8.
Capital expenditures totaled $350.3 million, $270.2 million, and $200.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales. We categorize our capital spending broadly into five primary categories: Capital Replacements (consisting of standard Capital Replacements and those relating to multi-phase projects), Property Upgrades, Capital Improvements, redevelopment and development, and casualty replacements spending. We monitor our spending in these categories based on capital additions related to apartment communities that we own and manage, and we do not include in these measures capital spending related to apartment communities sold or classified as held for sale at the end of the period, commercial space or fitness facilities at our communities, or apartment communities we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flow for the years ended December 31, 2013, 2012, and 2011, are presented below (dollars in thousands):

	2013	2012	2011
Capital Replacements:
Standard	$48,204	$53,849	$65,772
Multi-phase projects	22,314	4,425	—
Property Upgrades	39,059	45,702	23,569
Capital Improvements	57,773	35,590	34,652
Redevelopment and development additions	194,159	100,085	33,173
Casualty replacements	9,262	12,033	9,812
Total capital additions	370,771	251,684	166,978
Less: additions related to unconsolidated partnerships	—	(1,226)	(461)
Plus: additions related to sold apartment communities	4,831	20,501	40,214
Plus: additions related to consolidated apartment communities not managed, commercial space, fitness facilities and other	436	1,144	533
Consolidated capital additions	376,038	272,103	207,264
Plus: net change in accrued capital spending	(25,700)	(1,893)	(6,892)
Capital expenditures per consolidated statement of cash flows	$350,338	$270,210	$200,372
Capital spending related to redevelopment and development and Capital Improvements increased significantly during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to ongoing projects and new projects we commenced in 2012. Capital spending related to redevelopment and Property Upgrades increased significantly in the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to the commencement during 2012 of large redevelopment projects and large projects for Property Upgrades, primarily the installation of simulated wood flooring at certain of our apartment communities.
During the year ended December 31, 2013, we completed the Baywalk redevelopment at our Flamingo South Beach apartment community located in Miami, Florida, for a total project cost of $4.6 million, and we completed the construction of 28 townhomes at our Elm Creek apartment community located in Elmhurst, IL, for a total project cost of $12.0 million.
During the year ended December 31, 2013, we continued the redevelopment of four apartment communities that were started during 2012. In addition, we substantially completed the Capital Replacement and Capital Improvement phase of our multi-phase capital projects at 2900 on First, located in Seattle, Washington, and Park Towne Place and The Sterling, both located in Center City Philadelphia, Pennsylvania, and we began the redevelopment phase of a project at The Sterling, which includes renovation of common areas and commercial space, as well as the upgrade of 69 apartment homes. Additional apartment homes may be upgraded in the future. We expect the redevelopment of 2900 on First and Park Towne Place to begin during 2014. We expect our conventional redevelopment spending for 2014 to range from approximately $125 million to $150 million.
Information regarding our active redevelopment projects at December 31, 2013, is presented below (dollars in millions):

				Anticipated Schedule
	Total Number of Apartment Homes	Estimated Total Project Cost	Inception-to-Date Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Operations
Lincoln Place, Venice, CA	795	$350	$294.9	Multiple	Multiple	4Q 2014	1Q 2015
Pacific Bay Vistas, San Bruno, CA	308	121	106.3	4Q 2011	3Q 2013	2Q 2014	3Q 2014
The Palazzo at Park La Brea, Los Angeles, CA	521	16	9.7	1Q 2012	4Q 2012	3Q 2014	4Q 2014
The Preserve at Marin, Corte Madera, CA	126	101	81.8	4Q 2012	1Q 2014	3Q 2014	4Q 2014
The Sterling, Philadelphia, PA	537	25	3.5	4Q 2013	3Q 2014	2Q 2015	3Q 2015
Total	2,287	$613	$496.2
During the year ended December 31, 2013, we also broke ground on the One Canal Street development, a 12-story apartment community in Boston, Massachusetts. We expect to invest approximately $190 million over the next two and one-half years to construct 310 luxury apartment homes and approximately 22,000 square feet of commercial space. The development will be funded in part by a $114.0 million construction loan and in part by proceeds from sales of lower rated apartment communities in less desirable submarkets. Through December 31, 2013, we have incurred approximately $15.9 million of costs related to this development, and we expect to invest approximately $60 million to $70 million in this project during 2014.
For the years ended December 31, 2013, 2012 and 2011, we capitalized $17.6 million, $16.6 million and $14.0 million of interest costs, respectively, and $33.2 million, $33.7 million and $29.0 million of other direct and indirect costs, respectively.
Financing Activities
For the year ended December 31, 2013, our net cash used in financing activities of $419.5 million was primarily attributed to principal payments on property debt, dividends paid to common security holders and distributions paid to and acquisitions of noncontrolling interests, partially offset by proceeds from property debt.
Property Debt
At December 31, 2013 and 2012, we had $4.3 billion and $4.7 billion, respectively, of consolidated property debt outstanding, which, at December 31, 2012, included $278.5 million of property debt classified within liabilities related to assets held for sale. Approximately 3.1% of our property debt at December 31, 2013, was variable rate. Although we are sometimes required by the limited partners in our consolidated real estate partnerships to limit our exposure to interest rate fluctuations by entering into interest swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate, our exposure to such derivative instruments is limited. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Credit Agreement
Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid which rate varies based on our leverage (initially either LIBOR, plus 1.875%, or, at our option, Prime plus 0.5%). The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
As of December 31, 2013, we had $50.4 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $505.0 million, net of the outstanding borrowings and $44.6 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 3.75% at December 31, 2013. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Equity and Partners’ Capital Transactions
During the year ended December 31, 2013, Aimco paid cash dividends or distributions totaling $2.8 million and $140.1 million, respectively, to preferred stockholders and common stockholders.
During the year ended December 31, 2013, the Aimco Operating Partnership paid cash distributions totaling $9.2 million and $147.7 million to preferred unitholders and common unitholders, respectively, of which $2.8 million and $140.1 million, respectively, represented distributions to Aimco, and $6.4 million and $7.6 million, respectively, represented distributions paid to holders of OP Units. The distributions paid to the holders OP Units are reflected as distributions to noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated financial statements.
During the year ended December 31, 2013, Aimco and the Aimco Operating Partnership paid cash distributions of $49.7 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to apartment community sales during 2013 and late 2012.
Pursuant to At-The-Market offering programs active at December 31, 2013, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common partnership units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the year ended December 31, 2013, we acquired the remaining noncontrolling limited partnership interests in three consolidated real estate partnerships that own five apartment communities and for which our affiliates serve as general partner, for a total cost of $17.9 million, and we redeemed approximately 105,000 common OP Units for cash of $3.1 million.

Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2013 (amounts in thousands):

	Total	Less than One Year	2-3 Years	4-5 Years	More than Five Years
Long-term debt (1)	$4,337,785	$170,202	$822,442	$790,028	$2,555,113
Interest related to long-term debt (2)	1,598,573	233,714	419,229	319,609	626,021
Office space lease obligations	10,766	3,249	4,691	2,826	—
Ground lease obligations (3)	27,100	973	1,947	1,947	22,233
Construction obligations (4)	229,955	148,222	81,733	—	—
Total	$6,204,179	$556,360	$1,330,042	$1,114,410	$3,203,367

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt.

(2)
Includes interest related to both fixed rate and variable rate debt. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2013. Refer to Note 5 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)	These ground leases mature in years ranging from 2037 to 2084.

(4)
Represents estimated obligations pursuant to construction contracts related to our development, redevelopment and other capital projects. Refer to Note 7 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2013, we were obligated to make dividend payments on $68.9 million (liquidation value) of perpetual preferred stock outstanding with a weighted average annual dividend yield of 4.0% and distribution payments on $79.1 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.8% to 8.8%. For the year ended December 31, 2013, the dividend payments on our perpetual preferred stock totaled $2.8 million and the distributions payments on the Aimco Operating Partnership’s preferred OP Units totaled $6.4 million.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment and development projects, Capital Improvements and Capital Replacements principally with proceeds from apartment community sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing and operating cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is to the availability of property debt or other cash sources to refund maturing property debt and to changes in base interest rates and credit risk spreads. Our liabilities are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt or equity financings. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
As of December 31, 2013, on a consolidated basis, we had approximately $195.4 million of variable-rate indebtedness outstanding and $37.0 million of variable rate preferred securities outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $1.6 million and $1.8 million, respectively, on an annual basis.
At December 31, 2013, we had approximately $182.8 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.

We estimate the fair value for our debt instruments as described in Note 6 to the consolidated financial statements in Item 8. The estimated aggregate fair value of our consolidated debt (inclusive of outstanding borrowings under our Credit Agreement) was approximately $4.5 billion at December 31, 2013 ($4.4 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt was approximately $4.4 billion at December 31, 2013 ($4.2 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.5 billion to $4.3 billion (from $4.4 billion to $4.2 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.5 billion to $4.7 billion (from $4.4 billion to $4.6 billion on a proportionate basis).
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
Management assessed the effectiveness of Aimco's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).
Based on their assessment, management concluded that, as of December 31, 2013, Aimco's internal control over financial reporting is effective.
Aimco's independent registered public accounting firm has issued an attestation report on Aimco's internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Apartment Investment and Management Company
We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 21, 2014

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
Management assessed the effectiveness of the Aimco Operating Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).
Based on their assessment, management concluded that, as of December 31, 2013, the Aimco Operating Partnership's internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership's internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Partners of
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 21, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Audit Committee” and “Corporate Governance Matters - Audit Committee Financial Expert” in the proxy statement for Aimco’s 2014 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at Fiscal Year End 2013,” “Option Exercises and Stock Vested in 2013,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2014 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2014 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 20, 2014, Aimco, through its consolidated subsidiaries, held 94.9% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2014 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2014 annual meeting of stockholders and is incorporated herein by reference.

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Senior Secured Credit Agreement, dated as of December 13, 2011, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 13, 2011, is incorporated herein by this reference)

10.9
First Amendment to Senior Secured Credit Agreement, dated as of April 5, 2013, by and among Aimco, the Aimco Partnership, AIMCO/Bethesda Holdings, Inc., Keybank National Association, as Agent for itself and the other lenders from time to time a party to the Senior Secured Credit Agreement (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is incorporated herein by this reference)

10.10
Second Amendment to Credit Agreement and Joinder to Guaranty, dated as of September 30, 2013, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 30, 2013, is incorporated herein by this reference)

10.11
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.12
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.13
Employment Contract executed on December 29, 2008, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.14
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.15
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.16
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.17	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
10.18	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.19	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.20	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Aimco
23.2	Consent of Independent Registered Public Accounting Firm - Aimco Operating Partnership
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive loss; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)
The Commission file numbers for exhibits is 001-13232 (Aimco) and 0-24497 (the Aimco Operating Partnership), and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 21, 2014

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By:AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 21, 2014
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ ERNEST M. FREEDMAN	Executive Vice President and	February 21, 2014
Ernest M. Freedman	Chief Financial Officer (principal financial officer)

/s/ PAUL BELDIN	Senior Vice President and	February 21, 2014
Paul Beldin	Chief Accounting Officer (principal accounting officer)

/s/ JAMES N. BAILEY	Director	February 21, 2014
James N. Bailey

/s/ THOMAS L. KELTNER	Director	February 21, 2014
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 21, 2014
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 21, 2014
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 21, 2014
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 21, 2014
Michael A. Stein

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 21, 2014

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In thousands, except share data)

	2013	2012
ASSETS
Buildings and improvements	$6,332,723	$6,014,062
Land	1,881,358	1,857,956
Total real estate	8,214,081	7,872,018
Less accumulated depreciation	(2,822,872)	(2,637,057)
Net real estate ($392,245 and $578,421 related to VIEs)	5,391,209	5,234,961
Cash and cash equivalents ($24,094 and $23,599 related to VIEs)	55,751	84,413
Restricted cash ($36,369 and $38,477 related to VIEs)	127,037	145,585
Notes receivable	3,145	102,897
Other assets ($211,287 and $220,910 related to VIEs)	502,271	543,778
Assets held for sale	—	289,746
Total assets	$6,079,413	$6,401,380
LIABILITIES AND EQUITY
Non-recourse property debt ($355,372 and $477,791 related to VIEs)	$4,337,785	$4,413,083
Revolving credit facility borrowings	50,400	—
Total indebtedness	4,388,185	4,413,083
Accounts payable	43,161	30,747
Accrued liabilities and other ($140,910 and $159,607 related to VIEs)	287,595	313,611
Deferred income	107,775	127,561
Liabilities related to assets held for sale	—	281,438
Total liabilities	4,826,716	5,166,440
Preferred noncontrolling interests in Aimco Operating Partnership	79,953	80,046
Commitments and contingencies (Note 7)	—	—
Equity:
Perpetual Preferred Stock (Note 9)	68,114	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 145,917,387 and 145,563,903 shares issued/outstanding at December 31, 2013 and 2012, respectively	1,459	1,456
Additional paid-in capital	3,701,339	3,712,684
Accumulated other comprehensive loss	(4,602)	(3,542)
Distributions in excess of earnings	(2,798,853)	(2,863,287)
Total Aimco equity	967,457	915,425
Noncontrolling interests in consolidated real estate partnerships	233,008	271,065
Common noncontrolling interests in Aimco Operating Partnership	(27,721)	(31,596)
Total equity	1,172,744	1,154,894
Total liabilities and equity	$6,079,413	$6,401,380
See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
REVENUES:
Rental and other property revenues	$939,231	$916,742	$875,694
Tax credit and asset management revenues	34,822	41,769	38,661
Total revenues	974,053	958,511	914,355
OPERATING EXPENSES:
Property operating expenses	375,672	374,347	376,164
Investment management expenses	4,341	12,008	10,459
Depreciation and amortization	291,910	325,173	323,233
Provision for real estate impairment losses	—	6,235	—
General and administrative expenses	45,708	49,602	50,906
Other expenses, net	7,403	12,130	18,302
Total operating expenses	725,034	779,495	779,064
Operating income	249,019	179,016	135,291
Interest income	16,059	9,890	9,655
Recovery of losses on notes receivable, net	1,884	3,375	509
Interest expense	(237,048)	(229,373)	(272,315)
Equity in income (losses) of unconsolidated real estate partnerships	926	(4,408)	(17,721)
Gain on dispositions of unconsolidated real estate and other, net	1,797	21,886	2,403
Income (loss) before income taxes and discontinued operations	32,637	(19,614)	(142,178)
Income tax benefit	1,959	858	5,941
Income (loss) from continuing operations	34,596	(18,756)	(136,237)
Income from discontinued operations, net	203,229	214,117	78,073
Net income (loss)	237,825	195,361	(58,164)
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(12,473)	(51,218)	257
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(6,423)	(6,496)	(6,683)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(11,639)	(5,191)	7,503
Total noncontrolling interests	(30,535)	(62,905)	1,077
Net income (loss) attributable to Aimco	207,290	132,456	(57,087)
Net income attributable to Aimco preferred stockholders	(2,804)	(49,888)	(45,852)
Net income attributable to participating securities	(813)	(422)	(222)
Net income (loss) attributable to Aimco common stockholders	$203,673	$82,146	$(103,161)
Earnings (loss) attributable to Aimco per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.29	$(0.60)	$(1.22)
Income from discontinued operations attributable to Aimco common stockholders	1.11	1.21	0.36
Net income (loss) attributable to Aimco common stockholders	$1.40	$0.61	$(0.86)
Weighted average common shares outstanding – basic	145,291	134,479	119,312
Weighted average common shares outstanding – diluted	145,532	134,479	119,312

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net income (loss)	$237,825	$195,361	$(58,164)
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	1,734	(2,581)	(5,885)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,678	1,673	1,667
Unrealized (losses) gains on debt securities classified as available-for-sale	(4,188)	4,341	(1,509)
Other comprehensive (loss) income	(776)	3,433	(5,727)
Comprehensive income (loss)	237,049	198,794	(63,891)
Comprehensive (income) loss attributable to noncontrolling interests	(30,819)	(63,020)	2,020
Comprehensive income (loss) attributable to Aimco	$206,230	$135,774	$(61,871)

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	24,900	$657,601	117,643	$1,176	$3,070,296	$(2,076)	$(2,680,955)	$1,046,042	$260,730	$1,306,772
Issuance of Preferred Stock	869	21,075	—	—	(1,085)	—	—	19,990	—	19,990
Repurchase of Preferred Stock	(863)	(21,562)	—	—	1,292	—	3,904	(16,366)	—	(16,366)
Issuance of Common Stock	—	—	2,914	29	71,913	—	—	71,942	—	71,942
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(6,059)	(6,059)
Officer and employee stock awards and related amounts, net	—	—	317	3	2,094	—	10	2,107	—	2,107
Amortization of share-based compensation cost	—	—	42	1	5,882	—	—	5,883	—	5,883
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12,358	12,358
Effect of changes in ownership for consolidated entities and other, net	—	—	—	—	(52,059)	—	—	(52,059)	29,746	(22,313)
Change in accumulated other comprehensive loss	—	—	—	—	—	(4,784)	—	(4,784)	(943)	(5,727)
Net loss	—	—	—	—	—	—	(57,087)	(57,087)	(7,760)	(64,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,727)	(51,727)
Common Stock dividends	—	—	—	—	—	—	(57,583)	(57,583)	—	(57,583)
Preferred Stock dividends	—	—	—	—	—	—	(49,756)	(49,756)	—	(49,756)
Balances at December 31, 2011	24,906	657,114	120,916	1,209	3,098,333	(6,860)	(2,841,467)	908,329	236,345	1,144,674
Issuance of Preferred Stock	405	10,039	—	—	(221)	—	—	9,818	—	9,818
Redemption of Preferred Stock	(24,037)	(599,039)	—	—	20,727	—	(22,626)	(600,938)	—	(600,938)
Issuance of Common Stock	—	—	22,144	221	594,158	—	—	594,379	—	594,379
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(11,079)	(11,079)
Amortization of share-based compensation cost	—	—	36	—	5,223	—	—	5,223	—	5,223
Exercises of stock options	—	—	2,254	24	48,883	—	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	—	—	—	(54,799)	—	—	(54,799)	1,559	(53,240)
Change in accumulated other comprehensive loss	—	—	—	—	—	3,318	—	3,318	115	3,433
Other, net	—	—	214	2	380	—	(380)	2	4,545	4,547
Net income	—	—	—	—	—	—	132,456	132,456	56,409	188,865
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,353)	(51,353)
Common Stock dividends	—	—	—	—	—	—	(104,006)	(104,006)	—	(104,006)
Preferred Stock dividends	—	—	—	—	—	—	(27,264)	(27,264)	—	(27,264)
Balances at December 31, 2012	1,274	68,114	145,564	1,456	3,712,684	(3,542)	(2,863,287)	915,425	239,469	1,154,894
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(3,085)	(3,085)
Amortization of share-based compensation cost	—	—	33	—	5,915	—	—	5,915	—	5,915
Exercises of stock options	—	—	44	—	993	—	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,805)	—	—	(19,805)	2,130	(17,675)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,060)	—	(1,060)	284	(776)
Other, net	—	—	276	3	1,552	—	—	1,555	693	2,248
Net income	—	—	—	—	—	—	207,290	207,290	24,112	231,402
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59,946)	(59,946)
Common Stock dividends	—	—	—	—	—	—	(140,052)	(140,052)	—	(140,052)
Preferred Stock dividends	—	—	—	—	—	—	(2,804)	(2,804)	—	(2,804)
Balances at December 31, 2013	1,274	$68,114	145,917	$1,459	$3,701,339	$(4,602)	$(2,798,853)	$967,457	$205,287	$1,172,744
See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$237,825	$195,361	$(58,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	291,910	325,173	323,233
Provision for real estate impairment losses	—	6,235	—
Equity in (income) losses of unconsolidated real estate partnerships	(926)	4,408	17,721
Gain on dispositions of unconsolidated real estate and other, net	(1,797)	(21,886)	(2,403)
Income tax benefit	(1,959)	(858)	(5,941)
Share-based compensation expense	5,645	4,871	5,381
Amortization of deferred loan costs and other	4,915	5,044	5,696
Discontinued operations:
Depreciation and amortization	16,372	41,577	72,099
Gain on disposition of real estate	(212,459)	(234,530)	(108,203)
Other adjustments to income from discontinued operations	10,019	27,854	27,088
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	4,592	30,716	8,315
Accounts payable, accrued liabilities and other	(28,541)	(67,138)	(26,003)
Total adjustments	87,771	121,466	316,983
Net cash provided by operating activities	325,596	316,827	258,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(51,291)	(89,716)	(64,976)
Capital expenditures	(350,338)	(270,210)	(200,372)
Proceeds from dispositions of real estate	357,314	484,904	326,853
Purchases of interests in unconsolidated real estate and corporate assets	(10,863)	(7,818)	(15,123)
Purchase of investment in debt securities	—	—	(51,534)
Purchase of West Harlem first mortgage property loans	(119,101)	—	—
Proceeds from repayment of West Harlem property loans and option value	215,517	—	—
Proceeds from sales of and distributions from unconsolidated real estate partnerships	—	31,192	17,095
Changes in restricted cash	3,003	(22,886)	10,306
Other investing activities	20,951	(13,799)	18,245
Net cash provided by investing activities	65,192	111,667	40,494
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	232,965	243,253	927,093
Principal repayments on non-recourse property debt	(472,276)	(447,792)	(1,083,690)
Net borrowings on revolving credit facility	50,400	—	—
Proceeds from issuance of Common Stock	—	594,379	71,942
Redemptions and repurchases of Preferred Stock	—	(600,938)	(36,367)
Proceeds from Common Stock option exercises	993	48,907	1,806
Payment of dividends to holders of Preferred Stock	(2,804)	(37,019)	(49,756)
Payment of dividends to holders of Common Stock	(140,052)	(104,006)	(57,583)
Payment of distributions to noncontrolling interests	(63,766)	(57,849)	(58,413)
Purchases of noncontrolling interests in consolidated real estate partnerships	(16,775)	(57,008)	(14,811)
Other financing activities	(8,135)	(17,074)	(19,793)
Net cash used in financing activities	(419,450)	(435,147)	(319,572)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,662)	(6,653)	(20,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,751	$84,413	$91,066

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$273,635	$294,423	$336,565
Cash paid for income taxes	629	1,056	1,233
Non-cash transactions associated with the acquisition or disposition of real estate:
Secured debt assumed in connection with our acquisition of real estate	14,767	38,779	—
Secured debt assumed by buyer in connection with our disposition of real estate	126,663	208,134	127,494
Secured, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	8,149	15,019	—
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	416	4,553	168

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 21, 2014

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In thousands)

	2013	2012
ASSETS
Buildings and improvements	$6,332,723	$6,014,062
Land	1,881,358	1,857,956
Total real estate	8,214,081	7,872,018
Less accumulated depreciation	(2,822,872)	(2,637,057)
Net real estate ($392,245 and $578,421 related to VIEs)	5,391,209	5,234,961
Cash and cash equivalents ($24,094 and $23,599 related to VIEs)	55,751	84,413
Restricted cash ($36,369 and $38,477 related to VIEs)	127,037	145,585
Notes receivable	3,145	102,897
Other assets ($211,287 and $220,910 related to VIEs)	502,271	543,778
Assets held for sale	—	289,746
Total assets	$6,079,413	$6,401,380
LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt ($355,372 and $477,791 related to VIEs)	$4,337,785	$4,413,083
Revolving credit facility borrowings	50,400	—
Total indebtedness	4,388,185	4,413,083
Accounts payable	43,161	30,747
Accrued liabilities and other ($140,910 and $159,607 related to VIEs)	287,595	313,611
Deferred income	107,775	127,561
Liabilities related to assets held for sale	—	281,438
Total liabilities	4,826,716	5,166,440
Redeemable preferred units	79,953	80,046
Commitments and contingencies (Note 7)	—	—
Partners’ Capital:
Preferred units (Note 11)	68,114	68,114
General Partner and Special Limited Partner	899,343	847,311
Limited Partners	(27,721)	(31,596)
Partners’ capital attributable to the Aimco Operating Partnership	939,736	883,829
Noncontrolling interests in consolidated real estate partnerships	233,008	271,065
Total partners’ capital	1,172,744	1,154,894
Total liabilities and partners’ capital	$6,079,413	$6,401,380

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2013, 2012 and 2011
(In thousands, except per unit data)

	2013	2012	2011
REVENUES:
Rental and other property revenues	$939,231	$916,742	$875,694
Tax credit and asset management revenues	34,822	41,769	38,661
Total revenues	974,053	958,511	914,355
OPERATING EXPENSES:
Property operating expenses	375,672	374,347	376,164
Investment management expenses	4,341	12,008	10,459
Depreciation and amortization	291,910	325,173	323,233
Provision for real estate impairment losses	—	6,235	—
General and administrative expenses	45,708	49,602	50,906
Other expenses, net	7,403	12,130	18,302
Total operating expenses	725,034	779,495	779,064
Operating income	249,019	179,016	135,291
Interest income	16,059	9,890	10,954
Recovery of losses on notes receivable, net	1,884	3,375	509
Interest expense	(237,048)	(229,373)	(272,315)
Equity in income (losses) of unconsolidated real estate partnerships	926	(4,408)	(17,721)
Gain on dispositions of unconsolidated real estate and other, net	1,797	21,886	2,403
Income (loss) before income taxes and discontinued operations	32,637	(19,614)	(140,879)
Income tax benefit	1,959	858	5,941
Income (loss) from continuing operations	34,596	(18,756)	(134,938)
Income from discontinued operations, net	203,229	214,117	78,073
Net income (loss)	237,825	195,361	(56,865)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(12,473)	(51,218)	257
Net income (loss) attributable to the Aimco Operating Partnership	225,352	144,143	(56,608)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(9,227)	(56,384)	(52,535)
Net income attributable to participating securities	(813)	(422)	(222)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$215,312	$87,337	$(109,365)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.29	$(0.60)	$(1.22)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	1.11	1.21	0.36
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$1.40	$0.61	$(0.86)
Weighted average common units outstanding – basic	153,256	142,614	127,681
Weighted average common units outstanding – diluted	153,497	142,614	127,681

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net income (loss)	$237,825	$195,361	$(56,865)
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	1,734	(2,581)	(5,885)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,678	1,673	1,667
Unrealized (losses) gains on debt securities classified as available-for-sale	(4,188)	4,341	(1,509)
Other comprehensive (loss) income	(776)	3,433	(5,727)
Comprehensive income (loss)	237,049	198,794	(62,592)
Comprehensive (income) loss attributable to noncontrolling interests	(12,815)	(51,134)	697
Comprehensive income (loss) attributable to the Aimco Operating Partnership	$224,234	$147,660	$(61,895)

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Non - controlling Interests	Total Partners’ Capital
Balances at December 31, 2010	$657,601	$406,020	$(31,077)	$1,032,544	$291,458	$1,324,002
Issuance of preferred units to Aimco	21,075	(1,085)	—	19,990	—	19,990
Redemption of preferred units held by Aimco	(21,562)	5,196	—	(16,366)	—	(16,366)
Issuance of common partnership units to Aimco	—	71,942	—	71,942	—	71,942
Redemption of partnership units held by non-Aimco partners	—	—	(6,059)	(6,059)	—	(6,059)
Contribution from Aimco related to employee stock purchases, net	—	2,107	—	2,107	—	2,107
Amortization of Aimco share-based compensation	—	5,883	—	5,883	—	5,883
Contributions from noncontrolling interests	—	—	—	—	12,358	12,358
Effect of changes in ownership for consolidated entities and other, net	—	(52,059)	15,736	(36,323)	14,010	(22,313)
Change in accumulated other comprehensive loss	—	(4,784)	(503)	(5,287)	(440)	(5,727)
Net loss	—	(56,137)	(7,154)	(63,291)	(257)	(63,548)
Distributions to noncontrolling interests	—	—	—	—	(46,463)	(46,463)
Distributions to common unitholders	—	(76,112)	(5,264)	(81,376)	—	(81,376)
Distributions to preferred unitholders	—	(49,756)	—	(49,756)	—	(49,756)
Balances at December 31, 2011	657,114	251,215	(34,321)	874,008	270,666	1,144,674
Issuance of preferred units to Aimco	10,039	(221)	—	9,818	—	9,818
Redemption of preferred units held by Aimco	(599,039)	(1,899)	—	(600,938)	—	(600,938)
Issuance of common partnership units to Aimco	—	594,379	—	594,379	—	594,379
Redemption of partnership units held by non-Aimco partners	—	—	(11,079)	(11,079)	—	(11,079)
Amortization of Aimco share-based compensation	—	5,223	—	5,223	—	5,223
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	48,907	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	(54,799)	10,022	(44,777)	(8,463)	(53,240)
Change in accumulated other comprehensive loss	—	3,318	199	3,517	(84)	3,433
Other, net	—	2	4,545	4,547	—	4,547
Net income	—	132,456	5,191	137,647	51,218	188,865
Distributions to noncontrolling interests	—	—	—	—	(45,200)	(45,200)
Distributions to common unitholders	—	(104,006)	(6,153)	(110,159)	—	(110,159)
Distributions to preferred unitholders	—	(27,264)	—	(27,264)	—	(27,264)
Balances at December 31, 2012	68,114	847,311	(31,596)	883,829	271,065	1,154,894
Redemption of partnership units held by non-Aimco partners	—	—	(3,085)	(3,085)	—	(3,085)
Amortization of Aimco share-based compensation	—	5,915	—	5,915	—	5,915
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	993	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	(19,805)	2,635	(17,170)	(505)	(17,675)
Change in accumulated other comprehensive loss	—	(1,060)	(58)	(1,118)	342	(776)
Other, net	—	1,555	386	1,941	307	2,248
Net income	—	207,290	11,639	218,929	12,473	231,402
Distributions to noncontrolling interests	—	—	—	—	(52,304)	(52,304)
Distributions to common unitholders	—	(140,052)	(7,642)	(147,694)	—	(147,694)
Distributions to preferred unitholders	—	(2,804)	—	(2,804)	—	(2,804)
Balances at December 31, 2013	$68,114	$899,343	$(27,721)	$939,736	$233,008	$1,172,744

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$237,825	$195,361	$(56,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	291,910	325,173	323,233
Provision for real estate impairment losses	—	6,235	—
Equity in (income) losses of unconsolidated real estate partnerships	(926)	4,408	17,721
Gain on dispositions of unconsolidated real estate and other, net	(1,797)	(21,886)	(2,403)
Income tax benefit	(1,959)	(858)	(5,941)
Share-based compensation expense	5,645	4,871	5,381
Amortization of deferred loan costs and other	4,915	5,044	5,696
Discontinued operations:
Depreciation and amortization	16,372	41,577	72,099
Gain on disposition of real estate	(212,459)	(234,530)	(108,203)
Other adjustments to income from discontinued operations	10,019	27,854	27,088
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	4,592	30,716	7,016
Accounts payable, accrued liabilities and other	(28,541)	(67,138)	(26,003)
Total adjustments	87,771	121,466	315,684
Net cash provided by operating activities	325,596	316,827	258,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(51,291)	(89,716)	(64,976)
Capital expenditures	(350,338)	(270,210)	(200,372)
Proceeds from dispositions of real estate	357,314	484,904	326,853
Purchases of interests in unconsolidated real estate and corporate assets	(10,863)	(7,818)	(15,123)
Purchase of investment in debt securities	—	—	(51,534)
Purchase of West Harlem first mortgage property loans	(119,101)	—	—
Proceeds from repayment of West Harlem property loans and option value	215,517	—	—
Proceeds from sale of and distributions from real estate partnerships	—	31,192	17,095
Changes in restricted cash	3,003	(22,886)	10,306
Repayment of notes receivable and distributions received from Aimco	—	—	18,798
Other investing activities	20,951	(13,799)	18,245
Net cash provided by investing activities	65,192	111,667	59,292
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	232,965	243,253	927,093
Principal repayments on non-recourse property debt	(472,276)	(447,792)	(1,083,690)
Net borrowings on revolving credit facility	50,400	—	—
Proceeds from issuance of common partnership units to Aimco	—	594,379	71,942
Redemption and repurchase of preferred units from Aimco	—	(600,938)	(36,367)
Proceeds from Aimco Common Stock option exercises	993	48,907	1,806
Payment of distributions to preferred units	(9,227)	(43,515)	(56,439)
Payment of distributions to General Partner and Special Limited Partner	(140,052)	(104,006)	(76,381)
Payment of distributions to Limited Partners	(7,642)	(6,153)	(5,264)
Payment of distributions to noncontrolling interests	(49,701)	(45,200)	(46,466)
Purchases of noncontrolling interests in consolidated real estate partnerships	(16,775)	(57,008)	(14,811)
Other financing activities	(8,135)	(17,074)	(19,793)
Net cash used in financing activities	(419,450)	(435,147)	(338,370)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,662)	(6,653)	(20,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066	111,325
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,751	$84,413	$91,066

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$273,635	$294,423	$336,565
Cash paid for income taxes	629	1,056	1,233
Non-cash transactions associated with the acquisition or disposition of real estate:
Secured debt assumed in connection with our acquisition of real estate	14,767	38,779	—
Secured debt assumed by buyer in connection with our disposition of real estate	126,663	208,134	127,494
Secured, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	8,149	15,019	—
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	416	4,553	168

See notes to consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2013, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 153,837,804 common partnership units and equivalents outstanding. At December 31, 2013, Aimco owned 145,917,387 of the common partnership units (94.9% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2013, we owned an equity interest in 162 conventional apartment communities with 50,486 apartment homes and 74 affordable apartment communities with 10,067 apartment homes. Of these properties, we consolidated 158 conventional apartment communities with 50,344 apartment homes and 58 affordable apartment communities with 8,953 apartment homes. These conventional and affordable apartment communities generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 15) during the year ended December 31, 2013.
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
As of December 31, 2013, we were the primary beneficiary of, and therefore consolidated, 63 VIEs, which owned 49 apartment communities with 7,656 apartment homes. Substantially all of these VIEs are partnerships that operate qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a net book value of $392.2 million collateralized $355.4 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the VIEs discussed above, at December 31, 2013, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 3. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets.

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
Acquisition of Real Estate Assets and Related Depreciation and Amortization
We recognize at fair value the acquisition of apartment communities or interests in partnerships that own apartment communities if the transaction results in consolidation and we expense as incurred most related transaction costs. We allocate the cost of acquired apartment communities to tangible assets and identified intangible assets based on their fair values. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, generally using internal valuation techniques that consider comparable market transactions, discounted cash flow techniques, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar communities. The intangible assets or liabilities related to in-place leases are comprised of:

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

3.
The value associated with vacant apartment homes during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand and stabilized occupancy levels).

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
Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2013, the weighted average depreciable life of our acquired buildings and improvements was approximately 30 years. As discussed below under the Impairment of Long Lived Assets heading, we may adjust depreciation of apartment communities that are expected to be disposed of or demolished prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired apartment communities are depreciated over five years.
At December 31, 2013 and 2012, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $16.9 million and $19.8 million, respectively, which are net of accumulated amortization of $35.9 million and $33.0 million, respectively. During the years ended December 31, 2013, 2012 and 2011, we included amortization of below-market leases of $2.9 million, $3.8 million and $4.3 million, respectively, in rental and other property revenues in our consolidated statements of operations. At December 31, 2013, our below-market leases had a weighted average amortization period of 6.5 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

	2014	2015	2016	2017	2018
Estimated amortization	$2,270	$2,016	$1,757	$1,550	$1,331

Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements, and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use are in progress. This includes when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to property operating expense, as incurred, costs including ordinary repairs, maintenance and resident turnover costs.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is generally 5, 15 or 30 years. All capitalized site payroll and indirect costs are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects.
Certain homogeneous items that are purchased in bulk on a recurring basis, such as carpeting and appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.
For the years ended December 31, 2013, 2012 and 2011, for continuing and discontinued operations, we capitalized to buildings and improvements $17.6 million, $16.6 million and $14.0 million of interest costs, respectively, and $33.2 million, $33.7 million and $29.0 million of other direct and indirect costs, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the apartment community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the apartment property.
Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2012, we recorded a provision for real estate impairment losses of $6.2 million related to apartment communities classified as held for use, and we recorded no such provisions during the years ended December 31, 2013 or 2011.
Discontinued Operations
We classify certain apartment communities and related assets and liabilities as held for sale when they meet certain criteria, as defined in GAAP. The operating results of such apartment communities as well as those communities sold during the periods presented are included in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on apartment communities once they have been classified as held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized. See Note 12 for additional information regarding discontinued operations.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, tax and insurance escrow accounts held by lenders and resident security deposits.

Notes Receivable
At December 31, 2012, our notes receivable were primarily comprised of second mortgages collateralized by apartment communities in New York City, which, as further described in Note 3, were repaid during 2013.
Other Assets
At December 31, 2013 and 2012, other assets was comprised of the following amounts (dollars in thousands):

	2013	2012
Deferred financing costs, net	$36,641	$37,312
Investments in unconsolidated real estate partnerships	16,930	18,753
Investments in securitization trust that holds Aimco property debt	58,408	59,145
Intangible assets, net	50,025	50,322
Deferred tax asset, net (Note 8)	30,353	44,828
Assets related to the legacy asset management business (Note 3)	163,849	176,756
Prepaid expenses, accounts receivable, deposits and other	146,065	156,662
Other assets per consolidated balance sheets	$502,271	$543,778
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
Investments in Unconsolidated Real Estate Partnerships
We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings or losses from unconsolidated real estate partnerships, inclusive of our share of any impairments and disposition gains recognized by and related to such entities.
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
Investments in Securitization Trust that Holds Aimco Property Debt
We hold an investment in the first loss and mezzanine positions in a securitization trust which primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 6 for further information regarding these securities.
Intangible Assets
At December 31, 2013 and 2012, other assets included goodwill associated with our reportable segments of $49.0 million, and at December 31, 2012 assets held for sale included $5.5 million of goodwill allocated to apartment communities sold during 2013. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2013, 2012 or 2011.
During the years ended December 31, 2013, 2012 and 2011, we allocated $5.5 million, $7.5 million and $5.1 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the apartment communities sold or classified as held for sale. The amounts of goodwill allocated to these apartment communities were based on the relative fair values of the apartment communities sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated.
Intangible assets also includes amounts related to in-place leases as discussed under the Acquisition of Real Estate Assets and Related Depreciation and Amortization heading.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. For the years ended December 31, 2013, 2012 and 2011, we capitalized software purchase and development costs totaling $3.3 million, $5.8 million and $12.6 million, respectively. At December 31, 2013 and 2012, other assets included $22.0 million and $27.5 million of net capitalized software, respectively. During the years ended December 31, 2013, 2012 and 2011, we recognized amortization of capitalized software of $8.9 million, $10.0 million and $8.7 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
Noncontrolling Interests in Consolidated Real Estate Partnerships
We report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within consolidated equity and partners’ capital. Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.
The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. However, as discussed in Note 3, we continue to consolidate certain partnerships and apartment communities associated with the legacy asset management business for which the derecognition criteria associated with our sale of the portfolio have not been met. We do not control the execution of sales and other events related to the assets that will lead to the to the liquidation of these partnerships and derecognition of the associated noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships totaled $233.0 million and $271.1 million at December 31, 2013 and 2012, respectively, of which $35.8 million and $57.2 million, respectively, was associated with noncontrolling interests in the legacy asset management business.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2013, 2012 and 2011 is shown in our consolidated statements of equity and partners’ capital and further discussed in Note 3. The effect on our equity and partners' capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our equity and partners’ capital is reflected within the the amount of net income attributable to us and to noncontrolling interests. In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheet.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units, HPUs and preferred OP Units. Within Aimco’s consolidated financial statements, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units and equivalents based on the weighted average number of common partnership units (including those held by Aimco) and equivalents outstanding during the period. During the years ended December 31, 2013, 2012 and 2011, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 5.2%, 5.7% and 6.6%, respectively. Holders of the preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 10 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
Revenue Recognition
Our apartment communities have operating leases with apartment residents with terms averaging 12 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realized or realizable.
Insurance
We believe that our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have insurance coverage for substantial portions of our property, workers’ compensation, health, and general liability exposures. Losses are accrued based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Share-Based Compensation
We recognize all share-based employee compensation, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value and recognize compensation cost, net of forfeitures, ratably over the awards’ requisite service period. See Note 11 for further discussion of our share-based compensation.
Tax Credit Arrangements
We sponsor certain partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less and unaffiliated institutional investors (which we refer to as tax credit investors or investors) acquire the limited partnership interests (at least 99%). At inception, each investor agrees to fund capital contributions to the partnerships and we receive a syndication fee from the partnerships upon the investors’ admission to the partnership.
We have determined that the partnerships in these arrangements are VIEs and, where we are general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we account for these partnerships as wholly-owned subsidiaries, recognizing the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We record these contributions as deferred income in our consolidated balance sheet upon receipt, and we recognize the receipts as revenue in our consolidated statements of operations when our obligation to the investors is relieved upon delivery of the tax benefits.
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
Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment, and we and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. Any taxes imposed on us reduce our operating cash flow and net income.
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets are sold to third parties, impaired or otherwise disposed of for financial reporting purposes. Refer to Note 8 for further information about our income taxes.
Comprehensive Income or Loss
As discussed under the preceding Investments in Available for Sale Securities heading, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, as discussed in Note 6, we recognize changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income or loss for the years ended December 31, 2013, 2012 and 2011, along with the corresponding amounts of such comprehensive income or loss attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, is presented within the accompanying consolidated statements of comprehensive income or loss.
Earnings per Share and Unit
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. See Note 13 for further information regarding earnings per share and unit computations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications and Adjustments
Certain items included in the 2012 and 2011 financial statements have been reclassified to conform to the current presentation, including adjustments for discontinued operations.
Note 3 — Significant Transactions
West Harlem Property Loans
In 2006, we funded $100.1 million of second mortgage loans related to 84 apartment communities containing 1,596 apartment homes and 43 commercial spaces in the West Harlem neighborhood of New York City. We concurrently entered into an agreement with the borrower under which we had the right to purchase the apartment communities and the borrower had the right to require us to purchase the communities upon achievement of certain revenue thresholds. At December 31, 2012, the aggregate carrying amount of these second mortgage loans and the purchase option totaled $110.5 million, and were included in notes receivable and other assets, respectively, in our consolidated balance sheets.
Midway through the year ended December 31, 2013, we purchased at par first mortgage loans secured by the same 84 apartment communities for $119.1 million, the majority of which matured on June 1, 2013. Later in 2013, in accordance with the terms agreed upon when we acquired the first mortgage loans, the borrower repaid for $229.8 million the full amounts due under the first and second mortgage loans, as well as the recognized value of our unexercised option to acquire the apartment communities.
Asset Management Business Disposition
On December 19, 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over the next five years. The notes will be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.

In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized the sale and are accounting for the transaction under the profit sharing method. Under this method, until full payment has been received for the seller-financed notes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets, for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. During the year ended December 31, 2013, we received the first cash payment required under the seller-financed notes.
At December 31, 2013, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 61 apartment communities that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities included in other assets in our consolidated balance sheets are summarized below (in thousands).

	December 31,
	2013	2012
Real estate, net	$120,175	$125,065
Cash and cash equivalents and restricted cash	29,046	31,558
Investment in unconsolidated real estate partnerships	10,817	15,987
Other assets	3,811	4,146
Total assets	$163,849	$176,756

Total indebtedness	$106,032	$107,562
Accrued and other liabilities	19,263	29,422
Total liabilities	125,295	136,984

Noncontrolling interests in consolidated real estate partnerships	35,818	57,208
Equity attributable to Aimco and the Aimco Operating Partnership	2,736	(17,436)
Total liabilities and equity	$163,849	$176,756
Summarized information regarding the Napico portfolio’s results of operations for the year ended December 31, 2013, including any expense we recognize under the profit sharing method, is shown below (in thousands). The net income (before noncontrolling interests) related to Napico is included in gain on dispositions of unconsolidated real estate and other, net, in our consolidated statement of operations.

2013
Revenues	$23,711
Expenses	(21,188)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(748)
Net income related to legacy asset management business	1,775
Income tax expense associated with legacy asset management business	(639)
Noncontrolling interests in consolidated real estate partnerships	21,370
Net income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$22,506
The assets and liabilities related to consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, have been classified within assets held for sale or liabilities related to assets held for sale, and the results of their operations are presented within income from discontinued operations in our consolidated statement of operations and are excluded from the summaries above.
Based on our limited economic ownership in this portfolio, most of the assets and liabilities are allocated to noncontrolling interests and do not significantly affect our consolidated equity or partners’ capital. Additionally, the operating results of this portfolio generally have an insignificant effect on the amounts of income or loss attributable us, except as it relates to the consolidated partnerships within this portfolio that sell their final investments and commence dissolution, which results in the derecognition of all remaining noncontrolling interest balances associated with these partnerships. During 2013, noncontrolling interests in consolidated real estate partnerships reflects a benefit of $20.6 million to Aimco and the Aimco Operating Partnership's share of net income for the derecognition of such noncontrolling interest balances.

We consolidated the majority of these entities in connection with our adoption of a new accounting principle in 2010, and at that time recognized a large cumulative effect of a change in accounting principal charge to our equity and partners' capital. This adjustment represented the cumulative charges to earnings we would have recognized for any distributions or losses allocable to noncontrolling interests in excess of the carrying amount of the associated noncontrolling interest balances had we consolidated these entities from the period of our initial involvement.
Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
Acquisitions of Apartment Communities
During the year ended December 31, 2013, we acquired conventional apartment communities located in La Jolla, CA, Atlanta, GA, and Boston, MA, and during the year ended December 31, 2012, we acquired conventional apartment communities located in San Diego, CA, Manhattan, NY, and Phoenix, AZ. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Year Ended December 31,
	2013	2012
Number of apartment homes	134	614
Acquisition price	$53,575	$126,873
Non-recourse property debt assumed (outstanding principal balance)	12,446	38,819
Non-recourse property debt assumed (fair value)	14,767	43,938
Total fair value allocated to real estate	55,896	130,547
During the year ended December 31, 2011, we acquired a vacant apartment community with 126 apartment homes, located in Marin County, north of San Francisco, California. We are redeveloping this apartment community and expect our total investment in this apartment community to approximate $101 million at its completion in the second half of 2014. During the year ended December 31, 2011, we also acquired noncontrolling interests (approximately 50%) in entities that own four contiguous apartment communities with 142 apartment homes located in La Jolla, California.
Acquisitions of Noncontrolling Interests in Consolidated Real Estate Partnerships
As set forth in the table below (dollars in thousands), during the years ended December 31, 2013, 2012 and 2011, we acquired the remaining noncontrolling limited partner interests in certain consolidated real estate partnerships in which our affiliates serve as the general partner.

	Year Ended December 31,
	2013	2012	2011
Consolidated partnerships in which remaining limited partnership interests were acquired	3	11	12
Number of apartment communities owned by partnerships	5	17	15
Cost of limited partnership interests acquired	$17,900	$50,654	$22,305
Excess of consideration paid over the carrying amount of noncontrolling interests acquired	17,170	44,777	36,260

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
Disposition of Interests in Unconsolidated Real Estate and Other
During the year ended December 31, 2013, the amounts included in gain on dispositions of unconsolidated real estate and other in our consolidated statement of operations primarily related to the legacy asset management business. During the years ended December 31, 2012 and 2011, we recognized $21.9 million and $2.4 million, respectively, in net gains on disposition of interests in unconsolidated real estate. Approximately $15.7 million of the gains recognized during 2012 related to the sale of our interests in two unconsolidated real estate partnerships. The majority of the remainder of the gains recognized in 2012 and substantially all the gains recognized in 2011 related to partnership interests held through the legacy asset management business, in which we had an insignificant economic interest. Accordingly, these gains related to the legacy asset management business were attributed to noncontrolling interests and had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during the years ended December 31, 2012 and 2011.
Note 4 — Investments in Unconsolidated Real Estate Partnerships
At December 31, 2013, 2012 and 2011, we owned general and limited partner interests in unconsolidated real estate partnerships that owned 20, 22 and 123 apartment communities, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. At December 31, 2013, our ownership interests in these unconsolidated real estate partnerships ranged from 5% to 67%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Real estate, net of accumulated depreciation	$88,014	$107,419	$429,780
Total assets	93,242	114,658	472,904
Non-recourse property debt and other notes payable	60,660	122,019	321,236
Total liabilities	64,859	132,767	455,591
Partners’ capital (deficit)	28,383	(18,109)	17,313
Rental and other property revenues	16,268	72,636	114,974
Property operating expenses	(8,470)	(49,331)	(75,934)
Depreciation and amortization	(3,300)	(18,388)	(26,323)
Interest expense	(4,185)	(21,354)	(27,108)
Gain on sale and impairment losses, net	36,212	(4,140)	22,598
Net income (loss)	35,909	(21,108)	6,773
The decrease in the number of unconsolidated apartment communities from 2011 to 2012 was primarily attributed to the sale in December 2012 of the legacy asset management business. Based on the timing of the sale, the results of operations of the unconsolidated apartment communities in this portfolio are included in the table above for 2012 and 2011. Based on our insignificant economic ownership in the legacy asset management business, substantially all of the net equity and results of operations related to the legacy asset management business were attributed to the associated noncontrolling interests.
At December 31, 2013 and 2012, our aggregate recorded investment in unconsolidated partnerships of $16.9 million and $18.7 million, respectively, exceeded our share of the partners’ capital or deficit recognized in the underlying partnerships' financial statements by approximately $1.1 million and $6.9 million, respectively.
Note 5 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt
We finance our apartment communities primarily using long-dated, fixed-rate borrowings, each of which is collateralized by a single apartment community and is non-recourse to us. The following table summarizes our property debt related to assets classified as held for use at December 31, 2013 and 2012 (dollars in thousands):

	Weighted Average Interest Rate	Principal Outstanding
	2013	2013	2012
Fixed rate property debt	5.46%	$4,107,141	$4,181,821
Variable rate property debt	2.92%	13,099	13,443
Total		$4,120,240	$4,195,264
Fixed rate property debt matures at various dates through January 2055. The variable rate property debt matures January 2016. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.

At December 31, 2013, each of our property debt instruments related to apartment communities classified as held for use were secured by one of 186 apartment communities that had an aggregate gross book value of $7,251.1 million.
The following table summarizes our property tax-exempt bond financings related to assets classified as held for use at December 31, 2013 and 2012 (dollars in thousands):

	Weighted Average Interest Rate	Principal Outstanding
	2013	2013	2012
Fixed rate property tax-exempt debt	4.87%	$85,634	$87,220
Variable rate property tax-exempt debt	1.09%	131,911	130,599
Total		$217,545	$217,819
Fixed rate property tax-exempt debt matures at various dates through February 2061. Variable rate property tax-exempt debt matures at various dates through July 2033. Principal and interest on these bonds are generally payable in semi-annual installments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2013, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent may require us to purchase the bonds. We believe that the likelihood of this occurring is remote. At December 31, 2013, our property tax-exempt bonds related to apartment communities classified as held for use were each secured by one of 20 apartment communities that had an aggregate gross book value of $514.2 million.
Our non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2013, we were in compliance with all such covenants.
As of December 31, 2013, the scheduled principal amortization and maturity payments for our non-recourse property debt related to apartment communities in continuing operations are as follows (in thousands):

	Amortization	Maturities	Total
2014	$88,010	$82,192	$170,202
2015	88,424	183,317	271,741
2016	85,380	465,321	550,701
2017	79,223	398,320	477,543
2018	74,232	238,253	312,485
Thereafter			2,555,113
			$4,337,785
Although the majority of our apartment communities are encumbered by property debt, as of December 31, 2013, we had seven unencumbered consolidated apartment communities, which we expect to hold beyond 2014, with an estimated fair value of approximately $380.0 million.
Credit Agreement
We have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which rate varies based on our leverage (initially either at LIBOR, plus 1.875%, or, at our option, Prime plus 0.5%). The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
As of December 31, 2013, we had $50.4 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $505.0 million, net of the outstanding borrowings and $44.6 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 3.75% at December 31, 2013. We had no outstanding borrowings under the Credit Agreement as of December 31, 2012. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Note 6 — Fair Value Measurements
In accordance with GAAP, we are required to measure certain assets and liabilities in our consolidated financial statements at fair value. We are required to classify fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement. Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities we can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs. The classification of fair value measurements is subjective and GAAP requires disclosure of more detailed information regarding fair value measurements classified within the lower levels of the hierarchy.
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2011	$51,693	$(7,012)	$44,681
Investment accretion	3,111	—	3,111
Unrealized losses included in interest expense	—	(48)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,673	1,673
Unrealized gains (losses) included in equity and partners’ capital	4,341	(2,581)	1,760
Fair value at December 31, 2012	$59,145	$(7,968)	$51,177
Investment accretion	3,451	—	3,451
Unrealized losses included in interest expense	—	(48)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,678	1,678
Unrealized (losses) gains included in equity and partners’ capital	(4,188)	1,734	(2,454)
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of December 31, 2013, was approximately 7.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $59.8 million and $56.3 million at December 31, 2013 and 2012, respectively. The amortized cost exceeded the fair value of these investments at December 31, 2013, primarily due to increases in market interest rates and a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of these investments is temporary and we have not recognized any of the loss in value in earnings.
For our variable rate debt, we are sometimes required by limited partners in our consolidated real estate partnerships to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
As of December 31, 2013 and 2012, we had interest rate swaps with aggregate notional amounts of $50.7 million and $51.0 million, respectively. As of December 31, 2013 these swaps had a weighted average remaining term of 7.0 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at December 31, 2013 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

Nonrecurring Fair Value Measurements
During the year ended December 31, 2012, we reduced the aggregate carrying amounts of nine assets classified as held for use or held for sale from $81.8 million to their estimated fair values of $65.8 million, resulting in impairment losses of $16.0 million. During the year ended December 31, 2011, we reduced the aggregate carrying amounts of 19 assets classified as held for sale from $108.2 million to their estimated fair values of $92.3 million, resulting in impairment losses of $15.9 million.
The fair values for the apartment communities we impaired during these periods were based primarily on contract prices for pending sales or expected sales values of the apartment communities. The contract prices were based in part on unobservable inputs classified within Level 3 of the fair value hierarchy, but were also based on observable inputs that can be validated to observable external sources, such as pricing information about widely marketed apartment communities for sale.
The unobservable inputs that are significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the property’s net operating income, or NOI, free cash flow, or FCF, which represents the property’s NOI less capital spending required to maintain the condition of the apartment community, and assumptions about NOI and FCF growth rates and exit values. An FCF internal rate of return, which represents the rate of return generated by the FCF from the apartment community and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 7.39% and 7.87% for the apartment communities impaired during the years ended December 31, 2012 and 2011, respectively.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at December 31, 2013 and 2012, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated debt (including outstanding borrowings under our Credit Agreement and amounts reported in liabilities related to assets held for sale) was approximately $4.5 billion and $5.1 billion at December 31, 2013 and 2012, respectively, as compared to aggregate carrying amounts of $4.4 billion and $4.7 billion, respectively. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have entered into various construction related contracts with commitments totaling approximately $82.6 million, which we expect to incur during the next 12 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Additionally, during September 2013, we entered into an agreement with a third-party developer to construct a 12-story apartment community in Boston, Massachusetts. Pursuant to this agreement, we expect to invest approximately $190 million over the next two and one-half years (approximately $147 million of which is committed) to build 310 luxury apartment homes and approximately 22,000 square feet of commercial space. The site is leased from the Massachusetts Department of Transportation under a 99-year ground lease for a total ground rent of $13.0 million, which we paid at the lease’s commencement. Pursuant to the lease agreement and financing related to the project, we have provided certain guarantees to complete the project.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 12 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on an apartment community, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected apartment communities. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on an apartment community could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of apartment communities, we could potentially be responsible for environmental liabilities or costs associated with our apartment communities or communities we acquire or manage in the future.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2013, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. Approximate minimum annual rental payments under operating leases are as follows (in thousands):

Operating Lease Obligations
2014	$3,249
2015	2,442
2016	2,249
2017	1,985
2018	841
Total	$10,766
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $4.2 million, $4.6 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Partnership differences	$50,290	$29,745
Deferred revenue	25,596	23,139
Capitalized interest	11,424	16,157
Other	49	—
Total deferred tax liabilities	$87,359	$69,041

Deferred tax assets:
Net operating, capital and other loss carryforwards	$62,651	$66,145
Differences in basis of real estate	35,604	33,321
Receivables	440	1,183
Accruals and expenses	9,272	9,398
Tax credit carryforwards	12,905	7,724
Management contracts and other	393	629
Total deferred tax assets	121,265	118,400
Valuation allowance	(3,553)	(4,531)
Net deferred income tax assets	$30,353	$44,828
During the year ended December 31, 2013, we reduced the valuation allowance on a net basis by approximately $1.0 million, largely due to the expiration of tax credit carryforwards that had been fully reserved, with no impact on the effective tax rate.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2013	2012	2011
Balance at January 1	$3,536	$3,917	$4,071
Reductions as a result of a lapse of the applicable statutes	(764)	(684)	—
Additions (reductions) based on tax positions related to prior years and current year excess benefits related to stock-based compensation	99	303	(154)
Balance at December 31	$2,871	$3,536	$3,917
Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2009, and subsequent years and certain of our State income tax returns for the year ended December 31, 2007, and subsequent years are currently subject to examination by the IRS or other taxing authorities. Approximately $2.2 million of unrecognized benefit, if recognized, would affect the effective rate.
On October 25, 2012, the IRS issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership’s 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  On December 20, 2013, the parties agreed on the terms of a settlement of that litigation.  The court ordered the parties to file stipulated decision documents by March 20, 2014, or to file a joint status report.  The settlement regarding the 2006 or 2007 proposed adjustments will not have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. During the years ended December 31, 2013 and 2012, we had cumulatively $0.6 million and $0.5 million, respectively, in excess tax benefits from employee stock option exercises and vested restricted stock awards. None of the excess tax benefits have yet been realized.

Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current:
Federal	$—	$—	$(109)
State	63	1,047	604
Total current	63	1,047	495

Deferred:
Federal	7,621	7,116	(143)
State	1,685	812	(903)
Total deferred	9,306	7,928	(1,046)
Total expense (benefit)	$9,369	$8,975	$(551)
Classification:
Continuing operations	$(1,959)	$(858)	$(5,941)
Discontinued operations	$11,328	$9,833	$5,390
Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and gains or losses on certain apartment community sales that are subject to income tax under section 1374 of the Internal Revenue Code. For the years ended December 31, 2013, 2012 and 2011, we had consolidated income subject to tax of $46.6 million, $19.0 million and $5.0 million, respectively. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income or loss subject to tax	$16,326	35.0%	$6,642	35.0%	$1,756	35.0%
State income tax expense (benefit), net of Federal tax (benefit) expense	1,748	3.7%	1,859	9.8%	(299)	(6.0)%
Effect of permanent differences	(296)	(0.6)%	(256)	(1.3)%	(565)	(11.3)%
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries (1)	(4,272)	(9.2)%	730	3.8%	(1,965)	(39.2)%
Tax credits	(4,137)	(8.9)%	—	—%	—	—%
Increase in valuation allowance	—	—%	—	—%	522	10.4%
	$9,369	20.0%	$8,975	47.3%	$(551)	(11.1)%

(1)
Includes the effect of assets contributed by the Aimco Operating Partnership to TRS entities, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the TRS entity.

Income taxes paid totaled approximately $0.6 million, $1.1 million and $1.2 million, respectively, in the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, we had net operating loss carryforwards, or NOLs, of approximately $150.8 million for income tax purposes that expire in years 2027 to 2032. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our TRS entities. We utilized approximately $15.8 million of NOLs during the year ended December 31, 2013, as a result of taxable gains recognized by our TRS entities. As of December 31, 2013, we had low-income housing and historic tax credit carryforwards of approximately $13.4 million for income tax purposes that expire for the tax years 2017 to 2032. The deferred tax asset related to these credits is approximately $12.9 million.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2013, 2012 and 2011, dividends per share held for the entire year were estimated to be taxable as follows:

	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.17	17.9%	$—	—%	$—	—%
Capital gains	0.13	13.9%	0.35	46.6%	0.12	24.0%
Unrecaptured Section 1250 gain	0.66	68.2%	0.41	53.4%	0.36	76.0%
	$0.96	100.0%	$0.76	100.0%	$0.48	100.0%
We designated the per share amounts above as capital gain dividends in accordance with the requirements under the Code. Additionally, we designated as 2013 capital gain dividends a like portion of preferred dividends.
Note 9 — Aimco Equity
Preferred Stock
At December 31, 2013 and 2012, Aimco had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	Redemption	Annual Dividend Rate Per Share (paid quarterly)	Balance December 31,
	Date (1)		2013	2012
Class Z Cumulative Preferred Stock, 4,800,000 shares authorized and 1,274,243 shares issued/outstanding	7/29/2016	7.00%	$31,114	$31,114
Series A Community Reinvestment Act Preferred Stock, 240 shares authorized and 74 shares issued/outstanding	6/30/2011	(2)	37,000	37,000
Preferred stock per consolidated balance sheets			$68,114	$68,114

(1)	All classes of preferred stock were or are redeemable at our option on and after the dates specified.

(2)
For the period from the date of original issuance through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the Series A Community Reinvestment Act Perpetual Preferred Stock, or CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2013 and 2012 was 1.50% and 1.61%, respectively.

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
During the year end December 31, 2012, Aimco redeemed 24.0 million shares of preferred stock with a weighted average dividend rate of 7.86% for $600.9 million. During the year ended December 31, 2011, Aimco redeemed 0.9 million shares of preferred stock with a dividend rate of 8.00% for $21.6 million. In connection with these redemptions, the Aimco Operating Partnership redeemed from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed by Aimco. In connection with these redemptions, we wrote off previously deferred issuance costs of $20.7 million and $0.8 million, respectively, during the years ended December 31, 2012 and 2011, which is reflected as an adjustment of net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders in the accompanying consolidated statements of operations for such periods.

The following table summarizes our issuances of Class Z Preferred Stock during the years ended December 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011
Number of shares of preferred stock issued	405,090	869,153
Price to public per share	$24.78	$24.25
Underwriting discounts, commissions and transaction costs per share	$0.54	$1.25
Net proceeds per share	$24.24	$23.00
Net proceeds to Aimco	$9,818	$19,990
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$221	$1,085
Aimco contributed the net proceeds from the issuances of Class Z Preferred Stock to the Aimco Operating Partnership in exchange for a number of Class Z Partnership Preferred Units equal to the number of shares issued by Aimco.
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
During the year ended December 31, 2011, Aimco sold 2,914,000 shares of its Common Stock pursuant to an At-The-Market, or ATM, offering program, generating $71.9 million of net proceeds.
Aimco contributed the net proceeds from the sales and issuances of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares sold and issued.
Registration Statements
Pursuant to ATM offering programs active at December 31, 2013, Aimco had the capacity to issue up to 3.5 million additional shares of its Common Stock and up to 3.5 million additional shares of its Class Z Preferred Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units or Class Z Partnership Preferred Units in exchange for the proceeds.
Additionally, Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Note 10 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2013 and 2012, the Aimco Operating Partnership had outstanding Partnership Preferred Units in classes and amounts similar to Aimco’s Preferred Stock discussed in Note 9. All of these classes of Partnership Preferred Units were owned by Aimco during the periods presented.
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
As discussed in Note 9, during the years ended December 31, 2012 and 2011, Aimco completed various Preferred Stock issuances and redemptions. In connection with these issuances and redemptions, the Aimco Operating Partnership issued to Aimco or redeemed from Aimco a corresponding number of Partnership Preferred Units.

Redeemable Partnership Preferred Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as Preferred OP Units. As of December 31, 2013 and 2012, the following classes of Preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Balances
Class of Preferred Units	Percent	Per Unit	2013	2012	2013	2012
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.84%	$0.46	18,589	18,589	465	465
Class Three	7.88%	$1.97	1,354,091	1,357,691	33,852	33,942
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	790,883	790,883	19,772	19,772
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Total			2,926,477	2,930,077	$79,141	$79,231
All of the remaining outstanding classes of Preferred OP Units at December 31, 2013, are redeemable at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock in a value equal to the redemption price.  In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Accordingly, these redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets, based on the expectation that the Aimco Operating Partnership will use cash to settle any redemption of these units. Subject to certain conditions, the Class Four and Class Six preferred OP Units are convertible into common OP Units.
During the years ended December 31, 2013, 2012 and 2011, approximately 3,600, 131,400 and 1,600 preferred OP Units, respectively, were tendered for redemption in exchange for cash, and no preferred OP Units were tendered for redemption in exchange for shares of Aimco Common Stock.
The following table presents a reconciliation of the Aimco Operating Partnership’s redeemable Partnership Preferred Units that were classified within temporary equity in Aimco’s consolidated balance sheets and temporary capital within the Aimco Operating Partnership’s consolidated balance sheets during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands). The redeemable Partnership Preferred Units presented in this reconciliation include the redeemable Preferred OP Units as well as the CRA Preferred Units held by Aimco, which were redeemed by Aimco during 2011.

	2013	2012	2011
Balance at January 1	$80,046	$83,384	$103,428
Preferred distributions	(6,423)	(6,496)	(6,683)
Redemption of preferred units	(93)	(3,338)	(20,044)
Net income	6,423	6,496	6,683
Balance at December 31	$79,953	$80,046	$83,384
Common Partnership Units
In the Aimco Operating Partnership’s consolidated balance sheets, the common partnership units held by Aimco are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital. In Aimco’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in the Aimco Operating Partnership.
Common partnership units held by Aimco are not redeemable. Common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for

Common Stock, Limited Partners’ capital is reduced and the General Partner and Special Limited Partners’ capital is increased. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock.
During the years ended December 31, 2013, 2012 and 2011, the Aimco Operating Partnership acquired the noncontrolling limited partnership interests in certain consolidated real estate partnerships in exchange for cash and the Aimco Operating Partnership’s issuance of approximately 21,500, 184,000 and 6,900 common OP Units, respectively.
During the years ended December 31, 2013, 2012 and 2011, approximately 105,000, 416,000 and 237,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
HPUs
At December 31, 2013 and 2012, the Aimco Operating Partnership had outstanding 2,339,950 HPUs. The holders of HPUs may redeem these units commencing after December 31, 2016, on the basis of one HPU for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, at Aimco’s option. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of common OP Units. The HPUs are classified within permanent capital as part of Limited Partners’ capital in the Aimco Operating Partnership’s consolidated balance sheets, and within permanent equity as part of common noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated balance sheets.
Repayment of Notes Receivable from Aimco
As of December 31, 2010, the Aimco Operating Partnership had notes receivable from Aimco that it received in exchange for the sale of certain apartment communities to Aimco in December 2000. The notes bore interest at 5.7% per annum and had original principal amounts of $10.1 million. During the year ended December 31, 2011, Aimco repaid the then outstanding $18.5 million of outstanding principal and interest due on these notes, using its share of proceeds from a $19.7 million, or $0.15 per unit, special distribution the Aimco Operating Partnership declared and paid to holders of common partnership units and HPUs on that date.
Note 11 — Share-Based Compensation
We have a stock award and incentive plan to attract and retain officers, key employees and independent directors. Our plan reserves for issuance a maximum of 4.4 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under our plan. At December 31, 2013, there were approximately 1.0 million shares available to be granted under our plan. Our plan is administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant. The term of the options is generally 10 years from the date of grant and the options typically vest over a period of four years from the date of grant. Restricted stock awards typically vest over a period of four years.
The following table summarizes activity for our outstanding stock options for the years ended December 31, 2013, 2012 and 2011 (numbers of options in thousands):

	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,045	$28.39	6,809	$26.47	7,733	$26.53
Exercised	(44)	22.52	(2,253)	21.75	(203)	8.99
Forfeited	(10)	27.82	(1,511)	29.66	(721)	32.09
Outstanding at end of year	2,991	$28.48	3,045	$28.39	6,809	$26.47
Exercisable at end of year	2,991	$28.48	2,841	$29.79	6,146	$27.50
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding and exercisable at December 31, 2013, had an aggregate intrinsic value of $3.6 million and a weighted average remaining contractual term of 3.0 years. The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011, was $0.3 million, $10.9 million and $3.0 million respectively.

The following table summarizes activity for restricted stock awards for the years ended December 31, 2013, 2012 and 2011 (numbers of shares in thousands):

	2013		2012		2011
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	526	$22.69	463	$21.53	544	$19.36
Granted	253	27.86	241	24.31	290	25.59
Vested	(204)	21.81	(178)	21.86	(243)	24.31
Forfeited	—	—	—	—	(128)	16.16
Unvested at end of year	575	$25.28	526	$22.69	463	$21.53
The aggregate fair value of shares that vested during the years ended December 31, 2013, 2012 and 2011 was $5.7 million, $4.4 million and $6.1 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $5.9 million, $5.3 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts, $0.3 million, $0.4 million and $0.5 million, respectively, were capitalized. At December 31, 2013, total unvested compensation cost not yet recognized was $8.6 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years.
Note 12 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations apartment communities that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the 2012 and 2011 statements of operations and the 2012 balance sheets.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale, including whether we expect to sell such apartment communities within 12 months. Additionally, certain apartment communities that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of apartment communities that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2013, we had no apartment communities classified as held for sale. At December 31, 2012, after adjustments to classify as held for sale apartment communities that were sold during the year ended December 31, 2013, we had 29 apartment communities with an aggregate of 6,953 apartment homes classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2012, are as follows (in thousands):

December 31, 2012
Real estate, net	$279,653
Other assets	10,093
Assets held for sale	$289,746

Non-recourse property debt	$278,538
Other liabilities	2,900
Liabilities related to assets held for sale	$281,438
During the years ended December 31, 2013, 2012 and 2011, we sold 29, 75 and 67 consolidated apartment communities with an aggregate of 6,953, 11,232 and 10,912 apartment homes, respectively. For each of the periods presented, discontinued operations includes the results of operations for the periods prior to the date of disposition for all apartment communities sold as of December 31, 2013.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Rental and other property revenues	$62,152	$140,634	$226,623
Property operating expenses	(30,695)	(62,781)	(111,549)
Depreciation and amortization	(16,372)	(41,577)	(72,099)
Recovery of (provision for) real estate impairment losses	16	(17,452)	(20,246)
Operating income	15,101	18,824	22,729
Interest income	343	568	1,561
Interest expense	(13,346)	(29,972)	(49,030)
Income (loss) before gain on dispositions of real estate and income tax	2,098	(10,580)	(24,740)
Gain on dispositions of real estate	212,459	234,530	108,203
Income tax expense	(11,328)	(9,833)	(5,390)
Income from discontinued operations, net	$203,229	$214,117	$78,073
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(31,842)	(41,633)	(32,231)
Income from discontinued operations attributable to the Aimco Operating Partnership	$171,387	$172,484	45,842
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(9,248)	(10,238)	(3,147)
Income from discontinued operations attributable to Aimco	$162,139	$162,246	$42,695
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $16.5 million, $16.5 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.

Note 13 — Earnings (Loss) per Share/Unit
Aimco
The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$34,596	$(18,756)	$(136,237)
Loss (income) from continuing operations attributable to noncontrolling interests	10,555	(11,034)	36,455
Income attributable to preferred stockholders	(2,804)	(49,888)	(45,852)
Income attributable to participating securities	(813)	(422)	(222)
Income (loss) from continuing operations attributable to Aimco common stockholders	$41,534	$(80,100)	$(145,856)
Income from discontinued operations	$203,229	$214,117	$78,073
Income from discontinued operations attributable to noncontrolling interests	(41,090)	(51,871)	(35,378)
Income from discontinued operations attributable to Aimco common stockholders	$162,139	$162,246	$42,695
Net income (loss)	$237,825	$195,361	$(58,164)
Net (income) loss attributable to noncontrolling interests	(30,535)	(62,905)	1,077
Net income attributable to preferred stockholders	(2,804)	(49,888)	(45,852)
Net income attributable to participating securities	(813)	(422)	(222)
Net income (loss) attributable to Aimco common stockholders	$203,673	$82,146	$(103,161)
Denominator:
Weighted average common shares outstanding – basic	145,291	134,479	119,312
Dilutive potential common shares	241	—	—
Weighted average common shares outstanding – diluted	145,532	134,479	119,312
Earnings (loss) per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.29	$(0.60)	$(1.22)
Income from discontinued operations attributable to Aimco common stockholders	1.11	1.21	0.36
Net income (loss) attributable to Aimco common stockholders	$1.40	$0.61	$(0.86)
Dividends declared per common share	$0.96	$0.76	$0.48

The Aimco Operating Partnership
The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit data):

	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$34,596	$(18,756)	$(134,938)
Loss (income) from continuing operations attributable to noncontrolling interests	19,369	(9,585)	32,488
Income attributable to the Partnership’s preferred unitholders	(9,227)	(56,384)	(52,535)
Income attributable to participating securities	(813)	(422)	(222)
Income (loss) from continuing operations attributable to the Partnership’s common unitholders	$43,925	$(85,147)	$(155,207)
Income from discontinued operations	$203,229	$214,117	$78,073
Income from discontinued operations attributable to noncontrolling interests	(31,842)	(41,633)	(32,231)
Income from discontinued operations attributable to the Partnership’s common unitholders	$171,387	$172,484	$45,842
Net income (loss)	$237,825	$195,361	$(56,865)
Net (income) loss attributable to noncontrolling interests	(12,473)	(51,218)	257
Net income attributable to the Partnership’s preferred unitholders	(9,227)	(56,384)	(52,535)
Net income attributable to participating securities	(813)	(422)	(222)
Net income (loss) attributable to the Partnership’s common unitholders	$215,312	$87,337	$(109,365)
Denominator:
Weighted average common units outstanding – basic	153,256	142,614	127,681
Dilutive potential common units	241	—	—
Weighted average common units outstanding – diluted	153,497	142,614	127,681
Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Partnership’s common unitholders	$0.29	$(0.60)	$(1.22)
Income from discontinued operations attributable to the Partnership’s common unitholders	1.11	1.21	0.36
Net income (loss) attributable to the Partnership’s common unitholders	$1.40	$0.61	$(0.86)
Distributions declared per unit	$0.96	$0.76	$0.63
Distributions declared per unit during the year ended December 31, 2011, includes a special distribution of $0.15 per unit which is discussed further in Note 10.
Aimco and the Aimco Operating Partnership
As of December 31, 2013, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the year ended December 31, 2013, and accordingly has been included in the denominator for calculating diluted earnings per share and unit for this period. These securities have been excluded from the earnings (loss) per share or unit computations for the years ended December 31, 2012 and 2011, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.6 million, 0.5 million and 0.5 million at December 31, 2013, 2012 and 2011, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
As discussed in Note 10, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash or at its option, shares of Common Stock. As of December 31, 2013, these preferred OP Units were potentially redeemable for approximately 3.1 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we expect these securities to be excluded from earnings (loss) per share or unit computations in future periods.
Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for 2013 and 2012 is provided below (in thousands, except per share amounts).

	Quarter (1)
2013	First	Second	Third	Fourth
Total revenues	$237,504	$241,744	$243,943	$250,862
Total operating expenses	(184,864)	(183,033)	(179,430)	(177,707)
Operating income	52,640	58,711	64,513	73,155
(Loss) income from continuing operations	(1,662)	2,477	6,977	26,804
Income from discontinued operations, net	4,495	4,502	72,433	121,799
Net income	2,833	6,979	79,410	148,603
Net income attributable to Aimco common stockholders	$5,050	$10,107	$66,268	$122,037
Earnings (loss) per common share - basic and diluted:
(Loss) income from continuing operations attributable to Aimco common stockholders	$(0.01)	$0.01	$0.04	$0.25
Net income attributable to Aimco common stockholders	$0.03	$0.07	$0.46	$0.84
Weighted average common shares outstanding - basic	145,169	145,321	145,334	145,341
Weighted average common shares outstanding - diluted	145,169	145,674	145,563	145,499

	Quarter (1)
2012	First	Second	Third	Fourth
Total revenues	$231,748	$236,085	$242,973	$247,705
Total operating expenses	(199,743)	(190,343)	(197,071)	(192,338)
Operating income	32,005	45,742	45,902	55,367
(Loss) income from continuing operations	(26,294)	(5,670)	5,369	7,839
Income from discontinued operations, net	36,941	39,801	47,966	89,409
Net income	10,647	34,131	53,335	97,248
Net (loss) income attributable to Aimco common stockholders	$(10,609)	$523	$24,163	$67,928
Loss per common share - basic and diluted:
Loss from continuing operations attributable to Aimco common stockholders	$(0.30)	$(0.25)	$(0.07)	$(0.01)
Net (loss) income attributable to Aimco common stockholders	$(0.09)	$—	$0.17	$0.47
Weighted average common shares outstanding - basic and diluted	120,526	127,395	144,959	145,035

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for 2013 and 2012 is provided below (in thousands, except per share amounts).

	Quarter (1)
2013	First	Second	Third	Fourth
Total revenues	$237,504	$241,744	$243,943	$250,862
Total operating expenses	(184,864)	(183,033)	(179,430)	(177,707)
Operating income	52,640	58,711	64,513	73,155
(Loss) income from continuing operations	(1,662)	2,477	6,977	26,804
Income from discontinued operations, net	4,495	4,502	72,433	121,799
Net income	2,833	6,979	79,410	148,603
Net income attributable to the Partnership’s common unitholders	$5,347	$10,682	$70,064	$129,008
Earnings (loss) per common unit - basic and diluted:
(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(0.01)	$0.01	$0.04	$0.25
Net income attributable to the Partnership’s common unitholders	$0.03	$0.07	$0.46	$0.84
Weighted average common units outstanding - basic	153,169	153,294	153,287	153,276
Weighted average common units outstanding - diluted	153,169	153,647	153,516	153,434

	Quarter (1)
2012	First	Second	Third	Fourth
Total revenues	$231,748	$236,085	$242,973	$247,705
Total operating expenses	(199,743)	(190,343)	(197,071)	(192,338)
Operating income	32,005	45,742	45,902	55,367
(Loss) income from continuing operations	(26,294)	(5,670)	5,369	7,839
Income from discontinued operations, net	36,941	39,801	47,966	89,409
Net income	10,647	34,131	53,335	97,248
Net (loss) income attributable to the Partnership’s common unitholders	$(11,346)	$578	$25,774	$72,190
Loss per common unit - basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.25)	$(0.07)	$(0.01)
Net (loss) income attributable to the Partnership’s common unitholders	$(0.09)	$—	$0.17	$0.47
Weighted average common units outstanding - basic and diluted	128,729	135,622	152,997	153,107

(1)	Certain reclassifications have been made to 2013 and 2012 quarterly amounts to conform to the full year 2013 presentation, primarily related to treatment of discontinued operations.
Note 15 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 162 apartment communities with 50,486 apartment homes at December 31, 2013. Our affordable real estate operations consisted of 74 apartment communities with 10,067 apartment homes at December 31, 2013, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our operating decision maker, uses proportionate property net operating income to asses the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we manage.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2013:
Rental and other property revenues (2)	$803,242	$98,713	$37,201	$75	$939,231
Tax credit and asset management revenues	—	—	—	34,822	34,822
Total revenues	803,242	98,713	37,201	34,897	974,053
Property operating expenses (2)	285,062	39,717	13,406	37,487	375,672
Investment management expenses	—	—	—	4,341	4,341
Depreciation and amortization (2)	—	—	—	291,910	291,910
General and administrative expenses	—	—	—	45,708	45,708
Other expenses, net	—	—	—	7,403	7,403
Total operating expenses	285,062	39,717	13,406	386,849	725,034
Operating income (loss)	518,180	58,996	23,795	(351,952)	249,019
Other items included in continuing operations	—	—	—	(214,423)	(214,423)
Income (loss) from continuing operations	$518,180	$58,996	$23,795	$(566,375)	$34,596

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2012:
Rental and other property revenues (2)	$761,876	$97,135	$57,251	$480	$916,742
Tax credit and asset management revenues	—	—	—	41,769	41,769
Total revenues	761,876	97,135	57,251	42,249	958,511
Property operating expenses (2)	274,414	38,932	23,562	37,439	374,347
Investment management expenses	—	—	—	12,008	12,008
Depreciation and amortization (2)	—	—	—	325,173	325,173
Provision for real estate impairment losses (2)	—	—	—	6,235	6,235
General and administrative expenses	—	—	—	49,602	49,602
Other expenses, net	—	—	—	12,130	12,130
Total operating expenses	274,414	38,932	23,562	442,587	779,495
Operating income (loss)	487,462	58,203	33,689	(400,338)	179,016
Other items included in continuing operations	—	—	—	(197,772)	(197,772)
Income (loss) from continuing operations	$487,462	$58,203	$33,689	$(598,110)	$(18,756)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Year Ended December 31, 2011:
Rental and other property revenues (2)	$724,866	$94,007	$55,627	$1,194	$875,694
Tax credit and asset management revenues	—	—	—	38,661	38,661
Total revenues	724,866	94,007	55,627	39,855	914,355
Property operating expenses (2)	263,969	37,096	22,140	52,959	376,164
Investment management expenses	—	—	—	10,459	10,459
Depreciation and amortization (2)	—	—	—	323,233	323,233
General and administrative expenses	—	—	—	50,906	50,906
Other expenses, net	—	—	—	18,302	18,302
Total operating expenses	263,969	37,096	22,140	455,859	779,064
Operating income (loss)	460,897	56,911	33,487	(416,004)	135,291
Other items included in continuing operations (3)	—	—	—	(271,528)	(271,528)
Income (loss) from continuing operations	$460,897	$56,911	$33,487	$(687,532)	$(136,237)

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated apartment communities and the results of consolidated apartment communities that we do not manage, which are excluded from our measurement of segment performance but included in the related consolidated amounts, and our share of the results of operations of our unconsolidated real estate partnerships that we manage, which are included in our measurement of segment performance but excluded from the related consolidated amounts.

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

(3)
In addition to the other items included in continuing operations presented in the table for the year ending December 31, 2011, the Aimco Operating Partnership recognized $1.3 million of interest income on its notes receivable from Aimco. These notes were repaid by Aimco during the three months ended December 31, 2011.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	2013	2012
Conventional	$4,793,472	$4,837,236
Affordable	382,091	466,678
Proportionate adjustments (1)	428,376	634,858
Corporate and other assets	475,474	462,608
Total consolidated assets	$6,079,413	$6,401,380

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated apartment communities, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

For the years ended December 31, 2013, 2012 and 2011, capital additions related to our conventional segment totaled $365.3 million, $252.3 million and $191.6 million, respectively, and capital additions related to our affordable segment totaled $10.7 million, $19.8 million and $15.6 million, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(In Thousands Except Apartment Home Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2013
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Apartment Communities:
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$6,494	$2,664	$25,309	$27,973	$(11,077)	$16,896	$25,955
118-122 West 23rd Street	High Rise	Jun-12	New York, NY	1987	42	14,985	23,459	3,942	14,985	27,401	42,386	(1,366)	41,020	19,493
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,281	752	318	4,281	1,070	5,351	(452)	4,899	2,520
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	12,066	4,535	2,442	12,067	6,976	19,043	(2,546)	16,497	7,435
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	19,123	3,300	2,608	19,123	5,908	25,031	(2,075)	22,956	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	4,352	1,450	1,556	4,352	3,006	7,358	(957)	6,401	2,963
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	3,366	3,785	1,266	3,366	5,051	8,417	(1,423)	6,994	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	7,356	3,335	1,649	7,356	4,984	12,340	(1,768)	10,572	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	4,318	4,504	1,706	4,318	6,210	10,528	(1,810)	8,718	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	10,417	6,964	4,642	10,417	11,606	22,023	(4,017)	18,006	9,362
236-238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,820	2,914	2,097	8,820	5,011	13,831	(1,737)	12,094	12,000
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,495	1,866	1,449	8,494	3,316	11,810	(1,131)	10,679	6,155
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,109	12,140	8,646	68,109	20,786	88,895	(6,290)	82,605	27,704
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,601	1,726	772	2,601	2,498	5,099	(652)	4,447	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,070	17,518	17,374	19,071	34,891	53,962	(5,106)	48,856	19,337
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,680	1,006	418	2,681	1,423	4,104	(523)	3,581	2,055
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,678	1,609	543	5,678	2,152	7,830	(1,282)	6,548	2,512
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,372	2,224	1,229	6,372	3,453	9,825	(1,368)	8,457	3,780
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	57,241	65,506	72,777	57,240	138,284	195,524	(71,918)	123,606	113,022
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,982	608	458	1,982	1,066	3,048	(416)	2,632	1,456
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	25,553	7,101	4,506	25,552	11,608	37,160	(3,634)	33,526	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,163	1,002	387	3,163	1,389	4,552	(457)	4,095	2,396
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,282	2,168	775	6,282	2,943	9,225	(1,170)	8,055	4,097
707 Leahy	Garden	Apr-07	Redwood City, CA	1973	110	15,444	7,909	4,936	15,444	12,845	28,289	(4,621)	23,668	9,601
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,562	12,037	28,070	3,562	40,107	43,669	(23,536)	20,133	18,154
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	3,217	12,023	8,376	3,217	20,399	23,616	(10,525)	13,091	9,398
Auburn Glen (5)	Garden	Dec-06	Jacksonville, FL	1974	251	7,670	8,191	4,075	7,670	6,562	14,232	(4,201)	10,031	9,271
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	2,173	3,525	11,218	14,743	(5,537)	9,206	11,601
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	6,979	22,680	48,826	71,506	(12,557)	58,949	45,252
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,262	40,713	5,719	3,262	46,432	49,694	(15,956)	33,738	30,740
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	19,944	35,945	12,775	19,944	48,720	68,664	(19,082)	49,582	33,252
Bluffs at Pacifica, The	Garden	Oct-06	Pacifica, CA	1963	64	8,108	4,132	13,692	8,108	17,824	25,932	(7,878)	18,054	5,963
Boston Lofts	High Rise	Apr-01	Denver, CO	1/1/1890	158	3,446	20,589	6,072	3,447	26,660	30,107	(12,087)	18,020	16,948
Boulder Creek	Garden	Jul-94	Boulder, CO	1973	221	754	7,730	18,580	755	26,309	27,064	(14,011)	13,053	8,771
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	29,407	41,244	27,142	29,407	68,386	97,793	(31,926)	65,867	55,083
Broadway Lofts	High Rise	Sep-12	San Diego, CA	1909	84	5,367	14,442	760	5,367	15,202	20,569	(724)	19,845	10,194
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,499	9,693	8,317	18,010	(2,607)	15,403	10,033
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	8,707	4,867	32,324	37,191	(13,704)	23,487	42,239
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	50,873	11,708	124,207	135,915	(58,397)	77,518	46,590
Canterbury Green	Garden	Dec-99	Fort Wayne, IN	1970	1,988	13,659	73,115	24,041	13,659	97,156	110,815	(54,409)	56,406	50,629
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,508	6,601	6,160	7,508	12,761	20,269	(6,305)	13,964	10,091

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2013
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	5,039	10,562	2,902	5,039	13,464	18,503	(4,092)	14,411	8,820
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	17,029	761	22,247	23,008	(17,854)	5,154	7,479
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	3,022	582	7,212	7,794	(3,605)	4,189	12,910
Charlesbank Apartment Homes	Mid Rise	Sep-13	Watertown, MA	2012	44	3,399	11,726	23	3,399	11,749	15,148	(114)	15,034	8,500
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,338	14,299	6,812	12,338	21,111	33,449	(10,199)	23,250	17,238
Chestnut Hill Village	Garden	Apr-00	Philadelphia, PA	1963	821	6,469	49,316	48,831	6,469	98,147	104,616	(57,443)	47,173	56,368
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,040	8,108	1,243	2,040	9,351	11,391	(3,382)	8,009	16,156
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,799	15,903	2,403	34,702	37,105	(21,537)	15,568	23,048
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1/1/1880	59	35,527	9,450	4,598	35,527	14,048	49,575	(7,973)	41,602	27,843
Creekside	Garden	Jan-00	Denver, CO	1974	328	3,189	12,698	5,479	3,189	18,177	21,366	(10,358)	11,008	12,424
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1985	130	15,765	10,215	14,427	15,765	24,642	40,407	(16,813)	23,594	23,694
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1987	400	5,910	30,830	30,750	5,910	61,580	67,490	(26,139)	41,351	41,472
Evanston Place	High Rise	Dec-97	Evanston, IL	1990	189	3,232	25,546	6,229	3,232	31,775	35,007	(14,147)	20,860	20,628
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	10,119	11,763	25,293	37,056	(13,304)	23,752	16,027
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,161	32,239	39,410	240,961	32,239	280,371	312,610	(116,869)	195,741	112,970
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,379	17,199	18,160	2,379	35,359	37,738	(19,850)	17,888	8,644
Foxchase	Garden	Dec-97	Alexandria, VA	1940	2,113	15,496	96,062	32,317	15,496	128,379	143,875	(64,462)	79,413	246,181
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	2,038	12,351	15,206	27,557	(5,775)	21,782	9,692
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,057	867	4,577	4,924	9,501	(2,449)	7,052	3,246
Grand Pointe	Garden	Dec-99	Columbia, MD	1972	325	2,714	16,771	5,401	2,715	22,171	24,886	(10,457)	14,429	15,695
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	28,836	2,303	29,549	31,852	(17,513)	14,339	9,377
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,495	1,055	9,060	10,115	(5,391)	4,724	7,236
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,170	1,382	1,039	10,552	11,591	(5,920)	5,671	7,468
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,513	1,832	10,054	11,886	(5,867)	6,019	8,781
Hidden Cove	Garden	Jul-98	Escondido, CA	1983	334	3,043	17,616	7,508	3,043	25,124	28,167	(12,839)	15,328	29,073
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,849	6,530	6,257	12,849	12,787	25,636	(6,137)	19,499	10,864
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	35,862	47,216	24,470	35,862	71,686	107,548	(34,664)	72,884	70,250
Hillmeade	Garden	Nov-94	Nashville, TN	1986	288	2,872	16,070	10,594	2,872	26,664	29,536	(14,712)	14,824	17,073
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,887	6,377	1,868	8,887	8,245	17,132	(3,011)	14,121	4,807
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	8,445	17,859	21,594	39,453	(9,435)	30,018	—
Hunter's Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	3,113	7,935	11,028	18,963	(4,729)	14,234	15,350
Hunters Glen	Garden	Oct-99	Plainsboro, NJ	1976	896	8,778	47,259	42,658	8,779	89,916	98,695	(63,437)	35,258	64,358
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,731	14,927	3,373	4,731	18,300	23,031	(4,815)	18,216	14,028
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	24,523	15,801	5,200	24,523	21,001	45,524	(8,904)	36,620	31,184
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	14,010	18,027	42,664	60,691	(23,271)	37,420	61,169
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	6,262	1,526	13,312	14,838	(8,036)	6,802	10,287
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	32,029	5,840	59,966	65,806	(38,230)	27,576	27,808
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,111	11,862	15,823	2,111	27,685	29,796	(18,631)	11,165	14,459
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	16,140	3,459	25,243	28,702	(17,149)	11,553	29,452
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	2,429	12,181	326	2,430	12,506	14,936	(6,132)	8,804	13,332
Lincoln Place (5)	Garden	Oct-04	Venice, CA	1951	696	128,332	10,439	242,465	44,197	252,904	297,101	(3,581)	293,520	134,869
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,335	16,370	23,999	2,335	40,369	42,704	(25,788)	16,916	21,201
Los Arboles	Garden	Sep-97	Chandler, AZ	1986	232	1,662	9,504	2,847	1,662	12,351	14,013	(6,212)	7,801	7,687
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	69,834	53,438	32,554	69,834	85,992	155,826	(42,448)	113,378	90,240
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,597	16,141	29,362	2,598	45,502	48,100	(29,535)	18,565	31,143
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	7,545	—	74,406	74,406	(27,789)	46,617	1,904
Meadow Creek	Garden	Jul-94	Boulder, CO	1968	332	1,435	24,533	5,717	1,435	30,250	31,685	(15,049)	16,636	22,643
Merrill House	High Rise	Jan-00	Falls Church, VA	1964	159	1,836	10,831	6,790	1,836	17,621	19,457	(7,737)	11,720	18,514

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2013
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,325	21,939	3,318	34,325	25,257	59,582	(6,919)	52,663	33,438
Oak Park Village	Garden	Oct-00	Lansing, MI	1972	618	10,048	16,771	6,025	10,048	22,796	32,844	(13,482)	19,362	—
Ocean House on Prospect	Mid Rise	Apr-13	La Jolla, CA	1970	60	12,528	18,805	455	12,528	19,260	31,788	(480)	31,308	14,583
Pacific Bay Vistas (5)	Garden	Mar-01	San Bruno, CA	1987	308	28,694	62,460	23,061	22,994	85,520	108,514	(2,482)	106,032	58,108
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,970	6,579	3,452	12,970	10,031	23,001	(4,280)	18,721	12,135
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	48,362	125,464	21,929	48,362	147,393	195,755	(52,213)	143,542	117,943
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	72,578	136,503	13,319	72,578	149,822	222,400	(50,189)	172,211	122,992
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	130	647	3,516	6,452	647	9,968	10,615	(6,693)	3,922	6,026
Park & 12th	Mid Rise	Jul-13	Atlanta, GA	2012	30	2,793	6,662	14	2,793	6,676	9,469	(103)	9,366	6,185
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,472	47,301	126,690	10,472	173,991	184,463	(44,061)	140,402	—
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	2,572	12,051	13,434	2,572	25,485	28,057	(12,418)	15,639	10,180
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	3,055	386	5,889	6,275	(3,478)	2,797	8,642
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	9,664	19,595	24,502	44,097	(8,827)	35,270	18,345
Peachtree Park	Garden	Jan-96	Atlanta, GA	1969	303	4,684	11,713	12,566	4,683	24,280	28,963	(12,092)	16,871	8,155
Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	18,412	2,651	32,072	34,723	(21,784)	12,939	15,276
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,442	18,734	985	3,443	19,718	23,161	(12,555)	10,606	12,066
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	8,030	5,225	2,393	8,030	7,618	15,648	(3,733)	11,915	12,654
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	4,124	6,035	2,216	4,125	8,250	12,375	(3,597)	8,778	9,117
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,773	19,443	18,613	3,773	38,056	41,829	(16,587)	25,242	22,637
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	4,587	1,883	11,299	13,182	(6,609)	6,573	5,683
Preserve at Marin	Mid Rise	Aug-11	Corte Madera, CA	1964	126	18,179	30,132	38,133	18,179	68,265	86,444	—	86,444	39,795
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,707	8,661	61,082	10,060	8,661	71,142	79,803	(25,852)	53,951	33,314
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	2,566	3,455	19,723	23,178	(10,593)	12,585	22,352
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	5,004	15,988	18,688	34,676	(9,086)	25,590	30,374
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,795	18,650	4,810	18,795	23,460	42,255	(7,819)	34,436	23,169
River Club,The	Garden	Apr-05	Edgewater, NJ	1998	266	30,579	30,638	3,051	30,579	33,689	64,268	(11,350)	52,918	33,049
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	28,203	2,120	39,490	41,610	(15,355)	26,255	15,272
Riverside	High Rise	Apr-00	Alexandria ,VA	1973	1,222	10,493	65,474	86,890	10,492	152,365	162,857	(102,559)	60,298	117,689
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,430	8,060	3,806	12,430	11,866	24,296	(4,720)	19,576	17,230
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	5,316	22,433	29,411	51,844	(15,768)	36,076	35,878
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,230	45,562	9,315	68,231	54,876	123,107	(32,003)	91,104	39,468
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	6,772	25,178	35,558	60,736	(17,052)	43,684	33,393
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,807	17,229	51,292	54,036	105,328	(22,860)	82,468	58,306
Runaway Bay	Garden	Oct-00	Lantana, FL	1987	404	5,935	16,052	8,712	5,934	24,765	30,699	(11,783)	18,916	20,647
San Melia	Garden	Mar-12	Phoenix, AZ	1998	488	16,631	55,679	5,018	16,631	60,697	77,328	(3,999)	73,329	31,570
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,732	4,112	13,960	24,844	38,804	(11,433)	27,371	24,985
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,475	17,756	11,075	49,474	28,832	78,306	(11,197)	67,109	46,867
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,200	57,198	16,755	18,200	73,953	92,153	(39,732)	52,421	64,844
Signal Pointe	Garden	Oct-99	Winter Park, FL	1969	368	2,392	11,358	26,388	2,392	37,746	40,138	(25,480)	14,658	17,884
Signature Point	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,795	2,810	20,374	23,184	(8,635)	14,549	8,329
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	3,292	5,587	10,576	16,163	(2,868)	13,295	13,406
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,858	3,241	7,952	11,193	(4,339)	6,854	9,906
Stafford	High Rise	Oct-02	Baltimore, MD	1/1/1889	96	562	4,033	4,029	562	8,062	8,624	(5,261)	3,363	4,053
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	4,954	3,675	21,065	24,740	(9,981)	14,759	—
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1961	537	8,871	55,365	30,746	8,871	86,111	94,982	(44,305)	50,677	72,940
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	6,216	13,593	15,563	29,156	(8,445)	20,711	—
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	4,224	23,491	8,856	4,223	32,348	36,571	(19,640)	16,931	17,596
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	8,846	15,198	30,875	46,073	(9,871)	36,202	25,955

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2013
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,536	9,773	6,406	1,536	16,179	17,715	(9,181)	8,534	15,443
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	38,188	3,268	56,951	60,219	(39,046)	21,173	32,241
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,748	10,089	984	4,749	11,072	15,821	(3,667)	12,154	5,610
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,136	610	17,162	17,772	(14,534)	3,238	—
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,476	4,861	2,465	7,476	7,326	14,802	(3,799)	11,003	11,617
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	3,463	15,787	10,256	3,463	26,043	29,506	(16,217)	13,289	18,552
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,240	38,222	13,191	10,240	51,413	61,653	(28,814)	32,839	45,689
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,860	33,956	54,761	4,860	88,717	93,577	(56,918)	36,659	—
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,630	48,871	4,909	8,630	53,780	62,410	(21,127)	41,283	23,480
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,951	3,334	804	8,285	9,089	(3,657)	5,432	11,201
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	29,110	28,101	3,145	29,110	31,246	60,356	(19,908)	40,448	38,596
Waterways Village	Garden	Jun-97	Aventura, FL	1994	180	4,504	11,064	4,413	4,504	15,477	19,981	(7,725)	12,256	3,983
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,920	11,347	1,808	7,920	13,155	21,075	(3,211)	17,864	12,664
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,349	17,939	1,165	6,349	19,104	25,453	(9,139)	16,314	11,036
Willow Bend	Garden	May-98	Rolling Meadows, IL	1969	328	2,717	15,437	25,531	2,717	40,968	43,685	(27,326)	16,359	18,715
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	19,610	24,960	37,200	62,160	(24,444)	37,716	42,602
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	131	2,110	2,944	131	5,054	5,185	(2,680)	2,505	—
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	5,040	4,279	21,010	25,289	(8,724)	16,565	18,580
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	1,305	798	4,962	5,760	(3,776)	1,984	—
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,362	32,214	8,198	31,363	40,411	71,774	(11,061)	60,713	49,106
Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1971	364	3,055	18,162	32,723	3,055	50,885	53,940	(20,295)	33,645	31,516
Total Conventional Apartment Communities					50,344	1,923,523	3,215,827	2,327,334	1,833,694	5,537,450	7,371,144	(2,424,839)	4,946,305	3,941,913

Affordable Apartment Communities:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,338	29,770	20,865	1,338	50,635	51,973	(25,568)	26,405	23,289
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	405	3,314	2,310	405	5,624	6,029	(2,186)	3,843	4,000
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	582	15,265	17,474	582	32,739	33,321	(18,342)	14,979	11,993
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,094	7,044	6,687	1,093	13,732	14,825	(5,802)	9,023	6,995
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,814	6,411	13,777	1,813	20,189	22,002	(12,276)	9,726	10,401
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,847	505	7,464	7,969	(5,299)	2,670	4,051
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885-01-01	118	716	2,886	3,789	716	6,675	7,391	(3,321)	4,070	1,892
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,686	500	9,700	10,200	(4,431)	5,769	4,526
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	383	8,373	5,529	383	13,902	14,285	(11,949)	2,336	5,321
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	459	5,553	3,514	459	9,067	9,526	(5,253)	4,273	5,490
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,957	675	10,673	11,348	(5,276)	6,072	6,095
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,848	368	355	5,216	5,571	(2,636)	2,935	2,803
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	177	5,264	267	176	5,532	5,708	(3,828)	1,880	1,944
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	378	2,091	3,038	378	5,129	5,507	(1,419)	4,088	1,007
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,304	1,540	550	17,844	18,394	(10,087)	8,307	13,099
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	549	5,973	3,613	549	9,586	10,135	(3,455)	6,680	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	1,287	914	2,835	3,749	(941)	2,808	3,096
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	800	3,136	5,769	800	8,905	9,705	(4,623)	5,082	3,493
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,337	9,358	8,585	1,338	17,942	19,280	(6,655)	12,625	16,000
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,866	19,567	17,716	1,866	37,283	39,149	(22,769)	16,380	18,053
La Vista	Garden	Jan-06	Concord, CA	1981	75	581	4,449	4,296	581	8,745	9,326	(2,805)	6,521	5,155
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	886	7,445	8,262	886	15,707	16,593	(6,631)	9,962	9,891
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	187	14,050	7,424	187	21,474	21,661	(7,857)	13,804	11,035
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	390	3,859	653	391	4,511	4,902	(2,697)	2,205	—

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2013
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	896	2,360	5,211	896	7,571	8,467	(3,348)	5,119	2,067
Newberry Park	Garden	Dec-97	Chicago, IL	1995	84	1,380	7,632	445	1,380	8,077	9,457	(3,466)	5,991	6,946
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,510	14,334	16,870	2,510	31,204	33,714	(21,833)	11,881	17,943
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	521	5,520	1,085	521	6,605	7,126	(2,848)	4,278	1,995
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,442	326	592	1,768	2,360	(1,732)	628	99
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	293	596	3,258	3,854	(2,555)	1,299	100
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	705	6,327	10,151	705	16,478	17,183	(12,130)	5,053	8,918
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,426	23,257	20,458	3,427	43,714	47,141	(22,403)	24,738	18,797
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,415	1,905	—	17,320	17,320	(7,504)	9,816	7,475
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,229	2,631	3,573	1,229	6,204	7,433	(3,061)	4,372	3,048
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	666	2,647	1,685	667	4,331	4,998	(2,702)	2,296	2,433
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	598	4,931	3,539	598	8,470	9,068	(2,845)	6,223	3,565
Round Barn Manor	Garden	Mar-02	Champaign, IL	1979	156	810	5,134	5,946	810	11,080	11,890	(2,923)	8,967	4,592
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	234	5,770	11,859	234	17,629	17,863	(7,881)	9,982	4,540
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	439	7,110	12,822	440	19,931	20,371	(8,834)	11,537	11,998
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,476	19,071	19,256	1,476	38,327	39,803	(24,049)	15,754	19,371
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	1,352	2,770	3,850	1,352	6,620	7,972	(5,412)	2,560	2,867
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	107	1,025	349	107	1,374	1,481	(1,062)	419	420
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	122	1,920	486	122	2,406	2,528	(1,145)	1,383	1,852
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	381	4,930	391	382	5,320	5,702	(2,534)	3,168	2,794
Tamarac Pines Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	363	2,775	3,845	363	6,620	6,983	(3,358)	3,625	3,878
Tamarac Pines Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	266	3,195	4,248	266	7,443	7,709	(3,830)	3,879	4,201
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,997	5,848	6,754	1,997	12,602	14,599	(9,098)	5,501	6,517
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	13,782	872	20,609	21,481	(7,952)	13,529	7,126
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	9,925	702	22,126	22,828	(8,836)	13,992	17,494
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	3,576	21,226	21,634	3,576	42,860	46,436	(14,213)	32,223	24,714
Verdes Del Oriente	Garden	Jan-10	San Pedro, CA	1976	113	1,139	7,044	55	1,139	7,099	8,238	(3,151)	5,087	4,984
Villas of Mount Dora (5)	Garden	Jan-10	Mt. Dora, FL	1979	70	322	1,828	290	328	1,585	1,913	(995)	918	1,480
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	7,772	704	—	8,476	8,476	(2,554)	5,922	6,823
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	826	5,608	5,505	826	11,113	11,939	(4,487)	7,452	5,445
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	582	11,169	6,814	582	17,983	18,565	(12,831)	5,734	3,630
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	219	3,151	2,760	219	5,911	6,130	(3,150)	2,980	2,114
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,662	300	7,734	8,034	(2,268)	5,766	3,515
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	320	3,875	4,569	321	8,443	8,764	(4,937)	3,827	3,402
Total Affordable Apartment Communities					8,953	46,966	420,636	359,300	46,975	779,400	826,375	(398,033)	428,342	395,872
Other (6)					—	689	15,873	—	689	15,873	16,562	—	16,562	—
Total					59,297	$1,971,178	$3,652,336	$2,686,634	$1,881,358	$6,332,723	$8,214,081	$(2,822,872)	$5,391,209	$4,337,785

(1) Date we acquired the apartment property or first consolidated the partnership which owns the apartment community.
(2) For 2008 and prior periods, costs to acquire the noncontrolling interest’s share of our consolidated real estate partnerships were capitalized as part of the initial cost.
(3) Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/apartment community.
(4) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.7 billion at December 31, 2013.
(5) The current carrying value of the apartment community reflects an impairment loss recognized during the current period or prior periods.
(6) Other includes land parcels and development costs.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	2013	2012	2011
Real Estate Balance at beginning of year	$8,333,419	$8,917,137	$9,468,165
Additions during the year:
Acquisitions	66,058	131,374	44,681
Capital additions	376,038	272,103	207,263
Deductions during the year:
Casualty and other write-offs (1)	(98,489)	(62,589)	(192,542)
Reclassification of real estate included in sale of asset management business (Note 3)	—	(160,420)	—
Sales	(462,945)	(764,186)	(610,430)
Balance at end of year	$8,214,081	$8,333,419	$8,917,137
Accumulated Depreciation Balance at beginning of year	$2,820,765	$2,872,190	$2,934,912
Additions during the year:
Depreciation	288,666	353,414	382,213
Deductions during the year:
Casualty and other write-offs (1)	(92,775)	(46,869)	(173,941)
Reclassification of real estate included in sale of asset management business (Note 3)	—	(33,394)	—
Sales	(193,784)	(324,576)	(270,994)
Balance at end of year	$2,822,872	$2,820,765	$2,872,190

(1)	Includes the write-off of fully depreciated assets totaling $91.9 million, $38.7 million and $165.9 million, during the years ended December 31, 2013, 2012 and 2011, respectively.