Form 10-Q
period 2014-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2014-05-02
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of May 1, 2014: 146,099,689

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2014, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of March 31, 2014, owned a 94.9% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.1% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,342,221	$6,332,723
Land	1,867,270	1,881,358
Total real estate	8,209,491	8,214,081
Less accumulated depreciation	(2,840,071)	(2,822,872)
Net real estate ($385,853 and $392,245 related to VIEs)	5,369,420	5,391,209
Cash and cash equivalents ($22,943 and $24,094 related to VIEs)	38,402	55,751
Restricted cash ($38,135 and $36,369 related to VIEs)	160,816	127,037
Other assets ($210,762 and $211,286 related to VIEs)	514,514	505,416
Total assets	$6,083,152	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($354,084 and $355,372 related to VIEs)	$4,284,763	$4,337,785
Revolving credit facility borrowings	110,060	50,400
Total indebtedness	4,394,823	4,388,185
Accounts payable	35,795	43,161
Accrued liabilities and other ($142,014 and $140,910 related to VIEs)	289,615	287,595
Deferred income	102,347	107,775
Total liabilities	4,822,580	4,826,716
Preferred noncontrolling interests in Aimco Operating Partnership	79,121	79,953
Commitments and contingencies (Note 6)	—	—
Equity:
Perpetual Preferred Stock	58,114	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 146,099,689 and 145,917,387 shares issued/outstanding at March 31, 2014 and December 31, 2013, respectively	1,461	1,459
Additional paid-in capital	3,700,369	3,701,339
Accumulated other comprehensive loss	(4,503)	(4,602)
Distributions in excess of earnings	(2,772,345)	(2,798,853)
Total Aimco equity	983,096	967,457
Noncontrolling interests in consolidated real estate partnerships	223,806	233,008
Common noncontrolling interests in Aimco Operating Partnership	(25,451)	(27,721)
Total equity	1,181,451	1,172,744
Total liabilities and equity	$6,083,152	$6,079,413

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Rental and other property revenues	$240,136	$230,252
Tax credit and asset management revenues	8,788	7,252
Total revenues	248,924	237,504

OPERATING EXPENSES
Property operating expenses	99,270	93,868
Investment management expenses	1,252	1,433
Depreciation and amortization	70,307	75,716
General and administrative expenses	10,532	11,779
Other expense, net	2,390	2,069
Total operating expenses	183,751	184,865
Operating income	65,173	52,639
Interest income, net	1,729	6,414
Interest expense	(55,641)	(58,345)
Other, net	(1,979)	(2,266)
Income (loss) before income taxes, discontinued operations and gain on dispositions	9,282	(1,558)
Income tax benefit (expense)	2,758	(105)
Income (loss) from continuing operations	12,040	(1,663)
Income from discontinued operations, net	—	4,496
Gain on dispositions of real estate, net of tax	69,492	—
Net income	81,532	2,833
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(11,389)	4,962
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,605)	(1,606)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(3,611)	(297)
Net (income) loss attributable to noncontrolling interests	(16,605)	3,059
Net income attributable to Aimco	64,927	5,892
Net income attributable to Aimco preferred stockholders	(454)	(702)
Net income attributable to participating securities	(239)	(140)
Net income attributable to Aimco common stockholders	$64,234	$5,050
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 7):
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.44	$(0.01)
Income from discontinued operations attributable to Aimco common stockholders	—	0.04
Net income attributable to Aimco common stockholders	$0.44	$0.03
Weighted average common shares outstanding – basic	145,473	145,169
Weighted average common shares outstanding – diluted	145,681	145,169
Dividends declared per common share	$0.26	$0.24

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$81,532	$2,833
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(761)	176
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	426	420
Unrealized gains (losses) on debt securities classified as available-for-sale	467	(1,708)
Other comprehensive income (loss)	132	(1,112)
Comprehensive income	81,664	1,721
Comprehensive (income) loss attributable to noncontrolling interests	(16,636)	3,049
Comprehensive income attributable to Aimco	$65,028	$4,770

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,532	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,307	75,716
Gain on dispositions of real estate, net of tax	(69,492)	—
Discontinued operations	—	1,448
Other adjustments	3,425	277
Net changes in operating assets and operating liabilities	(30,971)	(31,382)
Net cash provided by operating activities	54,801	48,892
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(12,870)	(896)
Capital expenditures	(94,242)	(66,064)
Proceeds from dispositions of real estate	100,082	2,898
Purchases of corporate assets	(1,799)	(2,029)
Change in restricted cash	(28,511)	(8,993)
Other investing activities	(8,749)	1,515
Net cash used in investing activities	(46,089)	(73,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	39,530	81,658
Principal repayments on non-recourse property debt	(62,381)	(104,183)
Net borrowings on revolving credit facility	59,660	49,200
Repurchase of Preferred Stock	(9,500)	—
Proceeds from Common Stock option exercises	21	983
Payment of dividends to holders of Preferred Stock	(696)	(702)
Payment of dividends to holders of Common Stock	(37,970)	(34,996)
Payment of distributions to noncontrolling interests	(24,636)	(15,702)
Other financing activities	9,911	13,564
Net cash used in financing activities	(26,061)	(10,178)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,349)	(34,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,402	$49,558

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,342,221	$6,332,723
Land	1,867,270	1,881,358
Total real estate	8,209,491	8,214,081
Less accumulated depreciation	(2,840,071)	(2,822,872)
Net real estate ($385,853 and $392,245 related to VIEs)	5,369,420	5,391,209
Cash and cash equivalents ($22,943 and $24,094 related to VIEs)	38,402	55,751
Restricted cash ($38,135 and $36,369 related to VIEs)	160,816	127,037
Other assets ($210,762 and $211,286 related to VIEs)	514,514	505,416
Total assets	$6,083,152	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($354,084 and $355,372 related to VIEs)	$4,284,763	$4,337,785
Revolving credit facility borrowings	110,060	50,400
Total indebtedness	4,394,823	4,388,185
Accounts payable	35,795	43,161
Accrued liabilities and other ($142,014 and $140,910 related to VIEs)	289,615	287,595
Deferred income	102,347	107,775
Total liabilities	4,822,580	4,826,716
Redeemable preferred units	79,121	79,953
Commitments and contingencies (Note 6)	—	—
Partners’ Capital:
Preferred units	58,114	68,114
General Partner and Special Limited Partner	924,982	899,343
Limited Partners	(25,451)	(27,721)
Partners’ capital attributable to the Aimco Operating Partnership	957,645	939,736
Noncontrolling interests in consolidated real estate partnerships	223,806	233,008
Total partners’ capital	1,181,451	1,172,744
Total liabilities and partners’ capital	$6,083,152	$6,079,413

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Rental and other property revenues	$240,136	$230,252
Tax credit and asset management revenues	8,788	7,252
Total revenues	248,924	237,504

OPERATING EXPENSES
Property operating expenses	99,270	93,868
Investment management expenses	1,252	1,433
Depreciation and amortization	70,307	75,716
General and administrative expenses	10,532	11,779
Other expense, net	2,390	2,069
Total operating expenses	183,751	184,865
Operating income	65,173	52,639
Interest income, net	1,729	6,414
Interest expense	(55,641)	(58,345)
Other, net	(1,979)	(2,266)
Income (loss) before income taxes, discontinued operations and gain on dispositions	9,282	(1,558)
Income tax benefit (expense)	2,758	(105)
Income (loss) from continuing operations	12,040	(1,663)
Income from discontinued operations, net	—	4,496
Gain on dispositions of real estate, net of tax	69,492	—
Net income	81,532	2,833
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(11,389)	4,962
Net income attributable to the Aimco Operating Partnership	70,143	7,795
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,059)	(2,308)
Net income attributable to participating securities	(239)	(140)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$67,845	$5,347
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 7):
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.44	$(0.01)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	—	0.04
Net income attributable to the Aimco Operating Partnership’s common unitholders	$0.44	$0.03
Weighted average common units outstanding – basic	153,329	153,169
Weighted average common units outstanding – diluted	153,537	153,169
Distributions declared per common unit	$0.26	$0.24

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$81,532	$2,833
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(761)	176
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	426	420
Unrealized gains (losses) on debt securities classified as available-for-sale	467	(1,708)
Other comprehensive income (loss)	132	(1,112)
Comprehensive income	81,664	1,721
Comprehensive (income) loss attributable to noncontrolling interests	(11,415)	4,890
Comprehensive income attributable to the Aimco Operating Partnership	$70,249	$6,611

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,532	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,307	75,716
Gain on dispositions of real estate, net of tax	(69,492)	—
Discontinued operations	—	1,448
Other adjustments	3,425	277
Net changes in operating assets and operating liabilities	(30,971)	(31,382)
Net cash provided by operating activities	54,801	48,892
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(12,870)	(896)
Capital expenditures	(94,242)	(66,064)
Proceeds from dispositions of real estate	100,082	2,898
Purchases of corporate assets	(1,799)	(2,029)
Change in restricted cash	(28,511)	(8,993)
Other investing activities	(8,749)	1,515
Net cash used in investing activities	(46,089)	(73,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	39,530	81,658
Principal repayments on non-recourse property debt	(62,381)	(104,183)
Net borrowings on revolving credit facility	59,660	49,200
Repurchase of Preferred Units from Aimco	(9,500)	—
Proceeds from Aimco Common Stock option exercises	21	983
Payment of distributions to Preferred Units	(2,301)	(2,308)
Payment of distributions to General Partner and Special Limited Partner	(37,970)	(34,996)
Payment of distributions to Limited Partners	(2,032)	(1,921)
Payment of distributions to noncontrolling interests	(20,999)	(12,175)
Other financing activities	9,911	13,564
Net cash used in financing activities	(26,061)	(10,178)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,349)	(34,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,402	$49,558

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At March 31, 2014, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,911,534 common partnership units and equivalents outstanding. At March 31, 2014, Aimco owned 146,099,689 of the common partnership units (94.9% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2014, we owned an equity interest in 161 conventional apartment communities with 49,314 apartment homes and 72 affordable apartment communities with 9,680 apartment homes. Of these, we consolidated 157 conventional apartment communities with 49,172 apartment homes and 56 affordable apartment communities with 8,566 apartment homes. These conventional and affordable apartment communities generated 91% and 9%, respectively, of our proportionate property net operating income (as defined in Note 8) during the three months ended March 31, 2014.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2013, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013. Certain 2013 financial statement amounts have been reclassified to conform to the 2014 and full year 2013 presentation, including adjustments for discontinued operations reported through December 31, 2013. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
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
As of March 31, 2014, we were the primary beneficiary of, and therefore consolidated, 63 VIEs, which owned 49 apartment communities with 7,656 apartment homes. Substantially all these VIEs are partnerships that operate qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $385.9 million collateralized $354.1 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at March 31, 2014, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2013 to March 31, 2014 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2013	$79,953
Distributions to preferred unitholders	(1,605)
Redemption of preferred units and other	(832)
Net income	1,605
Balance, March 31, 2014	$79,121

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2013 to March 31, 2014 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2013	$967,457	$233,008	$(27,721)	$1,172,744
Contributions	—	458	—	458
Repurchase of preferred stock	(9,500)	—	—	(9,500)
Preferred stock dividends	(696)	—	—	(696)
Common dividends and distributions	(37,970)	(20,999)	(2,032)	(61,001)
Redemptions of common OP Units	—	—	(2,921)	(2,921)
Amortization of stock-based compensation cost	1,753	—	—	1,753
Stock option exercises	21	—	—	21
Effect of changes in ownership for consolidated entities	(3,575)	(76)	3,607	(44)
Change in accumulated other comprehensive loss	101	26	5	132
Other	578	—	—	578
Net income	64,927	11,389	3,611	79,927
Balance, March 31, 2014	$983,096	$223,806	$(25,451)	$1,181,451
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2013 to March 31, 2014 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2013	$939,736
Repurchase of Preferred Units from Aimco	(9,500)
Distributions to preferred units held by Aimco	(696)
Distributions to common units held by Aimco	(37,970)
Distributions to common units held by Limited Partners	(2,032)
Redemption of common OP Units	(2,921)
Amortization of Aimco stock-based compensation cost	1,753
Common OP Units issued to Aimco in connection with Aimco stock option exercises	21
Effect of changes in ownership for consolidated entities	32
Change in accumulated other comprehensive loss	106
Other	578
Net income	68,538
Balance, March 31, 2014	$957,645
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

Note 3 — Disposals and Discontinued Operations
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 revised the definition of, and the requirements for reporting, a "discontinued operation." Specifically, ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if their disposal represents a “strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”
For public companies, ASU 2014-08 is generally required to be applied prospectively to disposals of components of an entity or classifications as held for sale of components of an entity that occur in annual periods commencing after December 15, 2014; however, we elected to adopt ASU 2014-08 effective January 1, 2014, as permitted by the transition provisions, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.
Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally do not meet the requirements for reporting within discontinued operations. During the three months ended March 31, 2014, we sold five apartment communities with an aggregate of 1,606 apartment homes. Based on our prospective application of the revised discontinued operation definition, the results of operations for the three months ended March 31, 2014 and 2013, for these apartment communities is reflected within income from continuing operations in our condensed consolidated statements of operations. These apartment communities did not generate a significant amount of income (before gain on dispositions) prior to their sale during the three months ended March 31, 2014. The sale of these apartment communities resulted in a gain on disposition of real estate, net of tax, of $69.5 million for the three months ended March 31, 2014, which is reflected below income from discontinued operations within our condensed consolidated statements of operations. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $5.8 million for dispositions during the three months ended March 31, 2014.
In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For years ended December 31, 2013 or earlier, and interim periods within those years, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. During the three months ended March 31, 2013, we sold three apartment communities with an aggregate of 66 apartment homes, and during the year ended December 31, 2013, we sold 29 consolidated apartment communities with an aggregate of 6,953 apartment homes. The results of operations for the three months ended March 31, 2013, for those apartment communities sold as of December 31, 2013, and gains related to apartment communities sold during the three months ended March 31, 2013, are included in discontinued operations and are summarized below, along with the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests (in thousands).

Three Months Ended March 31, 2013
Rental and other property revenues	$18,620
Property operating expenses	(8,553)
Depreciation and amortization	(4,880)
Recovery of real estate impairment losses	227
Operating income	5,414
Interest income	78
Interest expense	(4,201)
Income before gain on dispositions of real estate and income tax	1,291
Gain on dispositions of real estate	3,329
Income tax expense	(124)
Income from discontinued operations, net	$4,496
Loss from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	2,217
Income from discontinued operations attributable to the Aimco Operating Partnership	6,713
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(316)
Income from discontinued operations attributable to Aimco	$6,397

The gain on dispositions for the three months ended March 31, 2013, is net of incremental direct costs incurred in connection with the transactions, including $0.3 million of prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities sold. For periods prior to our adoption of ASU 2014-08, we classified interest expense related to property debt within discontinued operations when the related apartment community was sold or classified as held for sale.
In connection with sales of apartment communities during the three months ended March 31, 2014 and 2013, the purchasers assumed approximately $29.8 million and $2.1 million, respectively, of non-recourse property debt.
Note 4 — Other Significant Transactions
Asset Management Business Disposition
In December 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over several years. The notes will be repaid from the operation and liquidation of the portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized the sale and are accounting for the transaction under the profit sharing method. Until full payment has been received for the seller-financed notes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets, for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. To date we have received all required payments under the seller-financed notes.
At March 31, 2014, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 60 apartment communities that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Real estate, net	$118,583	$120,175
Cash and cash equivalents and restricted cash	30,334	29,046
Investment in unconsolidated real estate partnerships	10,335	10,817
Other assets	3,700	3,811
Total assets	$162,952	$163,849

Total indebtedness	$106,971	$106,032
Accrued and other liabilities	18,833	19,263
Total liabilities	$125,804	$125,295

Noncontrolling interests in consolidated real estate partnerships	34,945	35,818
Equity attributable to Aimco and the Aimco Operating Partnership	2,203	2,736
Total liabilities and equity	$162,952	$163,849
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net loss related to Napico (before noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended March 31,
	2014	2013
Revenues	$5,675	$5,447
Expenses	(5,201)	(5,664)
Equity loss of unconsolidated entities, gains or losses on dispositions and other, net	(1,994)	(2,489)
Net loss related to legacy asset management business	(1,520)	(2,706)
Income tax benefit (expense) associated with legacy asset management business	70	(26)
Loss allocated to noncontrolling interests in consolidated real estate partnerships	899	2,682
Net losses of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$(551)	$(50)

The results of operations for the consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, are presented within income from discontinued operations in our consolidated statement of operations for the three months ended March 31, 2013, and are excluded from the summary above.
Based on our limited economic ownership in this portfolio, most of the assets and liabilities are allocated to noncontrolling interests and do not significantly affect our consolidated equity and partners’ capital. Additionally, the operating results of this portfolio generally have an insignificant effect on the amounts of income or loss attributable to us. Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2012	$59,145	$(7,968)	$51,177
Investment accretion included in interest income	830	—	830
Unrealized losses included in interest expense	—	(12)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	420	420
Unrealized (losses) gains included in equity and partners’ capital	(1,708)	176	(1,532)
Fair value at March 31, 2013	$58,267	$(7,384)	$50,883

Fair value at December 31, 2013	58,408	(4,604)	53,804
Investment accretion included in interest income	920	—	920
Unrealized losses included in interest expense	—	(12)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	426	426
Unrealized gains (losses) included in equity and partners’ capital	467	(761)	(294)
Fair value at March 31, 2014	$59,795	$(4,951)	$54,844
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold the most subordinate position in the securitization, along with several mezzanine positions. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of March 31, 2014, was approximately 7.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $60.7 million and $59.8 million at March 31, 2014 and December 31, 2013, respectively. The amortized cost exceeded the fair value of the most subordinate position at March 31, 2014, primarily due to increases in market interest rates and a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate position is temporary and we have not recognized any of the loss in value in earnings.
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

As of March 31, 2014 and December 31, 2013, we had interest rate swaps with aggregate notional amounts of $50.6 million and $50.7 million, respectively. As of March 31, 2014, these swaps had a weighted average remaining term of 6.8 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at March 31, 2014, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2014 and December 31, 2013, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated debt (including outstanding borrowings under our revolving credit facility) was approximately $4.6 billion and $4.5 billion at March 31, 2014 and December 31, 2013, respectively, as compared to aggregate carrying amounts of $4.4 billion and $4.4 billion, respectively. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have entered into various construction related contracts. Additionally, pursuant to financing and/or other arrangements on our One Canal Street, Lincoln Place, Pacific Bay Vistas and The Preserve at Marin projects we are contractually obligated to complete the planned activities. As of March 31, 2014, our commitments related to these capital activities totaled approximately $302.1 million, over half of which we expect to incur during the next 12 months. We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
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
Income Taxes
On October 25, 2012, the Internal Revenue Service issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership’s 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  On December 20, 2013, the parties agreed on the terms of a settlement of that litigation. The parties are in the process of documenting that settlement. The settlement regarding the 2006 or 2007 proposed adjustments will not have any material effect on our unrecognized tax benefits, financial condition or results of operations.
On March 19, 2014, the Internal Revenue Service notified the Aimco Operating Partnership of its intent to audit the 2011 and 2012 tax years.  We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2014, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$12,040	$(1,663)
Gain on dispositions of real estate, net of tax	69,492	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(16,605)	1,158
Income attributable to preferred stockholders	(454)	(702)
Income attributable to participating securities	(239)	(140)
Income (loss) from continuing operations attributable to Aimco common stockholders	$64,234	$(1,347)
Income from discontinued operations	$—	$4,496
Loss from discontinued operations attributable to noncontrolling interests	—	1,901
Income from discontinued operations attributable to Aimco common stockholders	$—	$6,397
Net income	$81,532	$2,833
Net (income) loss attributable to noncontrolling interests	(16,605)	3,059
Net income attributable to preferred stockholders	(454)	(702)
Net income attributable to participating securities	(239)	(140)
Net income attributable to Aimco common stockholders	$64,234	$5,050
Denominator:
Weighted average common shares outstanding – basic	145,473	145,169
Dilutive potential common shares	208	—
Weighted average common shares outstanding – diluted	145,681	145,169
Earnings (loss) per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.44	$(0.01)
Income from discontinued operations attributable to Aimco common stockholders	—	0.04
Net income attributable to Aimco common stockholders	$0.44	$0.03

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three months ended March 31, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$12,040	$(1,663)
Gain on dispositions of real estate, net of tax	69,492	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(11,389)	2,745
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,059)	(2,308)
Income attributable to participating securities	(239)	(140)
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$67,845	$(1,366)
Income from discontinued operations	$—	$4,496
Loss from discontinued operations attributable to noncontrolling interests	—	2,217
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$6,713
Net income	$81,532	$2,833
Net (income) loss attributable to noncontrolling interests	(11,389)	4,962
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,059)	(2,308)
Net income attributable to participating securities	(239)	(140)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$67,845	$5,347
Denominator:
Weighted average common units outstanding – basic	153,329	153,169
Dilutive potential common units	208	—
Weighted average common units outstanding – diluted	153,537	153,169
Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.44	$(0.01)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	—	0.04
Net income attributable to the Aimco Operating Partnership’s common unitholders	$0.44	$0.03
Aimco and the Aimco Operating Partnership
As of March 31, 2014, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three months ended March 31, 2014, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. These securities have been excluded from the earnings (loss) per share or unit computations for the three months ended March 31, 2013, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million and 0.6 million at March 31, 2014 and 2013, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit. As of March 31, 2014, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.1 million and were potentially redeemable for approximately 2.6 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings (loss) per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 161 apartment communities with 49,314 apartment homes at March 31, 2014. Our affordable real estate operations consisted of 72 apartment communities with 9,680 apartment homes at March 31, 2014, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three months ended March 31, 2014 and 2013 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2014:
Rental and other property revenues (3)	$204,314	$24,243	$8,865	$2,714	$240,136
Tax credit and asset management revenues	—	—	—	8,788	8,788
Total revenues	204,314	24,243	8,865	11,502	248,924
Property operating expenses (3)	73,751	10,576	3,242	11,701	99,270
Investment management expenses	—	—	—	1,252	1,252
Depreciation and amortization (3)	—	—	—	70,307	70,307
General and administrative expenses	—	—	—	10,532	10,532
Other expense, net	—	—	—	2,390	2,390
Total operating expenses	73,751	10,576	3,242	96,182	183,751
Net operating income (loss)	130,563	13,667	5,623	(84,680)	65,173
Other items included in continuing operations	—	—	—	(53,133)	(53,133)
Income (loss) from continuing operations	$130,563	$13,667	$5,623	$(137,813)	$12,040

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2013:
Rental and other property revenues (3)	$193,441	$23,994	$8,476	$4,341	$230,252
Tax credit and asset management revenues	—	—	—	7,252	7,252
Total revenues	193,441	23,994	8,476	11,593	237,504
Property operating expenses (3)	70,099	9,952	3,020	10,797	93,868
Investment management expenses	—	—	—	1,433	1,433
Depreciation and amortization (3)	—	—	—	75,716	75,716
General and administrative expenses	—	—	—	11,779	11,779
Other expense, net	—	—	—	2,069	2,069
Total operating expenses	70,099	9,952	3,020	101,794	184,865
Net operating income (loss)	123,342	14,042	5,456	(90,201)	52,639
Other items included in continuing operations	—	—	—	(54,302)	(54,302)
Income (loss) from continuing operations	$123,342	$14,042	$5,456	$(144,503)	$(1,663)

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. As discussed in Note 3, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the segment presentation above, the current year and prior year operating results for apartment communities sold during 2014 are presented within the Corporate and Amounts Not Allocated to Segments column. The operating results for the three months ended March 31, 2013, for apartment communities sold through December 31, 2013, are presented within discontinued operations and are accordingly excluded from the segment presentation above.

(3)
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

For the three months ended March 31, 2014 and 2013, capital additions related to our conventional segment totaled $86.6 million and $64.6 million, respectively, and capital additions related to our affordable segment totaled $1.7 million and $2.0 million, respectively.

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
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, developments and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2013, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
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

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined below) by selling apartment communities inconsistent with our portfolio strategy and investing the proceeds from such sales through property upgrades, capital improvements, redevelopment, development and acquisition of higher-quality apartment communities; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At March 31, 2014, our conventional property operations included 161 apartment communities with 49,314 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At March 31, 2014, our affordable property operations consisted of 72 apartment communities with 9,680 apartment homes in which we held an average ownership of approximately 89%. Our conventional and affordable property operations comprise our reportable segments and generated 91% and 9%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Property Operations heading) during the three months ended March 31, 2014. Over the next four to five years, we expect to dispose of our affordable apartment communities and reinvest the proceeds in our conventional portfolio.
For the three months ended March 31, 2014, excluding the results of sold apartment communities, our conventional portfolio had average revenue per effective apartment home of $1,505 and provided 64% operating margins and 59% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community's property net operating income, less capital spending required to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of actual apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 9.9% from average revenues of $1,370 for the three months ended March 31, 2013, as a result of year-over-year per home revenue growth of 4.3% for our conventional same store properties and the sale of conventional apartment communities during 2013 with average revenues per home substantially lower than the apartment communities in the retained portfolio. During the three months ended March 31, 2014, on average, combined conventional new and renewal lease rates were 2.8% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality market-rate apartment communities, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as "B" quality apartment communities those earning rents 90% to 125% of the local market average and as “C” quality apartment communities those earning rents less than 90% of the local market average. We classify as “B/B+” those apartment communities earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of apartment communities with lower projected returns, lower operating margins, and lower expected future rent growth, and we reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades, capital improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy though leverage neutral, tax-efficient paired trades when the projected FCF internal rate of return exceeds that of the apartment community sold and portfolio quality is enhanced. For the purpose of comparing FCF of dispositions to future investments, we calculate FCF internal rate of return using an assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community
During 2012 and 2013, our execution of this strategy resulted in the sale of approximately 40 conventional apartment communities and 60 affordable apartment communities with average revenue per effective apartment home of $863. We reinvested the sales proceeds through: redevelopment and development projects, which, at the time of the investments, we expected to yield average revenue per effective apartment home of $2,200; the acquisition of six apartment communities with average revenue per apartment home of $1,490 at their dates of purchase; and property upgrades. The projected FCF internal rate of return of the apartment communities sold during this period ranged from 6-7%, as compared to a range of 8-15% for our reinvestments through redevelopment, development, acquisition and property upgrades.
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the three months ended March 31, 2014, we upgraded our portfolio through the acquisition for $12.0 million of two buildings containing a total of 40 units in the Upper East Side of Manhattan. Each of these buildings is contiguous to other buildings we own and operate, allowing for operational efficiency, as well as the assemblage of air rights. The apartment buildings we acquired had average revenues per home of $2,120 at the the date of their acquisition. Aimco intends to add value to the apartment buildings through redevelopment of apartment homes and operational improvements.

Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Adjusted EBITDA of less than 7.0x and Adjusted EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on a proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property debt. Our leverage ratios for the trailing twelve month periods ended March 31, 2014 and 2013, are presented below:

Trailing Twelve Months Ended March 31,
	2014	2013
Debt to Adjusted EBITDA	7.1x	7.5x
Debt and Preferred Equity to Adjusted EBITDA	7.4x	7.8x
Adjusted EBITDA Coverage of Interest	2.6x	2.4x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.5x	2.3x
We expect future leverage reduction from earnings growth and from regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of March 31, 2014, this pool included eight consolidated apartment communities, which we expect to hold beyond 2014, with an estimated fair value of approximately $410.0 million. As of March 31, 2014, we also had two unencumbered consolidated apartment communities with an estimated fair value of approximately $106.0 million, which we do not include in our unencumbered pool based on our expectation to sell them during 2014. Through our normal course of refinancing activity as loans mature, we have the opportunity to grow our unencumbered pool by $150 to $200 million per year.
In June 2013, one of the rating agencies rating us completed its initial review of our creditworthiness and outlined the factors that may have a positive impact on our ratings. These factors are: growing the unencumbered asset pool to more than $500 million (based on a stressed 8% capitalization rate, as directed by the rating agency) with asset quality consistent with the overall portfolio; sustaining leverage, defined by the rating agency as the ratio of net debt to recurring operating EBITDA, below 7.5x; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x.
In April 2014, the other agency rating us upgraded our credit rating outlook, from BB+ (stable) to BB+ (positive), which is consistent with the other agency’s rating. During its review, this agency also outlined the factors that would have a positive impact on our ratings, which include: reducing our leverage, as measured by a debt to EBITDA ratio closer to the low end of the range of 7.0x to 7.5x; reducing our ratio of debt to undepreciated capital (defined as the sum of debt, equity and accumulated depreciation), to 50% or lower; and continuing to strengthen our fixed charge coverage ratio such that the agency believes a 2.0x coverage is achievable.
These rating agencies use different methodologies and ratios for assessing our credit rating. Although the descriptions of some of the ratios they use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above are not indicative of the ratios as may be calculated by these agencies.
In addition to lowering the cost of borrowings under our line of credit, an increase in our credit rating to an investment-grade may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital and provide other intangible benefits.
At March 31, 2014, approximately 94% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.2 years, with 1.8% of our unpaid principal balance maturing during the remainder of 2014, and on average, 7.8% of our unpaid principal balance maturing per year from 2015 through 2017. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.

Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As of March 31, 2014, we had $110.1 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $445.4 million, net of the outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants as specified by the lenders, as well as other covenants customary to similar revolving credit arrangements. For the twelve month period ended March 31, 2014, our Debt Service and Fixed Charge Coverage ratios were 1.80x and 1.74x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.68x and 1.58x, respectively, for the twelve month period ended March 31, 2013. We expect to remain in compliance with these covenants during the remainder of 2014. The Fixed Charge Coverage covenant will increase in 2015 to 1.40x.
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
Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity. Adjusted Funds From Operations and Pro forma Funds From Operations are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading, and proportionate property net operating income is defined and further described below under the Results of Operations – Property Operations heading. Free Cash Flow represents net operating income less spending for Capital Replacements and Free Cash Flow internal rate of return represents the rate of return generated by the Free Cash Flow from an apartment community and the proceeds from its eventual sale, and is a common benchmark used in the real estate industry for relative comparison of real estate valuations.
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
Overview
Highlights of our results of operations for the three months ended March 31, 2014, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended March 31, 2014, increased by 4.6% and 2.8%, respectively, resulting in a 5.6% increase in net operating income as compared to the three months ended March 31, 2013;

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 9.9%, from $1,370 for the three months ended March 31, 2013 to $1,505 for the three months ended March 31, 2014 primarily as a result of year-over-year revenue growth of 4.3% and the sale of Conventional apartment communities with average revenues per apartment home substantially lower that those of our retained portfolio; and

•	Average daily occupancy for Conventional Same Store apartment communities increased from 95.4% for three months ended March 31, 2013 to 95.7% for three months ended March 31, 2014.

Three Months Ended March 31, 2014 compared to March 31, 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $59.0 million and $62.3 million, respectively, during the the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
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
We do not include the net operating income related to apartment communities that have been sold or classified as held for sale, property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 8 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of properties we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year-to-date and prior year-to-date periods, and that are not expected to be sold within 12 months. Conventional Redevelopment apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-apartment home renovations are underway or have been complete for less than one year. Based on the small number of Conventional Redevelopment apartment communities at March 31, 2014, we have included their results in the Other Conventional classification within the presentation below. Other Conventional apartment communities also includes conventional apartment communities that have significant rent control restrictions, apartment communities that had not reached and maintained a stabilized level of occupancy as of January 1, 2013, often due to a casualty event, the operations of properties that are not multifamily, such as fitness centers, apartment communities acquired during the periods, and those apartment communities we expect to sell in the next 12 months, but that have not yet met the criteria to be classified as held for sale.
As of March 31, 2014, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 117 and 40 apartment communities with 42,174 and 6,998 apartment homes, respectively. From December 31, 2013 to March 31, 2014, on a net basis, our Conventional Same Store portfolio decreased by five apartment communities and 2,966 apartment homes. The decreases in our Conventional Same Store portfolio consisted of three apartment communities with 1,219 apartment homes that were sold, three apartment communities with 1,666 apartment homes that were reclassified from our Conventional Same Store portfolio portfolio to our Conventional Other portfolio that we expect to sell within 12 months but that do not yet meet the criteria for classification as held for sale, and one apartment community with 537 apartment homes that was reclassified from our Conventional Same Store portfolio portfolio to our Conventional Other portfolio when we commenced redevelopment of the community. These decreases were partially offset by two apartment communities with 372 and 84 apartment homes that were reclassified from our Other Conventional portfolio to our Conventional Same Store portfolio when they reached stabilization following redevelopment and acquisition, respectively.

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$174,914	$167,174	$7,740	4.6%
Other Conventional	29,400	26,267	3,133	11.9%
Total	204,314	193,441	10,873	5.6%
Property operating expenses:
Conventional Same Store	59,717	58,067	1,650	2.8%
Other Conventional	14,034	12,032	2,002	16.6%
Total	73,751	70,099	3,652	5.2%
Property net operating income:
Conventional Same Store	115,197	109,107	6,090	5.6%
Other Conventional	15,366	14,235	1,131	7.9%
Total	$130,563	$123,342	$7,221	5.9%
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, our conventional segment’s proportionate property net operating income increased $7.2 million, or 5.9%.
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, Conventional Same Store proportionate property net operating income increased by $6.1 million, or 5.6%. This increase was primarily attributable to a $7.7 million, or 4.6%, increase in rental and other property revenues due to higher average revenues (approximately $62 per home), comprised of increases in rental rates, fee income and utility reimbursements. Excluding utility reimbursements, which increased due to higher utility costs discussed below and due to an increase in the percentage of utilities costs reimbursed by our residents, rental and other property revenues increased by 3.6%. Rental rates on new leases transacted during the three months ended March 31, 2014, were 1.0% higher than expiring lease rates, and renewal rates were 4.9% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $1.7 million, or 2.8%, increase in property operating expenses, primarily due to increases in utility expenses and real estate taxes, partially offset by a decrease in insurance costs. Excluding utility costs, which are largely reimbursed by residents, Conventional Same Store property operating expenses increased by $0.2 million, or 0.4%.
Our Other Conventional proportionate property net operating income increased by $1.1 million, or 7.9%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to increases in net operating income associated with apartment homes placed back into service following completion of redevelopment projects and apartment communities we acquired during 2013.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store apartment community definition because they are not subject to tax credit agreements.
At March 31, 2014, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 46 and seven apartment communities with 7,424 and 980 apartment homes, respectively. Our affordable results for the three months ended March 31, 2014 and 2013 presented below are based on the apartment community populations at March 31, 2014.

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,887	$21,688	$199	0.9%
Other Affordable	2,356	2,306	50	2.2%
Total	24,243	23,994	249	1.0%
Property operating expenses:
Affordable Same Store	9,498	8,840	658	7.4%
Other Affordable	1,078	1,112	(34)	(3.1)%
Total	10,576	9,952	624	6.3%
Property net operating income:
Affordable Same Store	12,389	12,848	(459)	(3.6)%
Other Affordable	1,278	1,194	84	7.0%
Total	$13,667	$14,042	$(375)	(2.7)%
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, our affordable segment’s proportionate property net operating income decreased by $0.4 million, or 2.7%. The decrease in proportionate property net operating income was primarily attributed to an increase in utilities costs for our Affordable Same Store apartment communities.
Non-Segment Real Estate Operations
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014 we adopted ASU 2014-08, which revised the definition of and reporting requirements for discontinued operations. As a result, commencing in 2014, routine apartment community sales are no longer considered discontinued operations and the results of operations for these apartment communities are included in income from continuing operations. However, we continue to exclude the results of apartment communities sold and classified as held for sale from our conventional or affordable segments for purposes of evaluating segment performance. For the three months ended March 31, 2014 and 2013, property net income attributable to sold apartment communities totaled $1.5 million and $2.4 million, respectively. The decrease in property net income attributable to sold apartment communities is primarily due to the timing of sales.
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 8 to the condensed consolidated financial statements in Item 1).
For the three months ended March 31, 2014 and 2013, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $6.4 million and $7.7 million, respectively. The decrease in property management expense is primarily due to a decrease in the number of apartment communities we own and manage.
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, casualty losses increased by $2.9 million due to increases in casualty losses at apartment communities in the Northeast and Midwest resulting from severe winter weather associated with the 2014 polar vortex.
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
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, tax credit and asset management revenues increased by $1.5 million. This increase was attributable to an increase in disposition and other transactional fees earned in 2014.

Depreciation and Amortization
For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, depreciation and amortization decreased $5.4 million, or 7.1%, primarily due to assets that became fully depreciated, partially offset by an increase associated with our redevelopment apartment communities as completed apartment homes were placed into service.
General and Administrative Expenses
For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, general and administrative expenses decreased $1.2 million, or 10.6%, primarily due to decreases in personnel and related costs and information technology costs.
Interest Income, net
Interest income, net consists primarily of interest on notes receivable, accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities of a securitization that holds certain of our property debt, which investments are classified within other assets in our condensed consolidated balance sheets.
For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, interest income decreased by $4.7 million. Interest income decreased primarily due to $4.0 million of accretion income recognized in 2013 related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. The remainder of the decrease in interest income primarily relates to notes receivable collateralized by apartment communities in New York City, which were repaid in late 2013.
Interest Expense
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, interest expense, which includes the amortization of deferred financing costs, decreased by $2.7 million, or 4.6%. Interest expense decreased primarily as a result of lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of the expansion of our pool of unencumbered properties).
Other, net
Other, net includes gains or losses on disposition of interests in unconsolidated real estate partnerships, our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method as further discussed in Note 4 to the condensed consolidated financial statements in Item 1.
During the three months ended March 31, 2014 and 2013, other, net primarily consisted of $1.5 million and $2.7 million, respectively, of net losses related to our legacy asset management business.  After income taxes and noncontrolling interest allocations, our share of the net losses of the legacy asset management business totaled $0.6 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.
Income Tax Benefit (Expense)
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities are included in income tax benefit (expense) in our condensed consolidated statements of operations.
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, income tax benefit increased by $2.9 million, primarily due to a $1.6 million tax benefit associated with historic tax credits in connection with the redevelopment of our Lincoln Place apartment community, as well as a decrease in taxable income earned by our TRS entities.

Income from Discontinued Operations, Net
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014, we adopted ASU 2014-08, which generally eliminates the requirement that we classify within discontinued operations the results of operations and any gain or loss on sale for apartment communities sold or classified as held for sale commencing in 2014. Based on the prospective application of the new accounting standard, the net earnings for any consolidated apartment communities sold through December 31, 2013, will continue to be included within income from discontinued operations. The components of net earnings that were classified as discontinued operations included all property-related revenues and operating expenses, depreciation expense recognized prior to the sale, property-specific interest expense and debt extinguishment gains and losses to the extent there was secured debt on the apartment community. In addition, any impairment losses on assets sold or held for sale and the net gain or loss on the disposal of apartment communities held for sale are reported in discontinued operations for the three months ended March 31, 2013.
For the three months ended March 31, 2013, income from discontinued operations totaled $4.5 million and was primarily comprised of $1.3 million of income before gain on dispositions and income tax for apartment communities sold through December 31, 2013, and a $3.3 million gain recognized on our sale of three apartment communities during the three months ended March 31, 2013.
Gain on Dispositions of Real Estate, Net of Tax
As discussed in the Income from Discontinued Operations discussion above, commencing in 2014, the results of operations (both for current and prior periods) and gain or loss on sale for apartment communities sold or classified as held are no longer required to be classified within income from discontinued operations. During the three months ended March 31, 2014, we recognized $69.5 million of gains, net of income taxes, on our disposal of five consolidated apartment communities. The net gain recognized related to apartment communities sold during the three months ended March 31, 2013, is presented within income from discontinued operations.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds. We calculate FCF capitalization rates using an apartment community’s NOI less an assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community, divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales (for both continuing and discontinued operations) during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
NOI capitalization rate:
Conventional	6.6%	n/a
Affordable	7.1%	4.8%
FCF capitalization rate:
Conventional	5.2%	n/a
Affordable	5.8%	3.8%
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
For the three months ended March 31, 2014, we allocated net income of $11.4 million to noncontrolling interests in consolidated real estate partnerships, compared to net losses of $5.0 million allocated to these noncontrolling interests for the three months ended March 31, 2013, or a variance of $16.4 million. This change was primarily due to an increase in the noncontrolling interest partners’ share of gains on dispositions of real estate (inclusive of their allocation of income from continuing and discontinued operations).

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
For the three months ended March 31, 2014 and 2013, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $5.2 million and $1.9 million, respectively, an increase in their share of income of $3.3 million.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of apartment communities that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these apartment communities during the desired time frame, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities may result in additional impairment losses.

Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible property improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which development, redevelopment and construction projects are in progress. We commence the capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use are in progress. This includes when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to property operating expense, as incurred, costs including ordinary repairs, maintenance and resident turnover costs.
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
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance, and which helps us determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three months ended March 31, 2014 and 2013, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Aimco common stockholders (1)	$64,234	$5,050
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	68,429	73,107
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,387)	(2,932)
(Gain) loss on dispositions and other, net of income taxes and noncontrolling partners’ interest	(57,046)	74
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	541	37
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest	—	(5,079)
Provision for (recovery of) impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	(235)
Depreciation of rental property, net of noncontrolling partners’ interest	—	4,016
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(505)	(3,746)
Amounts allocable to participating securities	(35)	(148)
FFO / Pro forma FFO Attributable to Aimco common stockholders - Diluted	$73,231	$70,144
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(11,280)	(15,124)
AFFO attributable to Aimco common stockholders – Diluted	$61,951	$55,020

Weighted average common shares outstanding – diluted (earnings per share)	145,473	145,169
Dilutive common share equivalents	208	221
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (2)	145,681	145,390

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, FFO and Pro forma FFO increased 4% (on a diluted per share basis) as a result of improved property operating results and lower offsite costs, partially offset by an increase in casualty losses. For the same period, AFFO increased 13% (on a diluted per share basis), as a result of the FFO and Pro forma FFO growth as well as lower Capital Replacement spending associated with multi-phase capital projects started in prior years, and lower Capital Replacements due to the sale of approximately 7,000 apartment homes during 2013. As we concentrate our investment capital in higher quality, higher price-point properties, Capital Replacements decline as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
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
At March 31, 2014, we had $38.4 million in cash and cash equivalents and $160.8 million of restricted cash, decreases of $17.3 million and $33.8 million, respectively, from December 31, 2013. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2014, our net cash provided by operating activities of $54.8 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2014 increased by $5.9 million as compared to the three months ended March 31, 2013, primarily due to decreases in cash paid for interest and cash used for working capital requirements during 2014 as compared to 2013, partially offset by a decrease in the net operating income of our portfolio resulting from sales of apartment communities during 2013.
Investing Activities
For the three months ended March 31, 2014, our net cash used in investing activities of $46.1 million consisted primarily of capital expenditures, sales proceeds deposited into a section 1031 exchange account in connection with a potential tax-deferred exchange transaction, and purchases of real estate, partially offset by proceeds from our disposition of real estate. Capital expenditures totaled $94.2 million and $66.1 million during the three months ended March 31, 2014 and 2013, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales. We categorize our capital spending broadly into five primary categories: capital replacements, property upgrades, capital improvements, redevelopment and development, and casualty replacements spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2014 and 2013 are presented below (in thousands):

	2014	2013
Capital Replacements	$9,967	$13,481
Capital Improvements	6,740	12,975
Property Upgrades	8,628	5,973
Redevelopment additions	51,720	30,651
Development additions	8,982	—
Casualty replacements	1,777	1,556
Total capital additions	87,814	64,636
Plus: additions related to apartment communities sold or held for sale	465	1,881
Plus: additions related to consolidated apartment communities not managed and that are not multi-family	62	48
Consolidated capital additions	88,341	66,565
Plus: net change in accrued capital spending	5,901	(501)
Capital expenditures per consolidated statement of cash flows	$94,242	$66,064

During the three months ended March 31, 2014, we continued the redevelopment of three previously vacant apartment communities that were started during 2012 and made additional progress on our One Canal Street development project in Boston, Massachusetts. Information regarding these redevelopment and development projects at March 31, 2014 is presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Lincoln Place, Venice, CA	795	$365	$315.9	Multiple	Multiple	1Q 2015	2Q 2015
Pacific Bay Vistas, San Bruno, CA	308	121	115.5	4Q 2011	3Q 2013	2Q 2014	3Q 2014
The Preserve at Marin, Corte Madera, CA	126	126	89.5	4Q 2012	1Q 2014	1Q 2015	2Q 2015
One Canal Street, Boston, MA	310	190	24.9	4Q 2013	1Q 2016	2Q 2016	2Q 2017
Total	1,539	$802	$545.8
In addition to the projects listed above, at March 31, 2014, we had three other redevelopment projects underway with a total of 1,193 apartment homes, an estimated net investment of $48 million, and an inception-to-date net investment of $15 million.
During the three months ended March 31, 2014, we invested $48.4 million in the redevelopment of six apartment communities. Pacific Bay Vistas, in San Bruno, California, was completed in April as expected. The community is 62% occupied as of April 30, and is expected to reach stabilized occupancy before the end of summer.
Construction continued at both Preserve at Marin, in Corte Madera, California and at Lincoln Place, in Venice, California. We have determined that the work required to restore and modernize these communities is more extensive than originally anticipated, resulting in higher costs and construction delays. Scope changes at Preserve at Marin also contributed to higher cost estimates, which now total $126 million for the redevelopment. We have achieved higher rents on the lease-up of the first building completed and expect higher rents for the balance of the community. Completion of Preserve at Marin is now anticipated to occur in first quarter 2015. At Lincoln Place, we expect our net investment to total $365 million, which represents total estimated capital costs of $390 million, reduced by $25 million of historic tax and other credits expected to be earned in connection with the redevelopment. As of April 30, 267 of the 294 completed units at Lincoln Place were occupied. Completion of the project is now anticipated to occur in first quarter 2015.
In total, we are forecasting a net investment of approximately $670 million in redevelopment projects currently underway and those projects that were completed during the last twelve months. The expected NOI yield on this investment, assuming current rents, is approximately 5.5%. Prevailing capitalization rates for stabilized communities in these markets range from 3.75% to 5.00%. As these communities are leased (assuming current rents) and stabilized over the next two years, they are expected to add approximately $1.50 to our NAV per share.
We expect our conventional redevelopment and development investment for 2014 to range from approximately $200.0 million to $230.0 million, inclusive of the revised project estimates discussed above, and offset by the tax and other credits we expect to realize related to the Lincoln Place redevelopment. Approximately $160.0 million of our remaining planned investment in these redevelopment and development projects will be funded from committed construction loans, and we expect to fund the remainder of such investments from future sales of apartment communities with lower projected returns or in less desirable locations than these projects, as well as from operating cash flows generated from the operations of our retained portfolio of apartment communities.
For the three months ended March 31, 2014 and 2013, we capitalized $4.3 million and $4.3 million of interest costs, respectively, and $7.7 million and $8.9 million of other direct and indirect costs, respectively.
Financing Activities
For the three months ended March 31, 2014, our net cash provided by financing activities of $26.1 million was primarily attributed to borrowings on our revolving line of credit and proceeds from property loans, partially offset by principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests.

Property Debt
At March 31, 2014, we had $4.3 billion of consolidated property debt outstanding, approximately 3.2% of which was variable rate. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
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
As of March 31, 2014, we had $110.1 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $445.4 million, net of the outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 2.19% at March 31, 2014. In addition to the cost of borrowings outstanding under our Credit Agreement, we recognize interest expense associated with the cost of having a Credit Facility, including deferred financing costs and an unused facility fee, which for the three months ended March 31, 2014, totaled $0.6 million. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Equity and Partners’ Capital Transactions
During the three months ended March 31, 2014, Aimco paid cash dividends or distributions totaling $0.7 million and $38.0 million, respectively, to preferred stockholders and common stockholders.
During the three months ended March 31, 2014, the Aimco Operating Partnership paid cash distributions totaling $2.3 million and $40.0 million to preferred unitholders and common unitholders, respectively, of which $0.7 million and $38.0 million, respectively, represented distributions to Aimco, and $1.6 million and $2.0 million, respectively, represented distributions paid to holders of OP Units. The distributions paid to the holders OP Units are reflected as distributions to noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated financial statements.
During the three months ended March 31, 2014, Aimco and the Aimco Operating Partnership paid cash distributions of $21.0 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to apartment community sales during 2013.
During the three months ended March 31, 2014, Aimco purchased $10.0 million in liquidation preference of its Series A Community Reinvestment Act Preferred Stock for $9.5 million. In connection with Aimco's purchase of this preferred stock, the Aimco Operating Partnership purchased from Aimco a corresponding amount of its preferred units.
Pursuant to at-the-market offering programs active at March 31, 2014, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
Future Capital Needs
We expect to fund any future acquisitions, development and redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales, short-term borrowings, debt and equity financing and operating cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes from the market risk information provided in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2014.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2014. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2014, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2014.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2014, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2014.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2014	16,284	$25.78	N/A	N/A
February 1 - February 28, 2014	81,680	26.78	N/A	N/A
March 1 - March 31, 2014	10,608	29.52	N/A	N/A
Total	108,572	$26.90

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
Submission of Matters to a Vote of Security Holders.
Aimco held its 2014 Annual Meeting of Stockholders on April 29, 2014, at its corporate headquarters, 4582 South Ulster Street, Suite 1100, Denver, Colorado, 80237. Terry Considine, Aimco's Chairman and Chief Executive Officer, presided. Aimco’s stockholders considered three proposals, each of which is described in more detail in Aimco's Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission, or SEC, on March 4, 2014. Aimco provided additional proxy materials regarding Proposal 3 in Aimco’s Definitive Additional Materials on Schedule 14A, which was filed with the SEC on April 11, 2014. On the record date of February 21, 2014, there were 146,099,061 shares of Aimco’s Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.
Proposal 1: Election of seven directors to serve for a one-year term until Aimco’s 2015 annual meeting of stockholders.
Aimco’s stockholders elected each of the seven nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes
James N. Bailey	122,695,581	4,634,440	3,725,435	5,220,600
Terry Considine	124,069,964	2,034,525	4,950,967	5,220,600
Thomas L. Keltner	124,462,891	2,867,228	3,725,337	5,220,600
J. Landis Martin	123,050,980	4,277,284	3,727,192	5,220,600
Robert A. Miller	124,556,731	2,772,357	3,726,368	5,220,600
Kathleen M. Nelson	124,562,054	2,771,224	3,722,178	5,220,600
Michael A. Stein	124,556,782	2,773,241	3,725,433	5,220,600

Proposal 2: The appointment of Ernst & Young LLP as Aimco’s independent registered public accounting firm for the year ending December 31, 2014, was ratified as follows:

For	Against	Abstentions	Broker Non-Votes
129,650,829	2,805,515	3,819,712	—

Proposal 3: Advisory vote to approve the compensation of executive officers disclosed in Aimco’s proxy statement.
Aimco’s stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
71,444,350	55,551,358	4,059,748	5,220,600

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
31.1	Aimco – Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Aimco – Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 2, 2014