Form 10-Q
period 2014-06-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2014-08-01
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of July 31, 2014: 146,188,496

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2014, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of June 30, 2014, owned a 95.0% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.0% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,169,512	$6,332,723
Land	1,811,503	1,881,358
Total real estate	7,981,015	8,214,081
Less accumulated depreciation	(2,716,076)	(2,822,872)
Net real estate ($379,920 and $392,245 related to VIEs)	5,264,939	5,391,209
Cash and cash equivalents ($17,583 and $24,094 related to VIEs)	33,826	55,751
Restricted cash ($35,758 and $36,369 related to VIEs)	223,580	127,037
Other assets ($210,280 and $211,286 related to VIEs)	500,877	505,416
Assets held for sale	55,443	—
Total assets	$6,078,665	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($351,819 and $355,372 related to VIEs)	$4,152,802	$4,337,785
Revolving credit facility borrowings	53,400	50,400
Total indebtedness	4,206,202	4,388,185
Accounts payable	37,158	43,161
Accrued liabilities and other ($129,837 and $140,910 related to VIEs)	282,531	287,595
Deferred income	93,294	107,775
Liabilities related to assets held for sale	30,753	—
Total liabilities	4,649,938	4,826,716
Preferred noncontrolling interests in Aimco Operating Partnership	78,917	79,953
Commitments and contingencies (Note 6)	—	—
Equity:
Perpetual Preferred Stock	186,126	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 146,188,496 and 145,917,387 shares issued/outstanding at June 30, 2014 and December 31, 2013, respectively	1,462	1,459
Additional paid-in capital	3,692,854	3,701,339
Accumulated other comprehensive loss	(5,243)	(4,602)
Distributions in excess of earnings	(2,735,097)	(2,798,853)
Total Aimco equity	1,140,102	967,457
Noncontrolling interests in consolidated real estate partnerships	233,064	233,008
Common noncontrolling interests in Aimco Operating Partnership	(23,356)	(27,721)
Total equity	1,349,810	1,172,744
Total liabilities and equity	$6,078,665	$6,079,413

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Rental and other property revenues	$239,492	$233,936	$479,628	$464,188
Tax credit and asset management revenues	6,926	7,809	15,714	15,061
Total revenues	246,418	241,745	495,342	479,249

OPERATING EXPENSES
Property operating expenses	94,438	94,298	193,643	188,166
Investment management expenses	1,021	1,697	2,273	3,130
Depreciation and amortization	71,399	73,833	141,706	149,548
General and administrative expenses	10,125	11,153	20,657	22,932
Other expense, net	3,638	2,052	5,988	4,121
Total operating expenses	180,621	183,033	364,267	367,897
Operating income	65,797	58,712	131,075	111,352
Interest income, net	1,671	2,651	3,400	9,064
Interest expense	(55,061)	(57,730)	(110,807)	(116,076)
Other, net	189	(987)	(1,790)	(3,251)
Income before income taxes, discontinued operations and gain on dispositions	12,596	2,646	21,878	1,089
Income tax benefit (expense)	5,347	(169)	8,105	(274)
Income from continuing operations	17,943	2,477	29,983	815
Income from discontinued operations, net	—	4,502	—	8,997
Gain on dispositions of real estate, net of tax	66,662	—	136,154	—
Net income	84,605	6,979	166,137	9,812
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(2,226)	6,150	(13,615)	11,112
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,602)	(1,606)	(3,207)	(3,212)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(3,735)	(575)	(7,346)	(872)
Net (income) loss attributable to noncontrolling interests	(7,563)	3,969	(24,168)	7,028
Net income attributable to Aimco	77,042	10,948	141,969	16,840
Net income attributable to Aimco preferred stockholders	(1,758)	(701)	(2,212)	(1,403)
Net income attributable to participating securities	(274)	(140)	(513)	(280)
Net income attributable to Aimco common stockholders	$75,010	$10,107	$139,244	$15,157
Earnings attributable to Aimco per common share – basic (Note 7):
Income from continuing operations	$0.51	$0.01	$0.96	$—
Net income	$0.51	$0.07	$0.96	$0.10
Earnings attributable to Aimco per common share – diluted (Note 7):
Income from continuing operations	$0.51	$0.01	$0.95	$—
Net income	$0.51	$0.07	$0.95	$0.10
Dividends declared per common share	$0.26	$0.24	$0.52	$0.48

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$84,605	$6,979	$166,137	$9,812
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(666)	1,430	(1,427)	1,608
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	418	417	844	836
Unrealized losses on debt securities classified as available-for-sale	(518)	(1,347)	(51)	(3,055)
Other comprehensive (loss) income	(766)	500	(634)	(611)
Comprehensive income	83,839	7,479	165,503	9,201
Comprehensive (income) loss attributable to noncontrolling interests	(7,537)	3,767	(24,173)	6,816
Comprehensive income attributable to Aimco	$76,302	$11,246	$141,330	$16,017

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,137	$9,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,706	149,548
Gain on dispositions of real estate, net of tax	(136,154)	—
Discontinued operations	—	3,462
Other adjustments	1,549	8,764
Net changes in operating assets and operating liabilities	(28,959)	1,440
Net cash provided by operating activities	144,279	173,026
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(13,981)	(19,444)
Capital expenditures	(182,424)	(163,368)
Proceeds from dispositions of real estate	238,855	7,960
Purchases of corporate assets	(4,130)	(5,123)
Purchase of property loans	—	(119,101)
Change in restricted cash	(96,186)	19,932
Other investing activities	(3,447)	12,375
Net cash used in investing activities	(61,313)	(266,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	62,974	111,007
Principal repayments on non-recourse property debt	(178,739)	(153,532)
Net borrowings on revolving credit facility	3,000	187,050
Proceeds from issuance of Preferred Stock	123,658	—
Repurchase of Preferred Stock	(9,500)	—
Proceeds from Common Stock option exercises	128	983
Payment of dividends to holders of Preferred Stock	(1,355)	(1,402)
Payment of dividends to holders of Common Stock	(76,004)	(70,014)
Payment of distributions to noncontrolling interests	(32,107)	(22,513)
Other financing activities	3,054	4,674
Net cash (used in) provided by financing activities	(104,891)	56,253
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,925)	(37,490)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,826	$46,923

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,169,512	$6,332,723
Land	1,811,503	1,881,358
Total real estate	7,981,015	8,214,081
Less accumulated depreciation	(2,716,076)	(2,822,872)
Net real estate ($379,920 and $392,245 related to VIEs)	5,264,939	5,391,209
Cash and cash equivalents ($17,583 and $24,094 related to VIEs)	33,826	55,751
Restricted cash ($35,758 and $36,369 related to VIEs)	223,580	127,037
Other assets ($210,280 and $211,286 related to VIEs)	500,877	505,416
Assets held for sale	55,443	—
Total assets	$6,078,665	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($351,819 and $355,372 related to VIEs)	$4,152,802	$4,337,785
Revolving credit facility borrowings	53,400	50,400
Total indebtedness	4,206,202	4,388,185
Accounts payable	37,158	43,161
Accrued liabilities and other ($129,837 and $140,910 related to VIEs)	282,531	287,595
Deferred income	93,294	107,775
Liabilities related to assets held for sale	30,753	—
Total liabilities	4,649,938	4,826,716
Redeemable preferred units	78,917	79,953
Commitments and contingencies (Note 6)	—	—
Partners’ Capital:
Preferred units	186,126	68,114
General Partner and Special Limited Partner	953,976	899,343
Limited Partners	(23,356)	(27,721)
Partners’ capital attributable to the Aimco Operating Partnership	1,116,746	939,736
Noncontrolling interests in consolidated real estate partnerships	233,064	233,008
Total partners’ capital	1,349,810	1,172,744
Total liabilities and partners’ capital	$6,078,665	$6,079,413

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Rental and other property revenues	$239,492	$233,936	$479,628	$464,188
Tax credit and asset management revenues	6,926	7,809	15,714	15,061
Total revenues	246,418	241,745	495,342	479,249

OPERATING EXPENSES
Property operating expenses	94,438	94,298	193,643	188,166
Investment management expenses	1,021	1,697	2,273	3,130
Depreciation and amortization	71,399	73,833	141,706	149,548
General and administrative expenses	10,125	11,153	20,657	22,932
Other expense, net	3,638	2,052	5,988	4,121
Total operating expenses	180,621	183,033	364,267	367,897
Operating income	65,797	58,712	131,075	111,352
Interest income, net	1,671	2,651	3,400	9,064
Interest expense	(55,061)	(57,730)	(110,807)	(116,076)
Other, net	189	(987)	(1,790)	(3,251)
Income before income taxes, discontinued operations and gain on dispositions	12,596	2,646	21,878	1,089
Income tax benefit (expense)	5,347	(169)	8,105	(274)
Income from continuing operations	17,943	2,477	29,983	815
Income from discontinued operations, net	—	4,502	—	8,997
Gain on dispositions of real estate, net of tax	66,662	—	136,154	—
Net income	84,605	6,979	166,137	9,812
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(2,226)	6,150	(13,615)	11,112
Net income attributable to the Aimco Operating Partnership	82,379	13,129	152,522	20,924
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(3,360)	(2,307)	(5,419)	(4,615)
Net income attributable to participating securities	(274)	(140)	(513)	(280)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$78,745	$10,682	$146,590	$16,029
Earnings attributable to the Aimco Operating Partnership per common unit – basic (Note 7):
Income from continuing operations	$0.51	$0.01	$0.96	$—
Net income	$0.51	$0.07	$0.96	$0.10
Earnings attributable to the Aimco Operating Partnership per common unit – diluted (Note 7):
Income from continuing operations	$0.51	$0.01	$0.95	$—
Net income	$0.51	$0.07	$0.95	$0.10
Distributions declared per common unit	$0.26	$0.24	$0.52	$0.48

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$84,605	$6,979	$166,137	$9,812
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(666)	1,430	(1,427)	1,608
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	418	417	844	836
Unrealized losses on debt securities classified as available-for-sale	(518)	(1,347)	(51)	(3,055)
Other comprehensive (loss) income	(766)	500	(634)	(611)
Comprehensive income	83,839	7,479	165,503	9,201
Comprehensive (income) loss attributable to noncontrolling interests	(2,239)	5,965	(13,654)	10,855
Comprehensive income attributable to the Aimco Operating Partnership	$81,600	$13,444	$151,849	$20,056

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,137	$9,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,706	149,548
Gain on dispositions of real estate, net of tax	(136,154)	—
Discontinued operations	—	3,462
Other adjustments	1,549	8,764
Net changes in operating assets and operating liabilities	(28,959)	1,440
Net cash provided by operating activities	144,279	173,026
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(13,981)	(19,444)
Capital expenditures	(182,424)	(163,368)
Proceeds from dispositions of real estate	238,855	7,960
Purchases of corporate assets	(4,130)	(5,123)
Purchase of property loans	—	(119,101)
Change in restricted cash	(96,186)	19,932
Other investing activities	(3,447)	12,375
Net cash used in investing activities	(61,313)	(266,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	62,974	111,007
Principal repayments on non-recourse property debt	(178,739)	(153,532)
Net borrowings on revolving credit facility	3,000	187,050
Proceeds from issuance of Preferred Units to Aimco	123,658	—
Repurchase of Preferred Units from Aimco	(9,500)	—
Proceeds from Aimco Common Stock option exercises	128	983
Payment of distributions to holders of Preferred Units	(4,562)	(4,614)
Payment of distributions to General Partner and Special Limited Partner	(76,004)	(70,014)
Payment of distributions to Limited Partners	(4,026)	(3,884)
Payment of distributions to noncontrolling interests	(24,874)	(15,417)
Other financing activities	3,054	4,674
Net cash (used in) provided by financing activities	(104,891)	56,253
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,925)	(37,490)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,826	$46,923

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership and management of quality apartment communities located in the largest coastal and job growth markets in the United States.
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At June 30, 2014, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,860,349 common partnership units and equivalents outstanding. At June 30, 2014, Aimco owned 146,188,496 of the common partnership units (95.0% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2014, we owned an equity interest in 157 conventional apartment communities with 47,302 apartment homes and 61 affordable apartment communities with 9,142 apartment homes. Of these, we consolidated 153 conventional apartment communities with 47,160 apartment homes and 54 affordable apartment communities with 8,455 apartment homes. These conventional and affordable apartment communities generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 8) during the six months ended June 30, 2014.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
As of June 30, 2014, we were the primary beneficiary of, and therefore consolidated, 63 VIEs, which owned 49 apartment communities with 7,656 apartment homes. Substantially all these VIEs are partnerships that are involved in the ownership or operation of qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $379.9 million collateralized $351.8 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at June 30, 2014, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2013 to June 30, 2014 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2013	$79,953
Distributions to preferred unitholders	(3,207)
Redemption of preferred units and other	(1,036)
Net income	3,207
Balance, June 30, 2014	$78,917

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2013 to June 30, 2014 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2013	$967,457	$233,008	$(27,721)	$1,172,744
Contributions	—	10,201	—	10,201
Issuance of preferred stock	123,658	—	—	123,658
Repurchase of preferred stock	(9,500)	—	—	(9,500)
Preferred stock dividends	(2,455)	—	—	(2,455)
Common dividends and distributions	(76,004)	(23,723)	(4,026)	(103,753)
Redemptions of common OP Units	—	—	(7,107)	(7,107)
Amortization of stock-based compensation cost	3,508	—	—	3,508
Effect of changes in ownership for consolidated entities	(8,179)	(76)	8,186	(69)
Change in accumulated other comprehensive loss	(639)	39	(34)	(634)
Other	287	—	—	287
Net income	141,969	13,615	7,346	162,930
Balance, June 30, 2014	$1,140,102	$233,064	$(23,356)	$1,349,810
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2013 to June 30, 2014 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2013	$939,736
Issuance of Preferred Units to Aimco	123,658
Repurchase of Preferred Units from Aimco	(9,500)
Distributions to preferred units held by Aimco	(2,455)
Distributions to common units held by Aimco	(76,004)
Distributions to common units held by Limited Partners	(4,026)
Redemption of common OP Units	(7,107)
Amortization of Aimco stock-based compensation cost	3,508
Effect of changes in ownership for consolidated entities	7
Change in accumulated other comprehensive loss	(673)
Other	287
Net income	149,315
Balance, June 30, 2014	$1,116,746
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

Note 3 — Disposals and Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 revised the definition of, and the requirements for reporting, a "discontinued operation." Specifically, ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if their disposal represents a “strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”
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
Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally do not meet the requirements for reporting within discontinued operations. During the three and six months ended June 30, 2014, we sold six and eleven consolidated apartment communities with an aggregate of 2,127 and 3,733 apartment homes, respectively. Based on our prospective application of the revised discontinued operation definition, the results of operations for the three and six months ended June 30, 2014 and 2013, for these apartment communities are reflected within income from continuing operations in our condensed consolidated statements of operations. These apartment communities did not generate a significant amount of income (before gain on dispositions) prior to their sale during the three and six months ended June 30, 2014. The sale of these apartment communities resulted in gains on disposition of real estate of $66.7 million (which is net of $8.6 million of related income taxes) and $136.2 million (which is net of $8.7 million of related income taxes), respectively, for the three and six months ended June 30, 2014, which are reflected below income from discontinued operations within our condensed consolidated statements of operations. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $2.7 million and $8.5 million for consolidated dispositions during the three and six months ended June 30, 2014, respectively. In addition to the sales of consolidated apartment communities, during the three months ended June 30, 2014, we sold our partnership interests in nine unconsolidated apartment communities with 427 apartment homes, for gross proceeds to us of less than $0.1 million.
In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For years ended December 31, 2013 or earlier, and interim periods within those years, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. During the three and six months ended June 30, 2013, we sold two and five consolidated apartment communities with an aggregate of 164 and 230 apartment homes, respectively, and during the year ended December 31, 2013, we sold 29 consolidated apartment communities with an aggregate of 6,953 apartment homes. The results of operations for the three and six months ended June 30, 2013, for those apartment communities sold as of December 31, 2013, and gains related to apartment communities sold during the three and six months ended June 30, 2013, are included in discontinued operations and are summarized below, along with the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests (in thousands).

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Rental and other property revenues	$18,647	$37,267
Property operating expenses	(8,075)	(16,628)
Depreciation and amortization	(4,838)	(9,718)
(Provision for) recovery of real estate impairment losses	(103)	124
Operating income	5,631	11,045
Interest income	115	193
Interest expense	(4,172)	(8,373)
Income before gain on dispositions of real estate and income tax	1,574	2,865
Gain on dispositions of real estate	2,663	5,992
Income tax benefit	265	140
Income from discontinued operations, net	$4,502	$8,997
Loss from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	5,313	7,530
Income from discontinued operations attributable to the Aimco Operating Partnership	9,815	16,527
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(550)	(866)
Income from discontinued operations attributable to Aimco	$9,265	$15,661
The gain on dispositions for the three and six months ended June 30, 2013, is net of incremental direct costs incurred in connection with the transactions, including $0.7 million and $0.9 million, respectively, of prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities sold. For periods prior to our adoption of ASU 2014-08, we classified interest expense related to property debt within discontinued operations when the related apartment community was sold or classified as held for sale.
In connection with sales of apartment communities during the three and six months ended June 30, 2014, the purchasers assumed approximately $8.8 million and $38.6 million, respectively, of non-recourse property debt. In connection with sales of apartment communities during the six months ended June 30, 2013, the purchasers assumed approximately $2.1 million of non-recourse property debt.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of June 30, 2014, we had six properties with an aggregate of 224 units classified as held for sale.
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
At June 30, 2014, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 59 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Real estate, net	$116,622	$120,175
Cash and cash equivalents	24,904	22,602
Investment in unconsolidated real estate partnerships	10,003	10,817
Other assets	10,099	10,255
Total assets	$161,628	$163,849

Total indebtedness	$106,559	$106,032
Accrued and other liabilities	8,653	19,263
Total liabilities	$115,212	$125,295

Noncontrolling interests in consolidated real estate partnerships	44,436	35,818
Equity attributable to Aimco and the Aimco Operating Partnership	1,980	2,736
Total liabilities and equity	$161,628	$163,849
During the six months ended June 30, 2014, approximately $9.2 million of non-recourse debt payable to a noncontrolling limited partner was contributed to the partnership's capital, pursuant to the dissolution provisions of the partnership, resulting in an increase in noncontrolling interests.
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net loss related to Napico (before noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$5,675	$6,912	$11,350	$12,359
Expenses	(5,677)	(5,132)	(10,878)	(10,796)
Equity loss of unconsolidated entities, gains or losses on dispositions and other, net	41	(2,985)	(1,953)	(5,474)
Net income (loss) related to legacy asset management business	39	(1,205)	(1,481)	(3,911)
Income tax benefit (expense) associated with legacy asset management business	240	(9)	349	(35)
(Income) loss allocated to noncontrolling interests in consolidated real estate partnerships	(711)	1,569	188	4,251
Net (losses) income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$(432)	$355	$(944)	$305
The results of operations for the consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, are presented within income from discontinued operations in our consolidated statement of operations for the three and six months ended June 30, 2013, and are excluded from the summary above.
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
Equity and Partners’ Capital Transactions
During the three months ended June 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $24.15 (reflecting a public offering price of $25.00 per share, less an underwriting discount and transaction costs of approximately $0.85 per share). The offering generated net proceeds of $120.8 million.

During the three months ended June 30, 2014, Aimco also issued 117,400 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through an at-the-market, or ATM, offering program for net proceeds per share of $25.14 (reflecting an average price to the public of $25.65 per share, less an underwriting discount and transaction costs of approximately $0.51 per share). The ATM offerings generated net proceeds of $3.0 million.
In connection with Aimco's preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.
Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2012	$59,145	$(7,968)	$51,177
Investment accretion included in interest income	1,681	—	1,681
Unrealized losses included in interest expense	—	(24)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	836	836
Unrealized (losses) gains included in equity and partners’ capital	(3,055)	1,608	(1,447)
Fair value at June 30, 2013	$57,771	$(5,548)	$52,223

Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion included in interest income	1,864	—	1,864
Unrealized losses included in interest expense	—	(24)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	844	844
Unrealized losses included in equity and partners’ capital	(51)	(1,427)	(1,478)
Fair value at June 30, 2014	$60,221	$(5,211)	$55,010
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold the most subordinate position in the securitization, along with several mezzanine positions. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of June 30, 2014, was approximately 6.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $61.6 million and $59.8 million at June 30, 2014 and December 31, 2013, respectively. The amortized cost exceeded the fair value of the most subordinate position at June 30, 2014, primarily due to increases in market interest rates and a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate position is temporary and we have not recognized any of the loss in value in earnings.
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
As of June 30, 2014 and December 31, 2013, we had interest rate swaps with aggregate notional amounts of $50.5 million and $50.7 million, respectively. As of June 30, 2014, these swaps had a weighted average remaining term of 6.5 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.

If the forward rates at June 30, 2014, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2014 and December 31, 2013, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated debt (including outstanding borrowings under our revolving credit facility) was approximately $4.4 billion and $4.5 billion at June 30, 2014 and December 31, 2013, respectively, as compared to aggregate carrying amounts of $4.2 billion and $4.4 billion, respectively. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction related contracts. Additionally, pursuant to financing and/or other arrangements on our One Canal Street, Lincoln Place, and The Preserve at Marin projects, we are contractually obligated to complete the planned activities. As of June 30, 2014, our commitments related to these capital activities totaled approximately $237.7 million, approximately half of which we expect to incur during the next 12 months. We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
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
Income Taxes
On October 25, 2012, the Internal Revenue Service, or IRS, issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership’s 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  On December 20, 2013, the parties agreed on the terms of a settlement of that litigation. On July 23, 2014, the United States Tax Court approved the stipulated decision document previously filed by the IRS and the Aimco Operating Partnership. The settlement had no material effect on our unrecognized tax benefits, financial condition or results of operations.
On March 19, 2014, the IRS notified the Aimco Operating Partnership of its intent to audit the 2011 and 2012 tax years.  We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2014, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings per Share/Unit
Aimco
Aimco calculates earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$17,943	$2,477	$29,983	$815
Gain on dispositions of real estate, net of tax	66,662	—	136,154	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(7,563)	(794)	(24,168)	364
Income attributable to preferred stockholders	(1,758)	(701)	(2,212)	(1,403)
Income attributable to participating securities	(274)	(140)	(513)	(280)
Income (loss) from continuing operations attributable to Aimco common stockholders	$75,010	$842	$139,244	$(504)

Income from discontinued operations	$—	$4,502	$—	$8,997
Loss from discontinued operations attributable to noncontrolling interests	—	4,763	—	6,664
Income from discontinued operations attributable to Aimco common stockholders	$—	$9,265	$—	$15,661

Net income	$84,605	$6,979	$166,137	$9,812
Net (income) loss attributable to noncontrolling interests	(7,563)	3,969	(24,168)	7,028
Net income attributable to preferred stockholders	(1,758)	(701)	(2,212)	(1,403)
Net income attributable to participating securities	(274)	(140)	(513)	(280)
Net income attributable to Aimco common stockholders	$75,010	$10,107	$139,244	$15,157

Denominator:
Weighted average common shares outstanding – basic	145,657	145,321	145,565	145,245
Dilutive potential common shares	328	353	268	—
Weighted average common shares outstanding – diluted	145,985	145,674	145,833	145,245

Earnings attributable to Aimco per common share – basic:
Income from continuing operations	$0.51	$0.01	$0.96	$—
Income from discontinued operations	—	0.06	—	0.10
Net income	$0.51	$0.07	$0.96	$0.10

Earnings attributable to Aimco per common share – diluted:
Income from continuing operations	$0.51	$0.01	$0.95	$—
Income from discontinued operations	—	0.06	—	0.10
Net income	$0.51	$0.07	$0.95	$0.10

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$17,943	$2,477	$29,983	$815
Gain on dispositions of real estate, net of tax	66,662	—	136,154	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(2,226)	837	(13,615)	3,582
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(3,360)	(2,307)	(5,419)	(4,615)
Income attributable to participating securities	(274)	(140)	(513)	(280)
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$78,745	$867	$146,590	$(498)

Income from discontinued operations	$—	$4,502	$—	$8,997
Loss from discontinued operations attributable to noncontrolling interests	—	5,313	—	7,530
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$9,815	$—	$16,527

Net income	$84,605	$6,979	$166,137	$9,812
Net (income) loss attributable to noncontrolling interests	(2,226)	6,150	(13,615)	11,112
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(3,360)	(2,307)	(5,419)	(4,615)
Net income attributable to participating securities	(274)	(140)	(513)	(280)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$78,745	$10,682	$146,590	$16,029

Denominator:
Weighted average common units outstanding – basic	153,377	153,294	153,295	153,217
Dilutive potential common units	328	353	268	—
Weighted average common units outstanding – diluted	153,705	153,647	153,563	153,217

Earnings attributable to the Aimco Operating Partnership per common unit – basic:
Income from continuing operations	$0.51	$0.01	$0.96	$—
Income from discontinued operations	—	0.06	—	0.10
Net income	$0.51	$0.07	$0.96	$0.10

Earnings attributable to the Aimco Operating Partnership per common unit – diluted:
Income from continuing operations	$0.51	$0.01	$0.95	$—
Income from discontinued operations	—	0.06	—	0.10
Net income	$0.51	$0.07	$0.95	$0.10

Aimco and the Aimco Operating Partnership
As of June 30, 2014, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and six months ended June 30, 2014 and three months ended June 30, 2013, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. These securities have been excluded from the earnings per share or unit computations for the six months ended June 30, 2013, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million and 0.6 million at June 30, 2014 and 2013, respectively. The effect of participating securities is included in basic and diluted earnings per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit. As of June 30, 2014, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $78.9 million and were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 157 apartment communities with 47,302 apartment homes at June 30, 2014. Our affordable real estate operations consisted of 61 apartment communities with 9,142 apartment homes at June 30, 2014, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2014:
Rental and other property revenues (3)	$201,598	$24,318	$8,832	$4,744	$239,492
Tax credit and asset management revenues	—	—	—	6,926	6,926
Total revenues	201,598	24,318	8,832	11,670	246,418
Property operating expenses (3)	69,800	9,870	2,610	12,158	94,438
Investment management expenses	—	—	—	1,021	1,021
Depreciation and amortization (3)	—	—	—	71,399	71,399
General and administrative expenses	—	—	—	10,125	10,125
Other expense, net	—	—	—	3,638	3,638
Total operating expenses	69,800	9,870	2,610	98,341	180,621
Net operating income (loss)	131,798	14,448	6,222	(86,671)	65,797
Other items included in continuing operations	—	—	—	(47,854)	(47,854)
Income (loss) from continuing operations	$131,798	$14,448	$6,222	$(134,525)	$17,943

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2013:
Rental and other property revenues (3)	$190,301	$23,972	$8,419	$11,244	$233,936
Tax credit and asset management revenues	—	—	—	7,809	7,809
Total revenues	190,301	23,972	8,419	19,053	241,745
Property operating expenses (3)	67,884	9,560	3,002	13,852	94,298
Investment management expenses	—	—	—	1,697	1,697
Depreciation and amortization (3)	—	—	—	73,833	73,833
General and administrative expenses	—	—	—	11,153	11,153
Other expense, net	—	—	—	2,052	2,052
Total operating expenses	67,884	9,560	3,002	102,587	183,033
Net operating income (loss)	122,417	14,412	5,417	(83,534)	58,712
Other items included in continuing operations	—	—	—	(56,235)	(56,235)
Income (loss) from continuing operations	$122,417	$14,412	$5,417	$(139,769)	$2,477

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2014:
Rental and other property revenues (3)	$399,260	$48,419	$17,552	$14,397	$479,628
Tax credit and asset management revenues	—	—	—	15,714	15,714
Total revenues	399,260	48,419	17,552	30,111	495,342
Property operating expenses (3)	140,374	20,414	5,773	27,082	193,643
Investment management expenses	—	—	—	2,273	2,273
Depreciation and amortization (3)	—	—	—	141,706	141,706
General and administrative expenses	—	—	—	20,657	20,657
Other expense, net	—	—	—	5,988	5,988
Total operating expenses	140,374	20,414	5,773	197,706	364,267
Net operating income (loss)	258,886	28,005	11,779	(167,595)	131,075
Other items included in continuing operations	—	—	—	(101,092)	(101,092)
Income (loss) from continuing operations	$258,886	$28,005	$11,779	$(268,687)	$29,983

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2013:
Rental and other property revenues (3)	$377,174	$47,822	$16,757	$22,435	$464,188
Tax credit and asset management revenues	—	—	—	15,061	15,061
Total revenues	377,174	47,822	16,757	37,496	479,249
Property operating expenses (3)	134,950	19,465	5,944	27,807	188,166
Investment management expenses	—	—	—	3,130	3,130
Depreciation and amortization (3)	—	—	—	149,548	149,548
General and administrative expenses	—	—	—	22,932	22,932
Other expense, net	—	—	—	4,121	4,121
Total operating expenses	134,950	19,465	5,944	207,538	367,897
Net operating income (loss)	242,224	28,357	10,813	(170,042)	111,352
Other items included in continuing operations	—	—	—	(110,537)	(110,537)
Income (loss) from continuing operations	$242,224	$28,357	$10,813	$(280,579)	$815

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. As discussed in Note 3, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the segment presentation above, the current year and prior year operating results for apartment communities sold or classified as held for sale during 2014 are presented within the Corporate and Amounts Not Allocated to Segments column. The operating results for the three and six months ended June 30, 2013, for apartment communities sold through December 31, 2013, are presented within discontinued operations and are accordingly excluded from the segment presentation above.

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

For the six months ended June 30, 2014 and 2013, capital additions related to our conventional segment totaled $178.2 million and $149.0 million, respectively, and capital additions related to our affordable segment totaled $3.6 million and $4.8 million, respectively.

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
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership and management of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
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

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At June 30, 2014, our conventional property operations included 157 apartment communities with 47,302 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At June 30, 2014, our affordable property operations consisted of 61 apartment communities with 9,142 apartment homes in which we held an average ownership of approximately 93%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Property Operations heading) during the six months ended June 30, 2014. Over the next four to five years, we expect to dispose of our affordable apartment communities and reinvest the proceeds in our conventional portfolio.
For the three months ended June 30, 2014, excluding the results of sold and held for sale apartment communities, our conventional portfolio had average revenue per effective apartment home of $1,548 and provided 65% operating margins and 60% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community's property net operating income, less capital spending required to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of actual apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 11.4% from average revenues of $1,389 for the three months ended June 30, 2013, as a result of year-over-year per home revenue growth of 3.7% for our conventional same store properties and the sale of conventional apartment communities during 2014 and 2013 with average revenues per home substantially lower than the apartment communities in the retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions. During the three months ended June 30, 2014, on average, combined conventional same store new and renewal lease rates were 4.9% higher than expiring lease rates.
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
We upgrade the quality of our portfolio through the sale of apartment communities with lower projected returns, lower operating margins, and lower expected future rent growth, and we reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades, capital improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy though leverage neutral, tax-efficient paired trades when the projected FCF internal rate of return exceeds that of the apartment community sold and portfolio quality is enhanced. For the purpose of comparing FCF of dispositions to future investments, we calculate FCF internal rate of return using an assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community.
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
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the six months ended June 30, 2014, we upgraded our portfolio through the acquisition for $12.0 million of two buildings containing a total of 40 units in the Upper East Side of Manhattan. Each of these buildings is contiguous to other buildings we own and operate, allowing for operational efficiency, as well as the assemblage of air rights. The apartment buildings we acquired had average revenues per home of $2,120 at the the date of their acquisition. We intend to add value to the apartment buildings through redevelopment of apartment homes and operational improvements.

Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Adjusted EBITDA of less than 7.0x and Adjusted EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on a proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property debt. Our leverage ratios for the trailing twelve month periods ended June 30, 2014 and 2013, are presented below:

Trailing Twelve Months Ended June 30,
	2014	2013
Debt to Adjusted EBITDA	6.8x	7.8x
Debt and Preferred Equity to Adjusted EBITDA	7.3x	8.0x
Adjusted EBITDA Coverage of Interest	2.6x	2.5x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.5x	2.4x
We expect future leverage reduction from earnings growth and from regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of June 30, 2014, this pool included ten consolidated apartment communities, which we expect to hold beyond 2014, with an estimated fair value of approximately $570.0 million. We expect to prepay additional non-recourse property debt during the balance of 2014, to further expand our unencumbered asset pool, and in connection with this prepayment, we expect to incur prepayment penalties of approximately $3.5 million. Through our normal course of refinancing activity as loans mature, we have the opportunity to grow our unencumbered asset pool by $150 to $200 million per year.
In April 2014, one of the rating agencies rating us upgraded our credit rating outlook, from BB+ (stable) to BB+ (positive). During its review, this agency also outlined the factors that would have a positive impact on our ratings, which include: reducing our leverage, as measured by a debt to EBITDA ratio closer to the low end of the range of 7.0x to 7.5x; reducing our ratio of debt to undepreciated capital (defined as the sum of debt, equity and accumulated depreciation), to 50% or lower; and continuing to strengthen our fixed charge coverage ratio such that the agency believes a 2.0x coverage is achievable.
In June 2014, the other agency rating us affirmed its June 2013 BB+ (positive) rating of our creditworthiness, and maintained the factors that may have a positive impact on our ratings with one exception. In its affirmation, the agency outlined an increase in the unencumbered asset pool to more than $600 million (based on a stressed 8% capitalization rate, as specified by the rating agency), with asset quality consistent with the overall portfolio, from the $500 million previously outlined to remain consistent with the size of our revolving loan commitments under our Credit Agreement (defined below). The unchanged factors that may have a positive impact on our ratings are: sustaining leverage below 7.5x, defined by the rating agency as the ratio of net debt to recurring operating EBITDA; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x.
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
At June 30, 2014, approximately 93% of our leverage consisted of property-level, non-recourse, long-dated debt and 6% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.2 years, with 0.4% of our unpaid principal balance maturing during the remainder of 2014, and on average, 7.6% of our unpaid principal balance maturing per year from 2015 through 2017. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.

During the three months ended June 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering. The offering generated net proceeds of $120.8 million, which we used primarily to repay outstanding borrowings under our Credit Agreement.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As of June 30, 2014, we had $53.4 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $502.1 million, net of the outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants as specified by the lenders, as well as other covenants customary to similar revolving credit arrangements. For the twelve month period ended June 30, 2014, our Debt Service and Fixed Charge Coverage ratios were 1.78x and 1.72x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.72x and 1.67x, respectively, for the twelve month period ended June 30, 2013. We expect to remain in compliance with these covenants during the remainder of 2014. The Fixed Charge Coverage covenant will increase in 2015 to 1.40x.
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
Overview
Highlights of our results of operations for the three months ended June 30, 2014, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended June 30, 2014, increased by 4.1% and 0.7%, respectively, resulting in a 5.9% increase in net operating income as compared to the three months ended June 30, 2013;

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 11.4%, from $1,389 for the three months ended June 30, 2013 to $1,548 for the three months ended June 30, 2014 primarily as a result of Conventional Same Store year-over-year revenue growth of 3.7% and the sale of Conventional apartment communities with average revenues per apartment home substantially lower that those of our retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions; and

•	Average daily occupancy for Conventional Same Store apartment communities increased from 95.6% for the three months ended June 30, 2013 to 96.0% for the three months ended June 30, 2014.
Three Months Ended June 30, 2014 compared to June 30, 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $66.1 million and $69.3 million, respectively, during the the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
Six Months Ended June 30, 2014 compared to June 30, 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $125.1 million and $131.6 million, respectively, during the the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
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
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold an insignificant economic interest and in some cases we do not consolidate other apartment communities in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and 9 affordable apartment communities with 779 apartment homes that we do not manage.
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
As of June 30, 2014, as defined by our segment performance metrics, our Conventional Same Store portfolio, Conventional Redevelopment portfolio and our Other Conventional portfolio consisted of 117, 5 and 25 apartment communities with 42,174, 1,802 and 2,960 apartment homes, respectively. From December 31, 2013 to June 30, 2014, on a net basis, our Conventional Same Store portfolio decreased by five apartment communities and 2,966 apartment homes. The decreases in our Conventional Same Store portfolio consisted of three apartment communities with 1,219 apartment homes that were sold, three apartment communities with 1,666 apartment homes that were reclassified from our Conventional Same Store portfolio portfolio to our

Conventional Other portfolio that we expect to sell within 12 months but that do not yet meet the criteria for classification as held for sale, and one apartment community with 537 apartment homes that was reclassified from our Conventional Same Store portfolio portfolio to our Conventional Redevelopment portfolio when we commenced redevelopment of the community. These decreases were partially offset by two apartment communities with 372 and 84 apartment homes that were reclassified from our Conventional Redevelopment and Other Conventional portfolios to our Conventional Same Store portfolio when they reached stabilization following redevelopment and acquisition, respectively.

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$176,927	$169,897	$7,030	4.1%
Conventional Redevelopment	6,928	3,759	3,169	84.3%
Other Conventional	17,743	16,645	1,098	6.6%
Total	201,598	190,301	11,297	5.9%
Property operating expenses:
Conventional Same Store	58,785	58,357	428	0.7%
Conventional Redevelopment	2,646	1,788	858	48.0%
Other Conventional	8,369	7,739	630	8.1%
Total	69,800	67,884	1,916	2.8%
Property net operating income:
Conventional Same Store	118,142	111,540	6,602	5.9%
Conventional Redevelopment	4,282	1,971	2,311	117.3%
Other Conventional	9,374	8,906	468	5.3%
Total	$131,798	$122,417	$9,381	7.7%
For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, our conventional segment’s proportionate property net operating income increased $9.4 million, or 7.7%.
For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, Conventional Same Store proportionate property net operating income increased by $6.6 million, or 5.9%. This increase was primarily attributable to a $7.0 million, or 4.1%, increase in rental and other property revenues due to higher average revenues (approximately $52 per home), comprised of increases in rental rates, fee income and utility reimbursements, and a 40 basis point increase in average daily occupancy. Excluding utility reimbursements, which increased due to higher utility costs discussed below and due to an increase in the percentage of utility costs reimbursed by our residents, rental and other property revenues increased by 3.7%. Rental rates on new leases transacted during the three months ended June 30, 2014, were 4.7% higher than expiring lease rates, and renewal rates were 5.0% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $0.4 million, or 0.7%, increase in property operating expenses, primarily due to increases in utility costs and real estate taxes, partially offset by a decrease in insurance costs. Excluding utility costs, which are largely reimbursed by residents, Conventional Same Store property operating expenses decreased by $0.3 million, or 0.7%.
Our Conventional Redevelopment proportionate property net operating income increased by $2.3 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From June 30, 2013 to June 30, 2014, we placed an additional 286, 308 and 36 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, respectively.
Our Other Conventional proportionate property net operating income increased by $0.5 million, or 5.3%, during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to apartment communities we acquired during 2014 and 2013.

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$351,841	$337,073	$14,768	4.4%
Conventional Redevelopment	12,837	7,526	5,311	70.6%
Other Conventional	34,582	32,575	2,007	6.2%
Total	399,260	377,174	22,086	5.9%
Property operating expenses:
Conventional Same Store	118,503	116,425	2,078	1.8%
Conventional Redevelopment	4,942	3,391	1,551	45.7%
Other Conventional	16,929	15,134	1,795	11.9%
Total	140,374	134,950	5,424	4.0%
Property net operating income:
Conventional Same Store	233,338	220,648	12,690	5.8%
Conventional Redevelopment	7,895	4,135	3,760	90.9%
Other Conventional	17,653	17,441	212	1.2%
Total	$258,886	$242,224	$16,662	6.9%
For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, our conventional segment’s proportionate property net operating income increased $16.7 million, or 6.9%.
For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, Conventional Same Store proportionate property net operating income increased by $12.7 million, or 5.8%. This increase was primarily attributable to a $14.8 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $57 per home), comprised of increases in rental rates, fee income and utility reimbursements, and a 30 basis point increase in average daily occupancy. Excluding utility reimbursements, which increased due to higher utility costs discussed below and due to an increase in the percentage of utility costs reimbursed by our residents, rental and other property revenues increased by 3.6%. Rental rates on new leases transacted during the six months ended June 30, 2014, were 3.0% higher than expiring lease rates, and renewal rates were 5.0% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $2.1 million, or 1.8%, increase in property operating expenses, primarily due to increases in utility costs and real estate taxes, partially offset by a decrease in insurance costs. Excluding utility costs, which are largely reimbursed by residents, Conventional Same Store property operating expenses decreased by $0.1 million, or 0.1%.
Our Conventional Redevelopment proportionate property net operating income increased by $3.8 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From June 30, 2013 to June 30, 2014, we placed an additional 286, 308 and 36 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, respectively.
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
At June 30, 2014, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 46 and six apartment communities with 7,424 and 939 apartment homes, respectively. Our affordable results for the three and six months ended June 30, 2014 and 2013 presented below are based on the apartment community populations at June 30, 2014.

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$22,092	$21,702	$390	1.8%
Other Affordable	2,226	2,270	(44)	(1.9)%
Total	24,318	23,972	346	1.4%
Property operating expenses:
Affordable Same Store	8,751	8,560	191	2.2%
Other Affordable	1,119	1,000	119	11.9%
Total	9,870	9,560	310	3.2%
Property net operating income:
Affordable Same Store	13,341	13,142	199	1.5%
Other Affordable	1,107	1,270	(163)	(12.8)%
Total	$14,448	$14,412	$36	0.2%
For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, our affordable segment’s proportionate property net operating income increased by less than $0.1 million, or 0.2%. The increase in proportionate property net operating income was primarily attributed to an increase in rental income driven by higher rental rates, substantially offset by an increase in utility costs.

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$43,979	$43,390	$589	1.4%
Other Affordable	4,440	4,432	8	0.2%
Total	48,419	47,822	597	1.2%
Property operating expenses:
Affordable Same Store	18,249	17,400	849	4.9%
Other Affordable	2,165	2,065	100	4.8%
Total	20,414	19,465	949	4.9%
Property net operating income:
Affordable Same Store	25,730	25,990	(260)	(1.0)%
Other Affordable	2,275	2,367	(92)	(3.9)%
Total	$28,005	$28,357	$(352)	(1.2)%
For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, our affordable segment’s proportionate property net operating income decreased by $0.4 million, or 1.2%. The decrease in proportionate property net operating income was primarily attributed to an increase in utilities costs for our Affordable Same Store apartment communities.
Non-Segment Real Estate Operations
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014 we adopted ASU 2014-08, which revised the definition of, and reporting requirements for, discontinued operations. As a result, commencing in 2014, routine apartment community sales are no longer considered discontinued operations and the results of operations for these apartment communities are included in income from continuing operations. However, we continue to exclude the results of apartment communities sold and classified as held for sale from our conventional or affordable segments for purposes of evaluating segment performance. For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, property net income attributable to sold apartment communities decreased by $5.1 million and $6.0 million, respectively. The decrease in property net income attributable to sold apartment communities is primarily due to the timing of sales.

Real estate operations net operating income amounts not attributed to our conventional or affordable segments also include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 8 to the condensed consolidated financial statements in Item 1).
For the three months ended June 30, 2014 and 2013, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $5.9 million and $7.6 million, respectively. For the six months ended June 30, 2014 and 2013, property management expenses totaled $12.3 million and $15.3 million, respectively. The decreases in property management expense are primarily due to a decrease in the number of apartment communities we own and manage.
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, casualty losses increased by $1.3 million and $4.3 million, respectively, primarily due to increases in casualty losses at apartment communities in the Northeast and Midwest resulting from severe winter weather associated with the 2014 polar vortex.
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
For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, tax credit and asset management revenues decreased by $0.9 million. This decrease was attributable to disposition fees earned in 2013 and a decrease in amortization of tax credit income.
For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, tax credit and asset management revenues increased by $0.7 million. This increase was attributable to an increase in disposition and other transactional fees earned in 2014, as compared to 2013, partially offset by a decrease in amortization of tax credit income.
Investment Management Expenses
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, investment management expenses decreased $0.7 million and $0.9 million, respectively, due to decreases in acquisition costs and reductions in personnel and related costs.
Depreciation and Amortization
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, depreciation and amortization decreased $2.4 million, or 3.3%, and $7.8 million, or 5.2%, respectively, primarily due to assets that became fully depreciated and current year apartment community sales, partially offset by an increase associated with our redevelopment apartment communities as completed apartment homes were placed into service.
General and Administrative Expenses
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, general and administrative expenses decreased $1.0 million, or 9.2%, and $2.3 million, or 9.9%, respectively, primarily due to decreases in personnel and related costs.
Other Expense, net
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, other expense, net increased $1.6 million, and $1.9 million, respectively, primarily due to our accrual of reserves on several partnership related matters and severance costs recognized during 2014.
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

For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, interest income decreased by $1.0 million, primarily related to notes receivable collateralized by apartment communities in New York City, which were repaid in late 2013.
For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, interest income decreased by $5.7 million. Interest income decreased primarily due to $4.1 million of accretion income recognized in 2013 related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. The remainder of the decrease in interest income primarily relates to notes receivable collateralized by apartment communities in New York City, which were repaid in late 2013.
Interest Expense
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, interest expense, which includes the amortization of deferred financing costs, decreased by $2.7 million, or 4.6%, and $5.3 million, or 4.5%, respectively. Interest expense decreased primarily as a result of lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of the expansion of our pool of unencumbered properties).
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
During the three months ended June 30, 2014 and 2013, other, net primarily consisted of less than $0.1 million of net income and $1.2 million of net losses, respectively, related to our legacy asset management business.  After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $0.4 million of net losses and $0.4 million of net income for the three months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014 and 2013, other, net primarily consisted of $1.5 million and $3.9 million of net losses, respectively, related to our legacy asset management business.  After income taxes and noncontrolling interest allocations, our share of the net income and losses of the legacy asset management business totaled $0.9 million of net losses and $0.3 million of net income for the six months ended June 30, 2014 and 2013, respectively.
Income Tax Benefit (Expense)
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, income tax benefit increased by $5.5 million and $8.4 million, respectively, primarily due to historic tax credits related to the redevelopment of our Lincoln Place apartment community, as well as an increase in taxable losses recognized by our TRS entities.
Income from Discontinued Operations, Net
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014, we adopted ASU 2014-08, which generally eliminates the requirement that we classify within discontinued operations the results of operations and any gain or loss on sale for apartment communities sold or classified as held for sale commencing in 2014. Based on the prospective application of the new accounting standard, the net earnings for any consolidated apartment communities sold through December 31, 2013, will continue to be included within income from discontinued operations. The components of net earnings that were classified as discontinued operations included all property-related revenues and operating expenses, depreciation expense recognized prior to the sale, property-specific interest expense and debt extinguishment gains and losses to the extent there was secured debt on the apartment community. In addition, any impairment losses on assets sold or held for sale and the net gain or loss on the disposal of apartment communities held for sale are reported in discontinued operations for the three and six months ended June 30, 2013.
For the three months ended June 30, 2013, income from discontinued operations totaled $4.5 million and was primarily comprised of $1.6 million of income before gain on dispositions and income tax for apartment communities sold through December 31, 2013, and a $2.7 million gain recognized on our sale of two apartment communities during the three months ended June 30, 2013.

For the six months ended June 30, 2013, income from discontinued operations totaled $9.0 million and was primarily comprised of $2.9 million of income before gain on dispositions and income tax for apartment communities sold through December 31, 2013, and a $6.0 million gain recognized on our sale of five apartment communities during the three months ended June 30, 2013.
Gain on Dispositions of Real Estate, Net of Tax
As discussed above (refer to the Income from Discontinued Operations, Net discussion), commencing in 2014, the results of operations (both for current and prior periods) and gain or loss on sale for apartment communities sold or classified as held are no longer required to be classified within income from discontinued operations. During the three and six months ended June 30, 2014, we recognized gains on disposition of real estate of $66.7 million (which is net of $8.6 million of related income taxes) and $136.2 million (which is net of $8.7 million of related income taxes), on our disposal of 6 and 11 consolidated apartment communities, respectively. The net gains recognized related to apartment communities sold during the three and six months ended June 30, 2013, are presented within income from discontinued operations.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month NOI prior to sale, less a 3.0% management fee, divided by gross proceeds. We calculate FCF capitalization rates using an apartment community’s NOI, less a 3.0% management fee, and further reduced by an assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community, divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales (for both continuing and discontinued operations) during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NOI capitalization rate:
Conventional	7.3%	n/a	7.0%	n/a
Affordable	5.9%	8.6%	6.7%	5.5%
FCF capitalization rate:
Conventional	5.7%	n/a	5.5%	n/a
Affordable	4.8%	5.8%	5.5%	4.2%
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
For the three months ended June 30, 2014, we allocated net income of $2.2 million to noncontrolling interests in consolidated real estate partnerships, compared to net losses of $6.2 million allocated to these noncontrolling interests for the three months ended June 30, 2013, or a variance of $8.4 million. This change was primarily due to an decrease in the noncontrolling interest partners’ share of losses recognized by the legacy assets management business and a decrease in losses from discontinued operations allocated to noncontrolling interest partners in connection with the dissolution of certain partnerships.
For the six months ended June 30, 2014, we allocated net income of $13.6 million to noncontrolling interests in consolidated real estate partnerships, compared to net losses of $11.1 million allocated to these noncontrolling interests for the three months ended June 30, 2013, or a variance of $24.7 million. This change was primarily due to an increase in the noncontrolling interest partners’ share of gains on dispositions of real estate (inclusive of their allocation of gains from continuing and discontinued operations) and a decrease in losses recognized by the legacy asset management business
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders both increased by $1.1 million and $0.8 million during the three and six months ended June 30, 2014, respectively, primarily due to the issuance during May 2014 of $125.0 million preferred securities.

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
For the three months ended June 30, 2014 and 2013, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $5.3 million and $2.2 million, respectively, an increase in their share of income of $3.2 million.
For the six months ended June 30, 2014 and 2013, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $10.6 million and $4.1 million, respectively, an increase in their share of income of $6.5 million.
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
We currently have several apartment communities in varying stages of significant redevelopment and one property under development. We assess the recoverability of the carrying amount of these apartment communities by comparing our estimate of undiscounted future cash flows based on the expected service potential of the apartment communities upon completion to the carrying amounts.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and six months ended June 30, 2014 and 2013, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Aimco common stockholders (1)	$75,010	$10,107	$139,244	$15,157
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	69,553	71,558	137,983	144,665
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,384)	(2,932)	(4,771)	(5,865)
(Gain) loss on dispositions and other, net of income taxes and noncontrolling partners’ interest	(65,972)	290	(123,018)	361
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	(163)	—	377	37
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest	—	(7,518)	—	(12,597)
Recovery of impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	(729)	—	(963)
Depreciation of rental property, net of noncontrolling partners’ interest	—	3,933	—	7,949
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(45)	(3,478)	(550)	(7,224)
Amounts allocable to participating securities	(2)	(145)	(37)	(293)
FFO / Pro forma FFO Attributable to Aimco common stockholders - Diluted	$75,997	$71,086	$149,228	$141,227
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(12,313)	(17,689)	(23,593)	(32,813)
AFFO attributable to Aimco common stockholders – Diluted	$63,684	$53,397	$125,635	$108,414

Weighted average common shares outstanding – diluted (earnings per share)	145,985	145,674	145,833	145,245
Dilutive common share equivalents	—	—	—	287
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (2)	145,985	145,674	145,833	145,532

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, FFO and Pro forma FFO increased 6% and 5%, respectively, (on a diluted per share basis) as a result of improved property operating results, lower offsite costs and increased contribution from redevelopment properties. For the same periods, AFFO increased 19% and 16%, respectively, (on a diluted per share basis) as a result of the FFO and Pro forma FFO growth, lower Capital Replacement spending associated with multi-phase capital projects started in prior years, and lower Capital Replacements due to the sale of approximately 7,000 apartment homes during 2013 and 3,700 apartment homes during the six months ended June 30, 2014. Standardized Capital Replacements associated with our conventional portfolio have increased as compared to 2013. As Aimco concentrates its investment capital in higher quality, higher price-point apartment communities, Capital Replacements are expected to decline as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of amounts of FFO, Pro forma FFO and AFFO to noncontrolling interests in the Aimco Operating Partnership, as well as the limited differences between Aimco’s and the Aimco Operating Partnership’s net income amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.
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
At June 30, 2014, we had $33.8 million in cash and cash equivalents and $223.6 million of restricted cash, a decrease in cash and cash equivalents of $21.9 million and an increase in restricted cash of $96.5 million from December 31, 2013. Restricted cash primarily consists of cash deposited into a 1031 exchange account in connection with potential tax-deferred exchange transactions, reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2014, our net cash provided by operating activities of $144.3 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2014 decreased by $28.7 million as compared to the three months ended June 30, 2013, primarily due to an increase in cash used for working capital requirements during 2014 as compared to 2013 and a decrease in the net operating income of our portfolio resulting from sales of apartment communities during 2014 and 2013.
Investing Activities
For the six months ended June 30, 2014, our net cash used in investing activities of $61.3 million consisted primarily of capital expenditures, sales proceeds deposited into a section 1031 exchange account in connection with potential tax-deferred exchange transactions, and purchases of real estate, partially offset by proceeds from our disposition of real estate. Capital expenditures totaled $182.4 million and $163.4 million during the six months ended June 30, 2014 and 2013, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales. We categorize our capital spending broadly into six primary categories: capital replacements, property upgrades, capital improvements, redevelopment, development, and casualty replacements spending. We monitor our spending in these categories based on capital additions related to apartment communities that we own and manage, and we do not include in these measures capital spending related to apartment communities sold or classified as held for sale at the end of the period, apartment communities that are not multi-family such as fitness facilities or apartment communities we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2014 and 2013 are presented below (in thousands):

	2014	2013
Capital Replacements	$20,942	$28,620
Capital Improvements	12,825	27,659
Property Upgrades	19,201	14,091
Redevelopment additions	106,107	72,574
Development additions	17,226	—
Casualty replacements	4,045	4,521
Total capital additions	180,346	147,465
Plus: additions related to apartment communities sold or held for sale	1,478	6,185
Plus: additions related to consolidated apartment communities not managed and other	—	150
Consolidated capital additions	181,824	153,800
Plus: net change in accrued capital spending	600	9,568
Capital expenditures per consolidated statement of cash flows	$182,424	$163,368
During the six months ended June 30, 2014, we invested $106.1 million in the redevelopment of six apartment communities.
During April 2014, we completed our Pacific Bay Vistas redevelopment, in San Bruno, California, which was 88% occupied as of July 30, 2014, and is expected to reach stabilized occupancy before the end of summer.
During the six months ended June 30, 2014, we continued construction at Lincoln Place, in Venice, California, and at The Preserve at Marin, in Corte Madera, California. Work at each of these communities is progressing as planned. As of June 30, 2014, 342 of the 391 completed apartment homes at Lincoln Place were occupied and 26 of the 36 completed apartment homes at The Preserve at Marin were occupied. In early July, and consistent with our redevelopment plan, the amenity building and the first of the newly constructed apartment homes at Lincoln Place were delivered. Also, in late July, the third of seven apartment buildings at The Preserve at Marin was delivered as planned.
Our estimated net investment in Lincoln Place represents total estimated capital costs of $390 million, reduced by $25 million of historic tax and other credits expected to be earned in connection with the redevelopment.
Information regarding our Lincoln Place and The Preserve at Marin redevelopment projects, as well as our One Canal Street development project, at June 30, 2014, is presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Lincoln Place, Venice, CA	795	$365	$341.3	Multiple	Multiple	1Q 2015	2Q 2015
The Preserve at Marin, Corte Madera, CA	126	126	101.5	4Q 2012	1Q 2014	1Q 2015	2Q 2015
One Canal Street, Boston, MA	310	190	33.1	4Q 2013	1Q 2016	2Q 2016	2Q 2017
Total	1,231	$681	$475.9
During the six months ended June 30, 2014, we also started the redevelopment of our 2900 on First community in Seattle, Washington. This first phase of the redevelopment includes the renovation of all 135 apartment homes, is on time and on budget, and the new product has been well received. During the three months ended June 30, 2014, we increased the scope of this redevelopment to include amenities such as a new fitness center, a redesigned courtyard to include a dog park, resident lounge and BBQ area, and other building interior and commercial space upgrades. We expect to invest approximately $8.2 million in these additional amenities and upgrades, bringing the total estimated redevelopment investment to $15.2 million, of which $4.5 million has been invested inception-to-date as of June 30, 2014.Also as a result of the increased scope of work, we expect to increase average revenue per apartment home at this community by an incremental $245 per month, bringing the project-wide incremental increase in average revenue per apartment home to $525 per month.
In addition to the projects discussed above, at June 30, 2014, we had two other redevelopment projects underway, The Sterling, located in Philadelphia, Pennsylvania, and The Palazzo at Park La Brea, located in West Los Angeles, California, with a total of 1,058 apartment homes, an estimated investment of $40.7 million, and an inception-to-date investment of $18.7 million.

We expect our conventional redevelopment and development investment for 2014 to range from approximately $200.0 million to $230.0 million. Approximately $140.0 million of our remaining planned investment in these redevelopment and development projects will be funded from committed construction loans, and we expect to fund the remainder of such investments from future sales of apartment communities with lower projected returns or in less desirable locations than these projects, as well as from operating cash flows generated from the operations of our retained portfolio of apartment communities.
For the six months ended June 30, 2014 and 2013, we capitalized $8.0 million and $9.1 million of interest costs, respectively, and $15.0 million and $17.4 million of other direct and indirect costs, respectively.
Financing Activities
For the six months ended June 30, 2014, our net cash used in financing activities of $104.9 million was primarily attributed to principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by proceeds from our issuance of preferred securities and proceeds from property loans.
Property Debt
At June 30, 2014, we had $4.2 billion of consolidated property debt outstanding, approximately 3.0% of which was variable rate. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
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
As of June 30, 2014, we had $53.4 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $502.1 million, net of the outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 2.78% at June 30, 2014. In addition to the cost of borrowings outstanding under our Credit Agreement, we recognize interest expense associated with the cost of having a credit facility, including deferred financing costs and an unused facility fee, which for the six months ended June 30, 2014, totaled $1.2 million. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Equity and Partners’ Capital Transactions
During the six months ended June 30, 2014, Aimco paid cash dividends or distributions totaling $1.4 million and $76.0 million, respectively, to preferred stockholders and common stockholders.
During the six months ended June 30, 2014, the Aimco Operating Partnership paid cash distributions totaling $4.6 million and $80.0 million to preferred unitholders and common unitholders, respectively, of which $1.4 million and $76.0 million, respectively, represented distributions to Aimco, and $3.2 million and $4.0 million, respectively, represented distributions paid to holders of OP Units. The distributions paid to the holders OP Units are reflected as distributions to noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated financial statements.
During the six months ended June 30, 2014, Aimco and the Aimco Operating Partnership paid cash distributions of $24.9 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to apartment community sales during 2013 and 2014.
During the six months ended June 30, 2014, Aimco purchased shares of its Series A Community Reinvestment Act Preferred Stock with a $10.0 million liquidation preference for $9.5 million. In connection with Aimco's purchase of this preferred stock, the Aimco Operating Partnership purchased from Aimco an equal number of the corresponding class of partnership preferred units.
During the six months ended June 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $24.15 (reflecting a public offering price of $25.00 per share, less an underwriting discount and transaction costs of approximately $0.85 per share). The offering generated net proceeds of $120.8 million.
During the six months ended June 30, 2014, Aimco also issued 117,400 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through an at-the-market, or ATM, offering program, for net proceeds per share of $25.14 (reflecting an average price to the public of $25.65 per share, less an underwriting discount and transaction costs of approximately $0.51 per share). The ATM offerings generated net proceeds of $3.0 million.

In connection with Aimco's preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at June 30, 2014, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the six months ended June 30, 2014.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the six months ended June 30, 2014. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2014, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the six months ended June 30, 2014.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the six months ended June 30, 2014, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the six months ended June 30, 2014.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2014	124,262	$29.79	N/A	N/A
May 1 - May 31, 2014	10,967	30.06	N/A	N/A
June 1 - June 30, 2014	4,763	31.40	N/A	N/A
Total	139,992	$29.87

(1)
The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases shares of its Common Stock, it is expected that Aimco will fund the repurchase with proceeds from a concurrent repurchase by the Aimco Operating Partnership of common partnership units held by Aimco at a price per unit that is equal to the price per share paid for its Common Stock.

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
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated May 15, 2014, is incorporated by this reference)

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: August 1, 2014