Form 10-Q
period 2014-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2014-10-31
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of October 30, 2014: 146,205,371
The number of Partnership Common Units outstanding as of October 30, 2014: 153,860,959

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2014, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of September 30, 2014, owned a 95.0% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.0% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,069,042	$6,332,723
Land	1,771,545	1,881,358
Total real estate	7,840,587	8,214,081
Less accumulated depreciation	(2,615,712)	(2,822,872)
Net real estate ($373,524 and $392,245 related to VIEs)	5,224,875	5,391,209
Cash and cash equivalents ($14,611 and $24,094 related to VIEs)	29,186	55,751
Restricted cash ($37,832 and $36,369 related to VIEs)	166,024	127,037
Other assets ($212,276 and $211,286 related to VIEs)	470,328	505,416
Assets held for sale	47,050	—
Total assets	$5,937,463	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($350,366 and $355,372 related to VIEs)	$3,947,786	$4,337,785
Revolving credit facility borrowings	14,450	50,400
Total indebtedness	3,962,236	4,388,185
Accounts payable	40,166	43,161
Accrued liabilities and other ($129,609 and $140,910 related to VIEs)	288,688	287,595
Deferred income	86,853	107,775
Liabilities related to assets held for sale	37,056	—
Total liabilities	4,414,999	4,826,716
Preferred noncontrolling interests in Aimco Operating Partnership	78,909	79,953
Commitments and contingencies (Note 6)	—	—
Equity:
Perpetual Preferred Stock	186,126	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 146,205,371 and 145,917,387 shares issued/outstanding at September 30, 2014 and December 31, 2013, respectively	1,462	1,459
Additional paid-in capital	3,694,101	3,701,339
Accumulated other comprehensive loss	(5,517)	(4,602)
Distributions in excess of earnings	(2,647,921)	(2,798,853)
Total Aimco equity	1,228,251	967,457
Noncontrolling interests in consolidated real estate partnerships	234,076	233,008
Common noncontrolling interests in Aimco Operating Partnership	(18,772)	(27,721)
Total equity	1,443,555	1,172,744
Total liabilities and equity	$5,937,463	$6,079,413

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Rental and other property revenues	$239,873	$236,546	$719,501	$700,734
Tax credit and asset management revenues	6,970	7,397	22,684	22,458
Total revenues	246,843	243,943	742,185	723,192

OPERATING EXPENSES
Property operating expenses	95,174	93,898	288,816	282,064
Investment management expenses	1,279	373	3,552	3,503
Depreciation and amortization	69,437	72,040	211,143	221,588
Provision for real estate impairment losses	1,413	—	1,413	—
General and administrative expenses	10,665	10,962	31,322	33,894
Other expenses, net	1,408	2,158	7,397	6,281
Total operating expenses	179,376	179,431	543,643	547,330
Operating income	67,467	64,512	198,542	175,862
Interest income	1,787	3,587	5,187	12,652
Interest expense	(57,806)	(59,648)	(168,613)	(175,724)
Other, net	1,733	(1,563)	(57)	(4,812)
Income before income taxes, discontinued operations and gain on dispositions	13,181	6,888	35,059	7,978
Income tax benefit (expense)	5,005	87	13,110	(187)
Income from continuing operations	18,186	6,975	48,169	7,791
Income from discontinued operations, net	—	72,435	—	81,431
Gain on dispositions of real estate, net of tax	126,329	—	262,483	—
Net income	144,515	79,410	310,652	89,222
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(8,337)	(6,776)	(21,952)	4,336
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,601)	(1,606)	(4,808)	(4,818)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(6,549)	(3,796)	(13,895)	(4,668)
Net income attributable to noncontrolling interests	(16,487)	(12,178)	(40,655)	(5,150)
Net income attributable to Aimco	128,028	67,232	269,997	84,072
Net income attributable to Aimco preferred stockholders	(2,875)	(702)	(5,087)	(2,105)
Net income attributable to participating securities	(447)	(262)	(962)	(418)
Net income attributable to Aimco common stockholders	$124,706	$66,268	$263,948	$81,549
Earnings attributable to Aimco per common share – basic (Note 7):
Income from continuing operations	$0.86	$0.04	$1.81	$0.03
Net income	$0.86	$0.46	$1.81	$0.56
Earnings attributable to Aimco per common share – diluted (Note 7):
Income from continuing operations	$0.85	$0.04	$1.81	$0.03
Net income	$0.85	$0.46	$1.81	$0.56
Dividends declared per common share	$0.26	$0.24	$0.78	$0.72

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$144,515	$79,410	$310,652	$89,222
Other comprehensive loss:
Unrealized (losses) gains on interest rate swaps	(61)	(185)	(1,488)	1,423
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	421	422	1,265	1,258
Unrealized losses on debt securities classified as available-for-sale	(566)	(1,384)	(618)	(4,440)
Other comprehensive loss	(206)	(1,147)	(841)	(1,759)
Comprehensive income	144,309	78,263	309,811	87,463
Comprehensive income attributable to noncontrolling interests	(16,555)	(12,132)	(40,728)	(5,316)
Comprehensive income attributable to Aimco	$127,754	$66,131	$269,083	$82,147

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310,652	$89,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,143	221,588
Gain on dispositions of real estate, net of tax	(262,483)	—
Provision for real estate impairment losses	1,413	—
Discontinued operations	—	(63,424)
Other adjustments	(1,209)	11,443
Net changes in operating assets and operating liabilities	(26,127)	(10,706)
Net cash provided by operating activities	233,389	248,123
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(132,463)	(50,727)
Capital expenditures	(277,214)	(275,116)
Proceeds from dispositions of real estate	564,687	120,736
Purchases of corporate assets	(6,405)	(8,618)
Purchase of property loans	—	(119,101)
Change in restricted cash	(33,784)	17,802
Other investing activities	854	15,865
Net cash provided by (used in) investing activities	115,675	(299,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	83,130	187,642
Principal repayments on non-recourse property debt	(376,713)	(295,725)
Net (repayments) borrowings on revolving credit facility	(35,950)	298,550
Proceeds from issuance of Preferred Stock	123,620	—
Repurchase of Preferred Stock	(9,516)	—
Proceeds from Common Stock option exercises	587	993
Payment of dividends to holders of Preferred Stock	(3,481)	(2,104)
Payment of dividends to holders of Common Stock	(113,988)	(105,033)
Payment of distributions to noncontrolling interests	(42,969)	(33,835)
Other financing activities	(349)	(16,243)
Net cash (used in) provided by financing activities	(375,629)	34,245
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,565)	(16,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,186	$67,622

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Buildings and improvements	$6,069,042	$6,332,723
Land	1,771,545	1,881,358
Total real estate	7,840,587	8,214,081
Less accumulated depreciation	(2,615,712)	(2,822,872)
Net real estate ($373,524 and $392,245 related to VIEs)	5,224,875	5,391,209
Cash and cash equivalents ($14,611 and $24,094 related to VIEs)	29,186	55,751
Restricted cash ($37,832 and $36,369 related to VIEs)	166,024	127,037
Other assets ($212,276 and $211,286 related to VIEs)	470,328	505,416
Assets held for sale	47,050	—
Total assets	$5,937,463	$6,079,413

LIABILITIES AND EQUITY
Non-recourse property debt ($350,366 and $355,372 related to VIEs)	$3,947,786	$4,337,785
Revolving credit facility borrowings	14,450	50,400
Total indebtedness	3,962,236	4,388,185
Accounts payable	40,166	43,161
Accrued liabilities and other ($129,609 and $140,910 related to VIEs)	288,688	287,595
Deferred income	86,853	107,775
Liabilities related to assets held for sale	37,056	—
Total liabilities	4,414,999	4,826,716
Redeemable preferred units	78,909	79,953
Commitments and contingencies (Note 6)	—	—
Partners’ Capital:
Preferred units	186,126	68,114
General Partner and Special Limited Partner	1,042,125	899,343
Limited Partners	(18,772)	(27,721)
Partners’ capital attributable to the Aimco Operating Partnership	1,209,479	939,736
Noncontrolling interests in consolidated real estate partnerships	234,076	233,008
Total partners’ capital	1,443,555	1,172,744
Total liabilities and partners’ capital	$5,937,463	$6,079,413

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Rental and other property revenues	$239,873	$236,546	$719,501	$700,734
Tax credit and asset management revenues	6,970	7,397	22,684	22,458
Total revenues	246,843	243,943	742,185	723,192

OPERATING EXPENSES
Property operating expenses	95,174	93,898	288,816	282,064
Investment management expenses	1,279	373	3,552	3,503
Depreciation and amortization	69,437	72,040	211,143	221,588
Provision for real estate impairment losses	1,413	—	1,413	—
General and administrative expenses	10,665	10,962	31,322	33,894
Other expenses, net	1,408	2,158	7,397	6,281
Total operating expenses	179,376	179,431	543,643	547,330
Operating income	67,467	64,512	198,542	175,862
Interest income	1,787	3,587	5,187	12,652
Interest expense	(57,806)	(59,648)	(168,613)	(175,724)
Other, net	1,733	(1,563)	(57)	(4,812)
Income before income taxes, discontinued operations and gain on dispositions	13,181	6,888	35,059	7,978
Income tax benefit (expense)	5,005	87	13,110	(187)
Income from continuing operations	18,186	6,975	48,169	7,791
Income from discontinued operations, net	—	72,435	—	81,431
Gain on dispositions of real estate, net of tax	126,329	—	262,483	—
Net income	144,515	79,410	310,652	89,222
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(8,337)	(6,776)	(21,952)	4,336
Net income attributable to the Aimco Operating Partnership	136,178	72,634	288,700	93,558
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,476)	(2,308)	(9,895)	(6,923)
Net income attributable to participating securities	(447)	(262)	(962)	(418)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$131,255	$70,064	$277,843	$86,217
Earnings attributable to the Aimco Operating Partnership per common unit – basic (Note 7):
Income from continuing operations	$0.86	$0.04	$1.81	$0.03
Net income	$0.86	$0.46	$1.81	$0.56
Earnings attributable to the Aimco Operating Partnership per common unit – diluted (Note 7):
Income from continuing operations	$0.85	$0.04	$1.81	$0.03
Net income	$0.85	$0.46	$1.81	$0.56
Distributions declared per common unit	$0.26	$0.24	$0.78	$0.72

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$144,515	$79,410	$310,652	$89,222
Other comprehensive loss:
Unrealized (losses) gains on interest rate swaps	(61)	(185)	(1,488)	1,423
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	421	422	1,265	1,258
Unrealized losses on debt securities classified as available-for-sale	(566)	(1,384)	(618)	(4,440)
Other comprehensive loss	(206)	(1,147)	(841)	(1,759)
Comprehensive income	144,309	78,263	309,811	87,463
Comprehensive (income) loss attributable to noncontrolling interests	(8,419)	(6,790)	(22,073)	4,065
Comprehensive income attributable to the Aimco Operating Partnership	$135,890	$71,473	$287,738	$91,528

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310,652	$89,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,143	221,588
Gain on dispositions of real estate, net of tax	(262,483)	—
Provision for real estate impairment losses	1,413	—
Discontinued operations	—	(63,424)
Other adjustments	(1,209)	11,443
Net changes in operating assets and operating liabilities	(26,127)	(10,706)
Net cash provided by operating activities	233,389	248,123
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(132,463)	(50,727)
Capital expenditures	(277,214)	(275,116)
Proceeds from dispositions of real estate	564,687	120,736
Purchases of corporate assets	(6,405)	(8,618)
Purchase of property loans	—	(119,101)
Change in restricted cash	(33,784)	17,802
Other investing activities	854	15,865
Net cash provided by (used in) investing activities	115,675	(299,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	83,130	187,642
Principal repayments on non-recourse property debt	(376,713)	(295,725)
Net (repayments) borrowings on revolving credit facility	(35,950)	298,550
Proceeds from issuance of Preferred Units to Aimco	123,620	—
Repurchase of Preferred Units from Aimco	(9,516)	—
Proceeds from Aimco Common Stock option exercises	587	993
Payment of distributions to holders of Preferred Units	(8,289)	(6,922)
Payment of distributions to General Partner and Special Limited Partner	(113,988)	(105,033)
Payment of distributions to Limited Partners	(6,020)	(5,738)
Payment of distributions to noncontrolling interests	(32,141)	(23,279)
Other financing activities	(349)	(16,243)
Net cash (used in) provided by financing activities	(375,629)	34,245
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,565)	(16,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,186	$67,622

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At September 30, 2014, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,862,956 common partnership units and equivalents outstanding. At September 30, 2014, Aimco owned 146,205,371 of the common partnership units (95.0% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2014, we owned an equity interest in 143 conventional apartment communities with 43,306 apartment homes and 61 affordable apartment communities with 9,142 apartment homes. Of these, we consolidated 139 conventional apartment communities with 43,164 apartment homes and 54 affordable apartment communities with 8,455 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the nine months ended September 30, 2014.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
As of September 30, 2014, we were the primary beneficiary of, and therefore consolidated, 63 VIEs, which owned 49 apartment communities with 7,656 apartment homes. Substantially all these VIEs are partnerships that are involved in the ownership or operation of qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $373.5 million collateralized $350.4 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at September 30, 2014, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2013 to September 30, 2014 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2013	$79,953
Distributions to preferred unitholders	(4,808)
Redemption of preferred units and other	(1,044)
Net income	4,808
Balance, September 30, 2014	$78,909

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2013 to September 30, 2014 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2013	$967,457	$233,008	$(27,721)	$1,172,744
Contributions	—	10,915	—	10,915
Issuance of preferred stock	123,620	—	—	123,620
Repurchase of preferred stock	(9,516)	—	—	(9,516)
Preferred stock dividends	(5,314)	—	—	(5,314)
Common dividends and distributions	(113,988)	(31,821)	(6,020)	(151,829)
Redemptions of common OP Units	—	—	(7,581)	(7,581)
Amortization of stock-based compensation cost	4,824	—	—	4,824
Stock option exercises	587	—	—	587
Effect of changes in ownership for consolidated entities	(8,690)	(76)	8,703	(63)
Change in accumulated other comprehensive loss	(914)	121	(48)	(841)
Other	188	(23)	—	165
Net income	269,997	21,952	13,895	305,844
Balance, September 30, 2014	$1,228,251	$234,076	$(18,772)	$1,443,555
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2013 to September 30, 2014 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2013	$939,736
Issuance of Preferred Units to Aimco	123,620
Repurchase of Preferred Units from Aimco	(9,516)
Distributions to preferred units held by Aimco	(5,314)
Distributions to common units held by Aimco	(113,988)
Distributions to common units held by Limited Partners	(6,020)
Redemption of common OP Units	(7,581)
Amortization of Aimco stock-based compensation cost	4,824
Common OP Units issued to Aimco in connection with Aimco stock option exercises	587
Effect of changes in ownership for consolidated entities	13
Change in accumulated other comprehensive loss	(962)
Other	188
Net income	283,892
Balance, September 30, 2014	$1,209,479
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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern, or ASU 2014-15. ASU 2014-15 requires management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

This evaluation should include consideration of whether it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued, and should initially take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date that the financial statements are issued (e.g. plans to raise capital, borrow money, restructure debt, etc). Entities must disclose the principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, as well as management’s evaluation of those conditions and potential plans for mitigation.

ASU 2014-15 is effective for all entities for annual reporting periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect ASU 2014-15 to have a material effect on our consolidated financial statements.

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
Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally do not meet the requirements for reporting within discontinued operations. During the three and nine months ended September 30, 2014, we sold 15 and 26 consolidated apartment communities with an aggregate of 4,635 and 8,368 apartment homes, respectively. Based on our prospective application of the revised discontinued operation definition, the results of operations for the three and nine months ended September 30, 2014 and 2013, for these apartment communities are reflected within income from continuing operations in our condensed consolidated statements of operations. These apartment communities generated $2.5 million and $16.0 million of income (before gain on dispositions) prior to their sale during the three and nine months ended September 30, 2014, respectively. The sale of these apartment communities resulted in gains on disposition of real estate of $126.3 million (which is net of $21.1 million of related income taxes) and $262.5 million (which is net of $29.8 million of related income taxes), respectively, for the three and nine months ended September 30, 2014, which are reflected below income from discontinued

operations within our condensed consolidated statements of operations. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $13.6 million and $22.1 million for consolidated dispositions during the three and nine months ended September 30, 2014, respectively. In addition to the sales of consolidated apartment communities, during the nine months ended September 30, 2014, we sold our partnership interests in ten unconsolidated apartment communities with 439 apartment homes, for gross proceeds to us of $0.1 million.
In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For years ended December 31, 2013 or earlier, and interim periods within those years, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. During the three and nine months ended September 30, 2013, we sold 8 and 13 consolidated apartment communities with an aggregate of 2,280 and 2,510 apartment homes, respectively, and during the year ended December 31, 2013, we sold 29 consolidated apartment communities with an aggregate of 6,953 apartment homes. The results of operations for the three and nine months ended September 30, 2013, for those apartment communities sold as of December 31, 2013, and gains related to apartment communities sold during the three and nine months ended September 30, 2013, are included in discontinued operations and are summarized below, along with the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests (in thousands).

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Rental and other property revenues	$17,969	$55,236
Property operating expenses	(8,843)	(25,471)
Depreciation and amortization	(4,741)	(14,459)
(Provision for) recovery of real estate impairment losses	(108)	16
Operating income	4,277	15,322
Interest income	123	316
Interest expense	(3,700)	(12,074)
Income before gain on dispositions of real estate and income tax	700	3,564
Gain on dispositions of real estate	74,664	80,656
Income tax expense	(2,929)	(2,789)
Income from discontinued operations, net	$72,435	$81,431
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(8,079)	(548)
Income from discontinued operations attributable to the Aimco Operating Partnership	64,356	80,883
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(3,443)	(4,309)
Income from discontinued operations attributable to Aimco	$60,913	$76,574
The gain on dispositions for the three and nine months ended September 30, 2013, is net of incremental direct costs incurred in connection with the transactions, including $5.4 million and $6.4 million, respectively, of prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities sold. For periods prior to our adoption of ASU 2014-08, we classified interest expense related to property debt within discontinued operations when the related apartment community was sold or classified as held for sale.
In connection with sales of apartment communities during the nine months ended September 30, 2014, the purchasers assumed approximately $56.9 million of non-recourse property debt. In connection with sales of apartment communities during the nine months ended September 30, 2013, the purchasers assumed approximately $48.3 million of non-recourse property debt.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of September 30, 2014, we had five apartment communities with a total of 667 apartment homes classified as held for sale. During the three and nine months ended September 30, 2014, we recognized a $1.4 million provision for real estate impairment loss related to an asset classified as held for sale as of September 30, 2014. The impairment loss related to estimated costs to sell, inclusive of a debt prepayment penalty.

Note 4 — Other Significant Transactions
Investment in Apartment Communities
During the three months ended September 30, 2014, we acquired for $118.5 million a 600-apartment home community located in the Denver, Colorado suburb of Aurora. In connection with this acquisition, we preliminarily allocated $1.6 million of the purchase price to in-place lease intangible assets, resulting in a total fair value of $116.9 million allocated to real estate.
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
At September 30, 2014, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 57 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Real estate, net	$119,416	$120,175
Cash and cash equivalents	21,448	22,602
Investment in unconsolidated real estate partnerships	8,065	10,817
Other assets	10,731	10,255
Total assets	$159,660	$163,849

Total indebtedness	$106,642	$106,032
Accrued and other liabilities	6,135	19,263
Total liabilities	$112,777	$125,295

Noncontrolling interests in consolidated real estate partnerships	45,267	35,818
Equity attributable to Aimco and the Aimco Operating Partnership	1,616	2,736
Total liabilities and equity	$159,660	$163,849
During the nine months ended September 30, 2014, approximately $9.2 million of non-recourse debt payable to a noncontrolling limited partner was contributed to the partnership's capital, pursuant to the dissolution provisions of the partnership, resulting in an increase in noncontrolling interests.

Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net loss related to Napico (before noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$9,884	$5,676	$21,234	$18,036
Expenses	(5,114)	(5,311)	(15,992)	(16,107)
Equity loss of unconsolidated entities, gains or losses on dispositions and other, net	(3,246)	(2,188)	(5,198)	(7,663)
Net income (loss) related to legacy asset management business	1,524	(1,823)	44	(5,734)
Income tax benefit (expense) associated with legacy asset management business	101	8	411	(27)
(Income) loss allocated to noncontrolling interests in consolidated real estate partnerships	(1,768)	1,725	(1,580)	5,976
Net (losses) income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$(143)	$(90)	$(1,125)	$215
The results of operations for the consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, are presented within income from discontinued operations in our consolidated statement of operations for the three and nine months ended September 30, 2013, and are excluded from the summary above. Revenues increased during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, due to an adjustment to increase subsidized rents to reflect current market rates for one of the apartment communities in this portfolio.
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
Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $24.15 (reflecting a public offering price of $25.00 per share, less an underwriting discount and transaction costs of approximately $0.85 per share). The offering generated net proceeds of $120.8 million.
During the nine months ended September 30, 2014, Aimco also issued 117,400 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through an at-the-market, or ATM, offering program for net proceeds per share of $25.14 (reflecting an average price to the public of $25.65 per share, less an underwriting discount and transaction costs of approximately $0.51 per share). The ATM offerings generated net proceeds of $3.0 million.
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

Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2012	$59,145	$(7,968)	$51,177
Investment accretion included in interest income	2,556	—	2,556
Unrealized losses included in interest expense	—	(36)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,258	1,258
Unrealized (losses) gains included in equity and partners’ capital	(4,440)	1,423	(3,017)
Fair value at September 30, 2013	$57,261	$(5,323)	$51,938

Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion included in interest income	2,833	—	2,833
Unrealized losses included in interest expense	—	(36)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,265	1,265
Unrealized losses included in equity and partners’ capital	(618)	(1,488)	(2,106)
Fair value at September 30, 2014	$60,623	$(4,863)	$55,760
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold the most subordinate position in the securitization, along with several mezzanine positions. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2014, was approximately 6.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $62.6 million and $59.8 million at September 30, 2014 and December 31, 2013, respectively. The amortized cost exceeded the fair value of the most subordinate position at September 30, 2014, primarily due to increases in market interest rates and a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate position is temporary and we have not recognized any of the loss in value in earnings.
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
As of September 30, 2014 and December 31, 2013, we had interest rate swaps with aggregate notional amounts of $50.4 million and $50.7 million, respectively. As of September 30, 2014, these swaps had a weighted average remaining term of 6.3 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at September 30, 2014, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at September 30, 2014 and December 31, 2013, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.2 billion and $4.5 billion at September 30, 2014 and December 31, 2013, respectively, as compared to aggregate carrying amounts of $4.0 billion and $4.4 billion, respectively. Substantially all of the difference between the fair value and the carrying value relates to apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction related contracts. Additionally, pursuant to financing and/or other arrangements on our One Canal Street, Lincoln Place, and The Preserve at Marin projects, we are contractually obligated to complete the planned activities. As of September 30, 2014, our commitments related to these capital activities totaled approximately $189.6 million, most of which we expect to incur during the next 12 months. We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
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
Environmental
Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials that may have impacted an apartment community as a result of historical property uses or off-site sources. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection therewith or with respect to the improper management of hazardous materials. Moreover, the presence of hazardous materials at an apartment community could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose cleanup liability on anyone who arranges for the disposal or treatment of these materials at an off-site facility owned by a third party (such as a landfill) even if the treatment or disposal facility is properly licensed and operated in compliance with applicable law. In connection with the ownership, operation and management of apartment communities, we could potentially be responsible for environmental liabilities or costs associated with our current apartment communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past.
We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding environmental conditions identified in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The EPA alleges that a dry cleaner that operated on our former property, prior to our ownership, discharged hazardous materials into the sanitary sewers and the environment.  Based on our review of the scientific data, we believe that the presence of hazardous materials in the area under review by the EPA is attributable to neighboring property owners (including an auto parts manufacturer), and not the dry cleaner.  Although the outcome of these discussions is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2014, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings per Share/Unit
Aimco
Aimco calculates earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$18,186	$6,975	$48,169	$7,791
Gain on dispositions of real estate, net of tax	126,329	—	262,483	—
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(16,487)	(656)	(40,655)	(293)
Income attributable to preferred stockholders	(2,875)	(702)	(5,087)	(2,105)
Income attributable to participating securities	(447)	(262)	(962)	(418)
Income from continuing operations attributable to Aimco common stockholders	$124,706	$5,355	$263,948	$4,975

Income from discontinued operations	$—	$72,435	$—	$81,431
Income from discontinued operations attributable to noncontrolling interests	—	(11,522)	—	(4,857)
Income from discontinued operations attributable to Aimco common stockholders	$—	$60,913	$—	$76,574

Net income	$144,515	$79,410	$310,652	$89,222
Net income attributable to noncontrolling interests	(16,487)	(12,178)	(40,655)	(5,150)
Net income attributable to preferred stockholders	(2,875)	(702)	(5,087)	(2,105)
Net income attributable to participating securities	(447)	(262)	(962)	(418)
Net income attributable to Aimco common stockholders	$124,706	$66,268	$263,948	$81,549

Denominator:
Weighted average common shares outstanding – basic	145,672	145,334	145,601	145,274
Dilutive potential common shares	432	229	323	268
Weighted average common shares outstanding – diluted	146,104	145,563	145,924	145,542

Earnings attributable to Aimco per common share – basic:
Income from continuing operations	$0.86	$0.04	$1.81	$0.03
Income from discontinued operations	—	0.42	—	0.53
Net income	$0.86	$0.46	$1.81	$0.56

Earnings attributable to Aimco per common share – diluted:
Income from continuing operations	$0.85	$0.04	$1.81	$0.03
Income from discontinued operations	—	0.42	—	0.53
Net income	$0.85	$0.46	$1.81	$0.56

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$18,186	$6,975	$48,169	$7,791
Gain on dispositions of real estate, net of tax	126,329	—	262,483	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(8,337)	1,303	(21,952)	4,884
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,476)	(2,308)	(9,895)	(6,923)
Income attributable to participating securities	(447)	(262)	(962)	(418)
Income from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$131,255	$5,708	$277,843	$5,334

Income from discontinued operations	$—	$72,435	$—	$81,431
Income from discontinued operations attributable to noncontrolling interests	—	(8,079)	—	(548)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$64,356	$—	$80,883

Net income	$144,515	$79,410	$310,652	$89,222
Net (income) loss attributable to noncontrolling interests	(8,337)	(6,776)	(21,952)	4,336
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,476)	(2,308)	(9,895)	(6,923)
Net income attributable to participating securities	(447)	(262)	(962)	(418)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$131,255	$70,064	$277,843	$86,217

Denominator:
Weighted average common units outstanding – basic	153,337	153,287	153,326	153,242
Dilutive potential common units	432	229	323	268
Weighted average common units outstanding – diluted	153,769	153,516	153,649	153,510

Earnings attributable to the Aimco Operating Partnership per common unit – basic:
Income from continuing operations	$0.86	$0.04	$1.81	$0.03
Income from discontinued operations	—	0.42	—	0.53
Net income	$0.86	$0.46	$1.81	$0.56

Earnings attributable to the Aimco Operating Partnership per common unit – diluted:
Income from continuing operations	$0.85	$0.04	$1.81	$0.03
Income from discontinued operations	—	0.42	—	0.53
Net income	$0.85	$0.46	$1.81	$0.56

Aimco and the Aimco Operating Partnership
As of September 30, 2014, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 2.5 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and nine months ended September 30, 2014 and 2013, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million and 0.6 million at September 30, 2014 and 2013, respectively. The effect of participating securities is included in basic and diluted earnings per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit. As of September 30, 2014, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $78.9 million and were potentially redeemable for approximately 2.5 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 143 apartment communities with 43,306 apartment homes at September 30, 2014. Our affordable real estate operations consisted of 61 apartment communities with 9,142 apartment homes at September 30, 2014, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we manage.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2014:
Rental and other property revenues (3)	$195,965	$23,728	$8,148	$12,032	$239,873
Tax credit and asset management revenues	—	—	—	6,970	6,970
Total revenues	195,965	23,728	8,148	19,002	246,843
Property operating expenses (3)	67,646	9,278	2,822	15,428	95,174
Investment management expenses	—	—	—	1,279	1,279
Depreciation and amortization (3)	—	—	—	69,437	69,437
Provision for real estate impairment losses (3)	—	—	—	1,413	1,413
General and administrative expenses	—	—	—	10,665	10,665
Other expenses, net	—	—	—	1,408	1,408
Total operating expenses	67,646	9,278	2,822	99,630	179,376
Net operating income (loss)	128,319	14,450	5,326	(80,628)	67,467
Other items included in continuing operations	—	—	—	(49,281)	(49,281)
Income (loss) from continuing operations	$128,319	$14,450	$5,326	$(129,909)	$18,186

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2013:
Rental and other property revenues (3)	$181,691	$23,238	$7,794	$23,823	$236,546
Tax credit and asset management revenues	—	—	—	7,397	7,397
Total revenues	181,691	23,238	7,794	31,220	243,943
Property operating expenses (3)	63,071	9,379	2,760	18,688	93,898
Investment management expenses	—	—	—	373	373
Depreciation and amortization (3)	—	—	—	72,040	72,040
General and administrative expenses	—	—	—	10,962	10,962
Other expenses, net	—	—	—	2,158	2,158
Total operating expenses	63,071	9,379	2,760	104,221	179,431
Net operating income (loss)	118,620	13,859	5,034	(73,001)	64,512
Other items included in continuing operations	—	—	—	(57,537)	(57,537)
Income (loss) from continuing operations	$118,620	$13,859	$5,034	$(130,538)	$6,975

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2014:
Rental and other property revenues (3)	$573,171	$70,731	$24,110	$51,489	$719,501
Tax credit and asset management revenues	—	—	—	22,684	22,684
Total revenues	573,171	70,731	24,110	74,173	742,185
Property operating expenses (3)	198,977	29,143	7,915	52,781	288,816
Investment management expenses	—	—	—	3,552	3,552
Depreciation and amortization (3)	—	—	—	211,143	211,143
Provision for real estate impairment losses (3)	—	—	—	1,413	1,413
General and administrative expenses	—	—	—	31,322	31,322
Other expenses, net	—	—	—	7,397	7,397
Total operating expenses	198,977	29,143	7,915	307,608	543,643
Net operating income (loss)	374,194	41,588	16,195	(233,435)	198,542
Other items included in continuing operations	—	—	—	(150,373)	(150,373)
Income (loss) from continuing operations	$374,194	$41,588	$16,195	$(383,808)	$48,169

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2013:
Rental and other property revenues (3)	$537,639	$69,660	$23,005	$70,430	$700,734
Tax credit and asset management revenues	—	—	—	22,458	22,458
Total revenues	537,639	69,660	23,005	92,888	723,192
Property operating expenses (3)	188,812	28,302	8,073	56,877	282,064
Investment management expenses	—	—	—	3,503	3,503
Depreciation and amortization (3)	—	—	—	221,588	221,588
General and administrative expenses	—	—	—	33,894	33,894
Other expenses, net	—	—	—	6,281	6,281
Total operating expenses	188,812	28,302	8,073	322,143	547,330
Net operating income (loss)	348,827	41,358	14,932	(229,255)	175,862
Other items included in continuing operations	—	—	—	(168,071)	(168,071)
Income (loss) from continuing operations	$348,827	$41,358	$14,932	$(397,326)	$7,791

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. As discussed in Note 3, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the segment presentation above, the current year and prior year operating results for apartment communities sold or classified as held for sale during 2014 are presented within the Corporate and Amounts Not Allocated to Segments column. The operating results for the three and nine months ended September 30, 2013, for apartment communities sold through December 31, 2013, are presented within discontinued operations and are accordingly excluded from the segment presentation above.

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

For the nine months ended September 30, 2014 and 2013, capital additions related to our conventional segment totaled $270.4 million and $249.8 million, respectively, and capital additions related to our affordable segment totaled $6.6 million and $7.0 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rates and property operating results; the effect of acquisitions, dispositions, developments and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; possible payment of a special dividend to stockholders; and our ability to comply with debt covenants, including financial coverage ratios.
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, developments and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
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

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At September 30, 2014, our conventional property operations included 143 apartment communities with 43,306 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At September 30, 2014, our affordable property operations consisted of 61 apartment communities with 9,142 apartment homes in which we held an average ownership of approximately 93%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Property Operations heading) during the nine months ended September 30, 2014. We may sell our affordable apartment communities and reinvest the proceeds in our conventional portfolio as the tax credit delivery or compliance periods expire, which expirations occur primarily between 2015 and 2023.
For the three months ended September 30, 2014, excluding the results of apartment communities that were sold, our conventional portfolio had average revenue per effective apartment home of $1,649 and provided 65% operating margins and 58% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community's property net operating income, less capital spending required to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of actual apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 15.6% from average revenues of $1,426 for the three months ended September 30, 2013, as a result of year-over-year per home revenue growth of 4.2% for our conventional same store apartment communities and the sale of conventional apartment communities during 2014 and 2013 with average revenues per home substantially lower than the apartment communities in the retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions. During the three months ended September 30, 2014, on average, combined conventional same store new and renewal lease rates were 6.0% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality market-rate apartment communities, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as "B" quality apartment communities those earning rents 90% to 125% of the local market average and as “C+” quality apartment communities those earning rents lower than 90% of the local market average, but greater than $1,100 per month. We classify as “B/B+" quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C+,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of apartment communities with lower projected returns, lower operating margins, and lower expected future rent growth, and we reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades, capital improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy though leverage neutral, tax-efficient paired trades when the projected FCF internal rate of return exceeds that of the apartment community sold and portfolio quality is enhanced. For the purpose of comparing FCF of dispositions to future investments, we calculate FCF internal rate of return using an annual assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community.
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
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the nine months ended September 30, 2014, we upgraded our portfolio through the acquisition, for $118.5 million, of a 600-apartment home community located in Aurora, Colorado, ten miles east of Denver. The community is located on the Anschutz Medical Campus in the heart of the Fitzsimons Life Sciences District, which is anchored by the University of Colorado Health Sciences Center, Children’s Hospital Colorado, and the U.S. Department of Veteran’s Affairs Hospital. The

Campus is currently home to more than 20,000 jobs, a total expected to increase to 45,000 upon completion of planned medical, bioscience, and research facilities. 21 Fitzsimons has been designated as the "Town Center" for residential and retail use in the Fitzsimons master plan and is located on the only land within the campus currently zoned for multifamily use.
21 Fitzsimons was constructed in three phases. The first phase, consisting of 240 apartment homes, state-of-the-art amenities and approximately 16,000 square feet of commercial space, was completed in 2008. In 2012, 187 additional apartment homes were constructed. The third phase of construction, consisting of 173 apartment homes, additional amenities and an additional 1,400 square feet of commercial space, was completed in September 2014. The apartment community was 96.2% occupied as of September 30, 2014, with average monthly revenues of $1,365 per apartment home, making this an "A" quality asset. This acquisition increases our exposure to Denver, which is a robust market to which we are underallocated.
During the nine months ended September 30, 2014, we also acquired for $12.0 million two buildings containing a total of 40 apartment homes in the Upper East Side of Manhattan. Each of these two buildings is contiguous to other buildings we own and operate in Manhattan, allowing for operational efficiency, as well as the assemblage of air rights. The apartment buildings we acquired had average revenues per home of $2,120 at the date of their acquisition. We intend to add value to the apartment buildings through redevelopment of apartment homes and operational improvements.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Adjusted EBITDA below 7.0x and Adjusted EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on a proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the securitization discussed above. Our leverage ratios for the trailing twelve month periods ended September 30, 2014 and 2013, are presented below:

Trailing Twelve Months Ended September 30,
	2014	2013
Debt to Adjusted EBITDA	6.6x	7.8x
Debt and Preferred Equity to Adjusted EBITDA	7.1x	8.0x
Adjusted EBITDA Coverage of Interest	2.7x	2.5x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.6x	2.4x
We expect future leverage reduction from both earnings growth, especially as apartment communities now being redeveloped are completed, and from regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of September 30, 2014, this pool included 13 consolidated apartment communities, which we expect to hold beyond 2014, with an estimated fair value of approximately $750.0 million. We expect to unencumber an additional two apartment communities during the balance of 2014, bringing the size of our unencumbered pool to approximately $1.0 billion.
In April 2014, one of the rating agencies rating us upgraded our credit rating outlook, from BB+ (stable) to BB+ (positive). During its review, this agency also outlined the factors that would have a positive impact on our ratings, which include: reducing our leverage, as measured by a debt to EBITDA ratio, closer to the low end of the range of 7.0x to 7.5x; reducing our ratio of debt to undepreciated capital (defined as the sum of debt, equity and accumulated depreciation), to 50% or lower; and continuing to strengthen our fixed charge coverage ratio such that the agency believes a 2.0x coverage is achievable.
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
In addition to lowering the cost of borrowings under our line of credit, an increase in our credit rating to an investment grade may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital and provide other intangible benefits.
At September 30, 2014, approximately 93% of our leverage consisted of property-level, non-recourse, long-dated debt and 7% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.4 years, with no maturities during the remainder of 2014, and on average, 7.6% of our unpaid principal balance maturing per year from 2015 through 2017. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
During the nine months ended September 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering. The offering generated net proceeds of $120.8 million, which we used primarily to repay outstanding borrowings under our Credit Agreement.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As of September 30, 2014, we had $14.5 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $543.1 million, net of the outstanding borrowings and $42.4 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants as specified by the lenders, as well as other covenants customary to similar revolving credit arrangements. For the twelve month period ended September 30, 2014, our Debt Service and Fixed Charge Coverage ratios were 1.81x and 1.74x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.73x and 1.68x, respectively, for the twelve month period ended September 30, 2013. We expect to remain in compliance with these covenants during the next 12 months. The Fixed Charge Coverage covenant will increase in 2015 to 1.40x.
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
Overview
Highlights of our results of operations for the three months ended September 30, 2014, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended September 30, 2014, increased by 4.4% and 4.5%, respectively, resulting in a 4.4% increase in net operating income as compared to the three months ended September 30, 2013;

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 15.6%, from $1,426 for the three months ended September 30, 2013 to $1,649 for the three months ended September 30, 2014 primarily as a result of Conventional Same Store year-over-year revenue growth of 4.2% and the sale of conventional apartment communities with average revenues per apartment home substantially lower that those of our retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions; and

•	Average daily occupancy for Conventional Same Store apartment communities increased from 95.5% for the three months ended September 30, 2013, to 95.7% for the three months ended September 30, 2014.
Three Months Ended September 30, 2014 compared to September 30, 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $60.8 million and $63.5 million, respectively, during the the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
Nine Months Ended September 30, 2014 compared to September 30, 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $185.9 million and $195.1 million, respectively, during the the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
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
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold an insignificant economic interest and in some cases we do not consolidate other apartment communities in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and eight affordable apartment communities with 739 apartment homes that we do not manage.

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
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year-to-date and prior year-to-date periods, and that are not expected to be sold within 12 months. Conventional Redevelopment apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy as of January 1, 2013, due to ongoing or completed renovations, such as exteriors, common areas or apartment home improvements. Other Conventional apartment communities includes conventional apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy as of January 1, 2013, often due to a casualty event; the operations of properties that are not multifamily, such as fitness centers; apartment communities acquired subsequent to January 1, 2013; and those apartment communities we expect to sell in the next 12 months, but that have not yet met the criteria to be classified as held for sale.
As of September 30, 2014, as defined by our segment performance metrics, our Conventional Same Store portfolio, Conventional Redevelopment portfolio and our Other Conventional portfolio consisted of 107, 7 and 24 apartment communities with 37,419, 2,860 and 2,541 apartment homes, respectively. From December 31, 2013 to September 30, 2014, on a net basis, our Conventional Same Store portfolio decreased by 15 apartment communities and 7,721 apartment homes. This decrease consisted of 16 apartment communities with 7,640 apartment homes that were sold or classified as held for sale and one apartment community with 537 apartment homes that was reclassified from our Conventional Same Store portfolio portfolio to our Conventional Redevelopment portfolio when we commenced redevelopment of the community. This decrease was partially offset by two apartment communities with 372 and 84 apartment homes that were reclassified from our Conventional Redevelopment and Other Conventional portfolios to our Conventional Same Store portfolio when they reached stabilization following redevelopment and acquisition, respectively.

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$168,021	$160,865	$7,156	4.4%
Conventional Redevelopment	13,949	9,144	4,805	52.5%
Other Conventional	13,995	11,682	2,313	19.8%
Total	195,965	181,691	14,274	7.9%
Property operating expenses:
Conventional Same Store	55,669	53,265	2,404	4.5%
Conventional Redevelopment	5,576	4,580	996	21.7%
Other Conventional	6,401	5,226	1,175	22.5%
Total	67,646	63,071	4,575	7.3%
Property net operating income:
Conventional Same Store	112,352	107,600	4,752	4.4%
Conventional Redevelopment	8,373	4,564	3,809	83.5%
Other Conventional	7,594	6,456	1,138	17.6%
Total	$128,319	$118,620	$9,699	8.2%
For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, our conventional segment’s proportionate property net operating income increased $9.7 million, or 8.2%.
For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, Conventional Same Store proportionate property net operating income increased by $4.8 million, or 4.4%. This increase was primarily attributable to a $7.2 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $65 per home), comprised of increases in rental rates and utility reimbursements, a reduction in bad debt expense, and a 20 basis point increase in average daily occupancy. Excluding utility reimbursements, which increased due to higher utility costs discussed below and due to an increase in the percentage of utility costs reimbursed by our residents, rental and other property revenues increased by 4.1%. Rental rates on new leases transacted during the three months ended September 30, 2014, were 6.4% higher than expiring lease rates, and renewal rates were 5.6% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $2.4 million, or 4.5%, increase in property operating expenses, primarily due to increases in utility costs, real estate taxes, and repairs and maintenance, partially offset by a decrease in contract services. Excluding utility costs, which are largely reimbursed by residents, Conventional Same Store property operating expenses increased by $1.5 million, or 3.5%.
Our Conventional Redevelopment proportionate property net operating income increased by $3.8 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From September 30, 2013 to September 30, 2014, we placed an additional 540, 308 and 72 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, respectively.
Our Other Conventional proportionate property net operating income increased by $1.1 million, or 17.6%, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to apartment communities we acquired during 2014 and 2013.

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$497,870	$476,810	$21,060	4.4%
Conventional Redevelopment	36,801	26,165	10,636	40.6%
Other Conventional	38,500	34,664	3,836	11.1%
Total	573,171	537,639	35,532	6.6%
Property operating expenses:
Conventional Same Store	165,214	160,638	4,576	2.8%
Conventional Redevelopment	15,347	12,329	3,018	24.5%
Other Conventional	18,416	15,845	2,571	16.2%
Total	198,977	188,812	10,165	5.4%
Property net operating income:
Conventional Same Store	332,656	316,172	16,484	5.2%
Conventional Redevelopment	21,454	13,836	7,618	55.1%
Other Conventional	20,084	18,819	1,265	6.7%
Total	$374,194	$348,827	$25,367	7.3%
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, our conventional segment’s proportionate property net operating income increased $25.4 million, or 7.3%.
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, Conventional Same Store proportionate property net operating income increased by $16.5 million, or 5.2%. This increase was primarily attributable to a $21.1 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $62 per home), comprised of increases in rental rates, fee income and utility reimbursements, and a 30 basis point increase in average daily occupancy. Excluding utility reimbursements, which increased due to higher utility costs discussed below and due to an increase in the percentage of utility costs reimbursed by our residents, rental and other property revenues increased by 3.9%. Rental rates on new leases transacted during the nine months ended September 30, 2014, were 4.5% higher than expiring lease rates, and renewal rates were 5.3% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $4.6 million, or 2.8%, increase in property operating expenses, primarily due to increases in utility costs and real estate taxes, partially offset by a decrease in insurance costs. Excluding utility costs, which are largely reimbursed by residents, Conventional Same Store property operating expenses increased by $1.5 million, or 1.2%.

Our Conventional Redevelopment proportionate property net operating income increased by $7.6 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From September 30, 2013 to September 30, 2014, we placed an additional 540, 308 and 72 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, respectively.
Our Other Conventional proportionate property net operating income increased by $1.3 million, or 6.7%, during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to apartment communities we acquired during 2014 and 2013.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store apartment community definition because they have not maintained a stabilized level of occupancy, often due to a casualty event, we do not manage them and/or they are not subject to tax credit agreements.
At September 30, 2014, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 44 and five apartment communities with 7,111 and 969 apartment homes, respectively. From December 31, 2013 to September 30, 2014, on a net basis, our Affordable Same Store portfolio decreased by two apartment communities and 313 apartment homes. This decrease consisted of one apartment community with 113 apartment homes that became classified as held for sale and one apartment community with 200 apartment homes that we reclassified from our Affordable Same Store portfolio portfolio to our Affordable Other portfolio following a casualty loss. Our affordable results for the three and nine months ended September 30, 2014 and 2013 presented below are based on the apartment community populations at September 30, 2014.

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,306	$20,856	$450	2.2%
Other Affordable	2,422	2,382	40	1.7%
Total	23,728	23,238	490	2.1%
Property operating expenses:
Affordable Same Store	8,366	8,363	3	—%
Other Affordable	912	1,016	(104)	(10.2)%
Total	9,278	9,379	(101)	(1.1)%
Property net operating income:
Affordable Same Store	12,940	12,493	447	3.6%
Other Affordable	1,510	1,366	144	10.5%
Total	$14,450	$13,859	$591	4.3%
For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, our affordable segment’s proportionate property net operating income increased by $0.6 million, or 4.3%. The increase in proportionate property net operating income was primarily attributed to an increase in rental income driven by higher rental rates.

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$63,451	$62,351	$1,100	1.8%
Other Affordable	7,280	7,309	(29)	(0.4)%
Total	70,731	69,660	1,071	1.5%
Property operating expenses:
Affordable Same Store	25,861	25,030	831	3.3%
Other Affordable	3,282	3,272	10	0.3%
Total	29,143	28,302	841	3.0%
Property net operating income:
Affordable Same Store	37,590	37,321	269	0.7%
Other Affordable	3,998	4,037	(39)	(1.0)%
Total	$41,588	$41,358	$230	0.6%
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, our affordable segment’s proportionate property net operating income increased by $0.2 million, or 0.6%. The increase in proportionate property net operating income was primarily attributable to an in increase rental income driven by higher rental rates, substantially offset by an increase in utility costs.
Non-Segment Real Estate Operations
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014 we adopted ASU 2014-08, which revised the definition of, and reporting requirements for, discontinued operations. As a result, commencing in 2014, routine apartment community sales are no longer considered discontinued operations and the results of operations for these apartment communities are included in income from continuing operations. However, we continue to exclude the results of apartment communities sold and classified as held for sale from our conventional or affordable segments for purposes of evaluating segment performance. For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, property net income attributable to apartment communities that have been sold decreased by $8.4 million and $13.5 million, respectively.
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
For the three months ended September 30, 2014 and 2013, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $6.2 million and $7.5 million, respectively. For the nine months ended September 30, 2014 and 2013, property management expenses totaled $18.5 million and $22.8 million, respectively. The decreases in property management expense are primarily due to a decrease in the number of apartment communities we own and manage.
For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, casualty losses increased by $1.4 million, primarily due to casualty losses from a severe hail storm at one of our apartment communities in 2014 as well as increases in minor casualty losses incurred at our apartment communities in 2014.
For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, casualty losses increased by $5.6 million, primarily due to increases in casualty losses at apartment communities in the Northeast and Midwest resulting from severe winter weather associated with the "2014 polar vortex" as well as casualty losses from a severe hail storm at one of our apartment communities in 2014.
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

For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, tax credit and asset management revenues decreased by $0.4 million. This decrease was primarily attributable to a decrease in amortization of tax credit income due to final delivery of credits on several partnerships.
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, tax credit and asset management revenues increased by $0.2 million. This increase was attributable to an increase in disposition and other transactional fees earned in 2014, as compared to 2013, partially offset by a decrease in amortization of tax credit income.
Investment Management Expenses
For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, investment management expenses increased $0.9 million and by less than $0.1 million, respectively, due to increases in transaction and other costs. The increases in transaction and other costs during the nine months ended September 30, 2014, were offset by a decrease in personnel and related costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, depreciation and amortization decreased $2.6 million, or 3.6%, and $10.4 million, or 4.7%, respectively, primarily due to assets that became fully depreciated and current year apartment community sales, partially offset by an increase associated with our redevelopment apartment communities as completed apartment homes were placed into service.
Provision for Real Estate Impairment Losses
During the three and nine months ended September 30, 2014, we recognized a $1.4 million provision for real estate impairment loss related to an asset classified as held for sale as of September 30, 2014. The impairment loss related to estimated costs to sell, inclusive of a debt prepayment penalty.
General and Administrative Expenses
For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, general and administrative expenses decreased $0.3 million, or 2.7%, and $2.6 million, or 7.6%, respectively, primarily due to decreases in personnel and related costs.
Other Expenses, net
For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, other expenses, net decreased $0.8 million, primarily due to reductions in legal and environmental costs.
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, other expenses, net increased $1.1 million, primarily due to an increase in legal costs, partially offset by a decrease in environmental costs.
Interest Income
Interest income consists primarily of interest on notes receivable, accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities of a securitization that holds certain of our property debt, which investments are classified within other assets in our condensed consolidated balance sheets.
For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, interest income decreased by $1.8 million, primarily related to notes receivable collateralized by apartment communities in New York City, which were repaid in late 2013.
For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, interest income decreased by $7.5 million. Interest income decreased primarily due to $4.0 million of accretion income recognized in 2013 related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. The remainder of the decrease in interest income primarily relates to notes receivable collateralized by apartment communities in New York City, which were repaid in late 2013.

Interest Expense
For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, interest expense, which includes the amortization of deferred financing costs, decreased by $1.8 million, or 3.1%, and $7.1 million, or 4.0%, respectively. Interest expense decreased during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to lower average borrowings under our Credit Agreement. Interest expense also decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of the expansion of our pool of unencumbered apartment communities) and from sales, partially offset by an increase of $3.6 million of prepayment penalties related to apartment communities added to our unencumbered pool.
Other, net
Other, net includes gains or losses on disposition of interests in unconsolidated real estate partnerships, our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 4 to the condensed consolidated financial statements in Item 1.
During the three months ended September 30, 2014 and 2013, other, net primarily consisted of $1.5 million of net income and $1.8 million of net losses, respectively, related to our legacy asset management business.  After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $0.1 million of net losses for both the three months ended September 30, 2014 and 2013.
During the nine months ended September 30, 2014 and 2013, other, net primarily consisted of less than $0.1 million of net income and $5.7 million of net losses, respectively, related to our legacy asset management business.  After income taxes and noncontrolling interest allocations, our share of the net income and losses of the legacy asset management business totaled $1.1 million of net losses and $0.2 million of net income for the nine months ended September 30, 2014 and 2013, respectively.
Income Tax Benefit (Expense)
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, income tax benefit increased by $4.9 million and $13.3 million, respectively, primarily due to historic tax credits related to the redevelopment of our Lincoln Place apartment community, as well as an increase in taxable losses recognized by our TRS entities.
Income from Discontinued Operations, Net
As discussed in Note 3 to the condensed consolidated financial statements in Item 1, effective January 1, 2014, we adopted ASU 2014-08, which generally eliminates the requirement that we classify within discontinued operations the results of operations and any gain or loss on sale related to apartment communities sold or classified as held for sale commencing in 2014. Based on the prospective application of the new accounting standard, the net earnings for any consolidated apartment communities sold through December 31, 2013, will continue to be included within income from discontinued operations. The components of net earnings that were classified as discontinued operations included all property-related revenues and operating expenses, depreciation expense recognized prior to the sale, property-specific interest expense and debt extinguishment gains and losses to the extent there was secured debt on the apartment community. In addition, any impairment losses on assets sold or held for sale and the net gain or loss on the disposal of apartment communities held for sale are reported in discontinued operations for the three and nine months ended September 30, 2013.
For the three months ended September 30, 2013, income from discontinued operations totaled $72.4 million and was primarily comprised of $0.7 million of income before gain on dispositions and income tax for apartment communities sold through December 31, 2013, a $74.7 million gain recognized on our sale of eight apartment communities during the three months ended September 30, 2013, and $2.9 million of income tax expense.
For the nine months ended September 30, 2013, income from discontinued operations totaled $81.4 million and was primarily comprised of $3.6 million of income before gain on dispositions and income tax for apartment communities sold through December 31, 2013, a $80.7 million gain recognized on our sale of 13 apartment communities during the nine months ended September 30, 2013, and $2.8 million of income tax expense.

Gain on Dispositions of Real Estate, Net of Tax
As discussed above (refer to the Income from Discontinued Operations, Net discussion), commencing in 2014, the results of operations (both for current and prior periods) and gain or loss on sale for apartment communities sold or classified as held are no longer required to be classified within income from discontinued operations. During the three and nine months ended September 30, 2014, we recognized gains on disposition of real estate of $126.3 million (which is net of $21.1 million of related income taxes) and $262.5 million (which is net of $29.8 million of related income taxes), on our disposal of 15 and 26 consolidated apartment communities, respectively. The net gains recognized related to apartment communities sold during the three and nine months ended September 30, 2013, are presented within income from discontinued operations.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month NOI prior to sale, less a 3.0% management fee, divided by gross proceeds. We calculate FCF capitalization rates using an apartment community’s NOI, less a 3.0% management fee, and further reduced by an annual assumed future $1,200 of capital spending per apartment home required to maintain the condition of the apartment community, divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales (for both continuing and discontinued operations) during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NOI capitalization rate:
Conventional	6.7%	7.3%	6.8%	7.3%
Affordable	—%	6.2%	6.7%	6.0%
FCF capitalization rate:
Conventional	5.2%	5.5%	5.3%	5.5%
Affordable	—%	5.3%	5.5%	5.0%
Net proceeds from property dispositions are expected to be used to fund 2014 and 2015 investment activities. As a result of the increased volume of 2014 property dispositions, and taxable gains related thereto, we may be required to pay a special dividend in 2015. The amount of any such special dividend will depend on the amount of 2015 sales and related taxable gains. If a special dividend is required, we may elect to pay a portion in stock.
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
For the three months ended September 30, 2014 and 2013, we allocated net income of $8.3 million and $6.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships, an increase of $1.6 million.
For the nine months ended September 30, 2014, we allocated net income of $22.0 million to noncontrolling interests in consolidated real estate partnerships, compared to net losses of $4.3 million allocated to these noncontrolling interests for the nine months ended September 30, 2013, or a variance of $26.3 million. This change was primarily due to an increase in the noncontrolling interest partners’ share of gains on dispositions of real estate (inclusive of their allocation of gains from continuing and discontinued operations) and a decrease in losses recognized by the legacy asset management business.
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
For the three months ended September 30, 2014 and 2013, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $8.2 million and $5.4 million, respectively, an increase in their share of income of $2.7 million.

For the nine months ended September 30, 2014 and 2013, the OP Unit holders’ share of the Aimco Operating Partnership’s operating results represented income of $18.7 million and $9.5 million, respectively, an increase in their share of income of $9.2 million.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders both increased by $2.2 million and $3.0 million during the three and nine months ended September 30, 2014, respectively, primarily due to the issuance during May 2014 of $125.0 million of preferred securities.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of apartment communities that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these apartment communities during the desired time frame, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities or the recognition of estimated selling costs (including prepayment penalties) for apartment communities that become classified as held for sale may result in additional impairment losses.

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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2014 and 2013, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Aimco common stockholders (1)	$124,706	$66,268	$263,948	$81,549
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	67,531	69,254	205,513	213,919
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,439)	(2,915)	(7,211)	(8,777)
(Gain) loss on dispositions and other, net of income taxes and noncontrolling partners’ interest	(119,807)	376	(242,824)	736
Provision for (recovery of) impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	1,413	(13)	1,790	24
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest	—	(63,143)	—	(75,738)
Provision for (recovery of) impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	108	—	(855)
Depreciation of rental property, net of noncontrolling partners’ interest	—	3,919	—	11,868
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	2,200	(398)	1,650	(7,622)
Amounts allocable to participating securities	188	(29)	152	(446)
FFO / Pro forma FFO Attributable to Aimco common stockholders - Diluted	$73,792	$73,427	$223,018	$214,658
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(16,325)	(22,314)	(39,918)	(55,126)
AFFO attributable to Aimco common stockholders – Diluted	$57,467	$51,113	$183,100	$159,532

Weighted average common shares outstanding – diluted (2)	146,104	145,563	145,924	145,542

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP.
For the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, FFO and Pro forma FFO (on a diluted per share basis) increased 2% and 4%, respectively, as a result of improved property operating results, lower offsite costs and increased contribution from redevelopment properties. For the same periods, AFFO (on a diluted per share basis) increased 11% and 15%, respectively, as a result of the FFO growth, lower Capital Replacement spending associated with multi-phase capital projects started in prior years, and lower Capital Replacements due to the sale of approximately 7,000 apartment homes during 2013 and 8,400 apartment homes during the nine months ended September 30, 2014. Capital Replacements associated with our conventional portfolio have decreased as compared to 2013. As Aimco concentrates its investment capital in higher quality, higher price-point apartment communities, Capital Replacements are declining as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
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
At September 30, 2014, we had $29.2 million in cash and cash equivalents and $166.0 million of restricted cash, a decrease in cash and cash equivalents of $26.6 million and an increase in restricted cash of $39.0 million from December 31, 2013. Restricted cash primarily consists of sales proceeds deposited with an intermediary in connection with potential tax-deferred exchange transactions, reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2014, our net cash provided by operating activities of $233.4 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2014 decreased by $14.7 million as compared to the three months ended September 30, 2013, primarily due to a decrease in the net operating income of our portfolio resulting from sales of apartment communities during 2014 and 2013, as well as an increase in cash used for working capital requirements during 2014 as compared to 2013.
Investing Activities
For the nine months ended September 30, 2014, our net cash provided by investing activities of $115.7 million consisted primarily of proceeds from our disposition of real estate, partially offset by capital expenditures, purchases of real estate and sales proceeds deposited with an intermediary in connection with potential tax-deferred exchange transactions. Capital expenditures totaled $277.2 million and $275.1 million during the nine months ended September 30, 2014 and 2013, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales. We categorize our capital spending broadly into six primary categories: capital replacements, property upgrades, capital improvements, redevelopment, development, and casualty replacements spending. We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2014 and 2013 are presented below (in thousands):

	2014	2013
Capital Replacements	$35,054	$49,906
Capital Improvements	18,884	42,478
Property Upgrades	35,396	24,761
Redevelopment additions	147,081	124,446
Development additions	31,814	10,106
Casualty replacements	4,627	5,315
Total capital additions	272,856	257,012
Plus: additions related to apartment communities sold or held for sale	4,162	8,006
Consolidated capital additions	277,018	265,018
Plus: net change in accrued capital spending	196	10,098
Capital expenditures per consolidated statement of cash flows	$277,214	$275,116

Redevelopment and Development
During the nine months ended September 30, 2014, our redevelopment activities focused on seven apartment communities with $147.1 million of investment, and our development activities focused on one apartment community with $31.8 million of investment.
Information regarding our redevelopment and development projects at September 30, 2014 are presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Redevelopment
2900 on First Apartments	135	$15	$7.9	1Q 2014	1Q 2014	1Q 2015	1Q 2015
The Palazzo at Park La Brea	521	16	14.1	1Q 2012	4Q 2012	4Q 2014	4Q 2014
The Sterling	536	25	15.2	4Q 2013	3Q 2014	2Q 2015	4Q 2014
Lincoln Place (1)	795	365	350.7	Multiple	Multiple	1Q 2015	2Q 2015
The Preserve at Marin	126	126	111.8	4Q 2012	1Q 2014	1Q 2015	2Q 2015
Ocean House on Prospect	53	15	1.0	4Q 2014	3Q 2015	4Q 2015	1Q 2016
Park Towne Place (2)	954	60	4.6	Multiple	3Q 2015	3Q 2016	2Q 2016
Development
One Canal Street (3)	310	190	47.7	4Q 2013	1Q 2016	2Q 2016	2Q 2017
Total	3,430	$812	$553

(1)
Our estimated net investment in Lincoln Place represents total estimated capital costs of $390 million, reduced by $25 million of historic tax and other credits expected to be earned in connection with the redevelopment. The investment in Lincoln Place is funded in part by a $190.1 million non-recourse property loan, of which $17.6 million was available to draw at September 30, 2014.

(2)
Our estimated net investment in Park Towne Place represents total estimated capital costs of $71.0 million, reduced by $11 million of historic tax credits expected to be earned in connection with the redevelopment.

(3)	The investment in One Canal Street is funded in part by a $114.0 million non-recourse property loan, of which $99.1 million was available to draw at September 30, 2014.
Construction continues at 2900 on First, in Seattle, Washington, The Palazzo at Park La Brea, in Los Angeles, California, The Sterling, in Philadelphia, Pennsylvania, Lincoln Place, in Venice, California, and Preserve at Marin, in Corte Madera, California. Work at these communities is progressing as planned. As of September 30, 2014, 483 of the 540 completed apartment homes at Lincoln Place were occupied and 44 of the 72 completed apartment homes at Preserve at Marin were occupied.
During the three months ended September 30, 2014, we also approved two new redevelopment projects at Ocean House on Prospect in La Jolla, California, and at Park Towne Place in Philadelphia, Pennsylvania, which are discussed below.
Aimco acquired Ocean House on Prospect, a 60-apartment home community, in 2013, with the intent of redeveloping the community at a future date. The $14.8 million redevelopment of Ocean House includes renovation of all apartment homes, common areas, exteriors and amenities. During construction, we expect to combine some apartment homes so that the community, at completion, will include 53 apartment homes. In order to facilitate the extensive construction activity, we began de-leasing the building during the three months ended December 31, 2014. Based on current rents, upon stabilization, we expect revenues per apartment home at this community to average $4,070, an increase of 51%.
During the nine months ended September 30, 2014, we completed a multi-phase capital project at Park Towne Place in anticipation of subsequent redevelopment, which is now underway. We expect to redevelop Park Towne Place in several phases, the first of which includes renovating existing commercial space, upgrading common areas and amenities, and redeveloping one of the four residential towers. During construction, we expect to combine some apartment homes in this 234-apartment home building so that the tower, at completion, will include 229 apartment homes. In order to facilitate the extensive construction activity, we began de-leasing the one tower during the three months ended December 31, 2014.

Based on current rents, upon stabilization, we expect revenues per apartment home for the redeveloped building to average $2,750, an increase of 56%. Across the entire 954-apartment home community, revenues per apartment home are expected to average $2,090, an increase of 18%.
Depending on the success of this initial phase and other investment alternatives, we may redevelop additional apartment homes at Park Towne Place. Should we elect to redevelop the other three residential towers, the net investment in Park Towne Place, including the work described above, could be between $148 and $160 million, reflecting a gross investment of $180 to $195 million reduced by $32 to $35 million of historic tax credits.
As expected, Pacific Bay Vistas, in San Bruno, California, achieved stabilized occupancy during the three months ended September 30, 2014.
During the three months ended September 30, 2014, we invested $14.6 million in the development of our One Canal Street apartment community in Boston. One Canal Street will include 310 apartment homes and 22,000 square feet of commercial space. We expect completion of construction during the three months ended June 30, 2016, with lease-up to follow.
For the nine months ended September 30, 2014 and 2013, we capitalized $11.3 million and $13.6 million of interest costs, respectively, and $21.9 million and $25.6 million of other direct and indirect costs, respectively.
Financing Activities
For the nine months ended September 30, 2014, our net cash used in financing activities of $375.6 million was primarily attributed to principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by proceeds from our issuance of preferred securities and proceeds from property loans.
Property Debt
At September 30, 2014, exclusive of amounts related to assets classified as held for sale, we had $3.9 billion of consolidated property debt outstanding, approximately 3.1% of which was variable rate. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
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
As of September 30, 2014, we had $14.5 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $543.1 million, net of the outstanding borrowings and $42.4 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 3.75% at September 30, 2014. In addition to the cost of borrowings outstanding under our Credit Agreement, we recognize interest expense associated with the cost of having a credit facility, including deferred financing costs and an unused facility fee, which for the nine months ended September 30, 2014, totaled $1.8 million. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2014, Aimco paid cash dividends totaling $3.5 million and $114.0 million, respectively, to preferred and common stockholders.
During the nine months ended September 30, 2014, the Aimco Operating Partnership paid cash distributions totaling $8.3 million and $120.0 million to preferred unitholders and common unitholders, respectively, of which $3.5 million and $114.0 million, respectively, represented distributions to Aimco, and $4.8 million and $6.0 million, respectively, represented distributions paid to holders of OP Units. The distributions paid to the holders OP Units are reflected as distributions to noncontrolling interests in the Aimco Operating Partnership within Aimco’s condensed consolidated financial statements.
During the nine months ended September 30, 2014, Aimco and the Aimco Operating Partnership paid cash distributions of $32.1 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to apartment community sales during 2013 and 2014.

During the nine months ended September 30, 2014, Aimco purchased shares of its Series A Community Reinvestment Act Preferred Stock with a $10.0 million liquidation preference for $9.5 million. In connection with Aimco's purchase of this preferred stock, the Aimco Operating Partnership purchased from Aimco an equal number of the corresponding class of partnership preferred units.
During the nine months ended September 30, 2014, Aimco issued 5,000,000 shares of 6.875% Class A Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $24.15 (reflecting a public offering price of $25.00 per share, less an underwriting discount and transaction costs of approximately $0.85 per share). The offering generated net proceeds of $120.8 million.
During the nine months ended September 30, 2014, Aimco also issued 117,400 shares of its 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, through an at-the-market, or ATM, offering program, for net proceeds per share of $25.14 (reflecting an average price to the public of $25.65 per share, less an underwriting discount and transaction costs of approximately $0.51 per share). The ATM offerings generated net proceeds of $3.0 million.
In connection with Aimco's preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at September 30, 2014, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the nine months ended September 30, 2014.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the nine months ended September 30, 2014. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2014, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the nine months ended September 30, 2014.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the nine months ended September 30, 2014, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the nine months ended September 30, 2014.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2014	2,565	$32.07	N/A	N/A
August 1 - August 31, 2014	7,629	33.80	N/A	N/A
September 1 - September 30, 2014	4,073	34.27	N/A	N/A
Total	14,267	$33.62

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

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: October 31, 2014