Form 10-Q
period 2015-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2015-05-01
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of April 30, 2015: 156,278,378
The number of Partnership Common Units outstanding as of April 30, 2015: 163,908,989

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2015, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of March 31, 2015, owned a 95.3% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.7% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to the Aimco Operating Partnership any assets which it may acquire including all proceeds from the offerings of its securities. In exchange for the contribution of these assets, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).
We believe combining the periodic reports of Aimco and the Aimco Operating Partnership into this single report provides the following benefits:

•	We present our business as a whole, in the same manner our management views and operates the business;

•	We eliminate duplicative disclosure and provide a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Aimco and the Aimco Operating Partnership; and

•	We save time and cost through the preparation of a single combined report rather than two separate reports.
We operate Aimco and the Aimco Operating Partnership as one enterprise, the management of Aimco directs the management and operations of the Aimco Operating Partnership, and the members of the Board of Directors of Aimco are identical to those of the Aimco Operating Partnership.
We believe it is important to understand the few differences between Aimco and the Aimco Operating Partnership in the context of how Aimco and the Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in the Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas the Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to the Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the Aimco Operating Partnership generates all remaining capital required by its business. These sources include the Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.
Equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,304,829	$6,259,318
Land	1,883,128	1,885,640
Total real estate	8,187,957	8,144,958
Less accumulated depreciation	(2,703,934)	(2,672,179)
Net real estate ($354,609 and $360,160 related to VIEs)	5,484,023	5,472,779
Cash and cash equivalents ($18,112 and $17,108 related to VIEs)	164,490	28,971
Restricted cash ($34,867 and $36,196 related to VIEs)	95,428	91,445
Other assets ($182,156 and $182,108 related to VIEs)	465,332	476,727
Assets held for sale	6,180	27,106
Total assets	$6,215,453	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($335,109 and $336,471 related to VIEs)	$3,888,284	$4,022,809
Revolving credit facility borrowings	—	112,330
Total indebtedness	3,888,284	4,135,139
Accounts payable	50,860	41,919
Accrued liabilities and other ($141,762 and $135,644 related to VIEs)	270,204	279,077
Deferred income	76,682	81,882
Liabilities related to assets held for sale	6,855	28,969
Total liabilities	4,292,885	4,566,986
Preferred noncontrolling interests in Aimco Operating Partnership	87,942	87,937
Commitments and contingencies (Note 6)
Equity:
Perpetual Preferred Stock	159,126	186,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,278,378 and 146,403,274 shares issued/outstanding at March 31, 2015 and December 31, 2014, respectively	1,563	1,464
Additional paid-in capital	4,065,411	3,696,143
Accumulated other comprehensive loss	(7,009)	(6,456)
Distributions in excess of earnings	(2,603,564)	(2,649,542)
Total Aimco equity	1,615,527	1,227,735
Noncontrolling interests in consolidated real estate partnerships	235,750	233,296
Common noncontrolling interests in Aimco Operating Partnership	(16,651)	(18,926)
Total equity	1,834,626	1,442,105
Total liabilities and equity	$6,215,453	$6,097,028

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Rental and other property revenues	$238,289	$240,136
Tax credit and asset management revenues	5,976	8,788
Total revenues	244,265	248,924

OPERATING EXPENSES
Property operating expenses	95,492	99,268
Investment management expenses	1,603	1,252
Depreciation and amortization	74,432	70,307
General and administrative expenses	10,652	10,527
Other expenses, net	1,019	2,296
Total operating expenses	183,198	183,650
Operating income	61,067	65,274
Interest income	1,725	1,730
Interest expense	(53,520)	(55,745)
Other, net	2,264	(1,977)
Income before income taxes and gain on dispositions	11,536	9,282
Income tax benefit	6,921	2,758
Income from continuing operations	18,457	12,040
Gain on dispositions of real estate, net of tax	85,693	69,492
Net income	104,150	81,532
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(4,756)	(11,389)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,736)	(1,605)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(4,398)	(3,611)
Net income attributable to noncontrolling interests	(10,890)	(16,605)
Net income attributable to Aimco	93,260	64,927
Net income attributable to Aimco preferred stockholders	(3,522)	(454)
Net income attributable to participating securities	(394)	(239)
Net income attributable to Aimco common stockholders	$89,344	$64,234
Earnings attributable to Aimco per common share – basic and diluted (Note 7):
Income from continuing operations	$0.58	$0.44
Net income	$0.58	$0.44
Dividends declared per common share	$0.28	$0.26

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$104,150	$81,532
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(786)	(761)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	423	426
Unrealized (losses) gains on debt securities classified as available-for-sale	(217)	467
Other comprehensive (loss) income	(580)	132
Comprehensive income	103,570	81,664
Comprehensive income attributable to noncontrolling interests	(10,863)	(16,636)
Comprehensive income attributable to Aimco	$92,707	$65,028

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,150	$81,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,432	70,307
Gain on dispositions of real estate, net of tax	(85,693)	(69,492)
Other adjustments	(8,495)	3,425
Net changes in operating assets and operating liabilities	(19,743)	(30,971)
Net cash provided by operating activities	64,651	54,801
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(40,800)	(12,870)
Capital expenditures	(71,742)	(94,242)
Proceeds from dispositions of real estate	133,305	100,082
Purchases of corporate assets	(2,167)	(1,799)
Change in restricted cash	2,546	(28,511)
Other investing activities	(699)	(8,749)
Net cash provided by (used in) investing activities	20,443	(46,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	18,473	39,530
Principal repayments on non-recourse property debt	(140,858)	(62,381)
Net (repayments) borrowings on revolving credit facility	(112,330)	59,660
Proceeds from issuance of Common Stock	366,585	—
Redemption and repurchase of Preferred Stock	(27,000)	(9,500)
Payment of dividends to holders of Preferred Stock	(2,827)	(696)
Payment of dividends to holders of Common Stock	(43,758)	(37,970)
Payment of distributions to noncontrolling interests	(6,203)	(24,636)
Other financing activities	(1,657)	9,932
Net cash provided by (used in) financing activities	50,425	(26,061)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,519	(17,349)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,490	$38,402

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,304,829	$6,259,318
Land	1,883,128	1,885,640
Total real estate	8,187,957	8,144,958
Less accumulated depreciation	(2,703,934)	(2,672,179)
Net real estate ($354,609 and $360,160 related to VIEs)	5,484,023	5,472,779
Cash and cash equivalents ($18,112 and $17,108 related to VIEs)	164,490	28,971
Restricted cash ($34,867 and $36,196 related to VIEs)	95,428	91,445
Other assets ($182,156 and $182,108 related to VIEs)	465,332	476,727
Assets held for sale	6,180	27,106
Total assets	$6,215,453	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($335,109 and $336,471 related to VIEs)	$3,888,284	$4,022,809
Revolving credit facility borrowings	—	112,330
Total indebtedness	3,888,284	4,135,139
Accounts payable	50,860	41,919
Accrued liabilities and other ($141,762 and $135,644 related to VIEs)	270,204	279,077
Deferred income	76,682	81,882
Liabilities related to assets held for sale	6,855	28,969
Total liabilities	4,292,885	4,566,986
Redeemable preferred units	87,942	87,937
Commitments and contingencies (Note 6)
Partners’ Capital:
Preferred units	159,126	186,126
General Partner and Special Limited Partner	1,456,401	1,041,609
Limited Partners	(16,651)	(18,926)
Partners’ capital attributable to the Aimco Operating Partnership	1,598,876	1,208,809
Noncontrolling interests in consolidated real estate partnerships	235,750	233,296
Total partners’ capital	1,834,626	1,442,105
Total liabilities and partners’ capital	$6,215,453	$6,097,028

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Rental and other property revenues	$238,289	$240,136
Tax credit and asset management revenues	5,976	8,788
Total revenues	244,265	248,924

OPERATING EXPENSES
Property operating expenses	95,492	99,268
Investment management expenses	1,603	1,252
Depreciation and amortization	74,432	70,307
General and administrative expenses	10,652	10,527
Other expenses, net	1,019	2,296
Total operating expenses	183,198	183,650
Operating income	61,067	65,274
Interest income	1,725	1,730
Interest expense	(53,520)	(55,745)
Other, net	2,264	(1,977)
Income before income taxes and gain on dispositions	11,536	9,282
Income tax benefit	6,921	2,758
Income from continuing operations	18,457	12,040
Gain on dispositions of real estate, net of tax	85,693	69,492
Net income	104,150	81,532
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(4,756)	(11,389)
Net income attributable to the Aimco Operating Partnership	99,394	70,143
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(5,258)	(2,059)
Net income attributable to participating securities	(394)	(239)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$93,742	$67,845
Earnings attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 7):
Income from continuing operations	$0.58	$0.44
Net income	$0.58	$0.44
Distributions declared per common unit	$0.28	$0.26

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$104,150	$81,532
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(786)	(761)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	423	426
Unrealized (losses) gains on debt securities classified as available-for-sale	(217)	467
Other comprehensive (loss) income	(580)	132
Comprehensive income	103,570	81,664
Comprehensive income attributable to noncontrolling interests	(4,756)	(11,415)
Comprehensive income attributable to the Aimco Operating Partnership	$98,814	$70,249

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,150	$81,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,432	70,307
Gain on dispositions of real estate, net of tax	(85,693)	(69,492)
Other adjustments	(8,495)	3,425
Net changes in operating assets and operating liabilities	(19,743)	(30,971)
Net cash provided by operating activities	64,651	54,801
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(40,800)	(12,870)
Capital expenditures	(71,742)	(94,242)
Proceeds from dispositions of real estate	133,305	100,082
Purchases of corporate assets	(2,167)	(1,799)
Change in restricted cash	2,546	(28,511)
Other investing activities	(699)	(8,749)
Net cash provided by (used in) investing activities	20,443	(46,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	18,473	39,530
Principal repayments on non-recourse property debt	(140,858)	(62,381)
Net (repayments) borrowings on revolving credit facility	(112,330)	59,660
Proceeds from issuance of common partnership units to Aimco	366,585	—
Redemption and repurchase of Preferred Units from Aimco	(27,000)	(9,500)
Payment of distributions to holders of Preferred Units	(4,563)	(2,301)
Payment of distributions to General Partner and Special Limited Partner	(43,758)	(37,970)
Payment of distributions to Limited Partners	(2,139)	(2,032)
Payment of distributions to noncontrolling interests	(2,328)	(20,999)
Other financing activities	(1,657)	9,932
Net cash provided by (used in) financing activities	50,425	(26,061)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,519	(17,349)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,490	$38,402

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At March 31, 2015, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 163,913,674 common partnership units and equivalents outstanding. At March 31, 2015, Aimco owned 156,278,378 of the common partnership units (95.3% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2015, we owned an equity interest in 141 conventional apartment communities with 42,566 apartment homes and 57 affordable apartment communities with 8,769 apartment homes. Of these, we consolidated 137 conventional apartment communities with 42,424 apartment homes and 50 affordable apartment communities with 8,082 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the three months ended March 31, 2015.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2014, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
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
As of March 31, 2015, we were the primary beneficiary of, and therefore consolidated, 62 VIEs, which owned 48 apartment communities with 7,543 apartment homes. Substantially all these VIEs are partnerships that are involved in the ownership or operation of qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $354.6 million collateralized $335.1 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at March 31, 2015, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2014 to March 31, 2015 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2014	$87,937
Distributions to preferred unitholders	(1,736)
Other	5
Net income	1,736
Balance, March 31, 2015	$87,942

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2014 to March 31, 2015 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2014	$1,227,735	$233,296	$(18,926)	$1,442,105
Issuance of Common Stock	366,585	—	—	366,585
Repurchase of preferred stock	(27,000)	—	—	(27,000)
Preferred stock dividends	(2,827)	—	—	(2,827)
Common dividends and distributions	(43,758)	(2,302)	(2,139)	(48,199)
Redemptions of common OP Units	—	—	(620)	(620)
Amortization of stock-based compensation cost	2,709	—	—	2,709
Effect of changes in ownership for consolidated entities	(663)	—	663	—
Change in accumulated other comprehensive loss	(553)	—	(27)	(580)
Other	39	—	—	39
Net income	93,260	4,756	4,398	102,414
Balance, March 31, 2015	$1,615,527	$235,750	$(16,651)	$1,834,626
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2014 to March 31, 2015 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2014	$1,208,809
Issuance of common partnership units to Aimco	366,585
Repurchase of Preferred Units from Aimco	(27,000)
Distributions to preferred units held by Aimco	(2,827)
Distributions to common units held by Aimco	(43,758)
Distributions to common units held by Limited Partners	(2,139)
Redemption of common OP Units	(620)
Amortization of Aimco stock-based compensation cost	2,709
Change in accumulated other comprehensive loss	(580)
Other	39
Net income	97,658
Balance, March 31, 2015	$1,598,876
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

Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-02, which significantly changes the consolidation analysis required under GAAP for VIEs. Under this revised guidance, it is less likely that certain fees, such as asset management fees, would be considered variable interests and therefore fewer entities may be considered VIEs. Additionally, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. For public companies, the guidance in ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We have not yet determined the effect ASU 2015-02 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. For public companies, the guidance in the ASU, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. We do not expect ASU 2015-03 to have a significant effect on our consolidated financial statements.

Note 3 — Disposals and Assets Held for Sale
During the three months ended March 31, 2015 and 2014, we sold six and five consolidated apartment communities with an aggregate of 1,100 and 1,606 apartment homes, respectively, and during the year ended December 31, 2014, we sold 30 consolidated apartment communities with an aggregate of 9,067 apartment homes. The results of operations for the three months ended March 31, 2015 and 2014, for these apartment communities are reflected within income from continuing operations in our condensed consolidated statements of operations. The apartment communities sold during 2015, did not generate a significant amount of net income (before gains on dispositions) during the three months ended March 31, 2015, for the period prior to their sale. The apartment communities sold during 2015 and 2014, generated $9.8 million of net income (before gains on dispositions) during the three months ended March 31, 2014.
The sale of these apartment communities resulted in gains on disposition of real estate of $85.7 million and $69.5 million, respectively, for the three months ended March 31, 2015 and 2014. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $12.1 million and $5.8 million for consolidated dispositions during the three months ended March 31, 2015 and 2014, respectively. In connection with sales of apartment communities during the three months ended March 31, 2014, the purchasers assumed $29.8 million of non-recourse property debt.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of March 31, 2015, we had one apartment community with a total of 84 apartment homes classified as held for sale.
Note 4 — Other Significant Transactions
Investment in Apartment Communities
During the three months ended March 31, 2015, we acquired for $38.3 million a 94-apartment home community located in Atlanta, Georgia.
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

At March 31, 2015, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 53 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Real estate, net	$116,286	$117,851
Cash and cash equivalents	31,714	23,133
Investment in unconsolidated real estate partnerships	1,854	8,392
Other assets	18,704	11,759
Total assets	$168,558	$161,135

Total indebtedness	$113,233	$113,641
Accrued and other liabilities	10,576	4,417
Total liabilities	$123,809	$118,058

Noncontrolling interests in consolidated real estate partnerships	43,685	44,106
Equity attributable to Aimco and the Aimco Operating Partnership	1,064	(1,029)
Total liabilities and equity	$168,558	$161,135
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net income (loss) related to Napico (before income taxes and noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended
	March 31,
	2015	2014
Revenues	$6,467	$5,675
Expenses	(5,410)	(5,201)
Equity in loss of unconsolidated entities, gains or losses on dispositions and other, net	1,079	(1,994)
Net income (loss) related to legacy asset management business	2,136	(1,520)
Income tax (expense) benefit associated with legacy asset management business	(1,019)	70
Loss allocated to noncontrolling interests in consolidated real estate partnerships	406	899
Net income (losses) of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$1,523	$(551)
Revenues increased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to an adjustment to increase subsidized rents to reflect current market rates for one of the apartment communities in this portfolio.
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
Equity and Partners’ Capital Transactions
During the three months ended March 31, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million, net of issuance costs.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, during the three months ended March 31, 2015, we repaid the outstanding balance on our Credit Agreement, expanded our unencumbered asset pool, and Aimco redeemed the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock at its par value of $27.0 million. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion included in interest income	920	—	920
Unrealized losses included in interest expense	—	(12)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	426	426
Unrealized gains (losses) included in equity and partners’ capital	467	(761)	(294)
Fair value at March 31, 2014	$59,795	$(4,951)	$54,844

Fair value at December 31, 2014	$61,043	$(5,273)	$55,770
Investment accretion included in interest income	1,021	—	1,021
Unrealized losses included in interest expense	—	(12)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	423	423
Unrealized losses included in equity and partners’ capital	(217)	(786)	(1,003)
Fair value at March 31, 2015	$61,847	$(5,648)	$56,199
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold the most subordinate position in the securitization, along with several mezzanine positions. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of March 31, 2015, was approximately 6.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $64.6 million and $63.6 million at March 31, 2015 and December 31, 2014, respectively. The amortized cost exceeded the fair value of the most subordinate position at March 31, 2015, primarily due to a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate position is temporary and we have not recognized any of the loss in value in earnings.
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
As of March 31, 2015 and December 31, 2014, we had interest rate swaps with aggregate notional amounts of $50.2 million and $50.3 million, respectively. As of March 31, 2015, these swaps had a weighted average remaining term of 5.8 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at March 31, 2015, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2015 and December 31, 2014, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.1 billion and $4.4 billion at March 31, 2015 and December 31, 2014, respectively, as compared to aggregate carrying amounts of $3.9 billion and $4.1 billion, respectively. Substantially all of the difference between the fair value and the carrying value relates to apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction related contracts. Additionally, pursuant to financing and/or other arrangements on our One Canal Street and Ocean House on Prospect projects, we are contractually obligated to complete the planned activities. As of March 31, 2015, our commitments related to these capital activities totaled approximately $221.7 million, over half of which we expect to incur during the next 12 months. Our commitments related to our development project are funded in part by a $114.0 million non-recourse property loan, of which $75.6 million was available to draw at March 31, 2015.
We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 11 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater in a residential area identified in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The EPA alleges that we are liable for addressing the contamination in the residential area because a dry cleaner that operated on our former property, prior to our ownership, discharged hazardous materials into the sanitary sewers and the environment. We are currently undertaking a voluntary remediation of the drycleaner contamination at our former property under the oversight of the Indiana Department of Environmental Management, or IDEM, but based on our review of the scientific data, we believe that the presence of hazardous materials in the separate residential area under review by the EPA is attributable to neighboring property owners (including an auto parts manufacturer), and not the dry cleaner.  The EPA and the IDEM are discussing whether the area under review by the EPA should be listed on the EPA’s National Priorities List (i.e., as a Superfund site), which would make it eligible for additional Federal funding. Were the site to be listed, the EPA could use the funding to further investigate and clean-up the residential area and could then seek to recoup its costs from responsible parties. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2015, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings per Share/Unit
Aimco
Aimco calculates earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Income from continuing operations	$18,457	$12,040
Gain on dispositions of real estate, net of tax	85,693	69,492
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(10,890)	(16,605)
Income attributable to preferred stockholders	(3,522)	(454)
Income attributable to participating securities	(394)	(239)
Income from continuing operations attributable to Aimco common stockholders	$89,344	$64,234

Net income	$104,150	$81,532
Net income attributable to noncontrolling interests	(10,890)	(16,605)
Net income attributable to preferred stockholders	(3,522)	(454)
Net income attributable to participating securities	(394)	(239)
Net income attributable to Aimco common stockholders	$89,344	$64,234

Denominator:
Weighted average common shares outstanding – basic	153,821	145,473
Dilutive potential common shares	456	208
Weighted average common shares outstanding – diluted	154,277	145,681

Earnings attributable to Aimco per common share – basic and diluted:
Income from continuing operations	$0.58	$0.44
Net income	$0.58	$0.44

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per unit for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Income from continuing operations	$18,457	$12,040
Gain on dispositions of real estate, net of tax	85,693	69,492
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(4,756)	(11,389)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(5,258)	(2,059)
Income attributable to participating securities	(394)	(239)
Income from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$93,742	$67,845

Net income	$104,150	$81,532
Net income attributable to noncontrolling interests	(4,756)	(11,389)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(5,258)	(2,059)
Net income attributable to participating securities	(394)	(239)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$93,742	$67,845

Denominator:
Weighted average common units outstanding – basic	161,461	153,329
Dilutive potential common units	456	208
Weighted average common units outstanding – diluted	161,917	153,537

Earnings attributable to the Aimco Operating Partnership per common unit – basic and diluted:
Income from continuing operations	$0.58	$0.44
Net income	$0.58	$0.44
Aimco and the Aimco Operating Partnership
As of March 31, 2015, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 1.9 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three months ended March 31, 2015 and 2014, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.8 million shares and 0.5 million shares at March 31, 2015 and 2014, respectively. The effect of participating securities is included in basic and diluted earnings per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of March 31, 2015, a total of 3.3 million preferred OP Units were outstanding with an aggregate redemption value of $87.9 million and were potentially redeemable for approximately 2.2 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 141 apartment communities with 42,566 apartment homes at March 31, 2015. Our affordable real estate operations consisted of 57 apartment communities with 8,769 apartment homes at March 31, 2015, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we own.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three months ended March 31, 2015 and 2014 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2015:
Rental and other property revenues (3)	$201,853	$24,232	$8,732	$3,472	$238,289
Tax credit and asset management revenues	—	—	—	5,976	5,976
Total revenues	201,853	24,232	8,732	9,448	244,265
Property operating expenses (3)	69,743	10,230	3,603	11,916	95,492
Investment management expenses	—	—	—	1,603	1,603
Depreciation and amortization (3)	—	—	—	74,432	74,432
General and administrative expenses	—	—	—	10,652	10,652
Other expenses, net	—	—	—	1,019	1,019
Total operating expenses	69,743	10,230	3,603	99,622	183,198
Net operating income (loss)	132,110	14,002	5,129	(90,174)	61,067
Other items included in continuing operations	—	—	—	(42,610)	(42,610)
Income (loss) from continuing operations	$132,110	$14,002	$5,129	$(132,784)	$18,457

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2014:
Rental and other property revenues (3)	$183,696	$23,381	$7,131	$25,928	$240,136
Tax credit and asset management revenues	—	—	—	8,788	8,788
Total revenues	183,696	23,381	7,131	34,716	248,924
Property operating expenses (3)	64,899	10,268	2,451	21,650	99,268
Investment management expenses	—	—	—	1,252	1,252
Depreciation and amortization (3)	—	—	—	70,307	70,307
General and administrative expenses	—	—	—	10,527	10,527
Other expenses, net	—	—	—	2,296	2,296
Total operating expenses	64,899	10,268	2,451	106,032	183,650
Net operating income (loss)	118,797	13,113	4,680	(71,316)	65,274
Other items included in continuing operations	—	—	—	(53,234)	(53,234)
Income (loss) from continuing operations	$118,797	$13,113	$4,680	$(124,550)	$12,040

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. In the segment presentation above, the current year and prior year operating results for apartment communities sold or classified as held for sale during 2015 or 2014 are presented within the Corporate and Amounts Not Allocated to Segments column.

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

For the three months ended March 31, 2015 and 2014, proportionate capital additions related to our conventional segment totaled $61.3 million and $86.6 million, respectively, and capital additions related to our affordable segment totaled $2.6 million and $1.7 million, respectively.

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
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; the timing of acquisitions, dispositions, redevelopments and developments; financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2014, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, shape our culture. In all our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined under the Key Financial Indicators heading below). Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling lower rated apartment communities and investing the proceeds from such sales through property upgrades, capital improvements, redevelopment, development and acquisition of higher-quality apartment communities;

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful, and performance-oriented culture while maintaining high morale and team engagement.
Our long-standing business strategy is organized around our core activities of property operations, portfolio management, redevelopment and development, balance sheet and liquidity, and culture. Our business strategies are described in more detail below.
Property Operations
We own and operate a diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At March 31, 2015, our conventional portfolio included 141 apartment communities with 42,566 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At March 31, 2015, our affordable portfolio consisted of 57 apartment communities with 8,769 apartment homes in which we held an average ownership of approximately 95%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the three months ended March 31, 2015.
For the three months ended March 31, 2015, our conventional portfolio had average revenue per effective apartment home of $1,704 and provided 65% operating margins and 61% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s trailing twelve month property net operating income, less an allowance of $1,200 per apartment home for capital spending required to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 13.2% from average revenues of $1,505 for the three months ended March 31, 2014, as a result of first quarter year-over-year per home revenue growth of 4.3% for our conventional same store apartment communities and the sale of conventional apartment communities during 2015 and 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions. During the three months ended March 31, 2015, on average, combined conventional same store new and renewal lease rates were 2.8% higher than expiring lease rates.
Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality market-rate apartment communities, averaging “B/B+” in quality, and diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality assets are those with rents lower than 90% of the local market average, and greater than $1,100 per month; and “C” quality assets are those with rents lower than 90% of the local market average, and less than $1,100 per month. We classify as “B/B+" quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through Property Upgrades, Capital Improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through leverage neutral paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital. Through this disciplined approach to capital recycling, we have significantly increased the quality of our portfolio. From 2011 to March 31, 2015, we:

•
Increased our period-end conventional portfolio average revenue per apartment home by more than 35% to $1,704. This rate of growth reflects the impact of market rent growth, and more significantly, the impact of portfolio management through dispositions, redevelopment and acquisitions;

•	Increased our conventional portfolio FCF margin by 10% through the sale of lower-rent properties and reinvestment in higher-rent properties;

•	Reduced by 83% the percentage of our portfolio represented by “C” quality properties and increased by 49% the percentage of our portfolio represented by “A” quality properties; and

•	Increased to 90% the percentage of our conventional property net operating income earned in our target markets.
As we execute this portfolio strategy, we expect to continue to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase further FCF margins; to sell our lower rated apartment communities; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the three months ended March 31, 2015, we upgraded our portfolio through the acquisition, for $38.3 million, of a 94-apartment home community located in Atlanta, Georgia. This community has 2,800 square feet of commercial space. Stabilized revenues per apartment home are expected to average $3,600, making this an “A” quality asset for us. Consistent with our paired trade discipline, we funded this acquisition using a portion of the proceeds from our sale of six apartment communities with average monthly revenues per apartment home of $1,274.
In April, we acquired for $63 million an apartment building located in Cambridge, Massachusetts. We have begun leasing up the newly constructed building, which includes 115 apartment homes and 3,800 square feet of retail space. Upon stabilization, revenues per apartment home are expected to average $3,550, making this an “A” quality asset for us.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield risk-adjusted returns in excess of those from apartment communities sold in paired trades or in excess of the cost of equity issued to fund the equity component of the redevelopments. We have historically undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and to those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility in our exposure to project costs and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.
During the three months ended March 31, 2015, we invested $23.5 million in our redevelopment projects, and we completed construction at two large redevelopment projects: Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California. Construction on these projects was completed on time relative to previously reported projections and at a cost below our most recently published estimates. We are achieving rents above underwriting.
We undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market. During the three months ended March 31, 2015, we invested $17.8 million in the development of One Canal Street in the historic Bullfinch Triangle neighborhood of Boston's West End.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopment and development projects during the three months ended March 31, 2015.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends to be greater than 2.5x.  We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on a proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the securitization discussed above. Our leverage ratios for the trailing twelve month periods ended March 31, 2015 and 2014, are presented below:

Trailing Twelve Months Ended March 31,
	2015	2014
Debt to Adjusted EBITDA	6.5x	7.1x
Debt and Preferred Equity to Adjusted EBITDA	6.9x	7.4x
Adjusted EBITDA Coverage of Interest	2.8x	2.6x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.6x	2.5x
From 2011 to March 31, 2015, we reduced our ratio Debt and Preferred Equity to Adjusted EBITDA by 3.1x, from 10.0x to 6.9.x, and we increased our ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends by 0.8x, from 1.8x to 2.6x. We achieved these leverage reductions by paying down property debt, reducing the amount of preferred securities outstanding, increasing our common equity, and through EBITDA growth.
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped or developed are complete, and from regularly scheduled property debt amortization repaid from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of March 31, 2015, this pool included 20 consolidated apartment communities with an estimated fair value of approximately $1.3 billion.
Two credit rating agencies rate our creditworthiness, using different methodologies and ratios for assessing our credit. In addition to lowering the cost of borrowings under our line of credit, an investment grade rating from the rating agencies may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital, and provide other intangible benefits. Although some of the ratios the rating agencies use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above are not indicative of the ratios that may be calculated by these agencies.
In March 2015, one of the agencies rating us upgraded our credit rating outlook, from BB+ (positive) to BBB- (stable), an investment grade rating. While an investment grade rating provides for readier access to the issuance of corporate debt, we do not anticipate doing so.
The second agency rating has provided a BB+ (positive) rating of our creditworthiness, and has previously outlined the factors that would have a positive impact on our ratings. These include increasing the unencumbered asset pool to more than $600 million (valued at a stressed 8% capitalization rate, as specified by the rating agency), sustaining leverage below 7.5x, defined by the rating agency as the ratio of net debt to recurring operating EBITDA; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x. We believe we have met these targets.
At March 31, 2015, approximately 94% of our leverage consisted of property-level, non-recourse, long-dated debt and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.1 years, with 2.7% of our unpaid principal balances maturing during the remainder of 2015 and, on average, 7.2% of our unpaid principal balance maturing each year from 2016 through 2018. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. At March 31, 2015 we had no outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $562.1 million, net of $37.9 million for undrawn letters of credit backed by the Credit Agreement.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the twelve month period ended March 31, 2015, our Debt Service and Fixed Charge Coverage ratios were 1.85x and 1.75x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.80x and 1.74x, respectively, for the twelve month period ended March 31, 2014. We expect to remain in compliance with these covenants during the next 12 months.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2015, Aimco was recognized by the Denver Post as a Top Work Place for the third consecutive year.

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
Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity. Adjusted Funds From Operations and Pro forma Funds From Operations are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading, and proportionate property net operating income is defined and further described below under the Results of Operations – Property Operations heading. Free Cash Flow represents net operating income less spending for Capital Replacements, and Free Cash Flow internal rate of return represents the rate of return generated by the investment in an apartment community, Free Cash Flow from the apartment community, and the proceeds from its eventual sale, and is a common benchmark used in the real estate industry for relative comparison of real estate valuations.
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
Overview
Highlights of our results of operations for the three months ended March 31, 2015, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended March 31, 2015, increased by 4.4% and 2.9%, respectively, resulting in a 5.2% increase in net operating income as compared to the three months ended March 31, 2014; and

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 13.2%, from $1,505 for the three months ended March 31, 2014 to $1,704 for the three months ended March 31, 2015 primarily as a result of Conventional Same Store year-over-year revenue growth of 4.4%, the delivery of new apartment homes at our redevelopment apartment communities, reinvestment of sales proceeds in higher-rent apartment communities through redevelopment and acquisitions, and the sale of conventional apartment communities during 2015 and 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio.

Three Months Ended March 31, 2015 compared to March 31, 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $28.3 million and $29.3 million, respectively, during the the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions.
The following paragraphs discuss this and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional apartment communities, and we also operate a portfolio of affordable apartment communities. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold an insignificant economic interest and in some cases we do not consolidate other apartment communities in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and nine affordable apartment communities with 779 apartment homes that we do not manage.
We do not include the proportionate net operating income of sold apartment communities, property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 8 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment, Conventional Acquisition and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year periods, and that are not expected to be sold within 12 months. Conventional Redevelopment apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy during the current year or prior year periods, due to ongoing or completed renovations, such as exteriors, common areas or apartment home improvements. Conventional Acquisition apartment communities are those we have acquired since January 1, 2014. Other Conventional apartment communities includes conventional apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy as of January 1, 2014, often due to a casualty event; and the operations of properties that are not multifamily, such as fitness centers.
As of March 31, 2015, as defined by our segment performance metrics, our Conventional Same Store, Conventional Redevelopment, Conventional Acquisition and Other Conventional portfolios consisted of 112, 7, 8 and 10 apartment communities with 37,099, 2,886, 1,306 and 1,133 apartment homes, respectively. From December 31, 2014 to March 31, 2015, on a net basis, our Conventional Same Store portfolio increased by nine apartment communities and 379 apartment homes. This increase consisted of one apartment community with 44 apartment homes that was reclassified from our Other Conventional portfolio when it reached stabilization following acquisition, one apartment community with 488 apartment homes that was reclassified from our Other Conventional portfolio upon maintaining stabilized occupancy following increased vacancy associated with the termination of corporate housing leases, and eight New York apartment communities with 230 apartment homes that were reclassified from our Other Conventional portfolio upon determination that the prospective rental rates for these communities are expected to be more comparable to market rental rate growth in that market, independent of government regulation. These increases were offset by the removal of one apartment community with 383 apartment homes that was sold during the period. Our conventional portfolio results for the three months ended March 31, 2015 and 2014, as presented below, are based on the apartment community populations as of March 31, 2015.

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$172,058	$164,761	$7,297	4.4%
Conventional Redevelopment	15,463	10,859	4,604	42.4%
Conventional Acquisition	6,014	485	5,529	1,140.0%
Other Conventional	8,318	7,591	727	9.6%
Total	201,853	183,696	18,157	9.9%
Property operating expenses:
Conventional Same Store	57,288	55,679	1,609	2.9%
Conventional Redevelopment	6,016	4,762	1,254	26.3%
Conventional Acquisition	2,286	285	2,001	702.1%
Other Conventional	4,153	4,173	(20)	(0.5)%
Total	69,743	64,899	4,844	7.5%
Property net operating income:
Conventional Same Store	114,770	109,082	5,688	5.2%
Conventional Redevelopment	9,447	6,097	3,350	54.9%
Conventional Acquisition	3,728	200	3,528	1,764.0%
Other Conventional	4,165	3,418	747	21.9%
Total	$132,110	$118,797	$13,313	11.2%
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, our conventional segment’s proportionate property net operating income increased $13.3 million, or 11.2%.
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, Conventional Same Store proportionate property net operating income increased by $5.7 million, or 5.2%. This increase was primarily attributable to a $7.3 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $68 per effective home), comprised primarily of increases in rental rates and utility reimbursements, and a 10 basis point increase in average daily occupancy. Rental rates on new leases transacted during the three months ended March 31, 2015, were 1.2% higher than expiring lease rates, and renewal rates were 4.8% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $1.6 million, or 2.9%, increase in property operating expenses, primarily due to increases in real estate taxes, repairs and maintenance and utility costs, partially offset by a decrease in marketing costs. During the three months ended March 31, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.5 million, or 2.2%.
Our Conventional Redevelopment proportionate property net operating income increased by $3.4 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of construction activities. From March 31, 2014 to March 31, 2015, we leased 632 apartment homes that were placed into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities. This was partially offset by a reduction in revenue associated with 294 apartment homes taken out of service at our Park Towne Place and Ocean House on Prospect redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $3.5 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to apartment communities we acquired during the second half of 2014.
Our Other Conventional proportionate property net operating income increased by $0.7 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increases in revenue at one of our New York communities. The increase in revenue was primarily due to increased occupancy and lower bad debt following the eviction of a commercial tenant and subsequent lease up of the space.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store apartment community definition.

At March 31, 2015, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 45 and two apartment communities with 7,311 and 595 apartment homes, respectively. From December 31, 2014 to March 31, 2015, on a net basis, our Affordable Same Store portfolio increased by one apartment community with 200 apartment homes that was reclassified to our Affordable Same Store portfolio upon maintaining a stabilized level of occupancy following a casualty event. Our affordable results for the three months ended March 31, 2015 and 2014 presented below are based on the apartment community populations at March 31, 2015.

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,965	$21,384	$581	2.7%
Other Affordable	2,267	1,997	270	13.5%
Total	24,232	23,381	851	3.6%
Property operating expenses:
Affordable Same Store	9,318	9,345	(27)	(0.3)%
Other Affordable	912	923	(11)	(1.2)%
Total	10,230	10,268	(38)	(0.4)%
Property net operating income:
Affordable Same Store	12,647	12,039	608	5.1%
Other Affordable	1,355	1,074	281	26.2%
Total	$14,002	$13,113	$889	6.8%
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, our affordable segment’s proportionate property net operating income increased by $0.9 million, or 6.8%. The increase was primarily attributed to an increase in rental income driven by higher rental rates and increases in commercial income.

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
For the three months ended March 31, 2015 and 2014, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $6.0 million and $6.4 million, respectively. The decrease in property management expenses in these periods was primarily due to reductions in personnel and related costs based on the reduction in the number of apartment communities we own and manage.
During both the three months ended March 31, 2015 and 2014, casualty losses totaled $4.1 million. Casualty losses during the three months ended March 31, 2015, included casualty losses and snow removal costs associated with the severe snow storms in the Northeast, and casualty losses during the three months ended March 31, 2014, included casualty losses at apartment communities in the Northeast and Midwest resulting from severe weather associated with the 2014 “Polar Vortex.”
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners.
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, tax credit and asset management revenues decreased by $2.8 million. This decrease was attributable to a decrease in amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and early 2015, and a decrease in disposition and other transactional fees earned in 2015, as compared to 2014.

Investment Management Expenses
For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, investment management expenses increased $0.4 million primarily due to increases in personnel and related costs due to higher headcount and increases in acquisition and other costs.
Depreciation and Amortization
For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, depreciation and amortization increased $4.1 million, or 5.9%, primarily due to assets we acquired in 2014 and assets placed in service as we completed apartment homes in our redevelopment projects, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, general and administrative expenses increased $0.1 million, or 1.2%, primarily due to increases in administrative, technology and professional service costs, partially offset by a decrease in personnel costs.
Other Expenses, net
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, other expenses, net decreased $1.3 million, primarily due to reductions in legal costs.
Interest Expense
For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, interest expense, which includes the amortization of deferred financing costs, decreased by $2.2 million, or 4.0%. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities and from sales, partially offset by an increase in interest expense on three of our redevelopment projects nearing or reaching completion and a $1.7 million increase in prepayment penalties related to the expansion of our pool of unencumbered apartment communities during the three months ended March 31, 2015.
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
During the three months ended March 31, 2015 and 2014, other, net primarily consisted of $2.1 million of net income and $1.5 million of net losses, respectively, related to our legacy asset management business. The results of the legacy asset management business for the three months ended March 31, 2015, include gains on the sale of interests in unconsolidated real estate partnerships totaling $3.0 million.  After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $1.5 million of net income for the three months ended March 31, 2015 and and $0.6 million of net loss for the three months ended March 31, 2014.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through TRS entities. Income taxes related to the results of operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
Prior to December 15, 2014, the interests in our tax credit business were owned through TRS entities. On December 15, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes.
For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, income tax benefit increased by $4.2 million. Income tax benefit increased due to an increase in the amount of historic tax credits recognized related to our Park Towne Place and Lincoln Place redevelopment projects in 2015, as compared to the credits recognized related to the Lincoln Place redevelopment in 2014, a decrease in income taxes associated with our tax credit business, and an overall increase in taxable losses recognized by our TRS entities associated with other operating activities.

Gain on Dispositions of Real Estate, Net of Tax
During the three months ended March 31, 2015 and 2014, we recognized gains on disposition of real estate of $85.7 million and $69.5 million on our disposal of six and five consolidated apartment communities, respectively.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds. FCF represents an apartment community’s trailing twelve month NOI less $1,200 of assumed capital spending per apartment home required to maintain the condition of the apartment community, and the FCF capitalization rate represents the rate of return generated by the FCF from the apartment community divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
NOI capitalization rate:
Conventional	5.5%	6.6%
Affordable	n/a	7.1%
FCF capitalization rate:
Conventional	4.7%	5.2%
Affordable	n/a	5.8%
The affordable apartment communities sold during the three months ended March 31, 2015, had negative NOI and Free Cash Flow capitalization rates based on operating losses for the trailing twelve month periods, and thus these amounts have been omitted.
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
For the three months ended March 31, 2015 and 2014, we allocated net income of $4.8 million and $11.4 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $6.6 million. The amounts of net income allocated to noncontrolling interests in other Aimco apartment communities decreased primarily due to a reduction in the amount of allocable gains.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. The amount of the Aimco Operating Partnership’s income allocated to holders of preferred OP Units is equal to the amount of distributions they receive, which totaled $1.7 million, and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.
Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. For the three months ended March 31, 2015 and 2014, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $4.4 million and $3.6 million, respectively, an increase in their share of income of $0.8 million.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders increased by $3.1 million and $3.2 million, respectively, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to our issuance during May 2014 of $125.0 million of preferred securities with a 6.875% dividend/distribution rate and the write off of previously deferred issuance costs in connection with our March 2015 redemption of preferred securities.

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
From time to time, we have non-revenue producing apartment communities that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment apartment communities by comparing to the carrying amount our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment apartment community upon completion. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration.
We currently have several apartment communities in varying stages of significant redevelopment and one property under development. We assess the recoverability of the carrying amount of these apartment communities by comparing our estimate of undiscounted future cash flows based on the expected service potential of the apartment communities upon completion to the carrying amounts.
Our portfolio strategy is to sell each year the lowest-rated 5% to 10% of our portfolio and to reinvest the proceeds from such sales in redevelopment and acquisition of higher-quality apartment communities. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired timeframe. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three months ended March 31, 2015 and 2014, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to Aimco common stockholders (1)	$89,344	$64,234
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	72,622	68,429
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,489)	(2,387)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(80,728)	(57,046)
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	541
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	516	(505)
Amounts allocable to participating securities	41	(35)
FFO Attributable to Aimco common stockholders - Diluted	$79,306	$73,231
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	658	—
Pro forma FFO Attributable to Aimco common stockholders - Diluted	$79,964	$73,231
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(9,130)	(11,280)
AFFO attributable to Aimco common stockholders – Diluted	$70,834	$61,951

Weighted average common shares outstanding – diluted (2)	154,277	145,681

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.
For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, Pro forma FFO (on a diluted per share basis) increased 4%, due to strong property net operating income growth, increased contribution from redevelopment communities and higher income tax benefit attributable to the recognition of historic tax credits related to our Park Towne Place redevelopment. These increases were partially offset by: the loss of income from apartment communities that were sold; prepayment penalties incurred during the three months ended March 31, 2015 to unencumber two communities; and higher preferred stock dividends attributable to Aimco's May 2014 offering of its Class A Preferred Stock.

For the same period, AFFO (on a diluted per share basis) increased 7% as a result of higher Pro forma FFO and lower Capital Replacements spending due to the sale of approximately 9,000 apartment homes during 2014. As we concentrate our investment capital in higher quality, higher price-point apartment communities, its FCF margin is increasing as Capital Replacements decline as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings, primarily non-recourse, the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.
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
At March 31, 2015, we had $164.5 million in cash and cash equivalents and $95.4 million of restricted cash, an increase in cash and cash equivalents of $135.5 million and an increase in restricted cash of $4.0 million from December 31, 2014. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, we had unfunded commitments by institutional lenders of $75.6 million to fund development costs.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2015, our net cash provided by operating activities of $64.7 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2015, increased by $9.9 million as compared to the three months ended March 31, 2014, primarily due to improved operating results of our retained portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest, primarily due to lower amounts of debt outstanding. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2015 and 2014.

Investing Activities
For the three months ended March 31, 2015, our net cash provided by investing activities of $20.4 million consisted primarily of proceeds from our disposition of real estate, substantially offset by capital expenditures and purchases of real estate. Capital expenditures totaled $71.7 million and $94.2 million during the three months ended March 31, 2015 and 2014, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.

We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace capital assets consumed during our ownership;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition;

•
property upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

•
redevelopment additions, which represent capital additions intended to enhance the value of the apartment community through the ability to generate higher average rental rates, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas or apartment homes;

•	development additions, which represent construction and related capitalized costs associated with ground-up development projects; and

•	casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a hurricane, tornado or flood.
We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to projects, and their related capital spending categories. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2015 and 2014, are presented below (dollars in thousands):

	2015	2014
Capital Replacements	$7,759	$9,067
Capital Improvements	2,844	9,262
Property Upgrades	9,255	5,691
Redevelopment additions	23,475	51,721
Development additions	17,838	8,982
Casualty replacements	2,643	1,647
Total capital additions	63,814	86,370
Plus: additions related to apartment communities sold or held for sale	103	1,909
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	1,990	62
Consolidated capital additions	65,907	88,341
Plus: net change in accrued capital spending	5,835	5,901
Capital expenditures per consolidated statement of cash flows	$71,742	$94,242
For the three months ended March 31, 2015 and 2014, we capitalized $2.5 million and $4.3 million of interest costs, respectively, and $7.0 million and $7.7 million of other direct and indirect costs, respectively.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations and have undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and to those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility of project costs and the ability to tailor our product offerings to customer response and rent achievement. In addition, we undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market.
During the three months ended March 31, 2015, our redevelopment activities focused on six apartment communities with $23.5 million of investment, and our development activities focused on one apartment community with $17.8 million of investment.
Information regarding our redevelopment and development projects at March 31, 2015, is presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Redevelopment
2900 on First Apartments	135	$15.2	$12.1	1Q 2014	1Q 2014	2Q 2015	1Q 2015
The Sterling	536	36.0	26.4	Multiple	Multiple	3Q 2015	4Q 2015
Lincoln Place	795	360.0	359.0	Multiple	Multiple	1Q 2015	2Q 2015
The Preserve at Marin	126	124.0	123.4	4Q 2012	1Q 2014	1Q 2015	2Q 2015
Ocean House on Prospect	53	14.8	4.8	4Q 2014	3Q 2015	4Q 2015	1Q 2016
Park Towne Place	954	60.0	11.9	Multiple	3Q 2015	3Q 2016	2Q 2016
Development
One Canal Street	310	190.0	80.7	4Q 2013	1Q 2016	2Q 2016	2Q 2017
Total	2,909	$800.0	$618.3
During the three months ended March 31, 2015, we invested $23.5 million in redevelopment and completed construction at two large redevelopment projects: Lincoln Place, in Venice, California; and The Preserve at Marin, in Corte Madera, California. As of March 31, 2015, 659 of the 795 apartment homes at Lincoln Place and 81 of the 126 apartment homes at Preserve at Marin were occupied. Construction on these projects was completed on time relative to previously reported projections and at a cost below our most recently published estimates. We are achieving rents above underwriting.
The remaining four redevelopment projects progressed in accordance with plan during the three months ended March 31, 2015.
During the three months ended March 31, 2015, we invested $17.8 million in the development of One Canal Street in Boston, Massachusetts. One Canal Street will include 310 apartment homes and 22,000 square feet of commercial space. We expect completion of construction during the three months ending June 30, 2016, with lease-up to begin during the three months ending March 31, 2016. Our investment in One Canal Street is funded in part by a $114.0 million non-recourse property loan, of which $75.6 million was available to draw at March 31, 2015.
Financing Activities
For the three months ended March 31, 2015, our net cash provided by financing activities of $50.4 million was primarily attributed to proceeds from our issuance of common securities and proceeds from property loans used to fund our redevelopment and development projects, partially offset by principal payments on property loans, repayment of the outstanding balance under our Credit Agreement, dividends paid to common security holders, distributions paid to noncontrolling interests and our redemption of preferred securities.
During the period, we generated $366.6 million of proceeds from our issuance of common equity, which were primarily used to repay the outstanding balance under our Credit Agreement, to repay property debt so as to expand our unencumbered asset pool as further discussed below, and to redeem preferred securities. We expect to use the remainder of the proceeds from this offering to repay property debt maturing during the balance of 2015, and to fund redevelopment and property upgrades during 2015 that would otherwise have been funded with property debt on a leverage-neutral basis. We also generated $18.5 million of proceeds from property loans, which were used to fund part of our investments in redevelopment and development.
Principal payments on property loans during the period totaled $140.9 million, and included $19.7 million of scheduled principal amortization, $65.1 million related to repayment of property debt to expand our unencumbered asset pool, and the remainder primarily related to debt payoffs in connection with dispositions. We like the discipline of financing our investments in real estate through the use of amortizing, fixed rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $52.8 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the three months ended March 31, 2015 (dollars in thousands):

2015
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$2,328
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	4,563
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	45,897
Total cash distributions paid by the Aimco Operating Partnership	$52,788

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$2,328
Cash distributions paid by Aimco to holders of common OP Units	3,875
Cash dividends paid by Aimco to preferred stockholders	2,827
Cash dividends paid by Aimco to common stockholders	43,758
Total cash dividends and distributions paid by Aimco	$52,788

(1)	$2.8 million represented distributions to Aimco, and $1.7 million represented distributions paid to holders of OP Units.

(2)	$43.8 million represented distributions to Aimco, and $2.1 million represented distributions paid to holders of OP Units.
During the three months ended March 31, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
During the three months ended March 31, 2015, Aimco redeemed for $27.0 million the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at March 31, 2015, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
Future Capital Needs
We expect to fund any future acquisitions, development and redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales, short-term borrowings, debt and equity financing and operating cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes from the market risk information provided in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2015.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2015. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2015, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2015.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2015, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2015.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2015	12,061	$37.05	N/A	N/A
February 1 - February 28, 2015	891	36.63	N/A	N/A
March 1 - March 31, 2015	3,709	38.32	N/A	N/A
Total	16,661	$37.31

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
Submission of Matters to a Vote of Security Holders.
Aimco held its 2015 Annual Meeting of Stockholders on April 28, 2015, at its corporate headquarters, located at 4582 South Ulster Street, Suite 1100, Denver, Colorado, 80237. Terry Considine, Aimco’s Chairman and Chief Executive Officer, presided. Aimco’s stockholders considered six proposals, each of which is described in more detail in Aimco's Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2015. On the record date of February 20, 2015, there were 156,277,762 shares of Aimco’s Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.
Proposal 1: Election of seven directors to serve for a one-year term until Aimco’s 2016 annual meeting of stockholders.
Aimco’s stockholders elected each of the seven nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes
James N. Bailey	125,070,871	4,614,822	25,885	5,901,626
Terry Considine	125,126,104	2,474,506	2,110,968	5,901,626
Thomas L. Keltner	128,106,023	1,579,708	25,847	5,901,626
J. Landis Martin	126,496,251	3,188,107	27,220	5,901,626
Robert A. Miller	128,098,457	1,586,571	26,550	5,901,626
Kathleen M. Nelson	128,114,968	1,570,368	26,242	5,901,626
Michael A. Stein	128,103,062	1,583,847	24,669	5,901,626

Proposal 2: The appointment of Ernst & Young LLP as Aimco’s independent registered public accounting firm for the year ending December 31, 2015, was ratified as follows:

For	Against	Abstentions	Broker Non-Votes
132,067,356	3,433,935	111,913	—

Proposal 3: Advisory vote to approve the compensation of executive officers disclosed in Aimco’s proxy statement.
Aimco’s stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
125,031,924	4,609,212	70,442	5,901,626

Proposal 4: Approval of the Apartment Investment and Management Company 2015 Stock Award and Incentive Compensation Plan. Aimco’s stockholders approved the plan, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
122,303,425	7,321,630	86,523	5,901,626

Proposal 5: Amend Aimco’s charter to permit the Board of Directors to grant waivers of the “look-through ownership limit” up to 18%. Aimco’s stockholders approved the charter amendment, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
129,385,841	279,150	46,587	5,901,626

Proposal 6: Stockholder proposal regarding proxy access. Aimco’s stockholders approved the advisory proposal regarding proxy access, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
74,776,090	54,847,692	87,796	5,901,626

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated May 15, 2014, is incorporated by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco's Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: May 1, 2015