Form 10-Q
period 2015-07-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2015-07-31
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of July 30, 2015: 156,281,519
The number of Partnership Common Units outstanding as of July 30, 2015: 163,892,509

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2015, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of June 30, 2015, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,349,056	$6,259,318
Land	1,881,739	1,885,640
Total real estate	8,230,795	8,144,958
Less accumulated depreciation	(2,666,610)	(2,672,179)
Net real estate ($348,562 and $360,160 related to VIEs)	5,564,185	5,472,779
Cash and cash equivalents ($19,937 and $17,108 related to VIEs)	46,835	28,971
Restricted cash ($32,661 and $36,196 related to VIEs)	89,083	91,445
Other assets ($177,533 and $182,108 related to VIEs)	457,591	476,727
Assets held for sale	—	27,106
Total assets	$6,157,694	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($328,934 and $336,471 related to VIEs)	$3,818,487	$4,022,809
Revolving credit facility borrowings	47,520	112,330
Total indebtedness	3,866,007	4,135,139
Accounts payable	35,239	41,919
Accrued liabilities and other ($137,398 and $135,644 related to VIEs)	280,118	279,077
Deferred income	70,303	81,882
Liabilities related to assets held for sale	—	28,969
Total liabilities	4,251,667	4,566,986
Preferred noncontrolling interests in Aimco Operating Partnership	87,942	87,937
Commitments and contingencies (Note 6)
Equity:
Perpetual Preferred Stock	159,126	186,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,281,519 and 146,403,274 shares issued/outstanding at June 30, 2015 and December 31, 2014, respectively	1,563	1,464
Additional paid-in capital	4,064,959	3,696,143
Accumulated other comprehensive loss	(7,402)	(6,456)
Distributions in excess of earnings	(2,589,336)	(2,649,542)
Total Aimco equity	1,628,910	1,227,735
Noncontrolling interests in consolidated real estate partnerships	205,123	233,296
Common noncontrolling interests in Aimco Operating Partnership	(15,948)	(18,926)
Total equity	1,818,085	1,442,105
Total liabilities and equity	$6,157,694	$6,097,028

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Rental and other property revenues	$238,637	$239,492	$476,926	$479,628
Tax credit and asset management revenues	6,146	6,926	12,122	15,714
Total revenues	244,783	246,418	489,048	495,342

OPERATING EXPENSES
Property operating expenses	87,930	94,500	183,422	193,768
Investment management expenses	1,086	1,021	2,689	2,273
Depreciation and amortization	75,150	71,399	149,582	141,706
General and administrative expenses	12,062	10,119	22,714	20,646
Other expenses, net	2,912	3,582	3,931	5,874
Total operating expenses	179,140	180,621	362,338	364,267
Operating income	65,643	65,797	126,710	131,075
Interest income	1,705	1,671	3,430	3,400
Interest expense	(49,605)	(55,061)	(103,125)	(110,807)
Other, net	350	189	2,614	(1,790)
Income before income taxes and gain on dispositions	18,093	12,596	29,629	21,878
Income tax benefit	5,814	5,347	12,735	8,105
Income from continuing operations	23,907	17,943	42,364	29,983
Gain on dispositions of real estate, net of tax	44,781	66,662	130,474	136,154
Net income	68,688	84,605	172,838	166,137
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(111)	(2,226)	(4,867)	(13,615)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,736)	(1,602)	(3,472)	(3,207)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(2,972)	(3,735)	(7,370)	(7,346)
Net income attributable to noncontrolling interests	(4,819)	(7,563)	(15,709)	(24,168)
Net income attributable to Aimco	63,869	77,042	157,129	141,969
Net income attributable to Aimco preferred stockholders	(2,758)	(1,758)	(6,280)	(2,212)
Net income attributable to participating securities	(307)	(274)	(701)	(513)
Net income attributable to Aimco common stockholders	$60,804	$75,010	$150,148	$139,244
Earnings attributable to Aimco per common share – basic (Note 7):
Income from continuing operations	$0.39	$0.51	$0.97	$0.96
Net income	$0.39	$0.51	$0.97	$0.96
Earnings attributable to Aimco per common share – diluted (Note 7):
Income from continuing operations	$0.39	$0.51	$0.97	$0.95
Net income	$0.39	$0.51	$0.97	$0.95
Dividends declared per common share	$0.30	$0.26	$0.58	$0.52

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$68,688	$84,605	$172,838	$166,137
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	161	(666)	(625)	(1,427)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	419	418	842	844
Unrealized losses on debt securities classified as available-for-sale	(945)	(518)	(1,162)	(51)
Other comprehensive loss	(365)	(766)	(945)	(634)
Comprehensive income	68,323	83,839	171,893	165,503
Comprehensive income attributable to noncontrolling interests	(4,846)	(7,537)	(15,709)	(24,173)
Comprehensive income attributable to Aimco	$63,477	$76,302	$156,184	$141,330

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172,838	$166,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,582	141,706
Gain on dispositions of real estate, net of tax	(130,474)	(136,154)
Other adjustments	(11,252)	1,549
Net changes in operating assets and operating liabilities	(23,390)	(28,959)
Net cash provided by operating activities	157,304	144,279
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(141,264)	(13,981)
Capital expenditures	(173,075)	(182,424)
Proceeds from dispositions of real estate	227,911	238,855
Purchases of corporate assets	(3,352)	(4,130)
Change in restricted cash	2,692	(96,186)
Other investing activities	3,240	(3,447)
Net cash used in investing activities	(83,848)	(61,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	197,646	62,974
Principal repayments on non-recourse property debt	(390,234)	(178,739)
Net (repayments) borrowings on revolving credit facility	(64,810)	3,000
Proceeds from issuance of Preferred Stock	—	123,658
Proceeds from issuance of Common Stock	366,580	—
Redemption and repurchase of Preferred Stock	(27,000)	(9,500)
Payment of dividends to holders of Preferred Stock	(5,585)	(1,355)
Payment of dividends to holders of Common Stock	(90,473)	(76,004)
Payment of distributions to noncontrolling interests	(39,286)	(32,107)
Other financing activities	(2,430)	3,182
Net cash used in financing activities	(55,592)	(104,891)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,864	(21,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,835	$33,826

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,349,056	$6,259,318
Land	1,881,739	1,885,640
Total real estate	8,230,795	8,144,958
Less accumulated depreciation	(2,666,610)	(2,672,179)
Net real estate ($348,562 and $360,160 related to VIEs)	5,564,185	5,472,779
Cash and cash equivalents ($19,937 and $17,108 related to VIEs)	46,835	28,971
Restricted cash ($32,661 and $36,196 related to VIEs)	89,083	91,445
Other assets ($177,533 and $182,108 related to VIEs)	457,591	476,727
Assets held for sale	—	27,106
Total assets	$6,157,694	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($328,934 and $336,471 related to VIEs)	$3,818,487	$4,022,809
Revolving credit facility borrowings	47,520	112,330
Total indebtedness	3,866,007	4,135,139
Accounts payable	35,239	41,919
Accrued liabilities and other ($137,398 and $135,644 related to VIEs)	280,118	279,077
Deferred income	70,303	81,882
Liabilities related to assets held for sale	—	28,969
Total liabilities	4,251,667	4,566,986
Redeemable preferred units	87,942	87,937
Commitments and contingencies (Note 6)
Partners’ Capital:
Preferred units	159,126	186,126
General Partner and Special Limited Partner	1,469,784	1,041,609
Limited Partners	(15,948)	(18,926)
Partners’ capital attributable to the Aimco Operating Partnership	1,612,962	1,208,809
Noncontrolling interests in consolidated real estate partnerships	205,123	233,296
Total partners’ capital	1,818,085	1,442,105
Total liabilities and partners’ capital	$6,157,694	$6,097,028

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Rental and other property revenues	$238,637	$239,492	$476,926	$479,628
Tax credit and asset management revenues	6,146	6,926	12,122	15,714
Total revenues	244,783	246,418	489,048	495,342

OPERATING EXPENSES
Property operating expenses	87,930	94,500	183,422	193,768
Investment management expenses	1,086	1,021	2,689	2,273
Depreciation and amortization	75,150	71,399	149,582	141,706
General and administrative expenses	12,062	10,119	22,714	20,646
Other expenses, net	2,912	3,582	3,931	5,874
Total operating expenses	179,140	180,621	362,338	364,267
Operating income	65,643	65,797	126,710	131,075
Interest income	1,705	1,671	3,430	3,400
Interest expense	(49,605)	(55,061)	(103,125)	(110,807)
Other, net	350	189	2,614	(1,790)
Income before income taxes and gain on dispositions	18,093	12,596	29,629	21,878
Income tax benefit	5,814	5,347	12,735	8,105
Income from continuing operations	23,907	17,943	42,364	29,983
Gain on dispositions of real estate, net of tax	44,781	66,662	130,474	136,154
Net income	68,688	84,605	172,838	166,137
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(111)	(2,226)	(4,867)	(13,615)
Net income attributable to the Aimco Operating Partnership	68,577	82,379	167,971	152,522
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,494)	(3,360)	(9,752)	(5,419)
Net income attributable to participating securities	(307)	(274)	(701)	(513)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$63,776	$78,745	$157,518	$146,590
Earnings attributable to the Aimco Operating Partnership per common unit – basic (Note 7):
Income from continuing operations	$0.39	$0.51	$0.97	$0.96
Net income	$0.39	$0.51	$0.97	$0.96
Earnings attributable to the Aimco Operating Partnership per common unit – diluted (Note 7):
Income from continuing operations	$0.39	$0.51	$0.97	$0.95
Net income	$0.39	$0.51	$0.97	$0.95
Distributions declared per common unit	$0.30	$0.26	$0.58	$0.52

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$68,688	$84,605	$172,838	$166,137
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate swaps	161	(666)	(625)	(1,427)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	419	418	842	844
Unrealized losses on debt securities classified as available-for-sale	(945)	(518)	(1,162)	(51)
Other comprehensive loss	(365)	(766)	(945)	(634)
Comprehensive income	68,323	83,839	171,893	165,503
Comprehensive income attributable to noncontrolling interests	(157)	(2,239)	(4,913)	(13,654)
Comprehensive income attributable to the Aimco Operating Partnership	$68,166	$81,600	$166,980	$151,849

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172,838	$166,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,582	141,706
Gain on dispositions of real estate, net of tax	(130,474)	(136,154)
Other adjustments	(11,252)	1,549
Net changes in operating assets and operating liabilities	(23,390)	(28,959)
Net cash provided by operating activities	157,304	144,279
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(141,264)	(13,981)
Capital expenditures	(173,075)	(182,424)
Proceeds from dispositions of real estate	227,911	238,855
Purchases of corporate assets	(3,352)	(4,130)
Change in restricted cash	2,692	(96,186)
Other investing activities	3,240	(3,447)
Net cash used in investing activities	(83,848)	(61,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	197,646	62,974
Principal repayments on non-recourse property debt	(390,234)	(178,739)
Net (repayments) borrowings on revolving credit facility	(64,810)	3,000
Proceeds from issuance of Preferred Units to Aimco	—	123,658
Proceeds from issuance of common partnership units to Aimco	366,580	—
Redemption and repurchase of Preferred Units from Aimco	(27,000)	(9,500)
Payment of distributions to holders of Preferred Units	(9,057)	(4,562)
Payment of distributions to General Partner and Special Limited Partner	(90,473)	(76,004)
Payment of distributions to Limited Partners	(4,425)	(4,026)
Payment of distributions to noncontrolling interests	(31,389)	(24,874)
Other financing activities	(2,430)	3,182
Net cash used in financing activities	(55,592)	(104,891)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,864	(21,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,835	$33,826

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At June 30, 2015, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 163,895,567 common partnership units and equivalents outstanding. At June 30, 2015, Aimco owned 156,281,519 of the common partnership units (95.4% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2015, we owned an equity interest in 143 conventional apartment communities with 41,425 apartment homes and 56 affordable apartment communities with 8,685 apartment homes. Of these, we consolidated 139 conventional apartment communities with 41,283 apartment homes and 49 affordable apartment communities with 7,998 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the six months ended June 30, 2015.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
As of June 30, 2015, we were the primary beneficiary of, and therefore consolidated, 61 VIEs, which owned 47 apartment communities with 7,459 apartment homes. Substantially all these VIEs are partnerships that are involved in the ownership or operation of qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $348.6 million collateralized $328.9 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at June 30, 2015, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2014 to June 30, 2015 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2014	$87,937
Distributions to preferred unitholders	(3,472)
Other	5
Net income	3,472
Balance, June 30, 2015	$87,942

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2014 to June 30, 2015 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2014	$1,227,735	$233,296	$(18,926)	$1,442,105
Issuance of Common Stock	366,580	—	—	366,580
Repurchase of preferred stock	(27,000)	—	—	(27,000)
Preferred stock dividends	(5,585)	—	—	(5,585)
Common dividends and distributions	(90,641)	(33,043)	(4,425)	(128,109)
Redemptions of common OP Units	—	—	(1,444)	(1,444)
Amortization of stock-based compensation cost	4,459	—	—	4,459
Effect of changes in ownership for consolidated entities	(2,956)	—	1,523	(1,433)
Change in accumulated other comprehensive loss	(945)	46	(46)	(945)
Other	134	(43)	—	91
Net income	157,129	4,867	7,370	169,366
Balance, June 30, 2015	$1,628,910	$205,123	$(15,948)	$1,818,085
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2014 to June 30, 2015 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2014	$1,208,809
Issuance of common partnership units to Aimco	366,580
Repurchase of Preferred Units from Aimco	(27,000)
Distributions to preferred units held by Aimco	(5,585)
Distributions to common units held by Aimco	(90,641)
Distributions to common units held by Limited Partners	(4,425)
Redemption of common OP Units	(1,444)
Amortization of Aimco stock-based compensation cost	4,459
Effect of changes in ownership for consolidated entities	(1,433)
Change in accumulated other comprehensive loss	(991)
Other	134
Net income	164,499
Balance, June 30, 2015	$1,612,962
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

Note 3 — Disposals and Assets Held for Sale
During the three and six months ended June 30, 2015, we sold two and eight consolidated apartment communities with an aggregate of 1,791 and 2,891 apartment homes, respectively, and during the year ended December 31, 2014, we sold 30 consolidated apartment communities with an aggregate of 9,067 apartment homes. The results of operations for the three and six months ended June 30, 2015 and 2014, for these apartment communities are reflected within income from continuing operations in our condensed consolidated statements of operations. The apartment communities sold during 2015 generated $1.0 million and $3.6 million of net income (before gains on dispositions) during the three and six months ended June 30, 2015, respectively. The apartment communities sold during 2015 and 2014, generated $8.8 million and $20.4 million of net income (before gains on dispositions) during the three and six months ended June 30, 2014, respectively.
The sale of these apartment communities resulted in gains on disposition of real estate of $44.8 million and $130.5 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the sale of apartment communities resulted in gains on disposition of real estate of $66.7 million and $136.2 million, respectively, which are net of $8.6 million and $8.7 million of related income taxes. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $7.6 million and $19.8 million for consolidated dispositions during the three and six months ended June 30, 2015, respectively, and $2.7 million and $8.5 million for consolidated dispositions during the three and six months ended June 30, 2014, respectively. In connection with sales of apartment communities during the three and six months ended June 30, 2015, the purchasers assumed $6.1 million of non-recourse property debt. In connection with sales of apartment communities during the three and six months ended June 30, 2014, the purchasers assumed $8.8 million and $38.6 million of non-recourse property debt, respectively.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of June 30, 2015, we had no apartment communities classified as held for sale.
Note 4 — Other Significant Transactions
Investments in Apartment Communities
During the the six months ended June 30, 2015, we acquired for $38.3 million a 94-apartment home community located in Atlanta, Georgia, and we acquired for $63.0 million a 115-apartment home community located in Cambridge, Massachusetts.
During the the six months ended June 30, 2015, we also purchased a 91-apartment home community currently under construction. This community is also located in Cambridge, Massachusetts, and is two blocks from the apartment community described in the prior paragraph. At closing, we paid $27.9 million and agreed to fund the remaining construction costs up to $15.1 million, for total consideration not to exceed $43.0 million.

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
At June 30, 2015, the Napico portfolio consisted of 15 partnerships that held investments in 13 apartment communities that were consolidated and 50 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Real estate, net	$113,395	$117,851
Cash and cash equivalents	31,128	23,133
Investment in unconsolidated real estate partnerships	1,095	8,392
Other assets	19,448	11,759
Total assets	$165,066	$161,135

Total indebtedness	$110,850	$113,641
Accrued and other liabilities	10,390	4,417
Total liabilities	$121,240	$118,058

Noncontrolling interests in consolidated real estate partnerships	39,948	44,106
Equity attributable to Aimco and the Aimco Operating Partnership	3,878	(1,029)
Total liabilities and equity	$165,066	$161,135
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net income (loss) related to Napico (before income taxes and noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$6,467	$5,675	$12,934	$11,350
Expenses	(5,067)	(5,677)	(10,477)	(10,878)
Equity in loss of unconsolidated entities, gains or losses on dispositions and other, net	(885)	41	195	(1,953)
Net income (loss) related to legacy asset management business	515	39	2,652	(1,481)
Income tax (expense) benefit associated with legacy asset management business	(1,005)	240	(2,024)	349
Loss (income) allocated to noncontrolling interests in consolidated real estate partnerships	2,105	(711)	2,511	188
Net income (losses) of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$1,615	$(432)	$3,139	$(944)
Revenues increased during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, due to an increase in rent subsidies to reflect current market rates for one of the apartment communities in this portfolio.
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
Equity and Partners’ Capital Transactions
During the six months ended June 30, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million, net of issuance costs.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, during the six months ended June 30, 2015, we repaid the then outstanding balance on our Credit Agreement, expanded our unencumbered asset pool, funded redevelopment and property upgrades investments that would otherwise have been funded with property debt on a leverage-neutral basis, and Aimco redeemed the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock at its par value of $27.0 million. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion included in interest income	1,864	—	1,864
Unrealized losses included in interest expense	—	(24)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	844	844
Unrealized losses included in equity and partners’ capital	(51)	(1,427)	(1,478)
Fair value at June 30, 2014	$60,221	$(5,211)	$55,010

Fair value at December 31, 2014	$61,043	$(5,273)	$55,770
Investment accretion included in interest income	2,068	—	2,068
Unrealized losses included in interest expense	—	(24)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	842	842
Unrealized losses included in equity and partners’ capital	(1,162)	(625)	(1,787)
Fair value at June 30, 2015	$61,949	$(5,080)	$56,869
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold the most subordinate position in the securitization, along with several mezzanine positions. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of June 30, 2015, was approximately 5.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $65.7 million and $63.6 million at June 30, 2015 and December 31, 2014, respectively. The amortized cost exceeded the fair value of the most subordinate position at June 30, 2015, primarily due to a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate position is temporary and we have not recognized any of the decline in value in earnings.

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
As of June 30, 2015 and December 31, 2014, we had interest rate swaps with aggregate notional amounts of $50.1 million and $50.3 million, respectively. As of June 30, 2015, these swaps had a weighted average remaining term of 5.5 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at June 30, 2015, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2015 and December 31, 2014, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.0 billion and $4.4 billion at June 30, 2015 and December 31, 2014, respectively, as compared to aggregate carrying amounts of $3.9 billion and $4.1 billion, respectively. Substantially all of the difference between the fair value and the carrying value of our consolidated indebtedness relates to apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction related contracts and we have made commitments to complete certain projects, pursuant to financing or other arrangements. As of June 30, 2015, our commitments related to these capital activities totaled approximately $173.9 million, most of which we expect to incur during the next 12 months. Our commitments related to our One Canal Street development project will be funded in part by a $114.0 million non-recourse property loan, of which $66.4 million was available to draw at June 30, 2015.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2015, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings per Share/Unit
Aimco
Aimco calculates earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$23,907	$17,943	$42,364	$29,983
Gain on dispositions of real estate, net of tax	44,781	66,662	130,474	136,154
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(4,819)	(7,563)	(15,709)	(24,168)
Income attributable to preferred stockholders	(2,758)	(1,758)	(6,280)	(2,212)
Income attributable to participating securities	(307)	(274)	(701)	(513)
Income from continuing operations attributable to Aimco common stockholders	$60,804	$75,010	$150,148	$139,244

Net income	$68,688	$84,605	$172,838	$166,137
Net income attributable to noncontrolling interests	(4,819)	(7,563)	(15,709)	(24,168)
Net income attributable to preferred stockholders	(2,758)	(1,758)	(6,280)	(2,212)
Net income attributable to participating securities	(307)	(274)	(701)	(513)
Net income attributable to Aimco common stockholders	$60,804	$75,010	$150,148	$139,244

Denominator:
Weighted average common shares outstanding – basic	155,524	145,657	154,672	145,565
Dilutive potential common shares	430	328	443	268
Weighted average common shares outstanding – diluted	155,954	145,985	155,115	145,833

Earnings attributable to Aimco per common share – basic:
Income from continuing operations	$0.39	$0.51	$0.97	$0.96
Net income	$0.39	$0.51	$0.97	$0.96

Earnings attributable to Aimco per common share – diluted:
Income from continuing operations	$0.39	$0.51	$0.97	$0.95
Net income	$0.39	$0.51	$0.97	$0.95

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$23,907	$17,943	$42,364	$29,983
Gain on dispositions of real estate, net of tax	44,781	66,662	130,474	136,154
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(111)	(2,226)	(4,867)	(13,615)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,494)	(3,360)	(9,752)	(5,419)
Income attributable to participating securities	(307)	(274)	(701)	(513)
Income from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$63,776	$78,745	$157,518	$146,590

Net income	$68,688	$84,605	$172,838	$166,137
Net income attributable to noncontrolling interests	(111)	(2,226)	(4,867)	(13,615)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,494)	(3,360)	(9,752)	(5,419)
Net income attributable to participating securities	(307)	(274)	(701)	(513)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$63,776	$78,745	$157,518	$146,590

Denominator:
Weighted average common units outstanding – basic	163,149	153,377	162,304	153,295
Dilutive potential common units	430	328	443	268
Weighted average common units outstanding – diluted	163,579	153,705	162,747	153,563

Earnings attributable to the Aimco Operating Partnership per common unit – basic:
Income from continuing operations	$0.39	$0.51	$0.97	$0.96
Net income	$0.39	$0.51	$0.97	$0.96

Earnings attributable to the Aimco Operating Partnership per common unit – diluted:
Income from continuing operations	$0.39	$0.51	$0.97	$0.95
Net income	$0.39	$0.51	$0.97	$0.95
Aimco and the Aimco Operating Partnership
As of June 30, 2015, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 1.9 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and six months ended June 30, 2015 and 2014, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.8 million shares and 0.5 million shares at June 30, 2015 and 2014, respectively. The effect of participating securities is included in basic and diluted earnings per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of June 30, 2015, a total of 3.3 million preferred OP Units were outstanding with an aggregate redemption value of $87.9 million and were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 143 apartment communities with 41,425 apartment homes at June 30, 2015. Our affordable real estate operations consisted of 56 apartment communities with 8,685 apartment homes at June 30, 2015, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2015:
Rental and other property revenues	$201,437	$24,158	$9,320	$3,722	$238,637
Tax credit and asset management revenues	—	—	—	6,146	6,146
Total revenues	201,437	24,158	9,320	9,868	244,783
Property operating expenses	65,700	9,103	3,237	9,890	87,930
Investment management expenses	—	—	—	1,086	1,086
Depreciation and amortization	—	—	—	75,150	75,150
General and administrative expenses	—	—	—	12,062	12,062
Other expenses, net	—	—	—	2,912	2,912
Total operating expenses	65,700	9,103	3,237	101,100	179,140
Net operating income (loss)	135,737	15,055	6,083	(91,232)	65,643
Other items included in continuing operations	—	—	—	(41,736)	(41,736)
Income (loss) from continuing operations	$135,737	$15,055	$6,083	$(132,968)	$23,907

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2014:
Rental and other property revenues	$182,934	$23,613	$7,225	$25,720	$239,492
Tax credit and asset management revenues	—	—	—	6,926	6,926
Total revenues	182,934	23,613	7,225	32,646	246,418
Property operating expenses	62,153	9,589	1,942	20,816	94,500
Investment management expenses	—	—	—	1,021	1,021
Depreciation and amortization	—	—	—	71,399	71,399
General and administrative expenses	—	—	—	10,119	10,119
Other expenses, net	—	—	—	3,582	3,582
Total operating expenses	62,153	9,589	1,942	106,937	180,621
Net operating income (loss)	120,781	14,024	5,283	(74,291)	65,797
Other items included in continuing operations	—	—	—	(47,854)	(47,854)
Income (loss) from continuing operations	$120,781	$14,024	$5,283	$(122,145)	$17,943

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2015:
Rental and other property revenues	$398,678	$48,391	$18,049	$11,808	$476,926
Asset management and tax credit revenues	—	—	—	12,122	12,122
Total revenues	398,678	48,391	18,049	23,930	489,048
Property operating expenses	133,209	19,333	6,843	24,037	183,422
Investment management expenses	—	—	—	2,689	2,689
Depreciation and amortization	—	—	—	149,582	149,582
General and administrative expenses	—	—	—	22,714	22,714
Other expenses, net	—	—	—	3,931	3,931
Total operating expenses	133,209	19,333	6,843	202,953	362,338
Net operating income (loss)	265,469	29,058	11,206	(179,023)	126,710
Other items included in continuing operations	—	—	—	(84,346)	(84,346)
Income (loss) from continuing operations	$265,469	$29,058	$11,206	$(263,369)	$42,364

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2014:
Rental and other property revenues	$362,199	$46,993	$14,362	$56,074	$479,628
Asset management and tax credit revenues	—	—	—	15,714	15,714
Total revenues	362,199	46,993	14,362	71,788	495,342
Property operating expenses	125,018	19,856	4,395	44,499	193,768
Investment management expenses	—	—	—	2,273	2,273
Depreciation and amortization	—	—	—	141,706	141,706
General and administrative expenses	—	—	—	20,646	20,646
Other expenses, net	—	—	—	5,874	5,874
Total operating expenses	125,018	19,856	4,395	214,998	364,267
Net operating income (loss)	237,181	27,137	9,967	(143,210)	131,075
Other items included in continuing operations	—	—	—	(101,092)	(101,092)
Income (loss) from continuing operations	$237,181	$27,137	$9,967	$(244,302)	$29,983

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. In the segment presentation above, the current year and prior year operating results for apartment communities sold or classified as held for sale during 2015 or 2014 are presented within the Corporate and Amounts Not Allocated to Segments column. Proportionate property net operating income, our key measurement of segment profit or loss, also excludes property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization. Accordingly, we do not allocate these amounts to our segments and they are presented within the Corporate and Amounts Not Allocated to Segments column.

For the six months ended June 30, 2015 and 2014, capital additions related to our conventional segment totaled $156.6 million and $178.2 million, respectively, and capital additions related to our affordable segment totaled $4.5 million and $3.6 million, respectively.

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
Property Operations
We own and operate a diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At June 30, 2015, our conventional portfolio included 143 apartment communities with 41,425 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At June 30, 2015, our affordable portfolio consisted of 56 apartment communities with 8,685 apartment homes in which we held an average ownership of approximately 95%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the six months ended June 30, 2015.
For the three months ended June 30, 2015, our conventional portfolio had average revenue per effective apartment home of $1,759 and provided 67% operating margins and 60% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s trailing twelve month property net operating income, less capital replacements spending required to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 14% from average revenues of $1,548 for the three months ended June 30, 2014, as a result of quarter year-over-year per home revenue growth of 4.4% for our conventional same store apartment communities and the sale of conventional apartment communities during 2015 and 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio and reinvestment of the proceeds in higher-rent apartment communities through redevelopment and acquisitions. During the three months ended June 30, 2015, on average, combined conventional same store new and renewal lease rates were 5.4% higher than expiring lease rates.
Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality market-rate apartment communities, averaging “B/B+” in quality, and diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality assets are those with rents greater than $1,100 per month, but lower than 90% of the local market average; and “C” quality assets are those with rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades, capital improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through leverage neutral paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital. Through this disciplined approach to capital recycling, we have significantly increased the quality of our portfolio. From 2011 to June 30, 2015, we:

•
Increased our period-end conventional portfolio average revenue per apartment home by 39% to $1,759. This rate of growth reflects the impact of market rent growth, and more significantly, the impact of portfolio management through dispositions, redevelopment and acquisitions;

•	Increased our conventional portfolio FCF margin by 12% through the sale of lower-rent communities and reinvestment in higher-rent communities;

•
Disposed entirely our holidings represented by “C” quality apartment communities with rents lower than 90% of local market average and less than $1,100 per month, and increased by 65% the percentage of our portfolio represented by “A” quality apartment communities; and

•	Increased to 92% the percentage of our conventional property net operating income earned in our target markets.
As we execute this portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase FCF margins; and to increase to 95% or more the percentage of our conventional property net operating income earned in target markets.
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the six months ended June 30, 2015, we upgraded our portfolio through the acquisition of two apartment communities. In March, we acquired for $38.3 million Mezzo, a 94-apartment home community located in Atlanta, Georgia. This community has 2,800 square feet of commercial space. Stabilized revenues per apartment home are expected to average $3,600, making this an “A” quality asset for us.
In April, we acquired for $63.0 million, Axiom Apartment Homes, located near Kendall Square in Cambridge, Massachusetts. We began leasing the newly constructed six-story building during the second quarter, which includes 115 apartment homes and 3,800 square feet of retail space. As of June 30, 2015, the apartment homes were 13% occupied. Upon stabilization, revenues per apartment home are expected to average $3,550, making this an “A” quality asset.
Additionally, in June, we acquired 270 on Third, an eight-story, 91-apartment home community currently under construction near Kendall Square in Cambridge, Massachusetts. 270 on Third is located two blocks from Axiom Apartment Homes and is contiguous to a large life science complex now under construction, the completion of which is planned for late spring or early summer 2016. Upon completion in the fourth quarter of 2015, 270 on Third will also contain more than 8,000 square feet of retail space. At closing, we paid $27.9 million and agreed to fund the remaining construction costs up to $15.1 million, for total consideration not to exceed $43.0 million. We expect to invest an additional $2.0 million for other improvements and capitalized costs, bringing our total projected investment to $45.0 million. Upon stabilization, revenues per apartment home are expected to average $2,600, making this an "A" quality asset.
Consistent with our paired trade discipline, we funded these acquisitions using a portion of the proceeds from our sale of eight apartment communities with average monthly revenues per apartment home of $1,002.
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
During the six months ended June 30, 2015, we invested $68.2 million in our redevelopment projects, and we completed construction at three redevelopment projects. Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California, were completed in the first quarter and, as of June 30, 2015, were 96% and 90% occupied, respectively. 2900 on First in Seattle, Washington, was completed during the second quarter and, as of June 30, 2015, was 97% occupied.
Also during the second quarter, we approved a plan to continue redevelopment of The Sterling, located in Center City Philadelphia. Since 2014, we have completed the redevelopment of 121, or approximately one-quarter, of the apartment homes as planned, at a cost consistent with underwriting, and at rents in excess of our underwriting. These results led to our decision to redevelop an additional five floors with 103 apartment homes for an additional investment of approximately $13.5 million.
We undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market. During the six months ended June 30, 2015, we invested $40.1 million in the development of One Canal Street in the historic Bullfinch Triangle neighborhood of Boston's West End.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopment and development projects during the six months ended June 30, 2015.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest and Preferred Dividends to be greater than 2.5x. We also track the ratios of Proportionate Debt to Adjusted EBITDA and Adjusted EBITDA to Adjusted Interest.
Proportionate Debt, Adjusted EBITDA and Adjusted Interest, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Performance and Liquidity Measures - Leverage Ratios heading. Preferred Equity represents Aimco's preferred stock and the Aimco Operating Partnership's preferred OP Units.
Our leverage ratios for the trailing twelve month periods ended June 30, 2015 and 2014, are presented below:

Actual Trailing Twelve Months Ended June 30,
	2015	2014
Proportionate Debt to Adjusted EBITDA	6.5x	6.8x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	7.0x	7.3x
Adjusted EBITDA to Adjusted Interest	2.9x	2.6x
Adjusted EBITDA to Adjusted Interest and Preferred Dividends	2.6x	2.5x
From 2011 to June 30, 2015, we reduced our ratio Proportionate Debt plus Preferred Equity to Adjusted EBITDA by 3.0x, from 10.0x to 7.0.x, and we increased our ratio of Adjusted EBITDA to Interest and Preferred Dividends by 0.8x, from 1.8x to 2.6x. We achieved these leverage reductions by paying down property debt, reducing the amount of preferred securities outstanding, increasing our common equity, and through EBITDA growth.
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped or developed are completed and leased, and from regularly scheduled property debt amortization repaid from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of June 30, 2015, this pool included 23 consolidated apartment communities with an estimated fair value of approximately $1.5 billion.
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
During the six months ended June 30, 2015, the two agencies rating us upgraded our credit rating and outlook to BBB- (stable), an investment grade rating. While an investment grade rating provides for readier access to the issuance of corporate debt, we do not anticipate doing so.
At June 30, 2015, approximately 93% of our leverage consisted of property-level, non-recourse, long-dated debt and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.4 years, with 0.6% of our unpaid principal balances maturing during the remainder of 2015 and, on average, 6.8% of our unpaid principal balance maturing each year from 2016 through 2018. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid. At June 30, 2015 we had $47.5 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $514.9 million, net of the outstanding borrowings and $37.6 million for undrawn letters of credit backed by the Credit Agreement.

Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the twelve month period ended June 30, 2015, our Debt Service and Fixed Charge Coverage ratios were 1.92x and 1.81x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.78x and 1.72x, respectively, for the twelve month period ended June 30, 2014. We expect to remain in compliance with these covenants during the next 12 months.
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
Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity. Adjusted Funds From Operations and Pro forma Funds From Operations are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading, and proportionate property net operating income is defined and further described below under the Results of Operations – Property Operations heading. Free Cash Flow represents net operating income less capital spending required to maintain the condition of an apartment community, and Free Cash Flow internal rate of return represents the rate of return generated by the investment in an apartment community, Free Cash Flow from the apartment community, and the proceeds from its eventual sale, and is a common benchmark used in the real estate industry for relative comparison of real estate valuations.
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
Overview
Highlights of our results of operations for the three months ended June 30, 2015, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended June 30, 2015, increased by 4.5% and decreased by 0.1%, respectively, resulting in a 6.7% increase in net operating income as compared to the three months ended June 30, 2014; and

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 14%, from $1,548 for the three months ended June 30, 2014 to $1,759 for the three months ended June 30, 2015, primarily as a result of Conventional Same Store year-over-year revenue growth of 4.5%, the delivery of new apartment homes at our redevelopment apartment communities, reinvestment of sales proceeds in higher-rent apartment communities through redevelopment and acquisitions, and the sale of conventional apartment communities during 2015 and 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio.

Three Months Ended June 30, 2015 compared to June 30, 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $13.2 million and $13.8 million, respectively, during the the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease in income for Aimco and the Aimco Operating Partnership was principally due to a decrease in gains on dispositions of real estate.
Six Months Ended June 30, 2015 compared to June 30, 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $15.2 million and $15.4 million, respectively, during the the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in property net operating income and a decrease in interest expense.
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
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition, and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year periods, and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those currently under construction and those previously under construction but that had not yet achieved stabilized operations as of January 1, 2014. Conventional Acquisition apartment communities are those we have acquired since January 1, 2014. Other Conventional apartment communities includes conventional apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy as of January 1, 2014, often due to a casualty event; and the operations of properties that are not multifamily, such as fitness centers.
As of June 30, 2015, as defined by our segment performance metrics, our Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition and Other Conventional portfolios consisted of 112, 9, 8 and 10 apartment communities with 35,431, 3,308, 1,391 and 1,153 apartment homes, respectively. From December 31, 2014 to June 30, 2015, on a net basis, our Conventional Same Store portfolio increased by nine apartment communities and decreased by 1,289 apartment homes. This increase consisted of:

•	two apartment communities with 83 apartment homes that were reclassified from our Conventional Acquisition portfolio when they reached stabilization following acquisition:

•
one apartment community with 488 apartment homes that was reclassified from our Other Conventional portfolio upon maintaining stabilized occupancy following increased vacancy associated with the termination of corporate housing leases; and

•
eight New York apartment communities with 230 apartment homes that were reclassified from our Other Conventional portfolio upon determination that the prospective rental rates for these communities are expected to be more comparable to market rental rate growth in that market, independent of government regulation.

These increases were offset by the removal of two apartment communities with 2,090 apartment homes that were sold during the period. Our conventional portfolio results for the three and six months ended June 30, 2015 and 2014, as presented below, are based on the apartment community populations as of June 30, 2015.

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$169,942	$162,662	$7,280	4.5%
Conventional Redevelopment and Development	16,508	12,005	4,503	37.5%
Conventional Acquisition	6,332	183	6,149	3,360.1%
Other Conventional	8,655	8,084	571	7.1%
Total	201,437	182,934	18,503	10.1%
Property operating expenses:
Conventional Same Store	53,099	53,133	(34)	(0.1)%
Conventional Redevelopment and Development	5,670	5,015	655	13.1%
Conventional Acquisition	2,923	102	2,821	2,765.7%
Other Conventional	4,008	3,903	105	2.7%
Total	65,700	62,153	3,547	5.7%
Property net operating income:
Conventional Same Store	116,843	109,529	7,314	6.7%
Conventional Redevelopment and Development	10,838	6,990	3,848	55.1%
Conventional Acquisition	3,409	81	3,328	4,108.6%
Other Conventional	4,647	4,181	466	11.1%
Total	$135,737	$120,781	$14,956	12.4%
For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, our conventional segment’s proportionate property net operating income increased $15.0 million, or 12.4%.
For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, Conventional Same Store proportionate property net operating income increased by $7.3 million, or 6.7%. This increase was primarily attributable to a $7.3 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $71 per effective home), comprised primarily of increases in rental rates, and a 10 basis point increase in average daily occupancy. Rental rates on new leases transacted during the three months ended June 30, 2015, were 5.7% higher than expiring lease rates, and renewal rates were 5.1% higher than expiring lease rates. Operating expenses decreased slightly, primarily due to decreases in insurance, marketing and administrative costs, partially offset by increases in repairs and maintenance, payroll and taxes. During the three months ended June 30, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.1 million, or 0.6%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $3.8 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From June 30, 2014 to June 30, 2015, we leased approximately 500 apartment homes that were placed into service at our Lincoln Place and The Preserve at Marin apartment communities. This was partially offset by a reduction in revenue associated with nearly 350 apartment homes taken out of service at our Park Towne Place, The Sterling and Ocean House on Prospect redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $3.3 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to apartment communities we acquired during 2014 and 2015.

Our Other Conventional proportionate property net operating income increased by $0.5 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was primarily driven by increased occupancy and lower bad debts at one of our New York communities following the eviction of a commercial tenant and subsequent lease up of the space.

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$337,874	$323,462	$14,412	4.5%
Conventional Redevelopment and Development	31,971	22,864	9,107	39.8%
Conventional Acquisition	11,865	295	11,570	3,922.0%
Other Conventional	16,968	15,578	1,390	8.9%
Total	398,678	362,199	36,479	10.1%
Property operating expenses:
Conventional Same Store	108,535	107,091	1,444	1.3%
Conventional Redevelopment and Development	11,686	9,777	1,909	19.5%
Conventional Acquisition	4,884	161	4,723	2,933.5%
Other Conventional	8,104	7,989	115	1.4%
Total	133,209	125,018	8,191	6.6%
Property net operating income:
Conventional Same Store	229,339	216,371	12,968	6.0%
Conventional Redevelopment and Development	20,285	13,087	7,198	55.0%
Conventional Acquisition	6,981	134	6,847	5,109.7%
Other Conventional	8,864	7,589	1,275	16.8%
Total	$265,469	$237,181	$28,288	11.9%
For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, our conventional segment’s proportionate property net operating income increased $28.3 million, or 11.9%.
For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, Conventional Same Store proportionate property net operating income increased by $13.0 million, or 6.0%. This increase was primarily attributable to a $14.4 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $71 per effective home), comprised primarily of increases in rental rates, and a 10 basis point increase in average daily occupancy. Rental rates on new leases transacted during the six months ended June 30, 2015, were 3.7% higher than expiring lease rates, and renewal rates were 4.9% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $1.4 million, or 1.3%, increase in property operating expenses, primarily due to increases in real estate taxes, repairs and maintenance and utility costs, partially offset by decreases in marketing and insurance costs. During the six months ended June 30, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.7 million, or 1.4%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $7.2 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From June 30, 2014 to June 30, 2015, we leased approximately 500 apartment homes that were placed into service at our Lincoln Place and The Preserve at Marin apartment communities. This was partially offset by a reduction in revenue associated with nearly 350 apartment homes taken out of service at our Park Towne Place, The Sterling and Ocean House on Prospect redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $6.8 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to apartment communities we acquired during 2014 and 2015.
Our Other Conventional proportionate property net operating income increased by $1.3 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was primarily driven by increased occupancy and lower bad debts at one of our New York communities following the eviction of a commercial tenant and subsequent lease up of the space.

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
At June 30, 2015, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 45 and two apartment communities with 7,311 and 595 apartment homes, respectively. From December 31, 2014 to June 30, 2015, on a net basis, our Affordable Same Store portfolio increased by one apartment community with 200 apartment homes that was reclassified to our Affordable Same Store portfolio upon maintaining a stabilized level of occupancy following a casualty event. Our affordable results for the three and six months ended June 30, 2015 and 2014, presented below are based on the apartment community populations at June 30, 2015.

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,954	$21,605	$349	1.6%
Other Affordable	2,204	2,008	196	9.8%
Total	24,158	23,613	545	2.3%
Property operating expenses:
Affordable Same Store	8,256	8,590	(334)	(3.9)%
Other Affordable	847	999	(152)	(15.2)%
Total	9,103	9,589	(486)	(5.1)%
Property net operating income:
Affordable Same Store	13,698	13,015	683	5.2%
Other Affordable	1,357	1,009	348	34.5%
Total	$15,055	$14,024	$1,031	7.4%
For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, our affordable segment’s proportionate property net operating income increased by $1.0 million, or 7.4%. The increase was partly attributed to an increase in rental income driven by higher rental rates and increases in commercial income. Affordable proportionate property net operating income also increased due to reductions in insurance expense, real estate taxes and payroll.

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$43,920	$42,989	$931	2.2%
Other Affordable	4,471	4,004	467	11.7%
Total	48,391	46,993	1,398	3.0%
Property operating expenses:
Affordable Same Store	17,574	17,935	(361)	(2.0)%
Other Affordable	1,759	1,921	(162)	(8.4)%
Total	19,333	19,856	(523)	(2.6)%
Property net operating income:
Affordable Same Store	26,346	25,054	1,292	5.2%
Other Affordable	2,712	2,083	629	30.2%
Total	$29,058	$27,137	$1,921	7.1%

For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, our affordable segment’s proportionate property net operating income increased by $1.9 million, or 7.1%. The increase was primarily attributed to an increase in rental income driven by higher rental rates and increases in commercial income. Affordable proportionate property net operating income also increased due to reductions in insurance expense and payroll.

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
For the three months ended June 30, 2015 and 2014, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $6.1 million and $5.9 million, respectively. For the six months ended June 30, 2015 and 2014, property management expenses totaled $12.1 million and $12.3 million, respectively.
For the three months ended June 30, 2015 and 2014, casualty losses totaled $1.5 million and $2.9 million, respectively. Casualty losses were higher during 2014 primarily due to severe weather associated with the 2014 “Polar Vortex,” which affected many of our apartment communities in the Northeast and Midwest.
During the six months ended June 30, 2015 and 2014, casualty losses totaled $5.6 million and $6.9 million, respectively. Casualty losses during the six months ended June 30, 2015, included casualty losses and snow removal costs associated with the severe snow storms in the Northeast, and casualty losses during the six months ended June 30, 2014, primarily related to the severe weather associated with the 2014 “Polar Vortex,” as discussed above.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners.
For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, tax credit and asset management revenues decreased by $0.8 million. This decrease was attributable to a decrease in amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and early 2015.
For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, tax credit and asset management revenues decreased by $3.6 million. This decrease was attributable to a decrease in amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and early 2015, and a decrease in disposition and other transactional fees earned in 2015, as compared to 2014.
Investment Management Expenses
For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, investment management expenses increased by $0.1 million and $0.4 million, respectively, primarily due to increases in personnel and related costs.
Depreciation and Amortization
For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, depreciation and amortization increased $3.8 million, or 5.3%, and $7.9 million, or 5.6%, respectively, primarily due to assets placed in service as we completed apartment homes in our redevelopment projects and assets we acquired in 2014 and 2015, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, general and administrative expenses increased $1.9 million, or 19.2%, and $2.1 million, or 10.0%, respectively, primarily due to the timing of our recognition of anticipated incentive compensation, as well as increases in administrative, technology and professional service costs.
Other Expenses, net
For the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, other expenses, net decreased by $0.7 million and $1.9 million, respectively, primarily due to reductions in legal costs.

Interest Expense
For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, interest expense, which includes the amortization of deferred financing costs, decreased by $5.5 million, or 9.9%, and $7.7 million, or 6.9%, respectively. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities and decreases in property debt resulting from apartment community dispositions. These decreases in interest expense were partially offset by increases related to our acquisition of apartment communities and on three of our redevelopment projects which reached completion of construction and ceased capitalization of related interest expense.
For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, the decreases in interest described above were also partially offset by prepayment penalties incurred during 2015.
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
During the three months ended June 30, 2015 and 2014, other, net primarily consisted of $0.5 million and less than $0.1 million of net income, respectively, related to our legacy asset management business. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $1.6 million of net income for the three months ended June 30, 2015, and $0.4 million of net loss for the three months ended June 30, 2014.
During the six months ended June 30, 2015 and 2014, other, net primarily consisted of $2.7 million of net income and $1.5 million of net losses, respectively, related to our legacy asset management business. The increase in net income of the legacy asset management business was primarily due to increases in revenues due to an increase in rent subsidies to reflect current market rates for one of the apartment communities in this portfolio, as well as an increase on gains on dispositions of consolidated and unconsolidated apartment communities. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $3.1 million of net income for the six months ended June 30, 2015, and and $0.9 million of net loss for the six months ended June 30, 2014.
Income Tax Benefit
Certain of our operations or a portion thereof, including property, asset and risk management activities, are conducted through TRS entities. Income taxes related to the results of operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
Prior to December 15, 2014, the interests in our tax credit business were owned through TRS entities. On December 15, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes.
For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, income tax benefit increased by $0.5 million and $4.6 million, respectively. Income tax benefit increased primarily due to a decrease in income taxes associated with our tax credit business and an increase in the amount of historic tax credits recognized related to our Park Towne Place and Lincoln Place redevelopment projects in 2015, as compared to the credits recognized related to the Lincoln Place redevelopment in 2014. We anticipate the amount of historic tax credits recognized for the remainder of 2015 to be comparable with the amounts recognized during the six months ended June 30, 2015.
Gain on Dispositions of Real Estate, Net of Tax
During the three months ended June 30, 2015 and 2014, we recognized gains on disposition of real estate of $44.8 million and $66.7 million on our disposal of two and six consolidated apartment communities, respectively. During the six months ended June 30, 2015 and 2014, we recognized gains on disposition of real estate of $130.5 million and $136.2 million on our disposal of 8 and 11 consolidated apartment communities, respectively.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. For apartment communities sold, we calculate NOI capitalization rates using an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds. For apartment communities sold, we calculate FCF as an apartment community’s trailing twelve month NOI less $1,200 of assumed capital spending per apartment home required to maintain the condition of the apartment community, and we calculate the FCF capitalization rate by dividing the apartment community's FCF by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NOI capitalization rate:
Conventional	8.3%	7.3%	6.7%	7.0%
Affordable	3.9%	5.9%	3.8%	6.7%
FCF capitalization rate:
Conventional	6.3%	5.7%	5.4%	5.5%
Affordable	2.8%	4.8%	2.7%	5.5%
The apartment communities sold during 2015 and 2014 were primarily outside of our target markets or in less desirable locations within our target markets and had average revenues significantly below those of our retained portfolio. Accordingly, we believe the NOI capitalization rates and FCF capitalization rates for these properties are not indicative of those of our retained portfolio.
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
For the three months ended June 30, 2015 and 2014, we allocated net income of $0.1 million and $2.2 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $2.1 million. The amounts of net income allocated to noncontrolling interests decreased primarily due to deferred asset management fees recognized by the legacy asset management business during the three months ended June 30, 2015, partially offset by an increase in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships.
For the six months ended June 30, 2015 and 2014, we allocated net income of $4.9 million and $13.6 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $8.7 million. The amounts of net income allocated to noncontrolling interests decreased primarily due to deferred asset management fees recognized by the legacy asset management business during the six months ended June 30, 2015, partially offset by a decrease in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. The amount of the Aimco Operating Partnership’s income allocated to holders of preferred OP Units is equal to the amount of distributions they receive, which totaled $1.7 million, and $1.6 million, respectively, during three months ended June 30, 2015 and 2014, and $3.5 million and $3.2 million, respectively, for the six months ended June 30, 2015 and 2014.
Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. For the three months ended June 30, 2015 and 2014, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $3.0 million and $3.7 million, respectively, a decrease in their share of income of $0.8 million. For the six months ended June 30, 2015 and 2014, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $7.4 million and $7.3 million, respectively.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders increased by $1.0 million and $1.1 million, respectively, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, and $4.1 million and $4.3 million, respectively, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to our issuance during May 2014 of $125.0 million of preferred securities with a 6.875% dividend/distribution rate. The increases in net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders during the six months ended June 30, 2015 were also partly attributable to the write-off of previously deferred issuance costs in connection with our March 2015 redemption of preferred securities.

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
We currently have several apartment communities in varying stages of significant redevelopment and two apartment communities under development. We assess the recoverability of the carrying amount of these apartment communities by comparing our estimate of undiscounted future cash flows based on the expected service potential of the apartment communities upon completion to the carrying amounts.
Our portfolio strategy is to sell each year the lowest-rated 5% to 10% of our portfolio and to reinvest the proceeds from such sales in redevelopment and acquisition of higher-quality apartment communities. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired time frame. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.
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
Non-GAAP Performance and Liquidity Measures
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and six months ended June 30, 2015 and 2014, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Aimco common stockholders (1)	$60,804	$75,010	$150,148	$139,244
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	72,997	69,553	145,619	137,983
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,610)	(2,384)	(5,098)	(4,771)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(43,304)	(65,972)	(124,031)	(123,018)
Provision for (recovery of) impairment losses related to depreciable real estate assets, including amounts related to unconsolidated entities and net of noncontrolling partners’ interest	655	(163)	655	377
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(1,348)	(45)	(832)	(550)
Amounts allocable to participating securities	(112)	(2)	(71)	(37)
FFO Attributable to Aimco common stockholders - Diluted	$87,082	$75,997	$166,390	$149,228
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	—	658	—
Pro forma FFO Attributable to Aimco common stockholders - Diluted	$87,082	$75,997	$167,048	$149,228
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(14,618)	(12,313)	(23,748)	(23,593)
AFFO attributable to Aimco common stockholders – Diluted	$72,464	$63,684	$143,300	$125,635

Weighted average common shares outstanding – diluted (2)	155,954	145,985	155,115	145,833

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.

For the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, Pro forma FFO (on a diluted per share basis) increased 8% and 6%, respectively, due to strong property net operating income growth, increased contribution from redevelopment and acquisition communities, lower interest expense due to lower debt balances, higher income tax benefit due to recognition of historic tax credits related to our Park Towne Place redevelopment; and higher non-recurring income. These increases were partially offset by the loss of income from apartment communities that were sold and higher preferred stock dividends attributable to Aimco's May 2014 offering of its Class A Preferred Stock.
For the same periods, AFFO (on a diluted per share basis) increased 5% and 7%, respectively, as a result of higher Pro forma FFO, offset somewhat by the timing of capital replacements spending during 2015. As we concentrate our investment capital in higher-quality, higher price point apartment communities, our free cash flow margin is increasing.
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
Leverage Ratios
As discussed under the Balance Sheet and Liquidity heading, as part of our leverage strategy, we target the ratio of Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest and Preferred Dividends to be greater than 2.5x. We believe the ratios of Proportionate Debt to Adjusted EBITDA and Proportionate Debt plus Preferred Equity to Adjusted EBITDA are important measures as they are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.
Proportionate Debt represents our share of the debt obligations recognized in our consolidated financial statements, as well as our share of the debt obligations of our unconsolidated partnerships, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships, and also by our investment in the subordinate tranches of a securitization that holds certain of our property debt (essentially, our investment in our own non-recourse property loans). We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations, assuming the application of cash and restricted cash balances as well as reducing our leverage by our investment in the securitization trust that holds certain of our property debt. Proportionate Debt, as used in our leverage ratios discussed under the Balance Sheet and Liquidity heading, is calculated as set forth in the table below.
Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage.

Adjusted EBITDA is a non-GAAP performance measure. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, gains or losses on sales of and impairment losses related to real estate, and various other items described below that are not necessarily representative of our ability to service our debt obligations or preferred equity requirements.

Adjusted EBITDA represents Aimco’s share of the consolidated amount of our net income, adjusted to exclude the effect of the following items for the reasons set forth below:

•	interest, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•
income taxes, to allow investors to measure our performance independent of income taxes, which may vary significantly from other companies within our industry due to leverage and tax planning strategies, among other drivers;

•
depreciation and amortization, gains or losses on dispositions and impairment losses related to real estate, for similar reasons to those set forth in our discussion of FFO and AFFO in the preceding section;

•
provisions for (or recoveries of) losses on notes receivable, gains on dispositions of non-depreciable assets and non-cash stock-based compensation, as these are items that periodically affect our operations but that are not necessarily representative of our ability to service our debt obligations;

•
the interest income earned on our investment in the subordinate tranches of a securitization that holds certain of our property debt, as this income is being generated indirectly from our payments of principal and interest associated with the property debt held by the trust and such amounts will ultimately repay our investment in the trust; and

•
EBITDA amounts related to our legacy asset management business, as the debt obligations and associated interest expense for the legacy asset management business as we are not responsible for the operation of this portfolio and associated interest payments are not funded from our operations.

While Adjusted EBITDA is a relevant measure of performance, it does not represent net income as defined by GAAP, and should not be considered as an alternative to net income in evaluating our performance.  Further, our computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

Adjusted Interest, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest is set forth in the table below. We exclude from our calculation of Adjusted Interest:

•	debt prepayment penalties, which are items that, from time to time, affect our operating results, but are not representative of our scheduled interest obligations; and

•	the amortization of deferred financing costs, as these amounts have already been expended in previous periods and are not representative of our current or prospective debt service requirements.
Our calculation of Adjusted Interest is also reduced by income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property debt, as this income is being generated indirectly from interest associated with the property debt held by the trust.

Preferred Dividends represents the preferred dividends paid on Aimco’s preferred stock and the preferred distributions paid on the Aimco Operating Partnership’s preferred OP Units, exclusive of preferred equity redemption related amounts . We add Preferred Dividends to Adjusted Interest for a more complete picture of the interest and dividend requirements of our leverage, inclusive of perpetual preferred equity.

For the trailing twelve month periods ended June 30, 2015 and 2014, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	June 30,
	2015	2014
Total indebtedness	$3,866,007	$4,206,202
Adjustments:
Debt related to assets classified as held for sale	—	30,753
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(134,577)	(132,779)
Cash and restricted cash	(135,918)	(257,406)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,467	3,649
Securitization trust assets	(61,949)	(60,221)
Proportionate Debt	$3,536,030	$3,790,198

Preferred stock	159,126	186,126
Preferred OP Units	87,942	78,917
Preferred Equity	247,068	265,043
Proportionate Debt plus Preferred Equity	$3,783,098	$4,055,241

	Trailing twelve months ended June 30,
	2015	2014
Net income attributable to Aimco Common Stockholders	$311,123	$327,760
Adjustments:
Noncontrolling interests in Aimco Operating Partnership's share of net income	23,827	24,985
Preferred stock dividends	12,014	3,612
Interest expense, net of noncontrolling interest	209,388	230,126
Income tax benefit	(27,030)	(10,588)
Depreciation and amortization, net of noncontrolling interest	282,812	280,952
Gains on disposition and other, net of income taxes and noncontrolling partners' interests	(266,372)	(295,162)
Provision for impairment losses related to depreciable assets and impairment losses related to unconsolidated entities, net of noncontrolling partners' interests	2,475	485
Provision for losses on notes receivable	(127)	(2,242)
Gains on disposition of non-depreciable assets	(481)	(31)
Non-cash stock-based compensation	6,640	5,848
Interest income received on securitization investment	(5,884)	(5,507)
EBITDA items related to the legacy asset management business	(6,194)	(3,406)
Adjusted EBITDA	$542,191	$556,832

	Trailing twelve months ended June 30,
	2015	2014
Interest expense	$213,288	$231,779
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(5,874)	(2,806)
Non-interest items (debt prepayment penalties)	(10,245)	(8,808)
Amortization of deferred loan costs	(3,841)	(4,388)
Interest income received on securitization investment	(5,884)	(5,507)
Adjusted Interest, as calculated in leverage ratios	$187,444	$210,270

Preferred stock dividends	12,014	3,612
Preferred stock redemption related amounts	(695)	—
Preferred OP Unit distributions	6,762	6,418
Preferred Dividends	18,081	10,030
Adjusted Interest and Preferred Dividends	$205,525	$220,300
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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings (primarily non-recourse), the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.

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
At June 30, 2015, we had $46.8 million in cash and cash equivalents and $89.1 million of restricted cash, an increase in cash and cash equivalents of $17.9 million and a decrease in restricted cash of $2.4 million from December 31, 2014. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, we had unfunded commitments by institutional lenders of $66.4 million to fund development costs.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2015, our net cash provided by operating activities of $157.3 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2015, increased by $13.0 million as compared to the six months ended June 30, 2014, primarily due to improved operating results of our retained portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest, primarily due to lower amounts of debt outstanding. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2015 and 2014.
Investing Activities
For the six months ended June 30, 2015, our net cash used in investing activities of $83.8 million consisted primarily of capital expenditures and purchases of real estate, partially offset by proceeds from our disposition of real estate. Capital expenditures totaled $173.1 million and $182.4 million during the six months ended June 30, 2015 and 2014, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.

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

•
redevelopment additions, which represent capital additions intended to enhance the value of the apartment community through the ability to generate higher average rental revenues, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas or apartment homes;

•	development additions, which represent construction and related capitalized costs associated with ground-up development projects; and

•
casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a severe snow storm, hurricane, tornado or flood.

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to projects, and their related capital spending categories. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2015 and 2014, are presented below (dollars in thousands):

	2015	2014
Capital Replacements	$21,201	$19,597
Capital Improvements	7,716	15,270
Property Upgrades	19,689	16,420
Redevelopment additions	68,156	106,108
Development additions	40,054	17,226
Casualty replacements	3,933	2,360
Total capital additions	160,749	176,981
Plus: additions related to apartment communities sold or held for sale	370	4,843
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	3,083	—
Consolidated capital additions	164,202	181,824
Plus: net change in accrued capital spending	8,873	600
Capital expenditures per consolidated statement of cash flows	$173,075	$182,424
For the six months ended June 30, 2015 and 2014, we capitalized $5.4 million and $8.0 million of interest costs, respectively, and $14.2 million and $15.0 million of other direct and indirect costs, respectively.
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
During the six months ended June 30, 2015, our redevelopment activities focused on six apartment communities with $68.2 million of investment, and our development activities focused on one apartment community with $40.1 million of investment.
Information regarding our redevelopment and development projects at June 30, 2015, is presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment at Completion	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Redevelopment
The Sterling	535	$49.5	$34.4	Multiple	Multiple	1Q 2016	2Q 2016
Ocean House on Prospect	53	14.8	12.1	4Q 2014	3Q 2015	4Q 2015	1Q 2016
Park Towne Place	954	60.0	36.0	Multiple	3Q 2015	3Q 2016	2Q 2016
Development
One Canal Street	310	190.0	102.9	4Q 2013	1Q 2016	2Q 2016	2Q 2017
270 on Third	91	45.0	27.9	n/a	4Q 2015	4Q 2015	3Q 2016
Total Ongoing Projects	1,943	$359.3	$213.3

Completed Redevelopment
Lincoln Place	795	$360.0	$359.0	Multiple	Multiple	1Q 2015	2Q 2015
The Preserve at Marin	126	124.0	123.4	4Q 2012	1Q 2014	1Q 2015	3Q 2015
2900 on First Apartments	135	15.2	14.7	1Q 2014	1Q 2014	2Q 2015	1Q 2015
Total Completed Year to Date	1,056	$499.2	$497.1
During the six months ended June 30, 2015, we invested $68.2 million in our redevelopment projects, and we completed construction at three redevelopment projects. Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera,

California, were completed in the first quarter and, as of June 30, 2015, were 96% and 90% occupied, respectively. 2900 on First in Seattle, Washington, was completed during the second quarter and, as of June 30, 2015, was 97% occupied.
Also during the second quarter, we approved a plan to continue redevelopment of The Sterling, located in Center City Philadelphia. Since 2014, we have completed the redevelopment of 121, or approximately one-quarter, of the apartment homes as planned, at a cost consistent with underwriting, and at rents in excess of our underwriting. These results led to our decision to redevelop an additional five floors with 103 apartment homes for an additional investment of approximately $13.5 million.
During the six months ended June 30, 2015, we invested $40.1 million in the development of One Canal Street in the historic Bullfinch Triangle neighborhood of Boston's West End. One Canal Street will include 310 apartment homes and 22,000 square feet of commercial space. We expect completion of construction during the three months ending June 30, 2016. Our investment in One Canal Street has been and will be funded in part by a $114.0 million non-recourse property loan, of which $66.4 million was available to draw at June 30, 2015.
During the six months ended June 30, 2015, we acquired 270 on Third, an eight-story, 91-apartment home community currently under construction near Kendall Square in Cambridge, Massachusetts. 270 on Third is located two blocks from Axiom Apartment Homes and is contiguous to a large life science complex now under construction, the completion of which is planned for late spring or early summer 2016. Upon completion in the fourth quarter of 2015, 270 on Third will also contain more than 8,000 square feet of retail space. At closing, we paid $27.9 million and agreed to fund the remaining construction costs up to $15.1 million, for total consideration not to exceed $43.0 million. We expect to invest an additional $2.0 million for other improvements and capitalized costs, bringing our total projected investment to $45.0 million. The remaining committed and anticipated capital spending will be included in our development spending for the remainder of the year.
We expect our total development and redevelopment spending to range from $225.0 million to $240.0 million for the year ending December 31, 2015.
Financing Activities
For the six months ended June 30, 2015, our net cash used in financing activities of $55.6 million was primarily attributed to principal payments on property loans, net repayments on our revolving credit facility, dividends paid to common security holders, distributions paid to noncontrolling interests and our redemption of preferred securities, partially offset by proceeds from our issuance of common securities and proceeds from property loans used to fund our redevelopment and development projects.
Early in the year, we generated $366.6 million of proceeds from our issuance of common equity, which were primarily used to repay the then outstanding balance under our Credit Agreement, to repay property debt so as to expand our unencumbered asset pool as further discussed below, to redeem preferred securities, and to fund redevelopment and property upgrades that would otherwise have been funded with property debt on a leverage-neutral basis. We also generated $197.6 million of proceeds from property loans, which were used to fund part of our investments in redevelopment and development.
Principal payments on property loans during the period totaled $390.2 million, and included $39.7 million of scheduled principal amortization, $142.7 million related to repayment of property debt to expand our unencumbered asset pool, and the remainder primarily related to debt payoffs in connection with dispositions. We like the discipline of financing our investments in real estate through the use of amortizing, fixed rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $135.3 million of payments to equity holders, as further detailed in the table below.

Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the six months ended June 30, 2015 (dollars in thousands):

2015
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$31,389
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	9,057
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	94,898
Total cash distributions paid by the Aimco Operating Partnership	$135,344

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$31,389
Cash distributions paid by Aimco to holders of common OP Units	7,897
Cash dividends paid by Aimco to preferred stockholders	5,585
Cash dividends paid by Aimco to common stockholders	90,473
Total cash dividends and distributions paid by Aimco	$135,344

(1)	$5.6 million represented distributions to Aimco, and $3.5 million represented distributions paid to holders of OP Units.

(2)	$90.5 million represented distributions to Aimco, and $4.4 million represented distributions paid to holders of OP Units.
During the six months ended June 30, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
During the six months ended June 30, 2015, Aimco redeemed for $27.0 million the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at June 30, 2015, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the six months ended June 30, 2015.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the six months ended June 30, 2015. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2015, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the six months ended June 30, 2015.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the six months ended June 30, 2015, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the six months ended June 30, 2015.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2015	4,686	$39.27	N/A	N/A
May 1 - May 31, 2015	9,480	38.20	N/A	N/A
June 1 - June 30, 2015	7,083	37.74	N/A	N/A
Total	21,249	$38.28

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

EXHIBIT NO. (1)	DESCRIPTION
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

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

Date: July 31, 2015