Form 10-Q
period 2015-09-30
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2015-11-05
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of November 3, 2015: 156,423,545
The number of Partnership Common Units outstanding as of November 3, 2015: 163,972,576

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended September 30, 2015, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of September 30, 2015, owned a 95.4% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.6% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,421,572	$6,259,318
Land	1,878,350	1,885,640
Total real estate	8,299,922	8,144,958
Accumulated depreciation	(2,719,651)	(2,672,179)
Net real estate ($342,568 and $360,160 related to VIEs)	5,580,271	5,472,779
Cash and cash equivalents ($19,944 and $17,108 related to VIEs)	45,241	28,971
Restricted cash ($34,930 and $36,196 related to VIEs)	93,230	91,445
Other assets ($170,046 and $182,108 related to VIEs)	478,961	476,727
Assets held for sale	19,959	27,106
Total assets	$6,217,662	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($327,403 and $336,471 related to VIEs)	$3,807,699	$4,022,809
Revolving credit facility borrowings	128,200	112,330
Total indebtedness	3,935,899	4,135,139
Accounts payable	37,311	41,919
Accrued liabilities and other ($172,290 and $135,644 related to VIEs)	324,746	279,077
Deferred income	65,694	81,882
Liabilities related to assets held for sale	17,311	28,969
Total liabilities	4,380,961	4,566,986
Preferred noncontrolling interests in Aimco Operating Partnership	87,937	87,937
Commitments and contingencies (Note 6)
Equity:
Perpetual Preferred Stock	159,126	186,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,421,276 and 146,403,274 shares issued/outstanding at September 30, 2015 and December 31, 2014, respectively	1,564	1,464
Additional paid-in capital	4,064,729	3,696,143
Accumulated other comprehensive loss	(6,810)	(6,456)
Distributions in excess of earnings	(2,616,919)	(2,649,542)
Total Aimco equity	1,601,690	1,227,735
Noncontrolling interests in consolidated real estate partnerships	164,439	233,296
Common noncontrolling interests in Aimco Operating Partnership	(17,365)	(18,926)
Total equity	1,748,764	1,442,105
Total liabilities and equity	$6,217,662	$6,097,028

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Rental and other property revenues	$240,382	$239,873	$717,308	$719,501
Tax credit and asset management revenues	6,005	6,970	18,127	22,684
Total revenues	246,387	246,843	735,435	742,185

OPERATING EXPENSES
Property operating expenses	88,621	95,240	272,043	289,008
Investment management expenses	1,905	1,279	4,594	3,552
Depreciation and amortization	77,237	69,437	226,819	211,143
Provision for real estate impairment losses	—	1,413	—	1,413
General and administrative expenses	11,013	10,658	33,727	31,304
Other expenses, net	3,590	1,349	7,521	7,223
Total operating expenses	182,366	179,376	544,704	543,643
Operating income	64,021	67,467	190,731	198,542
Interest income	1,737	1,787	5,167	5,187
Interest expense	(48,285)	(57,806)	(151,410)	(168,613)
Other, net	(1,983)	1,733	631	(57)
Income before income taxes and gain on dispositions	15,490	13,181	45,119	35,059
Income tax benefit	8,279	5,005	21,014	13,110
Income from continuing operations	23,769	18,186	66,133	48,169
Gain on dispositions of real estate, net of tax	—	126,329	130,474	262,483
Net income	23,769	144,515	196,607	310,652
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	785	(8,337)	(4,082)	(21,952)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,736)	(1,601)	(5,208)	(4,808)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(893)	(6,549)	(8,263)	(13,895)
Net income attributable to noncontrolling interests	(1,844)	(16,487)	(17,553)	(40,655)
Net income attributable to Aimco	21,925	128,028	179,054	269,997
Net income attributable to Aimco preferred stockholders	(2,757)	(2,875)	(9,037)	(5,087)
Net loss (income) attributable to participating securities	11	(447)	(690)	(962)
Net income attributable to Aimco common stockholders	$19,179	$124,706	$169,327	$263,948
Earnings attributable to Aimco per common share – basic (Note 7):
Income from continuing operations	$0.12	$0.86	$1.09	$1.81
Net income	$0.12	$0.86	$1.09	$1.81
Earnings attributable to Aimco per common share – diluted (Note 7):
Income from continuing operations	$0.12	$0.85	$1.09	$1.81
Net income	$0.12	$0.85	$1.09	$1.81
Dividends declared per common share	$0.30	$0.26	$0.88	$0.78

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$23,769	$144,515	$196,607	$310,652
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(892)	(61)	(1,517)	(1,488)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	418	421	1,260	1,265
Unrealized gains (losses) on debt securities classified as available-for-sale	1,111	(566)	(51)	(618)
Other comprehensive income (loss)	637	(206)	(308)	(841)
Comprehensive income	24,406	144,309	196,299	309,811
Comprehensive income attributable to noncontrolling interests	(1,888)	(16,555)	(17,597)	(40,728)
Comprehensive income attributable to Aimco	$22,518	$127,754	$178,702	$269,083

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,607	$310,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,819	211,143
Gain on dispositions of real estate, net of tax	(130,474)	(262,483)
Other adjustments	(17,137)	204
Net changes in operating assets and operating liabilities	(17,371)	(26,127)
Net cash provided by operating activities	258,444	233,389
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(142,207)	(132,463)
Capital expenditures	(277,575)	(277,214)
Proceeds from dispositions of real estate	227,911	564,687
Purchases of corporate assets	(4,625)	(6,405)
Change in restricted cash	2,900	(33,784)
Other investing activities	(22,123)	854
Net cash (used in) provided by investing activities	(215,719)	115,675
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	232,994	83,130
Principal repayments on non-recourse property debt	(418,744)	(376,713)
Net borrowings (repayments) on revolving credit facility	15,870	(35,950)
Proceeds from issuance of Preferred Stock	—	123,620
Proceeds from issuance of Common Stock	366,580	—
Redemption and repurchase of Preferred Stock	(27,000)	(9,516)
Payment of dividends to holders of Preferred Stock	(8,342)	(3,481)
Payment of dividends to holders of Common Stock	(137,268)	(113,988)
Payment of distributions to noncontrolling interests	(46,026)	(42,969)
Other financing activities	(4,519)	238
Net cash used in financing activities	(26,455)	(375,629)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,270	(26,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,241	$29,186

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Buildings and improvements	$6,421,572	$6,259,318
Land	1,878,350	1,885,640
Total real estate	8,299,922	8,144,958
Accumulated depreciation	(2,719,651)	(2,672,179)
Net real estate ($342,568 and $360,160 related to VIEs)	5,580,271	5,472,779
Cash and cash equivalents ($19,944 and $17,108 related to VIEs)	45,241	28,971
Restricted cash ($34,930 and $36,196 related to VIEs)	93,230	91,445
Other assets ($170,046 and $182,108 related to VIEs)	478,961	476,727
Assets held for sale	19,959	27,106
Total assets	$6,217,662	$6,097,028

LIABILITIES AND EQUITY
Non-recourse property debt ($327,403 and $336,471 related to VIEs)	$3,807,699	$4,022,809
Revolving credit facility borrowings	128,200	112,330
Total indebtedness	3,935,899	4,135,139
Accounts payable	37,311	41,919
Accrued liabilities and other ($172,290 and $135,644 related to VIEs)	324,746	279,077
Deferred income	65,694	81,882
Liabilities related to assets held for sale	17,311	28,969
Total liabilities	4,380,961	4,566,986
Redeemable preferred units	87,937	87,937
Commitments and contingencies (Note 6)
Partners’ Capital:
Preferred units	159,126	186,126
General Partner and Special Limited Partner	1,442,564	1,041,609
Limited Partners	(17,365)	(18,926)
Partners’ capital attributable to the Aimco Operating Partnership	1,584,325	1,208,809
Noncontrolling interests in consolidated real estate partnerships	164,439	233,296
Total partners’ capital	1,748,764	1,442,105
Total liabilities and partners’ capital	$6,217,662	$6,097,028

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Rental and other property revenues	$240,382	$239,873	$717,308	$719,501
Tax credit and asset management revenues	6,005	6,970	18,127	22,684
Total revenues	246,387	246,843	735,435	742,185

OPERATING EXPENSES
Property operating expenses	88,621	95,240	272,043	289,008
Investment management expenses	1,905	1,279	4,594	3,552
Depreciation and amortization	77,237	69,437	226,819	211,143
Provision for real estate impairment losses	—	1,413	—	1,413
General and administrative expenses	11,013	10,658	33,727	31,304
Other expenses, net	3,590	1,349	7,521	7,223
Total operating expenses	182,366	179,376	544,704	543,643
Operating income	64,021	67,467	190,731	198,542
Interest income	1,737	1,787	5,167	5,187
Interest expense	(48,285)	(57,806)	(151,410)	(168,613)
Other, net	(1,983)	1,733	631	(57)
Income before income taxes and gain on dispositions	15,490	13,181	45,119	35,059
Income tax benefit	8,279	5,005	21,014	13,110
Income from continuing operations	23,769	18,186	66,133	48,169
Gain on dispositions of real estate, net of tax	—	126,329	130,474	262,483
Net income	23,769	144,515	196,607	310,652
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	785	(8,337)	(4,082)	(21,952)
Net income attributable to the Aimco Operating Partnership	24,554	136,178	192,525	288,700
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,493)	(4,476)	(14,245)	(9,895)
Net loss (income) attributable to participating securities	11	(447)	(690)	(962)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$20,072	$131,255	$177,590	$277,843
Earnings attributable to the Aimco Operating Partnership per common unit – basic (Note 7):
Income from continuing operations	$0.12	$0.86	$1.09	$1.81
Net income	$0.12	$0.86	$1.09	$1.81
Earnings attributable to the Aimco Operating Partnership per common unit – diluted (Note 7):
Income from continuing operations	$0.12	$0.85	$1.09	$1.81
Net income	$0.12	$0.85	$1.09	$1.81
Distributions declared per common unit	$0.30	$0.26	$0.88	$0.78

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$23,769	$144,515	$196,607	$310,652
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(892)	(61)	(1,517)	(1,488)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	418	421	1,260	1,265
Unrealized gains (losses) on debt securities classified as available-for-sale	1,111	(566)	(51)	(618)
Other comprehensive income (loss)	637	(206)	(308)	(841)
Comprehensive income	24,406	144,309	196,299	309,811
Comprehensive loss (income) attributable to noncontrolling interests	770	(8,419)	(4,143)	(22,073)
Comprehensive income attributable to the Aimco Operating Partnership	$25,176	$135,890	$192,156	$287,738

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,607	$310,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,819	211,143
Gain on dispositions of real estate, net of tax	(130,474)	(262,483)
Other adjustments	(17,137)	204
Net changes in operating assets and operating liabilities	(17,371)	(26,127)
Net cash provided by operating activities	258,444	233,389
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(142,207)	(132,463)
Capital expenditures	(277,575)	(277,214)
Proceeds from dispositions of real estate	227,911	564,687
Purchases of corporate assets	(4,625)	(6,405)
Change in restricted cash	2,900	(33,784)
Other investing activities	(22,123)	854
Net cash (used in) provided by investing activities	(215,719)	115,675
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	232,994	83,130
Principal repayments on non-recourse property debt	(418,744)	(376,713)
Net borrowings (repayments) on revolving credit facility	15,870	(35,950)
Proceeds from issuance of Preferred Units to Aimco	—	123,620
Proceeds from issuance of common partnership units to Aimco	366,580	—
Redemption and repurchase of Preferred Units from Aimco	(27,000)	(9,516)
Payment of distributions to holders of Preferred Units	(13,550)	(8,289)
Payment of distributions to General Partner and Special Limited Partner	(137,268)	(113,988)
Payment of distributions to Limited Partners	(6,701)	(6,020)
Payment of distributions to noncontrolling interests	(34,117)	(32,141)
Other financing activities	(4,519)	238
Net cash used in financing activities	(26,455)	(375,629)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,270	(26,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,241	$29,186

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At September 30, 2015, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 164,005,054 common partnership units and equivalents outstanding. At September 30, 2015, Aimco owned 156,421,276 of the common partnership units (95.4% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of September 30, 2015, we owned an equity interest in 143 conventional apartment communities with 41,429 apartment homes and 56 affordable apartment communities with 8,685 apartment homes. Of these, we consolidated 139 conventional apartment communities with 41,287 apartment homes and 49 affordable apartment communities with 7,998 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the nine months ended September 30, 2015.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
As of September 30, 2015, we were the primary beneficiary of, and therefore consolidated, 61 VIEs, which owned 47 apartment communities with 7,459 apartment homes. Substantially all these VIEs are partnerships that are involved in the ownership or operation of qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a carrying value of $342.6 million collateralized $327.4 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the consolidated VIEs discussed above, at September 30, 2015, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 4. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.
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
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2014 to September 30, 2015 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2014	$87,937
Distributions to preferred unitholders	(5,208)
Net income	5,208
Balance, September 30, 2015	$87,937

Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2014 to September 30, 2015 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2014	$1,227,735	$233,296	$(18,926)	$1,442,105
Issuance of Common Stock	366,580	—	—	366,580
Repurchase of preferred stock	(27,000)	—	—	(27,000)
Preferred stock dividends	(8,342)	—	—	(8,342)
Common dividends and distributions	(137,493)	(72,873)	(6,701)	(217,067)
Redemptions of common OP Units	—	—	(2,612)	(2,612)
Amortization of stock-based compensation cost	5,572	—	—	5,572
Effect of changes in ownership for consolidated entities	(4,328)	—	2,628	(1,700)
Change in accumulated other comprehensive loss	(352)	61	(17)	(308)
Other	264	(127)	—	137
Net income	179,054	4,082	8,263	191,399
Balance, September 30, 2015	$1,601,690	$164,439	$(17,365)	$1,748,764
Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2014 to September 30, 2015 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2014	$1,208,809
Issuance of common partnership units to Aimco	366,580
Repurchase of Preferred Units from Aimco	(27,000)
Distributions to preferred units held by Aimco	(8,342)
Distributions to common units held by Aimco	(137,493)
Distributions to common units held by Limited Partners	(6,701)
Redemption of common OP Units	(2,612)
Amortization of Aimco stock-based compensation cost	5,572
Effect of changes in ownership for consolidated entities	(1,700)
Change in accumulated other comprehensive loss	(369)
Other	264
Net income	187,317
Balance, September 30, 2015	$1,584,325
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

Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-02, which significantly changes the consolidation analysis required under GAAP for VIEs. Under this revised guidance, it is less likely that certain fees, such as asset management fees, would be considered variable interests and therefore fewer entities may be considered VIEs. Additionally, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. For public companies, the guidance in ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We have not yet determined the effect ASU 2015-02 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to revise the presentation of debt issuance costs. Under ASU 2015-03, entities generally will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements due to the lack of guidance on this topic in the recently issued ASU 2015-03. The SEC staff recently announced that it would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings under the arrangement.

For public companies, the guidance in ASUs 2015-03 and 2015-15, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. We do not expect ASUs 2015-03 and 2015-15 to have a significant effect on our consolidated financial statements.
Note 3 — Disposals and Assets Held for Sale
During the three months ended September 30, 2015, we did not sell any consolidated apartment communities, and during the nine months ended September 30, 2015, we sold eight consolidated apartment communities with an aggregate of 2,891 apartment homes and during the year ended December 31, 2014, we sold 30 consolidated apartment communities with an aggregate of 9,067 apartment homes.
In addition to the apartment communities we sold, we are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of September 30, 2015, we had two apartment communities with 476 apartment homes classified as held for sale.
The results of operations for the apartment communities sold or classified as held for sale are reflected within income from continuing operations in our condensed consolidated statements of operations. The apartment communities sold or classified as held for sale during 2015 generated $1.1 million and $6.6 million of net income (before gains on dispositions) during the three and nine months ended September 30, 2015, respectively. The apartment communities sold or classified as held for sale during 2015 and 2014, generated $6.7 million and $29.0 million of net income (before gains on dispositions) during the three and nine months ended September 30, 2014, respectively.
The sale of these apartment communities resulted in gains on disposition of real estate of $130.5 million for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the sale of apartment communities resulted in gains on disposition of real estate of $126.3 million and $262.5 million, respectively, which are net of $21.1 million and $29.8 million of related income taxes. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $19.8 million for consolidated dispositions during the nine months ended September 30, 2015 ($13.2 million of which represented the mark-to-market adjustment), and $13.6 million and $22.1 million for consolidated dispositions during the three and nine months ended September 30, 2014, respectively ($9.4 million and $15.1 million of which represented the mark-to-market adjustments). In connection with sales of apartment communities during the nine months ended September 30, 2015, the purchasers assumed $6.1 million of non-recourse property debt. In connection with sales of apartment communities during the nine months ended September 30, 2014, the purchasers assumed $56.9 million of non-recourse property debt.

Note 4 — Other Significant Transactions
Investments in Apartment Communities
In March 2015, we acquired for $38.3 million a 94-apartment home community located in Atlanta, Georgia.
In April 2015, we acquired for $63.0 million a 115-apartment home community located in Cambridge, Massachusetts at the completion of its construction. At September 30, 2015, 77% of the apartment homes were occupied.
In June 2015, we purchased a 91-apartment home community under construction at the time of acquisition. This community is also located in Cambridge, Massachusetts, and is two blocks from the apartment community described in the prior paragraph. At closing, we paid $27.9 million and agreed to fund the remaining construction costs. We expect a total investment of $45.0 million in this community, of which $38.8 million has been invested through September 30, 2015. Construction of the apartment homes was completed during the third quarter, and we began lease-up in October. Construction of the community's amenities is expected to be complete by year end.
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
At September 30, 2015, the Napico portfolio consisted of 14 partnerships that held investments in 12 apartment communities that were consolidated and 47 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	September 30, 2015	December 31, 2014
Real estate, net	$107,407	$117,851
Cash and cash equivalents	33,715	23,133
Investment in unconsolidated real estate partnerships	766	8,392
Other assets	16,419	11,759
Total assets	$158,307	$161,135

Total indebtedness	$143,987	$113,641
Accrued and other liabilities	9,299	4,417
Total liabilities	$153,286	$118,058

Noncontrolling interests in consolidated real estate partnerships	697	44,106
Equity attributable to Aimco and the Aimco Operating Partnership	4,324	(1,029)
Total liabilities and equity	$158,307	$161,135
During the nine months ended September 30, 2015, Napico sold a property, resulting in a reduction of real estate, and Napico refinanced a property, resulting in an increase in indebtedness and a reduction in noncontrolling interests in consolidated real estate partnerships, following distribution of the proceeds.
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net income (loss) related to Napico (before income taxes and noncontrolling interests) is included in other, net in our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$6,120	$9,884	$19,054	$21,234
Expenses	(5,399)	(5,114)	(15,876)	(15,992)
Equity in loss of unconsolidated entities, gains or losses on dispositions and other, net	(2,614)	(3,246)	(2,420)	(5,198)
Net (loss) income related to legacy asset management business	(1,893)	1,524	758	44
Income tax benefit (expense) associated with legacy asset management business	108	101	(1,916)	411
Loss (income) allocated to noncontrolling interests in consolidated real estate partnerships	2,161	(1,768)	4,672	(1,580)
Net income (losses) of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$376	$(143)	$3,514	$(1,125)
Revenues decreased during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, due to an adjustment in 2014 to increase rent subsidies to reflect current market rates for one of the apartment communities in this portfolio.
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
Equity and Partners’ Capital Transactions
During the nine months ended September 30, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million, net of issuance costs.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, during the nine months ended September 30, 2015, we repaid the then outstanding balance on our Credit Agreement, expanded our unencumbered asset pool, funded redevelopment and property upgrades investments that would otherwise have been funded with property debt on a leverage-neutral basis, and Aimco redeemed the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock at its par value of $27.0 million. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.

Note 5 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion included in interest income	2,833	—	2,833
Unrealized losses included in interest expense	—	(36)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,265	1,265
Unrealized losses included in equity and partners’ capital	(618)	(1,488)	(2,106)
Fair value at September 30, 2014	$60,623	$(4,863)	$55,760

Fair value at December 31, 2014	$61,043	$(5,273)	$55,770
Investment accretion included in interest income	3,142	—	3,142
Unrealized losses included in interest expense	—	(36)	(36)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,260	1,260
Unrealized losses included in equity and partners’ capital	(51)	(1,517)	(1,568)
Fair value at September 30, 2015	$64,134	$(5,566)	$58,568
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization which pay interest currently, and we also hold the first loss position in the securitization which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of September 30, 2015, was approximately 5.7 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $66.7 million and $63.6 million at September 30, 2015 and December 31, 2014, respectively.
We estimate the fair value of these investments in accordance with GAAP using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently, which typically moves in an inverse relationship with movements in interest rates, exceeded the amortized cost of these investments at the balance sheet dates. The fair value of the first loss position, which is less correlated to movements in interest rates, was less than the amortized cost at the balance sheet dates. We currently expect to hold each of the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the most subordinate tranche of these investments is temporary and we have not recognized any of the decline in value in earnings.
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
As of September 30, 2015 and December 31, 2014, we had interest rate swaps with aggregate notional amounts of $50.0 million and $50.3 million, respectively. As of September 30, 2015, these swaps had a weighted average remaining term of 5.2 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at September 30, 2015, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at September 30, 2015 and December 31, 2014, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.1 billion and $4.4 billion at September 30, 2015 and December 31, 2014, respectively, as compared to aggregate carrying amounts of $3.9 billion and $4.1 billion, respectively. Substantially all of the difference between the fair value and the carrying value of our consolidated indebtedness relates to loans secured by apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 6 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete certain projects, pursuant to financing or other arrangements. As of September 30, 2015, our commitments related to these capital activities totaled approximately $114.8 million, most of which we expect to incur during the next 12 months. Our commitments related to our One Canal Street development project will be funded in part by a $114.0 million non-recourse property loan, of which $48.5 million was available to draw at September 30, 2015.
During the three months ended September 30, 2015, we also entered into a contract to acquire an apartment community currently under construction in Northern California for $320.0 million.  Closing of the acquisition is expected to occur upon completion of construction in the summer of 2016. Consistent with our paired-trade discipline, we intend to fund the acquisition on a leverage neutral basis through a ten-year property loan with the balance funded primarily by proceeds from sales of lower-rated apartment communities.
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
We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The EPA alleges that we are liable for addressing the contamination in the residential area because a dry cleaner that operated on our former property, prior to our ownership, discharged hazardous materials into the sanitary sewers and the environment. We have undertaken a voluntary remediation of the dry cleaner contamination at our former property under the oversight of the Indiana Department of Environmental Management, or IDEM.  However, IDEM has formally terminated us from the voluntary remediation, and we are presently appealing that termination.  Based on our review of the scientific data, we believe that the presence of hazardous materials in the separate residential area under review by the EPA is attributable to neighboring property owners (including an auto parts manufacturer), and not the dry cleaner.  The EPA is now proposing to list the area on the National Priorities List (i.e., as a Superfund site), which would make the site eligible for additional Federal funding.  Were the site to be listed, the EPA could use the funding to further investigate and clean-up the residential area and could then seek to recoup its costs from responsible parties.  Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner on the site.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. The Lahontan Regional Water Quality Control Board, or Board, recently tested domestic wells in the area and found two wells with contaminants linked to dry cleaning.  We entered into an agreement with the Board and the current owner to pay for an alternative water connection at an insignificant cost.  During the three months ended September 30, 2015, the Board sent us and the current owner a proposed cleanup and abatement order that, if entered, would require us and the current owner to perform additional groundwater investigation and corrective actions. We are currently assessing potential legal and technical grounds for challenging and/or narrowing the scope of the proposed order.  Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2015, are immaterial to our consolidated financial condition, results of operations and cash flows.

Note 7 — Earnings per Share/Unit
Aimco
Aimco calculates earnings per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$23,769	$18,186	$66,133	$48,169
Gain on dispositions of real estate, net of tax	—	126,329	130,474	262,483
Income from continuing operations and gain on dispositions attributable to noncontrolling interests	(1,844)	(16,487)	(17,553)	(40,655)
Income attributable to preferred stockholders	(2,757)	(2,875)	(9,037)	(5,087)
Loss (income) attributable to participating securities	11	(447)	(690)	(962)
Income from continuing operations attributable to Aimco common stockholders	$19,179	$124,706	$169,327	$263,948

Net income	$23,769	$144,515	$196,607	$310,652
Net income attributable to noncontrolling interests	(1,844)	(16,487)	(17,553)	(40,655)
Net income attributable to preferred stockholders	(2,757)	(2,875)	(9,037)	(5,087)
Net loss (income) attributable to participating securities	11	(447)	(690)	(962)
Net income attributable to Aimco common stockholders	$19,179	$124,706	$169,327	$263,948

Denominator:
Weighted average common shares outstanding – basic	155,639	145,672	154,994	145,601
Dilutive potential common shares	369	432	418	323
Weighted average common shares outstanding – diluted	156,008	146,104	155,412	145,924

Earnings attributable to Aimco per common share – basic:
Income from continuing operations	$0.12	$0.86	$1.09	$1.81
Net income	$0.12	$0.86	$1.09	$1.81

Earnings attributable to Aimco per common share – diluted:
Income from continuing operations	$0.12	$0.85	$1.09	$1.81
Net income	$0.12	$0.85	$1.09	$1.81

The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$23,769	$18,186	$66,133	$48,169
Gain on dispositions of real estate, net of tax	—	126,329	130,474	262,483
Loss (income) from continuing operations and gain on dispositions attributable to noncontrolling interests	785	(8,337)	(4,082)	(21,952)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,493)	(4,476)	(14,245)	(9,895)
Loss (income) attributable to participating securities	11	(447)	(690)	(962)
Income from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$20,072	$131,255	$177,590	$277,843

Net income	$23,769	$144,515	$196,607	$310,652
Net loss (income) attributable to noncontrolling interests	785	(8,337)	(4,082)	(21,952)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,493)	(4,476)	(14,245)	(9,895)
Net loss (income) attributable to participating securities	11	(447)	(690)	(962)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$20,072	$131,255	$177,590	$277,843

Denominator:
Weighted average common units outstanding – basic	163,241	153,337	162,616	153,326
Dilutive potential common units	369	432	418	323
Weighted average common units outstanding – diluted	163,610	153,769	163,034	153,649

Earnings attributable to the Aimco Operating Partnership per common unit – basic:
Income from continuing operations	$0.12	$0.86	$1.09	$1.81
Net income	$0.12	$0.86	$1.09	$1.81

Earnings attributable to the Aimco Operating Partnership per common unit – diluted:
Income from continuing operations	$0.12	$0.85	$1.09	$1.81
Net income	$0.12	$0.85	$1.09	$1.81
Aimco and the Aimco Operating Partnership
As of September 30, 2015, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 1.4 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and nine months ended September 30, 2015 and 2014, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.7 million shares and 0.5 million shares at September 30, 2015 and 2014, respectively. The effect of participating securities is included in basic and diluted earnings per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of September 30, 2015, a total of 3.3 million preferred OP Units were outstanding with an aggregate redemption value of $87.9 million and were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 143 apartment communities with 41,429 apartment homes at September 30, 2015. Our affordable real estate operations consisted of 56 apartment communities with 8,685 apartment homes at September 30, 2015, with rents that are generally paid, in whole or part, by a government agency.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2015:
Rental and other property revenues	$204,246	$24,388	$10,219	$1,529	$240,382
Tax credit and asset management revenues	—	—	—	6,005	6,005
Total revenues	204,246	24,388	10,219	7,534	246,387
Property operating expenses	68,456	9,631	3,434	7,100	88,621
Investment management expenses	—	—	—	1,905	1,905
Depreciation and amortization	—	—	—	77,237	77,237
General and administrative expenses	—	—	—	11,013	11,013
Other expenses, net	—	—	—	3,590	3,590
Total operating expenses	68,456	9,631	3,434	100,845	182,366
Net operating income (loss)	135,790	14,757	6,785	(93,311)	64,021
Other items included in continuing operations	—	—	—	(40,252)	(40,252)
Income (loss) from continuing operations	$135,790	$14,757	$6,785	$(133,563)	$23,769

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2014:
Rental and other property revenues	$187,063	$23,724	$7,337	$21,749	$239,873
Tax credit and asset management revenues	—	—	—	6,970	6,970
Total revenues	187,063	23,724	7,337	28,719	246,843
Property operating expenses	63,869	9,274	2,422	19,675	95,240
Investment management expenses	—	—	—	1,279	1,279
Depreciation and amortization	—	—	—	69,437	69,437
Provision for real estate impairment losses	—	—	—	1,413	1,413
General and administrative expenses	—	—	—	10,658	10,658
Other expenses, net	—	—	—	1,349	1,349
Total operating expenses	63,869	9,274	2,422	103,811	179,376
Net operating income (loss)	123,194	14,450	4,915	(75,092)	67,467
Other items included in continuing operations	—	—	—	(49,281)	(49,281)
Income (loss) from continuing operations	$123,194	$14,450	$4,915	$(124,373)	$18,186

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2015:
Rental and other property revenues	$599,977	$72,779	$28,269	$16,283	$717,308
Asset management and tax credit revenues	—	—	—	18,127	18,127
Total revenues	599,977	72,779	28,269	34,410	735,435
Property operating expenses	200,660	28,965	10,274	32,144	272,043
Investment management expenses	—	—	—	4,594	4,594
Depreciation and amortization	—	—	—	226,819	226,819
General and administrative expenses	—	—	—	33,727	33,727
Other expenses, net	—	—	—	7,521	7,521
Total operating expenses	200,660	28,965	10,274	304,805	544,704
Net operating income (loss)	399,317	43,814	17,995	(270,395)	190,731
Other items included in continuing operations	—	—	—	(124,598)	(124,598)
Income (loss) from continuing operations	$399,317	$43,814	$17,995	$(394,993)	$66,133

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2014:
Rental and other property revenues	$546,381	$70,717	$21,704	$80,699	$719,501
Asset management and tax credit revenues	—	—	—	22,684	22,684
Total revenues	546,381	70,717	21,704	103,383	742,185
Property operating expenses	187,881	29,129	6,820	65,178	289,008
Investment management expenses	—	—	—	3,552	3,552
Depreciation and amortization	—	—	—	211,143	211,143
Provision for real estate impairment losses	—	—	—	1,413	1,413
General and administrative expenses	—	—	—	31,304	31,304
Other expenses, net	—	—	—	7,223	7,223
Total operating expenses	187,881	29,129	6,820	319,813	543,643
Net operating income (loss)	358,500	41,588	14,884	(216,430)	198,542
Other items included in continuing operations	—	—	—	(150,373)	(150,373)
Income (loss) from continuing operations	$358,500	$41,588	$14,884	$(366,803)	$48,169

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

For the nine months ended September 30, 2015 and 2014, capital additions related to our conventional segment totaled $258.7 million and $270.4 million, respectively, and capital additions related to our affordable segment totaled $6.5 million and $6.6 million, respectively.

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
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined under the Key Financial Indicators heading below). Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of focus on customer satisfaction and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

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
Property Operations
We own and operate a diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At September 30, 2015, our conventional portfolio included 143 apartment communities with 41,429 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At September 30, 2015, our affordable portfolio consisted of 56 apartment communities with 8,685 apartment homes in which we held an average ownership of approximately 95%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the nine months ended September 30, 2015.
Our property operations strategy creates value through the delivery of superior customer satisfaction and expense management.  We utilize customer surveys, from a prospective resident’s first contact with us to the time a resident moves out, to drive higher levels of customer satisfaction, which lead to higher renewal rates, lower turn costs and decreased vacancy. Our focus on expense management has led to approximately 7% expense growth for our Conventional Same Store portfolio from 2007 through 2015, approximately 5% below the growth of the cumulative consumer price index during that time.  Part of our expense management strategy involves the selective centralization of property functions, which frees our site teams to spend more time on sales and the delivery of customer service.  We have also strategically refocused our spending from 2007 through 2015, including spending approximately $7 million more annually in community maintenance and centralized services and systems for our Conventional Same Store portfolio, while reducing our annual spending on operations personnel, vendor services, marketing and turnover costs by $16 million.  We also make capital investment decisions to create value in our properties while reducing costs.  For example, by replacing carpeting in most of the apartment homes in our Conventional Same Store portfolio with plank flooring, we have reduced annual carpet replacement and cleaning costs, while driving higher average revenues per home.
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
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades, capital improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through leverage neutral paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital. Through this disciplined approach to capital recycling, we have significantly increased the quality of our portfolio. From December 31, 2011 to September 30, 2015, we:

•
Increased our period-end conventional portfolio average revenue per apartment home by 43% to $1,810. This rate of growth reflects the impact of market rent growth, and more significantly, the impact of portfolio management through dispositions, redevelopment and acquisitions;

•	Increased our conventional portfolio FCF margin by 15% through the sale of lower-rent communities and reinvestment in higher-rent communities; and

•	Increased to 89% the percentage of our conventional property net operating income earned in our target markets.
As a result of these efforts, as of June 30, 2015, the most recent period for which market information is available, approximately 50%, 33% and 17% of our portfolio is represented by “A,” “B” and “C+” quality apartment homes.
As we execute our portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase FCF margins; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
In addition to improving our portfolio through the capital expenditures discussed below under the Liquidity and Capital Resources heading, during the nine months ended September 30, 2015, we upgraded our portfolio through the acquisition of three apartment communities.
In March, we acquired for $38.3 million Mezzo, a 94-apartment home community located in Atlanta, Georgia. This community has 2,800 square feet of commercial space. Stabilized revenues per apartment home are expected to average $3,600, making this an “A” quality asset for us.
In April, we acquired for $63.0 million, Axiom Apartment Homes, located near Kendall Square in Cambridge, Massachusetts. We began leasing the newly constructed six-story building during the second quarter, which includes 115 apartment homes and 3,800 square feet of retail space. At September 30, 2015, 77% of the apartment homes were occupied. Upon stabilization, revenues per apartment home are expected to average $3,550, making this an “A” quality asset.
In June, we acquired Vivo (previously known as 270 on Third), an eight-story, 91-apartment home community currently under construction near Kendall Square in Cambridge, Massachusetts. Vivo is located two blocks from Axiom Apartment Homes and is contiguous to a large life science complex now under construction, the completion of which is planned for late spring or early summer 2016. Upon completion in the fourth quarter of 2015, Vivo will also contain more than 8,000 square feet of retail space. At closing, we paid $27.9 million and agreed to fund the remaining construction costs. We expect a total investment of $45.0 million in this community, of which $38.8 million has been invested through September 30, 2015. We obtained the certificate of occupancy for this community on September 25, 2015 and took possession of the building on October 1, 2015. Upon stabilization, revenues per apartment home are expected to average $3,865, making this an "A" quality asset.
Consistent with our paired trade discipline, we funded these acquisitions using a portion of the proceeds from our sale of eight apartment communities with 2,891 apartment homes and with average monthly revenues per apartment home of $1,002.
In addition to the acquisitions of these three properties, during the third quarter, we entered into a contract to acquire an apartment community currently under construction in Northern California for $320 million.  Closing of the acquisition is expected to occur upon completion of construction in the summer of 2016. Consistent with our paired-trade discipline, we intend to fund the acquisition on a leverage neutral basis through a ten-year property loan, with the balance funded primarily by proceeds from sales of lower-rated apartment communities. After lease-up and assuming current market rents, we expect revenues per apartment home for this acquisition to average $3,800 per month.
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
During the nine months ended September 30, 2015, we invested $98.0 million in our redevelopment projects, and we completed construction at three redevelopment projects. Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California, were completed in the first quarter and, as of September 30, 2015, were 96% and 97% occupied, respectively. 2900 on First in Seattle, Washington, was completed during the second quarter and, as of September 30, 2015, was 89% occupied.

During the second quarter, we approved a plan to continue redevelopment of The Sterling, located in Center City Philadelphia. Since 2014, we have completed the redevelopment of approximately one-third of the apartment homes as planned, at a cost consistent with underwriting, and at rents in excess of our underwriting. These results led to our decision in the second quarter to redevelop an additional five floors with 103 apartment homes for an additional investment of approximately $13.5 million.
During the third quarter, we approved a plan for redevelopment of a second tower at Park Towne Place, also located in Center City Philadelphia. Since 2014, we have completed as planned, and at a cost consistent with underwriting, the redevelopment of 179, or 78%, of the apartment homes in one of the four towers that comprise the community. Of the completed apartment homes, 128, or 72%, are leased at rents in excess of our underwriting. We anticipate completing during the fourth quarter of 2015 the first phase of the redevelopment, which includes the apartment homes in the first tower, as well as the renovation of the commercial space, common areas and amenities. Our results on the first phase of redevelopment led to our decision to redevelop a second tower containing 251 apartment homes for an additional net investment of approximately $37 million. During construction, we expect to combine some apartment homes in this building so that the tower, at completion, will include 245 apartment homes. In order to facilitate the extensive construction activity, we began de-leasing the second tower in fourth quarter 2015.
We undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market. During the nine months ended September 30, 2015, we invested $80.4 million in development projects, including $69.5 million in One Canal Street in the historic Bullfinch Triangle neighborhood of Boston's West End, and $10.9 million in Vivo, the Cambridge, Massachusetts apartment community that was under construction at the time of its acquisition in the second quarter. Construction of the apartment homes was completed during the third quarter, and we began lease-up in October. Construction of the community’s amenities is expected to be complete by year’s end.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopment and development projects during the nine months ended September 30, 2015.
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
Our leverage ratios for the trailing twelve month periods ended September 30, 2015 and 2014, are presented below:

Trailing Twelve Months Ended September 30,
	2015	2014
Proportionate Debt to Adjusted EBITDA	6.6x	6.6x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	7.1x	7.1x
Adjusted EBITDA to Adjusted Interest	3.0x	2.7x
Adjusted EBITDA to Adjusted Interest and Preferred Dividends	2.7x	2.6x
From 2011 to September 30, 2015, we reduced our ratio Proportionate Debt plus Preferred Equity to Adjusted EBITDA by 2.9x, from 10.0x to 7.1x, and we increased our ratio of Adjusted EBITDA to Interest and Preferred Dividends by 0.9x, from 1.8x to 2.7x. We achieved these leverage reductions by paying down property debt, reducing the amount of preferred securities outstanding, increasing our common equity, and through EBITDA growth.
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped or developed are completed and leased, and from regularly scheduled property debt amortization repaid from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of September 30, 2015, this pool included 24 consolidated apartment communities with an estimated fair value of approximately $1.5 billion.
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
During the first half of 2015, the two agencies rating us upgraded our credit rating and outlook to BBB- (stable), an investment grade rating. While an investment grade rating provides for readier access to the issuance of corporate debt, we do not anticipate doing so.
At September 30, 2015, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated debt, 3% consisted of borrowings under our revolving credit arrangement and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.3 years, with 0.3% of our unpaid principal balances maturing during the remainder of 2015 and, on average, 6.8% of our unpaid principal balance maturing each year from 2016 through 2018. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid. At September 30, 2015 we had $128.2 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $435.4 million, net of the outstanding borrowings and $36.4 million for undrawn letters of credit backed by the Credit Agreement.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the twelve month period ended September 30, 2015, our Debt Service and Fixed Charge Coverage ratios were 1.95x and 1.84x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.81x and 1.74x, respectively, for the twelve month period ended September 30, 2014. We expect to remain in compliance with these covenants during the next 12 months.
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
Overview
Highlights of our results of operations for the three months ended September 30, 2015, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended September 30, 2015, increased by 4.3% and 1.9%, respectively, resulting in a 5.4% increase in net operating income as compared to the three months ended September 30, 2014; and

•
Average revenue per apartment home for our retained portfolio of Conventional apartment communities increased by 10%, from $1,649 for the three months ended September 30, 2014 to $1,810 for the three months ended September 30, 2015, primarily as a result of Conventional Same Store year-over-year revenue growth of 4.3%, the delivery of new apartment homes at our redevelopment apartment communities, reinvestment of sales proceeds in higher-rent apartment communities through redevelopment and acquisitions, and the sale of conventional apartment communities during 2015 and 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio.

Three and Nine Months Ended September 30, 2015 compared to September 30, 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $106.1 million and $111.6 million, respectively, during the the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $90.9 million and $96.2 million, respectively, during the the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decreases in income for Aimco and the Aimco Operating Partnership were principally due to a decrease in gains on dispositions of real estate.
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
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold less than 100% of the economic interests, with economic interest ranging from as low as 27% to as high as 99.9%, and we do not consolidate other apartment communities in which we hold economic interests ranging from 40% to 67%. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and nine affordable apartment communities with 779 apartment homes that we do not manage.
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

Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition, and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year periods, and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those currently under construction and those previously under construction but that had not yet achieved stabilized operations as of January 1, 2014. Conventional Acquisition apartment communities are those we have acquired since January 1, 2014. Other Conventional apartment communities includes: conventional apartment communities expected to be sold within12 months but that do not yet meet the criteria to be classified as held for sale; apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy as of January 1, 2014, often due to a casualty event; and the operations of properties that are not multifamily, such as fitness centers.
As of September 30, 2015, as defined by our segment performance metrics, our Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition and Other Conventional portfolios consisted of 109, 9, 8 and 11 apartment communities with 33,733, 3,308, 1,391 and 2,379 apartment homes, respectively. When comparing the populations as of December 31, 2014 to September 30, 2015, on a net basis, our Conventional Same Store portfolio increased by six apartment communities and decreased by 2,987 apartment homes. This increase consisted of:

•	two apartment communities with 83 apartment homes that were reclassified from our Conventional Acquisition portfolio when they reached stabilization following acquisition;

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

These increases were offset by the removal of four apartment communities with 2,566 apartment homes that were sold during the period and one apartment community with 1,222 apartment homes that is expected to be sold within 12 months, but does not yet meet the criteria to be classified as held for sale in accordance with GAAP. Our conventional portfolio results for the three and nine months ended September 30, 2015 and 2014, as presented below, are based on the apartment community populations as of September 30, 2015.

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$164,863	$158,102	$6,761	4.3%
Conventional Redevelopment and Development	18,379	13,955	4,424	31.7%
Conventional Acquisition	7,195	1,414	5,781	408.8%
Other Conventional	13,809	13,592	217	1.6%
Total	204,246	187,063	17,183	9.2%
Property operating expenses:
Conventional Same Store	52,740	51,739	1,001	1.9%
Conventional Redevelopment and Development	6,580	5,579	1,001	17.9%
Conventional Acquisition	3,064	464	2,600	560.3%
Other Conventional	6,072	6,087	(15)	(0.2)%
Total	68,456	63,869	4,587	7.2%
Property net operating income:
Conventional Same Store	112,123	106,363	5,760	5.4%
Conventional Redevelopment and Development	11,799	8,376	3,423	40.9%
Conventional Acquisition	4,131	950	3,181	334.8%
Other Conventional	7,737	7,505	232	3.1%
Total	$135,790	$123,194	$12,596	10.2%

For the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, our conventional segment’s proportionate property net operating income increased $12.6 million, or 10.2%.
For the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, Conventional Same Store proportionate property net operating income increased by $5.8 million, or 5.4%. This increase was primarily attributable to a $6.8 million, or 4.3%, increase in rental and other property revenues due to higher average revenues (approximately $73 per effective home), comprised primarily of increases in rental rates, partially offset by a 10 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the three months ended September 30, 2015, were 6.6% higher than expiring lease rates, and renewal rates were 6.0% higher than expiring lease rates. Operating expenses increased by $1 million, or 1.9% , primarily due to increases in real estate taxes, turnover costs and repairs and maintenance, partially offset by a decrease in insurance costs. During the three months ended September 30, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.7 million, or 3.1%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $3.4 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From September 30, 2014 to September 30, 2015, we leased approximately 400 apartment homes that were placed into service at our Lincoln Place, The Preserve at Marin and 2900 on First apartment communities. This was partially offset by a reduction in revenue associated with approximately 110 apartment homes taken out of service at our Park Towne Place and The Sterling redevelopments. We also are leasing up the recently redeveloped homes at Ocean House on Prospect, whereas such homes were substantially leased during the comparative period in 2014.
Our Conventional Acquisitions proportionate property net operating income increased by $3.2 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to apartment communities we acquired during 2014 and 2015.
Our Other Conventional proportionate property net operating income increased by $0.2 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was primarily driven by increased occupancy and lower bad debts at one of our New York communities following the eviction of a commercial tenant and subsequent lease up of the space.

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$489,013	$467,821	$21,192	4.5%
Conventional Redevelopment and Development	50,350	36,819	13,531	36.8%
Conventional Acquisition	19,060	1,710	17,350	1,014.6%
Other Conventional	41,554	40,031	1,523	3.8%
Total	599,977	546,381	53,596	9.8%
Property operating expenses:
Conventional Same Store	156,206	154,075	2,131	1.4%
Conventional Redevelopment and Development	18,266	15,356	2,910	19.0%
Conventional Acquisition	7,948	624	7,324	1,173.7%
Other Conventional	18,240	17,826	414	2.3%
Total	200,660	187,881	12,779	6.8%
Property net operating income:
Conventional Same Store	332,807	313,746	19,061	6.1%
Conventional Redevelopment and Development	32,084	21,463	10,621	49.5%
Conventional Acquisition	11,112	1,086	10,026	923.2%
Other Conventional	23,314	22,205	1,109	5.0%
Total	$399,317	$358,500	$40,817	11.4%
For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, our conventional segment’s proportionate property net operating income increased $40.8 million, or 11.4%.
For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, Conventional Same Store proportionate property net operating income increased by $19.1 million, or 6.1%. This increase was primarily attributable to a $21.2 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $74 per effective home), comprised primarily of increases in rental rates. Rental rates on new leases transacted during the nine months ended September 30, 2015, were 5.0% higher than expiring lease rates, and renewal rates were 5.5% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $2.1 million, or 1.4%, increase in property operating expenses, primarily due to increases in real estate taxes, repairs and maintenance, turnover costs and utility costs, partially offset by decreases in insurance and marketing costs. During the nine months ended September 30, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $1.2 million, or 1.7%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $10.6 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From September 30, 2014 to September 30, 2015, we leased approximately 400 apartment homes that were placed into service at our Lincoln Place, The Preserve at Marin and 2900 on First apartment communities. This was partially offset by a reduction in revenue associated with approximately 110 apartment homes taken out of service at our Park Towne Place and The Sterling redevelopments. We also are leasing up the recently redeveloped homes at Ocean House on Prospect, whereas such homes were substantially leased during the comparative period in 2014.
Our Conventional Acquisitions proportionate property net operating income increased by $10.0 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to apartment communities we acquired during 2014 and 2015.
Our Other Conventional proportionate property net operating income increased by $1.1 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily driven by increased occupancy and lower bad debts at one of our New York communities following the eviction of a commercial tenant and subsequent lease up of the space.
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
At September 30, 2015, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 45 and two apartment communities with 7,311 and 595 apartment homes, respectively. From December 31, 2014 to September 30, 2015, on a net basis, our Affordable Same Store portfolio increased by one apartment community with 200 apartment homes that was reclassified to our Affordable Same Store portfolio upon maintaining a stabilized level of occupancy following a casualty event. Our affordable results for the three and nine months ended September 30, 2015 and 2014, presented below are based on the apartment community populations at September 30, 2015.

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$22,078	$21,728	$350	1.6%
Other Affordable	2,310	1,996	314	15.7%
Total	24,388	23,724	664	2.8%
Property operating expenses:
Affordable Same Store	8,765	8,589	176	2.0%
Other Affordable	866	685	181	26.4%
Total	9,631	9,274	357	3.8%
Property net operating income:
Affordable Same Store	13,313	13,139	174	1.3%
Other Affordable	1,444	1,311	133	10.1%
Total	$14,757	$14,450	$307	2.1%
For the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, our affordable segment’s proportionate property net operating income increased by $0.3 million, or 2.1%. The increase was partly attributed to an increase in rental income driven by higher rental rates and increases in commercial income. The increase in revenues was partially offset by an increase in property operating expenses, including increases in utility costs and turnover costs, offset by a decrease in insurance expense.

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$65,998	$64,717	$1,281	2.0%
Other Affordable	6,781	6,000	781	13.0%
Total	72,779	70,717	2,062	2.9%
Property operating expenses:
Affordable Same Store	26,339	26,524	(185)	(0.7)%
Other Affordable	2,626	2,605	21	0.8%
Total	28,965	29,129	(164)	(0.6)%
Property net operating income:
Affordable Same Store	39,659	38,193	1,466	3.8%
Other Affordable	4,155	3,395	760	22.4%
Total	$43,814	$41,588	$2,226	5.4%

For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, our affordable segment’s proportionate property net operating income increased by $2.2 million, or 5.4%. The increase was primarily attributed to an increase in rental income driven by higher rental rates and increases in commercial income. Affordable proportionate property net operating income also increased due to reductions in insurance expense and personnel costs, partially offset by increases in real estate taxes and utility costs.

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
For the three months ended September 30, 2015 and 2014, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $5.8 million and $6.2 million, respectively. For the nine months ended September 30, 2015 and 2014, property management expenses totaled $17.9 million and $18.5 million, respectively. The decreases in property management expenses are primarily due to a decrease in the number of apartment communities we own and manage.
For the three months ended September 30, 2015 and 2014, casualty losses totaled $0.8 million and $2.6 million, respectively. Casualty losses were higher during 2014 primarily due to casualty losses from a severe hailstorm at one of our apartment communities in 2014, as well as decreases in minor casualty losses at our apartment communities in 2015 as compared to 2014.
During the nine months ended September 30, 2015 and 2014, casualty losses totaled $6.4 million and $9.5 million, respectively. Casualty losses during the nine months ended September 30, 2015, included casualty losses and snow removal costs associated with the severe snow storms in the Northeast, and casualty losses during the nine months ended September 30, 2014, primarily related to the hailstorm discussed above, as well as the severe weather associated with the 2014 “Polar Vortex,” which affected many of our apartment communities in the Northeast and Midwest.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners.
For the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, tax credit and asset management revenues decreased by $1.0 million. This decrease was primarily attributable to a decrease in amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and 2015.

For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, tax credit and asset management revenues decreased by $4.6 million. This decrease was attributable to a decrease in amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and 2015, and a decrease in disposition and other transactional fees earned in 2015, as compared to 2014.
Investment Management Expenses
For the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, investment management expenses increased by $0.6 million and $1.0 million, respectively, primarily due to an increase in acquisition costs. Investment management expenses also increased for the nine months ended September 30, 2015, due to increases in personnel and related costs.
Provision for Real Estate Impairment Losses
During the three and nine months ended September 30, 2014, we recognized a $1.4 million provision for real estate impairment loss related to an asset classified as held for sale as of September 30, 2014. The impairment loss related to estimated costs to sell, inclusive of a debt prepayment penalty.
Depreciation and Amortization
For the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, depreciation and amortization increased $7.8 million, or 11.2%, and $15.7 million, or 7.4%, respectively, primarily due to assets placed in service as we completed apartment homes in our redevelopment projects and assets we acquired in 2014 and 2015, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three months ended September 30, 2015, compared to the three months ended September 30, 2014, general and administrative expenses increased $0.4 million, or 3.3%, primarily due to the timing of our recognition of anticipated incentive compensation, partially offset by decreases in personnel costs related to lower headcount and decreases in technology costs. For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, general and administrative expense increased $2.4 million, or 7.7%, primarily due to the timing of our recognition of anticipated incentive compensation.
Other Expenses, net
For the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, other expenses, net increased by $2.2 million and $0.3 million, respectively. The increase in other expense during the three months ended September 30, 2015, was primarily attributed to increases in legal and related costs, along with our write off of capitalized consulting costs related to a software project we elected not to pursue.
The increase in other expense during the nine months ended September 30, 2015, was attributed to the items described above as well as higher environmental costs associated with an apartment community we no longer own, substantially offset by the favorable resolution of certain legal matters.
Interest Expense
For the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, interest expense, which includes the amortization of deferred financing costs, decreased by $9.5 million, or 16.5%, and $17.2 million, or 10.2%, respectively. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities, decreases in property debt resulting from apartment community dispositions and higher prepayment penalties incurred in 2014. These decreases in interest expense were partially offset by increases related to our acquisition of apartment communities and on three of our redevelopment projects which reached completion of construction and ceased capitalization of related interest expense.
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
During the three months ended September 30, 2015 and 2014, other, net primarily consisted of $1.9 million of net losses and $1.5 million of net income, respectively, related to our legacy asset management business. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $0.4 million of net income for the three months ended September 30, 2015, and $0.1 million of net loss for the three months ended September 30, 2014.
During the nine months ended September 30, 2015 and 2014, other, net primarily consisted of $0.8 million and less than $0.1 million of net income, respectively, related to our legacy asset management business. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled $3.5 million of net income for the nine months ended September 30, 2015, and and $1.1 million of net loss for the nine months ended September 30, 2014.
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
For the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, income tax benefit increased by $3.3 million and $7.9 million, respectively. Income tax benefit increased primarily due to a decrease in income taxes associated with the sale our tax credit business in late 2014.
Gain on Dispositions of Real Estate, Net of Tax
During the three months ended September 30, 2015, we did not sell any consolidated apartment communities. During the three months ended September 30, 2014 , we recognized gains on disposition of real estate of $126.3 million (net of $21.1 million of related income taxes) on our disposal of 15 consolidated apartment communities. During the nine months ended September 30, 2015 and 2014, we recognized gains on disposition of real estate of $130.5 million and $262.5 million (net of $29.8 million of related income taxes) on our disposal of 8 and 26 consolidated apartment communities, respectively.
Net operating income, or NOI, capitalization rate and free cash flow, or FCF, capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. For apartment communities sold, we calculate NOI capitalization rates using an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds. For apartment communities sold, we calculate FCF as an apartment community’s trailing twelve month NOI less $1,200 of assumed capital spending per apartment home required to maintain the condition of the apartment community, and we calculate the FCF capitalization rate by dividing the apartment community's FCF by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our consolidated conventional and affordable apartment community sales during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NOI capitalization rate:
Conventional	n/a	6.7%	6.7%	6.8%
Affordable	n/a	n/a	3.8%	6.7%
FCF capitalization rate:
Conventional	n/a	5.2%	5.4%	5.3%
Affordable	n/a	n/a	2.7%	5.5%
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

For the three months ended September 30, 2015 and 2014, we allocated net losses of $0.8 million, compared to net income of $8.3 million, respectively, to noncontrolling interests in consolidated real estate partnerships, or a variance of $9.1 million. This change was primarily due to a decrease in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships, as well as a decrease in the amount of income allocated to noncontrolling interests in the legacy asset management business due to the decrease in revenue.
For the nine months ended September 30, 2015 and 2014, we allocated net income of $4.1 million and $22.0 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $17.9 million. The amounts of net income allocated to noncontrolling interests decreased primarily due to a decrease in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships, as well as deferred asset management fees recognized by the legacy asset management business during the nine months ended September 30, 2015.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. The amount of the Aimco Operating Partnership’s income allocated to holders of preferred OP Units is equal to the amount of distributions they receive, which totaled $1.7 million, and $1.6 million, respectively, during three months ended September 30, 2015 and 2014, and $5.2 million and $4.8 million, respectively, for the nine months ended September 30, 2015 and 2014.
Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. For the three months ended September 30, 2015 and 2014, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $0.9 million and $6.5 million, respectively, a decrease in their share of income of $5.7 million. For the nine months ended September 30, 2015 and 2014, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $8.3 million and $13.9 million, respectively, a decrease in their share of income of $5.6 million.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders decreased by $0.1 million and increased by less than $0.1 million, respectively, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, and increased by $4.0 million and $4.4 million, respectively, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increases in net income attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders during the nine months ended September 30, 2015, were primarily due to our issuance during May 2014 of $125.0 million of preferred securities with a 6.875% dividend/distribution rate, and were also partly attributable to the write-off of previously deferred issuance costs in connection with our March 2015 redemption of preferred securities.
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
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and nine months ended September 30, 2015 and 2014, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Aimco common stockholders (1)	$19,179	$124,706	$169,327	$263,948
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	75,509	67,531	221,128	205,513
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,588)	(2,439)	(7,686)	(7,211)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(91)	(119,807)	(124,122)	(242,824)
Provision for impairment losses related to depreciable real estate assets, including amounts related to unconsolidated entities and net of noncontrolling partners’ interest	—	1,413	656	1,790
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,513)	2,200	(4,345)	1,650
Amounts allocable to participating securities	(310)	188	(381)	152
FFO Attributable to Aimco common stockholders - Diluted	$88,186	$73,792	$254,577	$223,018
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	—	658	—
Pro forma FFO Attributable to Aimco common stockholders - Diluted	$88,186	$73,792	$255,235	$223,018
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(13,584)	(16,325)	(37,332)	(39,918)
AFFO attributable to Aimco common stockholders – Diluted	$74,602	$57,467	$217,903	$183,100

Weighted average common shares outstanding – diluted (2)	156,008	146,104	155,412	145,924

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 7 to the condensed consolidated financial statements in Item 1).

(2)
Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any additional common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.

For the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, Pro forma FFO (on a diluted per share basis) increased 12% and 7%, respectively, due to strong property net operating income growth, increased contribution from redevelopment and acquisition communities, lower interest expense due to lower debt balances and higher income tax benefit. These increases were partially offset by higher other expenses and by the loss of income from apartment communities that were sold during 2014 and 2015. For the nine months ended September 30, 2015, the increases in Pro forma FFO discussed above were also partially offset by higher preferred stock dividends attributable to Aimco's May 2014 offering of its Class A Preferred Stock.
For the same periods, AFFO (on a diluted per share basis) increased 23% and 11%, respectively, as a result of higher Pro forma FFO and lower capital replacements spending during 2015. As we concentrate our investment capital in higher-quality, higher price point apartment communities, our free cash flow margins are increasing and contributing to higher AFFO.
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

Preferred Dividends represents the preferred dividends paid on Aimco’s preferred stock and the preferred distributions paid on the Aimco Operating Partnership’s preferred OP Units, exclusive of preferred equity redemption related amounts. We add Preferred Dividends to Adjusted Interest for a more complete picture of the interest and dividend requirements of our leverage, inclusive of perpetual preferred equity.

For the trailing twelve month periods ended September 30, 2015 and 2014, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	September 30,
	2015	2014
Total indebtedness	$3,935,899	$3,962,236
Adjustments:
Debt related to assets classified as held for sale	17,311	37,056
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(134,116)	(118,588)
Cash and restricted cash	(138,471)	(195,210)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	3,537	3,119
Securitization trust assets	(64,134)	(60,623)
Proportionate Debt	$3,620,026	$3,627,990

Preferred stock	159,126	186,126
Preferred OP Units	87,937	78,909
Preferred Equity	247,063	265,035
Proportionate Debt plus Preferred Equity	$3,867,089	$3,893,025

	Trailing twelve months ended September 30,
	2015	2014
Net income attributable to Aimco Common Stockholders	$205,599	$386,071
Adjustments:
Noncontrolling interests in Aimco Operating Partnership's share of net income	17,846	28,636
Preferred stock dividends	11,896	5,787
Interest expense, net of noncontrolling interest	200,035	225,887
Income tax benefit	(30,319)	(15,378)
Depreciation and amortization, net of noncontrolling interest	290,790	275,310
Gains on disposition and other, net of income taxes and noncontrolling partners' interests	(146,787)	(352,203)
Provision for impairment losses related to depreciable assets and impairment losses related to unconsolidated entities, net of noncontrolling partners' interests	1,194	1,790
Provision for losses on notes receivable	(3)	(2,342)
Gains on disposition of non-depreciable assets	(101)	(412)
Non-cash stock-based compensation	6,547	5,873
Interest income received on securitization investment	(5,995)	(5,607)
EBITDA items related to the legacy asset management business	(5,955)	(4,155)
Adjusted EBITDA	$544,747	$549,257

	Trailing twelve months ended September 30,
	2015	2014
Interest expense	$203,767	$229,936
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(5,533)	(5,382)
Debt prepayment penalties and other non-interest items	(6,306)	(12,722)
Amortization of deferred loan costs	(4,057)	(3,735)
Interest income received on securitization investment	(5,995)	(5,607)
Adjusted Interest	$181,876	$202,490

Preferred stock dividends	11,896	5,787
Preferred stock redemption related amounts	(695)	—
Preferred OP Unit distributions	6,897	6,413
Preferred Dividends	18,098	12,200
Adjusted Interest and Preferred Dividends	$199,974	$214,690
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
At September 30, 2015, we had $45.2 million in cash and cash equivalents and $93.2 million of restricted cash, an increase in cash and cash equivalents of $16.3 million and an increase in restricted cash of $1.8 million from December 31, 2014. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, we had unfunded commitments by institutional lenders of $48.5 million to fund development costs.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.

Operating Activities
For the nine months ended September 30, 2015, our net cash provided by operating activities of $258.4 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2015, increased by $25.1 million as compared to the nine months ended September 30, 2014, primarily due to improved operating results of our retained portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest, primarily due to lower amounts of debt outstanding. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2015 and 2014.
Investing Activities
For the nine months ended September 30, 2015, our net cash used in investing activities of $215.7 million consisted primarily of capital expenditures, purchases of real estate and approximately $25.0 million of deposits related to our agreement to acquire an apartment community currently under construction (included in other investing activities within the condensed consolidated statement of cash flows in Item 1), partially offset by proceeds from our disposition of real estate. Capital expenditures totaled $277.6 million and $277.2 million during the nine months ended September 30, 2015 and 2014, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.

We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace capital assets consumed during our ownership;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition;

•
property upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs and maintenance, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

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

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to projects, and their related capital spending categories. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the nine months ended September 30, 2015 and 2014, are presented below (dollars in thousands):

	2015	2014
Capital Replacements	$33,485	$33,503
Capital Improvements	12,619	19,040
Property Upgrades	34,601	34,909
Redevelopment additions	98,048	147,081
Development additions	80,366	31,814
Casualty replacements	5,244	3,598
Total capital additions	264,363	269,945
Plus: additions related to apartment communities sold or held for sale	790	7,073
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	3,640	—
Consolidated capital additions	268,793	277,018
Plus: net change in accrued capital spending	8,782	196
Capital expenditures per consolidated statement of cash flows	$277,575	$277,214
For the nine months ended September 30, 2015 and 2014, we capitalized $8.7 million and $11.3 million of interest costs, respectively, and $21.0 million and $21.9 million of other direct and indirect costs, respectively.
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
During the nine months ended September 30, 2015, our redevelopment activities focused on six apartment communities with $98.0 million of investment, and our development activities focused on two apartment communities with $80.4 million of investment.

Information regarding our redevelopment and development projects at September 30, 2015, is presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment at Completion	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Stabilized Occupancy	Stabilized NOI
Redevelopment
Ocean House on Prospect	53	$14.8	$13.7	4Q 2014	3Q 2015	1Q 2016	2Q 2017
Park Towne Place	948	97.0	53.0	Multiple	3Q 2015	1Q 2017	2Q 2018
The Sterling	535	49.5	42.6	Multiple	Multiple	2Q 2016	3Q 2017
Subtotal	1,536	$161.3	$109.3

Development
One Canal Street	310	$190.0	$132.3	4Q 2013	1Q 2016	2Q 2017	3Q 2018
Vivo	91	45.0	38.8	n/a	4Q 2015	3Q 2016	4Q 2017
Subtotal	401	$235.0	$171.1

Total	1,937	$396.3	$280.4

Completed Redevelopment
Lincoln Place	795	$360.0	$359.0	Multiple	Multiple	2Q 2015	3Q 2016
The Preserve at Marin	126	124.0	123.4	4Q 2012	1Q 2014	3Q 2015	4Q 2016
2900 on First Apartments	135	15.2	14.7	1Q 2014	1Q 2014	2Q 2015	3Q 2016
Total Completed Year to Date	1,056	$499.2	$497.1
Stabilized Occupancy represents the period in which we expect the apartment communities being developed or redeveloped to achieve targeted physical occupancy, generally greater than 90%. Stabilized NOI represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after Stabilized Occupancy.
During the nine months ended September 30, 2015, we invested $98.0 million in our redevelopment projects, and we completed construction at three redevelopment projects. Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California, were completed in the first quarter and, as of September 30, 2015, were 96% and 97% occupied, respectively. 2900 on First in Seattle, Washington, was completed during the second quarter and, as of September 30, 2015, was 89% occupied.
During the second quarter, we approved a plan to continue redevelopment of The Sterling, located in Center City Philadelphia. Since 2014, we have completed the redevelopment of approximately one-third of the apartment homes as planned, at a cost consistent with underwriting, and at rents in excess of our underwriting. These results led to our decision in the second quarter to redevelop an additional five floors with 103 apartment homes for an additional investment of approximately $13.5 million.
During the third quarter, we approved a plan for redevelopment of a second tower at Park Towne Place, also located in Center City Philadelphia. Since 2014, we have completed as planned, and at a cost consistent with underwriting, the redevelopment of 179, or 78%, of the apartment homes in one of the four towers that comprise the community. Of the completed apartment homes, 128, or 72%, are leased at rents in excess of our underwriting. We anticipate completing during the fourth quarter of 2015 the first phase of the redevelopment, which includes the apartment homes in the first tower, as well as the renovation of the commercial space, common areas and amenities. Our results on the first phase of redevelopment led to our decision to redevelop a second tower containing 251 apartment homes for an additional net investment of approximately $37 million. During construction, we expect to combine some apartment homes in this building so that the tower, at completion, will include 245 apartment homes. In order to facilitate the extensive construction activity, we began de-leasing the second tower in fourth quarter 2015.
During the nine months ended September 30, 2015, we invested $80.4 million in our development projects. This included an investment of $69.5 million in the development of One Canal Street in the historic Bullfinch Triangle neighborhood of Boston's West End. One Canal Street will include 310 apartment homes and 22,000 square feet of commercial space. Construction was on track at the end of third quarter 2015, and we remain on plan for initial occupancy in the first quarter of 2016. Our investment in One Canal Street has been and will be funded in part by a $114.0 million non-recourse property loan, of which $48.5 million was available to draw at September 30, 2015.

Our development spending during the nine months ended September 30, 2015, also included $10.9 million at Vivo, the eight-story, 91-apartment home near Kendall Square in Cambridge, Massachusetts, under construction at the time we acquired it during the second quarter. Vivo is located two blocks from Axiom Apartment Homes, which we also acquired during the second quarter, and is contiguous to a large life science complex now under construction, the completion of which is planned for late spring or early summer 2016. At closing, we paid $27.9 million and agreed to fund the remaining construction costs. We expect a total investment of $45.0 million in this community, of which $38.8 million has been invested through September 30, 2015. Construction of the apartment homes was completed during the third quarter, and we began lease-up in October. Construction of the community’s amenities is expected to be complete by year’s end.
We expect our total development and redevelopment spending to range from $225 million to $240 million for the year ending December 31, 2015.
Financing Activities
For the nine months ended September 30, 2015, our net cash used in financing activities of $26.5 million was primarily attributed to principal payments on property loans, net repayments on our revolving credit facility, dividends paid to common security holders, distributions paid to noncontrolling interests and our redemption of preferred securities, partially offset by proceeds from our issuance of common securities and proceeds from property loans used to fund our redevelopment and development projects.
Early in the year, we generated $366.6 million of proceeds from our issuance of common equity, which were primarily used to repay the then outstanding balance under our Credit Agreement, to repay property debt so as to expand our unencumbered asset pool as further discussed below, to redeem preferred securities, and to fund redevelopment and property upgrades that would otherwise have been funded with property debt on a leverage-neutral basis. We also generated $233.0 million of proceeds from property loans, which were used to fund part of our investments in redevelopment and development.
Principal payments on property loans during the period totaled $418.7 million, and included $60.1 million of scheduled principal amortization, $151.0 million related to repayment of property debt to expand our unencumbered asset pool, and the remainder primarily related debt repaid in connection with a refinancing and debt payoffs in connection with dispositions. We like the discipline of financing our investments in real estate through the use of amortizing, fixed rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $191.6 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the nine months ended September 30, 2015 (dollars in thousands):

2015
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$34,117
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	13,550
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	143,969
Total cash distributions paid by the Aimco Operating Partnership	$191,636

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$34,117
Cash distributions paid by Aimco to holders of common OP Units	11,909
Cash dividends paid by Aimco to preferred stockholders	8,342
Cash dividends paid by Aimco to common stockholders	137,268
Total cash dividends and distributions paid by Aimco	$191,636

(1)	$8.3 million represented distributions to Aimco, and $5.2 million represented distributions paid to holders of OP Units.

(2)	$137.3 million represented distributions to Aimco, and $6.7 million represented distributions paid to holders of OP Units.
During the nine months ended September 30, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.

During the nine months ended September 30, 2015, Aimco redeemed for $27.0 million the remaining outstanding shares of its Series A Community Reinvestment Act Preferred Stock. In connection with Aimco’s redemption of preferred stock, the Aimco Operating Partnership redeemed from Aimco an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at September 30, 2015, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the nine months ended September 30, 2015.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the nine months ended September 30, 2015. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of September 30, 2015, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the nine months ended September 30, 2015.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2015, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended September 30, 2015.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2015	3,189	37.74	N/A	N/A
August 1 - August 31, 2015	22,806	38.64	N/A	N/A
September 1 - September 30, 2015	4,302	36.30	N/A	N/A
Total	30,297	$38.22

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

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
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

32.1	Aimco – Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
The Aimco Operating Partnership – Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ PAUL L. BELDIN
Paul L. Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ CHARLES A. HIGDON
Charles A. Higdon
Senior Vice President and
Chief Accounting Officer

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its general partner

By:	/s/ PAUL L. BELDIN
Paul L. Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ CHARLES A. HIGDON
Charles A. Higdon
Senior Vice President and
Chief Accounting Officer

Date: November 4, 2015