Form 10-K
period 2015-12-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2016-02-29
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13232 (Apartment Investment and Management Company)
Commission File Number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
(303) 757-8101
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Investment and Management Company)	New York Stock Exchange
Class A Cumulative Preferred Stock (Apartment Investment and Management Company)	New York Stock Exchange
Class Z Cumulative Preferred Stock (Apartment Investment and Management Company)	New York Stock Exchange
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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $5.7 billion as of June 30, 2015. As of February 25, 2016, there were 156,599,775 shares of Class A Common Stock outstanding.

As of February 25, 2016, there were 164,453,698 shares of Partnership Common Units outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 26, 2016, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2015, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2015, owned a 95.2% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.8% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's stockholders' equity or partners' capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
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
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new supply; financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, redevelopments and developments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I

Item 1. Business
The Company
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest coastal and job growth markets of the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2015, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 164,179,533 common partnership units and equivalents outstanding. At December 31, 2015, Aimco owned 156,326,416 of the common partnership units (95.2% of the outstanding common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
As of December 31, 2015, our real estate portfolio consisted of 196 apartment communities with 49,149 apartment homes.

Business Overview
Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all of our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in Economic Income and Adjusted Funds From Operations (each defined under the Non-GAAP Performance and Liquidity Measures heading in Item 7). Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of focus on customer selection and customer satisfaction, and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling lower rated apartment communities and investing the proceeds from such sales through property upgrades, redevelopment, development and acquisition of higher-quality apartment communities;

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful, and performance-oriented culture while maintaining high morale and team engagement.
Our long-standing business is organized around our strategic areas of focus: excellence in property operations; adding value through redevelopment and limited development; upgrading our portfolio through disciplined portfolio management; maintaining a safe and liquid balance sheet; and fostering a performance culture. Our strategic areas of focus are described in more detail below. Recent accomplishments in the execution of such strategies are discussed in the Executive Overview in Item 7.
Property Operations
We own and operate a diversified portfolio of conventional apartment communities. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. As the tax credit delivery or compliance periods for our affordable apartment communities expire, between 2016 and 2023, we expect to sell these apartment communities and reinvest the proceeds in our conventional portfolio. Our conventional and affordable portfolios comprise our reportable segments.
Our property operations are organized into two geographic areas, the East and West. To manage our portfolio more efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations within each area to area operations leaders with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment and other capital assets, we have specialized teams that manage capital spending related to larger capital and construction projects, thus reducing the need for the area operations leaders to spend time on oversight of such projects.
We seek to improve our property operations by: employing service-oriented, well-trained employees; upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents and we regularly monitor and evaluate our performance through a customer satisfaction tracking system. Our goal is to provide our residents with a high level of service in clean, safe and attractive communities. We have automated certain aspects of our on-site operations to enable our current and future residents to interact with us using methods that are efficient and effective for them, such as making on-line requests for service work, taking self-guided apartment community tours and executing leases and lease renewals on-line. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

•
Resident Selection and Retention. In apartment communities, neighbors are a meaningful part of the value provided, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining credit-worthy residents who are also good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•
Revenue Management and Ancillary Services. For our conventional apartment communities, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue, net operating income and free cash flow by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment home for a new resident. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We maximize rental revenue with timely data and analysis of new and renewal pricing for each apartment home, thereby enabling us to respond quickly to changes in supply and demand. We also generate incremental revenue by providing services to our residents, including, at certain apartment communities, telecommunications services, appliance rental, carport, premier parking, garage and storage space rental.

•
Controlling Expenses. Cost controls are accomplished by local focus at the area level; taking advantage of economies of scale at the corporate level; and through electronic procurement. Refer to the Results of Operations discussion within Item 7 for further information regarding our cost controls.

•
Maintaining and Improving Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its condition at the date of our purchase; Capital Replacements, which are capital additions made to replace capital assets consumed during our ownership; and Property Upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, such as simulated wood flooring and granite countertops.

Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield risk-adjusted returns in excess of those from apartment communities sold in paired trades or in excess of the cost of equity issued to fund the equity component of the redevelopments. We have historically undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration; and to those in which an entire building or community is wholly vacated. We primarily execute our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility in project costs and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment and development work may include seeking entitlements from local governments, which, for redevelopments, enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site. We have a specialized Redevelopment and Construction Services team which oversees these projects and uses third party contractors with expertise in the local markets.
On a more limited basis, we may undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or at a new location. In the very limited instances where we elect to complete ground-up development in a new location (such as our One Canal development in Boston, Massachusetts), we have done so with a third party development partner with expertise in the local market and where such partner has accepted or substantially mitigated entitlement and construction risks.
Portfolio Management
Portfolio management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic diversification in our portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We seek to balance the portfolio by owning communities that offer apartment homes with a range of prices so as to diversify our exposure to economic downturns and to competitive new building supply. We also seek to own properties with the potential for profitable redevelopment.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality conventional apartment communities, averaging “B/B+” in quality, and diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality by comparing the average rents of our apartment homes to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality assets are those with rents greater than $1,100 per month, but lower than 90% of local market average; and “C” quality assets are those with rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends to be greater than 2.5x. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
The majority of our leverage, approximately 93% at December 31, 2015, consists of property-level, non-recourse, long-dated debt, and 6% at December 31, 2015, consists of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The majority of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation. Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a revolving credit arrangement which we use for working capital and other short-term purposes.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2015, Aimco was recognized by the Denver Post as a Top Work Place for the third consecutive year.
Competition
In attracting and retaining residents to occupy our apartment communities we compete with numerous other housing alternatives. Our apartment communities compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community and quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our communities and on the rents we charge. In certain markets there exists an oversupply of single-family homes and condominiums relative to consumer demand, which affect the pricing and occupancy of our rental apartments.
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

Taxation
Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco continues to qualify for taxation as a REIT, Aimco will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco continues to qualify as a REIT, Aimco may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a taxable REIT subsidiary (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on items of tax preference. State and local tax laws may not conform to the United States Federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business. Any taxes imposed on Aimco reduce our operating cash flow and net income.
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
The Aimco Operating Partnership
The Aimco Operating Partnership is treated as a “pass-through” entity for United States Federal income tax purposes and is not subject to United States Federal income taxation. Each of its partners, however, is subject to tax on his or her allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he or she is a partner, regardless of whether he or she receives any actual distributions of cash or other property from the Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular partnership tax item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating Partnership’s Partnership Agreement. AIMCO-GP, Inc., the general partner, is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Aimco Operating Partnership with respect to tax matters. The Aimco Operating Partnership is subject to tax in certain states.
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on apartment communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws, such as legislation that has been considered in New York and certain cities in California, or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current apartment communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A, “Risk Factors.”
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
Employees
At December 31, 2015, we had 1,591 employees, of which 1,108 were at the apartment community level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2015, unions represented 89 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2015, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping, and we intend to continue to redevelop, certain of our apartment communities. Additionally, we are developing a 12-story apartment building in Boston, Massachusetts. During 2016, we expect to invest approximately $180 million to $220 million in conventional redevelopment and development activities. Redevelopment and development activities are subject to the following risks:

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
Acquisitions of under development or unoccupied apartment communities may fail to perform as expected.
We may acquire apartment communities that are under development or otherwise unoccupied at the time of acquisition, and we may not be able to achieve expected occupancy levels or rental rates for these communities, resulting in lower than expected net operating income. Additionally, we may underestimate the costs necessary to bring such communities up to expected occupancy levels, which may result in lower than expected net operating income for these communities.
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
Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing as well as household formation and job creation in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures or adversely affect our ability to pay dividends or distributions.
Our ability to fund necessary capital expenditures on our apartment communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our apartment communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect our net operating income and long term value.
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
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2015, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings, such as our Credit Agreement, more difficult.  Additionally, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, have historically provided significant capital at a relatively low cost to finance multifamily properties. Freddie Mac and Fannie Mae are under conservatorship by the Housing Finance Agency, and their future role in the housing finance market is uncertain. If there is any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets, it may adversely affect the pricing at which we may obtain non-recourse property debt financing.
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
As of December 31, 2015, on a consolidated basis, we had approximately $111.9 million of variable-rate indebtedness outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $0.9 million, on an annual basis.
At December 31, 2015, we had approximately $137.7 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
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
All of Aimco’s apartment communities are owned, and all of Aimco’s operations are conducted, by the Aimco Operating Partnership. Further, many of the Aimco Operating Partnership’s apartment communities are owned by other subsidiaries. As a result, Aimco depends on distributions and other payments from the Aimco Operating Partnership, and the Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our collective financial obligations and make payments to our investors. The ability of the Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the Aimco Operating Partnership and its subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
Potential liability or other expenditures associated with potential environmental contamination may be costly.
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
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
We have engaged in, and may continue to engage in, the selective acquisition of interests in partnerships controlled by us that own apartment communities. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.

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
Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2015, 2014 and 2013, for continuing and discontinued operations, our rental revenues include $73.4 million, $74.6 million and $88.4 million, respectively, of subsidies from government agencies. Of the 2015 subsidies, approximately 14.5% related to communities benefiting from housing assistance contracts that expired in late 2015 or expire in 2016, which we are in the process of renewing or anticipate renewing, and the remainder related to communities benefiting from housing assistance contracts that expire after 2016 and have a weighted average term of 8.2 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
Although we are insured for certain risks, the cost of insurance, increased claims activity or losses resulting from casualty events may affect our operating results and financial condition.
We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.
Natural disasters and severe weather may affect our operating results and financial condition.
Natural disasters such as earthquakes and severe weather such as hurricanes may result in significant damage to our apartment communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.
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
We believe that Aimco operates, and has since its taxable year ended December 31, 1994 operated, in a manner that enables it to meet the requirements for qualification as a REIT for United States Federal income tax purposes. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States Federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.
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
Aimco may be subject to federal and state income taxes, in certain circumstances.
Even if Aimco qualifies as a REIT, Aimco may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco could also be required to pay a 100% tax on any net income on non-arm's length transactions between Aimco and a taxable REIT subsidiary and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could be subject to alternative minimum tax, or AMT, on items of tax preference. State and local tax laws may not conform to the United States Federal income tax treatment, and Aimco may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business. Any taxes imposed on Aimco would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.
Recent Tax Legislation Impacts Certain U.S. Federal Income Tax Rules Applicable to REITs
The recently enacted Protecting Americans from Tax Hikes Act of 2015, or PATH Act, contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs.  The PATH Act modifies various rules that apply to a REIT’s ownership of and business relationship with its TRS entities and reduces (beginning in 2018) the value of a REIT’s assets that may be in TRS entities from 25% to 20%.  The PATH Act makes permanent the reduction of the period (from ten years to five years) during which a REIT is subject to corporate-level tax on the recognition of built-in gains in assets of an acquired corporation.  The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for publicly-offered REITs.  Lastly, the PATH Act adjusts the way a REIT calculates earnings and profits in certain circumstances to avoid double taxation at the shareholder level, and expands the types of assets and income treated as qualifying for purposes of the REIT requirements.  Investors are urged to consult their tax advisors with respect to these changes and the potential impact on their investment in our common stock and debt securities.

Limits on ownership of shares in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.
Aimco’s charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board of Directors) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine (or up to 18.0% for such pension trusts or registered investment companies upon a waiver from Aimco’s Board of Directors). Aimco’s charter also limits ownership of Aimco’s Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of Aimco’s capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco’s shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of Aimco’s shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

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
The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2015, 500,787,260 shares were classified as Common Stock, of which 156,326,416 were outstanding, and 9,800,240 shares were classified as preferred stock, of which 6,391,643 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control were in Aimco’s stockholders’ best interests.
The Maryland General Corporation Law may limit the ability of a third party to acquire control of Aimco.
As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and increasing the difficulty of consummating any such offers, even if an acquisition would be in Aimco’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without Aimco’s Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation

Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our portfolio includes garden style, mid-rise and high-rise apartment communities located in 22 states and the District of Columbia. Our geographic allocation strategy focuses on the largest coastal and job growth markets in the United States. The following table sets forth information on all of our apartment communities as of December 31, 2015:

	Number of Apartment Communities	Number of Apartment Homes	Average Ownership
Conventional:
Atlanta	8	1,497	99%
Bay Area	11	2,169	100%
Boston	15	4,689	100%
Chicago	10	3,246	100%
Denver	8	2,065	98%
Greater DC	14	6,547	100%
Greater LA	15	5,313	88%
Miami	5	2,571	100%
New York	18	1,040	100%
Philadelphia	6	3,525	98%
San Diego	12	2,423	97%
Seattle	2	239	100%
Total target markets	124	35,324	97%
Other markets	16	5,140	98%
Total conventional owned and managed	140	40,464	98%
Affordable	56	8,685	95%
Total	196	49,149	97%

At December 31, 2015, we owned an equity interest in and consolidated within our financial statements 185 apartment communities containing 48,320 apartment homes. These consolidated apartment communities contain, on average, 261 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills and other amenities, clubhouses, spas, fitness centers, dog parks and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring and cabinets, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, and balconies and patios. Some of our premier apartment communities also offer premium features including designer kitchens and bathroom finishes. Additional information on our consolidated apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2015, we held an equity interest in and did not consolidate within our financial statements 11 apartment communities containing 829 apartment homes.
The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2015, 157 of our consolidated apartment communities were encumbered by, in aggregate, $3.8 billion of property debt with a weighted average interest rate of 5.01% and a weighted average maturity of 8.1 years, respectively. Each of the non-recourse property debt instruments comprising this total are collateralized by one of our apartment communities, without cross-collateralization, with an aggregate gross book value of $6.9 billion. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding our property debt. As of December 31, 2015, we had an unencumbered pool that included 25 consolidated apartment communities and had an estimated fair value of $1.8 billion. At December 31, 2015, we also had two recently acquired consolidated apartment communities which we anticipate encumbering but for which financing was not yet in place.
Item 3. Legal Proceedings
As further discussed in Note 7 to the consolidated financial statements in Item 8, we are engaged in discussions with regulatory agencies regarding environmental matters at apartment communities we, or predecessor entities, previously owned. Although the outcome of the process we are undergoing for these environmental matters is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2015	$40.83	$35.88	$0.30
September 30, 2015	40.43	34.71	0.30
June 30, 2015	39.66	36.52	0.30
March 31, 2015	41.55	36.59	0.28

December 31, 2014	$38.53	$31.62	$0.26
September 30, 2014	34.87	31.51	0.26
June 30, 2014	32.76	28.95	0.26
March 31, 2014	31.28	25.52	0.26
Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors targets a dividend payout ratio of approximately 65% of Adjusted Funds From Operations (which is defined in Item 7). In January 2016, Aimco’s Board of Directors declared a cash dividend of $0.33 per share on its Common Stock. On an annualized basis, this represents an increase of 12% compared to the dividends paid in 2015. This dividend is payable on February 29, 2016, to stockholders of record on February 19, 2016. Aimco’s Board of Directors anticipates similar per share quarterly cash dividends for the remainder of 2016. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances.
On February 25, 2016, the closing price of the Common Stock was $36.62 per share, as reported on the NYSE, and there were 156,599,775 shares of Common Stock outstanding, held by 1,958 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. Additionally, from time to time, Aimco may also issue shares of Common Stock in exchange for limited partnership units in consolidated real estate partnerships that are tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the related limited partnership agreement. The shares are generally issued in exchange for OP Units or limited partnership units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the year ended December 31, 2015, we did not issue any shares of Common Stock in exchange for common OP Units or preferred OP Units. During the year ended December 31, 2015, we did not issue any shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2015. As of December 31, 2015, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the Standard & Poor’s 500 Total Return Index (the “S&P 500”), and the NAREIT Apartment Index. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Apartment Index is published by The National Association of Real Estate Investment Trusts, or NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2010, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2010	2011	2012	2013	2014	2015
Aimco (1)	$100.00	$90.39	$109.99	$108.83	$161.12	$179.08
MSCI US REIT (1)	100.00	108.69	128.00	131.17	171.01	175.32
S&P 500 (1)	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT Apartment Index (2)	100.00	115.10	123.08	115.45	161.20	187.72
(1) Source: SNL Financial LC, Charlottesville, VA © 2016
(2) Source: National Association of Real Estate Investment Trusts
The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.
The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans set forth below in Part III, Item 12 of this Annual Report, is incorporated herein by reference.

The Aimco Operating Partnership
There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2015 and 2014:

Quarter Ended	2015	2014
December 31	$0.30	$0.26
September 30	0.30	0.26
June 30	0.30	0.26
March 31	0.28	0.26
We intend for the Aimco Operating Partnership’s future distributions per common partnership unit to be equal to Aimco’s Common Stock dividends.
At February 25, 2016, there were 164,453,698 common partnership units and equivalents outstanding (156,599,775 of which were held by Aimco) that were held by 2,806 unitholders of record.
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
No common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock during the year ended December 31, 2015.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2015:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2015	34,064	$35.98	N/A	N/A
November 1 - November 30, 2015	5,436	39.69	N/A	N/A
December 1 - December 31, 2015	3,920	37.39	N/A	N/A
Total	43,420	$36.57

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

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$981,310	$984,363	$974,053	$958,511	$914,355
Income (loss) from continuing operations (1)	91,390	67,475	34,596	(18,756)	(136,237)
Earnings (loss) per common share - basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$1.52	$2.06	$0.29	$(0.60)	$(1.22)

BALANCE SHEET INFORMATION:
Total assets	$6,144,194	$6,097,028	$6,079,413	$6,401,380	$6,871,862
Total indebtedness	3,873,160	4,135,139	4,388,185	4,413,083	4,488,822

OTHER INFORMATION:
Dividends declared per common share (2)	$1.18	$1.04	$0.96	$0.76	$0.48

(1)
Effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the selected financial data presentation above, the results of operations for apartment communities sold or classified as held for sale during 2015 and 2014 are reflected within income from continuing operations for all periods presented. The Aimco Operating Partnership's loss from continuing operations for the year ended December 31, 2011, was $134.4 million, which differed from Aimco due to interest income earned by the Aimco Operating Partnership on notes receivable from Aimco. The notes were repaid in late 2011 and the interest amounts were eliminated within Aimco's consolidated financial statements.

(2)
The Aimco Operating Partnership’s distributions declared per common unit equaled the Aimco dividends declared per common share for the years ended December 31, 2012-2015. During the year ended December 31, 2011, the Aimco Operating Partnership's distributions per common included a $0.15 per unit special distribution.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business and strategic areas of focus are described in more detail within the Business Overview in Item 1. Execution of our goals within our strategic areas of focus drove good results for Aimco in 2015, summarized below.
In Property Operations, across our diversified conventional same store portfolio, new and renewal rent growth was 4.9% in 2015, higher than in 2014 by 50 basis points.
In Redevelopment, strong consumer demand for our redeveloped apartment homes drove: the lease up of Ocean House on Prospect in La Jolla, one quarter earlier than expected; absorption above seasonal expectations at Park Towne Place and The Sterling in Philadelphia; and second generation rent increases averaging 13% for our occupancy-stabilized redevelopments at Lincoln Place, Pacific Bay Vistas and Preserve at Marin.
In Portfolio Management, fourth quarter 2015 average revenue per apartment home was up 10% from fourth quarter 2014, reaching $1,840, a record high for Aimco.
On the Balance Sheet, at December 31, 2015, we had approximately $675 million of cash and restricted cash on-hand and credit available on our revolving credit facility. Leverage, as measured by the ratio of Debt plus Preferred Equity to Adjusted EBITDA (defined under the Non-GAAP Performance and Liquidity Measures heading), was down year-over-year by 11%.
Further information about the accomplishments in each of these strategic areas of focus is included in the sections that follow.
Property Operations
We own and operate a diversified portfolio of conventional apartment communities. At December 31, 2015, our conventional portfolio included 140 apartment communities with 40,464 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At December 31, 2015, our affordable portfolio consisted of 56 apartment communities with 8,685 apartment homes in which we held an average ownership of approximately 95%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the year ended December 31, 2015.
For the year ended December 31, 2015, our conventional portfolio provided 67% operating margins and 60% free cash flow margins. Free cash flow and average revenue per effective apartment home are both defined under the Non-GAAP Performance and Liquidity Measures heading.
Redevelopment and Development
During the year ended December 31, 2015, we invested approximately $118 million in redevelopment projects, enhancing seven communities with a total of more than 2,500 apartment homes. During the year, we completed construction on our multi-year redevelopments at Lincoln Place, located in Venice, California, and Preserve at Marin, located in Marin County, California. We also completed construction at 2900 on First, in Seattle, Washington, and Ocean House on Prospect, located in La Jolla, California. During the year, we also continued the phased redevelopment of two Center City Philadelphia, Pennsylvania communities, Park Towne Place and The Sterling.
At Park Towne Place, 2015 saw the near completion of the redevelopment of one of the four towers that comprise the community, as well as the town center. At the end of January 2016, we had leased 83% of the completed apartment homes in this tower, with rents above underwriting, and we have now completed construction of the remaining apartment homes in this tower. Based on these successful results, we approved a plan during 2015 to redevelop a second tower at Park Towne Place with 245 apartment homes. We began de-leasing this tower during the fourth quarter and construction is underway. We anticipate construction completion for the second tower in the fourth quarter of 2016. By the end of January 2016, we had signed leases for 55% of the 12,560 square feet of commercial space in the community, at rents above underwriting.
At The Sterling, during 2015, we completed renovation of the common areas and retail space, at a cost consistent with underwriting. Based on the success of the lease-up pace and pricing of the apartment homes that have been completed, in the fourth quarter 2015, we approved a plan to expand the phased redevelopment of The Sterling with another five floors containing

130 apartment homes. By the end of January 2016, 62% of the 409 apartment homes approved for redevelopment were complete, at a cost consistent with underwriting, and we had leased 97% of the completed apartment homes, with rents above underwriting. We had also signed leases for 84% of the 19,845 square feet of retail space at rents above underwriting.
During 2015, we also invested a total of $116 million in development, about $100 million of which was in our One Canal property in Boston. We expect completion of construction for One Canal in April 2016 and we are pre-leasing now. We also invested $16 million in the completion of Vivo, a community we acquired in Cambridge mid-year while under construction. We saw our first move-ins at Vivo in October and at the end of January 2016, the community was 48% leased at rents above underwriting.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopment and development projects at December 31, 2015.
Portfolio Management
Average revenue per effective apartment home for our conventional portfolio increased by 10%, from $1,669 for the three months ended December 31, 2014, to $1,840 for the three months ended December 31, 2015, as a result of year-over-year revenue growth of 4.5% for our conventional same store apartment communities, the sale of conventional apartment communities during 2015 with average revenues per home lower than the apartment communities in our retained portfolio and the reinvestment of the sales proceeds through redevelopment and acquisition of apartment communities with better prospects and higher rents.
In total, we sold 11 apartment communities with 3,855 apartment homes during the year ended December 31, 2015. These sales represented roughly 4% of our beginning of year real estate asset value. Eight of these communities were from our conventional portfolio, with average monthly revenues per apartment home of $1,043, 43% below the average of our retained conventional portfolio. Among the properties sold, was the last one we held in Phoenix. We also continued the sell-down of our affordable portfolio with the sale of three communities.
Consistent with our paired-trade discipline, proceeds from these sales were reinvested in redevelopment and development projects described above, acquisitions, and property upgrades with a weighted average Free Cash Flow internal rate of return (defined under the Non-GAAP Performance and Liquidity Measures heading) approximately 350 basis points higher than the communities sold to fund them.
In addition to our acquisition of the under construction community, Vivo, which is described under the Redevelopment and Development heading above, during 2015, we purchased two other communities: Mezzo, an operating community in Atlanta; and Axiom, a lease-up community in Cambridge. Our total purchase price for these three communities was $129 million.
At the end of January 2016, Axiom was 89% leased at rents above underwriting. We expect to reach occupancy stabilization on this community during the second quarter of 2016.
In addition to the acquisitions of these three communities, during the year we entered into a contract to acquire an apartment community currently under construction in Northern California for $320 million.  The acquisition is expected to close upon completion of construction in the summer of 2016. We intend to fund the acquisition through a ten-year property loan, with the balance funded primarily by proceeds from the sale of two apartment communities: one in Alexandra, Virginia; and our last community in Phoenix, which sale closed in December 2015.
Through our disciplined execution of our portfolio management strategy, over the three year period from December 31, 2012 to December 31, 2015, we:

•
increased our period-end conventional portfolio average revenue per apartment home by 35% to $1,840. This rate of growth reflects the impact of market rent growth, and more significantly, the impact of portfolio management through dispositions, redevelopment and acquisitions;

•	increased our conventional portfolio Free Cash Flow margin by 9% through the sale of lower-rated communities and reinvestment in communities of greater quality commanding higher rents; and

•	increased to 91% the percentage of our conventional property net operating income earned in our target markets.
As a result of these efforts, as of September 30, 2015, the most recent period for which market information is available, approximately 51%, 32% and 17% of Aimco's portfolio is invested in “A,” “B” and “C+” quality apartment homes, respectively, as measured under our portfolio quality rating system discussed in the Portfolio Management heading in Item 1.
As we continue to execute our portfolio strategy, we expect to continue to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase further Free Cash Flow margins; to sell our lower rated apartment communities; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends to be greater than 2.5x.  We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest. Proportionate Debt, Adjusted EBITDA and Adjusted Interest, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Performance and Liquidity Measures - Leverage Ratios heading. Preferred Equity represents Aimco's preferred stock and the Aimco Operating Partnership's preferred OP units.
Our leverage ratios for the trailing twelve month periods ended December 31, 2015 and 2014, are presented below:

	Trailing Twelve Months Ended December 31,		Pro-forma Trailing Twelve Months Ended December 31,
	2015	2014	2014 (1)
Proportionate Debt to Adjusted EBITDA	6.4x	7.1x	6.5x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	6.8x	7.6x	7.0x
Adjusted EBITDA to Adjusted Interest	3.1x	2.7x	2.9x
Adjusted EBITDA to Adjusted Interest and Preferred Dividends	2.8x	2.5x	2.7x

(1)
During January 2015, Aimco completed a Common Stock offering resulting in net proceeds of approximately $367 million. The pro-forma ratios presented for the trailing twelve months ended December 31, 2014, have been adjusted to reflect the following: a) Repayment of $112.3 million of outstanding borrowings under our Credit Agreement at December 31, 2014; b) Repayment of $102.2 million of property debt; c) Redemption of $27.0 million of Aimco’s CRA Preferred Stock; and d) Investment of the remaining proceeds from the common offering. Refer to Note 9 to the consolidated financial statements in Item 8 for additional information regarding this stock offering.

We expect future leverage reduction from both earnings growth, especially as apartment communities now being redeveloped or developed are completed and leased, and from regularly scheduled property debt amortization repaid from operating cash flows. As of December 31, 2015, we had an unencumbered pool that included 25 consolidated apartment communities and had an estimated fair value of approximately $1.8 billion.
Two credit rating agencies rate our creditworthiness, using different methodologies and ratios for assessing our credit. In 2015, both of these agencies upgraded our credit rating and outlook to BBB- (stable), an investment grade rating. In addition to lowering the cost of borrowings under our line of credit, an improvement to an investment grade rating may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital, and provide other intangible benefits. Although some of the ratios they use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above are not indicative of the ratios that may be calculated by these agencies. While an investment grade rating provides for ready access to the issuance of corporate debt, we do not anticipate doing so.
At December 31, 2015, we had $675 million of cash and restricted cash on hand and credit available on our Senior Secured Credit Agreement.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2015, Aimco was recognized by the Denver Post as a Top Work Place for the third consecutive year.
Key Financial Indicators
Key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance include: Economic Income, Net Asset Value and Adjusted Funds From Operations. In addition to these indicators, we also use Pro forma Funds From Operations; Free Cash Flow, Free Cash Flow internal rate of return, Free Cash Flow capitalization rate, net operating income, or NOI, capitalization rate, same store property operating results, proportionate property net operating income, average revenue per effective apartment home, financial coverage ratios, and leverage as shown on our balance sheet to evaluate our operating performance and financial condition. Most of these financial indicators are non-GAAP financial measures, which are defined, further described and, for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Performance and Liquidity Measures heading.

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
Overview
2015 compared to 2014
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $60.5 million and $64.3 million, respectively, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in income was principally due to a decrease in gains on dispositions, partially offset by the effect of various other items further discussed below.

2014 compared to 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $102.0 million and $106.2 million, respectively, during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in income was principally due to an increase in gains on dispositions and a decrease in interest expense.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional apartment communities, and we also operate a portfolio of affordable apartment communities. Our conventional and affordable real estate operations comprise our reportable segments.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and nine affordable apartment communities with 779 apartment homes that we do not manage.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 15 in the consolidated financial statements in Item 8 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year periods, and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy during the current year or prior year periods, due to ongoing or completed renovations, such as exteriors, common areas or apartment home improvements, as well as those being constructed from the ground up. Conventional Acquisition apartment communities are those we have acquired since January 1, 2014. Other Conventional apartment communities includes conventional apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy during the current year or prior year periods, often due to a casualty event; the operations of properties that are not multifamily, such as fitness centers; and those apartment communities we expect to sell in the next 12 months, but that have not yet met the criteria to be classified as held for sale.
As of December 31, 2015, as defined by our segment performance metrics, our conventional portfolio consisted of the following:

•	107 Conventional Same Store apartment communities with 33,149 apartment homes;

•	nine Conventional Redevelopment and Development apartment communities with 3,301 apartment homes;

•	eight Conventional Acquisition apartment communities with 1,391 apartment homes; and

•	11 Other Conventional apartment communities with 2,385 apartment homes.
From December 31, 2014, to December 31, 2015, on a net basis, our Conventional Same Store portfolio increased by four apartment communities and decreased by 3,571 apartment homes. This change consisted of:

•	two apartment communities with 83 apartment homes that were reclassified from our Conventional Acquisition portfolio after being owned by Aimco for both periods;

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

These increases were offset by the removal of six apartment communities with 3,150 apartment homes that were sold during the period and one apartment community with 1,222 apartment homes that is expected to be sold within 12 months, but does not yet meet the criteria to be classified as held for sale in accordance with GAAP.
Our conventional portfolio results for the years ended December 31, 2015 and 2014, as presented below, are based on the apartment community populations as of December 31, 2015.

	Year Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$646,693	$618,990	$27,703	4.5%
Conventional Redevelopment and Development	69,186	51,452	17,734	34.5%
Conventional Acquisition	27,003	4,555	22,448	492.8%
Other Conventional	55,439	54,660	779	1.4%
Total	798,321	729,657	68,664	9.4%
Property operating expenses:
Conventional Same Store	203,603	199,463	4,140	2.1%
Conventional Redevelopment and Development	24,943	20,579	4,364	21.2%
Conventional Acquisition	10,759	1,692	9,067	535.9%
Other Conventional	24,268	23,530	738	3.1%
Total	263,573	245,264	18,309	7.5%
Property net operating income:
Conventional Same Store	443,090	419,527	23,563	5.6%
Conventional Redevelopment and Development	44,243	30,873	13,370	43.3%
Conventional Acquisition	16,244	2,863	13,381	467.4%
Other Conventional	31,171	31,130	41	0.1%
Total	$534,748	$484,393	$50,355	10.4%
For the year ended December 31, 2015, as compared to 2014, our conventional segment’s proportionate property net operating income increased $50.4 million, or 10.4%.
For the year ended December 31, 2015, as compared to 2014, Conventional Same Store proportionate property net operating income increased by $23.6 million, or 5.6%. This increase was primarily attributable to a $27.7 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $75 per effective home), comprised of increases in rental rates, utility reimbursements and other fees including parking. Rental rates on new leases transacted during the year ended December 31, 2015, were 4.4% higher than expiring lease rates, and renewal rates were 5.5% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $4.1 million, or 2.1%, increase in property operating expenses, primarily due to increases in real estate taxes and repairs and maintenance. During the year ended December 31, 2015, as compared to 2014, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $2.2 million or 2.4%.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $13.4 million during the year ended December 31, 2015, as compared to 2014, primarily due to increases in net operating income associated with higher revenues per occupied home and higher average daily occupancy associated with apartment homes placed into service following completion of construction activities. During 2015, as compared to 2014, average daily occupancy associated with our Lincoln Place, The Preserve at Marin and Pacific Bay Vistas redevelopment communities increased by 440 basis points, 560 basis points and 200 basis points, to 90%, 79% and 95%, respectively. Additionally, these communities generated significant increases in average revenue per apartment home as construction on these projects was completed. These communities contributed an increase in property net operating income of $16.9 million from 2014 to 2015. This increase in property net operating income contribution was partially offset by a reduction in revenue associated with approximately 375 apartment homes taken out of service at our Park Towne Place and The Sterling redevelopments.
Our Conventional Acquisition proportionate property net operating income increased by $13.4 million during the year ended December 31, 2015, as compared to 2014, due to apartment communities we acquired during 2015 and 2014.
As of December 31, 2014, our conventional portfolio consisted of the following:

•	98 Conventional Same Store apartment communities with 34,058 apartment homes;

•	seven Conventional Redevelopment apartment communities with 2,891 apartment homes;

•	eight Conventional Acquisition apartment communities with 1,256 apartment homes; and

•	18 Other Conventional apartment communities with 1,353 apartment homes.
Our conventional portfolio results for the years ended December 31, 2014 and 2013, as presented below, are based on the apartment community populations as of December 31, 2014 (excluding amounts related to apartment communities sold or classified as held for sale during 2015).

	Year Ended December 31,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$630,175	$603,654	$26,521	4.4%
Conventional Redevelopment	51,452	35,768	15,684	43.8%
Conventional Acquisition	7,300	992	6,308	635.9%
Other Conventional	40,730	39,008	1,722	4.4%
Total	729,657	679,422	50,235	7.4%
Property operating expenses:
Conventional Same Store	202,814	198,161	4,653	2.3%
Conventional Redevelopment	20,579	16,479	4,100	24.9%
Conventional Acquisition	3,156	573	2,583	450.8%
Other Conventional	18,715	17,970	745	4.1%
Total	245,264	233,183	12,081	5.2%
Property net operating income:
Conventional Same Store	427,361	405,493	21,868	5.4%
Conventional Redevelopment	30,873	19,289	11,584	60.1%
Conventional Acquisition	4,144	419	3,725	889.0%
Other Conventional	22,015	21,038	977	4.6%
Total	$484,393	$446,239	$38,154	8.6%

For the year ended December 31, 2014, as compared to 2013, our conventional segment’s proportionate property net operating income increased $38.2 million, or 8.6%.
For the year ended December 31, 2014, as compared to 2013, Conventional Same Store proportionate property net operating income increased by $21.9 million, or 5.4%. This increase was primarily attributable to a $26.5 million, or 4.4%, increase in rental and other property revenues due to higher average revenues (approximately $65 per effective home), comprised of increases in rental rates, utility reimbursements, and other fees including parking, and a 20 basis point increase in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2014, were 3.7% higher than expiring lease rates, and renewal rates were 5.2% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $4.7 million, or 2.3%, increase in property operating expenses, primarily due to an increase in utilities and real estate taxes, partially offset by a decrease in insurance costs. During the year ended December 31, 2014, as compared to 2013, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.5 million or 0.5%.
Our Conventional Redevelopment proportionate property net operating income increased by $11.6 million during the year ended December 31, 2014, as compared to 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From December 31, 2013 to December 31, 2014, we placed an additional 632, 308 and 72 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin redevelopment communities, respectively.
Our Conventional Acquisition proportionate property net operating income increased by $3.7 million during the year ended December 31, 2014, as compared to 2013, due to apartment communities we acquired in 2014 and the latter part of 2013.
Our Other Conventional proportionate property net operating income increased by $1.0 million, or 4.6%, during the year ended December 31, 2014, as compared to 2013, primarily due to recovery of previously recognized bad debts related to one of our apartment communities in New York City.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store apartment community definition because they have not maintained a stabilized level of occupancy, often due to a casualty event, we do not manage them, or they are not subject to tax credit agreements.
At December 31, 2015, as defined by our segment performance metrics, our affordable portfolio consisted of 45 Affordable Same Store apartment communities with 7,311 apartment homes and two Other Affordable apartment communities with 595 apartment homes.
From December 31, 2014, to December 31, 2015, on a net basis, our Affordable Same Store portfolio increased by one apartment community with 200 apartment homes that was reclassified to our Affordable Same Store portfolio upon maintaining a stabilized level of occupancy following a casualty event.

Our affordable results for the years ended December 31, 2015 and 2014, presented below are based on the apartment community populations at December 31, 2015.

	Year Ended December 31,
(in thousands)	2015	2014	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$88,376	$86,441	$1,935	2.2%
Other Affordable	8,173	8,060	113	1.4%
Total	96,549	94,501	2,048	2.2%
Property operating expenses:
Affordable Same Store	35,063	35,089	(26)	(0.1)%
Other Affordable	3,421	3,318	103	3.1%
Total	38,484	38,407	77	0.2%
Property net operating income:
Affordable Same Store	53,313	51,352	1,961	3.8%
Other Affordable	4,752	4,742	10	0.2%
Total	$58,065	$56,094	$1,971	3.5%
For the year ended December 31, 2015, as compared to 2014, our affordable segment’s proportionate property net operating income increased $2.0 million, or 3.5%. The increase was attributable to a $2.0 million increase in rental income driven primarily by higher rental rates of $22 per month on apartment homes.
At December 31, 2014, our affordable portfolio consisted of 44 Affordable Same Store apartment communities with 7,111 apartment homes and three Other Affordable apartment communities and 795 apartment homes.
Our affordable results for the years ended December 31, 2014 and 2013 presented below are based on the apartment community populations at December 31, 2014 (excluding amounts related to apartment communities sold or classified as held for sale during 2015).

	Year Ended December 31,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$84,816	$83,332	$1,484	1.8%
Other Affordable	9,685	9,701	(16)	(0.2)%
Total	94,501	93,033	1,468	1.6%
Property operating expenses:
Affordable Same Store	34,182	33,176	1,006	3.0%
Other Affordable	4,225	4,257	(32)	(0.8)%
Total	38,407	37,433	974	2.6%
Property net operating income:
Affordable Same Store	50,634	50,156	478	1.0%
Other Affordable	5,460	5,444	16	0.3%
Total	$56,094	$55,600	$494	0.9%
For the year ended December 31, 2014, as compared to 2013, the proportionate property net operating income of our affordable apartment communities increased $0.5 million, or 0.9%. The increase in proportionate property net operating income was primarily attributable to an increase in rental income driven by higher rental rates, partially offset by an increase in utilities expense.
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 15 to the consolidated financial statements in Item 8). We also exclude the results of apartment communities sold and classified as held for sale from our conventional or affordable segments for purposes of evaluating segment performance.

For the years ended December 31, 2015, 2014 and 2013, property management expenses, which include offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $24.7 million, $25.3 million and $30.7 million, respectively. The decrease in property management expenses in these periods was primarily due to reductions in personnel and related costs based on the reduction in the number of apartment communities we own and manage.
For the years ended December 31, 2015, 2014 and 2013, casualty losses totaled $8.3 million, $11.8 million and $6.7 million, respectively. Casualty losses during the year ended December 31, 2015, included losses resulting from property damage and snow removal costs associated with the severe snow storms in the Northeast. Casualty losses during the year ended December 31, 2014, included losses from the severe weather associated with the 2014 “Polar Vortex,” which affected many of our apartment communities in the Northeast and Midwest, as well damage to one of our apartment communities resulting from a severe hail storm.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits and benefits associated with these partnerships to their partners.
For the year ended December 31, 2015, as compared to the year ended December 31, 2014, tax credit and asset management revenues decreased $7.2 million. This decrease was attributable to a decrease in amortization of deferred tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2014 and 2015, and a decrease in disposition and other transactional fees earned in 2015 as compared to 2014.
For the year ended December 31, 2014, as compared to the year ended December 31, 2013, tax credit and asset management revenues decreased $3.3 million. This decrease was attributable to a decrease in amortization of tax credit income, and a decrease in disposition and other transactional fees earned in 2014, as compared to 2013.
Certain of the apartment communities within our tax credit partnerships have delivered substantially all of the tax credits, or are anticipated to deliver substantially all of the tax credits during 2016. As the tax credit delivery and compliance periods for these apartment communities expire, amortization of deferred income associated with the delivery of tax credits and benefits decreases. We expect amortization of deferred tax credit income to decrease from $24.1 million in the year ended December 31, 2015, to approximately $19 million for the year ending December 31, 2016.
Investment Management Expenses
For the year ended December 31, 2015, compared to the year ended December 31, 2014, investment management expenses decreased $1.5 million primarily due to decreases in acquisition and other costs, partially offset by an increase in personnel and related costs.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, investment management expenses increased $3.0 million primarily due to increases in acquisition and other costs, partially offset by a decrease in personnel and related costs.
Depreciation and Amortization
During the years ended December 31, 2015, 2014 and 2013, depreciation and amortization totaled $306.3 million, $282.6 million and $291.9 million, respectively. The $23.7 million increase from 2014 to 2015 was primarily due to assets placed into service as we completed apartment homes in our redevelopment projects, and assets we acquired in 2014 and 2015, partially offset by decreases associated with apartment communities sold. The $9.3 million decrease from 2013 to 2014 was primarily due to assets that became fully depreciated and apartment community sales, partially offset by an increase associated with our redevelopment apartment communities as completed apartment homes were placed into service.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, during the year ended December 31, 2014, we recognized a $1.8 million provision for real estate impairment loss related to an asset that was sold during the year ended December 31, 2014. The impairment loss was driven by inclusion of estimated costs to sell, inclusive of a debt prepayment penalty, in the impairment calculation when the property became held for sale.

General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional apartment communities by acquiring the noncontrolling interests in these partnerships, which allowed us to reduce overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions have allowed us to reduce our offsite costs, which consist of general and administrative expenses as well as property management and investment management expenses, by $23.4 million, or 24%, over the last three years.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, general and administrative expenses decreased $0.9 million, or 2.1%, primarily due to reductions in personnel and related costs, partially offset by an increase in administrative costs, including travel and consulting costs.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, general and administrative expenses decreased $1.6 million, or 3.5%, primarily due to reductions in personnel and related costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, costs associated with our risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, other expenses, net decreased by $2.2 million. The decrease was primarily due to lower legal and other costs as well as the favorable resolution of certain legal matters in 2015, partially offset by higher environmental costs associated with an apartment community we no longer own.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, other expenses, net increased by $5.1 million. The net increase was primarily due to an increase in legal and other costs and due to certain nonrecurring recoveries recognized during 2013.
Interest Income
Interest income consists primarily of interest on notes receivable, accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities of a securitization that holds certain of our property debt, which investments are classified within other assets in our consolidated balance sheets.
For the year ended December 31, 2015, as compared to the year ended December 31, 2014, interest income increased by less than $0.1 million.
For the year ended December 31, 2014, as compared to the year ended December 31, 2013, interest income decreased by $11.1 million. Interest income decreased by $4.5 million due to accretion income recognized in 2013 related to an apartment community sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. Interest income also decreased by $4.7 million due to interest on certain property loans we purchased in 2013 and held for approximately six months prior to their repayment.
Interest Expense
For the year ended December 31, 2015, compared to the year ended December 31, 2014, interest expense, which includes the amortization of deferred financing costs and prepayment penalties incurred on debt refinancings, decreased by $21.3 million, or 9.6%. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities, decreases in property debt resulting from apartment community dispositions and higher prepayment penalties incurred in 2014. These decreases in interest expense were partially offset by increases related to our acquisition of apartment communities and on three of our redevelopment projects which reached completion of construction and therefore ceased capitalization of related interest expense.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, interest expense decreased by $16.1 million, or 6.8%. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities and from sales, partially offset by an increase in interest expense on three of our redevelopment projects nearing or reaching completion and an increase in corporate interest due to higher average borrowings.

Other, Net
Other, net includes gains or losses on disposition of interests in unconsolidated real estate partnerships, our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the consolidated financial statements in Item 8.
During the years ended December 31, 2015, 2014 and 2013, other, net primarily consisted of $0.2 million of net income, $0.8 million of net losses, and $1.8 million of net income, respectively, related to our legacy asset management business. After income taxes and noncontrolling interest allocations, our share of the net losses and income of the legacy asset management business totaled $3.6 million of net income, $1.2 million of net losses and $22.5 million of net income for the years ended December 31, 2015, 2014 and 2013, respectively (see Note 3 to the consolidated financial statements in Item 8).
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities (before gains on dispositions) are included in income tax benefit in our consolidated statements of operations.
Prior to December 15, 2014, the interests in our tax credit business were owned through TRS entities. On December 15, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes. The Federal tax liabilities resulting from the sale were substantially offset through the utilization of net operating loss carry forwards and historic and other tax credits. In accordance with GAAP applicable to income tax accounting for intercompany transactions, net tax expense associated with the sale, totaling approximately $3.5 million, has been deferred within our consolidated balance sheet, and is being recognized in earnings as the assets of the tax credit business affect our GAAP income or loss, through depreciation, impairment losses, or sales to third party entities. Subsequent to the sale of the tax credit business, the income resulting from interests held in the tax credit business will not result in Federal income tax liability to the Aimco Operating Partnership.
For the year ended December 31, 2015, compared to the year ended December 31, 2014, income tax benefit increased by $7.5 million, from $20.0 million to $27.5 million, primarily due to the taxable income generated by our tax credit business prior to the intercompany sale of this business in late 2014 to the Aimco Operating Partnership, and an increase in historic tax credits.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, income tax benefit increased by $18.1 million, from $2.0 million to $20.0 million, primarily due to a $7.6 million increase in the tax benefit associated with historic tax credits earned from the redevelopment of our Lincoln Place apartment community as well as an increase in taxable losses recognized by our TRS entities.
Income from Discontinued Operations, Net
Effective January 1, 2014, we adopted ASU 2014-08, which generally eliminates the requirement that we classify within discontinued operations the results of operations and any gain or loss on sale related to apartment communities sold or classified as held for sale commencing in 2014. Based on the prospective application of the new accounting standard, the net earnings for any consolidated apartment communities sold through December 31, 2013, are included within income from discontinued operations. The components of net earnings that were classified as discontinued operations included all property-related revenues and operating expenses, depreciation expense recognized prior to the sale, property-specific interest expense and debt extinguishment gains and losses to the extent there was debt on the apartment community. In addition, any impairment losses on assets sold or held for sale and the net gain or loss on the disposal of apartment communities held for sale are reported in discontinued operations for the year ended December 31, 2013.
For the year ended December 31, 2013, income from discontinued operations totaled $203.2 million. During the year ended December 31, 2013, we sold 29 consolidated apartment communities for an aggregate sales price of $515.8 million, resulting in net proceeds of $233.1 million and a net gain of approximately $200.6 million (which is net of $11.8 million of related income taxes).

Gain on Dispositions of Real Estate, Net of Tax
As discussed above, commencing in 2014, the results of operations (both for current and prior periods) and gain or loss on sale for apartment communities sold or classified as held are generally no longer required to be classified within income from discontinued operations. During the year ended December 31, 2015, we sold 11 consolidated apartment communities for an aggregate sale price of $404.3 million, resulting in net proceeds of $229.4 million, and a net gain of $180.6 million (which is net of $1.8 million of related income taxes). During the year ended December 31, 2014, we sold 30 consolidated apartment communities for an aggregate sales price of $735.6 million, resulting in net proceeds of $456.6 million and a net gain of approximately $288.6 million (which is net of $36.1 million of related income taxes).
NOI capitalization rate and Free Cash Flow capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales, and are defined and further described under the Non-GAAP Performance and Liquidity Measures heading. The NOI and Free Cash Flow capitalization rates for our conventional and affordable apartment community sales during the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
NOI capitalization rate:
Conventional	6.1%	6.8%	7.6%
Affordable	3.8%	6.3%	5.8%
Free Cash Flow capitalization rate:
Conventional	4.9%	5.3%	5.8%
Affordable	2.7%	5.3%	4.8%
The apartment communities sold during 2015, 2014 and 2013 were primarily outside of our target markets or in less desirable locations within our target markets and had average revenues per apartment home significantly below those of our retained portfolio. Accordingly, the NOI and Free Cash Flow capitalization rates for these properties may not be indicative of those of our retained portfolio.
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
For the years ended December 31, 2015 and 2014, we allocated net income of $4.8 million and $24.6 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $19.8 million. The amounts of net income allocated to noncontrolling interests decreased primarily due to a decrease in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships, as well as a decrease in the amount of income allocated to noncontrolling interests due to deferred asset management fees recognized by the legacy asset management business during the year ended December 31, 2015.
For the years ended December 31, 2014 and 2013, we allocated net income of $24.6 million and $12.5 million, respectively, to noncontrolling interests in consolidated real estate partnerships, an increase of $12.1 million. Income allocable to noncontrolling interests in the legacy asset management business increased by $19.5 million, primarily due to the sales of interests in or dissolution of partnerships (see Note 3 to the consolidated financial statements in Item 8). The amounts of net income allocated to noncontrolling interests in other Aimco apartment communities decreased by $7.4 million, primarily due to a reduction in the amount of allocatable gains.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. The amount of the Aimco Operating Partnership’s income allocated to holders of preferred OP Units is equal to the amount of distributions they receive, which totaled $6.9 million, $6.5 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period.
For the years ended December 31, 2015, 2014 and 2013, income allocated to common noncontrolling interests in the Aimco Operating Partnership were $11.6 million and $15.8 million and $11.6 million, respectively.

Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $3.8 million and $4.3 million, respectively, during the year ended December 31, 2015, as compared to the year ended December 31, 2014. These increases were primarily due to the issuance during May 2014 of $125.0 million of preferred securities with a 6.875% dividend/distribution rate, and were also partly attributable to the write-off of previously deferred issuance costs in connection with our March 2015 redemption of preferred securities.
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $5.1 million and $5.2 million, respectively, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the May 2014 issuance of preferred securities discussed above. See Notes 9 and 10 to the consolidated financial statements in Item 8 for further discussion of our preferred securities.
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
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through property upgrades and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired time frame. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next 12 months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use begin. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge costs including ordinary repairs, maintenance and resident turnover costs to property operating expense, as incurred. Refer to the discussion of investing activities within the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.
Non-GAAP Performance and Liquidity Measures
Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this annual report, reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP are provided.

Economic Income represents the annual change in Net Asset Value per share plus cash dividends per share. Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity.
Funds from Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are non-GAAP financial measures, which are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading.
Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, less spending for capital replacements (further discussed under the Liquidity and Capital Resources heading). Free Cash Flow internal rate of return represents the rate of return generated from an apartment community’s Free Cash Flow and the proceeds from its eventual sale.
Free Cash Flow capitalization rate and NOI capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. For purposes of calculating such capitalization rates for apartment community sales, Free Cash Flow capitalization rate represents an apartment community’s trailing twelve month NOI prior to sale, less $1,200 of assumed annual capital replacement spending, divided by gross proceeds, and NOI capitalization rate represents an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds.
Same store property operating results and proportionate property net operating income are defined and further described under the preceding Results of Operations – Real Estate Operations heading. Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.
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
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is used to help determine the amounts of our dividend payments.
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

For the years ended December 31, 2015, 2014 and 2013, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2015	2014	2013
Net income attributable to Aimco common stockholders (1)	$235,966	$300,220	$203,673
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	298,880	275,175	282,235
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(10,269)	(9,627)	(11,273)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(173,694)	(265,358)	(19,321)
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	655	2,197	—
Discontinued operations:
Gain on dispositions and depreciation of rental property, net of noncontrolling partners’ interest	—	—	(152,567)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	(5,548)	(777)	(5,346)
Amounts allocable to participating securities	(473)	(5)	(377)
FFO attributable to Aimco common stockholders – diluted	$345,517	$301,825	$297,024
Preferred equity redemption related amounts	658	—	—
Pro forma FFO attributable to Aimco common stockholders – diluted	$346,175	$301,825	$297,024
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(53,925)	(56,051)	(75,067)
AFFO attributable to Aimco common stockholders – diluted	$292,250	$245,774	$221,957

Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (3)	155,570	146,002	145,532

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 13 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2015, 2014 and 2013, the Aimco Operating Partnership had outstanding 7,656,626, 7,723,822 and 7,965,431 common OP Units and equivalents.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the year ended December 31, 2015 as compared to the 2014, Pro forma FFO increased 8% (on a diluted per share basis) primarily as a result of improved property operating results and increased contribution from redevelopment and acquisition communities, offset by the loss of income from apartment communities that were sold. For the same period, AFFO increased 12% (on a diluted per share basis), as a result of the Pro forma FFO growth as well as a decrease in Capital Replacements spending as a percentage of net operating income. As we concentrate our investment capital in higher quality, higher price-point apartment communities, our free cash flow margins are increasing and contributing to higher AFFO. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
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
Leverage Ratios
As discussed under the Balance Sheet and Liquidity heading, as part of our leverage strategy, we target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest and Preferred Dividends to be greater than 2.5x. We believe these ratios are important measures as they are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and represents our share of the debt obligations recognized in our consolidated financial statements, as well as our share of the debt obligations of our unconsolidated partnerships, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships, and also by our investment in the subordinate tranches of a securitization that holds certain of our property debt (essentially, our investment in our own non-recourse property loans). In our Proportionate Debt computation, we reduce our recorded debt obligations by the amounts of cash and restricted cash on-hand (such restricted cash amounts being primarily restricted under the terms of our property debt agreements), assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt obligations by the value of our investment in a securitization that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust. We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.
Preferred Equity, as used in our leverage ratios, represents the redemption amounts for Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Preferred Equity, although perpetual in nature, is another component of our overall leverage.
Adjusted EBITDA is a non-GAAP performance measure. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis, before the effects of taxes, depreciation and amortization, gains or losses on sales of and impairment losses related to real estate, and various other items described below. The items excluded from Adjusted EBITDA are generally non-cash items included in net income computed in accordance with GAAP that do not affect our ability to service our debt obligations or preferred equity requirements.
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

•
the interest income we earn on our investment in the subordinate tranches of a securitization that holds certain of our property debt, as this income is being generated indirectly from our payments of principal and interest associated with the property debt held by the trust and such amounts will ultimately repay our investment in the trust; and

•
EBITDA amounts related to our legacy asset management business, including the debt obligations and associated interest expense for the legacy asset management business, as we are not responsible for the operation of this portfolio and associated interest payments are not funded from our operations.

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

Adjusted Interest, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest is set forth in the table below. We exclude from our calculation of Adjusted Interest:

•	debt prepayment penalties, which are items that, from time to time, affect our operating results, but are not representative of our scheduled interest obligations;

•	the amortization of deferred financing costs, as these amounts have already been expended in previous periods and are not representative of our current or prospective debt service requirements; and

•
the income we receive on our investment in the securitization that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

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
For the years ended December 31, 2015 and 2014, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	December 31,
	2015	2014
Total indebtedness	$3,873,160	$4,135,139
Adjustments:
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(139,295)	(117,827)
Cash and restricted cash	(137,745)	(120,416)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	2,893	2,103
Securitization investment and other	(65,449)	(66,074)
Proportionate Debt	$3,533,564	$3,832,925

Preferred stock	$159,126	$186,126
Preferred OP Units	87,926	87,937
Preferred Equity	247,052	274,063
Proportionate Debt plus Preferred Equity	$3,780,616	$4,106,988

	Year Ended December 31,
	2015	2014
Net income attributable to Aimco Common Stockholders	$235,966	$300,220
Adjustments:
Interest expense, net of noncontrolling interest	195,934	216,882
Income tax benefit	(29,549)	(20,026)
Depreciation and amortization, net of noncontrolling interest	298,880	275,175
Gains on disposition and other, net of income taxes and noncontrolling partners' interests	(173,694)	(265,358)
Interest income received on securitization investment	(6,092)	(5,697)
Other items, net	32,631	36,075
Adjusted EBITDA	$554,076	$537,271

	Year Ended December 31,
	2015	2014
Interest expense	$199,685	$220,971
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(5,262)	(6,064)
Debt prepayment penalties and other non-interest items	(6,068)	(9,231)
Amortization of deferred loan costs	(4,227)	(3,674)
Interest income received on securitization investment	(6,092)	(5,697)
Adjusted Interest	$178,036	$196,305

Preferred stock dividends	$11,794	$7,947
Preferred stock redemption related amounts	(695)	—
Preferred OP Unit distributions	6,943	6,497
Preferred Dividends	18,042	14,444
Adjusted Interest and Preferred Dividends	$196,078	$210,749

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
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities, including redevelopment, development and other capital spending. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings, primarily non-recourse, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations.
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
At December 31, 2015, approximately 93% of our leverage consisted of property-level, non-recourse, long-dated debt, 1% consisted of borrowings under our revolving credit agreement and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.1 years, with 6.7% of our unpaid principal balances maturing during 2016 and, on average, 9.0% of our unpaid principal balances maturing each year from 2017 through 2019. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which rate varies based on our leverage (initially either at LIBOR, plus 1.35%, or, at our option, Prime plus 0.35%). At December 31, 2015, we had $27.0 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $536.6 million, net of the outstanding borrowings and $36.4 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 1.59% at December 31, 2015.
Under the Credit Agreement, we have agreed to maintain Debt Service and Fixed Charge Coverage ratios of 1.50x and 1.40x, respectively, as well as other covenants customary for similar revolving credit arrangements. For the year ended December 31, 2015, our Debt Service and Fixed Charge Coverage ratios were 2.01x and 1.89x, respectively, compared to ratios of 1.82x and 1.73x, respectively, for the year ended December 31, 2014. We expect to remain in compliance with these covenants during the next 12 months.
At December 31, 2015, we had $50.8 million in cash and cash equivalents and $87.0 million of restricted cash, an increase of $21.8 million and a decrease of $4.5 million, respectively, from December 31, 2014. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to resident security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2015, our net cash provided by operating activities of $359.9 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the year ended December 31, 2015, increased by $38.5 million as compared to the year ended December 31, 2014, primarily due to an increase in the net operating income of apartment communities in our retained portfolio, primarily due to improved operating results as well as increased contribution from redevelopment apartment communities, and a decrease in cash paid for interest, partially offset by a decrease in the net operating income of apartment communities we sold during 2015 and 2014.
Investing Activities
For the year ended December 31, 2015, our net cash used in investing activities of $170.9 million consisted primarily of capital expenditures and purchases of real estate, partially offset by proceeds from dispositions of real estate. Capital expenditures totaled $367.2 million, $367.3 million and $350.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.
We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition;

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

•	development additions, which represent construction and related capitalized costs associated with our ground-up development projects; and

•	casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a hurricane, tornado or flood.
We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. Note that we deduct capital replacements from Pro-forma FFO to calculate AFFO, which we use to help determine the amounts of our dividend payments.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flow for the years ended December 31, 2015, 2014 and 2013, are presented below (dollars in thousands):

	2015	2014	2013
Capital replacements	$49,432	$48,791	$62,536
Capital improvements	21,988	25,029	55,259
Property upgrades	49,433	49,287	32,709
Redevelopment additions	117,820	181,951	178,287
Development additions	115,638	46,928	15,898
Casualty replacements	7,004	5,800	6,650
Total capital additions	361,315	357,786	351,339
Plus: additions related to apartment communities sold or held for sale	1,633	9,668	24,699
Consolidated capital additions	362,948	367,454	376,038
Plus: net change in accrued capital spending	4,232	(130)	(25,700)
Capital expenditures per consolidated statement of cash flows	$367,180	$367,324	$350,338
For the years ended December 31, 2015, 2014 and 2013, we capitalized $11.7 million, $14.2 million and $17.6 million of interest costs, respectively, and $28.2 million, $29.2 million and $33.2 million of other direct and indirect costs, respectively.
Redevelopment and Development
Information regarding our ongoing redevelopment and development projects at December 31, 2015, are presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment at Completion	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Stabilized Occupancy	Stabilized NOI
Redevelopment
Park Towne Place	948	$97.0	$62.7	Multiple	3Q 2015	1Q 2017	2Q 2018
The Sterling	535	62.5	47.1	Multiple	Multiple	3Q 2016	4Q 2017
Subtotal	1,483	$159.5	$109.8

Development
One Canal	310	$195.0	$162.7	4Q 2013	2Q 2016	3Q 2017	4Q 2018
Total	1,793	$354.5	$272.5

Redevelopment Construction Completed
Lincoln Place	795	$360.0	$359.0	Multiple	Multiple	2Q 2015	3Q 2016
The Preserve at Marin	126	124.0	123.4	4Q 2012	1Q 2014	3Q 2015	4Q 2016
2900 on First Apartments	135	15.2	14.7	1Q 2014	1Q 2014	2Q 2015	3Q 2016
Ocean House on Prospect	53	14.8	14.6	4Q 2014	3Q 2015	4Q 2015	1Q 2017
Subtotal	1,109	$514.0	$511.7

Development Construction Completed
Vivo	91	$45.0	$43.8	n/a	4Q 2015	3Q 2016	4Q 2017
Total Completed 2015	1,200	$559.0	$555.5
Stabilized Occupancy represents the period in which we expect the apartment communities being developed or redeveloped to achieve targeted physical occupancy, generally greater than 90%. Stabilized NOI represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after Stabilized Occupancy.

During the year ended December 31, 2015, we invested $117.8 million in our redevelopment projects, and we completed construction at four redevelopment projects. Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California, were completed in the first quarter and, as of December 31, 2015, were 96% and 94% occupied, respectively. 2900 on First in Seattle, Washington, was completed during the second quarter and, as of December 31, 2015, was 90% occupied. Ocean House on Prospect, in La Jolla, California, was completed in the fourth quarter and, as of December 31, 2015, was 94% occupied.
Redevelopment of Park Towne Place includes significant renovation of existing commercial space, upgrading common areas and amenities, and the phased redevelopment of apartment homes. The first phase included redevelopment of the commercial space, common areas and amenities, and the apartment homes in the South Tower, one of the four residential towers that comprise the community. The estimated net investment for this first phase of redevelopment of $60 million, reflects a gross investment of $71 million, reduced by $11 million of historic tax credits. At the end of the year, 85% of the 229 apartment homes in the South Tower had been redeveloped and rent achievement to date is in excess of Aimco’s underwriting. Redevelopment of the remaining apartment homes in the South Tower, along with the common areas and amenities have since been substantially completed. Redevelopment of the 245 apartment home East Tower, approved in the third quarter 2015, is underway. This phase represents a net investment of $37 million, reflecting an estimated gross investment of $45.5 million reduced by approximately $8.5 million of historic tax credits. In total, 474 apartment homes at Park Towne Place have been approved for redevelopment. As of the end of January 2016, we had leased 83% of the apartment homes in the South Tower and signed leases for 55% of the 12,560 square feet of commercial space in the community, at rents above underwriting.
Redevelopment of The Sterling includes significant renovation of existing retail space, upgrading common areas, and the phased redevelopment of apartment homes. Renovation of the common areas and retail space was completed in second quarter 2015, at a cost consistent with underwriting. Based on the success of the lease-up pace and pricing of the apartment homes that have been completed, Aimco approved the redevelopment of an additional five floors, containing 130 apartment homes. The estimated net investment for the additional apartment homes is $13 million. At the end of fourth quarter, 58% of the 409 apartment homes approved for redevelopment were complete, at a cost consistent with underwriting and as of the end of January 2016, we had leased 97% of the completed apartment homes, with rents above underwriting and had signed leases for 84% of the 19,845 square feet of retail space at rents above underwriting.
During the year ended December 31, 2015, we invested $115.6 million in our development projects. This included an investment of $99.7 million in the development of One Canal in the historic Bulfinch Triangle neighborhood of Boston’s West End. One Canal will include 310 apartment homes and 22,000 square feet of commercial space. During the three months ended December 31, 2015, we approved a $5.0 million increase in scope, comprised of additional tenant improvements, enhanced penthouse units, improved kitchen layouts and common area enhancements. The additional tenant improvements are based on the execution of a 15-year lease for all of the commercial space. This lease commences in Spring 2016, approximately three and a half years earlier than contemplated in the project underwriting. We anticipate the completion of construction in April, with the commencement of leasing shortly thereafter. Our investment in One Canal has been and will be funded in part by a $114.0 million non-recourse property loan, of which $27.8 million was available to draw at December 31, 2015.
Our development spending during the year ended December 31, 2015, also included $15.9 million at Vivo, the eight-story, 91-apartment home near Kendall Square in Cambridge, Massachusetts, under construction at the time we acquired it during the second quarter of 2015. Vivo is located two blocks from Axiom Apartment Homes, which we also acquired during the second quarter of 2015, and is contiguous to a large life science complex now under construction, the completion of which is planned for late spring or early summer 2016. At closing, we paid $27.9 million and agreed to fund the remaining construction costs. We expect a total investment of $45.0 million in this community, of which $43.8 million has been invested through December 31, 2015. Construction was completed during the third quarter, in line with plan. Leasing activity during the fourth quarter was in-line with underwriting. Amenity finishes, including completion of a fitness center and finishes to an outdoor rooftop terrace, are scheduled to be completed in the summer of 2016.
We expect our total redevelopment and development spending to range from $180 million to $220 million for the year ending December 31, 2016.
Financing Activities
For the year ended December 31, 2015, our net cash used in financing activities of $167.2 million was primarily attributed to principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by proceeds from our issuance of common securities and proceeds from property loans.

Principal payments on property loans during the year totaled $514.3 million, and included $79.8 million of scheduled principal amortization, $166.0 million related to the expansion of our unencumbered asset pool, and the remainder primarily related to debt payoffs in connection with dispositions. We like the discipline of financing our investments in real estate through the use of amortizing, fixed-rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $252.6 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the year ended December 31, 2015 (dollars in thousands):

2015
Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$43,757
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	18,042
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	190,783
Total cash distributions paid by the Aimco Operating Partnership	$252,582

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$43,757
Cash distributions paid by Aimco to holders of common OP Units	13,644
Cash dividends paid by Aimco to preferred stockholders	11,099
Cash dividends paid by Aimco to common stockholders	184,082
Total cash dividends and distributions paid by Aimco	$252,582

(1)	$11.1 million represented distributions to Aimco, and $6.9 million represented distributions paid to holders of OP Units.

(2)	$184.1 million represented distributions to Aimco, and $6.7 million represented distributions paid to holders of OP Units.

Pursuant to an At-The-Market offering program active at December 31, 2015, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of partnership common units equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During January 2015, Aimco completed a public offering resulting in the sale of 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, generating net proceeds of approximately $366.6 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2015 (in thousands):

	Total	Less than One Year	2-3 Years	4-5 Years	More than Five Years
Long-term debt (1)	$3,846,160	$325,973	$682,639	$952,213	$1,885,335
Interest related to long-term debt (2)	1,082,198	190,390	320,217	219,171	352,420
Office space lease obligations	6,863	3,061	3,423	379	—
Ground lease obligations (3)	72,987	795	1,890	2,426	67,876
Construction obligations (4)	110,000	100,286	9,714	—	—
Total	$5,118,208	$620,505	$1,017,883	$1,174,189	$2,305,631

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt.

(2)
Includes interest related to both fixed rate and variable rate debt. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2015. Refer to Note 5 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)	These ground leases mature in years ranging from 2037 to 2084.

(4)
Represents estimated obligations pursuant to construction contracts related to our development, redevelopment and other capital projects. Refer to Note 7 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2015, we had $159.8 million (liquidation value) of perpetual preferred stock outstanding with a weighted average annual dividend yield of 6.9% and $87.9 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.9% to 8.8%. The dividends and distributions that accrue on the perpetual preferred stock and redeemable preferred OP Units are cumulative. As of December 31, 2015, we had no accrued dividends or distributions related to these securities.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment and development projects, and other capital spending principally with proceeds from apartment community sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing and operating cash flows. Our near-term business plan does not contemplate the issuance of equity.
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
As of December 31, 2015, on a consolidated basis, we had approximately $111.9 million of variable-rate indebtedness outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $0.9 million, on an annual basis.
At December 31, 2015, we had approximately $137.7 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
We estimate the fair value for our debt instruments as described in Note 6 to the consolidated financial statements in Item 8. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.0 billion at December 31, 2015. The combined carrying value of our consolidated debt was $3.9 billion at December 31, 2015. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.0 billion to $3.9 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.0 billion to $4.1 billion.
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
Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2015, Aimco’s internal control over financial reporting is effective.
Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Apartment Investment and Management Company
We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 26, 2016

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
Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2015, the Aimco Operating Partnership’s internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Partners of
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 26, 2016

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Audit Committee” and “Corporate Governance Matters - Audit Committee Financial Expert” in the proxy statement for Aimco’s 2016 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at Fiscal Year End 2015,” “Option Exercises and Stock Vested in 2015,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2016 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2016 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 25, 2016, Aimco, through its consolidated subsidiaries, held 95.2% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2016 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2016 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 15, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Senior Secured Credit Agreement, dated as of December 13, 2011, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 13, 2011, is incorporated herein by this reference)

10.11
First Amendment to Senior Secured Credit Agreement, dated as of April 5, 2013, by and among Aimco, the Aimco Partnership, AIMCO/Bethesda Holdings, Inc., Keybank National Association, as Agent for itself and the other lenders from time to time a party to the Senior Secured Credit Agreement (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is incorporated herein by this reference)

10.12
Second Amendment to Credit Agreement and Joinder to Guaranty, dated as of September 30, 2013, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 30, 2013, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Employment Contract executed on December 29, 2008, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.16
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.17
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.18
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.19
2007 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007 is incorporated herein by this reference)*

10.20	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.21	Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.22	2007 Employee Stock Purchase Plan (Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007, is incorporated herein by this reference)*
10.23
2015 Stock Award and Incentive Plan (Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 13, 2015, is incorporated herein by this reference)*

10.24	Form of Performance Restricted Stock Agreement (2015 Stock Award and Incentive Plan)
10.25	Form of Restricted Stock Agreement (2015 Stock Award and Incentive Plan)
10.26	Form of Non-Qualified Stock Option Agreement ( 2015 Stock Award and Incentive Plan)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Aimco
23.2	Consent of Independent Registered Public Accounting Firm - Aimco Operating Partnership
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3).

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 26, 2016

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By:AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 26, 2016
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 26, 2016
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ ANDREW HIGDON	Senior Vice President and	February 26, 2016
Andrew Higdon	Chief Accounting Officer (principal accounting officer)

/s/ JAMES N. BAILEY	Director	February 26, 2016
James N. Bailey

/s/ THOMAS L. KELTNER	Director	February 26, 2016
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 26, 2016
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 26, 2016
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 26, 2016
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 26, 2016
Michael A. Stein

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting of discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2016

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(In thousands, except share data)

	2015	2014
ASSETS
Buildings and improvements	$6,446,326	$6,259,318
Land	1,861,157	1,885,640
Total real estate	8,307,483	8,144,958
Accumulated depreciation	(2,778,022)	(2,672,179)
Net real estate ($335,129 and $360,160 related to VIEs)	5,529,461	5,472,779
Cash and cash equivalents ($18,852 and $17,108 related to VIEs)	50,789	28,971
Restricted cash ($33,835 and $36,196 related to VIEs)	86,956	91,445
Other assets ($168,519 and $182,108 related to VIEs)	473,918	476,727
Assets held for sale	3,070	27,106
Total assets	$6,144,194	$6,097,028
LIABILITIES AND EQUITY
Non-recourse property debt ($325,203 and $336,471 related to VIEs)	$3,846,160	$4,022,809
Revolving credit facility borrowings	27,000	112,330
Total indebtedness	3,873,160	4,135,139
Accounts payable	36,123	41,919
Accrued liabilities and other ($173,689 and $135,644 related to VIEs)	318,975	279,077
Deferred income	64,052	81,882
Liabilities related to assets held for sale	53	28,969
Total liabilities	4,292,363	4,566,986
Preferred noncontrolling interests in Aimco Operating Partnership	87,926	87,937
Commitments and contingencies (Note 7)
Equity:
Perpetual Preferred Stock (Note 9)	159,126	186,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,326,416 and 146,403,274 shares issued/outstanding at December 31, 2015 and 2014, respectively	1,563	1,464
Additional paid-in capital	4,064,659	3,696,143
Accumulated other comprehensive loss	(6,040)	(6,456)
Distributions in excess of earnings	(2,596,917)	(2,649,542)
Total Aimco equity	1,622,391	1,227,735
Noncontrolling interests in consolidated real estate partnerships	151,365	233,296
Common noncontrolling interests in Aimco Operating Partnership	(9,851)	(18,926)
Total equity	1,763,905	1,442,105
Total liabilities and equity	$6,144,194	$6,097,028
See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
REVENUES:
Rental and other property revenues	$956,954	$952,831	$939,231
Tax credit and asset management revenues	24,356	31,532	34,822
Total revenues	981,310	984,363	974,053
OPERATING EXPENSES:
Property operating expenses	359,393	373,654	375,710
Investment management expenses	5,855	7,310	4,341
Depreciation and amortization	306,301	282,608	291,910
Provision for real estate impairment losses	—	1,820	—
General and administrative expenses	43,178	44,092	45,670
Other expenses, net	10,368	12,529	7,403
Total operating expenses	725,095	722,013	725,034
Operating income	256,215	262,350	249,019
Interest income	6,949	6,878	17,943
Interest expense	(199,685)	(220,971)	(237,048)
Other, net	387	(829)	2,723
Income before income taxes and discontinued operations	63,866	47,428	32,637
Income tax benefit	27,524	20,047	1,959
Income from continuing operations	91,390	67,475	34,596
Income from discontinued operations, net of tax (Note 12)	—	—	203,229
Gain on dispositions of real estate, net of tax (Note 12)	180,593	288,636	—
Net income	271,983	356,111	237,825
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(4,776)	(24,595)	(12,473)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(6,943)	(6,497)	(6,423)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(11,554)	(15,770)	(11,639)
Net income attributable to noncontrolling interests	(23,273)	(46,862)	(30,535)
Net income attributable to Aimco	248,710	309,249	207,290
Net income attributable to Aimco preferred stockholders	(11,794)	(7,947)	(2,804)
Net income attributable to participating securities	(950)	(1,082)	(813)
Net income attributable to Aimco common stockholders	$235,966	$300,220	$203,673
Earnings attributable to Aimco per common share – basic and diluted:
Income from continuing operations	$1.52	$2.06	$0.29
Income from discontinued operations	—	—	1.11
Net income	$1.52	$2.06	$1.40
Weighted average common shares outstanding – basic	155,177	145,639	145,291
Weighted average common shares outstanding – diluted	155,570	146,002	145,532

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$271,983	$356,111	$237,825
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(1,299)	(2,306)	1,734
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,678	1,685	1,678
Unrealized gains (losses) on debt securities classified as available-for-sale	214	(1,192)	(4,188)
Other comprehensive income (loss)	593	(1,813)	(776)
Comprehensive income	272,576	354,298	237,049
Comprehensive income attributable to noncontrolling interests	(23,450)	(46,903)	(30,819)
Comprehensive income attributable to Aimco	$249,126	$307,395	$206,230

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	1,274	$68,114	145,564	$1,456	$3,712,684	$(3,542)	$(2,863,287)	$915,425	$239,469	$1,154,894
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(3,085)	(3,085)
Amortization of share-based compensation cost	—	—	33	—	5,915	—	—	5,915	—	5,915
Exercises of stock options	—	—	44	—	993	—	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,805)	—	—	(19,805)	2,130	(17,675)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,060)	—	(1,060)	284	(776)
Other, net	—	—	276	3	1,552	—	—	1,555	693	2,248
Net income	—	—	—	—	—	—	207,290	207,290	24,112	231,402
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59,946)	(59,946)
Common Stock dividends	—	—	—	—	—	—	(140,052)	(140,052)	—	(140,052)
Preferred Stock dividends	—	—	—	—	—	—	(2,804)	(2,804)	—	(2,804)
Balances at December 31, 2013	1,274	68,114	145,917	1,459	3,701,339	(4,602)	(2,798,853)	967,457	205,287	1,172,744
Issuance of Preferred Stock	5,117	128,012	—	—	(4,460)	—	—	123,552	—	123,552
Repurchase of Preferred Stock	—	(10,000)	—	—	257	—	227	(9,516)	—	(9,516)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(7,756)	(7,756)
Amortization of share-based compensation cost	—	—	33	—	6,139	—	—	6,139	—	6,139
Exercises of stock options	—	—	303	3	765	—	—	768	—	768
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	—	—	—	(8,097)	—	—	(8,097)	8,809	712
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,854)	—	(1,854)	41	(1,813)
Other, net	—	—	150	2	200	—	—	202	(21)	181
Net income	—	—	—	—	—	—	309,249	309,249	40,365	349,614
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43,914)	(43,914)
Common Stock dividends	—	—	—	—	—	—	(151,991)	(151,991)	—	(151,991)
Preferred Stock dividends	—	—	—	—	—	—	(8,174)	(8,174)	—	(8,174)
Balances at December 31, 2014	6,391	186,126	146,403	1,464	3,696,143	(6,456)	(2,649,542)	1,227,735	214,370	1,442,105
Issuance of Common Stock	—	—	9,430	94	366,486	—	—	366,580	—	366,580
Repurchase of Preferred Stock	—	(27,000)	—	—	695	—	(695)	(27,000)	—	(27,000)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(4,181)	(4,181)
Amortization of share-based compensation cost	—	—	27	—	7,096	—	—	7,096	—	7,096
Exercises of stock options	—	—	144	2	265	—	—	267	—	267
Effect of changes in ownership for consolidated entities	—	—	—	—	(6,008)	—	—	(6,008)	4,189	(1,819)
Change in accumulated other comprehensive loss	—	—	—	—	—	416	—	416	177	593
Other, net	—	—	322	3	(18)	—	100	85	—	85
Net income	—	—	—	—	—	—	248,710	248,710	16,330	265,040
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(89,371)	(89,371)
Common Stock dividends	—	—	—	—	—	—	(184,391)	(184,391)	—	(184,391)
Preferred Stock dividends	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Balances at December 31, 2015	6,391	$159,126	156,326	$1,563	$4,064,659	$(6,040)	$(2,596,917)	$1,622,391	$141,514	$1,763,905

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,983	$356,111	$237,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,301	282,608	291,910
Provision for real estate impairment losses	—	1,820	—
Other, net	(387)	829	(2,723)
Gain on dispositions of real estate, net of tax	(180,593)	(288,636)	—
Income tax benefit	(27,524)	(20,047)	(1,959)
Share-based compensation expense	6,640	5,781	5,645
Amortization of deferred loan costs and other	5,186	3,814	4,915
Adjustments to net income from discontinued operations	—	—	(186,068)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	619	9,039	4,592
Accounts payable, accrued liabilities and other	(22,334)	(29,895)	(28,541)
Total adjustments	87,908	(34,687)	87,771
Net cash provided by operating activities	359,891	321,424	325,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(169,447)	(284,041)	(51,291)
Capital expenditures	(367,180)	(367,324)	(350,338)
Proceeds from dispositions of real estate	367,571	640,044	357,314
Purchases of corporate assets	(6,665)	(8,479)	(10,863)
Purchase of property loans	—	—	(119,101)
Proceeds from repayment of property loans and option value	—	—	215,517
Changes in restricted cash	(429)	26,315	3,003
Other investing activities	5,253	7,163	20,951
Net cash (used in) provided by investing activities	(170,897)	13,678	65,192
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	352,602	188,503	232,965
Principal repayments on non-recourse property debt	(514,294)	(513,599)	(472,276)
Net (repayments) borrowings on revolving credit facility	(85,330)	61,930	50,400
Proceeds from issuance of Common Stock	366,580	—	—
Proceeds from issuance of Preferred Stock	—	123,551	—
Redemptions and repurchases of Preferred Stock	(27,000)	(9,516)	—
Proceeds from Common Stock option exercises	—	768	993
Payment of dividends to holders of Preferred Stock	(11,099)	(7,073)	(2,804)
Payment of dividends to holders of Common Stock	(184,082)	(152,002)	(140,052)
Payment of distributions to noncontrolling interests	(57,401)	(49,972)	(63,766)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	(16,775)
Other financing activities	(7,152)	(4,472)	(8,135)
Net cash used in financing activities	(167,176)	(361,882)	(419,450)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,818	(26,780)	(28,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,789	$28,971	$55,751

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$207,087	$231,887	$273,635
Cash paid for income taxes	2,033	1,657	629
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	—	65,200	14,767
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	6,068	58,410	126,663
Non-recourse, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	—	—	8,149
Issuance of preferred OP Units in connection with acquisition of real estate	—	9,117	—
Other non-cash investing and financing transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	—	—	416
Accrued capital expenditures	43,725	45,701	45,571
Accrued dividends on TSR restricted stock (Note 11)	309	—	—

See notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for reporting of discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2016

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(In thousands)

	2015	2014
ASSETS
Buildings and improvements	$6,446,326	$6,259,318
Land	1,861,157	1,885,640
Total real estate	8,307,483	8,144,958
Accumulated depreciation	(2,778,022)	(2,672,179)
Net real estate ($335,129 and $360,160 related to VIEs)	5,529,461	5,472,779
Cash and cash equivalents ($18,852 and $17,108 related to VIEs)	50,789	28,971
Restricted cash ($33,835 and $36,196 related to VIEs)	86,956	91,445
Other assets ($168,519 and $182,108 related to VIEs)	473,918	476,727
Assets held for sale	3,070	27,106
Total assets	$6,144,194	$6,097,028
LIABILITIES AND EQUITY
Non-recourse property debt ($325,203 and $336,471 related to VIEs)	$3,846,160	$4,022,809
Revolving credit facility borrowings	27,000	112,330
Total indebtedness	3,873,160	4,135,139
Accounts payable	36,123	41,919
Accrued liabilities and other ($173,689 and $135,644 related to VIEs)	318,975	279,077
Deferred income	64,052	81,882
Liabilities related to assets held for sale	53	28,969
Total liabilities	4,292,363	4,566,986
Redeemable preferred units	87,926	87,937
Commitments and contingencies (Note 7)
Partners’ Capital:
Preferred units (Note 10)	159,126	186,126
General Partner and Special Limited Partner	1,463,265	1,041,609
Limited Partners	(9,851)	(18,926)
Partners’ capital attributable to the Aimco Operating Partnership	1,612,540	1,208,809
Noncontrolling interests in consolidated real estate partnerships	151,365	233,296
Total partners’ capital	1,763,905	1,442,105
Total liabilities and partners’ capital	$6,144,194	$6,097,028

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2015, 2014 and 2013
(In thousands, except per unit data)

	2015	2014	2013
REVENUES:
Rental and other property revenues	$956,954	$952,831	$939,231
Tax credit and asset management revenues	24,356	31,532	34,822
Total revenues	981,310	984,363	974,053
OPERATING EXPENSES:
Property operating expenses	359,393	373,654	375,710
Investment management expenses	5,855	7,310	4,341
Depreciation and amortization	306,301	282,608	291,910
Provision for real estate impairment losses	—	1,820	—
General and administrative expenses	43,178	44,092	45,670
Other expenses, net	10,368	12,529	7,403
Total operating expenses	725,095	722,013	725,034
Operating income	256,215	262,350	249,019
Interest income	6,949	6,878	17,943
Interest expense	(199,685)	(220,971)	(237,048)
Other, net	387	(829)	2,723
Income before income taxes and discontinued operations	63,866	47,428	32,637
Income tax benefit	27,524	20,047	1,959
Income from continuing operations	91,390	67,475	34,596
Income from discontinued operations, net of tax (Note 12)	—	—	203,229
Gain on dispositions of real estate, net of tax (Note 12)	180,593	288,636	—
Net income	271,983	356,111	237,825
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(4,776)	(24,595)	(12,473)
Net income attributable to the Aimco Operating Partnership	267,207	331,516	225,352
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(18,737)	(14,444)	(9,227)
Net income attributable to participating securities	(950)	(1,082)	(813)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$247,520	$315,990	$215,312
Earnings attributable to the Aimco Operating Partnership per common unit – basic and diluted:
Income from continuing operations	$1.52	$2.06	$0.29
Income from discontinued operations	—	—	1.11
Net income	$1.52	$2.06	$1.40
Weighted average common units outstanding – basic	162,834	153,363	153,256
Weighted average common units outstanding – diluted	163,227	153,726	153,497

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$271,983	$356,111	$237,825
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(1,299)	(2,306)	1,734
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,678	1,685	1,678
Unrealized gains (losses) on debt securities classified as available-for-sale	214	(1,192)	(4,188)
Other comprehensive income (loss)	593	(1,813)	(776)
Comprehensive income	272,576	354,298	237,049
Comprehensive income attributable to noncontrolling interests	(4,932)	(24,733)	(12,815)
Comprehensive income attributable to the Aimco Operating Partnership	$267,644	$329,565	$224,234

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Non - controlling Interests	Total Partners’ Capital
Balances at December 31, 2012	$68,114	$847,311	$(31,596)	$883,829	$271,065	$1,154,894
Redemption of partnership units held by non-Aimco partners	—	—	(3,085)	(3,085)	—	(3,085)
Amortization of Aimco share-based compensation	—	5,915	—	5,915	—	5,915
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	993	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	(19,805)	2,635	(17,170)	(505)	(17,675)
Change in accumulated other comprehensive loss	—	(1,060)	(58)	(1,118)	342	(776)
Other, net	—	1,555	386	1,941	307	2,248
Net income	—	207,290	11,639	218,929	12,473	231,402
Distributions to noncontrolling interests	—	—		—	(52,304)	(52,304)
Distributions to common unitholders	—	(140,052)	(7,642)	(147,694)	—	(147,694)
Distributions to preferred unitholders	—	(2,804)	—	(2,804)	—	(2,804)
Balances at December 31, 2013	68,114	899,343	(27,721)	939,736	233,008	1,172,744
Issuance of preferred units to Aimco	128,012	(4,460)	—	123,552	—	123,552
Repurchase of preferred units held by Aimco	(10,000)	484	—	(9,516)	—	(9,516)
Redemption of partnership units held by non-Aimco partners	—	—	(7,756)	(7,756)	—	(7,756)
Amortization of Aimco share-based compensation	—	6,139	—	6,139	—	6,139
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	768	—	768	—	768
Contributions from noncontrolling interests	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	(8,097)	8,888	791	(79)	712
Change in accumulated other comprehensive loss	—	(1,854)	(97)	(1,951)	138	(1,813)
Other, net	—	202	—	202	(21)	181
Net income	—	309,249	15,770	325,019	24,595	349,614
Distributions to noncontrolling interests	—	—	—	—	(35,904)	(35,904)
Distributions to common unitholders	—	(151,991)	(8,010)	(160,001)	—	(160,001)
Distributions to preferred unitholders	—	(8,174)	—	(8,174)	—	(8,174)
Balances at December 31, 2014	186,126	1,041,609	(18,926)	1,208,809	233,296	1,442,105
Issuance of common partnership units to Aimco	—	366,580	—	366,580	—	366,580
Repurchase of preferred units held by Aimco	(27,000)	—	—	(27,000)	—	(27,000)
Redemption of partnership units held by non-Aimco partners	—	—	(4,181)	(4,181)	—	(4,181)
Amortization of Aimco share-based compensation	—	7,096	—	7,096	—	7,096
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	267	—	267	—	267
Effect of changes in ownership for consolidated entities	—	(6,008)	10,739	4,731	(6,550)	(1,819)
Change in accumulated other comprehensive loss	—	416	21	437	156	593
Other, net	—	85	—	85		85
Net income	—	248,710	11,554	260,264	4,776	265,040
Distributions to noncontrolling interests	—	—	—	—	(80,313)	(80,313)
Distributions to common unitholders	—	(184,391)	(9,058)	(193,449)	—	(193,449)
Distributions to preferred unitholders	—	(11,099)	—	(11,099)	—	(11,099)
Balances at December 31, 2015	$159,126	$1,463,265	$(9,851)	$1,612,540	$151,365	$1,763,905

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,983	$356,111	$237,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,301	282,608	291,910
Provision for real estate impairment losses	—	1,820	—
Other, net	(387)	829	(2,723)
Gain on dispositions of real estate, net of tax	(180,593)	(288,636)	—
Income tax benefit	(27,524)	(20,047)	(1,959)
Share-based compensation expense	6,640	5,781	5,645
Amortization of deferred loan costs and other	5,186	3,814	4,915
Adjustments to net income from discontinued operations	—	—	(186,068)
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	619	9,039	4,592
Accounts payable, accrued liabilities and other	(22,334)	(29,895)	(28,541)
Total adjustments	87,908	(34,687)	87,771
Net cash provided by operating activities	359,891	321,424	325,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(169,447)	(284,041)	(51,291)
Capital expenditures	(367,180)	(367,324)	(350,338)
Proceeds from dispositions of real estate	367,571	640,044	357,314
Purchases of corporate assets	(6,665)	(8,479)	(10,863)
Purchase of property loans	—	—	(119,101)
Proceeds from repayment of property loans and option value	—	—	215,517
Changes in restricted cash	(429)	26,315	3,003
Other investing activities	5,253	7,163	20,951
Net cash (used in) provided by investing activities	(170,897)	13,678	65,192
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	352,602	188,503	232,965
Principal repayments on non-recourse property debt	(514,294)	(513,599)	(472,276)
Net (repayments) borrowings on revolving credit facility	(85,330)	61,930	50,400
Proceeds from issuance of common partnership units to Aimco	366,580	—	—
Proceeds from issuance of preferred partnership units to Aimco	—	123,551	—
Redemption and repurchase of preferred partnership units from Aimco	(27,000)	(9,516)	—
Proceeds from Aimco Common Stock option exercises	—	768	993
Payment of distributions to preferred units	(18,042)	(13,482)	(9,227)
Payment of distributions to General Partner and Special Limited Partner	(184,082)	(152,002)	(140,052)
Payment of distributions to Limited Partners	(6,701)	(8,008)	(7,642)
Payment of distributions to noncontrolling interests	(43,757)	(35,555)	(49,701)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	(16,775)
Other financing activities	(7,152)	(4,472)	(8,135)
Net cash used in financing activities	(167,176)	(361,882)	(419,450)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,818	(26,780)	(28,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,971	55,751	84,413
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,789	$28,971	$55,751

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$207,087	$231,887	$273,635
Cash paid for income taxes	2,033	1,657	629
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	—	65,200	14,767
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	6,068	58,410	126,663
Non-recourse, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	—	—	8,149
Issuance of preferred OP Units in connection with acquisition of real estate	—	9,117	—
Other non-cash investing and financing transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	—	—	416
Accrued capital expenditures	43,725	45,701	45,571
Accrued dividends on TSR restricted stock awards (Note 11)	309	—	—

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management, redevelopment and limited development of quality apartment communities located in the largest coastal and job growth markets in the United States.
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2015, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 164,179,533 common partnership units and equivalents outstanding. At December 31, 2015, Aimco owned 156,326,416 of the common partnership units (95.2% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2015, we owned an equity interest in 140 conventional apartment communities with 40,464 apartment homes and 56 affordable apartment communities with 8,685 apartment homes. Of these apartment communities, we consolidated 136 conventional apartment communities with 40,322 apartment homes and 49 affordable apartment communities with 7,998 apartment homes. These conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 15 and excluding amounts related to apartment communities sold or classified as held for sale) during the year ended December 31, 2015.
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
As of December 31, 2015, we were the primary beneficiary of, and therefore consolidated, 61 VIEs, which owned 47 apartment communities with 7,459 apartment homes. Substantially all of these VIEs are partnerships that operate qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a net book value of $335.1 million collateralized $325.2 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the VIEs discussed above, at December 31, 2015, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 3. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets.
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
Acquisition of Real Estate Assets and Related Depreciation and Amortization
We recognize the acquisition of apartment communities or interests in partnerships that own apartment communities at fair value. If the transaction results in consolidation and the apartment community is considered a business, we expense related transaction costs as incurred. If the apartment community is considered an asset (e.g. apartment communities under construction or vacant at time of acquisition), the related transaction costs are capitalized and allocated to the acquired assets. We allocate the cost of acquired apartment communities to tangible assets and identified intangible assets and liabilities based on their fair values. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, generally using internal valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar communities.
The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including estimated lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with vacant apartment homes during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on market demand and stabilized occupancy levels at the time of acquisition).
Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2015, the weighted average depreciable life of our acquired buildings and improvements was approximately 30 years. Furniture, fixtures and equipment associated with acquired apartment communities are depreciated over five years.
The values of the above- and below-market leases are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.
At December 31, 2015 and 2014, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $12.1 million and $13.8 million, respectively, which are net of accumulated amortization of $31.4 million and $29.7 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we included amortization of below-market leases of $1.7 million, $1.3 million and $2.9 million, respectively, in rental and other property revenues in our consolidated statements of operations. In connection with apartment communities sold during the year ended December 31, 2014, we wrote off $1.8 million of unamortized below-market lease amounts to gain on dispositions of real estate. There were no such write offs during the years ended December 31, 2015 and 2013.
At December 31, 2015, our below-market leases had a weighted average amortization period of 6.7 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

	2016	2017	2018	2019	2020
Estimated amortization	$1,337	$1,239	$1,095	$1,007	$915

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
For the years ended December 31, 2015, 2014 and 2013, we capitalized to buildings and improvements $11.7 million, $14.2 million and $17.6 million of interest costs, respectively, and $28.2 million, $29.2 million and $33.2 million of other direct and indirect costs, respectively.
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
Based on periodic tests of recoverability of long-lived assets, for the year ended December 31, 2014, we recorded a provision for real estate impairment losses of $1.8 million related to sold apartment communities, and we recorded no such provisions during the years ended December 31, 2015 and 2013.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents. We maintain cash equivalents in financial institutions in excess of insured limits. We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, tax and insurance escrow accounts held by lenders and resident security deposits.

Other Assets
At December 31, 2015 and 2014, other assets was comprised of the following amounts (dollars in thousands):

	2015	2014
Deferred financing costs, net	$26,126	$30,320
Investments in unconsolidated real estate partnerships	15,401	16,046
Investments in securitization trust that holds Aimco property debt	65,502	61,043
Intangible assets, net	45,447	49,441
Deferred tax asset, net (Note 8)	26,117	252
Assets related to the legacy asset management business (Note 3)	156,389	161,135
Prepaid expenses, accounts and notes receivable, deposits and other	138,936	158,490
Other assets per consolidated balance sheets	$473,918	$476,727
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
Investments in Unconsolidated Real Estate Partnerships
We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings or losses from unconsolidated real estate partnerships (within other, net in our consolidated statements of operations), inclusive of our share of any impairments and disposition gains recognized by and related to such entities.
The excess of the cost of the acquired partnership interests over the historical carrying amount of partners’ equity or deficit is ascribed generally to the fair values of land and buildings owned by the partnerships. We amortize the excess cost related to the buildings over the related estimated useful lives. Such amortization is recorded as a component of equity in earnings or losses from unconsolidated real estate partnerships.
Investments in Securitization Trust that holds Aimco Property Debt
We hold investments in a securitization trust which primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 6 for further information regarding these securities.
Intangible Assets
At December 31, 2015 and 2014, other assets included goodwill associated with our reportable segments of $43.9 million and $45.1 million, respectively. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2015, 2014 or 2013.
During the years ended December 31, 2015, 2014 and 2013, we allocated $1.2 million, $3.9 million and $5.5 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the apartment communities sold or classified as held for sale. The amounts of goodwill allocated to these apartment communities were based on the relative fair values of the apartment communities sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated.
Intangible assets also includes amounts related to in-place leases as discussed under the Acquisition of Real Estate Assets and Related Depreciation and Amortization heading.

Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. For the years ended December 31, 2015, 2014 and 2013, we capitalized software purchase and development costs totaling $3.6 million, $4.4 million and $3.3 million, respectively. At December 31, 2015 and 2014, other assets included $16.4 million and $19.7 million of net capitalized software, respectively. During the years ended December 31, 2015, 2014 and 2013, we recognized amortization of capitalized software of $6.9 million, $6.7 million and $8.9 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
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
The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. However, as discussed in Note 3, we continue to consolidate certain partnerships and apartment communities associated with the legacy asset management business for which the derecognition criteria associated with our sale of the portfolio have not been met. We do not control the execution of sales and other events related to the assets that will lead to the to the liquidation of these partnerships and derecognition of the associated noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships totaled $151.4 million and $233.3 million at December 31, 2015 and 2014, respectively. These noncontrolling interests included $0.1 million (deficit) and $44.1 million, respectively, associated with the noncontrolling interests in the legacy asset management business at December 31, 2015 and 2014.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2015, 2014 and 2013 is shown in our consolidated statements of equity and partners’ capital and further discussed in Note 3. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our equity and partners’ capital is reflected within the the amount of net income attributable to us and to noncontrolling interests. In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units, HPUs and preferred OP Units. Within Aimco’s consolidated financial statements, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units and equivalents based on the weighted average number of common partnership units (including those held by Aimco) and equivalents outstanding during the period. During the years ended December 31, 2015, 2014 and 2013, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 4.7%, 5.0% and 5.2%, respectively. Holders of the preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 10 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
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
Share-Based Compensation
We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions and/or market conditions. We recognize share-based employee compensation related to restricted stock awards and employee stock options, based on the grant date fair value and recognize compensation cost, net of forfeitures, over the awards’ requisite service periods. See Note 11 for further discussion of our share-based compensation.
Tax Credit Arrangements
We sponsor certain partnerships that operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less and unaffiliated institutional investors (which we refer to as tax credit investors or investors) acquire the limited partnership interests (at least 99%). At inception, each investor agrees to fund capital contributions to the partnerships and we receive a syndication fee from the partnerships upon the investors’ admission to the partnership.
We have determined that the partnerships in these arrangements are VIEs and, where we are general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we account for these partnerships as wholly-owned subsidiaries, recognizing the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We record these contributions as deferred income in our consolidated balance sheet upon receipt, and we recognize these amounts as revenue in our consolidated statements of operations when our obligation to the investors is relieved upon delivery of the tax benefits.
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
Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
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

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets affect our GAAP income or loss, generally through depreciation, impairment losses, or sales to third party entities. Refer to Note 8 for further information about our income taxes.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 revised the definition of, and the requirements for reporting, a “discontinued operation.” Specifically, ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if their disposal represents a “strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”
For public companies, ASU 2014-08 was required to be applied prospectively to disposals of components of an entity or classifications as held for sale of components of an entity that occur in annual periods commencing after December 15, 2014; however, as permitted by the transition provisions, we elected to adopt ASU 2014-08 effective January 1, 2014, for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued.
Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally do not meet the requirements for reporting within discontinued operations. In accordance with GAAP prior to our adoption of ASU 2014-08, we reported the results of apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale as discontinued operations. For years ended December 31, 2013, or earlier, and interim periods within those years, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. See Note 12 for additional information regarding discontinued operations.
Comprehensive Income or Loss
As discussed under the preceding Investments in Securitization Trust that holds Aimco Property Debt heading, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, as discussed in Note 6, we recognize changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income for the years ended December 31, 2015, 2014 and 2013, along with the corresponding amounts of such comprehensive income attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, is presented within the accompanying consolidated statements of comprehensive income.
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
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges United States and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted in years beginning after December 15, 2016, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, which significantly changes the consolidation analysis required under GAAP for VIEs. Under this revised guidance, it is less likely that certain fees, such as asset management fees, would be considered variable interests and therefore fewer entities may be considered VIEs. Additionally, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. For public companies, the guidance in ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We will adopt the guidance in ASU 2015-02 in connection with our March 31, 2016, financial statements. We have substantially completed our analysis of the effect adoption of ASU 2015-02 will have on our consolidated financial statements. We anticipate the Aimco Operating Partnership and all non-wholly owned real estate partnerships will meet the revised characteristics of a VIE, resulting in additional disclosure; however, we do not expect to consolidate any presently unconsolidated entities or to deconsolidate any presently consolidated entities as a result of the accounting change.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, to revise the presentation of debt issuance costs. Under ASU 2015-03, entities generally will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update), or ASU 2015-15, to clarify the SEC staff’s position regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements due to the lack of guidance on this topic in ASU 2015-03. The SEC staff recently announced that it would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings under the arrangement.

For public companies, the guidance in ASUs 2015-03 and 2015-15, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. We will adopt the guidance in ASUs 2015-03 and 2015-15 in connection with our March 31, 2016, financial statements. We do not expect ASUs 2015-03 and 2015-15 to have a significant effect on our consolidated financial statements.

Note 3 — Significant Transactions
Acquisitions of Apartment Communities
During the year ended December 31, 2015, we acquired conventional apartment communities located in Atlanta, Georgia and Cambridge, Massachusetts and during the year ended December 31, 2014, we acquired conventional apartment communities located in San Jose, California, Aurora, Colorado, Boulder, Colorado, Atlanta, Georgia and New York, New York. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Year Ended December 31,
	2015	2014
Number of apartment communities	3	6
Number of apartment homes	300	1,182
Acquisition price	$129,150	$291,925
Non-recourse property debt assumed (outstanding principal balance)	—	65,200
Non-recourse property debt assumed (fair value)	—	64,817
Total fair value allocated to land	10,742	70,961
Total fair value allocated to buildings and improvements	118,366	217,851
During the year ended December 31, 2014, we also purchased entities that own 2.4 acres in the heart of downtown La Jolla, California, adjoining and overlooking La Jolla Cove and the Pacific Ocean. The property, which is zoned for multifamily and mixed-use, is currently occupied by three small commercial buildings and a limited-service hotel, which is managed for us by a third party.
Asset Management Business Disposition
On December 19, 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized the sale and are accounting for the transaction under the profit sharing method. Until full payment has been received for the seller-financed notes or we otherwise meet the requirements to recognize the sale for accounting purposes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets, for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. In January 2016, we received final payment on the first of the two seller-financed notes and the buyer was in compliance with the terms of the second seller-financed note.
At December 31, 2015, the Napico portfolio consisted of 14 partnerships that held investments in 12 apartment communities that were consolidated and 44 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in other assets in our consolidated balance sheets are summarized below (in thousands).

	December 31,
	2015	2014
Real estate, net	$108,119	$117,851
Cash and cash equivalents	33,725	23,133
Investment in unconsolidated real estate partnerships and other assets	14,545	20,151
Total assets	$156,389	$161,135

Total indebtedness	$148,761	$113,641
Accrued and other liabilities	7,055	4,417
Total liabilities	155,816	118,058

Noncontrolling interests in consolidated real estate partnerships	(111)	44,106
Equity attributable to Aimco and the Aimco Operating Partnership	684	(1,029)
Total liabilities and equity	$156,389	$161,135
During the year ended December 31, 2015, Napico sold several consolidated apartment communities, resulting in the reduction of real estate, and Napico refinanced several apartment communities, resulting in a significant increase in indebtedness and a corresponding reduction in noncontrolling interests in consolidated real estate partnerships, following the distribution of approximately $38.9 million of such proceeds.
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net (loss) income related to Napico (before noncontrolling interests) is included in other, net in our consolidated statements of operations.

	Year Ended December 31,
	2015	2014	2013
Revenues	$26,203	$27,701	$23,711
Expenses	(21,520)	(21,472)	(21,188)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(4,495)	(6,996)	(748)
Net income (loss) related to legacy asset management business	188	(767)	1,775
Income tax (expense) benefit associated with legacy asset management business	(1,967)	3	(639)
Noncontrolling interests in consolidated real estate partnerships	5,420	(403)	21,370
Net income (loss) of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$3,641	$(1,167)	$22,506
The results of operations for the consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, are presented within income from discontinued operations in our consolidated statement of operations for the year ended December 31, 2013, and are excluded from the summary above. Revenues increased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to an adjustment to increase subsidized rents to reflect current market rates for one of the apartment communities in this portfolio.
Based on our limited economic ownership in this portfolio, most of the assets and liabilities are allocated to noncontrolling interests and do not significantly affect our consolidated equity or partners’ capital. Additionally, the operating results of this portfolio generally have an insignificant effect on the amounts of income or loss attributable us, except as it relates to the consolidated partnerships within this portfolio that sell their final investments and commence dissolution, which results in the derecognition of all remaining noncontrolling interest balances associated with these partnerships. During 2013, noncontrolling interests in consolidated real estate partnerships reflects a benefit of $20.6 million to Aimco and the Aimco Operating Partnership’s share of net income for the derecognition of such noncontrolling interest balances.
We consolidated the majority of these entities in connection with our adoption of a new accounting principle in 2010, and at that time recognized a large cumulative effect of a change in accounting principle charge to our equity and partners’ capital. This adjustment represented the cumulative charges to earnings we would have recognized for any distributions or losses allocable to noncontrolling interests in excess of the carrying amount of the associated noncontrolling interest balances had we consolidated these entities from the period of our initial involvement.

Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If payment is received on the remaining seller-financed note or we otherwise meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
Note 4 — Investments in Unconsolidated Real Estate Partnerships
At December 31, 2015, 2014 and 2013, we owned general and limited partner interests in unconsolidated real estate partnerships that owned 11, 11 and 20 apartment communities, respectively. At December 31, 2015, our ownership interests in these unconsolidated real estate partnerships ranged from 40% to 67%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Total assets	$84,796	$85,492	$93,242
Total liabilities	52,685	54,472	64,859
Partners’ capital	32,111	31,020	28,383
Rental and other property revenues	12,193	12,978	16,268
Property operating expenses	(5,473)	(6,233)	(8,470)
Depreciation and amortization	(1,841)	(3,081)	(3,300)
Interest expense	(2,520)	(2,785)	(4,185)
Gain on sale and impairment losses, net	—	—	36,212
Net income	1,720	688	35,909
At December 31, 2015, our aggregate recorded investment in unconsolidated partnerships of $15.4 million was less than our share of the partners' capital or deficit by approximately $0.8 million. At December 31, 2014, our aggregate recorded investment in unconsolidated partnerships of $16.0 million exceeded our share of the partners’ capital or deficit recognized in the underlying partnerships’ financial statements by approximately $0.4 million.
Note 5 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt
We finance our apartment communities primarily using long-dated, fixed-rate borrowings, each of which is collateralized by a single apartment community and is non-recourse to us. The following table summarizes our property debt related to assets classified as held for use at December 31, 2015 and 2014 (dollars in thousands):

	Principal Outstanding
	2015	2014
Fixed rate property debt	$3,761,238	$3,902,642
Variable rate property debt	84,922	120,167
Total property debt	$3,846,160	$4,022,809
Fixed rate property debt matures at various dates through February 2061, and has interest rates that range from 2.28% to 8.50%, with a weighted average interest rate of 5.10%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2015, each of our fixed rate loans payable related to apartment communities classified as held for use were secured by one of 153 apartment communities that had an aggregate gross book value of $6.7 billion.
Variable rate property debt matures at various dates through July 2033, and has interest rates that range from 0.05% to 1.86%, with a weighted average interest rate of 1.55%. Principal and interest on this debt is generally payable in semi-annual installments with balloon payments due at maturity. At December 31, 2015, our variable rate property debt related to apartment communities classified as held for use were each secured by one of four apartment communities that had an aggregate gross book value of $165.8 million.

Our non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2015, we were in compliance with all such covenants.
As of December 31, 2015, the scheduled principal amortization and maturity payments for our non-recourse property debt related to apartment communities classified as held for use are as follows (in thousands):

	Amortization	Maturities	Total
2016	$76,798	$249,175	$325,973
2017	75,472	325,853	401,325
2018	73,698	207,616	281,314
2019	68,418	518,323	586,741
2020	61,731	303,741	365,472
Thereafter			1,885,335
			$3,846,160
As of December 31, 2015, our unencumbered pool included 25 consolidated apartment communities and had an estimated fair value of $1.8 billion. At December 31, 2015, we also had two recently acquired consolidated apartment communities which we anticipate encumbering but for which financing was not yet in place.
Credit Agreement
We have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which rate varies based on our leverage (either at LIBOR, plus 1.35%, or, at our option, Prime plus 0.35% at December 31, 2015). The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions. The Credit Agreement provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.
As of December 31, 2015, we had $27.0 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $536.6 million, net of the outstanding borrowings and $36.4 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 1.59% at December 31, 2015. As of December 31, 2014, we had $112.3 million of outstanding borrowings under our Credit Agreement, and the interest rate on our outstanding borrowings was 2.08%. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion	3,827	—	3,827
Unrealized losses included in interest expense	—	(48)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,685	1,685
Unrealized losses included in equity and partners’ capital	(1,192)	(2,306)	(3,498)
Fair value at December 31, 2014	$61,043	$(5,273)	$55,770
Investment accretion	4,245	—	4,245
Unrealized losses included in interest expense	—	(44)	(44)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,678	1,678
Unrealized gains (losses) included in equity and partners’ capital	214	(1,299)	(1,085)
Fair value at December 31, 2015	$65,502	$(4,938)	$60,564

Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold positions in the securitization which pay interest currently, and we also hold the first loss position in the securitization which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of December 31, 2015, was approximately 5.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $67.8 million and $63.6 million at December 31, 2015 and 2014, respectively.
We estimate the fair value of these investments in accordance with GAAP using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently, which typically moves in an inverse relationship with the movements in interest rates, exceeded the amortized cost of these investments at the balance sheet dates. The fair value of the first loss position, which is less correlated to movements in interest rates, was less than the amortized cost at the balance sheet dates. We currently expect to hold the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of the first loss position is temporary and we have not recognized any of the loss in value in earnings.
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
As of December 31, 2015 and 2014, we had interest rate swaps with aggregate notional amounts of $49.9 million and $50.3 million, respectively. As of December 31, 2015, these swaps had a weighted average remaining term of 5.0 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at December 31, 2015, remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at December 31, 2015 and 2014, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.0 billion and $4.4 billion at December 31, 2015 and 2014, respectively, as compared to aggregate carrying amounts of $3.9 billion and $4.1 billion, respectively. Substantially all of the difference between the fair value and the carrying value relates to apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete certain projects, pursuant to financing or other arrangements. As of December 31, 2015, our commitments related to these capital activities totaled approximately $110.0 million, most of which we expect to incur during the next 12 months. Our commitments related to our One Canal development project will be funded in part by a $114.0 million non-recourse property loan, of which $27.8 million was available to draw at December 31, 2015.
During July 2015, we entered into a contract to acquire an apartment community currently under construction in Northern California for $320.0 million, for which we have provided a nonrefundable deposit of $25.0 million.  The acquisition is expected to close upon completion of construction in the summer of 2016. We intend to fund a portion of the acquisition through a property loan and the balance with proceeds from the sale of two apartment communities.
We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 10 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater in a residential area in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The EPA alleges that we are liable for addressing the contamination in the residential area because a dry cleaner that operated on our former property, prior to our ownership, discharged hazardous materials into the sanitary sewers and the environment. We have undertaken a voluntary remediation of the dry cleaner contamination at our former property under the oversight of the Indiana Department of Environmental Management, or IDEM.  However, IDEM has formally sought to terminate us from the voluntary remediation, and we are presently appealing that termination.  Based on our review of the scientific data, we believe that the presence of hazardous materials in the separate residential area under review by the EPA is attributable to neighboring property owners (including an auto parts manufacturer), and not the dry cleaner.  The EPA is now proposing to list the area on the National Priorities List (i.e., as a Superfund site), which would make the site eligible for additional Federal funding.  We have filed formal comments with the EPA opposing the proposed listing. Were the site to be listed, the EPA could use the funding to further investigate and clean-up the residential area and could then seek to recoup its costs from responsible parties.  Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner on the site.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. Lahontan, recently tested domestic wells in the area and found two wells with contaminants linked to dry cleaning.  We entered into an agreement with Lahontan and the current owner to pay for an alternative water connection at an insignificant cost and have fulfilled our obligations under that agreement.  During September 2015, Lahontan sent us and the current owner a proposed cleanup and abatement order that, if entered, would require us and the current owner to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We are currently assessing potential legal and technical grounds for challenging and/or narrowing the scope of the proposed order.  Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2015, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. We are also obligated under non-cancelable operating leases for the ground under certain of our apartment communities with remaining terms ranging from 33 years to 69 years. Approximate minimum annual rental payments under operating leases are as follows (in thousands):

	Office and Equipment Lease Obligations	Ground Lease Obligations	Total Operating Lease Obligations
2016	$3,061	$795	$3,856
2017	2,361	895	3,256
2018	1,062	995	2,057
2019	226	1,095	1,321
2020	153	1,331	1,484
Thereafter	—	67,876	67,876
Total	$6,863	$72,987	$79,850
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $3.2 million, $3.3 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense recognized for the ground leases totaled $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively and is included within interest expense in the accompanying statements of operations.

Note 8 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$31,726	$38,231

Deferred tax assets:
Net operating, capital and other loss carryforwards	$8,024	$6,699
Accruals and expenses	4,917	5,430
Tax credit carryforwards	49,036	29,714
Management contracts and other	333	267
Total deferred tax assets	62,310	42,110
Valuation allowance	(4,467)	(3,627)
Net deferred income tax assets	$26,117	$252
During the year ended December 31, 2015, we increased the valuation allowance on a net basis by approximately $0.8 million with a minor effect on the effective tax rate.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2015	2014	2013
Balance at January 1	$2,286	$2,871	$3,536
Reductions as a result of a lapse of the applicable statutes	—	—	(764)
Additions (reductions) based on tax positions related to prior years and current year excess benefits related to stock-based compensation	611	(585)	99
Balance at December 31	$2,897	$2,286	$2,871
Because the statute of limitations has not yet elapsed, our United States Federal income tax returns for the year ended December 31, 2011, and subsequent years and certain of our State income tax returns for the year ended December 31, 2011, and subsequent years are currently subject to examination by the IRS or other taxing authorities. Approximately $2.3 million of unrecognized benefit, if recognized, would affect the effective rate.
On March 19, 2014, the IRS notified the Aimco Operating Partnership of its intent to audit the 2011 and 2012 tax years.  This audit remains in process as of December 31, 2015. We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. At December 31, 2015 we had $1.6 million in cumulative excess tax benefits from employee stock option exercises and vested restricted stock awards. None of the excess tax benefits have yet been realized.

Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in continuing operations, income from discontinued operations, net of tax, and gain on dispositions or real estate, net of tax, in our statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current:
Federal	$1,310	$—	$—
State	1,357	970	63
Total current	2,667	970	63

Deferred:
Federal	(27,382)	11,556	7,621
State	(1,052)	3,485	1,685
Total deferred	(28,434)	15,041	9,306
Total (benefit) expense	$(25,767)	$16,011	$9,369
Classification:
Continuing operations	$(27,524)	$(20,047)	$(1,959)
Discontinued operations	$—	$—	$11,328
Gain on dispositions of real estate	$1,757	$36,058	$—
Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and gains or losses on certain apartment community sales that are subject to income tax under section 1374 of the Internal Revenue Code. For the year ended December 31, 2015, our TRS entities had pretax losses of $31.3 million. For the years ended December 31, 2014 and 2013, our TRS entities had pretax income of $137.0 million and $46.6 million, respectively.
The reconciliation of income tax attributable to continuing and discontinued operations computed at the United States statutory rate to income tax (benefit) expense is shown below (dollars in thousands):

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at United States statutory rates on consolidated income or loss subject to tax	$(10,947)	35.0%	$47,950	35.0%	$16,326	35.0%
State income tax expense, net of Federal tax (benefit) expense	(361)	1.2%	4,364	3.2%	1,748	3.7%
Effect of permanent differences	(27)	0.1%	(154)	(0.1)%	(296)	(0.6)%
Tax effect of intercompany transfers of assets between the REIT and TRS entities (1)	(1,515)	4.8%	(23,969)	(17.5)%	(4,272)	(9.2)%
Tax credits	(13,583)	43.4%	(12,271)	(9.0)%	(4,137)	(8.9)%
Increase in valuation allowance	666	(2.1)%	91	0.1%	—	—%
Total income tax (benefit) expense	$(25,767)	82.4%	$16,011	11.7%	$9,369	20.0%

(1)
Includes the effect of intercompany asset transfers between the Aimco Operating Partnership and TRS entities, for which tax is deferred and recognized as the assets affect GAAP income or loss, for example, through depreciation, impairment, or upon the sale of the asset to a third party.

Income taxes paid totaled approximately $2.0 million, $1.7 million and $0.6 million, respectively, in the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, we had state net operating loss carryforwards, or NOLs, for which the deferred tax asset was approximately $8.0 million, before a valuation allowance of $4.5 million. The NOLs expire in years 2018 to 2032. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities. As of December 31, 2015, we had low-income housing and rehabilitation tax credit carryforwards of approximately $49.5 million for income tax purposes that expire in years 2024 to 2033. The deferred tax asset related to these credits is approximately $49.0 million.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2015, 2014 and 2013, dividends per share held for the entire year were estimated to be taxable as follows:

	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.36	30.2%	$0.01	0.6%	$0.17	17.9%
Capital gains	0.37	31.3%	0.53	51.6%	0.13	13.9%
Qualified dividends	0.17	14.5%	—	—%	—	—%
Unrecaptured Section 1250 gain	0.28	24.0%	0.50	47.8%	0.66	68.2%
	$1.18	100.0%	$1.04	100.0%	$0.96	100.0%
We designated the per share amounts above as capital gain dividends in accordance with the requirements under the Code. Additionally, we designated as 2015 capital gain dividends, a like portion of preferred dividends.
Note 9 — Aimco Equity
Preferred Stock
At December 31, 2015 and 2014, Aimco had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	Redemption	Annual Dividend Rate Per Share (paid quarterly)	Balance December 31,
	Date (1)		2015	2014
Class A Cumulative Preferred Stock, 5,000,000 shares authorized and 5,000,000 shares issued/outstanding	5/17/2019	6.88%	$125,000	$125,000
Class Z Cumulative Preferred Stock, 4,800,000 shares authorized and 1,391,643 shares issued/outstanding, respectively	7/29/2016	7.00%	34,126	34,126
Series A Community Reinvestment Act (CRA) Preferred Stock, 240 shares authorized and zero and 54 shares issued/outstanding, respectively	6/30/2011	(2)	—	27,000
Preferred stock per consolidated balance sheets			$159,126	$186,126

(1)	All classes of preferred stock are or were redeemable at our option on and after the dates specified.

(2)
The dividend rate was a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the Series A Community Reinvestment Act Perpetual Preferred Stock, or CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2014 was 1.48%.

All classes of preferred stock have a $0.01 per share par value, are pari passu with each other and are senior to our Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by Aimco’s Board of Directors. Aimco’s Class A Preferred Stock and Class Z Preferred Stock have liquidation preferences per share of $25.00.
The following table summarizes our issuances of Class A Preferred Stock and Class Z Preferred Stock during the year ended December 31, 2014 (dollars in thousands, except per share amounts):

	Class A Cumulative Preferred Stock	Class Z Cumulative Preferred Stock
Number of shares of preferred stock issued	5,000,000	117,400
Price to public per share	$25.00	$25.65
Underwriting discounts, commissions and transaction costs per share	$0.85	$0.51
Net proceeds per share	$24.15	$25.14
Net proceeds to Aimco	$120,757	$2,901
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$4,350	$110
In connection with Aimco’s preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.

During the year ended December 31, 2015, Aimco redeemed the remaining outstanding shares, or $27.0 million in liquidation preference, of its CRA Preferred Stock. We reflected $0.7 million of issuance costs previously recorded as a reduction of additional paid-in capital as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2015. During the year ended December 31, 2014, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $9.5 million. We reflected the $0.5 million excess of the carrying value over the repurchase price, offset by $0.3 million of issuance costs previously recorded as a reduction of additional paid-in capital, as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2014. In connection with the redemption and repurchase, the Aimco Operating Partnership repurchased from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed or repurchased by Aimco.
Common Stock
During the year ended December 31, 2015, Aimco issued 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, for net proceeds per share of $38.90. The offering generated net proceeds to Aimco of $366.6 million, net of issuance costs.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, during the year ended December 31, 2015, we repaid the then outstanding balance on our Credit Agreement, expanded our unencumbered asset pool, funded redevelopment and property upgrades investments that would otherwise have been funded with property debt, and redeemed the remaining outstanding shares of our Series A CRA Preferred Stock.
Registration Statements
Pursuant to an At-The-Market offering program active at December 31, 2015, Aimco had the capacity to issue up to 3.5 million additional shares of its Common Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units in exchange for the proceeds.
Additionally, Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Note 10 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2015 and 2014, the Aimco Operating Partnership had outstanding preferred units in classes and amounts similar to Aimco’s Preferred Stock discussed in Note 9, or Partnership Preferred Units. All of these classes of Partnership Preferred Units were owned by Aimco during the periods presented.
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
As discussed in Note 9, during the years ended December 31, 2015 and 2014, Aimco completed various Preferred Stock issuances, redemptions and repurchases. In connection with these transactions, the Aimco Operating Partnership issued to Aimco or redeemed or repurchased from Aimco a corresponding number of Partnership Preferred Units.

Redeemable Partnership Preferred Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as preferred OP Units. As of December 31, 2015 and 2014, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2015	2014	2015	2014
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.46	18,124	18,589	453	465
Class Three	7.88%	$1.97	1,341,289	1,341,485	33,532	33,537
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	790,883	790,883	19,772	19,772
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Nine	6.00%	$1.50	364,668	364,668	9,117	9,117
Total			3,277,878	3,278,539	$87,926	$87,943
Each class of preferred OP Unit is currently redeemable at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock with a value equal to the redemption price.  In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units are convertible into common OP Units.
These redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2015, 2014 and 2013, approximately 700, 12,600 and 3,600 preferred OP Units, respectively, were tendered for redemption in exchange for cash, and no preferred OP Units were tendered for redemption in exchange for shares of Aimco Common Stock.
The Class Nine preferred OP Units were issued as partial consideration for an asset acquisition during the year ended December 31, 2014.
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	2015	2014	2013
Balance at January 1	$87,937	$79,953	$80,046
Preferred distributions	(6,943)	(6,409)	(6,423)
Redemption of preferred units and other	(11)	(1,221)	(93)
Issuance of preferred units	—	9,117	—
Net income	6,943	6,497	6,423
Balance at December 31	$87,926	$87,937	$79,953
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
During the years ended December 31, 2015, 2014 and 2013, approximately 112,000, 268,000 and 105,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
HPUs
At December 31, 2015 and 2014, the Aimco Operating Partnership had outstanding 2,339,950 HPUs. The holders of HPUs may redeem these units commencing after December 31, 2016, on the basis of one HPU for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, at Aimco’s option. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of common OP Units. The HPUs are classified within permanent capital as part of Limited Partners’ capital in the Aimco Operating Partnership’s consolidated balance sheets, and within permanent equity as part of common noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated balance sheets.
Note 11 — Share-Based Compensation
We have a stock award and incentive plan to attract and retain officers, key employees and independent directors. In 2015, our stockholders approved the 2015 Stock Award and Incentive Plan, or the 2015 Plan, to supplement and eventually replace our 2007 Stock Award and Incentive Plan, or the 2007 Plan.
As of December 31, 2015, approximately 150,000 shares were available for issuance under the 2007 Plan, and approximately 1.6 million shares were available for issuance under the 2015 Plan.  The total number of shares available for issuance under the 2015 Plan may be increased by an additional 2.3 million shares to the extent of any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the 2007 Plan. Awards under the 2015 Plan may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan.
Our plans are administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant. The term of the options is generally ten years from the date of grant and the options typically vest over a period of four years from the date of grant.
Total compensation cost recognized for stock based awards was $7.2 million, $6.1 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Of these amounts, $0.5 million, $0.3 million and $0.3 million, respectively, were capitalized. At December 31, 2015, total unvested compensation cost not yet recognized was $11.3 million. We expect to recognize this compensation over a weighted average period of approximately 1.8 years.
Stock Options
The following table summarizes activity for our outstanding stock options, with service conditions (i.e. time-based vesting that requires continuous employment) for the years ended December 31, 2015, 2014 and 2013 (numbers of options in thousands):

	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,640	$28.91	2,991	$28.48	3,045	$28.39
Granted	239	39.05	—	—	—	—
Exercised	(484)	28.33	(1,347)	27.97	(44)	22.52
Forfeited	(1)	25.78	(4)	25.45	(10)	27.82
Outstanding at end of year	1,394	$30.85	1,640	$28.91	2,991	$28.48
Exercisable at end of year	1,155	$29.16	1,640	$28.91	2,991	$28.48

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2015, had an aggregate intrinsic value of $13.6 million and a weighted average remaining contractual term of 3.2 years. Options exercisable at December 31, 2015, had an aggregate intrinsic value of $13.4 million and a weighted average remaining contractual term of 2.0 years. The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013, was $5.5 million, $10.0 million and $0.3 million, respectively.
We estimated the fair value of options granted during the year ended December 31, 2015 using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. The expected term of the options was based on historical option exercises and post-vesting terminations. Expected volatility reflects an average of the historical volatility of our Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco’s Common Stock during the expected term of the option and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the 2015 grants were as follows:

2015
Weighted average grant-date fair value	$6.97
Assumptions:
Risk-free interest rate	1.68%
Expected dividend yield	2.87%
Expected volatility	25.19%
Weighted average expected life of options	5.5 years
We recognize compensation expense associated with stock options ratably over the requisite service periods, which are typically four years.
Time-Based Restricted Stock Awards
The following table summarizes activity for restricted stock awards with service conditions, or Time-Based Restricted Stock awards, for the years ended December 31, 2015, 2014 and 2013 (numbers of shares in thousands):

	2015		2014		2013
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	513	$26.34	575	$25.28	526	$22.69
Granted	145	39.39	196	26.69	253	27.86
Vested	(259)	27.54	(238)	24.07	(204)	21.81
Forfeited	(60)	32.29	(20)	26.26	—	—
Unvested at end of year	339	$29.96	513	$26.34	575	$25.28
The aggregate fair value of shares that vested during the years ended December 31, 2015, 2014 and 2013 was $10.4 million, $6.7 million and $5.7 million, respectively.
We recognize compensation expense associated with Time-Based Restricted Stock awards ratably over the requisite service periods, which are typically four years.
TSR Restricted Stock Awards
During 2015, Aimco’s stockholders approved the 2015 Plan, which provides for grants of performance based compensation. A portion of long-term incentive, or LTI, compensation granted in 2015 was in the form of restricted stock awards conditioned on Aimco’s relative total shareholder return, or TSR, as compared to the NAREIT Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward looking, performance period of three years.
Earned awards (if any) will vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date, based on continued employment. Prior to the vesting, dividends payable on the awards are deferred and subject to the same forfeiture provisions as the awards.

The following table summarizes activity for TSR Restricted Stock awards for the year ended December 31, 2015 (numbers of shares in thousands):

	2015
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	—	$—
Granted	142	39.72
Forfeited	(19)	39.72
Unvested at end of year	123	$39.72
The grant date fair value for the TSR Restricted Stock awards, which was calculated using a Monte Carlo model, and certain of the assumptions used in such calculation for awards granted in 2015 are set forth below:

2015
Grant date fair value	$39.72
Baseline common share value	$39.05
Dividend yield	2.87%
Expected volatility of common shares	19.48%
Risk-free interest rate	1.04%
Derived vesting period	3.4 years
We recognize compensation expense related to the TSR Restricted Stock awards, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the award, commencing on the grant date. These awards have market conditions in addition to service conditions that must be met for the awards to vest. The value of the awards takes into consideration the probability that the awards will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the market condition is not achieved.
Note 12 — Assets Held for Sale and Discontinued Operations
As discussed in Note 2, during the year ended December 31, 2014, we adopted ASU 2014-08, which revised the definition of, and the requirements for reporting, a “discontinued operation.” Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally will not meet the requirements for reporting within discontinued operations. Summarized information regarding apartment communities sold during the years ended December 31, 2015 and 2014 is set forth in the table below (dollars in thousands):

	Year Ended December 31,
	2015	2014
Apartment communities sold	11	30
Apartment homes sold	3,855	9,067
Income before income taxes and discontinued operations	$14,191	$55,122
The results of operations for the years ended December 31, 2015 and 2014, of the apartment communities sold during these periods are reflected within income from continuing operations in our consolidated statements of operations and the related gains on sale are reflected as gain on dispositions of real estate, net of tax, within our consolidated statements of operations. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $25.8 million for consolidated dispositions during the year ended December 31, 2015 ($16.6 million of which represented the mark-to-market adjustment), and $25.2 million for consolidated dispositions during the year ended December 31, 2014 ($16.6 million of which represented the mark-to-mark adjustments).
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of December 31, 2015, we had one apartment community with 96 apartment homes classified as held for sale.

In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For the year ended December 31, 2013, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. During the year ended December 31, 2013, we sold 29 consolidated apartment communities with an aggregate of 6,953 apartment homes.
The summary results of operations for the year ended December 31, 2013, for those apartment communities sold as of December 31, 2013, and gains related to apartment communities sold during the year ended December 31, 2013, are included in discontinued operations and are summarized below, along with the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests (in thousands).

2013
Income before gain on dispositions of real estate and income tax	$2,098
Gain on dispositions of real estate	212,459
Income tax expense	(11,328)
Income from discontinued operations, net of tax	$203,229
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(31,842)
Income from discontinued operations attributable to the Aimco Operating Partnership	$171,387
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(9,248)
Income from discontinued operations attributable to Aimco	$162,139
Gain on dispositions is net of incremental direct costs incurred in connection with the transactions, including $16.5 million of prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities sold in the year ended December 31, 2013 ($6.1 million of which represented the mark-to-market adjustments). For periods prior to our adoption of ASU 2014-08, we classified interest expense related to property debt within discontinued operations when the related apartment community was sold or classified as held for sale.

Note 13 — Earnings (Loss) per Share/Unit
Aimco
The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	2015	2014	2013
Numerator:
Income from continuing operations	$91,390	$67,475	$34,596
Gain on dispositions of real estate, net of tax	180,593	288,636	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(23,273)	(46,862)	10,555
Income attributable to preferred stockholders	(11,794)	(7,947)	(2,804)
Income attributable to participating securities	(950)	(1,082)	(813)
Income from continuing operations attributable to Aimco common stockholders	$235,966	$300,220	$41,534

Income from discontinued operations, net of tax	$—	$—	$203,229
Income from discontinued operations attributable to noncontrolling interests	—	—	(41,090)
Income from discontinued operations attributable to Aimco common stockholders	$—	$—	$162,139

Net income	$271,983	$356,111	$237,825
Net income attributable to noncontrolling interests	(23,273)	(46,862)	(30,535)
Net income attributable to preferred stockholders	(11,794)	(7,947)	(2,804)
Net income attributable to participating securities	(950)	(1,082)	(813)
Net income attributable to Aimco common stockholders	$235,966	$300,220	$203,673

Denominator:
Weighted average common shares outstanding – basic	155,177	145,639	145,291
Dilutive potential common shares	393	363	241
Weighted average common shares outstanding – diluted	155,570	146,002	145,532

Earnings per common share – basic and diluted:
Income from continuing operations attributable to Aimco common stockholders	$1.52	$2.06	$0.29
Income from discontinued operations attributable to Aimco common stockholders	—	—	1.11
Net income attributable to Aimco common stockholders	$1.52	$2.06	$1.40

Dividends declared per common share	$1.18	$1.04	$0.96

The Aimco Operating Partnership
The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings per common unit for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit data):

	2015	2014	2013
Numerator:
Income from continuing operations	$91,390	$67,475	$34,596
Gain on dispositions of real estate, net of tax	180,593	288,636	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(4,776)	(24,595)	19,369
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(18,737)	(14,444)	(9,227)
Income attributable to participating securities	(950)	(1,082)	(813)
Income from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$247,520	$315,990	$43,925

Income from discontinued operations, net of tax	$—	$—	$203,229
Income from discontinued operations attributable to noncontrolling interests	—	—	(31,842)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$—	$171,387

Net income	$271,983	$356,111	$237,825
Net income attributable to noncontrolling interests	(4,776)	(24,595)	(12,473)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(18,737)	(14,444)	(9,227)
Net income attributable to participating securities	(950)	(1,082)	(813)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$247,520	$315,990	$215,312

Denominator:
Weighted average common units outstanding – basic	162,834	153,363	153,256
Dilutive potential common units	393	363	241
Weighted average common units outstanding – diluted	163,227	153,726	153,497

Earnings per common unit – basic and diluted:
Income from continuing operations attributable to the Partnership’s common unitholders	$1.52	$2.06	$0.29
Income from discontinued operations attributable to the Partnership’s common unitholders	—	—	1.11
Net income attributable to the Partnership’s common unitholders	$1.52	$2.06	$1.40

Distributions declared per common unit	$1.18	$1.04	$0.96
Aimco and the Aimco Operating Partnership
As of December 31, 2015, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 1.4 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the years ended December 31, 2015, 2014 and 2013, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. Participating securities, consisting primarily of unvested time-based awards of restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.3 million, 0.5 million and 0.6 million at December 31, 2015, 2014 and 2013, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

As discussed in Note 10, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash or at its option, shares of Common Stock. As of December 31, 2015, these preferred OP Units were potentially redeemable for approximately 2.2 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2015 and 2014, is provided below (in thousands, except per share amounts).

	Quarter
2015	First	Second	Third	Fourth
Total revenues	$244,265	$244,783	$246,387	$245,875
Total operating expenses	(183,198)	(179,140)	(182,366)	(180,391)
Operating income	61,067	65,643	64,021	65,484
Income from continuing operations	18,457	23,907	23,769	25,257
Gain on dispositions of real estate, net of tax	85,693	44,781	—	50,119
Net income	104,150	68,688	23,769	75,376
Net income attributable to Aimco common stockholders	$89,344	$60,804	$19,179	$66,639
Earnings per common share - basic:
Income from continuing operations attributable to Aimco common stockholders	$0.58	$0.39	$0.12	$0.43
Net income attributable to Aimco common stockholders	$0.58	$0.39	$0.12	$0.43
Earnings per common share - diluted:
Income from continuing operations attributable to Aimco common stockholders	$0.58	$0.39	$0.12	$0.43
Net income attributable to Aimco common stockholders	$0.58	$0.39	$0.12	$0.43
Weighted average common shares outstanding - basic	153,821	155,524	155,639	155,725
Weighted average common shares outstanding - diluted	154,277	155,954	156,008	156,043

	Quarter
2014	First	Second	Third	Fourth
Total revenues	$248,924	$246,418	$246,843	$242,178
Total operating expenses	(183,646)	(180,621)	(179,376)	(178,370)
Operating income	65,278	65,797	67,467	63,808
Income from continuing operations	12,040	17,943	18,186	19,306
Gain on dispositions of real estate, net of tax	69,492	66,662	126,329	26,153
Net income	81,532	84,605	144,515	45,459
Net income attributable to Aimco common stockholders	$64,235	$75,010	$124,706	$36,269
Earnings per common share - basic:
Income from continuing operations attributable to Aimco common stockholders	$0.44	$0.51	$0.86	$0.25
Net income attributable to Aimco common stockholders	$0.44	$0.51	$0.86	$0.25
Earnings per common share - diluted:
Income from continuing operations attributable to Aimco common stockholders	$0.44	$0.51	$0.85	$0.25
Net income attributable to Aimco common stockholders	$0.44	$0.51	$0.85	$0.25
Weighted average common shares outstanding - basic	145,473	145,657	145,672	145,753
Weighted average common shares outstanding - diluted	145,681	145,985	146,104	146,238

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2015 and 2014, is provided below (in thousands, except per unit amounts).

	Quarter
2015	First	Second	Third	Fourth
Total revenues	$244,265	$244,783	$246,387	$245,875
Total operating expenses	(183,198)	(179,140)	(182,366)	(180,391)
Operating income	61,067	65,643	64,021	65,484
Income from continuing operations	18,457	23,907	23,769	25,257
Gain on dispositions of real estate, net of tax	85,693	44,781	—	50,119
Net income	104,150	68,688	23,769	75,376
Net income attributable to the Partnership’s common unitholders	$93,742	$63,776	$20,072	$69,930
Earnings per common unit - basic:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.58	$0.39	$0.12	$0.43
Net income attributable to the Partnership’s common unitholders	$0.58	$0.39	$0.12	$0.43
Earnings per common unit - diluted:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.58	$0.39	$0.12	$0.43
Net income attributable to the Partnership’s common unitholders	$0.58	$0.39	$0.12	$0.43
Weighted average common units outstanding - basic	161,461	163,149	163,241	163,485
Weighted average common units outstanding - diluted	161,917	163,579	163,610	163,803

	Quarter
2014	First	Second	Third	Fourth
Total revenues	$248,924	$246,418	$246,843	$242,178
Total operating expenses	(183,646)	(180,621)	(179,376)	(178,370)
Operating income	65,278	65,797	67,467	63,808
Income from continuing operations	12,040	17,943	18,186	19,306
Gain on dispositions of real estate, net of tax	69,492	66,662	126,329	26,153
Net income	81,532	84,605	144,515	45,459
Net income attributable to the Partnership’s common unitholders	$67,846	$78,745	$131,255	$38,144
Earnings per common unit - basic:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.86	$0.25
Net income attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.86	$0.25
Earnings per common unit - diluted:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.85	$0.25
Net income attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.85	$0.25
Weighted average common units outstanding - basic	153,329	153,377	153,337	153,408
Weighted average common units outstanding - diluted	153,537	153,705	153,769	153,893

Note 15 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate reportable segment included 140 apartment communities with 40,464 apartment homes at December 31, 2015. Our affordable real estate operations consisted of 56 apartment communities with 8,685 apartment homes at December 31, 2015, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we own and manage.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale, as of December 31, 2015) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2015:
Rental and other property revenues (3)	$798,321	$96,549	$37,369	$24,715	$956,954
Tax credit and asset management revenues	—	—	—	24,356	24,356
Total revenues	798,321	96,549	37,369	49,071	981,310
Property operating expenses (3)	263,573	38,484	13,815	43,521	359,393
Investment management expenses	—	—	—	5,855	5,855
Depreciation and amortization (3)	—	—	—	306,301	306,301
General and administrative expenses	—	—	—	43,178	43,178
Other expenses, net	—	—	—	10,368	10,368
Total operating expenses	263,573	38,484	13,815	409,223	725,095
Operating income (loss)	534,748	58,065	23,554	(360,152)	256,215
Other items included in continuing operations	—	—	—	(164,825)	(164,825)
Income (loss) from continuing operations	$534,748	$58,065	$23,554	$(524,977)	$91,390

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2014:
Rental and other property revenues (3)	$729,657	$94,501	$29,564	$99,109	$952,831
Tax credit and asset management revenues	—	—	—	31,532	31,532
Total revenues	729,657	94,501	29,564	130,641	984,363
Property operating expenses (3)	245,264	38,407	8,878	81,105	373,654
Investment management expenses	—	—	—	7,310	7,310
Depreciation and amortization (3)	—	—	—	282,608	282,608
Provision for real estate impairment losses (3)	—	—	—	1,820	1,820
General and administrative expenses	—	—	—	44,092	44,092
Other expenses, net	—	—	—	12,529	12,529
Total operating expenses	245,264	38,407	8,878	429,464	722,013
Operating income (loss)	484,393	56,094	20,686	(298,823)	262,350
Other items included in continuing operations	—	—	—	(194,875)	(194,875)
Income (loss) from continuing operations	$484,393	$56,094	$20,686	$(493,698)	$67,475

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2013:
Rental and other property revenues (3)	$679,422	$93,033	$66,489	$100,287	$939,231
Tax credit and asset management revenues	—	—	—	34,822	34,822
Total revenues	679,422	93,033	66,489	135,109	974,053
Property operating expenses (3)	233,183	37,433	25,192	79,902	375,710
Investment management expenses	—	—	—	4,341	4,341
Depreciation and amortization (3)	—	—	—	291,910	291,910
General and administrative expenses	—	—	—	45,670	45,670
Other expenses, net	—	—	—	7,403	7,403
Total operating expenses	233,183	37,433	25,192	429,226	725,034
Operating income (loss)	446,239	55,600	41,297	(294,117)	249,019
Other items included in continuing operations	—	—	—	(214,423)	(214,423)
Income (loss) from continuing operations	$446,239	$55,600	$41,297	$(508,540)	$34,596

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. As discussed in Note 2, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the segment presentation above, the current year and prior years' operating results for apartment communities sold or classified as held for sale during the years ended December 31, 2015 and 2014, are presented within the Corporate and Amounts Not Allocated to Segments column. The operating results for the year ended December 31, 2013, for apartment communities sold through December 31, 2013, are presented within discontinued operations and are accordingly excluded from the segment presentation above.

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

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	December 31,
	2015	2014
Conventional	$5,107,059	$4,841,402
Affordable	421,932	439,488
Proportionate adjustments (1)	175,042	179,323
Corporate and other assets (2)	440,161	636,815
Total consolidated assets	$6,144,194	$6,097,028

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated apartment communities, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale, therefore, assets related to apartment communities sold or classified as held for sale during the periods are included within Corporate and other assets for comparative periods presented.

For the years ended December 31, 2015, 2014 and 2013, capital additions related to our conventional segment totaled $350.1 million, $355.4 million and $365.3 million, respectively, and capital additions related to our affordable segment totaled $12.9 million, $12.1 million and $10.7 million, respectively.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(In Thousands Except Apartment Home Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2015
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Apartment Communities:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$7,674	$2,664	$26,489	$29,153	$(12,726)	$16,427	$—
118-122 West 23rd Street	High Rise	Jun 2012	New York, NY	1987	42	14,985	23,459	6,171	14,985	29,630	44,615	(4,265)	40,350	18,726
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	363	4,281	1,115	5,396	(440)	4,956	2,419
173 E. 90th Street	High Rise	May 2004	New York, NY	1910	72	12,066	4,535	3,008	12,066	7,543	19,609	(2,749)	16,860	7,120
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	3,789	19,123	7,089	26,212	(2,618)	23,594	13,471
21 Fitzsimons	Mid-Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	1,583	12,864	106,303	119,167	(5,055)	114,112	48,995
234 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	482	2,448	4,931	7,379	(351)	7,028	3,433
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	43	8,820	2,914	1,789	8,820	4,703	13,523	(1,605)	11,918	11,587
237-239 Ninth Avenue	High Rise	Mar 2005	New York, NY	1900	36	8,495	1,866	2,820	8,495	4,686	13,181	(1,578)	11,603	5,909
240 West 73rd Street, LLC	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	9,914	68,109	22,054	90,163	(7,797)	82,366	—
2900 on First Apartments	Mid Rise	Oct 2008	Seattle, WA	1989	135	19,070	17,518	32,320	19,070	49,838	68,908	(11,931)	56,977	—
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	525	2,680	1,531	4,211	(522)	3,689	1,973
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	503	5,678	2,112	7,790	(1,293)	6,497	4,159
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,175	6,372	3,399	9,771	(1,456)	8,315	3,628
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	73,411	57,241	138,917	196,158	(77,731)	118,427	108,983
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	397	1,982	1,005	2,987	(381)	2,606	2,708
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	5,268	25,553	12,369	37,922	(4,936)	32,986	19,679
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	399	3,163	1,401	4,564	(450)	4,114	2,902
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	842	6,282	3,010	9,292	(1,213)	8,079	3,933
518 East 88th Street	Mid-Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	469	2,233	4,784	7,017	(365)	6,652	2,974
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	5,527	15,444	13,436	28,880	(6,065)	22,815	9,284
865 Bellevue	Garden	Jul 2000	Nashville, TN	1972	326	3,562	12,037	28,446	3,562	40,483	44,045	(25,489)	18,556	17,533
1045 on the Park Apartments Homes	Mid Rise	Jul 2013	Atlanta, GA	2012	30	2,793	6,662	139	2,793	6,801	9,594	(592)	9,002	5,981
Axiom Apartment Homes	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	165	—	63,777	63,777	(1,580)	62,197	35,000
Bank Lofts	High Rise	Apr 2001	Denver, CO	1920	125	3,525	9,045	3,632	3,525	12,677	16,202	(6,053)	10,149	11,181
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	471	22,680	41,847	9,486	22,680	51,333	74,013	(14,939)	59,074	44,194
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	5,300	3,262	46,013	49,275	(18,304)	30,971	29,820
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	12,765	19,944	48,710	68,654	(22,056)	46,598	32,051
Bluffs at Pacifica, The	Garden	Oct 2006	Pacifica, CA	1963	64	8,108	4,132	14,672	8,108	18,804	26,912	(9,922)	16,990	5,694
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	5,634	3,446	26,223	29,669	(12,820)	16,849	16,333
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,205	754	27,935	28,689	(16,502)	12,187	6,708
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	27,070	29,407	68,314	97,721	(34,668)	63,053	—
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	1,297	5,367	15,739	21,106	(1,862)	19,244	9,448
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	13,699	4,867	37,316	42,183	(17,380)	24,803	40,536
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	54,533	11,708	127,867	139,575	(67,386)	72,189	45,050
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	6,024	7,508	12,625	20,133	(7,170)	12,963	9,708
Cedar Rim	Garden	Apr 2000	Newcastle, WA	1980	104	761	5,218	16,939	761	22,157	22,918	(18,439)	4,479	7,246
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	281	3,399	12,007	15,406	(966)	14,440	8,214
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	10,196	12,338	24,495	36,833	(13,517)	23,316	38,940
Chestnut Hill Village	Garden	Apr 2000	Philadelphia, PA	1963	821	6,469	49,316	43,542	6,469	92,858	99,327	(57,694)	41,633	54,374
Chimneys of Cradle Rock	Garden	Jun 2004	Columbia, MD	1979	198	2,040	8,108	536	2,040	8,644	10,684	(2,889)	7,795	15,619

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2015
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880	59	35,527	9,450	5,137	35,527	14,587	50,114	(8,251)	41,863	26,853
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	5,882	3,189	18,580	21,769	(11,630)	10,139	12,021
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	14,535	15,765	24,750	40,515	(17,836)	22,679	—
Eastpointe	Garden	Dec 2014	Boulder, CO	1970	140	15,300	2,705	53	15,300	2,758	18,058	(98)	17,960	—
Elm Creek	Mid Rise	Dec 1997	Elmhurst, IL	1987	400	5,910	30,830	29,904	5,910	60,734	66,644	(26,752)	39,892	39,940
Evanston Place	High Rise	Dec 1997	Evanston, IL	1990	190	3,232	25,546	11,823	3,232	37,369	40,601	(16,285)	24,316	20,005
Farmingdale	Mid Rise	Oct 2000	Darien, IL	1975	240	11,763	15,174	9,766	11,763	24,940	36,703	(11,975)	24,728	14,979
Flamingo Towers	High Rise	Sep 1997	Miami Beach, FL	1960	1,227	32,430	48,808	267,185	32,434	315,989	348,423	(137,704)	210,719	109,398
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	20,843	2,379	38,042	40,421	(21,879)	18,542	6,781
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	38,356	15,496	134,418	149,914	(73,312)	76,602	237,881
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	2,700	12,351	15,868	28,219	(6,769)	21,450	7,863
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	1,252	4,577	5,309	9,886	(2,595)	7,291	2,634
Grand Pointe	Garden	Dec 1999	Columbia, MD	1972	325	2,714	16,771	5,977	2,714	22,748	25,462	(11,931)	13,531	—
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	1,659	1,055	9,224	10,279	(6,112)	4,167	6,831
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	1,625	—	11,834	11,834	(7,036)	4,798	7,060
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	1,455	1,832	9,996	11,828	(6,295)	5,533	8,291
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	10,350	3,043	27,966	31,009	(14,817)	16,192	35,320
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	7,063	12,849	13,593	26,442	(7,274)	19,168	14,310
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	18,465	35,862	65,681	101,543	(31,011)	70,532	67,724
Hillmeade	Garden	Nov 1994	Nashville, TN	1986	288	2,872	16,070	12,287	2,872	28,357	31,229	(16,545)	14,684	16,307
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	2,373	8,887	8,750	17,637	(3,752)	13,885	—
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	9,320	17,859	22,469	40,328	(11,993)	28,335	—
Hunter's Chase	Garden	Jan 2001	Midlothian, VA	1985	320	7,935	7,915	3,156	7,935	11,071	19,006	(5,032)	13,974	14,704
Hunters Glen	Garden	Oct 1999	Plainsboro, NJ	1976	896	8,778	47,259	39,501	8,778	86,760	95,538	(63,424)	32,114	62,228
Hyde Park Tower	High Rise	Oct 2004	Chicago, IL	1990	155	4,731	14,927	5,076	4,731	20,003	24,734	(5,429)	19,305	13,499
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	5,323	24,523	21,124	45,647	(10,467)	35,180	—
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	16,400	18,027	45,054	63,081	(27,267)	35,814	58,917
Key Towers	High Rise	Apr 2001	Alexandria, VA	1964	140	1,526	7,050	6,794	1,526	13,844	15,370	(9,988)	5,382	9,939
Lakeside	Garden	Oct 1999	Lisle, IL	1972	568	5,840	27,937	32,367	5,840	60,304	66,144	(40,623)	25,521	26,830
Lakeside at Vinings Mountain	Garden	Jan 2000	Atlanta, GA	1983	220	2,111	11,862	15,536	2,111	27,398	29,509	(19,806)	9,703	13,985
Latrobe	High Rise	Jan 2003	Washington, DC	1980	175	3,459	9,103	16,471	3,459	25,574	29,033	(17,915)	11,118	28,460
Lincoln Place (5)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	331,935	44,197	342,374	386,571	(41,609)	344,962	197,449
Lodge at Chattahoochee, The	Garden	Oct 1999	Sandy Springs, GA	1970	312	2,335	16,370	20,826	2,335	37,196	39,531	(24,539)	14,992	20,530
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	21,973	69,834	75,411	145,245	(36,536)	108,709	111,854
Maple Bay	Garden	Dec 1999	Virginia Beach, VA	1971	414	2,597	16,141	28,071	2,597	44,212	46,809	(30,732)	16,077	—
Mariner's	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	7,956	—	74,817	74,817	(32,476)	42,341	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	4,863	1,435	29,396	30,831	(15,893)	14,938	—
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	7,558	1,836	18,389	20,225	(9,281)	10,944	17,911
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	9	4,292	34,187	38,479	(1,153)	37,326	24,962
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	4,178	34,325	26,117	60,442	(9,158)	51,284	—
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	14,615	12,528	33,420	45,948	(684)	45,264	13,906
One Canal	High Rise	Sep 2013	Boston, MA	In process	310	—	15,873	146,811	—	162,684	162,684	(1)	162,683	86,151
Pacific Bay Vistas (5)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	36,590	23,354	99,050	122,404	(14,841)	107,563	70,356
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	4,465	12,970	11,044	24,014	(5,001)	19,013	11,687
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	30,633	48,362	156,097	204,459	(65,684)	138,775	170,000
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	18,586	72,578	155,089	227,667	(61,475)	166,192	117,447
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	948	10,472	47,301	213,782	10,472	261,083	271,555	(59,556)	211,999	—
Parkway	Garden	Mar 2000	Willamsburg, VA	1971	148	386	2,834	2,757	386	5,591	5,977	(3,450)	2,527	—

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2015
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Pathfinder Village	Garden	Jan 2006	Fremont, CA	1973	246	19,595	14,838	10,266	19,595	25,104	44,699	(11,145)	33,554	39,604
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	12,506	4,684	24,219	28,903	(13,562)	15,341	7,301
Peak at Vinings Mountain, The	Garden	Jan 2000	Atlanta, GA	1980	280	2,651	13,660	18,395	2,651	32,055	34,706	(23,516)	11,190	14,776
Plantation Gardens	Garden	Oct 1999	Plantation ,FL	1971	372	3,773	19,443	19,344	3,773	38,787	42,560	(21,336)	21,224	21,737
Post Ridge	Garden	Jul 2000	Nashville, TN	1972	150	1,883	6,712	4,557	1,883	11,269	13,152	(7,181)	5,971	5,465
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	18,179	30,132	81,024	18,179	111,156	129,335	(7,458)	121,877	38,478
Ravensworth Towers	High Rise	Jun 2004	Annandale, VA	1974	219	3,455	17,157	3,055	3,455	20,212	23,667	(12,328)	11,339	21,613
Reflections	Garden	Sep 2000	Virginia Beach, VA	1987	480	15,988	13,684	4,840	15,988	18,524	34,512	(9,758)	24,754	29,352
River Club,The	Garden	Apr 2005	Edgewater, NJ	1998	266	30,579	30,638	3,783	30,579	34,421	65,000	(12,764)	52,236	—
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	29,301	2,120	40,587	42,707	(18,171)	24,536	12,495
Riverside	High Rise	Apr 2000	Alexandria ,VA	1973	1,222	10,854	65,473	91,415	10,854	156,888	167,742	(110,957)	56,785	114,639
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	3,600	12,430	11,660	24,090	(5,475)	18,615	16,697
Royal Crest Estates	Garden	Aug 2002	Warwick, RI	1972	492	22,433	24,095	4,365	22,433	28,460	50,893	(17,152)	33,741	34,670
Royal Crest Estates	Garden	Aug 2002	Nashua, NH	1970	902	68,230	45,562	11,025	68,230	56,587	124,817	(36,300)	88,517	32,759
Royal Crest Estates	Garden	Aug 2002	Marlborough, MA	1970	473	25,178	28,786	8,731	25,178	37,517	62,695	(20,443)	42,252	32,188
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	21,462	51,292	58,270	109,562	(27,517)	82,045	—
Savannah Trace	Garden	Mar 2001	Shaumburg, IL	1986	368	13,960	20,731	5,185	13,960	25,916	39,876	(13,367)	26,509	24,142
Saybrook Point	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	625	32,842	85,082	117,924	(2,957)	114,967	64,861
Scotchollow	Garden	Jan 2006	San Mateo, CA	1971	418	49,475	17,756	12,635	49,475	30,391	79,866	(14,101)	65,765	75,749
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	19,746	18,200	76,944	95,144	(43,570)	51,574	61,964
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	2,857	5,587	10,141	15,728	(3,214)	12,514	—
Steeplechase	Garden	Sep 2000	Largo, MD	1986	240	3,675	16,111	4,464	3,675	20,575	24,250	(11,298)	12,952	—
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	535	8,871	55,365	75,489	8,871	130,854	139,725	(49,401)	90,324	69,983
Stone Creek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	6,895	13,593	16,242	29,835	(10,321)	19,514	—
Timbers at Long Reach Apartment Homes	Garden	Apr 2005	Columbia, MD	1979	178	2,430	12,181	496	2,430	12,677	15,107	(6,704)	8,403	12,896
Towers Of Westchester Park, The	High Rise	Jan 2006	College Park, MD	1972	303	15,198	22,029	11,982	15,198	34,011	49,209	(13,952)	35,257	24,952
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	6,618	1,536	16,391	17,927	(10,131)	7,796	14,738
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,550	530	5,274	19,080	24,354	(663)	23,691	—
Twin Lake Towers	High Rise	Oct 1999	Westmont, IL	1969	399	3,268	18,763	37,876	3,268	56,639	59,907	(41,472)	18,435	31,110
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	1,652	4,748	11,741	16,489	(4,312)	12,177	4,561
Views at Vinings Mountain, The	Garden	Jan 2006	Atlanta, GA	1983	180	610	5,026	12,011	610	17,037	17,647	(15,466)	2,181	—
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	2,284	7,476	7,145	14,621	(4,044)	10,577	11,237
Village of Pennbrook	Garden	Oct 1998	Levittown, PA	1969	722	10,240	38,222	11,293	10,240	49,515	59,755	(29,580)	30,175	44,021
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	6,950	8,630	55,821	64,451	(25,367)	39,084	19,248
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	1,978	9,693	8,796	18,489	(3,329)	15,160	9,689
Vivo	High Rise	Jun 2015	Cambridge, MA	2015	91	6,450	35,974	1,332	6,450	37,306	43,756	(480)	43,276	—
Waterford Village	Garden	Aug 2002	Bridgewater, MA	1971	588	29,110	28,101	3,161	29,110	31,262	60,372	(22,639)	37,733	37,394
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	6,180	4,504	17,244	21,748	(9,092)	12,656	—
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	2,289	7,920	13,636	21,556	(4,422)	17,134	12,241
Wexford Village	Garden	Aug 2002	Worcester, MA	1974	264	6,349	17,939	1,725	6,349	19,664	26,013	(10,694)	15,319	9,290
Willow Bend	Garden	May 1998	Rolling Meadows, IL	1969	328	2,717	15,437	26,474	2,717	41,911	44,628	(29,319)	15,309	18,037
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	19,074	24,960	36,664	61,624	(25,511)	36,113	41,084
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	5,503	4,279	21,473	25,752	(10,732)	15,020	17,992
Woods Of Williamsburg	Garden	Jan 2006	Williamsburg, VA	1976	125	798	3,657	1,103	798	4,760	5,558	(3,930)	1,628	—
Yacht Club at Brickell	High Rise	Dec 2003	Miami, FL	1998	357	31,362	32,214	9,809	31,362	42,023	73,385	(13,309)	60,076	47,304
Yorktown Apartments	High Rise	Dec 1999	Lombard, IL	1971	364	3,055	18,162	33,837	3,055	51,999	55,054	(23,181)	31,873	30,328
Total Conventional Apartment Communities					40,226	1,834,423	3,104,080	2,606,954	1,744,952	5,711,030	7,455,982	(2,371,248)	5,084,734	3,515,121

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2015
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Affordable Apartment Communities:
All Hallows	Garden	Jan 2006	San Francisco, CA	1976	157	1,338	29,770	21,196	1,338	50,966	52,304	(29,359)	22,945	22,334
Arvada House	High Rise	Nov 2004	Arvada, CO	1977	88	405	3,314	2,289	405	5,603	6,008	(2,602)	3,406	3,909
Bayview	Garden	Jun 2005	San Francisco, CA	1976	146	582	15,265	17,888	582	33,153	33,735	(20,987)	12,748	11,604
Beacon Hill	High Rise	Mar 2002	Hillsdale, MI	1980	198	1,094	7,044	6,171	1,094	13,215	14,309	(6,359)	7,950	6,774
Biltmore Towers	High Rise	Mar 2002	Dayton, OH	1980	230	1,814	6,411	13,114	1,814	19,525	21,339	(12,498)	8,841	10,257
Butternut Creek	Mid Rise	Jan 2006	Charlotte, MI	1980	100	505	3,617	3,975	505	7,592	8,097	(5,851)	2,246	4,047
Carriage House	Mid Rise	Dec 2006	Petersburg, VA	1885	118	716	2,886	4,233	716	7,119	7,835	(3,923)	3,912	1,833
City Line	Garden	Mar 2002	Newport News, VA	1976	200	500	2,014	7,712	500	9,726	10,226	(4,582)	5,644	4,324
Copperwood I Apartments	Garden	Apr 2006	The Woodlands, TX	1980	150	383	8,373	5,901	383	8,117	8,500	(6,142)	2,358	5,156
Copperwood II Apartments	Garden	Oct 2005	The Woodlands, TX	1981	150	459	5,553	3,647	459	9,200	9,659	(5,442)	4,217	5,320
Country Club Heights	Garden	Mar 2004	Quincy, IL	1976	200	676	5,715	5,113	676	10,828	11,504	(6,097)	5,407	5,472
Crevenna Oaks	Town Home	Jan 2006	Burke, VA	1979	50	—	5,203	437	—	5,640	5,640	(3,181)	2,459	2,492
Fountain Place	Mid Rise	Jan 2006	Connersville, IN	1980	102	378	2,091	3,205	378	5,296	5,674	(2,046)	3,628	918
Hopkins Village	Mid Rise	Sep 2003	Baltimore, MD	1979	165	549	5,973	3,821	549	9,794	10,343	(4,406)	5,937	9,100
Ingram Square	Garden	Jan 2006	San Antonio, TX	1980	120	800	3,136	5,899	800	9,035	9,835	(5,559)	4,276	3,251
Kirkwood House	High Rise	Sep 2004	Baltimore, MD	1979	261	1,337	9,358	9,053	1,337	18,411	19,748	(8,568)	11,180	16,000
La Salle	Garden	Oct 2000	San Francisco, CA	1976	145	1,866	19,567	17,969	1,866	37,536	39,402	(25,603)	13,799	17,522
La Vista	Garden	Jan 2006	Concord, CA	1981	75	581	4,449	4,668	581	9,117	9,698	(3,772)	5,926	4,950
Loring Towers	High Rise	Oct 2002	Minneapolis, MN	1975	230	886	7,445	8,220	886	15,665	16,551	(7,613)	8,938	9,578
Loring Towers Apartments	High Rise	Sep 2003	Salem, MA	1973	250	187	14,050	7,940	187	21,990	22,177	(10,106)	12,071	9,978
New Baltimore	Mid Rise	Mar 2002	New Baltimore, MI	1980	101	896	2,360	5,311	896	7,671	8,567	(4,208)	4,359	1,982
Northpoint	Garden	Jan 2000	Chicago, IL	1921	304	2,510	14,334	15,511	2,510	29,845	32,355	(21,599)	10,756	17,580
Panorama Park	Garden	Mar 2002	Bakersfield, CA	1982	66	521	5,520	1,210	521	6,730	7,251	(3,547)	3,704	1,790
Park Place	Mid Rise	Jun 2005	St Louis, MO	1977	242	705	6,327	8,260	705	14,587	15,292	(10,771)	4,521	8,524
Parkways, The	Garden	Jun 2004	Chicago, IL	1925	446	3,426	23,257	20,768	3,426	44,025	47,451	(25,348)	22,103	16,953
Pavilion	High Rise	Mar 2004	Philadelphia, PA	1976	296	—	15,415	2,308	—	17,723	17,723	(9,034)	8,689	6,585
Pleasant Hills	Garden	Apr 2005	Austin, TX	1982	100	1,229	2,631	3,859	1,229	6,490	7,719	(3,763)	3,956	2,951
Plummer Village	Mid Rise	Mar 2002	North Hills, CA	1983	75	666	2,647	1,313	666	3,960	4,626	(2,634)	1,992	2,336
Riverwoods	High Rise	Jan 2006	Kankakee, IL	1983	125	598	4,931	3,628	598	8,559	9,157	(3,642)	5,515	3,493
Round Barn Manor	Garden	Mar 2002	Champaign, IL	1979	156	810	5,134	6,130	810	11,264	12,074	(4,111)	7,963	4,210
San Jose Apartments	Garden	Sep 2005	San Antonio, TX	1970	220	234	5,770	12,398	234	18,168	18,402	(9,917)	8,485	4,358
San Juan Del Centro	Mid Rise	Sep 2005	Boulder, CO	1971	150	439	7,110	13,147	439	20,257	20,696	(10,729)	9,967	11,707
Shoreview	Garden	Oct 1999	San Francisco, CA	1976	156	1,476	19,071	19,803	1,476	38,874	40,350	(27,030)	13,320	18,957
South Bay Villa	Garden	Mar 2002	Los Angeles, CA	1981	80	1,352	2,770	3,556	1,352	6,326	7,678	(5,205)	2,473	2,752
St. George Villas	Garden	Jan 2006	St. George, SC	1984	40	107	1,025	382	107	1,407	1,514	(1,140)	374	378
Stonegate Apts	Mid Rise	Jul 2009	Indianapolis, IN	1920	52	122	1,920	764	122	2,684	2,806	(1,478)	1,328	1,799
Summit Oaks	Town Home	Jan 2006	Burke, VA	1980	50	—	5,311	444	—	5,755	5,755	(3,070)	2,685	2,478
Tamarac Pines Apartments I	Garden	Nov 2004	Woodlands, TX	1980	144	363	2,775	3,366	363	6,141	6,504	(3,396)	3,108	3,692
Tamarac Pines Apartments II	Garden	Nov 2004	Woodlands, TX	1980	156	266	3,195	4,020	266	7,215	7,481	(3,918)	3,563	4,000
Terry Manor	Mid Rise	Oct 2005	Los Angeles, CA	1977	170	1,997	5,848	5,265	1,997	11,113	13,110	(8,419)	4,691	6,254
Tompkins Terrace	Garden	Oct 2002	Beacon, NY	1974	193	872	6,827	14,306	872	21,133	22,005	(10,200)	11,805	6,613
University Square	High Rise	Mar 2005	Philadelphia, PA	1978	442	702	12,201	13,014	702	25,215	25,917	(8,788)	17,129	—
Van Nuys Apartments	High Rise	Mar 2002	Los Angeles, CA	1981	299	3,576	21,226	23,543	3,576	44,769	48,345	(18,832)	29,513	24,151
Wah Luck House	High Rise	Jan 2006	Washington, DC	1982	153	—	7,772	661	—	8,433	8,433	(2,922)	5,511	5,457
Walnut Hills	High Rise	Jan 2006	Cincinnati, OH	1983	198	826	5,608	5,635	820	11,249	12,069	(5,613)	6,456	5,117
Washington Square West	Mid Rise	Sep 2004	Philadelphia, PA	1982	132	582	11,169	5,273	582	16,442	17,024	(11,093)	5,931	3,474
Whitefield Place	Garden	Apr 2005	San Antonio, TX	1980	80	219	3,151	2,128	219	5,279	5,498	(2,989)	2,509	2,028

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2015
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Winter Gardens	High Rise	Mar 2004	St Louis, MO	1920	112	300	3,072	4,706	300	7,778	8,078	(2,654)	5,424	3,336
Woodland Hills	Garden	Oct 2005	Jackson, MI	1980	125	320	3,875	3,950	327	7,818	8,145	(4,662)	3,483	3,265
Total Affordable Apartment Communities					7,998	40,170	373,486	357,110	40,171	724,438	764,609	(405,408)	359,201	331,039
Other (6)					—	76,034	10,474	384	76,034	10,858	86,892	(1,366)	85,526	—
Total					48,224	$1,950,627	$3,488,040	$2,964,448	$1,861,157	$6,446,326	$8,307,483	$(2,778,022)	$5,529,461	$3,846,160

(1) Date we acquired the apartment community or first consolidated the partnership which owns the apartment community.
(2) For 2008 and prior periods, costs to acquire the noncontrolling interest’s share of our consolidated real estate partnerships were capitalized as part of the initial cost.
(3) Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/apartment community.
(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $3.8 billion at December 31, 2015.
(5) The current carrying value of the apartment community reflects an impairment loss recognized during prior periods.
(6) Other includes land parcels and certain non-residential properties held for future development.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2015, 2014 and 2013
(In Thousands)

	2015	2014	2013
Real Estate Balance at beginning of year	$8,144,958	$8,214,081	$8,333,419
Additions during the year:
Acquisitions	147,077	379,187	66,058
Capital additions	362,948	367,454	376,038
Casualty and other write-offs (1)	(79,561)	(111,068)	(98,489)
Amounts related to assets held for sale	(7,036)	(38,744)	—
Sales	(260,903)	(665,952)	(462,945)
Balance at end of year	$8,307,483	$8,144,958	$8,214,081
Accumulated Depreciation Balance at beginning of year	$2,672,179	$2,822,872	$2,820,765
Additions during the year:
Depreciation	285,514	265,060	288,666
Deductions during the year:
Casualty and other write-offs (1)	(78,838)	(106,802)	(92,775)
Amounts related to assets held for sale	(4,427)	(12,304)	—
Sales	(96,406)	(296,647)	(193,784)
Balance at end of year	$2,778,022	$2,672,179	$2,822,872

(1)	Includes the write-off of fully depreciated assets totaling $76.9 million, $106.3 million and $91.9 million, during the years ended December 31, 2015, 2014 and 2013, respectively.