Form 10-Q
period 2016-03-31
APARTMENT INVESTMENT & MANAGEMENT CO; AIMCO PROPERTIES L.P.
filed 2016-04-29
CIK 922864, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of April 28, 2016: 156,605,152
The number of Partnership Common Units outstanding as of April 28, 2016: 164,407,158

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended March 31, 2016, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean, collectively, Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of March 31, 2016, owned a 95.2% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 4.8% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,525,006	$6,446,326
Land	1,861,157	1,861,157
Total real estate	8,386,163	8,307,483
Accumulated depreciation	(2,858,642)	(2,778,022)
Net real estate	5,527,521	5,529,461
Cash and cash equivalents	64,454	50,789
Restricted cash	90,158	86,956
Other assets	460,080	448,405
Assets held for sale	—	3,070
Total assets	$6,142,213	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,811,510	$3,822,141
Revolving credit facility borrowings	106,080	27,000
Total indebtedness	3,917,590	3,849,141
Accounts payable	37,792	36,123
Accrued liabilities and other	305,604	317,481
Deferred income	59,961	64,052
Liabilities related to assets held for sale	—	53
Total liabilities	4,320,947	4,266,850
Preferred noncontrolling interests in Aimco Operating Partnership	86,201	87,926
Commitments and contingencies (Note 5)
Equity:
Perpetual Preferred Stock	159,126	159,126
Common Stock, $0.01 par value, 500,787,260 shares authorized, 156,605,152 and 156,326,416 shares issued/outstanding at March 31, 2016 and December 31, 2015, respectively	1,566	1,563
Additional paid-in capital	4,068,196	4,064,659
Accumulated other comprehensive loss	(431)	(6,040)
Distributions in excess of earnings	(2,625,295)	(2,596,917)
Total Aimco equity	1,603,162	1,622,391
Noncontrolling interests in consolidated real estate partnerships	142,742	151,365
Common noncontrolling interests in Aimco Operating Partnership	(10,839)	(9,851)
Total equity	1,735,065	1,763,905
Total liabilities and equity	$6,142,213	$6,118,681

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Rental and other property revenues	$241,481	$238,289
Tax credit and asset management revenues	4,758	5,976
Total revenues	246,239	244,265

OPERATING EXPENSES
Property operating expenses	88,397	95,492
Investment management expenses	975	1,603
Depreciation and amortization	79,828	74,432
General and administrative expenses	11,935	10,652
Other expenses, net	1,570	1,019
Total operating expenses	182,705	183,198
Operating income	63,534	61,067
Interest income	1,835	1,725
Interest expense	(47,634)	(53,520)
Other, net	77	2,264
Income before income taxes and gain on dispositions	17,812	11,536
Income tax benefit	5,886	6,921
Income before gain on dispositions	23,698	18,457
Gain on dispositions of real estate, net of tax	6,187	85,693
Net income	29,885	104,150
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(930)	(4,756)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,726)	(1,736)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(1,172)	(4,398)
Net income attributable to noncontrolling interests	(3,828)	(10,890)
Net income attributable to Aimco	26,057	93,260
Net income attributable to Aimco preferred stockholders	(2,757)	(3,522)
Net income attributable to participating securities	(77)	(394)
Net income attributable to Aimco common stockholders	$23,223	$89,344

Net income attributable to Aimco per common share – basic and diluted (Note 7)	$0.15	$0.58
Dividends declared per common share	$0.33	$0.28

Weighted average common shares outstanding – basic	155,791	153,821
Weighted average common shares outstanding – diluted	156,117	154,277

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$29,885	$104,150
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(674)	(786)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	420	423
Unrealized gains (losses) on debt securities classified as available-for-sale	6,183	(217)
Other comprehensive income (loss)	5,929	(580)
Comprehensive income	35,814	103,570
Comprehensive income attributable to noncontrolling interests	(4,148)	(10,863)
Comprehensive income attributable to Aimco	$31,666	$92,707

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,885	$104,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,828	74,432
Gain on dispositions of real estate, net of tax	(6,187)	(85,693)
Other adjustments	(8,749)	(8,495)
Net changes in operating assets and operating liabilities	(20,824)	(19,743)
Net cash provided by operating activities	73,953	64,651
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(2,275)	(40,800)
Capital expenditures	(79,576)	(71,742)
Proceeds from dispositions of real estate	9,601	133,305
Purchases of corporate assets	(1,764)	(2,167)
Change in restricted cash	3,234	2,546
Other investing activities	5,209	(699)
Net cash (used in) provided by investing activities	(65,571)	20,443
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	7,766	18,473
Principal repayments on non-recourse property debt	(19,179)	(140,858)
Net borrowings (repayments) on revolving credit facility	79,080	(112,330)
Proceeds from issuance of Common Stock	—	366,585
Redemption of Preferred Stock	—	(27,000)
Payment of dividends to holders of Preferred Stock	(2,757)	(2,827)
Payment of dividends to holders of Common Stock	(51,523)	(43,758)
Payment of distributions to noncontrolling interests	(6,423)	(6,203)
Other financing activities	(1,681)	(1,657)
Net cash provided by financing activities	5,283	50,425
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,665	135,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,454	$164,490

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Buildings and improvements	$6,525,006	$6,446,326
Land	1,861,157	1,861,157
Total real estate	8,386,163	8,307,483
Accumulated depreciation	(2,858,642)	(2,778,022)
Net real estate	5,527,521	5,529,461
Cash and cash equivalents	64,454	50,789
Restricted cash	90,158	86,956
Other assets	460,080	448,405
Assets held for sale	—	3,070
Total assets	$6,142,213	$6,118,681

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,811,510	$3,822,141
Revolving credit facility borrowings	106,080	27,000
Total indebtedness	3,917,590	3,849,141
Accounts payable	37,792	36,123
Accrued liabilities and other	305,604	317,481
Deferred income	59,961	64,052
Liabilities related to assets held for sale	—	53
Total liabilities	4,320,947	4,266,850
Redeemable preferred units	86,201	87,926
Commitments and contingencies (Note 5)
Partners’ Capital:
Preferred units	159,126	159,126
General Partner and Special Limited Partner	1,444,036	1,463,265
Limited Partners	(10,839)	(9,851)
Partners’ capital attributable to the Aimco Operating Partnership	1,592,323	1,612,540
Noncontrolling interests in consolidated real estate partnerships	142,742	151,365
Total partners’ capital	1,735,065	1,763,905
Total liabilities and partners’ capital	$6,142,213	$6,118,681

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Rental and other property revenues	$241,481	$238,289
Tax credit and asset management revenues	4,758	5,976
Total revenues	246,239	244,265

OPERATING EXPENSES
Property operating expenses	88,397	95,492
Investment management expenses	975	1,603
Depreciation and amortization	79,828	74,432
General and administrative expenses	11,935	10,652
Other expenses, net	1,570	1,019
Total operating expenses	182,705	183,198
Operating income	63,534	61,067
Interest income	1,835	1,725
Interest expense	(47,634)	(53,520)
Other, net	77	2,264
Income before income taxes and gain on dispositions	17,812	11,536
Income tax benefit	5,886	6,921
Income before gain on dispositions	23,698	18,457
Gain on dispositions of real estate, net of tax	6,187	85,693
Net income	29,885	104,150
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(930)	(4,756)
Net income attributable to the Aimco Operating Partnership	28,955	99,394
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(4,483)	(5,258)
Net income attributable to participating securities	(77)	(394)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$24,395	$93,742

Net income attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 7)	$0.15	$0.58
Distributions declared per common unit	$0.33	$0.28

Weighted average common units outstanding – basic	163,639	161,461
Weighted average common units outstanding – diluted	163,965	161,917

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$29,885	$104,150
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(674)	(786)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	420	423
Unrealized gains (losses) on debt securities classified as available-for-sale	6,183	(217)
Other comprehensive income (loss)	5,929	(580)
Comprehensive income	35,814	103,570
Comprehensive income attributable to noncontrolling interests	(969)	(4,756)
Comprehensive income attributable to the Aimco Operating Partnership	$34,845	$98,814

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,885	$104,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,828	74,432
Gain on dispositions of real estate, net of tax	(6,187)	(85,693)
Other adjustments	(8,749)	(8,495)
Net changes in operating assets and operating liabilities	(20,824)	(19,743)
Net cash provided by operating activities	73,953	64,651
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(2,275)	(40,800)
Capital expenditures	(79,576)	(71,742)
Proceeds from dispositions of real estate	9,601	133,305
Purchases of corporate assets	(1,764)	(2,167)
Change in restricted cash	3,234	2,546
Other investing activities	5,209	(699)
Net cash (used in) provided by investing activities	(65,571)	20,443
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	7,766	18,473
Principal repayments on non-recourse property debt	(19,179)	(140,858)
Net borrowings (repayments) on revolving credit facility	79,080	(112,330)
Proceeds from issuance of common partnership units to Aimco	—	366,585
Redemption of Preferred Units from Aimco	—	(27,000)
Payment of distributions to holders of Preferred Units	(4,483)	(4,563)
Payment of distributions to General Partner and Special Limited Partner	(51,523)	(43,758)
Payment of distributions to Limited Partners	(2,592)	(2,139)
Payment of distributions to noncontrolling interests	(2,105)	(2,328)
Other financing activities	(1,681)	(1,657)
Net cash provided by financing activities	5,283	50,425
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,665	135,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,789	28,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,454	$164,490

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership and management of quality apartment communities located in large coastal and job growth markets in the United States.
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At March 31, 2016, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 164,450,933 common partnership units and equivalents outstanding. At March 31, 2016, Aimco owned 156,605,152 of the common partnership units (95.2% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of March 31, 2016, we owned an equity interest in 139 conventional apartment communities with 40,376 apartment homes and 56 affordable apartment communities with 8,685 apartment homes. Of these, we consolidated 135 conventional apartment communities with 40,234 apartment homes and 49 affordable apartment communities with 7,998 apartment homes. Conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 8 and excluding amounts related to apartment communities sold or classified as held for sale) during the three months ended March 31, 2016.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2015, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
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

Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying balance sheets as noncontrolling interests in Aimco Operating Partnership. Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of real estate partnerships consolidated by the Aimco Operating Partnership must first be used to settle the liabilities of such consolidated real estate partnerships. These consolidated real estate partnerships’ creditors do not have recourse to the general credit of the Aimco Operating Partnership.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2015 to March 31, 2016. These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units (in thousands).

Balance, December 31, 2015	$87,926
Distributions to preferred unitholders	(1,726)
Redemption of preferred units and other	(1,725)
Net income	1,726
Balance, March 31, 2016	$86,201
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2015 to March 31, 2016 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2015	$1,622,391	$151,365	$(9,851)	$1,763,905
Preferred stock dividends	(2,757)	—	—	(2,757)
Common dividends and distributions	(51,678)	(9,592)	(2,592)	(63,862)
Redemptions of common OP Units	—	—	(142)	(142)
Amortization of stock-based compensation cost	2,879	—	—	2,879
Stock option exercises	174	—	—	174
Effect of changes in ownership for consolidated entities	(293)	—	293	—
Change in accumulated other comprehensive loss	5,609	39	281	5,929
Other	780	—	—	780
Net income	26,057	930	1,172	28,159
Balance, March 31, 2016	$1,603,162	$142,742	$(10,839)	$1,735,065

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2015 to March 31, 2016 (in thousands):

Partners’ capital attributable to the Aimco Operating Partnership
Balance, December 31, 2015	$1,612,540
Distributions to preferred units held by Aimco	(2,757)
Distributions to common units held by Aimco	(51,678)
Distributions to common units held by Limited Partners	(2,592)
Redemption of common OP Units	(142)
Amortization of Aimco stock-based compensation cost	2,879
Common OP Units issued to Aimco in connection with Aimco stock option exercises	174
Change in accumulated other comprehensive loss	5,890
Other	780
Net income	27,229
Balance, March 31, 2016	$1,592,323
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
Accounting Pronouncements Adopted in the Current Period
During 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updates 2015-03 and 2015-15, which revised the presentation of debt issuance costs on the balance sheet. Under ASUs 2015-03 and 2015-15, entities generally present debt issuance costs associated with long term debt in their balance sheet as a direct deduction from the related debt liability, and debt issuance costs related to line-of-credit arrangements may continue to be deferred and presented as assets. Amortization of the deferred costs will continue to be included in interest expense. We have adopted the guidance in ASUs 2015-03 and 2015-15 effective as of January 1, 2016. We have elected to continue to reflect deferred issuance costs associated with our revolving credit facility as an asset, which is included in other assets on our condensed consolidated balance sheets. We have retrospectively applied the guidance to debt issuance costs associated with our non-recourse property debt to all prior periods, which resulted in the reclassification of $24.0 million from other assets to non-recourse property debt on our condensed consolidated balance sheet at December 31, 2015.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, which significantly changed the consolidation analysis required under GAAP for variable interest entities, or VIEs. Under this revised guidance, limited partnerships are no longer VIEs when the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs are now considered VIEs in the absence of such rights. We adopted the guidance in ASU 2015-02 as of March 31, 2016, as more fully described in Note 6.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Updated 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), or ASU 2016-09, which is intended to simplify the accounting for share-based compensation. Under current practice, tax benefits in excess of compensation cost, or windfalls, are recorded in equity and tax deficiencies, are recorded in equity up to the amount of previous windfalls and then recognized in earnings. Under ASU 2016-09 all of the tax effects related to share-based compensation will be recognized through earnings. This change is required to be applied prospectively to all windfalls and tax deficiencies resulting from settlements that occur after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall until it reduces current taxes payable. Under the new standard, the windfall will be recorded when it arises. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. ASU 2016-09 is effective for public entities for reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We have not yet determined the effect that ASU 2016-09 will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), or ASU 2016-02, its final standard on lease accounting. Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Lessors will continue to classify leases as operating, direct financing, or sales-type. Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all leases, with such leases classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting.

ASU 2016-02 is effective for public entities for reporting periods beginning after December 15, 2018, and interim periods within those reporting periods, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. We have not yet determined the effect ASU 2016-02 will have on our consolidated financial statements.

Note 3 — Disposals and Other Significant Transactions
Summarized information regarding apartment communities sold during the three months ended March 31, 2016 and 2015, is set forth in the table below (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Apartment communities sold	1	6
Apartment homes sold	96	1,100
(Loss) income before income taxes and gain on disposition	$(36)	$278
Gain on disposition of real estate, net of tax (1)	6,187	85,693
Income tax related to gain on disposition of real estate	195	—
Prepayment penalties incurred upon repayment of debt collateralized by apartment communities sold	—	12,135
Mark-to-market adjustment included in prepayment penalties	—	7,705

(1)
We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold.

During the year ended December 31, 2015, we sold 11 apartment communities with 3,855 apartment homes, inclusive of the communities sold during the three months ended March 31, 2015 detailed in the table above. For the three months ended March 31, 2015 these communities generated $4.1 million of income before income taxes and gain on disposition.
In addition to the apartment communities we sold, we are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of March 31, 2016, we had no apartment communities classified as held for sale.
Asset Management Business Disposition
In 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, we have not recognized the sale and are accounting for the transaction under the profit sharing method. Until full payment has been received for the seller-financed notes or we otherwise meet the requirements to recognize a sale or partial sale for accounting purposes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets, for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. In January 2016, we received final payment on the first of the two seller-financed notes and as of March 31, 2016, the buyer is in compliance with the terms of the second seller-financed note.
Note 4 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale, or AFS, securities, and our interest rate swaps, both of which are classified within Level 2 of the GAAP fair value hierarchy.
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently, and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of March 31, 2016, was approximately 5.2 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $69.0 million and $67.8 million at March 31, 2016 and December 31, 2015, respectively. We estimated the fair value of these investments to be $72.8 million and $65.5 million at March 31, 2016 and December 31, 2015, respectively.
We estimate the fair value of these investments in accordance with GAAP using an income and market approach primarily with observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently typically moves in an inverse relationship with movements in interest rates. The fair value of the first loss position is primarily correlated to collateral quality and demand for similar subordinate commercial mortgage-backed securities.
For our variable rate debt, we are sometimes required by limited partners in our consolidated real estate partnerships to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based. The following table sets forth a summary of the changes in fair value in our interest rate swaps (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$(4,938)	$(5,273)
Unrealized losses included in interest expense	(11)	(12)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	420	423
Unrealized losses included in equity and partners’ capital	(674)	(786)
Ending balance	$(5,203)	$(5,648)
As of March 31, 2016 and December 31, 2015, our interest rate swaps had aggregate notional amounts of $49.8 million and $49.9 million, respectively. As of March 31, 2016, these swaps had a weighted average remaining term of 4.8 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our condensed consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at March 31, 2016 remain constant, we estimate that during the next 12 months, we would reclassify approximately $1.5 million of the unrealized losses in accumulated other comprehensive loss into earnings. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at March 31, 2016 and December 31, 2015, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.1 billion and $4.0 billion at March 31, 2016 and December 31, 2015, respectively, as compared to aggregate carrying amounts of $3.9 billion and $3.8 billion, respectively. Substantially all of the difference between the fair value and the carrying value of our consolidated indebtedness relates to loans secured by apartment communities that we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment, development and capital improvement activities, we have entered into various construction-related contracts and we have made commitments to complete certain projects, pursuant to financing or other arrangements. As of March 31, 2016, our commitments related to these capital activities totaled approximately $85.0 million, most of which we expect to incur during the next 12 months. In addition, for our approved redevelopment projects, we have estimated capital spending of approximately $7.0 million that was not committed pursuant to construction-related contracts or financing or other arrangements discussed above, but which we expect to incur. Our remaining commitments related to our One Canal development project will be funded in part by a non-recourse property loan, of which $20.1 million was available to draw at March 31, 2016.
We have agreed to acquire a 463-home apartment community currently under construction in Northern California for $320.0 million, for which we have provided a nonrefundable deposit of $25.0 million.  The acquisition is expected to close upon completion of construction in the summer of 2016.
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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include, among other items, polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
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
We also have been contacted by regulators and the current owner of a property in Lake Tahoe regarding environmental issues allegedly stemming from the historic operation of a dry cleaner on the site.  An entity owned by us was the former general partner of a now-dissolved company that previously owned the dry cleaner site. That entity and the current property owner have been remediating the dry cleaner site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board, or Lahontan. Lahontan, recently tested domestic wells in the area and found two wells with contaminants linked to dry cleaning.  We entered into an agreement with Lahontan and the current owner to pay for an alternative water connection at an insignificant cost and have fulfilled our obligations under that agreement.  During September 2015, Lahontan sent us and the current owner a proposed cleanup and abatement order that, if entered, would require us and the current owner to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We have filed formal comments on the proposed cleanup and abatement order and we are currently assessing potential additional legal and technical grounds for challenging and/or narrowing the scope of the proposed order.  Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2016, are immaterial to our consolidated financial condition, results of operations and cash flows.
Note 6 — Variable Interest Entities
As discussed in Note 2, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Aimco Operating Partnership and each of our less than wholly-owned real estate partnerships has been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the recognized amounts in our condensed consolidated balance sheets and statements of operations or amounts reported in our condensed consolidated statements of cash flows. We have, however, retrospectively revised the disclosure of significant assets and liabilities of consolidated VIEs as of December 31, 2015 shown below, to include the assets and liabilities of all of the Aimco Operating Partnership’s consolidated real estate partnerships that are now designated as VIEs and did not meet the previous VIE definition. We determined that an additional 14 consolidated partnerships owning 18 apartment communities with 6,186 apartment homes are VIEs under the new standard. These VIEs had assets of $885.9 million and liabilities of $645.3 million as of December 31, 2015. Because the Aimco Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
Aimco consolidates the Aimco Operating Partnership, which is a variable interest entity, or VIE, for which Aimco is the primary beneficiary. Aimco, through the Aimco Operating Partnership, consolidates all VIEs for which we are the primary beneficiary. Generally, a VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
The VIEs that own interests in conventional apartment communities typically hold between one and five apartment communities and are structured to generate a return for their partners through the operation and ultimate sale of the apartment communities. Substantially all of the VIEs that own interests in affordable apartment communities are partnerships structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. The table below summarizes information regarding VIEs that are consolidated by the Aimco Operating Partnership:

	March 31, 2016	December 31, 2015
VIEs with interests in conventional apartment communities	12	13
Conventional apartment communities held by VIEs	16	17
Apartment homes in conventional communities held by VIEs	5,993	6,089
VIEs with interests in affordable apartment communities	62	62
Affordable apartment communities held by VIEs	48	48
Apartment homes in affordable communities held by VIEs	7,556	7,556
Assets of the Aimco Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the Aimco Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	March 31, 2016	December 31, 2015
Assets
Net real estate	$1,190,106	$1,201,998
Cash and cash equivalents	34,233	28,118
Restricted cash	42,451	44,813
Liabilities
Non-recourse property debt	955,424	959,523
Accrued liabilities and other	27,756	28,846
In addition to the consolidated VIEs discussed above, at March 31, 2016 and December 31, 2015, our consolidated financial statements include certain interests in consolidated and unconsolidated partnerships that are part of the legacy asset management business, as discussed in Note 3. Assets and liabilities of $141.6 million and $153.7 million, respectively, related to the legacy asset management business as of March 31, 2016, are each condensed into single line items within other assets and accrued liabilities and other in our condensed consolidated balance sheets.

Note 7 — Earnings per Share/Unit
Aimco calculates earnings per common share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period.

The Aimco Operating Partnership calculates earnings per common unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of calculating the earnings per unit data.

As of March 31, 2016, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 2.2 million. These securities include options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. Additionally, unvested restricted stock awards that do not meet the definition of participating securities, would result in the issuance of additional shares and common partnership units equal to the number of shares that vest. The effect of these securities was dilutive for the three months ended March 31, 2016 and 2015, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods.
Certain of our restricted stock awards receive dividends similar to shares of Common Stock and common partnership units. These dividends are not forfeited in the event that the restricted stock does not vest. Therefore, the unvested restricted shares related to these awards are participating securities. The effect of participating securities is included in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings. At March 31, 2016 and 2015, there were 0.2 million shares and 0.8 million shares of unvested participating restricted shares, respectively.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.9% to 8.8% per annum per unit. As of March 31, 2016, a total of 3.2 million preferred OP Units were outstanding with an aggregate redemption value of $86.2 million and were potentially redeemable for approximately 2.1 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations and we expect to exclude them in future periods.
Note 8 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 139 apartment communities with 40,376 apartment homes at March 31, 2016. Our affordable real estate operations consisted of 56 apartment communities with 8,685 apartment homes at March 31, 2016, with rents that are generally paid, in whole or part, by a government agency.
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

The following tables present the revenues, net operating income and income before gain on dispositions of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the three months ended March 31, 2016 and 2015 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2016:
Rental and other property revenues (3)	$207,729	$24,910	$8,822	$20	$241,481
Tax credit and asset management revenues	—	—	—	4,758	4,758
Total revenues	207,729	24,910	8,822	4,778	246,239
Property operating expenses (3)	67,446	10,070	2,907	7,974	88,397
Investment management expenses	—	—	—	975	975
Depreciation and amortization (3)	—	—	—	79,828	79,828
General and administrative expenses	—	—	—	11,935	11,935
Other expenses, net	—	—	—	1,570	1,570
Total operating expenses	67,446	10,070	2,907	102,282	182,705
Net operating income	140,283	14,840	5,915	(97,504)	63,534
Other items included in income before gain on dispositions (4)	—	—	—	(39,836)	(39,836)
Income before gain on dispositions	$140,283	$14,840	$5,915	$(137,340)	$23,698

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2015:
Rental and other property revenues (3)	$194,204	$24,232	$8,397	$11,456	$238,289
Tax credit and asset management revenues	—	—	—	5,976	5,976
Total revenues	194,204	24,232	8,397	17,432	244,265
Property operating expenses (3)	66,283	10,230	3,604	15,375	95,492
Investment management expenses	—	—	—	1,603	1,603
Depreciation and amortization (3)	—	—	—	74,432	74,432
General and administrative expenses	—	—	—	10,652	10,652
Other expenses, net	—	—	—	1,019	1,019
Total operating expenses	66,283	10,230	3,604	103,081	183,198
Net operating income	127,921	14,002	4,793	(85,649)	61,067
Other items included in income before gain on dispositions (4)	—	—	—	(42,610)	(42,610)
Income before gain on dispositions	$127,921	$14,002	$4,793	$(128,259)	$18,457

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

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. In the segment presentation above, the current year and prior year operating results for apartment communities sold or classified as held for sale during 2016 or 2015 are presented within the Corporate and Amounts Not Allocated to Segments column. Proportionate property net operating income, our key measurement of segment profit or loss, also excludes property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization. Accordingly, we do not allocate these amounts to our segments and they are presented within the Corporate and Amounts Not Allocated to Segments column.

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

(4)	Other items included in income before gain on dispositions primarily consist of interest expense and income tax benefit.
For the three months ended March 31, 2016 and 2015, capital additions related to our conventional segment totaled $70.0 million and $61.3 million, respectively, and capital additions related to our affordable segment totaled $2.1 million and $2.6 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the Federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; and our ability to comply with debt covenants, including financial coverage ratios.
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions, redevelopments and developments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s combined Annual Report on Form 10-K for the year ended December 31, 2015, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management, redevelopment and limited development of quality apartment communities located in large coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in Economic Income and Adjusted Funds From Operations (each defined under the Non-GAAP Performance and Liquidity Measures heading below). Our business plan to achieve this objective is to:

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
Our long-standing business is organized around our strategic areas of focus: excellence in property operations; adding value through redevelopment and limited development; upgrading our portfolio through disciplined portfolio management; maintaining a safe and liquid balance sheet; and fostering a performance culture. Recent accomplishments in the execution of such strategies are discussed below.
Property Operations
We own and operate a diversified portfolio of conventional apartment communities. At March 31, 2016, our conventional portfolio included 139 apartment communities with 40,376 apartment homes in which we held an average ownership of approximately 98%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At March 31, 2016, our Affordable portfolio consisted of 56 apartment communities with 8,685 apartment homes in which we held an average ownership of approximately 95%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the three months ended March 31, 2016.
Our property operations team delivered solid results for the three months ended March 31, 2016.  Highlights for the quarter include:

•	Conventional Same Store net operating income increased by 7.1%, consisting of revenue growth of 4.8% and expense growth of 10 basis points;

•
Increases on renewals and new leases averaged 6.0% and 3.5%, respectively, for the three months ended March 31, 2016, for a weighted average increase of 4.6% for our conventional same store portfolio, higher than the three months ended March 31, 2015 by 180 basis points; and

•	For the three months ended March 31, 2016, our Conventional Same Store portfolio provided 68% net operating income margins and 62% free cash flow margins.
Net operating income margin, free cash flow and free cash flow margin are defined under the Non-GAAP Performance and Liquidity Measures heading below.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations and have undertaken a range of redevelopment projects: including those in which buildings or exteriors are renovated without the need to vacate apartment homes; those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, in which we renovate portions of an apartment community in stages, which allows additional flexibility of project costs and the ability to tailor our product offerings to customer response and rent achievement. In addition, we undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market.
During the three months ended March 31, 2016, we invested $31.0 million in redevelopment, most of which related to the ongoing redevelopment of The Sterling and Park Towne Place, mixed-use communities located in Center City Philadelphia. Since 2014, we have completed the redevelopment of 279 apartment homes, or 68% of the total approved for redevelopment, at The Sterling. As of March 31, 2016, we had leased 91% of the completed apartment homes in The Sterling at rental rates above underwriting. At Park Towne Place, we had completed redevelopment of 223 apartment homes, or 47% of the total approved for redevelopment. As of March 31, 2016, we had leased 88% of the completed apartment homes in Park Towne Place at rental rates above underwriting. Costs for both projects are consistent with underwriting.
During the three months ended March 31, 2016, we invested $15.6 million in our One Canal development in Boston. We expect completion of construction in second quarter 2016. Leasing is progressing as planned and as of March 31, 2016, 6% of the apartment homes were leased at rental rates ahead of underwriting. Initial occupancy is expected in May 2016.
During the three months ended March 31, 2016, we continued the lease-up of Vivo, a 91-home apartment community located in Cambridge, Massachusetts. As of March 31, 2016, 62% of the apartment homes were leased at rental rates above underwriting.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our ongoing redevelopment and development projects during the three months ended March 31, 2016.

Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities that is diversified across “A,” “B” and “C+” price points, averaging “B/B+” in quality, and that is also diversified across large coastal and job growth markets in the United States. We measure conventional apartment community quality based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of the local market average, as “B” quality apartment communities those earning rents between 90% and 125% of the local market average; “C+” quality assets are those with rents greater than $1,100 per month, but lower than 90% of the local market average; and “C” quality assets are those with rents less than $1,100 per month and lower than 90% of the local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the portfolio is located. Although some companies and analysts within the multifamily real estate industry use apartment community quality ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry.
As part of our portfolio strategy, we seek to sell each year the lowest-rated 5% to 10% of our portfolio and to reinvest the proceeds from such sales in higher quality apartment communities through redevelopment of communities in our current portfolio, occasional development of new communities, and selective acquisitions. Through this disciplined approach to capital recycling, we have significantly increased the quality and expected growth rate of our portfolio.

	Three Months Ended
	March 31,
	2016	2015
% Net Operating Income in target markets	91%	87%
Average Revenue per Effective Apartment Home	$1,864	$1,704
Portfolio Average Rents as a Percentage of Local Market Average Rents	112%	109%
Percentage A (1Q 2016 Average Revenue per Effective Apartment Home $2,367)	48%	43%
Percentage B (1Q 2016 Average Revenue per Effective Apartment Home $1,687)	35%	36%
Percentage C+ (1Q 2016 Average Revenue per Effective Apartment Home $1,552)	17%	19%
Percentage C	—%	2%
During three months ended March 31, 2016, our conventional portfolio average revenue per effective apartment home was $1,864, a 9% increase compared to three months ended March 31, 2015, due to year-over-year Conventional Same Store average revenue per effective apartment home growth of 4.7% and the sale of conventional apartment communities in 2015 and 2016, with average revenues per effective apartment home substantially lower than those of the retained portfolio. We have reinvested the sales proceeds through redevelopment, development and acquisition of apartment communities with higher rents and better prospects. Average revenue per effective apartment home is a non-GAAP financial measure, which is further discussed under the Non-GAAP Performance and Liquidity Measures heading.
As we execute our portfolio strategy, we expect to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase FCF margins; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
During three months ended March 31, 2016, we sold one conventional apartment community with 96 apartment homes for gross proceeds of $10.0 million.
We have agreed to acquire for $320 million a 463-home apartment community currently under construction in Northern California. Closing of the acquisition is expected to occur upon completion of construction, which is anticipated for the summer 2016. We have begun leasing and as of March 31, 2016, had leased approximately 5% of the apartment homes at rental rates above underwriting.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to

Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We also focus on the ratios of Proportionate Debt to Adjusted EBITDA and Adjusted EBITDA to Adjusted Interest Expense.
Proportionate Debt, Adjusted EBITDA and Adjusted Interest Expense, as used in these ratios, are non-GAAP financial measures, which are further discussed and reconciled under the Non-GAAP Performance and Liquidity Measures – Leverage Ratios heading. Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units.
Our leverage ratios for the trailing twelve month periods ended March 31, 2016 and 2015, are presented below:

Trailing Twelve Months Ended March 31,
	2016	2015
Proportionate Debt to Adjusted EBITDA	6.4x	6.5x
Proportionate Debt plus Preferred Equity to Adjusted EBITDA	6.8x	6.9x
Adjusted EBITDA to Adjusted Interest Expense	3.2x	2.8x
Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends	2.9x	2.6x
We expect future leverage reduction from earnings growth, especially as apartment communities now being redeveloped or developed are completed and leased, and from regularly scheduled property debt amortization repaid from operating cash flows. As of March 31, 2016, we had an unencumbered pool that included 25 consolidated apartment communities and had an estimated fair value of approximately $1.8 billion.
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
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. During the first quarter of 2016, Aimco was recognized by the Denver Post as a Top Work Place for the fourth consecutive year.
Key Financial Indicators
Key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance include: Economic Income; Net Asset Value; and Adjusted Funds From Operations. In addition to these indicators, we also use Pro forma Funds From Operations; Free Cash Flow, Free Cash Flow capitalization rate, net operating income, or NOI, capitalization rate, same store property operating results, proportionate property NOI, average revenue per effective apartment home, financial coverage ratios, and leverage as shown on our balance sheet to evaluate our operating performance and financial condition. Most of these financial indicators are non-GAAP financial measures, which are defined, further described, and for certain of the measures, reconciled to comparable GAAP-based measures, under the Non-GAAP Performance and Liquidity Measures heading.
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

Three Months Ended March 31, 2016 compared to March 31, 2015
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership decreased by $67.2 million and $70.4 million, respectively, during the the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decreases in income for Aimco and the Aimco Operating Partnership were principally due to a decrease in gains on dispositions of real estate.
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
Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and nine affordable apartment communities with 779 apartment homes that we do not manage.
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
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Development, Conventional Acquisition, and Other Conventional apartment communities. Conventional Same Store apartment communities are those we own and manage, that have reached stabilized occupancy (greater than 90%) as of January 1, 2015 and maintained it throughout the current and comparable prior periods and that are not expected to be sold within 12 months. Conventional Redevelopment and Development apartment communities are those currently under construction and those that have been completed in recent years that had not achieved and maintained stabilized occupancy for both the current and the comparable prior periods. Conventional Acquisition apartment communities are those we have acquired since January 1, 2015. Other Conventional apartment communities includes are those that do not meet the Conventional Same Store definition because they have significant rent control restrictions or had not reached and maintained a stabilized level of occupancy as of January 1, 2015, often due to a casualty event, or are expected to be sold within 12 months but do not yet meet the criteria to be classified as held for sale.
As of March 31, 2016, as defined by our segment performance metrics, our conventional portfolio consisted of the following:

•	111 Conventional Same Store apartment communities with 34,384 apartment homes;

•	8 Conventional Redevelopment and Development apartment communities with 2,962 apartment homes;

•	2 Conventional Acquisition apartment communities with 209 apartment homes; and

•	14 Other Conventional apartment communities with 2,679 apartment homes.
From December 31, 2015 to March 31, 2016, on a net basis, our Conventional Same Store portfolio increased by four apartment communities and 1,235 apartment homes. This increase consisted of:

•	four apartment communities with 1,142 apartment homes that were reclassified from our Conventional Acquisition portfolio as we have now owned them for the entirety of both periods presented; and

•
two apartment communities with 443 apartment homes that were reclassified from our Conventional Redevelopment and Development portfolio upon maintaining stabilized occupancy for the entirety of both periods presented.

These increases were offset by the removal of one apartment community with 104 apartment homes that was reclassified into Conventional Redevelopment and Development and one apartment community with 246 apartment homes that was reclassified into Other Conventional as a result of a casualty event. Our conventional portfolio results for the three months ended March 31, 2016 and 2015, as presented below, are based on the apartment community populations as of March 31, 2016.

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$172,930	$164,970	$7,960	4.8%
Conventional Redevelopment and Development	16,609	13,254	3,355	25.3%
Conventional Acquisition	1,740	122	1,618	1,326.2%
Other Conventional	16,450	15,858	592	3.7%
Total	207,729	194,204	13,525	7.0%
Property operating expenses:
Conventional Same Store	53,924	53,851	73	0.1%
Conventional Redevelopment and Development	5,552	5,455	97	1.8%
Conventional Acquisition	930	30	900	3,000.0%
Other Conventional	7,040	6,947	93	1.3%
Total	67,446	66,283	1,163	1.8%
Property net operating income:
Conventional Same Store	119,006	111,119	7,887	7.1%
Conventional Redevelopment and Development	11,057	7,799	3,258	41.8%
Conventional Acquisition	810	92	718	780.4%
Other Conventional	9,410	8,911	499	5.6%
Total	$140,283	$127,921	$12,362	9.7%
For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, our conventional segment’s proportionate property net operating income increased $12.4 million, or 9.7%.
For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, Conventional Same Store proportionate property net operating income increased by $7.9 million, or 7.1%. This increase was primarily attributable to an $8.0 million, or 4.8%, increase in rental and other property revenues due to higher average revenues (approximately $81 per effective apartment home), comprised primarily of increases in rental rates, and a 10 basis point increase in average daily occupancy. Rental rates on new leases transacted during the three months ended March 31, 2016, were 3.5% higher than expiring lease rates, and renewal rates were 6.0% higher than expiring lease rates. Conventional Same Store operating expenses increased by $0.1 million, or 0.1%, primarily due to higher taxes, personnel, contract services and marketing costs, mostly offset by lower utility expenses and insurance costs.
Our Conventional Redevelopment and Development proportionate property net operating income increased by $3.3 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to increases in net operating income associated with the lease-up of apartment homes placed into service following completion of redevelopment activities. From March 31, 2015 to March 31, 2016, we achieved occupancy stabilization at our Lincoln Place, The Preserve at Marin and Ocean House on Prospect apartment communities, for which redevelopment was completed during 2015. We have also leased the majority of the redeveloped homes at Park Towne Place and The Sterling, whereas such homes were not in service during the comparative period in 2015. This was partially offset by a reduction in revenue associated with apartment homes taken out of service for the current phases of our Park Towne Place and The Sterling redevelopments.
Our Conventional Acquisitions proportionate property net operating income increased by $0.7 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to the timing of acquisitions. Other conventional proportionate property net operating income increased $0.5 million, or 5.6%, primarily due to increases in rental and other property revenues, primarily due to higher average revenues per apartment home.

Affordable Real Estate Operations
Our affordable portfolio segment consists primarily of apartment communities that are subject to tax credit agreements.
At March 31, 2016, as defined by our segment performance metrics, our affordable portfolio consisted of 47 apartment communities with 7,906 apartment homes, respectively. Our affordable results for the three months ended March 31, 2016 and 2015, presented below are based on the apartment community populations at March 31, 2016.

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change	% Change
Rental and other property revenues	24,910	24,232	678	2.8%
Property operating expenses	10,070	10,230	(160)	(1.6)%
Property net operating income	$14,840	$14,002	$838	6.0%
For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, our affordable segment’s proportionate property net operating income increased by $0.8 million, or 6.0%. The increase was primarily attributed to an increase in rental income driven by higher rental rates, as well as lower property operating expenses, primarily lower utilities and insurance costs.

Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments also include offsite costs associated with property management of $5.9 million and $6.0 million, for the three months ended March 31, 2016 and 2015, respectively, and casualty losses of $2.2 million and $4.1 million, for the three months ended March 31, 2016 and 2015, respectively, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 8 to the condensed consolidated financial statements in Item 1).
Casualty losses during the three months ended March 31, 2016, included several large claims primarily related to water damage. Casualty losses during the three months ended March 31, 2015, included snow removal and other costs associated with the severe snow storms in the Northeast.
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
For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, tax credit and asset management revenues decreased by $1.2 million. This decrease was primarily attributable to lower amortization of tax credit income due to delivery of substantially all of the tax credits on various apartment communities during 2015.
Depreciation and Amortization
For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, depreciation and amortization increased $5.4 million, or 7.2%, primarily due to assets placed in service as we completed apartment homes in our redevelopment projects and assets we acquired in 2015, partially offset by decreases associated with apartment communities sold.
General and Administrative Expenses
For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, general and administrative expenses increased $1.3 million, or 12.0%, primarily due to the timing of certain costs and an increase in professional services costs. We expect general and administrative expenses for the year ending December 31, 2016, to be approximately $42 million, a decrease of approximately 3% from 2015.
Interest Expense
For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, interest expense, which includes the amortization of debt issuance costs, decreased by $5.9 million, or 11.0%. The decrease was attributed to lower average outstanding balances on non-recourse property debt for our existing apartment communities and decreases in property debt resulting from apartment community dispositions. These decreases in interest expense were partially offset by increases related to our acquisition of apartment communities and on three of our redevelopment projects which reached completion of construction and ceased capitalization of related interest costs.
Other, net
Other, net includes our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the condensed consolidated financial statements in Item 1.

During the three months ended March 31, 2016 and 2015, other, net primarily consisted of $0.2 million of net losses and $2.1 million of net income, respectively, related to our legacy asset management business. The change is primarily due to a gain on disposition of real estate during the three months ended March 31, 2015. After income taxes and noncontrolling interest allocations, our share of the net results of the legacy asset management business totaled less than $0.1 million of net loss for the three months ended March 31, 2016, and $1.5 million of net income for the three months ended March 31, 2015.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through taxable REIT subsidiaries, or TRS entities. Income taxes related to the results of operations of our TRS entities (before gains on dispositions) are included in income tax benefit (expense) in our condensed consolidated statements of operations.
For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, income tax benefit decreased by $1.0 million. Income tax benefit decreased primarily due to higher income recognized by apartment communities owned by our TRS entities and lower historic tax credits associated with our redevelopment projects, partially offset by lower tax expense related to our legacy asset management business.
Gain on Dispositions of Real Estate, Net of Tax
During the three months ended March 31, 2016, we sold one consolidated apartment community for gross proceeds of $10.0 million, resulting in net proceeds of $9.6 million and a net gain of $6.2 million. During the three months ended March 31, 2015, we sold six apartment communities for gross proceeds of $147.8 million, resulting in net proceeds of $73.3 million and a net gain on dispositions of real estate of $85.7 million.
NOI capitalization rate and Free Cash Flow, or FCF, capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales, and are defined and further described under the Non-GAAP Performance and Liquidity Measures heading. The NOI and FCF capitalization rates for our consolidated conventional apartment community sales during the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
NOI capitalization rate	7.3%	5.5%
FCF capitalization rate	6.2%	4.7%
The apartment communities sold during 2016 and 2015 were primarily outside of our target markets or in less desirable locations within our target markets and had average revenues significantly below those of our retained portfolio. Accordingly, the NOI and FCF capitalization rates for these properties may not be indicative of those of our retained portfolio.
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
For the three months ended March 31, 2016 and 2015, we allocated net income of $0.9 million and $4.8 million, respectively, to noncontrolling interests in consolidated real estate partnerships, or a variance of $3.8 million. This change was primarily due to a decrease in the amount of gains on dispositions allocated to noncontrolling interests in our consolidated real estate partnerships.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in the Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. For the three months ended March 31, 2016 and 2015, net income allocated to common noncontrolling interests in the Aimco Operating Partnership totaled $1.2 million and $4.4 million, respectively, a decrease in their share of income of $3.2 million, primarily due to lower gains on disposition of real estate.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our consolidated financial statements are related to impairment of long-lived assets and capitalized costs.
Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the results of operations for all periods presented.

Non-GAAP Performance and Liquidity Measures
Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this quarterly report, reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP are provided.
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
Free Cash Flow, as calculated for our retained portfolio, represents an apartment community’s property net operating income, less spending for capital replacements (further discussed under the Liquidity and Capital Resources heading). Free cash flow margin represents an apartment community’s proportionate net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s proportionate rental and other property revenues.
Free Cash Flow capitalization rate and net operating income, or NOI, capitalization rate are benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. For purposes of calculating such capitalization rates for apartment community sales, Free Cash Flow capitalization rate represents an apartment community’s trailing twelve month NOI prior to sale, less $1,200 per apartment home of assumed annual capital replacement spending, divided by gross proceeds, and NOI capitalization rate represents an apartment community’s trailing twelve month NOI prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds.
Same store property operating results and proportionate property net operating income are defined and further described under the preceding Results of Operations – Real Estate Operations heading. Net operating income margin represents an apartment community’s proportionate property net operating income as a percentage of the apartment community’s proportionate rental and other property revenues. Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period.
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

In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator that we use to evaluate our operational performance, and which helps us determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three months ended March 31, 2016 and 2015, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Aimco common stockholders (1)	$23,223	$89,344
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	77,978	72,622
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(2,682)	(2,489)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(5,855)	(80,728)
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	(3,327)	516
Amounts allocable to participating securities	(58)	41
FFO Attributable to Aimco common stockholders – Diluted	$89,279	$79,306
Preferred redemption related amounts, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	—	658
Pro forma FFO Attributable to Aimco common stockholders – Diluted	$89,279	$79,964
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(10,386)	(9,130)
AFFO attributable to Aimco common stockholders – Diluted	$78,893	$70,834

Weighted average common shares outstanding – diluted (2)	156,117	154,277

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP.

(2)
Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus any additional common share equivalents that are dilutive for FFO, Pro forma FFO, and AFFO.

For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, Pro forma FFO (on a diluted per share basis) increased 10% due to property net operating income growth, increased contribution from redevelopment and acquisition apartment communities, and lower interest expense. These increases were partially offset by lower amortization of deferred tax credit income, lower income tax benefit and by the loss of income from apartment communities that were sold during 2016 and 2015.
For the same periods, AFFO (on a diluted per share basis) increased 11% as a result of higher Pro forma FFO. As we concentrate our investment capital in higher-quality, higher price point apartment communities, our free cash flow margins are increasing and contributing to a higher AFFO growth rate.
Refer to the Liquidity and Capital Resources section for further information regarding our capital investing activities including Capital Replacements.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of amounts of FFO, Pro forma FFO and AFFO to noncontrolling interests in the Aimco Operating Partnership, and no differences between Aimco’s and the Aimco Operating Partnership’s net income amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.
Leverage Ratios
As discussed under the Balance Sheet and Liquidity heading, as part of our leverage strategy, we target the ratio of Proportionate Debt and Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA to Adjusted Interest Expense and Preferred Dividends to be greater than 2.5x. We believe these ratios are important measures as they are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and represents our share of the debt obligations recognized in our consolidated financial statements, as well as our share of the debt obligations of our unconsolidated partnerships, reduced by our share of the cash and restricted cash of our consolidated and unconsolidated partnerships, and also by our investment in the subordinate tranches of a securitization trust that holds certain of our property debt (essentially, our investment in our own non-recourse property loans). In our Proportionate Debt computation, we increase our recorded debt obligations by unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligation, and we reduce our recorded debt obligations by the amounts of cash and restricted cash on-hand (such restricted cash amounts being primarily restricted under the terms of our property debt agreements), assuming these amounts would be used to reduce our outstanding leverage. We further reduce our recorded debt obligations by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust. We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.
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

•
the interest income we earn on our investment in the subordinate tranches of a securitization trust that holds certain of our property debt, as this income is being generated indirectly from our payments of principal and interest associated with the property debt held by the trust and such amounts will ultimately repay our investment in the trust; and

•
EBITDA amounts related to our legacy asset management business, including the debt obligations and associated interest expense for the legacy asset management business, as we are not responsible for the operation of this portfolio and associated interest payments are not funded from our operations.

While Adjusted EBITDA is a relevant measure of performance, it does not represent net income as defined by GAAP, and should not be considered as an alternative to net income in evaluating our performance.  Further, our computation of Adjusted EBITDA may not be comparable to similar measures reported by other companies.

Adjusted Interest Expense, as calculated in our leverage ratios, is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our current recurring interest requirements associated with leverage. Our calculation of Adjusted Interest Expense is set forth in the table below. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our operating results, but are not representative of our scheduled interest obligations;

•	the amortization of debt issuance costs, as these amounts have already been expended in previous periods and are not representative of our current or prospective debt service requirements; and

•
the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Dividends represents the preferred dividends paid on Aimco’s preferred stock and the preferred distributions paid on the Aimco Operating Partnership’s preferred OP Units, exclusive of preferred equity redemption related amounts. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage, inclusive of perpetual preferred equity.
For the trailing twelve month periods ended March 31, 2016 and 2015, reconciliations of the most closely related GAAP measures to our calculations of Proportionate Debt, Preferred Equity, Adjusted EBITDA, Adjusted Interest Expense and Preferred Dividends, as used in our leverage ratios, are as follows (in thousands):

	March 31,
	2016	2015
Total indebtedness, net of debt issuance costs related to non-recourse property debt	$3,917,590	$3,862,544
Adjustments:
Debt issuance costs related to non-recourse property debt	23,124	25,740
Proportionate share adjustments related to debt obligations of consolidated and unconsolidated partnerships	(138,813)	(110,670)
Cash and restricted cash	(154,612)	(259,918)
Proportionate share adjustments related to cash and restricted cash held by consolidated and unconsolidated partnerships	1,726	10,504
Securitization trust investment and other	(72,817)	(54,992)
Proportionate Debt	$3,576,198	$3,473,208

Preferred stock	159,126	159,126
Preferred OP Units	86,201	87,942
Preferred Equity	245,327	247,068
Proportionate Debt plus Preferred Equity	$3,821,525	$3,720,276

	Trailing Twelve Months Ended March 31,
	2016	2015
Net income attributable to Aimco Common Stockholders	$169,846	$325,328
Adjustments:
Interest expense, net of noncontrolling interest	188,790	212,874
Income tax benefit	(27,485)	(25,303)
Depreciation and amortization, net of noncontrolling interest	304,236	279,367
Gains on disposition and other, net of income taxes and noncontrolling partners’ interests	(98,821)	(289,040)
Interest income earned on securitization trust investment	(6,188)	(5,813)
Other items, net	31,502	40,458
Adjusted EBITDA	$561,880	$537,871

	Trailing Twelve Months Ended March 31,
	2016	2015
Interest expense	$193,800	$218,745
Adjustments:
Proportionate share adjustments related to interest of consolidated and unconsolidated partnerships	(5,010)	(5,870)
Debt prepayment penalties and other non-interest items	(4,379)	(10,657)
Amortization of debt issuance costs	(4,305)	(3,778)
Interest income received on securitization trust investment	(6,188)	(5,813)
Adjusted Interest Expense	$173,918	$192,627

Preferred stock dividends	11,029	11,015
Preferred stock redemption related amounts	—	(695)
Preferred OP Unit distributions	6,933	6,628
Preferred Dividends	17,962	16,948
Adjusted Interest Expense and Preferred Dividends	$191,880	$209,575
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our revolving credit facility and proceeds from equity offerings.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities, redevelopment spending and apartment community acquisitions, through long-term borrowings (primarily non-recourse), the issuance of equity securities (including OP Units), the sale of apartment communities and cash generated from operations.
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
At March 31, 2016, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated debt, 3% consisted of borrowings under our revolving credit arrangement and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with 6.9% of our unpaid principal balances maturing during the remainder of December 31, 2016 and, on average, 9.3% of our unpaid principal balance maturing each year from 2017 through 2019. Approximately 98% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid. At March 31, 2016, we had $106.1 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $463.9 million, after consideration of the outstanding borrowings and $30.0 million for undrawn letters of credit backed by the Credit Agreement.

Our preferred securities are perpetual in nature; however, for illustrative purposes, we compute the weighted average maturity of our total leverage assuming a 40-year maturity on our preferred securities. The Credit Agreement matures in 2.5 years, inclusive of a one year extension option. The weighted average maturity for our total leverage was 9.6 years, at March 31, 2016.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the trailing twelve month period ended March 31, 2016, our Debt Service and Fixed Charge Coverage ratios were 2.06x and 1.93x, respectively, compared to covenants of 1.50x and 1.40x, respectively, and ratios of 1.85x and 1.75x, respectively, for the trailing twelve month period ended March 31, 2015. We expect to remain in compliance with these covenants during the next 12 months.
At March 31, 2016, we had $64.5 million in cash and cash equivalents and $90.2 million of restricted cash, increases of $13.7 million and $3.2 million, respectively, from December 31, 2015. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits. In addition, we had unfunded commitments by institutional lenders of $20.1 million to fund development costs.
We expect to provide notice of redemption to the holders of our 7% Class Z Perpetual Preferred Stock, prior to June 30, 2016. Such securities have a redemption value of $35 million and are first available for redemption on July 29, 2016.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2016, our net cash provided by operating activities of $74.0 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 2016, increased by $9.3 million as compared to the three months ended March 31, 2015, primarily due to improved operating results of our retained portfolio, increased contribution from our redevelopment apartment communities, and a decrease in cash paid for interest, primarily due to lower amounts of debt outstanding. These increases in cash provided by operating activities were partially offset by a decrease in net operating income associated with apartment communities we sold during 2015.
Investing Activities
For the three months ended March 31, 2016, our net cash used in investing activities of $65.6 million consisted primarily of capital expenditures, partially offset by proceeds from our disposition of real estate. Capital expenditures totaled $79.6 million and $71.7 million during the three months ended March 31, 2016 and 2015, respectively. We generally fund capital expenditures with cash provided by operating activities and cash proceeds from apartment community sales.

We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace the consumed portion of acquired capital assets;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition;

•
property upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs and maintenance, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

•
redevelopment additions, which represent capital additions intended to enhance the value of an apartment community through the ability to generate higher average rental revenues, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas or apartment homes;

•	development additions, which represent construction and related capitalized costs associated with ground-up development projects; and

•
casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a severe snow storm, hurricane, tornado, flood or fire.

We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. We have also excluded from these measures indirect capitalized costs which are allocated later in the year to projects, and their related capital spending categories. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the three months ended March 31, 2016 and 2015, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Capital replacements	$8,833	$7,564
Capital improvements	3,255	2,801
Property upgrades	11,518	8,924
Redevelopment additions	30,978	23,475
Development additions	15,616	17,838
Casualty replacements	2,106	2,639
Total capital additions	72,306	63,241
Plus: additions related to apartment communities sold or held for sale	—	676
Plus: unallocated indirect capitalized costs and additions related to consolidated apartment communities not managed	1,293	1,990
Consolidated capital additions	73,599	65,907
Plus: net change in accrued capital spending	5,977	5,835
Capital expenditures per consolidated statement of cash flows	$79,576	$71,742
For the three months ended March 31, 2016 and 2015, we capitalized $3.3 million and $2.5 million of interest costs, respectively, and $7.5 million and $7.0 million of other direct and indirect costs, respectively.
We invested $11.5 million in property upgrades during the three months ended March 31, 2016, and we anticipate a full year investment ranging from $70 million to $75 million, an increase of $20 million to $25 million from our property upgrade spending for the year ended December 31, 2015.
Redevelopment and Development
During the three months ended March 31, 2016, our redevelopment investment totaled $31.0 million, the majority of which related to two apartment communities, and our development investment totaled $15.6 million.
Information regarding our redevelopment and development projects at March 31, 2016, is presented below (dollars in millions):

	Location	Total Apartment Homes	Estimated / Actual Net Investment	Inception-to-Date Net Investment	Stabilized Occupancy	NOI Stabilization
Under Redevelopment or Development
One Canal	Boston	310	$195.0	$178.2	3Q 2017	4Q 2018
Park Towne Place	Philadelphia	948	97.0	75.0	1Q 2017	2Q 2018
The Sterling	Philadelphia	535	62.5	54.5	3Q 2016	4Q 2017

In Lease-up
Vivo	Cambridge	91	45.0	43.9	3Q 2016	4Q 2017

Total / Weighted Average		1,884	$399.5	$351.6
Net investment represents the total actual or estimated investment, net of tax and other credits earned as a direct result of our redevelopment or development of the community.
NOI Stabilization represents the period in which we expect the communities to achieve stabilized rents and operating costs, generally five quarters after occupancy stabilization.
During the three months ended March 31, 2016, we continued construction primarily at two redevelopment projects, Park Towne Place and The Sterling. The completed homes in these communities were 88% and 91% leased, respectively, as of March 31, 2016.

During the three months ended March 31, 2016, construction progressed as planned at our One Canal development in Boston. We expect completion of construction and initial occupancy in the second quarter of 2016. Our investment in One Canal has been and will be funded in part by a $114.0 million non-recourse property loan, of which $20.1 million was available to draw at March 31, 2016.
We expect our total development and redevelopment spending to range from $180 million to $220 million for the year ending December 31, 2016.
Financing Activities
For the three months ended March 31, 2016, our net cash provided by financing activities of $5.3 million was primarily attributed to net borrowings on our revolving credit facility, substantially offset by dividends paid to common security holders, distributions paid to noncontrolling interests and principal payments on property loans.
Principal payments on property loans during the period totaled $19.2 million, consisting of scheduled principal amortization. We like the discipline of financing our investments in real estate through the use of amortizing, fixed rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $60.7 million of payments to equity holders, as further detailed in the table below.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the three months ended March 31, 2016 (dollars in thousands):

Cash distributions paid by the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$2,105
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	4,483
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	54,115
Total cash distributions paid by the Aimco Operating Partnership	$60,703

Cash distributions paid by Aimco to holders of noncontrolling interests in consolidated real estate partnerships	$2,105
Cash distributions paid by Aimco to holders of common OP Units	4,318
Cash dividends paid by Aimco to preferred stockholders	2,757
Cash dividends paid by Aimco to common stockholders	51,523
Total cash dividends and distributions paid by Aimco	$60,703

(1)	$2.8 million represented distributions to Aimco, and $1.7 million represented distributions paid to holders of OP Units.

(2)	$51.5 million represented distributions to Aimco, and $2.6 million represented distributions paid to holders of OP Units.
Pursuant to an At-The-Market offering program active at March 31, 2016, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity and debt securities by Aimco.
Future Capital Needs
We expect to fund any future acquisitions, redevelopment, development projects, and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing and operating cash flows. Our near term business plan does not contemplate the issuance of equity securities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, on a consolidated basis, we had approximately $84.9 million of variable-rate property debt outstanding and $106.1 million of variable-rate borrowings under our Credit Agreement. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income, the amount of net income attributable to Aimco common stockholders and the amount of net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to our common security holders being increased) by $1.7 million, $1.6 million and $1.7 million, respectively, on an annual basis.

At March 31, 2016, we had approximately $154.6 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate debt and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 4 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (inclusive of outstanding borrowings under our Credit Agreement) was approximately $4.1 billion at March 31, 2016, inclusive of a $177 million mark-to-market liability (an increase of $57 million as compared to the mark-to-market liability at December 31, 2015). The combined carrying value of our consolidated debt was approximately $3.9 billion at March 31, 2016. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4.1 billion to $4.0 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4.1 billion to $4.3 billion.

ITEM 4.	Controls and Procedures
Aimco
Disclosure Controls and Procedures
Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of Aimco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
The Aimco Operating Partnership
Disclosure Controls and Procedures
The Aimco Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of both Aimco and AIMCO-GP, Inc., the Aimco Operating Partnership’s general partner, has evaluated the effectiveness of the Aimco Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of AIMCO-GP, Inc. have concluded that, as of the end of such period, the Aimco Operating Partnership’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the three months ended March 31, 2016.

(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its common equity securities during the three months ended March 31, 2016. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of March 31, 2016, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the three months ended March 31, 2016.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2016, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the three months ended March 31, 2016.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2016	4,984	$39.02	N/A	N/A
February 1 - February 29, 2016	1,306	38.38	N/A	N/A
March 1 - March 31, 2016	1,047	37.14	N/A	N/A
Total	7,337	$38.64

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
Submission of Matters to a Vote of Security Holders.
Aimco held its 2016 Annual Meeting of Stockholders on April 26, 2016, at its corporate headquarters, located at 4582 South Ulster Street, Suite 1100, Denver, Colorado, 80237. Terry Considine, Aimco’s Chairman and Chief Executive Officer, presided. Aimco’s stockholders considered three proposals, each of which is described in more detail in Aimco’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 7, 2016. On the record date of February 19, 2016, there were 156,599,775 shares of Aimco’s Common Stock issued and outstanding and eligible to vote. The final voting results are reported below.

Proposal 1: Election of eight directors to serve for a one-year term until Aimco’s 2017 annual meeting of stockholders.
Aimco’s stockholders elected each of the eight nominees for director, and the voting results are set forth below:

	For	Against	Abstentions	Broker Non-Votes
James N. Bailey	125,015,586	3,918,965	14,262	4,607,764
Terry Considine	124,863,480	2,911,120	1,174,213	4,607,764
Thomas L. Keltner	127,288,628	1,645,438	14,747	4,607,764
J. Landis Martin	125,690,601	3,244,201	14,011	4,607,764
Robert A. Miller	127,277,037	1,657,599	14,177	4,607,764
Kathleen M. Nelson	127,281,838	1,653,477	13,498	4,607,764
Michael A. Stein	126,457,084	2,477,113	14,616	4,607,764
Nina A. Tran	127,724,056	1,211,873	12,884	4,607,764

Proposal 2: The appointment of Ernst & Young LLP as Aimco’s independent registered public accounting firm for the year ending December 31, 2016, was ratified as follows:

For	Against	Abstentions	Broker Non-Votes
118,528,564	14,970,528	57,485	—

Proposal 3: Advisory vote to approve the compensation of executive officers disclosed in Aimco’s proxy statement.
Aimco’s stockholders gave advisory approval of the executive compensation program, and the voting results are set forth below:

For	Against	Abstentions	Broker Non-Votes
126,349,286	2,514,869	84,658	4,607,764

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.1 to Aimco’s Current Report on Form 8-K dated January 26, 2016, is incorporated herein by this reference)
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
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ PAUL BELDIN
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ ANDREW HIGDON
Andrew Higdon
Senior Vice President and
Chief Accounting Officer

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its general partner

By:	/s/ PAUL BELDIN
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ ANDREW HIGDON
Andrew Higdon
Senior Vice President and
Chief Accounting Officer

Date: April 29, 2016